Form 10-Q
period 1994-12-31
JOHNSON CONTROLS INC
filed 1995-02-13
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1994

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                         Commission File Number 1-5097


                             JOHNSON CONTROLS, INC.
             (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0380010
(State of Incorporation)                     (I.R.S. Employer
                                            Identification No.)


        5757 North Green Bay Avenue, P.O. Box 591, Milwaukee, WI  53201
                    (Address of principal executive office)

Registrant's telephone number, including area code  (414)  228-1200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                  No
                          ----------               ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at December 31, 1994
            -----                   --------------------------------
Common Stock $.16 2/3 Par Value                 40,753,781

JOHNSON CONTROLS, INC.

                                   FORM 10-Q

                               DECEMBER 31, 1994


                                  REPORT INDEX

                                                                            Page No.
                                                                            --------
PART I. - FINANCIAL INFORMATION:
   Consolidated Statement of Financial Position
     at December 31, 1994, September 30, 1994 and
     December 31, 1993  .........................................               3

   Consolidated Statement of Income for the Three-
     Month Periods Ended December 31, 1994 and 1993  ............               4

   Consolidated Statement of Cash Flows for the Three-
     Month Periods Ended December 31, 1994 and 1993  ............               5

   Notes to Consolidated Financial Statements  ..................               6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations  .......................               8


PART II. - OTHER INFORMATION:

   Item 1. Legal Proceedings  ...................................              12

   Item 4. Results of Votes of Security Holders .................              12

   Item 6. Exhibits and Reports on Form 8-K  ....................              13

SIGNATURES  .....................................................              14

                            JOHNSON CONTROLS, INC.

                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (In millions)



                                                           December 31,         September 30,            December 31,
                                                               1994                  1994                   1993
                                                           ------------         -------------            ------------
                                                           (unaudited)                                   (unaudited)
     ASSETS
     Cash and cash equivalents                              $  151.0             $  132.6               $   99.0
     Accounts receivable - net                               1,094.3              1,067.0                  917.8
     Inventories                                               336.7                304.7                  294.0
     Other current assets                                      246.7                274.2                  249.7
                                                            --------             --------               --------
       Current assets                                        1,828.7              1,778.5                1,560.5

     Property, plant and equipment - net                     1,379.6              1,333.4                1,214.3
     Goodwill - net                                            489.8                493.8                  318.4
     Investments in partially-owned affiliates                  96.3                 99.7                   92.6
     Other noncurrent assets                                   102.1                101.5                   75.3
                                                            --------             --------               --------
       Total assets                                         $3,896.5             $3,806.9               $3,261.1
                                                            ========             ========               ========


     LIABILITIES AND EQUITY
     Short-term debt                                           $79.0                $19.2                  $83.4
     Current portion of long-term debt                          26.9                 24.8                   53.8
     Accounts payable                                          804.4                814.9                  630.1
     Accrued compensation and benefits                         219.8                246.3                  170.0
     Accrued income taxes                                       83.0                 39.4                   50.2
     Billings in excess of costs and earnings
       on uncompleted contracts                                 88.3                 76.2                   87.7
     Other current liabilities                                 295.1                295.6                  253.4
                                                            --------             --------               --------
       Current liabilities                                   1,596.5              1,516.4                1,328.6

     Long-term debt                                            666.0                670.3                  459.1
     Postretirement health and other benefits                  169.1                167.1                  159.4
     Other noncurrent liabilities                              250.7                250.3                  208.6
     Shareholders' equity                                    1,214.2              1,202.8                1,105.4
                                                            --------             --------               --------
       Total liabilities and equity                         $3,896.5             $3,806.9               $3,261.1
                                                            ========             ========               ========





     The accompanying notes are an integral part of the financial statements.

                            JOHNSON CONTROLS, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                  (In millions, except per share; unaudited)



                                                                            For the Three Months
                                                                            Ended  December  31,
                                                                       -----------------------------
                                                                         1994                  1993
                                                                       --------              -------
       Net sales                                                       $1,857.6             $1,585.0
       Cost of sales                                                    1,580.3              1,332.4
                                                                       --------             --------
         Gross profit                                                     277.3                252.6

       Selling, general and administrative
         expenses                                                         184.7                171.0
                                                                       --------             --------
         Operating income                                                  92.6                 81.6

       Interest income                                                      1.5                  0.9
       Interest expense                                                   (12.6)               (10.6)
       Miscellaneous - net                                                 (0.4)                 1.4
                                                                       --------             --------
         Other income (expense)                                           (11.5)                (8.3)
                                                                       --------             --------

       Income before income taxes and minority interests                   81.1                 73.3
       Provision for income taxes                                          34.9                 31.5
       Minority interests in net earnings of subsidiaries                   5.0                  3.7
                                                                       --------             --------
       Net income                                                         $41.2                $38.1
                                                                       ========             ========

       Earnings available for common shareholders                         $38.8                $35.8
                                                                       ========             ========

       Earnings per share
         Primary                                                          $0.95                $0.87
                                                                       ========             ========
         Fully diluted                                                    $0.90                $0.83
                                                                       ========             ========





   The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)


                                                          For the Three Months
                                                           Ended December 31,
                                                         ----------------------
                                                           1994         1993
                                                         --------     ---------
OPERATING ACTIVITIES
Net income                                                 $41.2      $38.1
Adjustments to reconcile net income to cash
  provided by operating activities
    Depreciation                                            64.7       54.6
    Amortization of intangibles                              8.7        5.8
    Equity in earnings of partially-
      owned affiliates                                      (1.2)      (3.2)
    Noncurrent deferred income taxes                        (1.4)      (4.5)
    Other                                                  (12.4)       7.5
Changes in working capital, excluding
  acquisition of businesses
    Accounts receivable                                    (30.9)      (9.6)
    Inventories                                            (32.2)     (14.8)
    Other current assets                                    24.7        0.6
    Accounts payable and accrued liabilities               (41.4)     (41.7)
    Accrued income taxes                                    43.7       (8.3)
    Billings in excess of costs and earnings
      on uncompleted contracts                              12.6       16.3
                                                         -------    -------
Cash provided by operating activities                       76.1       40.8
                                                         -------    -------

INVESTING ACTIVITIES
Capital expenditures                                      (107.5)     (67.1)
Sale of property, plant and equipment-net                    3.1        6.1
Increase in long-term investments - net                     (2.4)      (1.2)
Acquisition of businesses                                     --       (3.7)
                                                         -------    -------
    Cash used by investing activities                     (106.8)     (65.9)
                                                         -------    -------

FINANCING ACTIVITIES
Increase in short-term debt                                 60.1       52.2
Issuance of long-term debt                                  47.5        9.6
Repayment of long-term debt                                (42.2)     (10.4)
Payment of cash dividends                                  (19.1)     (17.9)
Other                                                        2.8        2.9
                                                         -------    -------
    Cash provided by financing activities                   49.1       36.4
                                                         -------    -------

Increase in cash and cash equivalents                      $18.4      $11.3
                                                         =======    =======


   The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1994


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Financial Statements

              In the opinion of the company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the company's Annual Report to Shareholders for the year ended September 30, 1994. The results of operations for the three months are not necessarily indicative of the results which may be expected for the company's 1995 fiscal year because of seasonal and other factors.

2.            Cash Flow

              For purposes of the Consolidated Statement of Cash Flows, the company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

              Income taxes paid during the three months ended December 31, 1994 and 1993 (net of income tax refunds) totalled approximately $20 million and $39 million, respectively. The decrease relates to a lower federal tax extension payment made in December, 1994 resulting from larger quarterly estimated tax payments made during fiscal 1994 vs. 1993. Total interest paid on both long-term and short-term debt was $12 million and $7 million for the quarter ended December 31, 1994 and 1993, respectively.

4.            Inventories

              Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

Inventories were comprised of the following:


                                                                   December 31,
                                                              1994             1993
                                                            --------         --------
                                                               (in millions)
Raw materials and supplies                                  $ 107.3          $  94.2
Work-in-process                                               121.8             99.9
Finished goods                                                149.7            147.0
                                                            -------          -------
   FIFO inventories                                           378.8            341.1
LIFO reserve                                                   42.1             47.1
                                                            -------          -------
   LIFO inventories                                         $ 336.7          $ 294.0
                                                            =======          =======

5.            Income Taxes

              The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences, and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1994


6.            Earnings Per Share

              Primary earnings per share are computed by dividing net income, after deducting dividend requirements on the company's Series D Convertible Preferred Stock, by the weighted average number of common shares and common stock equivalents which would arise from the exercise of stock options. Fully diluted earnings are computed by deducting from net income the after-tax compensation expense which would arise from the assumed conversion of the Series D Convertible Preferred Stock, which was $1.4 million and $1.5 million for the three months ended December 31, 1994 and 1993, respectively. Fully diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of the stock options.

              The weighted average number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                      Three Months Ended
                                          December 31,
                                       1994         1993
                                     --------      -------
                                         (in millions)
              Primary                  41.0          41.0
              Fully diluted            44.2          44.3

7.            Contingencies

              As of September 28, 1983, Hoover Universal, Inc. ("Hoover") sold the assets of its Wood Preserving Division to Hoover Treated Wood Products, Inc. ("HTWP"), a subsidiary of Ply-Gem Industries, Inc. ("PLY-GEM"). The agreement provided that Hoover retain certain liabilities relating to that business, including the liability for products shipped prior to October 1, 1983. One of the products of the Wood Preserving Division was fire retardant treated wood. In May 1985, Hoover became a subsidiary of the company.

              The company and its subsidiary, Hoover, have received claims related to fire retardant treated wood sold and used in a number of structures primarily in the eastern half of the United States. These claims allege that the fire retardant treated wood loses its structural integrity under some circumstances over time. Plywood manufacturers, architects, wood treaters, builders, lumber suppliers, chemical suppliers and others are also involved in these claims.

              A mediation process that includes many of these parties and their insurers is ongoing in New Jersey, where a number of these claims are located. The efforts have been successful in resolving much of that litigation.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1994


              The company and its subsidiary are vigorously defending these claims and have been successful on certain of their defenses asserted in these claims to date. During 1993, the company entered into agreements with two insurance carriers to provide a total of $65 million of insurance coverage on potential fire retardant treated wood claims. With respect to the underlying claims, liability cannot be reasonably estimated at this time. However, it is management's opinion that this matter will not have a materially adverse effect on the company's financial position, results of operations or cash flows.

              The company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the liability of the company related to these environmental matters, the company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

              Additionally, the company is involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management's opinion that none of these will have a materially adverse effect on the company's financial position, results of operations or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1993

              Consolidated net sales for the first quarter of fiscal 1995 reached a record $1,858 million, representing a 17% increase over the prior year quarter of $1,585 million. The sales growth was achieved with strong performances in three of our four business segments. Automotive seating sales increased over the prior year on the continued strength of the North American light vehicle build schedule, which grew about 8% compared to the year ago period, coupled with our participation with successful vehicle models such as Chrysler's Neon and Cherokee, General Motors' Blazer and Jimmy and the Toyota Camry. European seating sales also improved resulting from new business, primarily with Rover and Volkswagen Skoda, and growth in existing business generated by improving overall vehicle production rates.

              Controls segment sales of facility services and control systems increased over the prior year. The sales improvement was generated by both increases within facilities management and retrofit activity in the existing commercial buildings market and acquisitions. Prior year acquisitions, accounting for approximately three-quarters of the overall sales increase, include Procord, a U.K. operations and maintenance business; Haydon, a U.K. controls service business; and Network Integration Services, a domestic network installation business. Worldwide orders from the commercial buildings market in the first quarter of fiscal 1995 were higher than a year ago, led by the strength of domestic demand in the existing commercial buildings market.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1994

              Sales for the plastics segment increased over the first quarter of last year, reflecting higher unit shipments of non-soft drink containers, principally water and hot-fill containers for juices and isotonic sport drinks, worldwide. Soft-drink container shipments declined slightly. An improvement in plastics machinery sales also contributed to the overall sales improvement.

              Battery sales decreased slightly compared to the prior year as a result of the absence of shipments to Sears, Roebuck & Company ("Sears"). The impact was partially offset by unit shipment growth associated with existing replacement and original equipment customers and higher lead prices, which are passed along to customers in battery selling prices.

              The overall sales growth experienced in the first quarter is expected to continue throughout fiscal 1995. Management believes the automotive segment will continue to benefit from the strong North American build schedule, participation with successful vehicle models and the launch of new seating programs and as such, is expected to show a 20%-25% sales improvement for the year. Sales growth of 10%-15% for the year is expected for the controls segment. The segment has experienced worldwide order increases, primarily in the retrofit and facilities management markets, and the unearned backlog has continued to grow. Acquisitions made during fiscal 1994 will also benefit current year sales. Management believes the plastics segment will continue to benefit from strong non-soft drink container demand, primarily water and hot-fill containers. A 10%-15% improvement in sales is expected for the fiscal year. The battery segment is expected to show a 10%-15% decline in sales as the anticipated growth in existing customer shipments will mostly offset the loss due to the Sears business. Raw material prices for steel and resin, used in the automotive and plastics segments respectively, have increased; however, these costs generally have been recovered through customer pricing.

              Consolidated operating income for the first fiscal quarter of 1995 of $93 million represents a 13% improvement over the prior year's $82 million. The increase in North American automotive seating sales accounted for the majority of this increase. The automotive segment's operating income was favorably impacted by the increased sales, North American margin improvement associated with established vehicle programs and a relatively flat level of engineering expense. European results remained level with the prior year.

              Operating income for the controls business improved, however, at a rate slightly less than sales. Start-up costs associated with new contracts and the assimilation of international acquisitions impacted facilities management margins, however, installation and service margins remained level.

              First quarter plastics operating income grew as a result of the non-soft drink container and plastics machinery volume improvements noted above, and higher European profitability.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1994


              Battery operating income declined reflecting the lower unit volumes attributable to Sears. Cost reduction programs initiated in fiscal 1994 to reduce capacity and lower the segment's cost structure are currently on target and the first of the two plants scheduled to close during fiscal 1995 ceased operations in December, 1994.

              Other expense increased $3 million over the comparable prior year quarter. Interest expense increased $2 million resulting from the financing associated with fiscal 1994 acquisitions. Equity income, included in Miscellaneous-net, reflects $1.5 million in Mexican Peso devaluation losses associated with certain dollar denominated liabilities held by the company's Mexican unconsolidated affiliates. Excluding this loss, equity income was approximately level with the prior year.

              The effective income tax rate was 43% for the three-month period ended December 31, 1994, consistent with that used for the comparable quarter last year.

              Minority interests in net earnings of subsidiaries increased to $5 million from $4 million in first quarter of last year. The increase primarily relates to improvements in earnings from certain of the company's North American automotive seating subsidiaries.

              The company's first quarter net income and earnings available for common shareholders of $41 million and $39 million, respectively, were approximately 8% higher than the prior year amounts of $38 million and $36 million. This increase was due to the improvements in operating income noted above. Primary and fully diluted earnings per share for the quarter ended December 31, 1994, were $.95 and $.90, respectively, up from $.87 and $.83 in the prior year.


COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

              The company's working capital totalled $232 million at December 31, 1994, compared with $262 million and $232 million at September 30, 1994 and
December 31, 1993, respectively.   The decrease in working capital from
September 30 primarily relates to increases in short-term debt and accrued income taxes, partially offset by increased accounts receivable and inventory balances reflective of the expanding business. Commercial paper outstanding increased approximately $60 million from September 30 to finance increased capital expenditures. Working capital was consistent with the prior year; however, there were increases in accounts receivable and inventories offset by increased accounts payable and accrued compensation and benefits which are reflective of the higher level of business activity. Fluctuations in accrued income taxes occurred as a result of differences between the timing of quarterly provisions for income tax expense and the payment of estimated tax liabilities.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1994


              Cash provided by operating activities of $76 million was $35 million higher than the prior year level of $41 million. The increase is principally due to working capital changes, primarily accrued income taxes and to higher net income adjusted for depreciation and amortization.

Capital Expenditures and Other Investments

              Capital expenditures for property, plant and equipment were approximately $108 million for the first quarter of fiscal 1995, an increase of $41 million from the $67 million incurred during the first quarter of fiscal 1994. Management projects capital spending for the full year will approximate $400 million compared to the $348 million spent during fiscal 1994. The majority of the spending relates to new automotive seating product lines and European automotive facilities. In addition, expansion of non-soft drink and single serve soft drink container capacity, as well as cost reduction projects in all segments, are planned for 1995.

              Investments in partially-owned affiliates decreased approximately $3 million from the September 30, 1994 balance. The change is comprised of the recording of approximately $1 million in equity income (which includes $1.5 million in Mexican Peso devaluation losses associated with certain dollar denominated liabilities held by the company's Mexican unconsolidated affiliates) and cumulative translation adjustments, primarily related to the Mexican affiliates.

Capitalization

              The company's total capitalization at December 31, 1994 of $1,986 million included short-term debt of $106 million, long-term debt of $666 million and shareholders' equity of $1,214 million. Total capitalization at September 30, 1994 and December 31, 1993 was $1,917 million and $1,702 million, respectively. Total debt as a percentage of total capitalization increased to 39% from 37% at the 1994 fiscal year-end, reflecting an increase in commercial paper borrowings. The increase from 35% one year ago reflects debt issued in the third and fourth quarters of fiscal 1994 in conjunction with acquisitions. The cumulative translation adjustments account within consolidated shareholders' equity reflects a total of approximately $13 million related to the devaluation of the Mexican Peso.

              The company believes its capital resources and liquidity position at December 31, 1994 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1995 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1994


Backlog

              The unearned backlog of commercial building systems, services and facilities management contracts to be executed within the next year at December 31, 1994 was $932 million, compared with $750 million at September 30, 1994 and $692 million at December 31, 1993. The increase primarily represents strong retrofit and facilities management activity worldwide and the impact of fiscal 1994 acquisitions. The unearned backlog of government facilities management contracts, which reflects only the noncancellable portion of uncompleted contracts was $456 million compared to $590 million at September 30, 1994 and $670 million last year. The decrease from September 30 primarily reflects the timing of contract renewals. The reduction from last year reflects the loss of certain contracts and scope reductions.

PART II. - OTHER INFORMATION

Item 1.       Legal Proceedings

              There have been no significant changes in status since the last Report, except with respect to the following matter.

ENVIRONMENTAL LITIGATION AND PROCEEDINGS. With respect to the Environmental Litigation and Proceedings reported in the company's Annual Report on Form 10-K for the fiscal year ending September 30, 1994, there has been the following change in status:

              Greenfield, Ohio On December 8, 1994, the company received a formal notice of violation from the Ohio Environmental Protection Agency ("EPA") alleging that the company did not have appropriate air permits for certain manufacturing equipment at its Greenfield, Ohio facility. The company learned of this possible deficiency while preparing an air permit application for new equipment at the facility, and it voluntarily disclosed this information to the Ohio EPA. The notice of violation proposed terms and conditions for new air permits at the facility, but the Ohio EPA has not yet proposed penalties for operating the existing equipment without the proper air permits. The company is negotiating this matter with the Ohio EPA.

Item 4.       Results of Votes of Security Holders

              The registrant held its Annual Meeting of Shareholders on January 25, 1995. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (William F. Andrews, Robert L. Barnett, Willie D. Davis, Donald Taylor and Richard F. Teerlink) were elected. Of the 37,206,364 shares voted, at least 32,866,919 granted authority to vote for these directors and no more than 4,339,445 shares withheld such authority.

              The retention of Price Waterhouse as auditors was approved by the shareholders with 36,842,942 shares voted for such appointment, 178,268 shares voted against, and 185,154 shares abstained.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1994


              The Johnson Controls, Inc. 1994 Executive Incentive Compensation Plan (Qualified Plan) was approved by the shareholders with 33,130,760 shares voted for such approval, 3,508,553 shares voted against, and 567,051 shares abstained.

              The Johnson Controls, Inc. 1994 Long-Term Performance Plan was approved by the shareholders with 33,518,077 shares voted for such approval, 3,177,229 shares voted against, and 511,058 shares abstained.

              The shareholder proposal to declassify the Board of Directors was defeated with 15,400,871 shares voted for approval, 18,968,948 shares voted against, 580,838 shares abstained, and the broker non vote was 2,255,707 shares.

Item 6.  Exhibits and Reports on Form 8-K

              (a)       Exhibits

                 11 Statement regarding computation of primary and fully diluted earnings per share.

                 12 Statement regarding the computation of the ratio of earnings to fixed charges.

                 27     Financial Data Schedule (electronic filing only)

              (b) There were no reports on Form 8-K filed during the three months ended December 31, 1994.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1994




                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JOHNSON CONTROLS, INC.




Date:  February 13, 1995                By:  Stephen A. Roell
                                             Vice President and
                                             Chief Financial Officer