Form 10-Q
period 1995-03-31
JOHNSON CONTROLS INC
filed 1995-05-12
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1995

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

                       Yes   X                  No
                           ------                  ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at March 31, 1995
             -----                       -----------------------------
    Common Stock $.16 2/3 Par Value                  40,825,722

JOHNSON CONTROLS, INC.

                                   FORM 10-Q

                                 March 31, 1995


                                  REPORT INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I. - FINANCIAL INFORMATION:
         Consolidated Statement of Financial Position
            at March 31, 1995, September 30, 1994 and
            March 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

         Consolidated Statement of Income for the Three and
            Six-Month Periods Ended March 31, 1995 and 1994    . . . . . . . . . . . . . . . .       4

         Consolidated Statement of Cash Flows for the Six-
            Month Periods Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . .      5

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .      6

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . .      8


PART II. - OTHER INFORMATION:

         Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

         Item 4. Results of Votes of Security Holders  . . . . . . . . . . . . . . . . . . . .      14

         Item 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .       15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16



                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (In millions)



                                                 March 31,   September 30,    March 31,
                                                   1995          1994           1994
                                                 --------     -----------    ----------
                                                 (unaudited)                 (unaudited)
     ASSETS
     Cash and cash equivalents                     $129.2        $132.6         $63.3
     Accounts receivable - net                    1,242.7       1,067.0         984.0
     Inventories                                    368.5         304.7         289.0
     Other current assets                           263.8         274.2         244.9
                                                 --------      --------      --------
         Current assets                           2,004.2       1,778.5       1,581.2

     Property, plant and equipment - net          1,449.7       1,333.4       1,228.0
     Goodwill - net                                 513.0         493.8         318.2
     Investments in partially-owned affiliates       95.2          99.7          92.3
     Other noncurrent assets                        115.1         101.5          68.6
                                                 --------      --------      --------
         Total assets                            $4,177.2      $3,806.9      $3,288.3
                                                 ========      ========      ========

     LIABILITIES AND EQUITY
     Short-term debt                               $206.4         $19.2         $43.8
     Current portion of long-term debt               71.7          24.8          54.9
     Accounts payable                               917.0         814.9         686.4
     Accrued compensation and benefits              235.3         246.3         201.0
     Accrued income taxes                            42.7          39.4          25.3
     Billings in excess of costs and earnings
       on uncompleted contracts                      90.4          76.2          90.5
     Other current liabilities                      303.0         295.6         254.8
                                                 --------      --------      --------
         Current liabilities                      1,866.5       1,516.4       1,356.7

     Long-term debt                                 631.9         670.3         453.1
     Postretirement health and other benefits       171.5         167.1         160.8
     Other noncurrent liabilities                   261.9         250.3         204.5
     Shareholders' equity                         1,245.4       1,202.8       1,113.2
                                                 --------      --------      --------
         Total liabilities and equity            $4,177.2      $3,806.9      $3,288.3
                                                 ========      ========      ========




     The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share; unaudited)



                                                         For the Three Months        For the Six Months
                                                           Ended  March 31,            Ended  March  31,
                                                        ----------------------     -----------------------
                                                           1995         1994          1995         1994
                                                           ----        -----          ----         ----
     Net sales                                            $2,050.5    $1,682.1      $3,908.1     $3,267.1
     Cost of sales                                         1,762.0     1,441.1       3,342.3      2,773.5
                                                          --------    --------      --------     --------
       Gross profit                                          288.5       241.0         565.8        493.6

     Selling, general and administrative
       expenses                                              205.2       178.0         389.9        349.0
                                                          --------    --------      --------     --------
       Operating income                                       83.3        63.0         175.9        144.6

     Interest income                                           1.8         0.8           3.3          1.7
     Interest expense                                        (15.7)      (10.5)        (28.3)       (21.1)
     Miscellaneous - net                                      (2.2)       (1.4)         (2.6)         0.0
                                                          --------    --------      --------     --------
       Other income (expense)                                (16.1)      (11.1)        (27.6)       (19.4)
                                                          --------    --------      --------     --------

     Income before income taxes and minority interests        67.2        51.9         148.3        125.2
     Provision for income taxes                               27.4        22.3          62.2         53.8
     Minority interests in net earnings of subsidiaries        7.5         4.1          12.6          7.8
                                                          --------    --------      --------     --------
     Net income                                              $32.3       $25.5         $73.5        $63.6
                                                          ========    ========      ========     ========

     Earnings available for common shareholders              $30.0       $23.2         $68.8        $59.0
                                                          ========    ========      ========      =======
     Earnings per share
       Primary                                               $0.73       $0.56         $1.68        $1.43
                                                          ========    ========      ========     ========
       Fully diluted                                         $0.70       $0.54         $1.60        $1.37
                                                          ========    ========      ========     ========




The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)

                                                         For the Six Months
                                                           Ended March 31,
                                                       -----------------------
                                                       1995               1994
                                                       ----               ----
OPERATING ACTIVITIES
Net Income                                               $73.5             $63.6
Adjustments to reconcile net income to cash
  provided by operating activities
    Depreciation                                         125.5             114.8
    Amortization of intangibles                           17.4              14.3
    Equity in losses (earnings) of partially-
      owned affiliates                                     1.5              (4.9)
    Noncurrent deferred income taxes                      (8.0)            (10.9)
    Other                                                 (3.3)              7.8
Changes in working capital, excluding
  acquisition of businesses
    Accounts receivable                                 (163.5)            (65.2)
    Inventories                                          (58.0)             (8.7)
    Other current assets                                  12.5               5.5
    Accounts payable and accrued liabilities              65.4              42.7
    Accrued income taxes                                   3.5             (33.3)
    Billings in excess of costs and earnings
      on uncompleted contracts                            13.4              14.2
                                                        ------            ------
    Cash provided by operating activities                 79.9             139.9
                                                        ------            ------

INVESTING ACTIVITIES
Capital expenditures                                    (230.3)           (144.9)
Sale of property, plant and equipment                     10.7               8.0
Change in long-term investments - net                      4.8              (0.6)
Reversion of pension assets                                0.1               0.2
Acquisition of businesses                                (23.6)             (5.1)
                                                        ------            ------
    Cash used by investing activities                   (238.3)           (142.4)
                                                        ------            ------

FINANCING ACTIVITIES
Increase in short-term debt                              178.4              14.4
Issuance of long-term debt                               212.6              11.1
Repayment of long-term debt                             (201.0)            (16.3)
Payment of cash dividends                                (38.3)            (35.8)
Other                                                      3.3               4.7
                                                        ------            ------
    Cash provided (used) by financing activities         155.0             (21.9)
                                                        ------            ------
Decrease in cash and cash equivalents                    ($3.4)           ($24.4)
                                                        ======            ======


The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1995


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Financial Statements

        In the opinion of the company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the company's Annual Report to Shareholders for the year ended September 30, 1994. The results of operations for the three and six months ended March 31, 1995 are not necessarily indicative of the results which may be expected for the company's 1995 fiscal year because of seasonal and other factors.

2.      Cash Flow

        For purposes of the Consolidated Statement of Cash Flows, the company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

        Income taxes paid during the six months ended March 31, 1995 and 1994 (net of income tax refunds) totalled approximately $77 million and $86 million, respectively. Total interest paid on both long-term and short-term debt was $26 million and $19 million in the six months ended March 31, 1995 and 1994, respectively.

3.      Inventories

        Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

Inventories consist of the following:

                                                              March 31,
                                                          1995           1994
                                                        --------        --------
Raw materials and supplies                             $ 124.5          $  87.4
Work-in-process                                          118.9            112.2
Finished goods                                           167.2            136.2
                                                       -------          -------
    FIFO inventories                                     410.6            335.8
LIFO reserve                                              42.1             46.8
                                                       -------          -------
              LIFO inventories                           368.5            289.0
                                                       =======          =======

4.     Income Taxes

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

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1995


5.     Earnings Per Share

       Primary earnings per share are computed by dividing net income, after deducting dividend requirements on the company's Series D Convertible Preferred Stock, by the weighted average number of common shares and common stock equivalents which would arise from the exercise of stock options. Fully diluted earnings are computed by deducting from net income the after-tax compensation expense which would arise from the assumed conversion of the Series D Convertible Preferred Stock, which was $1.4 million and $1.5 million for the three months ended March 31, 1995 and 1994, respectively and $2.9 million and $3.0 million for the six months ended March 31, 1995 and 1994, respectively. Fully diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of the stock options.

       The weighted average number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                                                   Three Months Ended          Six Months Ended
                                                                       March 31,                   March 31,
                                                                   1995       1994                1995    1994
                                                                 --------    -------             ------- -------
                                                                    (in millions)                 (in millions)
              Primary                                               41.0       41.1             41.0       41.1
              Fully diluted                                         44.2       44.4             44.2       44.4

6.     Contingencies

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

FORM 10-Q, MARCH 31, 1995


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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1994

       Consolidated net sales rose 22% over the comparable prior year quarter to $2,051 million. Double digit sales growth was achieved in three of our four business segments. Automotive seating sales in North America were higher than the prior year quarter due to the continued strength of the industry vehicle build schedule and the company's participation with new and successful vehicle programs, including Chrysler's Jeep Cherokee and Stratus/Cirrus sedans and General Motor's S10 Pick-up and Blazer/Jimmy. The consolidation of Seating Systems Technology, Inc. (SSTI), a domestic seating business which produces rear seats for the Ford Explorer for which the remaining interest was purchased January 1, 1995, also contributed to the quarter-over-quarter increase. Automotive seating sales in Europe were higher than the prior year quarter principally due to new business, the weaker dollar and improving industry production levels.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1995


       The controls segment's sales of facility services and control systems increased over the prior year quarter due to increased activity in the existing commercial buildings market. Strong facilities management and retrofit activity were the primary drivers. Facilities management sales benefitted from the September, 1994 acquisition of Procord, a United Kingdom ("U.K.") facilities management business. International sales growth, principally in Europe and the Pacific Rim, was impacted by the July, 1994 acquisition of Haydon, a U.K. controls service business, and the weaker U.S. dollar. Sales to the government market declined due to the loss of certain contracts. Worldwide orders from the commercial market were higher than in the prior year quarter primarily on the strength of North American bookings in the retrofit market. In late March, the company acquired the Atomic Energy Agency (AEA) facilities management contract in the U.K.

       Increased plastics segment sales for the second quarter of fiscal 1995 resulted from higher unit shipments of water and hot-fill containers for juices and isotonic sports drinks in both North America and Europe. Sales to the Latin American and Eastern European markets also improved. Resin price increases in both North America and Europe have been successfully passed along to customers. Plastics machinery sales were higher than the year ago period.

       Battery sales for the second quarter decreased due to the absence of shipments to Sears and the moderate winter weather. Higher lead prices, which are passed along to customers, offset a portion of the decline.

       Consolidated operating income for the second quarter of fiscal 1995 of $83 million represents a 32% improvement over the prior year. The increase in automotive seating sales accounted for the majority of the overall improvement. Operating income in the automotive segment grew at a higher rate than sales as a result of improved margins associated with existing vehicle programs, and improved European profitability.

       Operating income from the controls business rose on par with sales as a result of the increased activity in the commercial buildings market.

       Plastics operating income increased at a rate less than sales. The impact of increased higher margin, non-soft drink container volume was partially offset by costs associated with adding capacity for soft drink and non-soft drink containers. In addition, the recovery of resin price increases from customers, although increasing sales, had no effect on operating income.

       The battery segment experienced a slight operating loss in the quarter, compared with a slight gain in the prior year, resulting from the overall unit volume declines noted above, partially offset by the favorable impact of continued cost reduction efforts.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1995


       Other expense increased to $16 million for the second quarter of fiscal 1995 compared to $11 million for the prior year. The increase primarily relates to higher interest expense and the recording of equity losses. A $5 million increase in interest expense resulted primarily from the financing associated with fiscal 1994 acquisitions. Equity losses included approximately $4 million in Mexican peso devaluation losses associated with the company's Mexican unconsolidated affiliates. Partially offsetting the above was a reduction in stock appreciation rights expense resulting from changes in the company's common stock price.

       The effective income tax rate was 41% for the three month period ended March 31, 1995. This compares with 43% for the year-ago period. The quarterly rate reflects the adjustment required to provide a year-to-date effective rate of 42%. The 1% decrease in the estimated annual effective rate reflects an improved outlook for the company's European operations.

       Minority interests in net earnings of subsidiaries increased to $8 million from $4 million for the year ago period. The increase relates to higher earnings from certain of the company's North American automotive seating subsidiaries.

       The company's second quarter net income reached $32 million, an increase of 27% from the prior year quarter. Earnings available for common shareholders of $30 million was $7 million or 29% over the prior year quarter. These increases were primarily due to the significant improvement in operating income. Primary and fully diluted earnings per share were $.73 and $.70, respectively, for the second quarter of fiscal 1995, up from $.56 and $.54 for primary and fully diluted earnings per share in fiscal 1994.


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1994

       For the six months ended March 31, 1995, sales totalled $3,908 million, an increase of 20% from a year ago. A substantial portion of the increase resulted from a higher level of activity in the automotive seating market. Automotive seating sales in the first half of fiscal 1995 increased over the prior year, primarily due to the strong North American vehicle build schedule and the company's participation with new and successful vehicle programs. European seating sales increased from the year ago period due to improving industry vehicle production levels, the success of new vehicle programs in Europe and favorable exchange rates.

       Controls segment sales of facility services and control systems increased during the first half of fiscal 1995 due to higher sales to the worldwide existing commercial buildings market. Most of the revenue growth was associated with facility management service contracts, partially due to fiscal 1994 acquisitions, and increased retrofit activity.

       Plastics segment sales for the first half of fiscal 1995 increased, reflecting higher worldwide unit shipments of non-soft drink containers, including water and hot-fill containers, and an improvement in plastics machinery sales. The pass-through of resin price increases also resulted in higher sales.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1995


       Sales for the first six months of fiscal 1995 in the battery segment were lower than the comparable prior year period resulting from the absence of shipments to Sears and the mild winter weather. The decrease was slightly offset by higher lead prices which are passed along to customers.

       Consolidated operating income rose 22% during the first half of fiscal 1995 to $176 million. Three of the four business segments contributed to the increase. The automotive segment's operating income increased from the comparable prior year period, reflecting strong North American volumes and improved European profitability.

       Operating income of the controls segment grew as a result of the increased activity in the worldwide existing commercial buildings market. Start-up costs associated with new contracts and the assimilation of acquisitions had a slight impact on facilities management margins.

       Plastics income for the first half of fiscal 1995 increased over the prior year due to the volume improvements noted above, including sales of higher margin non-soft drink containers.

       Operating income of the battery segment declined due to the lower unit volumes previously discussed. The segment's success at reducing costs assisted in offsetting a portion of this decrease.

       Management believes that sales and operating income for the remainder of fiscal 1995 will continue to exceed prior year levels. Management believes the automotive segment will achieve sales improvement of 25%-30%. The segment will continue to benefit from the strong North American build schedule, the impact of new program launches in Europe, and a recovering European economy. The controls segment should continue to benefit from strong facilities management and retrofit activity, partially due to prior year acquisitions, and therefore, management expects 15%-20% overall sales improvement. Management believes that plastics segment sales growth will approximate 20%-25% as it continues to benefit from strong non-soft drink container demand, coupled with the impact of the resin price pass-throughs. Management continues to expect battery segment sales for fiscal 1995 to be approximately 10%-15% below the prior year due to the loss of the Sears business and mild winter weather, partially offset by higher unit shipments to new and existing replacement and original equipment customers.


       Other expense increased approximately $8 million to $28 million for the first six months of fiscal 1995, resulting from higher interest expense and the recording of equity losses. Interest expense increased principally as a result of the financing associated with fiscal 1994 acquisitions. Equity losses primarily resulted from the impact of the devaluation of the Mexican Peso on the company's unconsolidated Mexican affiliates of approximately $6 million.

       The effective income tax rate was 42% for the six month period ended March 31, 1995. This compares to 43% for the year ago period. This decrease reflects an improved outlook for the company's European operations.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1995


       Minority interests in net earnings of subsidiaries increased to $13 million from $8 million for the year ago period. The increase primarily relates to improvements in earnings from certain of the company's North American automotive seating subsidiaries.

       Net income for the first six months of fiscal 1995 increased 16% to $74 million from $64 million for the first half of fiscal 1994. Earnings available to common shareholders of $69 million exceeded the prior year period by $10 million or 17%. Primary and fully diluted earnings per share were $1.68 and $1.60, respectively, for the first half of fiscal 1995, up from $1.43 and $1.37 in fiscal 1994.


COMPARISON OF FINANCIAL CONDITION

Cash Flow and Working Capital

       Cash provided by operating activities during the six months ended March 31, 1995 of $80 million was $60 million lower than the comparable prior year period, primarily due to higher accounts receivable which were generated by the higher sales volumes.

       The company's working capital totalled $138 million at March 31, 1995, compared with $262 million and $225 million at September 30, 1994 and March 31, 1994, respectively. The decline in working capital over the comparable prior year amounts is primarily a result of increases in short-term debt and accounts payable, partially offset by the increase in accounts receivable noted above, and higher inventories. Short-term debt increased to fund operating activities, capital spending and the current year acquisitions previously discussed. Fluctuations in working capital items generally reflect the higher volumes. Fluctuations in accrued income taxes occur as a result of differences between the timing of quarterly provisions for income tax expense and the payment of estimated tax liabilities.

Capital Expenditures and Other Investments

       Capital expenditures for property, plant and equipment were approximately $230 million during the first six months of fiscal 1995, up from $145 million for fiscal 1994. Management projects capital spending for the full year to approximate $425 million. The majority of the spending has, and will continue to be, related to the expansion of automotive facilities and product lines in Europe and to increase non-soft drink plastic container capacity.

       Investments in partially-owned affiliates decreased approximately $5 million from the September 30, 1994 balance primarily due to the company's recording of equity losses, as previously described.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1995


Capitalization

       The company's total capitalization at March 31, 1995, September 30, 1994 and March 31, 1994 was $2,155 million, $1,917 million and $1,665 million,
respectively.   The company's capitalization at March 31, 1995 included
short-term debt of $278 million, long-term debt of $632 million and shareholders' equity of $1,245 million. Short-term debt increased significantly from both a year ago and September 30, as previously discussed. Long-term debt reflects the issuances of $125 million of 20 year, 7.7% debentures and $30 million of 6.92% private notes in the second quarter of fiscal 1995. The proceeds of these offerings were used to refinance $150 million of the company's 8.875% notes which were due in 1998. Total debt as a percentage of total capitalization was 42% at the end of the current quarter, 37% at September 30, 1994 and 33% a year ago. Management expects this ratio to approximate 39% by the company's fiscal year-end.

       The company believes its capital resources and liquidity position at March 31, 1995 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1995 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

Backlog

       The unearned backlog of commercial building systems, services and facilities management contracts to be executed within the next year at March 31, 1995 was $1,094 million, compared with $750 million at September 30, 1994 and $684 million at March 31, 1994. The increase primarily relates to the impact of fiscal 1994 acquisitions, and strong worldwide facilities management and retrofit activity. The unearned backlog of government facilities management contracts, which reflects only the noncancellable portion of uncompleted contracts was $348 million compared with $590 million at September 30, 1994 and $552 million last year. The decrease primarily reflects the absence of certain government contracts, scope reductions and the timing of renewals.


PART II. - OTHER INFORMATION

Item 1.       Legal Proceedings

       There have been no significant changes in status since the last Report, except with respect to the following matters:

ENVIRONMENTAL LITIGATION AND PROCEEDINGS. With respect to the Environmental Litigation and Proceedings reported in the company's Annual Report on Form 10-K for the fiscal year ending September 30, 1994, there have been the following changes in status:

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1995


       Taracorp: In February, 1995, the EPA issued a proposed plan outlining its proposal for addressing an on-site waste pile, off-site waste fill areas, and groundwater. This proposed plan calls for work in addition to the soil remediation work called for in the 1990 record of decision ("ROD"). The EPA estimates the cost of its preferred remedy under this proposed plan to be approximately $9 million. The PRP group believes these areas can be appropriately addressed for significantly less than $9 million and, on April 18, 1995, the PRP group submitted comments to the EPA setting forth its position. The company does not have information as to when the EPA will issue a ROD for this portion of the site remedy.

       Rasmussen: In February, 1995, the company made an additional payment of approximately $1.1 million for site remediation costs under the settlement agreement and consent decree. The company's total contribution to date is approximately $1.6 million of the original estimated total of $3.5 million.

       Wildcat: In January, 1995, the company and all other parties tentatively agreed to settle this matter. The parties will likely sign a consent decree in the summer of 1995. The company's ultimate liability under the tentative settlement agreement will be a small fraction of the alleged $1.8 million in total damages.

       Johnson Controls, Inc. v. Employers Insurance of Wausau, a Mutual Company, et. al. (Case No. 89-CV-016174): On February 24, 1995, Milwaukee County Circuit Court granted the summary judgment motion of the defendant Employers Insurance of Wausau (this motion was joined by defendant Travelers Insurance) and dismissed Johnson Controls' complaint seeking to recover environmental investigation and cleanup costs at 21 sites. The Court followed the reasoning of a recent Wisconsin Supreme Court decision and held that, under the law of Wisconsin, response costs under CERCLA (a/k/a Superfund) are not "damages" as that term is used in comprehensive general liability insurance policies. The Court has not yet issued an order in this case, but it will likely do so in the next few months. The company is considering appealing this decision. The company has not recorded any anticipated recoveries of future insurance proceeds, and therefore, the outcome of this case should have no significant impact on the company's consolidated financial statements.

Item 4.       Results of Votes of Security Holders

       Reference is made to Item 4 of the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 25, 1995.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1995


Item 6.  Exhibits and Reports on Form 8-K

    (a)    Exhibits

      11 Statement regarding computation of primary and fully diluted earnings per share.

      12 Statement regarding the computation of the ratio of earnings to fixed charges.

      27   Financial Data Schedule (electronic filing only)

    (b) On March 16, 1995 the company filed a report on Form 8-K, filing as exhibits various documents relating to the establishment of a $350 million shelf registration statement and the issuance by the company of $125 million of 7.7% debentures.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1995




                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JOHNSON CONTROLS, INC.



Date:  May 12, 1995                          BY  Stephen A. Roell
                                                 Vice President and
                                                 Chief Financial Officer