Form 10-Q
period 1995-06-30
JOHNSON CONTROLS INC
filed 1995-08-14
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                       Yes   __X__                  No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Outstanding at June 30, 1995
              -----                   ----------------------------
Common Stock $.16 2/3 Par Value                  40,937,566

JOHNSON CONTROLS, INC.

                                   FORM 10-Q

                                 JUNE 30, 1995


                                  REPORT INDEX

                                                                                  Page No.
                                                                                  --------
PART I. - FINANCIAL INFORMATION:

          Consolidated Statement of Financial Position
            at June 30, 1995, September 30, 1994 and
            June 30, 1994  .............................................                              3

          Consolidated Statement of Income for the Three and
           Nine-Month Periods Ended June 30, 1995 and 1994  ............                              4

          Consolidated Statement of Cash Flows for the Nine-
            Month Periods Ended June 30, 1995 and 1994  ................                              5

          Notes to Consolidated Financial Statements  ..................                              6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations  .......................                              8


PART II. - OTHER INFORMATION:

          Item 1. Legal Proceedings  ...................................                             13

          Item 4. Results of Votes of Security Holders  ................                             14

          Item 5. Other Information  ...................................                             14

          Item 6. Exhibits and Reports on Form 8-K  ....................                             15

SIGNATURES  ............................................................                             16


                            JOHNSON CONTROLS, INC.

                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                (In millions)


                                               June 30,       September 30,     June 30,
                                                 1995             1994            1994
                                              -----------     -------------    -----------
                                              (unaudited)                      (unaudited)

ASSETS
Cash and cash equivalents                       $  111.6        $  132.6        $   93.1
Accounts receivable - net                        1,317.0         1,067.0         1,027.5
Inventories                                        359.4           304.7           308.2
Other current assets                               264.5           274.2           262.6
                                                --------        --------        --------
  Current assets                                 2,052.5         1,778.5         1,691.4

Property, plant and equipment - net              1,500.2         1,333.4         1,291.2
Goodwill - net                                     530.8           493.8           418.4
Investments in partially-owned affilates           102.2            99.7            95.4
Other noncurrent assets                            116.8           101.5           112.1
                                                --------        --------        --------
  Total assets                                  $4,302.5        $3,806.9        $3,608.5
                                                ========        ========        ========

LIABILITIES AND EQUITY
Short-term debt                                 $  168.4        $   19.2        $   14.9
Current portion of long-term debt                   70.4            24.8            54.9
Accounts payable                                   930.4           814.9           774.8
Accrued compensation and benefits                  254.8           246.3           227.6
Accrued income taxes                                54.2            39.4            47.2
Billings in excess of costs and earnings
  of uncompleted contracts                          99.8            76.2            94.3
Other current liabilities                          344.3           295.6           267.2
                                                --------        --------        --------
  Current liabilities                            1,922.3         1,516.4         1,480.9

Long-term debt                                     639.6           670.3           573.8
Postretirement health and other benefits           170.6           167.1           162.9
Other noncurrent liabilities                       270.8           250.3           236.4
Shareholders' equity                             1,299.2         1,202.8         1,154.5
                                                --------        --------        --------
  Total liabilities and equity                  $4,302.5        $3,806.9        $3,608.5
                                                ========        ========        ========


   The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share; unaudited)



                                                             For the Three Months   For the Nine Months
                                                                Ended June 30,       Ended  June 30,
                                                             ------------------     -----------------
                                                                1995     1994        1995     1994
                                                             --------- --------     -------- --------
 Net sales                                                    $2,180.9 $1,757,8     $6,089.0 $5,024.9
 Cost of sales                                                 1,861.9  1,479.5      5,204.2  4,253.0
                                                             --------- --------     -------- --------
   Gross profit                                                  319.0    278.3        884.8    771.9

 Selling, general and administrative
  expenses                                                       197.9    180.5        587.8    529.5
                                                             --------- --------     -------- --------
   Operating income                                              121.1     97.8        297.0    242.4

 Interest income                                                   1.7      1.0          5.0      2.7
 Interest expense                                                (15.4)    (9.6)       (43.7)   (30.7)
 Miscellaneous - net                                              (1.8)     4.4         (4.4)     4.4
                                                             --------- --------     -------- --------
   Other income (expense)                                        (15.5)    (4.2)       (43.1)   (23.6)
                                                             --------- --------     -------- --------

 Income before income taxes and minority interests               105.6     93.6        253.9    218.8
 Provision for income taxes                                       44.4     40.3        106.6     94.1
 Minority interests in net earnings of subsidiaries                5.9      7.7         18.5     15.5
                                                             --------- --------     -------- --------
 Net income                                                      $55.3    $45.6       $128.8   $109.2

 Earnings available for common shareholders                      $52.9    $43.4       $121.7   $102.3
                                                             ========= ========     ======== ========
 Earnings per share
   Primary                                                       $1.28    $1.06        $2.96    $2.49
                                                             ========= ========     ======== ========
  Fully diluted                                                  $1.21    $1.00        $2.81    $2.37
                                                             ========= ========     ======== ========





    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)


                                                        For the Nine Months
                                                           Ended June 30,
                                                      -----------------------
                                                       1995             1994
                                                      ------           ------
OPERATING ACTIVITIES
Net Income                                            $128.8           $109.2
Adjustments to reconcile net income to cash
  provided by operating activities
    Depreciation                                       198.4            170.7
    Amortization of intangibles                         26.2             21.4
    Equity in earnings of partially-
      owned affiliates                                  (2.6)            (7.8)
    Noncurrent deferred income taxes                    (8.3)           (17.9)
    Other                                              (10.7)           (10.2)
Changes in working capital, excluding
  acquisition of businesses
    Accounts receivable                               (223.2)           (98.3)
    Inventories                                        (40.8)           (12.2)
    Other current assets                                13.3            (10.3)
    Accounts payable and accrued liabilities           111.6            138.6
    Accrued income taxes                                14.7            (11.5)
    Billings in excess of costs and earnings
      on uncompleted contracts                          22.6             17.7
                                                     -------          -------
        Cash provided by operating activities          230.0            289.4
                                                     -------          -------

INVESTING ACTIVITIES
Capital expenditures                                  (339.0)          (241.0)
Sale of property, plant and equipment                   12.0             11.9
Acquisition of businesses                              (30.6)          (102.9)
Change in long-term investments - net                    3.3             (1.2)
Other                                                    0.1              0.2
                                                     -------          -------
        Cash used by investing activities             (354.2)          (333.0)
                                                     -------          -------

FINANCING ACTIVITIES
Increase (decrease) in short-term debt                 134.3            (15.8)
Issuance of long-term debt                             219.0            136.1
Repayment of long-term debt                           (203.0)           (23.0)
Payment of cash dividends                              (57.5)           (53.7)
Other                                                   10.4              5.4
                                                     -------          -------
        Cash provided by financing activities          103.2             49.0
                                                     -------          -------

(Decrease) increase in cash and cash equivalents      ($21.0)            $5.4
                                                     =======          =======





          The accompanying notes are an integral part of the financial

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Financial Statements

              In the opinion of the company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the company's Annual Report to Shareholders for the year ended September 30, 1994. The results of operations for the three and nine months ended June 30, 1995 are not necessarily indicative of the results which may be expected for the company's 1995 fiscal year because of seasonal and other factors.

2.            Cash Flow

              For purposes of the Consolidated Statement of Cash Flows, the company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

              Income taxes paid during the nine months ended June 30, 1995 and 1994 (net of income tax refunds) totalled approximately $103 million and $104 million, respectively. Total interest paid on both long-term and short-term debt was $44 million and $26 million in the nine months ended June 30, 1995 and 1994, respectively.

3.            Inventories

              Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

Inventories consist of the following:

                                                            June 30,
                                                     1995             1994
                                                   --------         --------
Raw materials and supplies                         $ 127.8          $  94.9
Work-in-process                                      113.2            120.2
Finished goods                                       160.5            139.9
                                                   -------          -------
    FIFO inventories                                 401.5            355.0
LIFO reserve                                          42.1             46.8
                                                   -------          -------
    LIFO inventories                               $ 359.4          $ 308.2
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

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995


5.            Earnings Per Share

              Primary earnings per share are computed by dividing net income, after deducting dividend requirements on the company's Series D Convertible Preferred Stock, by the weighted average number of common shares and common stock equivalents which would arise from the exercise of stock options. Fully diluted earnings are computed by deducting from net income the after-tax compensation expense which would arise from the assumed conversion of the Series D Convertible Preferred Stock, which was $1.4 million and $1.5 million for the three months ended June 30, 1995 and 1994, respectively and $4.3 million and $4.4 million for the nine months ended June 30, 1995 and 1994, respectively. Fully diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of the stock options.

              The weighted average number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                      Three Months Ended                 Nine Months Ended
                                            June 30,                          June 30,
                                       1995          1994                 1995       1994
                                     --------      --------             --------    --------
                                         (in millions)                      (in millions)
              Primary                  41.2          41.0                  41.1        41.0
              Fully diluted            44.4          44.4                  44.4        44.3

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

              A mediation process that includes many of these parties and their insurers is ongoing in New Jersey, where a number of these claims are located. The efforts to date have been successful in resolving much of that litigation.

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995


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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1995 AND JUNE 30, 1994

              Consolidated net sales for the third quarter of fiscal 1995 of $2,181 million surpassed the third quarter of fiscal 1994 by $423 million or 24%. The improvement was generated by double digit sales growth in three of the four business segments. Automotive seating sales increased over the prior year quarter. Sales in North America were higher due to new and successful vehicle programs, including Chrysler's Cirrus/Stratus sedans and Jeep Cherokee, General Motor's Jimmy/Blazer and Toyota's Avalon and Camry sedans. The consolidation of Seating Systems Technology, Inc. ("SSTI"), for which the remaining interest was purchased January 1, 1995, also contributed to the quarter-over-quarter increase. Automotive seating sales in Europe showed strong improvement principally due to the new Ford Escort business and the weaker dollar.

              Controls segment sales of facility services and control systems were higher than the prior year quarter as a result of increased sales to the commercial buildings market. Worldwide facilities management sales were strong, partially due to the acquisitions of Procord in September, 1994 and the Atomic Energy Authority ("AEA") contract in late March of fiscal 1995. The increase also stemmed from higher domestic retrofit and international new construction activity. Sales within the government market were lower, reflecting the loss of certain contracts and scope reductions. Worldwide orders from the commercial market were higher than in the prior year quarter.

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995


              Plastics segment sales for the third quarter of fiscal 1995 increased over the prior year. The improvement was generated by higher unit shipments of water and other non-soft drink containers to both the North American and European markets. The pass-through of higher resin costs in pricing also contributed to the sales increase. Plastics machinery sales improved over the comparable prior year quarter.

              Sales for the battery segment were slightly lower than the comparable prior year quarter. Total unit shipments declined from the prior year reflecting the loss of the Sears business; however, unit shipments to existing customers increased. Higher lead costs, which are passed through in pricing, offset a portion of the decline.

              Consolidated operating income improved 24% to $121 million for the third quarter of fiscal 1995 from $98 million in the comparable prior year quarter. The automotive segment's operating income was higher due to the increased volume, both in North America and Europe, and margin improvements associated with existing vehicle programs. In addition, the acquisition of the trim cover facilities from the Acustar division of Chrysler Corporation in June, 1994 contributed to the operating income improvement.

              Operating income from the controls business improved as a result of increased activity in the commercial buildings market.

              Plastics operating income for the quarter increased as a result of the increases in non-soft drink container and plastics machinery volumes. Resin costs had a negative impact on margin percentages as the recovery of resin price increases from customers, although increasing sales, had no effect on operating income.

              The battery segment's operating income for the quarter decreased slightly as the overall unit volume declines noted above were partially offset by the favorable impact of cost reduction efforts.

              Other expense increased to $16 million for the third quarter of fiscal 1995 compared to the prior year's $4 million. Interest expense was approximately $6 million higher than the comparable prior year quarter principally resulting from the financing associated with fiscal 1994 acquisitions. Miscellaneous-net reflects approximately $5 million in increased stock appreciation rights and deferred compensation costs associated with the higher market price of the company's stock.

              The effective income tax rate was 42% for the three month period ended June 30, 1995. This compares with 43% for the year- ago period. The decrease in the annual effective rate reflects an improved outlook for the company's European operations.

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995


              The company's third quarter net income increased 21% to $55 million, up from $46 million in the prior year. Earnings available for common shareholders of $53 million improved 22% over the prior year quarter. These increases were due to the improvement in operating income discussed above. Primary and fully diluted earnings per share were $1.28 and $1.21, respectively, for the third quarter of fiscal 1995, up from $1.06 and $1.00 for primary and fully diluted earnings per share in fiscal 1994.


COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 1995 AND JUNE 30, 1994

              For the nine months ended June 30, 1995, sales totalled $6,089 million, a 21% improvement from the comparable prior year period. A substantial portion of the sales growth was generated by a higher level of activity in the automotive seating market. Automotive seating sales during the first nine months of fiscal 1995 increased over the prior year, primarily due to the strong North American vehicle build schedule and the company's participation with new and successful vehicle programs. European seating sales also improved due to the success of new business, primarily with Ford, favorable currency translation rates and improving industry vehicle production levels.

              Controls segment sales of facility services and control systems increased during the first three quarters of fiscal 1995 due to higher sales to the existing commercial buildings market. Strong growth within the facilities management and retrofit markets, partially due to acquisitions, were the primary drivers.
              Plastics segment sales for the first nine months of fiscal 1995 increased, reflecting higher unit shipments of water and other non-soft drink containers in both North America and Europe, and improved plastics machinery sales. The pass-through of resin price increases to customers also resulted in higher sales.

              Sales for the first nine months of fiscal 1995 in the battery segment were lower than the comparable prior year period reflecting the absence of shipments to Sears. The decrease was partially offset by an increase in unit shipments to existing customers and higher lead prices which are passed along to customers.

              Consolidated operating income for the first three quarters of fiscal 1995 rose 23% to $297 million. The automotive segment's operating income increased for the first nine months of fiscal 1995, reflecting the increase in both North American and European volumes and improved production efficiencies associated with existing vehicle programs.

              Operating income of the controls segment was higher than the comparable prior year period due to increased activity in the worldwide commercial buildings market. Start-up costs associated with new contracts and the assimilation of acquisitions had a slight impact on margin percentages.

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995


              Plastics operating income for the first nine months of fiscal 1995 increased over the prior year due to the volume improvements noted above. However, as previously discussed, the recovery of resin price increases from customers had a negative impact on margin percentages.

              Operating income of the battery segment declined as a result of the overall lower unit volumes. The segment's success at reducing costs assisted in offsetting a portion of the decrease.

              Management believes that sales and operating income for the remainder of fiscal 1995 will continue to exceed prior year levels. Management believes the automotive segment will achieve sales improvement of approximately 30%-35%. The segment will continue to benefit from new and successful vehicle programs in both North America and Europe and favorable currency translation rates. The controls segment is expected to achieve overall sales improvement of 15%-20% as it continues to benefit from strong facilities management and retrofit activity, partially due to acquisitions. Management believes that plastics segment sales growth will approximate 15%-20% as it continues to benefit from strong worldwide non-soft drink container demand, coupled with the impact of the resin price pass-throughs. Management expects battery segment sales for fiscal 1995 to be approximately 10%-15% below the prior year due to the loss of the Sears business, partially offset by higher unit shipments to existing customers and higher lead costs passed along to customers.

              Other expense increased approximately $20 million to $43 million for the first nine months of fiscal 1995. Interest expense increased approximately $13 million as a result of the financing associated with fiscal 1994 acquisitions. Miscellaneous-net reflects a decrease of approximately $5 million in equity income primarily resulting from the impact of the devaluation of the Mexican Peso on the company's unconsolidated Mexican affiliates. In addition, the company recorded approximately $2 million in increased stock appreciation rights and deferred compensation costs resulting from the higher market price of the company's stock.

              The effective income tax rate was 42% for the nine month period ended June 30, 1995. This compares to approximately 43% for the year ago period. The decrease in the estimated annual effective rate reflects an improved outlook for the company's European operations.

              Minority interests in net earnings of subsidiaries increased to $19 million from $16 million for the year ago period. The increase relates to higher earnings from certain of the company's North American automotive seating subsidiaries.

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995


              Net income for the first nine months of fiscal 1995 increased 18% to $129 million from $109 million in the prior year. Earnings available to common shareholders of $122 million exceeded the prior year period by $19 million or 19%. Primary and fully diluted earnings per share were $2.96 and $2.81, respectively, for the first nine months of fiscal 1995, up from $2.49 and $2.37 in fiscal 1994.


COMPARISON OF FINANCIAL CONDITION

Cash Flow and Working Capital

              Cash provided by operating activities during the nine months ended June 30, 1995 of $230 million was $59 million lower than the comparable prior year period, primarily as a result of higher accounts receivable, which were generated by the higher volumes.

              The company's working capital totalled $130 million at June 30, 1995, compared with $262 million and $211 million at September 30, 1994 and June 30, 1994, respectively. The decline in working capital from the comparable prior year dates is primarily attributable to increases in short-term debt and accounts payable, partially offset by increases in accounts receivable and inventories. Short-term debt increased to fund operating activities, capital spending and current year acquisitions.

Capital Expenditures and Other Investments

              Capital expenditures for property, plant and equipment were approximately $339 million during the first nine months of fiscal 1995, up from $241 million for the comparable prior year period. Management projects that capital spending for the full year will approximate $425 million. The majority of the spending has been related to the expansion of automotive facilities and product lines and to increase plastic container capacity. Cost reduction efforts in all segments will continue to contribute to the spending.

              Goodwill increased to $531 million from $494 million at September 30, 1994 and $418 million at June 30, 1994. The increase from September 30 primarily relates to goodwill associated with several small acquisitions including AEA and SSTI previously discussed. In addition, during the quarter, the company purchased B&W Kunststoffmaschinen Handelsgesellschaft GmbH ("B&W"), a plastics machinery manufacturer located in Germany and the Czech Republic. The increase from the prior year relates to the acquisitions of Procord and Haydon in the fourth quarter of fiscal 1994 and the current year acquisitions.

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995


Capitalization

              The company's total capitalization at June 30, 1995, September 30, 1994 and June 30, 1994 was $2,178 million, $1,917 million and $1,798 million, respectively. The company's capitalization at June 30, 1995 included short-term debt of $239 million, long-term debt of $640 million and shareholders' equity of $1,299 million. Short-term debt increased significantly from both a year ago and September 30, as previously discussed. Total debt as a percentage of total capitalization was 40% at the end of the current quarter, 37% at September 30, 1994 and 36% a year ago.

              The company believes its capital resources and liquidity position at June 30, 1995 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1995 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

Backlog

              The unearned backlog of commercial building systems, services and facilities management contracts to be executed within the next year at June 30, 1995 was $1,130 million, compared with $750 million at September 30, 1994 and $794 million at June 30, 1994. The increase primarily relates to the impact of fiscal 1994 acquisitions and strong worldwide facilities management and retrofit activity. The unearned backlog of government facilities management contracts, which reflects only the noncancellable portion of uncompleted contracts was $285 million compared with $590 million at September 30, 1994 and $429 million last year. The decrease primarily reflects the absence of certain government contracts, scope reductions and the timing of renewals.


PART II. - OTHER INFORMATION

Item 1.       Legal Proceedings

              There have been no significant changes in status since the last Report, except with respect to the following matters:

ENVIRONMENTAL LITIGATION AND PROCEEDINGS. With respect to the Environmental Litigation and Proceedings reported in the company's Annual Report on Form 10-K for the fiscal year ending September 30, 1994, and subsequent quarterly updates, there have been the following changes in status:

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995


              Schuylkill Metals of Plant City, Inc. and Arrow Electronics, Inc.
v. Johnson Controls, Inc., Case # 95-610-CIV-T-23B, (M.D. FL 1995). On April 20, 1995, Schuylkill Metals of Plant City, Inc. ("SMPCI") and its parent corporation, Arrow Electronics, Inc. filed a complaint in the United States District Court for the Middle District of Florida, Tampa Division naming Johnson Controls, Inc. as defendant in a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") cost recovery and contribution action. This complaint alleges that Johnson Controls arranged for disposal or treatment of lead acid batteries at the SMPCI battery breaking site in Plant City, Florida. According to the complaint, SMPCI and Arrow Electronics have alleged that they spent $12 million to date on environmental response costs and that Johnson Controls should be liable for an equitable share of past and future environmental response costs. The company will vigorously defend itself in this matter.

              Johnson Controls, Inc. v. Employers Insurance of Wausau, a Mutual Company, et.al. (Wis. Ct. App. Case No. 95-1796). On June 30, 1995, the company appealed to the Wisconsin Court of Appeals the Milwaukee County Circuit Court's order granting the summary judgment motion of the Employers Insurance of Wausau and dismissing Johnson Controls' complaint seeking to recover environmental investigation and remediation costs at 21 sites (Johnson Controls, Inc. v. Employers Insurance of Wausau, a Mutual Company, et.al. (Milwaukee County Cir. Ct. Case No. 89-CV- 016174)). The Circuit Court based its decision on the reasoning of a 1994 Wisconsin Supreme Court case that held that under the law of Wisconsin, response costs under CERCLA (a/k/a Superfund) are not "damages" as that term is used in comprehensive general liability policies. The company has not recorded any anticipated recoveries of future insurance proceeds, and therefore, the outcome of this case should have no significant impact on the company's consolidated financial statements.

Item 4.       Results of Votes of Security Holders

              Reference is made to Item 4 of the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 25, 1995.

Item 5.       Other Information

              The company announced it is in advanced negotiations for the acquisition of a majority interest in the Roth Freres companies. Roth Freres is a major supplier of seating and interior components to the European automotive industry. Headquartered in Stasbourg, France, it is a privately-held company which had sales in 1994 of approximately $600 million.

              The company and Roth Freres have been joint-venture partners since 1988 in supplying complete seats and headliners to automotive customers in Europe and the United States. The company accounts for these entities on an equity basis and, as a result, has not consolidated any of the related sales.
              A final decision on the proposal is anticipated by the end of September, 1995.

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995


          Item 6.       Exhibits and Reports on Form 8-K

              (a)       Exhibits

                 11 Statement regarding computation of primary and fully diluted earnings per share.

                 12 Statement regarding the computation of the ratio of earnings to fixed charges.

                 27     Financial Data Schedule (electronic filing only)

              (b) There were no reports on Form 8-K filed during the three months ended June 30, 1995.

JOHNSON CONTROLS, INC.

FORM 10-Q, JUNE 30, 1995




                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   JOHNSON CONTROLS, INC.



Date:  August 11, 1995                             BY  Stephen A. Roell
                                                       -----------------------
                                                       Vice President and
                                                       Chief Financial Officer