Form 10-K
period 1995-09-30
JOHNSON CONTROLS INC
filed 1995-12-20
CIK 53669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 1-5097

                             JOHNSON CONTROLS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WISCONSIN                                      39-0380010
          (STATE OF INCORPORATION)                            (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)
          5757 N. GREEN BAY AVENUE
                P.O. BOX 591
            MILWAUKEE, WISCONSIN                                    53201
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (414) 228-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
      Common Stock, $.16 2/3 par value                     New York Stock Exchange
       Rights to Purchase Common Stock                     New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/     No / /

                                                           AGGREGATE MARKET VALUE     NUMBER OF SHARES
                                                          OF NONAFFILIATES' SHARES     OUTSTANDING AT
                  TITLE OF EACH CLASS                      AS OF DECEMBER 1, 1995     DECEMBER 1, 1995
--------------------------------------------------------  -------------------------   -----------------
Common Stock, $.16 2/3 par value........................       $ 2,816,758,223            41,120,558
Series D Convertible Preferred Stock, $1.00 par value,
  $512,000 liquidation value............................       $   212,949,375               310.875

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate by reference portions of the Annual Report to shareholders for the year ended September 30, 1995.

     Part III incorporates by reference portions of the Proxy Statement dated December 20, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JOHNSON CONTROLS, INC.
                             ----------------------

                      Index to Annual Report on Form 10-K

                         Year Ended September 30, 1995

                                                                                                   Page
                                                                                                   ----
                                                             PART I.

ITEM  1.       BUSINESS.....................................................................         3

ITEM  2.       PROPERTIES...................................................................        13

ITEM  3.       LEGAL PROCEEDINGS............................................................        15

ITEM  4.       SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS........................................................        18

               EXECUTIVE OFFICERS OF THE REGISTRANT.........................................        19

                                                             PART II.

ITEM  5.       MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS...........................................         21

ITEM  6.       SELECTED FINANCIAL DATA.....................................................         21

ITEM  7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS................................................................         21

ITEM  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................         21

ITEM  9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE................................................................         21

                                                            PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS............................................         22

ITEM 11.       EXECUTIVE COMPENSATION......................................................         22

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT.....................................................         22

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS..............................................................         22

                                                             PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K...................................................         22

               INDEX TO EXHIBITS...........................................................        31-34

PART I

ITEM 1    BUSINESS

General Development of Business

   Johnson Controls, Inc. is a Wisconsin corporation organized in 1885. Its principal office is located at 5757 N. Green Bay Avenue, Milwaukee, Wisconsin 53201-0591 (Telephone: 414-228-1200). From 1885 through 1978 the company's operations were predominantly in the controls business. Through subsequent business acquisitions the company's operations have been expanded to include three additional business segments: battery, automotive and plastics.

   In 1978 the company acquired Globe-Union, Inc. and thereby became a leading domestic manufacturer of automotive batteries for the United States replacement market and the combined domestic replacement and original equipment market.

   In 1985 the company acquired Hoover Universal, Inc., a manufacturer of automotive seating and seating components, plastic containers and plastics blowmolding machinery. As a result of the acquisition, the company became the leading independent producer of automotive seating systems and plastic beverage bottles for these North American markets.

   In 1989 the company acquired Pan Am World Services, Inc. (name subsequently changed to Johnson Controls World Services Inc., "World Services"), a leading provider of operations and maintenance services for military bases, space centers and other government facilities worldwide. This acquisition significantly expanded the controls segment's operations and maintenance services business.

Financial Information About Business Segments

   Business segment financial information on Pages 20 through 23 and Note 13 "Segment Information" of Notes to Consolidated Financial Statements on page 38 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Products and Services

   Automotive Segment

        The automotive segment is engaged in the design and manufacture of complete seat systems, seating components and interior trim systems for North American and European manufacturers of cars, vans and light trucks. In addition to its U.S. operations, the segment has operations in Canada, Europe, Mexico and South Africa through both wholly-owned and partially-owned businesses. The segment operates 53 wholly-owned and 19 majority-owned manufacturing or assembly facilities and is the largest independent manufacturer of complete seating systems for both the North American and European automotive industries. Worldwide, the segment is among the top 20 automotive suppliers, with complete seat sales to eight of the top ten automobile companies in the world, and component sales to all of the top ten.

          The segment has 30 wholly or majority-owned assembly plants that supply automotive manufacturers with complete seats on a "just-in-time" basis. All foam and metal seating components, covers and seat mechanisms are shipped to these plants from the segment's production facilities or outside suppliers. The seats are then assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Sales of complete seats account for approximately 75% of total segment sales.

          Other manufactured products for the original equipment market, including seat frames, tracks, mechanisms, covers, foam cushions and interior trim systems, account for the remaining 25% of segment sales.

          In fiscal 1996, the company has acquired a majority interest in Roth Freres S.A., a major supplier of seating and interior components to the European automotive industry. Through the acquisition, the company will become a majority owner of certain complete seat operations and add to its headliner market share.


   Controls Segment

        The controls segment is a major worldwide supplier of control systems, services and products providing energy management, temperature and ventilation control, security and fire safety for nonresidential buildings. Building control systems are sold, installed and serviced primarily by employee sales engineers, application engineers and mechanics working out of branch offices located in approximately 260 principal cities throughout the world. Control system products are manufactured in five domestic and six foreign facilities. The segment is also a leading supplier of integrated facility management services for commercial buildings worldwide, as well as for government facilities. Commercial operations and maintenance services provide a wide range of on-site building support such as maintenance, security, food services, etc. Government operations and maintenance services are provided for military bases, space centers and other government facilities. The segment also manufactures a broad line of electric and electronic products for sale to original equipment manufacturers, wholesalers and distributors of air-conditioning, refrigeration, commercial and residential heating, water-pumping and gas-burning equipment. Overall, approximately 85% of the controls segment's sales are derived from the installation and service of control systems and the management of facility operations for the existing worldwide building market, while 15% originates from new construction.

   Plastics Segment

          The plastics segment is one of the world's largest producers of polyethylene terephthalate (PET) plastic containers. Products include plastic soft drink bottles and plastic containers for other beverages (isotonic sports drink, liquor, water and juice), food, household and personal care items. High-heat technology, which provides the ability to manufacture PET containers that can be filled at 185 degrees Fahrenheit, has expanded the segment's ability to serve the food, sports drink and juice industries. Beverage bottles are molded at 15 domestic plants and are sold to bottlers. In addition, the segment produces plastic preforms in both North America and Europe, which are blowmolded into bottles by customers in their own facilities. The segment entered the European plastic container market in fiscal 1989 by acquiring a Belgian manufacturer. Through subsequent business acquisitions, the segment has expanded its European container operations to Italy, France, the United Kingdom and the Czech Republic.

          The plastics segment is also the largest U.S. manufacturer of blowmolding machinery and possesses the broadest range of blowmolding machinery technology. Machinery is designed and manufactured for five principal plastics processing systems: reciprocating extrusion blowmolding, continuous extrusion blowmolding, injection blowmolding, accumulator head blowmolding and structural foam. Molds for use in blowmolding and injection molding machinery are also produced. Blowmolding machinery is manufactured for North American, European and other markets through operations in the Czech Republic, Germany, Italy and the United States.

          Plastic products, including injection-molded gears, fan shrouds and radiator end tanks, are produced by the segment for the North American automotive original equipment market.

   Battery Segment

          The battery segment is a leading manufacturer of lead-acid automotive batteries for the North American replacement market as well as for the combined domestic replacement and original equipment market. Automotive batteries, which account for over 90% of the segment's sales, are sold primarily under private label to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. Manufacturing is conducted at 12 plants in the U.S. and a plant in Mexico.

          The battery segment also produces and markets lead-acid batteries for use in a variety of industrial and consumer applications. The most important are those based on gelled electrolyte technology and absorbent glass mat (AGM) technology. The gelled electrolyte batteries are portable, maintenance-free, rechargeable units used in various applications including cable/telecommunication and deep cycling applications. The AGM batteries are sealed, maintenance free, rechargeable units used mainly in uninterruptible power supply (UPS) systems for computers, telecommunications, and other applications where a UPS system is required.

Major Customers and Competition

          All four of the company's business segments have sales to the automotive industry. Each of the four major automotive manufacturers accounted for between approximately 5% and 11% of the company's net sales in each of the fiscal years 1995, 1994 and 1993. Chrysler Corporation accounted for 11% of the company's net sales in fiscal 1995, 9% in 1994 and 8% in 1993. General Motors Corporation accounted for 10%, 8% and 9% in 1995, 1994 and 1993, respectively.

   Automotive Segment

          As a supplier to the automotive original equipment market, the segment faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers which themselves produce or have the capability to produce many of the products supplied by the segment. Competition is based on quality, price and just-in-time manufacturing and delivery. Design, engineering and product planning are becoming increasingly important factors. The segment competes in North America with four independent suppliers of complete seats, four independent suppliers of foam seating components and six independent manufacturers of metal seating components. In Europe, where there are fewer independent complete seat suppliers, the segment primarily competes with automotive manufacturers and three independent suppliers.

          Roughly 60% of the automotive segment's sales over the last three years were to the four major automobile manufacturers. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the segment is affected by general business conditions in this industry. (See pages 20 - 21 of the company's 1995 Annual Report to Shareholders.)

   Controls Segment

          The controls segment conducts much of its system installation business and its facility management business through thousands of individual contracts which are either negotiated or awarded on a competitive basis. Key factors in awarding contracts include product and service quality, price, reputation with respect to customer service, design, application engineering capability and construction management expertise. Although differences in corporate organization and product mix make comparisons difficult, management believes that the controls segment's domestic installed systems sales are approximately equal to those of its next largest competitor. The integrated facility management services market is highly fragmented, with no one company being dominant.

          Sales of the segment's U.S. Federal Government facility operations and maintenance services are largely dependent upon numerous individual contracts with various departments and agencies of the U.S. Federal Government. The controls and battery segments combined sales to the U.S. Federal Government accounted for 6% of the company's consolidated net sales in 1995, 9% in 1994 and 10% in 1993. The loss of all business with the U.S. Federal Government would, therefore, have a material adverse effect on the company. However, the likelihood of losing all business with the U.S. Federal Government is remote, and the loss of any single contract with the U.S. Federal Government would not have a material adverse effect on the company. Efforts by the U.S. Federal Government to reduce spending have narrowed the scope of the segment's activities at certain sites; however, increased U.S. Federal Government outsourcing of facility operations and maintenance along with increased expenditures for energy efficiency programs resulting from increased Congressional funding and Presidential executive orders, have created additional opportunities.

   Plastics Segment

          The plastic container business competes principally with four domestic and two European independent suppliers. The segment competes worldwide with approximately four domestic and five foreign companies in the blowmolding machinery business. Quality, price and service are all key competitive determinants to all of the segments operations.

          Plastics segment sales are not dependent upon a single customer, or a limited number of customers.

   Battery Segment

          Approximately 80% of the battery segment's total sales are to the replacement market, with the remaining 20% to the original equipment market. The segment is the principal supplier of automotive batteries to Interstate Battery System of America ("Interstate") and AutoZone, and is a major supplier of automotive batteries to Wal-Mart. Each of these customers sell replacement batteries under their own brand labels. Original equipment and replacement batteries are sold to a number of large manufacturers of motor vehicles and heavy construction equipment. Replacement batteries are also sold to battery distributors for resale to retail outlets.

          Sales of the battery segment depend primarily on quality, price, delivery and service, including marketing support and technical advice. The segment primarily competes with three other battery manufacturers, one of which is owned by a company having greater financial resources than Johnson Controls.

Backlog

   The company's backlog relates to the controls segment which derives a significant portion of its revenues from long-term contracts which are accounted for on the percentage-of-completion method. In accordance with customary industry practice, the controls segment progress bills customers on an estimated basis as work proceeds.

   Integrated facility management contracts generally contain yearly renewal options; however, only the noncancellable portion of uncompleted contracts which will be executed within the next fiscal year are reflected in the backlog information below.

   Information concerning contracts in progress for the controls segment is as follows:

                                                                     September 30,
                                                               -------------------------
                                                                1995               1994
                                                               ------             ------
                                                                    (in millions)
Backlog of uncompleted building
  systems and services contracts                               $1,872             $1,578
Earned revenues on uncompleted
  building systems and services
  contracts                                                     1,135                941
                                                               ------             ------
Unearned backlog of building systems
  and services contracts                                          737                637

Unearned backlog of government
  operations and maintenance
  contracts                                                       442                590

Unearned backlog of commercial
  operations and maintenance
  contracts                                                       385                220
                                                               ------             ------
Total unearned backlog of contracts                            $1,564             $1,447
                                                               ======             ======


   Certain of the company's manufacturing businesses also accumulate backlog data, but the amounts, when considered in the aggregate, are not significant to an understanding of these businesses.

Raw Materials

   Raw materials used in the automotive segment such as steel, urethane chemicals and chromium, were readily available during the year and such availability is expected to continue. The controls segment is not dependent upon any single source of supply for essential materials, parts or components. Principal raw materials used in the manufacture of automotive batteries are lead, antimony, calcium, sulfuric acid and polypropylene, all of which are generally available in the open market. The supply of plastic resins used in the plastics segment were also available during the year and such availability is expected to continue.

Intellectual Property

   Generally, statutory protection is sought for most intellectual property embodied in patents, trademarks and copyrights. Some intellectual property, where appropriate or possible, is protected by contract, license, agreement or hold-in-confidence undertaking.

   The company owns numerous U.S. and counterpart foreign patents, the more important of which cover those technologies and inventions embodied in current products, or which are used in the manufacture of those products. While the company believes patents are important to its business operations and in the aggregate constitute a valuable asset, no single patent, or group of patents, is critical to the success of the business. The company, from time to time, grants licenses under its patents and technology and receives licenses under patents and technology of others.

   The company has numerous registered trademarks in the U.S. and in many foreign countries. The most important of these marks are "JOHNSON CONTROLS" (including a stylized version thereof) and "JOHNSON". These marks are universally used in connection with certain of its product lines and services. The trademarks and servicemarks "ALLIANCE", "BIGFOOT", "PENN", "BASO", "UNI-TRIM", "COUNTERLINE", "UNILOY-SPRINGFIELD", "METASYS", and "UNILOY" are used in connection with certain company product lines and services. Original equipment and replacement automotive batteries are sold carrying customer-owned private labels and trademarks. The company also markets automotive batteries under the licensed trademarks "EVEREADY" and "ENERGIZER". Industrial batteries for original equipment and/or replacement usage are sold carrying either company or customer-owned trademarks, including the company mark "DYNASTY".

   Most works of authorship produced for the company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the company's claim to copyright protection under U.S. law and appropriate international treaties.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

   The company's domestic operations are governed by a variety of laws intended to protect the environment, principally the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act and the state counterparts of these laws (collectively, "Environmental Laws"), and bylaws addressing workers' safety administered by both the Occupational Safety and Health Administration and similar state agencies and federal and state laws regulating health (collectively "Worker Safety Laws"). The Environmental Laws implemented by the United States Environmental Protection Agency and state agencies govern the generation and management of hazardous and toxic materials, the discharge of pollutants into the air and into surface and underground waters, the construction of new discharge sources, and environmental reporting and record keeping, among other things. These laws govern ongoing operations, require remediation of sites associated with past operations, and provide for civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance or cleanup.

   The company's policy is to comply with applicable Environmental Laws and Worker Safety Laws, and the company maintains procedures designed to foster and ensure compliance. The company has expended substantial resources, both financial and managerial, to ensure compliance with Environmental Laws and Worker Safety Laws. Certain of the company's businesses are and have been engaged in the handling or use of substances or compounds that may be considered toxic or hazardous with the meaning of the Environmental Laws and Worker Safety Laws. While this creates the risk of environmental liability rising out of the company's operations and products, the company is committed to protect the environment and comply with all such applicable laws utilizing available technology.

   The company's operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with such laws. Resolution of such matters typically has been achieved by negotiation with the regulatory authorities resulting in commitments to compliance or abatement programs and payment of penalties. Historically, neither such commitments nor such penalties have been material. (See Item 3 "Legal Proceedings" of this report for a discussion of the company's potential environmental liabilities.) Although the company believes that its operations are in substantial compliance with such laws, there are no assurances that substantial additional costs for compliance will not be incurred in the future.

Environmental Capital Expenditures

   The company's ongoing environmental compliance program often results in capital expenditures. While environmental considerations are a part of all significant capital expenditures, in excess of $2 million of the company's total capital expenditures in 1995 related solely to environmental compliance. It is management's opinion that the amount of any future capital expenditures would not have a materially adverse effect on the company's financial results or competitive position in any one year.

Employees

   As of September 30, 1995, the company employed approximately
59,200 employees, of whom 39,500 were hourly and 19,700 were salaried.


Seasonal Factors

   The business of the controls segment is executed on a relatively continuous basis, thereby resulting in no significant fluctuation in employment levels or revenues, on a percentage-of-completion basis, during the year.

   The automotive replacement battery market is affected by weather patterns because batteries are more likely to fail when extremely low temperatures place substantial additional power requirements upon a vehicle's electrical system. Also, battery life is shortened by extremely high temperatures which accelerate corrosion rates. Therefore, either mild winter or moderate summer temperatures may adversely affect automotive replacement battery sales.

   Sales of batteries and seating to automobile manufacturers for use as original equipment are dependent upon the demand for new automobiles. Management believes that demand for new automobiles generally reflects sensitivity to overall economic conditions with no material seasonal effect. The plastics segment experiences some seasonality due to the peak demand for beverage containers in the summer period.

International Operations

   The automotive segment has 38 wholly or majority-owned manufacturing facilities located outside the U.S., including plants in Austria, Belgium, Canada, Czech Republic, Germany, Mexico, Portugal, South Africa, Spain and the United Kingdom. These facilities produce complete seats, metal seating components, metal frames, seat covers or foam seating components, depending on the location. The segment also has several partially-owned operations in Europe which manufacture either complete seats, headliners and/or seating components.

   Through a number of foreign subsidiaries and branches, the controls segment operates fully-staffed sales offices, offering engineering, installation and service capabilities (the counterpart to the domestic controls operations) in Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, Italy, Malaysia, Mexico, The Netherlands, Norway, Poland, Russia, Saudi Arabia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom. The company acquired a United Kingdom facility management services provider in 1994, and a contract to operate six United Kingdom Atomic Energy Authority sites in 1995. In addition, controls segment products are marketed through distributors represented in approximately 40 countries. Products are manufactured in plants located in China, Germany, Italy, Mexico, The Netherlands and the United Kingdom, with the remainder of the product line supplied from the U.S. The controls segment also has joint venture operations in the U.S., Brazil, China, Italy, Japan, Malyasia, Singapore, and Thailand.

   Battery manufacturing equipment, which incorporates the company's process technology, is sold worldwide through the battery segment's international operation. Licensing and joint venture arrangements are also in effect with certain foreign manufacturers of batteries and automotive parts.

   The plastics segment has two Italian manufacturers of continuous extrusion blowmolding machinery and parts, one Belgian and one Italian manufacturer of plastic containers and one Welsh manufacturer which supplies plastic preforms to soft drink bottlers in the United Kingdom. The Italian plastic container manufacturer is one of the largest manufacturers of PET plastic bottles in Europe. Products from the Italian blowmolding machinery companies are also marketed in the U.S. by the plastics segment's sales force. The company has a majority interest in a French PET manufacturer which produces plastic preforms, bottles and other containers. In 1995, the company acquired B&W Kunststoffmaschinenbau Handelsgesellschaft mbH, a plastics machinery manufacturer located in Germany and the Czech Republic.

   The financial results of all foreign operations are subject to currency exchange rate fluctuations. Gains and losses from the translation of most foreign currency financial statements are accumulated as a separate component of shareholders' equity. Net foreign currency transaction losses included in miscellaneous expense were not significant in 1995, 1994 or 1993.

Financial Information About Geographic Areas

   Note 13 "Segment Information" of Notes to Consolidated Financial Statements on page 38 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Research and Development Expenditures

   Expenditures for research activities relating to product development and improvement are charged against income as incurred. Such expenditures amounted to $137 million in 1995, $124 million in 1994 and $95 million in 1993. In addition, the company expended $76 million in 1995, $53 million in 1994 and $58 million in 1993 for research activities sponsored by customers.

ITEM 2    PROPERTIES

   The company has numerous manufacturing facilities located in the U.S.
Plants are also located in Austria, Belgium, Canada, Czech Republic, Germany, France, Italy, Mexico, The Netherlands, Portugal, Spain and the United Kingdom.

   The company considers its facilities to be suitable and adequate. Substantially all of the company's facilities are operating at normal levels based on capacity.

   The principal manufacturing, administrative, and research and development facilities listed on the following page by industry segment and location aggregate approximately 19 million square feet of floor space and are owned by the company except as noted on the following page. In addition, approximately 260 controls segment branch offices in major cities throughout the world are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.

      Controls                                    Automotive
---------------------------------------      ----------------------------------------

Florida             Cape Canaveral (2)       California           Livermore
Georgia             Atlanta                                       Modesto
Indiana             Goshen                                        Stockton (1)
Oklahoma            Poteau                   Illinois             Sycamore
Pennsylvania        Pittsburgh (1)           Indiana              Greencastle (1)
Wisconsin           Milwaukee                                     Ossian
                    Watertown                                     Vincennes (1)
Germany             Essen (1)                Kentucky             Bardstown
Italy               Lomagna                                       Cadiz
Mexico              Juarez                                        Georgetown (1)
                    Reynosa                                       Glasgow
The Netherlands     Leeuwarden                                    Harrodsburg
United Kingdom      Bournemouth (1)                               Lemons Mill
                    Waterlooville (1)                             Maysville
                    Glasgow, Scotland                             Nicholasville
                                                                  Shelbyville (1)
      Plastics                               Louisiana            Shreveport (1)
-----------------------------------------                         Suwannee (1)
Alabama             Tuscaloosa               Maryland             Belcamp (2)
California          Los Angeles (1)                               North East (1)
                    Milpitas (1)             Michigan             Ann Arbor
                    Rancho Cucamonga (1)                          Lapeer
Colorado            Denver                                        Livonia (1)
Delaware            New Castle                                    Mt. Clemens (1)
Florida             Orlando                                       Plymouth (2)
Georgia             Atlanta                                       Saline
Illinois            Itasca (1)                                    Taylor (1)
Indiana             Franklin                 Missouri             Jefferson City
Kansas              Lenexa (1)                                    Kansas City (1)
Kentucky            Nicholasville            New Jersey           Dayton (1)
Michigan            Manchester (2)           Ohio                 Greenfield
                    Novi (1)                                      Strongsville (1)
                    Williamston (1)          Pennsylvania         Erie (1)
New Hampshire       Merrimack (1)            Tennessee            Athens
New Jersey          Pine Brook (1)                                Lexington
                    Somerville (1)                                Lewisburg (2)
Pennsylvania        Erie                                          Linden
South Carolina      Columbia (1)                                  Murfreesboro (2)
Texas               Ft. Worth (1)                                 Pulaski
Washington          Tacoma (1)               Virginia             Chesapeake
Belgium             Brecht (1)               Austria              Mandling
Czech Republic      Palicka Boriny           Belgium              Geel
France              Beaune (1)               Canada               Orangeville
Germany             Berlin (1)                                    Stratford
Italy               Ascoli                                        Tillsonburg
                    Florence                 Czech Republic       Ceska Lipa
                    Milan                                         Roundnice (1)
Mexico              Mexico City (1)                               Straz Pod Ralskem
United Kingdom      Banbury (1)              Germany              Bochum (1)
                    Mold, Wales (1)                               Espelkamp
                                                                  Lahnwerk
      Battery                                                     Opladen (1)
-------------------------------------                             Radesomweld (1)
California          Fullerton                                     Remscheid (1)
Delaware            Middletown                                    Schwallbach (1)
Florida             Tampa                                         Sendiffinjer
Illinois            Geneva                                        Wermelskirchen (1)
Kentucky            Florence (1)                                  Zwickau
                    Louisville               Mexico               Juarez (2)
Missouri            St. Joseph (1)           Portugal             Nelas
North Carolina      Winston-Salem                                 Portalegre
Ohio                Toledo                   Spain                Barcelona
Oregon              Canby (Portland)                              Valencia
South Carolina      Oconee                                        Zaragoza
Wisconsin           Milwaukee (2)            South Africa         Uitenhage (1)
Mexico              Torreon                  United Kingdom       Birmingham (1)
                                                                  Essex (2)
     Corporate                                                    Liverpool
----------------------------------------                          Mansfield
Wisconsin           Milwaukee                                     Silloth
                                                                  Shropshire (2)
(1)  Leased                                                       Staffordshire
(2)  Both owned and leased facilities                             Wednesbury

ITEM 3    LEGAL PROCEEDINGS

   Fire Retardant Treated Wood Litigation. As of September 28, 1983, Hoover Universal, Inc. ("Hoover") sold the assets of its Wood Preserving Division to Hoover Treated Wood Products, Inc. ("HTWP"), a subsidiary of Ply-Gem Industries, Inc. ("PLY-GEM"). The agreement provided that Hoover retain certain liabilities relating to that business including liability for products shipped prior to October 1, 1983. One of the products of the Wood Preserving Division was fire retardant treated wood. In May 1985, Hoover became a subsidiary of the company.

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

   The company and its subsidiary are vigorously defending these claims and have been successful on certain of their defenses asserted in these claims to date. During 1993, the company entered into agreements with two insurance carriers to provide a total of $65 million of insurance coverage on potential fire retardant treated wood claims. With respect to the underlying claims, the company's ultimate liability cannot be reasonably estimated at this time. However, it is management's opinion that this matter will not have a materially adverse effect on the company's financial position, results of operations or cash flows.

   In recent developments, the Pulte v. Hoover Treated Wood Products litigation which involved a $23 million verdict against Hoover Treated Wood Products has been resolved in a manner which will not require the payment of sums of money by the company or subsidiaries in that litigation. Additionally, the dismissal of claims against the company and Hoover in a class action filed in Maryland has recently been affirmed by Maryland's highest court. In the opinion of management, the balance of the litigation which currently exists or is anticipated for the future is not anticipated to exceed the insurance coverage structure which has been disclosed above.

   Environmental Litigation and Proceedings. As noted previously, the activities of the company are subject to various environmental laws and worker safety laws. Liabilities potentially arise under these laws for any activities which are not in compliance with such laws and for the cleanup of sites where hazardous or toxic materials are present.

   Regarding potential claims of noncompliance, the State of Ohio Environmental Protection Agency has informed the company that it will seek civil penalties for alleged noncompliance with state laws governing air permits and emissions at the company's Greenfield, Ohio plant. The matter arose after the company learned of the possible deficiency while preparing an air permit application, and voluntarily disclosed such information to the state. The state issued a Notice of Violation on December 8, 1994, and on December 5, 1995 proposed a penalty of $553,480. The company has not agreed to pay the proposed penalty amount, and the parties continue to negotiate the matter.

   With respect to the cleanup of hazardous or toxic materials, the company's activities have led to allegations that the company is responsible for performing cleanups, or for the repayment of costs spent by governmental entities or others performing cleanups at approximately 40 sites. Many of these sites are landfills used by the company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the company returned lead-containing materials for recycling; a few involve the cleanup of company manufacturing facilities; and the remaining fall into miscellaneous categories. Furthermore, the company may face similar claims of liability at additional sites in the future as a result of the company's past or future operations.

   Liability for investigation and remediation costs exists regardless of fault or legality at the time of disposal, and it is joint and several, meaning that any one of the companies responsible for disposing materials at the site may be responsible for all of the cleanup expenses. Nevertheless, any responsible party that has paid more than its fair share of site costs may recover fair shares of its expenditures from other responsible parties. Thus, with respect to many of the sites for which the company has potential liabilities, there are other parties who the company believes will be required and have the ability to bear a significant share of site cleanup costs. At any given site, the liability and costs to be allocated among the parties depend on such factors as the number of parties, the willingness of governmental agencies to contribute public funds to the cleanup, the volume of material delivered to the site by each party, the nature of each party's materials, the costs of the site cleanup and the financial strength of the parties. Where the company is alleged to be responsible for performing cleanup or for costs, it pursues a course of action intended to mitigate its potential liabilities.

   The company's policy is to accrue for potential environmental losses for cleanup consistent with generally accepted accounting principles. In that regard, the company accrues for potential environmental losses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental related costs at the end of fiscal year 1995 totalled $33 million. The company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the company are undiscounted and do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at the site. It is difficult to estimate the company's ultimate level of liability for the sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental remediation matters will have a material adverse effect on the company's financial position, results of operations or cash flows.

   This year, the company has modified its previous format of providing detailed, case-specific information on a number of sites, and will be providing such case-specific information only as to the matters set forth below. The company believes this modification is appropriate because it has no reason to believe at the present time that any of these matters (including the matters discussed below) will likely have a material adverse effect on the company's financial position, results of operations or cash flows. In addition, the company believes the information contained in this Environmental Litigation and Proceedings section, discussing all sites in the aggregate, provides shareholders with sufficient information on these matters.

   Typically, site remediation matters are addressed at the administrative agency level of the government. Occasionally, however, litigation is involved. The most significant such matters where litigation has been commenced by the government or by private parties against the company are as follows:

   Gould, Inc. v. NL Industries, Inc., Case No. CV 91-1091 JE (United States District Court for the District of Oregon), filed December , 1992.
   Plaintiff is the owner of a site once used for secondary lead smelting. It has sued certain site customers (including the company), the former owner and several owners of adjacent properties seeking an allocation of cleanup costs associated with the site among them. Plaintiff and many of the defendants are performing work at the site pursuant to an administrative order issued on January 23, 1992. Approximately $24 million has been expended by the parties at the site, and the United States Environmental Protection Agency (EPA) is determining what further work may be necessary to complete site remediation.

   United States v. NL Industries, Inc., Case No. 91-CV-00578-WDS (United States District Court for the Southern District of Illinois), filed July 31, 1991. The EPA seeks to enforce an administrative order issued on November 27, 1990 against Johnson Controls and other defendants requiring performance of a cleanup at a secondary smelter facility in Granite City, Illinois. The company, the other defendants and the other parties to the 1990 order have chosen not to perform on the basis that the administrative record of decision underlying that order does not support the remedy the agency is requiring. The complaint alleges that the defendants should pay penalties (up to $25,000 per day and three times the cost of work the government performs) for failing to comply with the order. It also alleges the company should be responsible for past government expenditures, which currently total in excess of $10 million. According to the agency, the remaining cleanup could cost in excess of $40 million.

   Schuylkill Metals of Plant City, Inc. v. Johnson Controls, Inc., Case No. 95-610-CN-T-23B (United States District Court for the Middle District of Florida), filed in April, 1995. The plaintiff is the owner of property once used as a battery breaking facility. Plaintiff contends that the company was a major customer and should pay an unspecified, equitable share of the estimated $20 million the plaintiff expects to spend to clean up the site.

   United States v. Johnson Controls, Inc., Case No. 93-335 (United District Court for the District of Delaware), filed in July, 1993. The United States alleged in its complaint that Johnson Controls should be responsible for $1.8 million of costs the government had incurred at the Wildcat Landfill Superfund Site in Kent County, Delaware. The company has settled its liability in this case for the amount of $172,500.

   The company is also currently involved in litigation against its insurers to recover cleanup costs and other damages for which it may be adjudged responsible at many of the sites. The suit, Johnson Controls, Inc. v. Employers Insurance of Wausau (Case No. 89-CV-016174), was filed in 1989 in Milwaukee County Circuit Court. The company also filed a suit in New Jersey in 1995 against the same insurers alleging coverage for a site in New Jersey in 1995 against the same insurers alleging coverage for a site in New Jersey. Johnson Controls, Inc. v. Employers Insurance of Wausau, (Docket No. L-223-95, Superior Court, Middlesex County). The suits seek costs of defense and indemnity payments under the policies and also declaratory judgments for future costs. In 1994, the Wisconsin Supreme Court ruled that many types of cleanup costs are not recoverable under common comprehensive general liability insurance policies, such as those at issue in the company's cases. In 1995, the Milwaukee County Circuit Court decided that the Supreme Court's ruling applies to the company's case against its insurers and found for the insurers. Similarly, the district court in New Jersey has very recently ruled that the Wisconsin case is dispositive of the New Jersey case and found for the insurers. The company is appealing the Milwaukee County Circuit Court decision, but it has decided not to appeal the New Jersey decision.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

   Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

   James H. Keyes, 55, was elected Chairman of the Board in January, 1993, and Chief Executive Officer in 1988. He has served as President since 1986. Mr. Keyes joined the company in 1966.

   John M. Barth, 49, was elected an Executive Vice President in 1992, with responsibility for the Automotive Systems Group, the Plastics Technology Group and the Battery Group. Previously, he served as Vice President, Automotive Systems Group, since 1990 and as Vice President, Plastics Technology Group, since 1986. Mr. Barth joined the company in 1969.

   Joseph W. Lewis, 60, was elected an Executive Vice President in 1992 and has served as Vice President, Controls Group, since 1986. Mr. Lewis joined the company in 1958.

   Dr. Steven J. Bomba, 58, was elected Vice President, Corporate Technology in 1990. From 1987 to 1990 he was Vice President, Advanced Manufacturing Technologies, for Rockwell International.

   Susan F. Davis, 42, was elected Vice President, Human Resources, in April 1994. From August 1993, she served as Vice President of Organizational Development for the Automotive Systems Group, the Plastics Technology Group and the Battery Group. Ms. Davis joined the company in 1983.

   Robert C. Dickhaus, 39, was elected Vice President and General Manager of the Controls Group's Integrated Facility Management business in September 1995. Mr. Dickhaus joined the company in 1991.

   Giovanni (John) Fiori, 51, was elected a Corporate Vice President in 1992 and serves as Vice President and General Manager of the automotive seating operations in Europe. Previously, he served as Vice President, Plastics Technology Group. Mr. Fiori joined the company in 1987.

   Michael F. Johnston, 48, was elected a Corporate Vice President in July 1993, and was named Vice President and General Manager, Battery Group, in October 1993. Previously, he served as Vice President and General Manager of the Battery Group's Starting, Lighting and Ignition Division since 1991 and as Vice President and General Manager of the Battery Group's Specialty Battery Division since 1989. Mr. Johnston joined the company in 1989.

   John P. Kennedy, 52, was elected a Corporate Vice President in
1989 and has been Secretary since 1987 and General Counsel since 1984 when he joined the company.

   William P. Killian, 60, was elected Vice President, Corporate Development and Strategy in 1988, and served as Vice President, Corporate Development, from 1985 to 1988. Mr. Killian joined the company in 1977.

   Charles G. McClure, 41, was elected a Corporate Vice President in June, 1993, and serves as Vice President and General Manager of the automotive seating operations in North America. Previously he served as Vice President and General Manager of the automotive seating operations in Europe. Mr. McClure joined the company in 1983.

   James H. Pell, 45, was elected Vice President and General Manager of the Plastics Technology Group in June 1995. Prior to his current position, he served as Vice President and General Manager of the Plastic Container Division of the Plastics Technology Group. Mr. Pell joined the company in 1981.

   Stephen A. Roell, 45, was elected Vice President and Chief Financial Officer in 1991. Since 1990 he served as Corporate Controller and Assistant Secretary. He served as Treasurer from 1987 to 1991. Mr. Roell joined the company in 1982.

   Brian J. Stark, 46, was elected Vice President and General Manager of the Controls Group's Systems and Services business in September 1995. Since joining the company in 1971, Mr. Stark has served as a Branch and Regional Manager within the Systems and Services field organization.

   Denise M. Zutz, 44, was elected Vice President, Communication in 1991. She previously served as Director of Corporate Communication and had served in other communication positions since joining the company in 1973.

   Ben C.M. Bastianen, 51, was named Treasurer in 1991. Between 1984 and 1990 he served as Assistant Treasurer, and then Treasurer, of Borg-Warner Corporation.

   Franklin H. Smith, Jr., 44, was named Controller of the Controls Group, effective October, 1995. Between 1991 and 1995, he served as Corporate Controller, and from 1987 to 1991 he served as Director of Taxes for the company. Mr. Smith joined the company in 1987.

   Jerome D. Okarma, 43, was elected Assistant Secretary in 1990. He has served as Assistant General Counsel since joining the company in 1989 and as Vice President and General Counsel of the Controls Group and Vice President and General Counsel of the Battery Group since 1993. Mr. Okarma previously served as Assistant Secretary and Senior Attorney for Borg-Warner Corporation.

   Michael P. O'Rourke, 41, was elected Assistant Secretary in January 1994.
He has served as Vice President and General Counsel of the Plastics Technology Group since 1993 and was Vice President of Administration and Law for the Automotive Systems Group since 1991. Mr. O'Rourke joined the company in 1983.

   There are no family relationships, as defined by the instructions to this item, between the above executive officers.

   All officers are elected for terms which expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.

PART II

   The information required by Part II, Items 5 through 8, is incorporated herein by reference to the company's 1995 Annual Report to Shareholders as follows:

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS - See price range and dividend information on page 22, and
          Note 7 "Shareholders' Equity" on page 34 of Notes to Consolidated Financial Statements of the 1995 Annual Report to Shareholders.

                                                                  Number of Record Holders
                    Title of Class                                as of December 1, 1995
                    --------------                                ---------------------
          Common Stock, $.16-2/3 par value                                 38,613

ITEM 6 SELECTED FINANCIAL DATA - See "Five Year Summary" on page 40 of the 1995 Annual Report to Shareholders.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - See pages 20 through 26 of the 1995 Annual Report to Shareholders.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - See pages 27 through 39 of the 1995 Annual Report to Shareholders.

ITEM 9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None

PART III

   All information required by Items 10 through 13 of Part III, with the exception of information on the Executive Officers which appears on pages 19-21 of Part I of this report, is incorporated by reference to pages 1-16 of the company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                        Page in
                                                                                     Annual Report*
(a) The following documents are filed as part
    of this report:

   (1) Financial Statements

          Consolidated Statement of Income
            for the years ended September 30,
            1995, 1994 and 1993 ....................                                      27

          Consolidated Statement of Financial
            Position at September 30, 1995
            and 1994................................                                      28

          Consolidated Statement of Cash Flows
            for the years ended September 30, 1995,
            1994 and 1993...........................                                      29

          Consolidated Statement of Shareholders'
            Equity for the years ended September 30,
            1995, 1994 and 1993.....................                                      30

          Notes to Consolidated Financial
            Statements..............................                                    31-38

          Report of Independent Accountants.........                                      39


   *Incorporated by reference from the indicated pages of the 1995 Annual
    Report to Shareholders.

                                                                                         Page in
                                                                                        Form 10-K
                                                                                        ---------

      (2) Financial Statement Schedules

          Report of Independent Accountants on
            Financial Statement Schedules...........                                       28

          For the years ended September 30,
            1995, 1994 and 1993:

            II.  Valuation and Qualifying Accounts..                                       30

          All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

          Financial statements of 50% or less-owned companies have been omitted because the proportionate share of their profit before income taxes and total assets are less than 20% of the respective consolidated amounts, and investments in such companies are less than 20% of consolidated total assets.

   (3) EXHIBITS

             3.(i)         Restated Articles of Incorporation of Johnson Controls, Inc. (incorporated by reference to Exhibit 3.A to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1987).

             3.(ii)        By-laws of Johnson Controls, Inc., as amended November 16, 1994 (incorporated by reference to Exhibit
                           3.(ii) to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1994).

             4.A           Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

             4.B           Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

             4.C           Rights Agreement between Johnson Controls, Inc. and Firstar Trust Company (Rights Agent) as amended
                           November 16, 1994 (incorporated by reference to Exhibit 4.C to Johnson Controls, Inc. Annual Report on
                           Form 10-K for the year ended September 30, 1994).


             4.D   Certificate of the Relative Rights and Preferences of the Series D Convertible Preferred Stock of Johnson
                   Controls, Inc. (incorporated by reference to an exhibit to the Form 8-K dated May 26, 1989).

             4.E   Note and Guaranty Agreement dated June 19, 1989 between Johnson Controls, Inc., as Guarantor, and Johnson
                   Controls, Inc. Employee Stock Ownership Trust, acting by and through LaSalle National Bank, as trustee, as issuer (incorporated by reference to Exhibit 4.E to Johnson Controls, Inc. Annual Report on Form 10-K for the
                   year ended September 30, 1990).

             4.F   Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and
                   Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson
                   Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on
                   Form 10-K for the year ended September 30, 1991).

             4.G   Indenture for debt securities dated February 22, 1995 between Johnson Controls, Inc. and Chemical Bank Delaware, trustee (Incorporated by reference to the Form S-3 filed February 13, 1995, which became effective February 17,
                   1995).

            10.A   Johnson Controls, Inc., 1992 Stock Option Plan as amended through September 22, 1993 (Incorporated by reference to Exhibit 10.A to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1993).

            10.B   Johnson Controls, Inc., 1984 Stock Option Plan as amended through September 22, 1993 (Incorporated by reference to Exhibit 10.B to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1993).

            10.C   Johnson Controls, Inc., 1992 Stock Plan for Outside Directors, (incorporated by reference to Exhibit 10.D to
                   Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1992).


            10.D   Johnson Controls, Inc., Deferred Compensation Plan for Certain Directors as amended through September 25, 1991
                   (incorporated by reference to Exhibit 10.C to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991).

            10.E   Johnson Controls, Inc., Directors Retirement Plan as amended through July 26, 1989 (incorporated by reference to
                   Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1989).

            10.F   Johnson Controls, Inc., Executive Incentive Compensation Plan Deferred Option as amended March 21, 1995, filed herewith.

            10.G   Johnson Controls, Inc., Executive Incentive Compensation Plan as amended through September 22, 1993,
                   (incorporated by reference to Exhibit 10.H to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1993).

            10.H   Johnson Controls, Inc., Executive Incentive Compensation Plan, Deferred Option, Qualified Plan effective
                   September 28, 1994, (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form
                   10-K for the year ended September 30, 1994).

            10.I   Johnson Controls, Inc., Long-Term Performance Plan, as amended through September 28, 1994, (incorporated by reference to Exhibit 10.J to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30,
                   1994).

            10.J   Johnson Controls, Inc., Executive Survivor Benefits Plan, as amended through January 1, 1989, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30,
                   1994).

            10.K   Form of employment agreement as amended through October 1, 1991 between Johnson Controls, Inc. and Messrs. Barth,
                   Kennedy, Keyes, Lewis and Roell, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual
                   Report on Form 10-K for the year ended September 30, 1992).


   10.L      Form of indemnity agreement, as amended, between Johnson Controls, Inc. and Messrs. Barth, Kennedy, Keyes,
             Lewis and Roell, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form
             10-K for the year ended September 30, 1991).

   11        Statement regarding computation of earnings per share for the years ended September 30, 1995, 1994 and 1993, filed herewith.

   12        Statement regarding computation of ratio of earnings to fixed charges for the year ended September 30, 1995, filed herewith.

   13        1995 Annual Report to Shareholders, filed herewith.

   21        Subsidiaries of the Registrant, filed herewith.

   23        Consent of Independent Accountants dated December 20, 1995, filed herewith.

   27        Financial Data Schedule (electric filing only).

   99        Proxy Statement for Annual Meeting of Shareholders of Johnson Controls, Inc., to be held January 24, 1996, filed herewith.

             *These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc., and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.


(b) A Form 8-K Current Report was filed on December 7, 1995 to facilitate the Company's issuance of $125 million of 6.95% debentures.


Other Matters

   For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 33-58092, 33-58094 and 33-49862.

   Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES



To the Directors and Shareholders
of Johnson Controls, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 23, 1995 appearing on page 39 of the 1995 Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in the Notes to Consolidated Financial Statements appearing on pages 31 to 38 of the 1995 Annual Report to Shareholders of Johnson Controls, Inc., the Company changed its method of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes effective October 1, 1992.


PRICE WATERHOUSE, LLP

Milwaukee, Wisconsin
October 23, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           JOHNSON CONTROLS, INC.



                           BY    Stephen A. Roell,
                                 Vice President and
                                 Chief Financial Officer

Date:  December 20, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 20, 1995, by the following persons on behalf of the registrant and in the capacities indicated:


James H. Keyes, Chairman and                          Stephen A. Roell,
Chief Executive Officer                               Vice President and Chief
                                                      Financial Officer



Franklin H. Smith, Jr.
Corporate Controller



Gilbert R. Whitaker, Jr.                              Paul A. Brunner
Director                                              Director



Robert L. Barnett                                     Willie D. Davis
Director                                              Director


R. Douglas Ziegler                                    Fred L. Brengel
Director                                              Director

                   JOHNSON CONTROLS, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)


Year Ended September 30,                                          1995             1994               1993
                                                                -------------------------------------------
Accounts Receivable - Allowance for Doubtful Accounts

Balance at beginning of period                                   $23.4            $17.2               $12.5

Provision charged to costs and expenses                            5.7              9.6                 9.3

Acquisition of businesses                                          0.0              0.7                 0.2

Recoveries on accounts previously charged off                     (0.4)            (0.8)                0.2

Currency translation                                               0.5              0.6                (1.3)

Accounts charged off                                              (6.4)            (3.8)               (4.6)

Other                                                             (0.6)            (0.1)                0.9
                                                                -------------------------------------------
Balance at end of period                                         $22.2            $23.4               $17.2
                                                                ===========================================

Deferred Tax Assets - Valuation Allowance

Balance at beginning of period                                   $27.0            $11.2            $     --

Establishment of SFAS No. 109
   valuation allowance                                              --               --                11.2

Allowance established for new
   loss carryforwards and tax credits                              8.5             18.0                  --

Allowance reversed for loss
   carryforwards utilized                                         (3.7)            (2.2)                 --
                                                                -------------------------------------------
Balance at end of period                                         $31.8            $27.0               $11.2
                                                                ===========================================

                             JOHNSON CONTROLS, INC.
                               INDEX TO EXHIBITS


EXHIBITS                        TITLE                                  PAGE
--------     ---------------------------------------------             ----

  3.(i)      Restated Articles of Incorporation of
             Johnson Controls, Inc. (incorporated by
             reference to Exhibit 3.A to Johnson
             Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1987).

  3.(ii)     By-laws of Johnson Controls, Inc., as
             amended November 16, 1994, (incorporated by reference to Exhibit 3.(ii) to Johnson
             Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1994).

  4.A        Miscellaneous long-term debt agreements
             and financing leases with banks and
             other creditors and debenture indentures.*

  4.B Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

  4.C        Rights Agreement between Johnson Controls,
             Inc. and Firstar Trust Company
             (Rights Agent), as amended November 16,
             1994, (incorporate by reference to Exhibit
             4.C to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30,
             1994).

  4.D        Certificate of the Relative Rights and
             Preferences of the Series D Convertible
             Preferred Stock of Johnson Controls, Inc.
             (incorporated by reference to an exhibit to the Form 8-K dated May 26, 1989).

  4.E        Note and Guaranty Agreement dated June 19,
             1989 between Johnson Controls, Inc., as
             Guarantor, and Johnson Controls, Inc.
             Employee Stock Ownership Trust, acting by and through Lasalle National Bank, as trustee, as issuer, (Incorporated by reference to Exhibit 4.E to Johnson Controls,
             Inc. Annual Report on Form 10-K for the year ended September 30, 1990).

                             JOHNSON CONTROLS, INC.
                               INDEX TO EXHIBITS


EXHIBITS                        TITLE                                  PAGE
--------     ---------------------------------------------             ----

  4.F Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle
             National Trust, N.A. and Fidelity Management
             Trust Company which replaces LaSalle National
             Trust, N.A. as Trustee of the Johnson Controls,
             Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as
             Successor Trustee, effective January 1, 1991
             (incorporated by reference to Exhibit 4.F to Johnson
             Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991).

  4.G        Indenture for debt securities dated
             September 1, 1989 between Johnson Controls,
             Inc. and Chemical Bank Delaware, trustee
             (incorporated by reference to the Form S-3 dated September 20, 1989).

 10.A        Johnson Controls, Inc., 1992 Stock Option
             Plan as amended through September 22, 1993
             (incorporated by reference to Exhibit 10.A to Johnson Controls, Inc. Annual Report on
             Form 10-K for the year ended September 30,
             1993).

 10.B        Johnson Controls, Inc., 1984 Stock Option
             Plan as amended through September 22, 1993
             (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc. Annual Report on
             Form 10-K for the year ended September 30,
             1993).

 10.C        Johnson Controls, Inc., 1982 Stock Option
             Plan as amended through May 24, 1989
             (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc. Annual Report on
             Form 10-K for the year ended September 30, 1989).

 10.D        Johnson Controls, Inc., 1992 Stock Plan for
             Outside Directors, (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc.
             Annual Report on Form 10-K for the year ended
             September 30, 1992).

 10.E        Johnson Controls, Inc., Deferred Compensation
             Plan for Certain Directors as amended through September 25, 1991 (incorporated by reference to Exhibit 10.C to Johnson Controls, Inc. Annual
             Report on Form 10-K for the year ended September 30,
             1991).

                             JOHNSON CONTROLS, INC.
                               INDEX TO EXHIBITS

EXHIBITS                        TITLE                                   PAGE
--------     ---------------------------------------------              ----

 10.F        Johnson Controls, Inc., Directors Retirement
             Plan as amended through July 26, 1989
             (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on
             Form 10-K for the year ended September 30,
             1989).

 10.G        Johnson Controls, Inc., Executive Incentive
             Compensation Plan Deferred Option as amended
             March 21, 1995, filed herewith.                           35-51

 10.H        Johnson Controls, Inc., Executive Incentive
             Compensation Plan as amended through September
             22, 1993 (incorporated by reference to
             Exhibit 10.H to Johnson Controls, Inc. Annual
             Report on Form 10-K for the year ended
             September 30, 1993).

 10.I        Johnson Controls, Inc., Executive Incentive
             Compensation Plan, Deferred Option, Qualified
             Plan effective September 28, 1994, (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1994).

 10.J        Johnson Controls, Inc., Long-Term Performance
             Plan as amended through September 28, 1994,
             (incorporated by reference to Exhibit 10.J to Johnson Controls, Inc. Annual Report on Form
             10-K for the year ended September 30, 1994).

 10.K        Johnson Controls, Inc., Executive Survivor
             Benefits Plan amended through January 1, 1989,
             (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form
             10-K for the year ended September 30, 1994).

 10.L Form of employment agreement, as amended through October 1, 1991, between Johnson
             Controls, Inc. and Messrs. Barth, Kennedy,
             Keyes, Lewis and Roell, (incorporated by reference to Exhibit 10.K to Johnson
             Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1992).

 10.M Form of indemnity agreement, as amended, between Johnson Controls, Inc. and Messrs.
             Barth, Kennedy, Keyes, Lewis and Roell,
             (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on
             Form 10-K for the year ended September 30,
             1991).

                             JOHNSON CONTROLS, INC.
                               INDEX TO EXHIBITS


EXHIBITS                        TITLE                                   PAGE
--------     ---------------------------------------------              ----

 11          Statement regarding computation of earnings
             per share for the years ended September 30,
             1995, 1994 and 1993, filed herewith.                      52

 12          Statement regarding computation of ratio of
             earnings to fixed charges for the year ended
             September 30, 1995, filed herewith.                       53

 13          1995 Annual Report to Shareholders, filed
             herewith.                                                 54-97

 21          Subsidiaries of the Registrant, filed
             herewith.                                                 98-106

 23          Consent of Independent Accountants dated
             December 20, 1995, filed herewith.                        107

 27          Financial Data Schedule, (electronic
             filing only.)

 99          Proxy Statement for Annual Meeting of
             Shareholders of Johnson Controls, Inc.,
             to be held January 24, 1996, filed herewith.              108-146


              *These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc., and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.