Form 10-Q
period 1995-12-31
JOHNSON CONTROLS INC
filed 1996-02-12
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1995

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

                                  Yes   X           No
                                      ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at December 31, 1995
         -----                             --------------------------------
Common Stock $.16 2/3 Par Value                        41,136,188

JOHNSON CONTROLS, INC.

                                   FORM 10-Q

                               DECEMBER 31, 1995


                                  REPORT INDEX

                                                                     Page No.
                                                                     --------
PART I. - FINANCIAL INFORMATION:
          Consolidated Statement of Financial Position
            at December 31, 1995, September 30, 1995 and
            December 31, 1994  ..........................................   3

          Consolidated Statement of Income for the Three-
        Month Periods Ended December 31, 1995 and 1994  .................   4

          Consolidated Statement of Cash Flows for the Three-
            Month Periods Ended December 31, 1995 and 1994  .............   5

          Notes to Consolidated Financial Statements  ...................   6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations  ........................   8


PART II. - OTHER INFORMATION:

          Item 1. Legal Proceedings  ....................................  12

          Item 4. Results of Votes of Security Holders  .................  12

          Item 6. Exhibits and Reports on Form 8-K  .....................  12

 SIGNATURES  ............................................................  13

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (In Millions)

                                                        December 31,             September 30,        December 31
                                                            1995                      1995                 1994
                                                        ------------              ------------         ------------
ASSETS
Cash and cash equivalents                                    $112.7                    $103.8             $151.0
Accounts receivable - net                                   1,532.1                   1,287.5            1,094.3
Inventories                                                   398.1                     355.5              336.7
Other current assets                                          345.5                     317.1              246.7
                                                        -----------               -----------          ---------
     Current assets                                         2,388.4                   2,063.9            1,828.7

Property, plant and equipment - net                         1,598.1                   1,518.8            1,379.6
Goodwill - net                                                606.3                     519.1              489.8
Investments in partially-owned affiliates                     121.3                      90.8               96.3
Other noncurrent assets                                       170.5                     128.3              102.1
                                                        -----------               -----------          ---------
      Total assets                                         $4,884.6                  $4,320.9           $3,896.5
                                                        ===========               ===========          =========

LIABILITIES AND EQUITY
Short-term debt                                              $254.5                    $130.2              $79.0
Current portion of long-term debt                              71.3                      67.7               26.9
Accounts payable                                            1,057.1                     983.5              804.4
Accrued compensation and benefits                             266.2                     258.5              219.8
Accrued income taxes                                           77.9                      35.5               83.0
Billings in excess of costs and earnings
  on uncompleted contracts                                    102.6                      87.8               88.3
Other current liabilities                                     365.1                     346.3              295.1
                                                        -----------               -----------          ---------
      Current liabilities                                   2,194.7                   1,909.5            1,596.5

Long-term debt                                                775.3                     630.0              666.0
Postretirement health and other benefits                      168.2                     168.8              169.1
Other noncurrent liabilities                                  367.7                     272.4              250.7
Shareholders' equity                                        1,378.7                   1,340.2            1,214.2
                                                        -----------               -----------          ---------
      Total liabilities and equity                         $4,884.6                  $4,320.9           $3,896.5
                                                        ===========               ===========          =========




    The accompanying notes are an integral part of the financial statements.

                           JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF INCOME
                 (In millions, except per share; unaudited)



                                                           For the Three Months
                                                            Ended  December  31,
                                                        ---------------------------
                                                           1995            1994
                                                         ---------       ---------
Net sales                                                 $2,186.3        $1,857.6
Cost of sales                                              1,872.9         1,580.3
                                                          --------        --------
  Gross profit                                               313.4           277.3

Selling, general and administrative
  expenses                                                   209.9           184.7
                                                          --------        --------
    Operating income                                         103.5            92.6

Interest income                                                1.5             1.5
Interest expense                                             (15.4)          (12.6)
Miscellaneous - net                                            1.4            (0.4)
                                                          --------        --------
  Other income (expense)                                     (12.5)          (11.5)
                                                          --------        --------

Income before income taxes and minority interests             91.0            81.1
Provision for income taxes                                    38.2            34.9
Minority interests in net earnings of subsidiaries             5.8             5.0
                                                          --------        --------
Net income                                                   $47.0           $41.2
                                                          ========        ========

Earnings available for common shareholders                   $44.6           $38.8
                                                          ========        ========

Earnings per share
  Primary                                                    $1.07           $0.95
                                                          ========        ========
  Fully diluted                                              $1.02           $0.90
                                                          ========        ========





   The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)


                                                      For the Three Months
                                                        Ended December 31,
                                                      ----------------------
                                                       1995           1994
                                                      -------        -------
OPERATING ACTIVITIES
Net income                                              $47.0          $41.2
Adjustments to reconcile net income to cash
  provided by operating activities
    Depreciation                                         69.8           64.7
    Amortization of intangibles                           8.2            8.7
    Equity in earnings of partially-
      owned affiliates                                   (3.2)          (1.2)
    Noncurrent deferred income taxes                     (4.8)          (1.4)
    Other                                                 3.3          (12.4)
Changes in working capital, excluding
  acquisition of businesses
    Accounts receivable                                 (77.2)         (30.9)
    Inventories                                         (23.2)         (32.2)
    Other current assets                                 14.8           24.7
    Accounts payable and accrued liabilities            (47.8)         (41.4)
    Accrued income taxes                                 42.4           43.7
    Billings in excess of costs and earnings
      on uncompleted contracts                           14.9           12.6
                                                      -------        -------
          Cash provided by operating activities          44.2           76.1
                                                      -------        -------

INVESTING ACTIVITIES
Capital expenditures                                    (79.4)        (107.5)
Sale of property, plant and equipment-net                 9.6            3.1
Increase in long-term investments - net                  (5.1)          (2.4)
Acquisition of business, net of cash acquired          (132.6)            --
Other                                                     0.9             --
                                                      -------        -------
          Cash used by investing activities            (206.6)        (106.8)
                                                      -------        -------

FINANCING ACTIVITIES
Increase in short-term debt                              51.8           60.1
Issuance of long-term debt                              153.6           47.5
Repayment of long-term debt                             (16.6)         (42.2)
Payment of cash dividends                               (20.0)         (19.1)
Other                                                     2.5            2.8
                                                      -------        -------
          Cash provided by financing activities         171.3           49.1
                                                      -------        -------

Increase in cash and cash equivalents                    $8.9          $18.4
                                                      =======        =======


  The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1995


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Financial Statements

        In the opinion of the company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the company's Annual Report to Shareholders for the year ended September 30, 1995. The results of operations for the three months are not necessarily indicative of the results which may be expected for the company's 1995 fiscal year because of seasonal and other factors.

2.      Cash Flow

        For purposes of the Consolidated Statement of Cash Flows, the company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

        Income taxes paid during the three months ended December 31, 1995 and 1994 (net of income tax refunds) totalled approximately $10 million and $7 million, respectively. Total interest paid on both long-term and short-term debt was $15 million and $12 million for the quarter ended December 31, 1995 and 1994, respectively.

3.      Inventories

        Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

                                                                 December 31,
                                                             1995             1994
                                                           --------        ----------
                                                                  (in millions)
Raw materials and supplies                                 $ 149.6            $ 107.3
Work-in-process                                              126.9              121.8
Finished goods                                               173.8              149.7
                                                           -------            -------
              FIFO inventories                               450.3              378.8
LIFO reserve                                                  52.2               42.1
                                                           -------            -------
              LIFO inventories                             $ 398.1            $ 336.7
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

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1995


5.      Earnings Per Share

        Primary earnings per share are computed by dividing net income, after deducting dividend requirements on the company's Series D Convertible Preferred Stock, by the weighted average number of common shares and common stock equivalents which would arise from the exercise of stock options. Fully diluted earnings are computed by deducting from net income the after-tax compensation expense which would arise from the assumed conversion of the Series D Convertible Preferred Stock, which was $1.4 million for the three months ended December 31, 1995 and 1994. Fully diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of the stock options.

        The weighted average number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                      Three Months Ended
                                         December 31,

                                         1995      1994
                                       --------   -------
                                        (in millions)
              Primary                  41.5          41.0
              Fully diluted            44.7          44.2

6.      Acquisition of Business

        Effective December 12, 1995, the company completed the acquisition of approximately 75% of the Roth Freres companies ("Roth") for $175 to $200 million. Roth is a major supplier of seating and interior components to the European automotive industry. The company used the proceeds of its $125 million, 6.95%, 50-year debentures and short-term debt to finance the acquisition.

        The acquisition was accounted for as a purchase in the Consolidated Statement of Financial Position. However, Roth's operating results will not be reflected until the second fiscal quarter.

7.      Financial Instruments

        In December 1995, the company entered into a seven year amortizing French Franc ("FRF") cross currency interest rate swap to hedge a portion of its approximately $200 million of net investments in its French subsidiaries. Under the swap, the company receives interest based on a fixed U.S. dollar interest rate of 6.95% on $80 million and pays a fixed FRF interest rate of 7.64% on FRF 400 million. The initial notional principal amounts will remain outstanding until December 1, 1999. Under the terms of the contract, the company will pay 100 million FRF in exchange for $20 million on the first business day in December 1999 and in each of the subsequent three years through December 2, 2002. On December 2, 2002 the swap will terminate with a final principal settlement of 100 million FRF paid by the Company in exchange for $20 million.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1995


8.      Contingencies

        The company is involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the liability of the company related to these environmental matters, the company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED
DECEMBER 31, 1995 AND DECEMBER 31, 1994

        Consolidated net sales for the first quarter of fiscal 1996 rose 18% to $2,186 million, up from $1,858 million for the prior year quarter. An increase in automotive seating sales was the primary driver of the improvement. The growth in the automotive segment's sales resulted from substantial volume increases in both North America and Europe. The company's North American volume increase, partially associated with successful vehicle models such as the Ford Explorer, Chrysler's Cherokee, General Motors' Blazer and Jimmy and the Toyota Camry, outpaced industry vehicle production levels which were relatively flat compared to the prior year. European seating sales were also strong, primarily due to new business with Ford (Escort and Fiesta).

        Controls segment sales increased over the prior year. The sales improvement was generated by increases from both integrated facilities management and retrofit activity, primarily in the form of performance contracts. Orders from the commercial buildings market in the first quarter of fiscal 1996 were higher than a year ago, led by both domestic and international demand in the existing commercial buildings market.

        Sales for the plastics segment were approximately level with the prior year, reflecting relatively flat overall unit volumes. The pass-through of resin price increases to customers was offset by a change in mix towards lower priced products. Higher unit shipments of single-serve soft drink containers and other custom units, primarily water, were offset by a decline in two-liter soft drink container demand. Plastics machinery sales were comparable to the prior year.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1995


        Battery sales improved on a quarter-over-quarter basis with increased unit shipments to both replacement and original equipment customers.

        The overall sales growth experienced in the first quarter is expected to continue throughout fiscal 1996. Management believes the automotive segment's sales will increase approximately 22%-27% over the prior year as it will continue to benefit from participation with successful vehicle models and the launch of new seating programs, primarily Ford's F-series truck in North America and Fiesta in Europe. In addition, the acquisition of Roth will favorably impact year-over-year comparisons. This growth is expected despite a forecasted decline in the vehicle industry build schedule. Sales growth of 10%-15% for the year is expected for the controls segment. The segment has experienced worldwide order increases, primarily in the retrofit and integrated facilities management markets, and the unearned backlog has continued to grow. Management believes full year results for the plastics segment will benefit from increases in single serve soft-drink and non-soft drink demand, primarily for water and hot-fill units. A 5%-10% improvement in sales is anticipated. The battery segment expects sales to be 5%-10% higher than fiscal 1995 resulting from an increase in shipments to existing customers.

        Consolidated operating income for the first fiscal quarter of 1996 of $104 million represents a 12% improvement over the prior year's $93 million. The increase in automotive seating sales accounted for the majority of this growth. The automotive segment's operating income grew at a higher rate than sales. North American operations benefited from the strong volumes and manufacturing efficiencies associated with established vehicle programs; however, higher engineering investments were incurred. The segment's European operations were profitable in the quarter, as compared to a loss in the prior year resulting from start-up expenses.

        Operating income for the controls segment improved, however, at a rate less than sales. Operating margins associated with the segment's rapidly growing integrated facility management business are lower than those of the systems installation and service businesses.

        First quarter plastics operating income declined substantially, primarily due to unabsorbed capacity resulting from overall market demand being lower than anticipated during the second half of fiscal 1995. The company believes that the extra capacity added in the prior year will be utilized in the second half of fiscal 1996. In addition, cost reduction processes have been put in place which will enable the segment to deliver year-over-year improvements later this fiscal year.

        Battery operating income grew at a rate higher than sales as unit volume increases were coupled with significant reductions in operating costs.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1995


        Other expense increased $1 million over the comparable prior year quarter. Net interest expense increased $3 million, primarily as a result of the financing associated with fiscal 1995 acquisitions. Miscellaneous-net increased approximately $2 million due to the recording of equity income.

        The effective income tax rate was 42% for the three-month period ended December 31, 1995, 1% lower than the 43% utilized for the comparable quarter last year. The overall effective rate for fiscal 1995 was 42%, which was adjusted during the second quarter to reflect the improved outlook for the company's European operations.

        Minority interests in net earnings of subsidiaries increased to $6 million from $5 million in the first quarter of last year. The increase primarily relates to improvements in earnings from certain of the company's North American automotive seating subsidiaries.

        The company's first quarter net income and earnings available for common shareholders of $47 million and $45 million, respectively, were approximately 15% higher than the prior year amounts of $41 million and $39 million. This increase was due to the improvements in operating income noted above. Primary and fully diluted earnings per share for the quarter ended December 31, 1995, were $1.07 and $1.02, respectively, up from $.95 and $.90 in the prior year.


COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

        The company's working capital totalled $194 million at December 31, 1995, compared with $154 million and $232 million at September 30, 1995 and December 31, 1994, respectively. The increase in working capital from September 30 primarily relates to the significant increase in accounts receivable, partially related to the consolidation of Roth. The decrease in working capital from the prior year relates to increases in short-term debt and accounts payable, partially offset by increased accounts receivable and inventory balances reflective of the expanding business and the acquisition of Roth. Short-term debt increased to fund operating activities, capital spending and the current year acquisition. Fluctuations in accrued income taxes occurred as a result of differences between the timing of quarterly provisions for income tax expense and the payment of estimated tax liabilities.

        Cash provided by operating activities of $44 million was $32 million lower than the prior year level of $76 million. The decrease is due to working capital changes, primarily accounts receivable.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1995


Capital Expenditures and Other Investments

        Capital expenditures for property, plant and equipment were approximately $79 million for the first quarter of fiscal 1996, a decline of $29 million from the $108 million incurred during the first quarter of fiscal 1995. Management projects that capital spending for the full year will be approximately $350-$375 million compared to $451 million for fiscal 1995. The majority of the spending will be focused on new automotive seating product lines and European automotive facilities. In addition, cost reduction projects in all segments are planned for fiscal 1996.

        Goodwill of $606 million at December 31, 1995 was $87 million higher than at September 30 primarily due to the acquisition of Roth.

        Investments in partially-owned affiliates of $121 million, were approximately $31 million higher than the September 30, 1995 balance. The increase primarily relates to the recording of the affiliate investments held by Roth. The initial investment in a battery segment joint venture to manufacture lead-acid automotive and specialty batteries in China also contributed to the increase.

Capitalization

        The company's total capitalization at December 31, 1995 of $2,480 million included short-term debt of $326 million, long-term debt of $775 million and shareholders' equity of $1,379 million. Total capitalization at September 30, 1995 and December 31, 1994 was $2,168 million and $1,986 million, respectively. Total debt as a percentage of total capitalization increased to 44% from 38% at the 1995 fiscal year-end and 39% one year ago. The increase is attributable to the issuances of $125 million, 6.95%, 50-year debentures and other short-term debt used to finance the acquisition of Roth. In addition, commercial paper outstanding increased to fund operating activities and capital expenditures.

        The company believes its capital resources and liquidity position at December 31, 1995 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1996 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

Backlog

        The unearned backlog of commercial building systems, services and integrated facilities management contracts to be executed within the next year at December 31, 1995 was $1,174 million, compared with $1,122 million at September 30, 1995 and $932 million at December 31, 1994. The increase from September 30 and the prior year primarily represents strong retrofit (performance contracting) and integrated facilities management activity worldwide and, with respect to the prior year, the impact of certain fiscal 1995 acquisitions.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1995


        The unearned backlog of government facilities management contracts, which reflects only the noncancellable portion of uncompleted contracts was $364 million compared to $442 million at September 30, 1995 and $456 million last year. The decrease from September 30 primarily reflects the timing of contract renewals. The reduction from last year reflects scope reductions on several U.S. government projects and the loss of certain contracts.


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

        There have been no significant changes in status since the last Report.

Item 4.  Results of Votes of Security Holders

        The registrant held its Annual Meeting of Shareholders on January 24, 1996. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (Fred L. Brengel, Robert A. Cornog, James H. Keyes and R. Douglas Ziegler) were elected. Of the 37,357,725 shares voted, at least 36,922,804 granted authority to vote for these directors and no more than 434,921 shares withheld such authority.

        The retention of Price Waterhouse LLP as auditors was approved by the shareholders with 37,024,269 shares voted for such appointment, 199,133 shares voted against, and 129,423 shares abstained.

        The Johnson Controls, Inc. 1995 Common Stock Purchase Plan for Executives was approved by the shareholders with 35,545,682 shares voted for such approval, 1,215,217 shares voted against, 490,726 shares abstained and the broker non vote was 106,100 shares.

        The amendments to the Johnson Controls, Inc. 1992 Stock Option Plan were approved by the shareholders with 31,460,049 shares voted for such approval, 5,113,735 shares voted against, 470,005 shares abstained, and the broker non vote was 313,936 shares.

Item 6.  Exhibits and Reports on Form 8-K

    (a)          Exhibits

         11 Statement regarding computation of primary and fully diluted earnings per share.

         12 Statement regarding the computation of the ratio of earnings to fixed charges.

         27      Financial Data Schedule (electronic filing only)

    (b) A Form 8-K, which included the Company's financial statements for the year ended September 30, 1995, was filed on December 7, 1995. The information was filed to facilitate the Company's issuance of $125 million, 6.95%, 50-year debentures.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1995




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JOHNSON CONTROLS, INC.




Date:  February 12, 1996                   By: Stephen A. Roell
                                               Vice President and
                                               Chief Financial Officer