Form 10-Q
period 1996-03-31
JOHNSON CONTROLS INC
filed 1996-05-09
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996

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

                       Yes   X          No
                           -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at March 31, 1996
- -------------------------------          -----------------------------
Common Stock $.16 2/3 Par Value                   41,405,870

JOHNSON CONTROLS, INC.

                                   FORM 10-Q

                                 March 31, 1996


                                  REPORT INDEX

                                                                  Page No.
                                                                  --------
PART I. - FINANCIAL INFORMATION:

  Consolidated Statement of Financial Position
    at March 31, 1996, September 30, 1995 and
    March 31, 1995  .............................................    3

  Consolidated Statement of Income for the Three and
    Six-Month Periods Ended March 31, 1996 and 1995  ............    4

  Consolidated Statement of Cash Flows for the Six-
    Month Periods Ended March 31, 1996 and 1995  ................    5

  Notes to Consolidated Financial Statements  ...................    6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations  ........................    8


PART II. - OTHER INFORMATION:

  Item 1. Legal Proceedings  ....................................   13

  Item 4. Results of Votes of Security Holders  .................   14

  Item 5. Other Information  ....................................   14

  Item 6. Exhibits and Reports on Form 8-K  .....................   14

SIGNATURES  .....................................................   15

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (In millions)




                                                  March 31,       September 30,        March 31,
                                                   1996               1995               1995
                                                 ----------       -------------       ----------
                                                (unaudited)                           (unaudited)
ASSETS
Cash and cash equivalents                        $  125.1           $  103.8           $  129.2
Accounts receivable - net                         1,596.3            1,287.5            1,242.7
Inventories                                         422.6              355.5              368.5
Other current assets                                346.8              317.1              263.8
                                                 --------           --------           --------
  Current assets                                  2,490.8            2,063.9            2,004.2

Property, plant and equipment - net               1,615.5            1,518.8            1,449.7
Goodwill - net                                      592.4              519.1              513.0
Investments in partially-owned affiliates           120.8               90.8               95.2
Other noncurrent assets                             130.8              128.3              115.1
                                                 --------           --------           --------
  Total assets                                   $4,950.3           $4,320.9           $4,177.2
                                                 ========           ========           ========


LIABILITIES AND EQUITY
Short-term debt                                  $  285.8           $  130.2           $  206.4
Current portion of long-term debt                    21.7               67.7               71.7
Accounts payable                                  1,159.3              983.5              917.0
Accrued compensation and benefits                   267.8              258.5              235.3
Accrued income taxes                                 48.7               35.5               42.7
Billings in excess of costs and earnings
  on uncompleted contracts                           98.7               87.8               90.4
Other current liabilities                           353.8              346.3              303.0
                                                 --------           --------           --------
  Current liabilities                             2,235.8            1,909.5            1,866.5

Long-term debt                                      762.1              630.0              631.9
Postretirement health and other benefits            167.0              168.8              171.5
Other noncurrent liabilities                        377.1              272.4              261.9
Shareholders' equity                              1,408.3            1,340.2            1,245.4
                                                 --------           --------           --------
  Total liabilities and equity                   $4,950.3           $4,320.9           $4,177.2
                                                 ========           ========           ========





    The accompanying notes are an integral part of the financial statements.

                           JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF INCOME
                 (In millions, except per share; unaudited)






                                          For the Three Months             For the Six Months
                                             Ended March 31,                 Ended March 31,
                                          --------------------             ------------------
                                          1996            1995            1996            1995
                                         ------          ------          ------          ------
Net sales                              $2,440.4         $2,050.5        $4,626.7        $3,908.1
Cost of sales                           2,130.2          1,762.0         4,003.1         3,342.3
                                       --------         --------        --------        --------
   Gross profit                           310.2            288.5           623.6           565.8

Selling, general and administrative
 expenses                                 216.9            205.2           426.8           389.9
                                       --------         --------        --------        --------
   Operating income                        93.3             83.3           196.8           175.9

Interest income                             2.0              1.8             3.5             3.3
Interest expense                          (21.3)           (15.7)          (36.7)          (28.3)
Miscellaneous - net                         0.1             (2.2)            1.5            (2.6)
                                       --------         --------        --------        --------
   Other income (expense)                 (19.2)           (16.1)          (31.7)          (27.6)
                                       --------         --------        --------        --------

Income before income taxes and
 minority interests                        74.1             67.2           165.1           148.3
Provision for income taxes                 29.5             27.4            67.7            62.2
Minority interests in net earnings
 of subsidiaries                            8.2              7.5            14.0            12.6
                                       --------         --------        --------        --------
Net income                                $36.4            $32.3           $83.4           $73.5
                                       ========         ========        ========        ========

Earnings available for common
 shareholders                             $34.1            $30.0           $78.7           $68.8
                                       ========         ========        ========        ========

Earnings per share
   Primary                                $0.82            $0.73           $1.89           $1.68
                                       ========         ========        ========        ========
   Fully diluted                          $0.78            $0.70           $1.80           $1.60
                                       ========         ========        ========        ========



   The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)

                                                       For the Six Months
                                                         Ended March 31,
                                                   -------------------------
                                                     1996             1995
                                                   --------         --------
OPERATING ACTIVITIES
Net Income                                           $83.4            $73.5
Adjustments to reconcile net income to cash
  provided by operating activities
    Depreciation                                     151.5            125.5
    Amortization of intangibles                       20.8             17.4
    Equity in (earnings) losses of partially-
      owned affiliates                                (6.0)             1.5
    Noncurrent deferred income taxes                  (4.0)            (8.0)
    Other                                             11.2             (3.3)
Changes in working capital, excluding
  acquisition of businesses
    Accounts receivable                             (129.3)          (163.5)
    Inventories                                      (49.5)           (58.0)
    Other current assets                             (15.0)            12.5
    Accounts payable and accrued liabilities          65.5             65.4
    Accrued income taxes                              13.7              3.5
    Billings in excess of costs and earnings
      on uncompleted contracts                        11.7             13.4
                                                    ------          -------
    Cash provided by operating activities            154.0             79.9
                                                    ------          -------

INVESTING ACTIVITIES
Capital expenditures                                (183.0)          (230.3)
Sale of property, plant and equipment                 12.0             10.7
Acquisition of businesses                           (119.0)           (23.6)
Change in long-term investments - net                (10.6)             4.8
Reversion of pension assets                            0.7              0.1
                                                    ------          -------
    Cash used by investing activities               (299.9)          (238.3)
                                                    ------          -------

FINANCING ACTIVITIES
Increase in short-term debt                          130.5            178.4
Issuance of long-term debt                           154.5            212.6
Repayment of long-term debt                          (79.9)          (201.0)
Payment of cash dividends                            (39.9)           (38.3)
Other                                                  2.0              3.3
                                                    ------          -------
    Cash provided by financing activities            167.2            155.0
                                                    ------          -------
Increase (decrease) in cash and cash equivalents     $21.3            ($3.4)
                                                    ======          =======


    The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Financial Statements

     In the opinion of the company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the company's Annual Report to Shareholders for the year ended September 30, 1995. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the company's 1996 fiscal year because of seasonal and other factors.

2.   Cash Flow

     For purposes of the Consolidated Statement of Cash Flows, the company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Income taxes paid during the six months ended March 31, 1996 and 1995 (net of income tax refunds) totalled approximately $33 million and $63 million, respectively. The decrease relates to the application of fiscal 1995 overpayments to fiscal 1996 estimated tax payments. Total interest paid on both long-term and short-term debt was $32 million and $26 million in the six months ended March 31, 1996 and 1995, respectively.

3.   Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

Inventories consist of the following:

                                             March 31,
                                      1996             1995
                                    --------         --------
Raw materials and supplies          $ 158.3          $ 124.5
Work-in-process                       128.0            118.9
Finished goods                        188.5            167.2
                                    -------          -------
     FIFO inventories                 474.8            410.6
LIFO reserve                           52.2             42.1
                                    -------          -------
     LIFO inventories                 422.6            368.5
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

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1996


5.   Earnings Per Share

     Primary earnings per share are computed by dividing net income, after deducting dividend requirements on the company's Series D Convertible
Preferred Stock, by the weighted average number of common shares and common stock equivalents which would arise from the exercise of stock options. Fully diluted earnings are computed by deducting from net income the after-tax compensation expense which would arise from the assumed conversion of the Series D Convertible Preferred Stock, which was $1.4 million for the three months ended March 31, 1996 and 1995 and $2.8 million and $2.9 million for the six months ended March 31, 1996 and 1995, respectively. Fully diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of the stock options.

     The weighted average number of shares used in the computations of primary and fully diluted earnings per share were as follows:


                       Three Months Ended       Six Months Ended
                           March 31,               March 31,
                         1996      1995          1996     1995
                       --------   -------       -------  -------
                         (in millions)            (in millions)
     Primary             41.8       41.0         41.7     41.0
     Fully diluted       45.0       44.2         44.9     44.2

6.   Acquisition of Business

     Effective December 12, 1995, the company completed the acquisition of approximately 75% of the Roth Freres companies ("Roth") for $175 to $200
million.  Roth is a major supplier of seating and interior components   to the
European automotive industry. The company used the proceeds of its $125 million, 6.95%, 50-year debentures and short-term debt to finance the acquisition. The acquisition was accounted for as a purchase.

7.   Contingencies

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

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     Consolidated net sales rose 19% over the comparable prior year quarter to $2,440 million. Double digit sales growth was achieved in three of the four business segments, with automotive seating the primary contributor to the overall increase. Automotive seating sales in Europe increased significantly, benefiting from the consolidation of Roth Freres ("Roth"), for which a majority interest was purchased in December, 1995, and the impact of new business, primarily with Ford. In North America, sales were higher than the prior year quarter despite an approximate 11% reduction in industry vehicle production. This was due to the company's participation with new and successful vehicle programs, including Ford's F-Series truck and Explorer and Chrysler's Jeep Cherokee. The increase was partially offset by the impact of lost production associated with a strike at General Motors which idled five of the company's complete seat assembly plants.

     The controls segment's sales of facility services and control systems were higher than the prior year quarter due to increased activity in the worldwide existing commercial buildings market. Commercial integrated facilities management sales were higher in North America and in Europe, which benefited from the March 1995 acquisition of the Atomic Energy Authority contracts in the United Kingdom ("U.K."). Retrofit activity in North America and strong construction sales, primarily in Europe and the Pacific Rim, were also higher than the prior year quarter. Orders from the commercial market increased over the comparable prior year period primarily on the strength of worldwide bookings in the installation, scheduled service and integrated facilities management markets.

     Plastics segment sales for the second quarter of fiscal 1996 were relatively flat compared to the prior year quarter. Shipment increases in single-serve soft drink containers and non-soft drink (primarily water) units were more than offset by a decrease in two-liter container sales. Plastics machinery sales were higher than the year ago period.

     The battery segment's sales growth over the prior year quarter resulted from an increase in shipments due to the slightly colder winter weather, increased customer retail outlets, new brand introductions and agreements to supply replacement batteries to automobile dealerships.

     Consolidated operating income for the second quarter of fiscal 1996 of $93 million represents a 12% improvement over the prior year. Increases in the automotive seating and battery segments accounted for the majority of the overall improvement. Operating income in the automotive segment grew at a lower rate than sales as a result of losses associated with the General Motors strike.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1996


     Operating income for the controls segment improved at a rate slightly less than sales as operating margins associated with the segment's rapidly growing integrated facility management business are lower than those of the systems installation and service businesses.

     The plastics segment experienced lower operating profits in the quarter despite the flat sales as cost reductions did not fully offset the costs associated with excess manufacturing capacity. Capacity utilization rates are expected to improve in the second half of the year if seasonal demand increases for bottled water, juice and isotonic drinks materialize as anticipated.

     The battery segment had operating income in the quarter as compared to a slight operating loss in the prior year. This resulted from the growth in unit shipments and continued success in reducing costs.

     Other expense was $19 million for the second quarter of fiscal 1996 compared to $16 million for the prior year. Several factors impacted this overall increase. Interest expense increased $6 million due primarily to the financing associated with the Roth acquisition and the debt assumed with the purchase of Roth. The company also recorded higher stock appreciation rights and deferred compensation costs associated with the changes in the company's common stock price. Partially offsetting these was the recognition of equity income during the quarter as compared to a loss in the prior year which resulted from the Mexican peso devaluation.

     The effective income tax rate was approximately 40% for the three month period ended March 31, 1996. This compares with 41% for the year-ago period. Each quarterly rate reflects the adjustment required to provide a year-to-date effective rate of 41% and 42%, respectively. The 1% decrease in the estimated annual effective rate reflects continued improvement in the company's European operations.

     The company's second quarter net income was $36 million, an increase of 13% from the prior year quarter. Earnings available for common shareholders of $34 million was 14% higher than the prior year quarter. These increases were primarily due to the improvement in operating income. Primary and fully diluted earnings per share were $.82 and $.78, respectively, for the second quarter of fiscal 1996, up from $.73 and $.70 for primary and fully diluted earnings per share in fiscal 1995.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1996


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     For the six months ended March 31, 1996, sales totalled $4,627 million, an increase of 18% from the year ago period. A substantial portion of the increase resulted from a higher level of activity in the automotive seating segment. Automotive seating sales for the first half of the fiscal year were higher than the prior year due to the company's participation with new and successful vehicle programs in both North America and Europe and the consolidation of Roth.

     Controls segment sales of facility services and control systems increased during the first half of fiscal 1996 due to higher sales to the worldwide existing commercial buildings market. Most of the revenue growth was associated with integrated facility management service contracts, performance contracting, and new construction in Europe and the Pacific Rim.

     Plastics segment sales were approximately level with the prior year as higher unit shipments of single-serve soft drink containers and other custom units, primarily water, were offset by a decline in two-liter soft drink container shipments. Plastics machinery sales were higher than the year ago period.

     Sales for the first six months of fiscal 1996 in the battery segment were higher than the comparable prior year period. The increase results from the growth in unit shipments to both replacement and original equipment customers. The colder winter weather and increased market penetration by the segment's customers were key contributors to the increase in replacement battery demand.

     Consolidated operating income rose 12% during the first half of fiscal 1996, to $197 million. The automotive segment's operating income was higher than the year ago period. The operating income increase was comparable to the growth in sales as margin improvements associated with established vehicle program efficiencies were offset by the losses associated with the General Motors strike.

     Operating income for the controls segment improved as a result of the increased activity in the worldwide existing commercial buildings market. The increase was not as great as the sales improvement as operating margins associated with the segment's rapidly growing integrated facility management business are lower than those of the systems installation and service businesses.

     Plastics income for the first half of fiscal 1996 declined substantially from the prior year, on flat unit volumes, due to excess manufacturing capacity. The favorable impact of cost reduction efforts have not yet offset the costs associated with the excess capacity which resulted from capital additions made in the second half of fiscal 1995 in anticipation of higher demand which has not materialized.

     The battery segment's operating income grew at a higher rate than sales as unit volume increases were coupled with significant reductions in operating costs.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1996


     Management believes that consolidated sales and operating income for the remainder of fiscal 1996 will continue to exceed prior year levels. Management believes the automotive segment's sales will increase approximately 22%-27% over the prior year as it will continue to benefit from participation with successful vehicle models and the launch of seating programs, primarily Ford's F-series truck in North America and Fiesta in Europe. This growth is expected despite flat year-over-year forecasted industry vehicle build schedules in both North America and Europe. In addition, the acquisition of Roth will have a favorable impact on the current year's results. Sales growth of 10%-15% for the year is expected for the controls segment. The segment has experienced worldwide order increases, primarily in the retrofit and integrated facilities management markets. Management believes full year results for the plastics segment will benefit from increases in single-serve soft drink and non-soft drink demand, primarily for water and hot-fill units. A 5%-10% improvement in sales is anticipated. The battery segment expects sales to be 5%-10% higher than fiscal 1995 resulting from an increase in shipments to existing customers reflective of our customer's increased market penetration.

     Other expense increased approximately $4 million, to $32 million for the first six months of fiscal 1996. Several factors impacted this overall increase. Interest expense increased $8 million due primarily to the financing associated with the Roth acquisition and the debt assumed with the purchase of Roth. The company also recorded higher stock appreciation rights and deferred compensation costs associated with the changes in the company's common stock price. Partially offsetting these was the recognition of equity income compared to a loss in the prior year which resulted from the Mexican peso devaluation.

     The effective income tax rate was 41% for the six-month period ended
March 31, 1996. This compares to 42% for the year ago period. The decrease is attributed to improved earnings in the company's European operations.

     Net income for the first six months of fiscal 1996 increased 13% to $83 million from $74 million for the first half of fiscal 1995. Earnings available to common shareholders of $79 million exceeded the prior year period by $10 million or 14%. Primary and fully diluted earnings per share were $1.89 and $1.80, respectively, for the first half of fiscal 1996, up from $1.68 and $1.60 in fiscal 1995.


COMPARISON OF FINANCIAL CONDITION

Cash Flow

     Cash provided by operating activities during the six months ended
March 31, 1996 of $154 million was $74 million higher than the comparable prior year period, primarily due to higher net income adjusted for depreciation/amortization and other operating items.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1996


Working Capital

     The company's working capital totalled $255 million at March 31, 1996, compared with $154 million and $138 million at September 30, 1995 and March 31, 1995, respectively. The increase in working capital over the comparable prior year amounts is primarily a result of the increases in accounts receivable and inventories partially offset by higher levels of accounts payable and short-term debt. Fluctuations in working capital items primarily reflect the acquisition of Roth and the higher volumes. Short-term debt increased to fund operating activities and capital spending.

Capital Expenditures and Other Investments

     Capital expenditures for property, plant and equipment were approximately $183 million during the first six months of fiscal 1996, down from $230 million for fiscal 1995. Management projects capital spending for the full year to approximate $350-$375 million compared to $451 million for fiscal 1995. Approximately half of the spending has been, and will continue to be, focused on the automotive segment, and is related to the expansion of automotive facilities and product lines. In addition, cost reduction projects continue in all business segments.

     Goodwill of $592 million at March 31, 1996 was $73 million higher than at September 30, 1995 primarily due to the acquisition of Roth at the end of the company's first fiscal quarter.

     Investments in partially-owned affiliates increased $30 million from the September 30, 1995 balance. First quarter increases related to the recording of the affiliate investments held by Roth and the initial investment in a battery segment joint venture in China. The company has recorded $6 million of equity income during the first half of fiscal 1996.

Capitalization

     The company's total capitalization at March 31, 1996, September 30, 1995 and March 31, 1995 was $2,478 million, $2,168 million and $2,155 million,
respectively.   The company's capitalization at March 31, 1996 included
short-term debt of $308 million, long-term debt of $762 million and shareholders' equity of $1,408 million. Total debt as a percentage of total capitalization increased to 43% from 38% at the 1995 fiscal year-end and 42% one year ago. However, it is below the 44% at the end of the first fiscal quarter. The company anticipates this ratio will fall below 40% by the end of fiscal 1996.

     Short-term debt increased from both a year ago and September 30, as previously discussed. Long-term debt reflects the issuance of $125 million, 6.95%, 50-year debentures used to finance the acquisition of Roth.

     The company believes its capital resources and liquidity position at March 31, 1996 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1996 will continue to be funded from operations, supplemented by short-term borrowings to meet peak seasonal needs.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1996


Backlog

     The unearned backlog of commercial building systems, services and integrated facilities management contracts to be executed within the next year at March 31, 1996 was $1,120 million. Backlog was flat compared to September 30, 1995 and higher than a year ago as a result of increased worldwide integrated facilities management and performance contracting activity.

     The unearned backlog of government facilities management contracts, which reflects only the noncancellable portion of uncompleted contracts, was $321 million at March 31, 1996. This was lower than both at September 30 and the comparable prior year period as a result of the absence of certain government contracts, scope reductions and the timing of renewals.


PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings

     There have been no significant changes in status since the last Report, except with respect to the following matters:

ENVIRONMENTAL LITIGATION AND PROCEEDINGS. With respect to the Environmental Litigation and Proceedings reported in the company's Annual Report on Form 10-K for the fiscal year ending September 30, 1995, there have been the following changes in status:

     In Gould, Inc. v. NL Industries, Inc., Case No. CV 91-1091 JE
(United States District Court for the District of Oregon), filed December, 1992, plaintiff is the owner of a site once used for secondary lead smelting. It has sued certain site customers (including the company), the former owner and several owners of adjacent properties seeking an allocation among them of cleanup costs associated with the site. Plaintiff and many of the defendants are performing work at the site pursuant to an administrative order issued on January 23, 1992. Approximately $24 million has been expended by the parties at the site to date, and the United States Environmental Protection Agency
(EPA) on March 29, 1996 issued a Record of Decision (ROD) that estimates the remaining cost to complete the cleanup to range from $10 million to $13 million.

     In Schuylkill Metals of Plant City, Inc. v. Johnson Controls, Inc., Case No. 95-610-CN-T-23B (United States District Court for the Middle District of Florida), filed in April, 1995, plaintiff is the owner of property once used as a battery breaking facility. Plaintiff contended that the company was a major customer and should pay an unspecified, equitable share of the estimated $20 million the plaintiff expects to spend cleaning up the site. Plaintiff and the company have settled this lawsuit, and the Court dismissed the case on April 17, 1996. The company anticipates no further liability associated with this matter.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1996


     In the company's lawsuit against its insurers to recover cleanup costs and other damages it may incur at many of the sites, Johnson Controls, Inc. v Employers Insurance of Wausau (Case No. 89-CV-016174), filed in 1989 in Milwaukee County Circuit Court, the company is seeking its costs of defense and indemnity payments under its insurance policies and also a declaratory judgment for future damages. In 1994, the Wisconsin Supreme Court ruled that many types of cleanup costs are not recoverable under common comprehensive general liability insurance policies, such as the policies at issue in the company's case. In 1995, the Milwaukee County Circuit Court decided that the Supreme Court's ruling applies to the company's case against its insurers in all respects and found for the insurers. The company has appealed the Milwaukee County Circuit Court decision, and the insurers have recently requested the Supreme Court to bypass the Court of Appeals and hear the case without waiting for a decision at the intermediate appellate level.


Item 4.  Results of Votes of Security Holders

     Reference is made to Item 4 of the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 24, 1996.


Item 5.  Other Information

      (a) Patrick J. Dennis was named Controller and was elected a Corporate Officer in January, 1996. Since joining the company in 1983, Mr. Dennis has held controller responsibilities for the Automotive Systems Group and Plastics Technology Group.

      (b) Subhash (Sam) S. Valanju was named Chief Information Officer and was elected a Corporate Officer effective March, 1996. Prior to joining the company in March, Mr. Valanju was Director of Management Information Systems for the Troy, Michigan-based Rockwell Automotive division of Rockwell International Corporation, which he joined in 1985.

      (c) Michael P. O'Rourke, Assistant Secretary, left the company


Item 6.  Exhibits and Reports on Form 8-K

      (a)       Exhibits

         11 Statement regarding computation of primary and fully diluted earnings per share.

         12 Statement regarding the computation of the ratio of earnings to fixed charges.

         27     Financial Data Schedule (electronic filing only)

       (b) There were no reports on Form 8-K filed during the three months ended March 31, 1996.

JOHNSON CONTROLS, INC.

FORM 10-Q, MARCH 31, 1996




                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     JOHNSON CONTROLS, INC.



Date:  May 9, 1996                   BY  Stephen A. Roell
                                         Vice President and
                                         Chief Financial Officer