Form 10-Q
period 1996-06-30
JOHNSON CONTROLS INC
filed 1996-08-09
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

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

                           Yes   X      No
                               -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at June 30, 1996
           -----                                ----------------------------

Common Stock $.16 2/3 Par Value                           41,428,528

JOHNSON CONTROLS, INC.

                                   FORM 10-Q

                                 June 30, 1996


                                  REPORT INDEX

                                                                                     Page No.
                                                                                     --------
PART I. - FINANCIAL INFORMATION:
  Consolidated Statement of Financial Position
    at June 30, 1996, September 30, 1995 and
    June 30, 1995  ..........................................................         3

  Consolidated Statement of Income for the Three and
    Nine-Month Periods Ended June 30, 1996 and 1995  ........................         4

  Consolidated Statement of Cash Flows for the Nine-
    Month Periods Ended June 30, 1996 and 1995  .............................         5

  Notes to Consolidated Financial Statements  ...............................         6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations  ....................................         8


PART II. - OTHER INFORMATION:

 Item 1. Legal Proceedings  .................................................        13

 Item 4. Results of Votes of Security Holders  ..............................        14

 Item 6. Exhibits and Reports on Form 8-K  ..................................        14

SIGNATURES  .................................................................        15

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (In millions)



                                                      June 30,       September 30,       June 30,
                                                        1996             1995              1995
                                                 ---------------     -------------    -------------
                                                   (unaudited)                         (unaudited)
ASSETS
Cash and cash equivalents                                $164.3            $103.8           $111.6
Accounts receivable - net                               1,692.2           1,287.5          1,317.0
Inventories                                               429.8             355.5            359.4
Other current assets                                      358.3             317.1            264.5
                                                 ---------------     -------------    -------------
  Current assets                                        2,644.6           2,063.9          2,052.5

Property, plant and equipment - net                     1,600.9           1,518.8          1,500.2
Goodwill - net                                            586.7             519.1            530.8
Investments in partially-owned affiliates                 143.2              90.8            102.2
Other noncurrent assets                                   123.5             128.3            116.8
                                                 ---------------     -------------    -------------
  Total assets                                         $5,098.9          $4,320.9         $4,302.5
                                                 ===============     =============    =============


LIABILITIES AND EQUITY
Short-term debt                                          $247.2            $130.2           $168.4
Current portion of long-term debt                          21.4              67.7             70.4
Accounts payable                                        1,264.0             983.5            930.4
Accrued compensation and benefits                         276.1             258.5            254.8
Accrued income taxes                                       76.0              35.5             54.2
Billings in excess of costs and earnings
  on uncompleted contracts                                100.7              87.8             99.8
Other current liabilities                                 372.8             346.3            344.3
                                                 ---------------     -------------    -------------
  Current liabilities                                   2,358.2           1,909.5          1,922.3

Long-term debt                                            767.3             630.0            639.6
Postretirement health and other benefits                  167.1             168.8            170.6
Other noncurrent liabilities                              368.0             272.4            270.8
Shareholders' equity                                    1,438.3           1,340.2          1,299.2
                                                 ---------------     -------------    -------------
  Total liabilities and equity                         $5,098.9          $4,320.9         $4,302.5
                                                 ===============     =============    =============





    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share; unaudited)



                                                              For the Three Months      For the Nine Months
                                                                 Ended June 30,           Ended  June 30,
                                                             ---------------------     --------------------
                                                               1996          1995        1996        1995
                                                             --------     --------     --------   ---------
 Net sales                                                   $2,705.6     $2,180.9     $7,332.3    $6,089.0
 Cost of sales                                                2,332.5      1,861.9      6,335.6     5,204.2
                                                             --------     --------     --------   ---------
   Gross profit                                                 373.1        319.0        996.7       884.8

 Selling, general and administrative
   expenses                                                     234.8        197.9        661.6       587.8
                                                             --------     --------     --------   ---------
   Operating income                                             138.3        121.1        335.1       297.0

 Interest income                                                  2.1          1.7          5.6         5.0
 Interest expense                                               (19.9)       (15.4)       (56.6)      (43.7)
 Miscellaneous - net                                              7.0         (1.8)         8.5        (4.4)
                                                             --------     --------     --------   ---------
   Other income (expense)                                       (10.8)       (15.5)       (42.5)      (43.1)
                                                             --------     --------     --------   ---------

 Income before income taxes and minority interests              127.5        105.6        292.6       253.9
 Provision for income taxes                                      52.2         44.4        119.9       106.6
 Minority interests in net earnings of subsidiaries               6.0          5.9         20.0        18.5
                                                             --------     --------     --------   ---------
 Net income                                                     $69.3        $55.3       $152.7      $128.8
                                                             ========     ========     ========   =========
 Earnings available for common shareholders                     $66.9        $52.9       $145.6      $121.7
                                                             ========     ========     ========   =========

 Earnings per share
   Primary                                                      $1.60        $1.28        $3.49       $2.96
                                                             ========     ========     ========   =========
   Fully diluted                                                $1.51        $1.21        $3.31       $2.81
                                                             ========     ========     ========   =========





    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (in millions, unaudited)

                                                            For the Nine Months
                                                              Ended June 30,
                                                     -------------------------------
                                                        1996                1995
                                                     ------------       -------------
OPERATING ACTIVITIES
Net income                                                $152.7             $128.8
Adjustments to records net income to cash
  provided by operating activities
   Depreciation                                            226.4              198.4
   Amoritization of intangibles                             26.9               26.2
   Equity in earnings of partially-
    owned affiliates                                        (9.4)              (2.6)
   Noncurrent deferred income taxes                        (10.8)              (8.3)
   Other                                                    17.3              (10.7)
Changes in working capital, excluding
  acquisition of businesses
   Accounts receivable                                    (231.5)            (223.2)
   inventories                                             (57.0)             (40.8)
   Other current assets                                    (31.1)              13.3
   Accounts payable and accrued liabilities                200.2              111.6
   Accrued income taxes                                     39.1               14.7
   Billings in excess of costs and earnings
    on uncompleted contracts                                13.8               22.6
                                                     ------------       -------------
     Cash provided by operating activities                 336.6              230.0
                                                     ------------       -------------

INVESTING ACTIVITIES
Capital expenditures                                      (260.9)            (339.0)
Sale of properly, plant and equipment                       15.9               12.0
Acquisition of business                                   (119.2)             (30.6)
Change in long-term investments-net                        (21.6)               3.3
Other                                                        0.7                0.1
                                                     ------------       -------------
      Cash provided by financing activities               (385.1)            (354.2)
                                                     ------------       -------------

FINANCING ACTIVITIES
Increase in short-term debt                                 99.2              134.3
Issuance of long-term debt                                 152.2              219.0
Repayment of long-term debt                                (79.5)            (203.0)
Payment of cash dividends                                  (60.1)             (57.5)
other                                                       (2.8)              10.4
                                                     ------------       -------------
      Cash provided by financing activities                109.0              103.2
                                                     ------------       -------------

Increase (decrease) in cash and cash equivalents           $60.5             ($21.0)
                                                     ============       =============





   The accompanying notes are an integral part of the finanial statments.

JOHNSON CONTROLS, INC.

FORM 10-Q, June 30, 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Financial Statements

         In the opinion of the company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the company's Annual Report to Shareholders for the year ended September 30, 1995. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the company's 1996 fiscal year because of seasonal and other factors.

2.       Cash Flow

         For purposes of the Consolidated Statement of Cash Flows, the company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Income taxes paid during the nine months ended June 30, 1996 and 1995 (net of income tax refunds) totalled approximately $44 million and $88 million, respectively. The decrease relates to the application of fiscal 1995 overpayments to fiscal 1996 estimated tax payments. Total interest paid on both long-term and short-term debt was $55 million and $44 million in the nine months ended June 30, 1996 and 1995, respectively.

3.       Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

Inventories consist of the following:

                                                            June 30,
                                                     1996             1995
                                                   --------         --------
Raw materials and supplies                         $ 171.1          $ 127.8
Work-in-process                                      132.8            113.2
Finished goods                                       178.1            160.5
                                                   -------          -------
   FIFO inventories                                  482.0            401.5
LIFO reserve                                          52.2             42.1
                                                   -------          -------
   LIFO inventories                                $ 429.8          $ 359.4
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

JOHNSON CONTROLS, INC.

FORM 10-Q, June 30, 1996


5.       Earnings Per Share

         Primary earnings per share are computed by dividing net income, after deducting dividend requirements on the company's Series D Convertible Preferred Stock, by the weighted average number of common shares and common stock equivalents which would arise from the exercise of stock options. Fully diluted earnings are computed by deducting from net income the after-tax compensation expense which would arise from the assumed conversion of the Series D Convertible Preferred Stock, which was $1.4 million for the three months ended June 30, 1996 and 1995 and $4.2 million and $4.3 million for the nine months ended June 30, 1996 and 1995, respectively. Fully diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of the stock options.

         The weighted average number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                       Three Months Ended     Nine Months Ended
                                            June 30,                June 30,
                                         1996      1995         1996     1995
                                       --------   -------      -------  -------
                                         (in millions)            (in millions)
              Primary                    41.9       41.2         41.8     41.1
              Fully diluted              45.0       44.4         44.8     44.4

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

         In June, 1996, the company modified the swap agreement such that it will pay a floating rate, indexed to the level of the six month Deutschemark LIBOR rate, in FRF.

JOHNSON CONTROLS, INC.

FORM 10-Q, June 30, 1996


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

9.       Subsequent Events

         On July 18, 1996, the company announced that it will acquire Prince Automotive, a privately held automotive interiors supplier based in Holland, Michigan, for $1.35 billion. Prince is a major supplier of interior systems and components including overhead systems and consoles, door panels, floor consoles, visors and armrests. The acquisition, subject to regulatory approvals, is expected to be completed by October 1, 1996 and will be accounted for as a purchase.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED June 30, 1996 AND June 30, 1995

         Consolidated net sales rose 24% over the comparable prior year quarter to $2,706 million. Double digit sales growth was achieved in three of the four business segments, with automotive seating the primary contributor to the overall increase. North American seating sales grew at a rate substantially higher than industry vehicle production levels of about 3%, due to the company's participation with new and successful vehicle programs, including Ford's F-Series truck and Explorer and Chrysler's Jeep Cherokee. Automotive seating sales in Europe increased significantly, benefiting from the consolidation of Roth, for which a majority interest was purchased in December, 1995, and the impact of new business, primarily with Ford.

         The controls segment's sales of facility services and control systems were higher than the prior year quarter due to increased activity in the worldwide existing commercial buildings market. Commercial integrated facilities management sales were higher worldwide. Retrofit activity in both North America and Europe and strong construction sales, primarily in the Pacific Rim, were also higher than the prior year quarter. Orders from the commercial market during the quarter increased over the comparable prior year period primarily on the strength of worldwide bookings in the new construction and retrofit markets.

JOHNSON CONTROLS, INC.

FORM 10-Q, June 30, 1996


         Plastics segment sales for the third quarter of fiscal 1996 were lower than the comparable prior year quarter. Shipment increases in single-serve soft drink containers and non-soft drink (primarily water) units were more than offset by a decrease in two-liter container sales and competitive pricing pressures. The pass-through of lower resin prices also contributed to the decline in sales. Plastics machinery sales were higher than the year ago period.

         The battery segment experienced strong sales growth for the quarter as a result of an increase in shipments to existing customers reflective of their market share growth. Higher lead costs, passed through to customers in pricing, also contributed to the sales increase.

         Consolidated operating income for the third quarter of fiscal 1996 of $138 million represents a 14% improvement over the prior year. Growth in the automotive segment's income accounted for the majority of the overall improvement. Operating income in the automotive segment grew as a result of the increased volumes. Start-up costs associated with the South American and Far East markets were higher than the year ago period.

         Operating income for the controls segment improved at a rate slightly less than sales as operating margins associated with the segment's rapidly growing integrated facility management business are lower than those of the systems installation and service businesses.

         The plastics segment experienced significantly lower operating profits in the quarter reflective of the decline in unit sales, coupled with the costs associated with excess manufacturing capacity. Capacity utilization rates are expected to improve in the last fiscal quarter as seasonal demand increases for bottled water, juice and isotonic drinks materialize as anticipated.

         The battery segment's operating income grew at a higher rate than sales as a result of the growth in unit shipments and continued success in reducing costs.

         Other expense was $11 million for the third quarter of fiscal 1996 compared to $16 million for the prior year. Several factors impacted this overall reduction. The company recorded income during the quarter (versus expense in the prior year quarter) associated with the impact of the change in the company's stock price on stock appreciation rights and deferred compensation plans. Partially offsetting this was an increase in interest expense of approximately $5 million due primarily to the financing associated with the Roth acquisition and the debt assumed with the purchase of Roth.

         The effective income tax rate was approximately 41% for the three month period ended June 30, 1996. This compares with 42% for the year-ago period. The 1% decrease in the estimated annual effective rate reflects continued improvement in the company's European operations.

JOHNSON CONTROLS, INC.

FORM 10-Q, June 30, 1996


         The company's third quarter net income was $69 million, an increase of 25% from the prior year quarter. Earnings available for common shareholders of $67 million was 26% higher than the prior year quarter. These increases were primarily due to the improvement in operating income. Primary and fully diluted earnings per share were $1.60 and $1.51, respectively, for the third quarter of fiscal 1996, up from $1.28 and $1.21 for primary and fully diluted earnings per share in fiscal 1995.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED June 30, 1996 AND June 30, 1995

         Sales for the nine months ended June 30, 1996 totalled $7,332 million, an increase of 20% from the year ago period. A large portion of the increase resulted from a higher level of activity in the automotive seating segment. Automotive seating sales during the first three quarters of fiscal 1996 were substantially higher than the year ago period as a result of the company's participation with new and successful vehicle programs in both North America and Europe, and the consolidation of Roth.

         Controls segment sales of facility services and control systems increased over the comparable prior year period due to higher sales to the worldwide existing commercial buildings market. Most of the revenue growth was associated with integrated facility management service contracts, performance contracting, and new construction in Europe and the Pacific Rim.

         Plastics segment sales decreased slightly from the prior year as higher unit shipments of single-serve soft drink containers and other custom units, primarily water, were more than offset by a decline in two-liter soft drink container shipments and competitive pricing pressures. Plastics machinery sales were higher than the year ago period.

         Sales for the first nine months of fiscal 1996 in the battery segment were higher than the comparable prior year period. The increase results from the growth in unit shipments to both replacement and original equipment customers. The colder winter weather and increased market penetration by the segment's customers were key contributors to the increase in replacement battery demand.

         Consolidated operating income for the nine months ended June 30, 1996 rose 13% to $335 million. The automotive segment's operating income was higher than the year ago period. The operating income increase was comparable to the growth in sales as North American and European margin improvements associated with established vehicle program efficiencies were offset by start-up costs in the segment's South American and Far East markets and losses associated with the March, 1996 General Motors strike.

         Operating income for the controls segment improved as a result of the increased activity in the worldwide existing commercial buildings market. The increase was not as great as the sales improvement as operating margins associated with the segment's rapidly growing integrated facility management business are lower than those of the systems installation and service businesses.

JOHNSON CONTROLS, INC.

FORM 10-Q, June 30, 1996


         Plastics income for the first nine months of fiscal 1996 declined substantially from the prior year, on relatively flat unit volumes, due to excess manufacturing capacity. The excess capacity resulted from capital additions made in the second half of fiscal 1995 in anticipation of higher demand which has not yet materialized.

         The battery segment's operating income grew at a higher rate than sales as unit volume increases were coupled with significant reductions in operating costs.

         Management believes that consolidated sales and operating income for the remainder of fiscal 1996 will exceed prior year levels. Management believes that full year sales for the automotive segment will increase approximately 30%-35% over the prior year as it will continue to benefit from the consolidation of Roth, participation with successful vehicle models, and the launch of seating programs, primarily Ford's F-series truck in North America and Fiesta in Europe. This level of growth is expected despite only a moderate increase in year-over-year forecasted industry vehicle build schedules in both North America and Europe. Sales growth of 10%-15% for the year is expected for the controls segment. The segment has experienced worldwide order increases, primarily in the retrofit and commercial integrated facilities management markets. Management believes full year sales for the plastics segment will be flat compared to the prior year as increases in single-serve soft drink and non-soft drink demand, primarily for water and hot-fill units, will only offset the decline in 2-liter soft drink demand and competitive pricing pressures. The battery segment expects sales to be 10%-15% higher than fiscal 1995 resulting from an increase in shipments to existing customers reflective of our customers' increased market penetration.

         Other expense was approximately level with the prior year at $43 million, however, there were several noteworthy fluctuations. Interest expense increased $13 million due primarily to the financing associated with the Roth acquisition and the debt assumed with the purchase of Roth. Offsetting this was the recording of income during the first nine months of the fiscal year (versus expense in the comparable prior year period) associated with the impact of the change in the company's stock price on stock appreciation rights and deferred compensation plans. In addition, the company recorded approximately $7 million more in equity income as compared to the prior year which reflected losses associated with the Mexican peso devaluation.

         The effective income tax rate was 41% for the nine-month period ended June 30, 1996. This compares to 42% for the year ago period. The decrease is attributed to improved earnings in the company's European operations.

         Net income for the first nine months of fiscal 1996 increased 19% to $153 million from $129 million for the same period in fiscal 1995. Earnings available to common shareholders of $146 million exceeded the prior year period by $24 million or 20%. Primary and fully diluted earnings per share were $3.49 and $3.31, respectively, for the first nine months of fiscal 1996, up from $2.96 and $2.81 in fiscal 1995.

JOHNSON CONTROLS, INC.

FORM 10-Q, June 30, 1996


COMPARISON OF FINANCIAL CONDITION

Cash Flow

         Cash provided by operating activities during the nine months ended June 30, 1996 of $337 million was $107 million higher than the comparable prior year period, largely due to higher net income adjusted for depreciation/amortization and other operating items.

Working Capital

         The company's working capital totalled $286 million at June 30, 1996, compared with $154 million and $130 million at September 30, 1995 and June 30, 1995, respectively. The increase in working capital over the comparable prior year amounts is a result of the increases in accounts receivable and inventories partially offset by higher levels of accounts payable and short-term debt. Fluctuations in working capital items reflect the acquisition of Roth and the higher volumes. Short-term debt increased to fund operating activities and capital spending.

Capital Expenditures and Other Investments

         Capital expenditures for property, plant and equipment were approximately $261 million during the first nine months of fiscal 1996, down from $339 million for fiscal 1995. Management projects capital spending for the full year to approximate $350-$375 million compared to $451 million for fiscal 1995. Approximately half of the spending has been, and will continue to be, focused on the automotive segment, and is related to the expansion of automotive facilities and product lines. In addition, cost reduction projects continue in all business segments.

         Goodwill of $587 million at June 30, 1996 was $68 million higher than at September 30, 1995 primarily due to the acquisition of Roth at the end of the company's first fiscal quarter.

         Investments in partially-owned affiliates increased $52 million from the September 30, 1995 balance. First quarter increases related to the recording of the affiliate investments held by Roth and the initial investment in a battery segment joint venture in China. During the third quarter, an investment to establish Intertec Systems was made. Intertec Systems is a joint venture between the company and Inoac Corporation which will produce instrument panels and other interior components for major automakers. The company has recorded $9 million of equity income during the first nine months of fiscal 1996.

JOHNSON CONTROLS, INC.

FORM 10-Q, June 30, 1996


Capitalization

         The company's total capitalization at June 30, 1996, September 30, 1995 and June 30, 1995 was $2,474 million, $2,168 million and $2,178 million,
respectively.   The company's capitalization at June 30, 1996 included
short-term debt of $269 million, long-term debt of $767 million and shareholders' equity of $1,438 million. Total debt as a percentage of total capitalization increased to 42% from 38% at the 1995 fiscal year-end and 40% one year ago. However, it is below the 43% and 44% at the end of the second and first fiscal quarters, respectively.

         Short-term debt increased from both a year ago and September 30, as previously discussed. Long-term debt reflects the issuance of $125 million, 6.95%, 50-year debentures used to finance the acquisition of Roth.

         The company believes its capital resources and liquidity position at June 30, 1996 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1996 will continue to be funded from operations, supplemented by short-term borrowings to meet peak seasonal needs.

Backlog

         The unearned backlog of commercial building systems, services and integrated facilities management contracts to be executed within the next year at June 30, 1996 was $1,247 million. This compares to $1,122 million at September 30, 1995 and $1,130 million a year ago. The higher backlog reflects increased worldwide integrated facilities management and performance contracting activity.

         The unearned backlog of government facilities management contracts, which reflects only the noncancellable portion of uncompleted contracts, was $299 million at June 30, 1996. This was lower than the September 30, 1995 balance of $442 million, but slightly higher than the comparable prior year period of $285 million. The decrease from year end is primarily a result of the timing of contract renewals.

Pending Acquisition

         On July 18, 1996, the company announced that it will acquire Prince Automotive, a privately held automotive interiors supplier based in Holland, Michigan, for $1.35 billion. Prince, which is expected to have 1996 sales of approximately $850 million, is a major supplier of interior systems and components including overhead systems and consoles, door panels, floor consoles, visors and armrests. The acquisition, subject to regulatory approvals, is expected to be completed by October 1, 1996 and will be accounted for as a purchase. Financing for the acquisition will initially be with short-term debt; permanent financing alternatives are currently under consideration.

JOHNSON CONTROLS, INC.

FORM 10-Q, June 30, 1996


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

         In the Greenfield, Ohio matter, the company entered into a settlement agreement with the State of Ohio Environmental Protection Agency resolving the December 8, 1994 notice of violation alleging non-compliance with state laws governing air permits and emissions at the company's Greenfield, Ohio facility. State of Ohio, ex. rel. v. Johnson Controls, Inc., Case No. 96 CV 118 (In the Court of Common Pleas Highland County, Ohio), filed July 15, 1996. In the Consent Order also dated July 15, 1996, the company agreed to pay the state a civil penalty in the amount of $325,000 plus $3,500 in legal fees. The company will pay this amount in three installments, the final one payable on or before December 2, 1996. The company settled to avoid costs of potential litigation, and the company did not admit to any wrongdoing. Upon payment of the above described amounts, the company anticipates no further liability associated with this matter.

         In the company's appeal of its lawsuit against its insurers to recover cleanup costs and other damages it may incur at Superfund sites, Johnson Controls, Inc. v. Employers Insurance of Wausau (Case No. 89-CV-016174), filed in 1989 in Milwaukee (WI) County Circuit Court, the State of Wisconsin Supreme Court recently stayed the case pending its decision on similar cases also pending before the court.


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

                 27       Financial Data Schedule (electronic filing only)

         (b) There were no reports on Form 8-K filed during the three months ended June 30, 1996.

JOHNSON CONTROLS, INC.

FORM 10-Q, June 30, 1996




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JOHNSON CONTROLS, INC.



Date:  August 9, 1996                      By:  Stephen A. Roell
                                                Vice President and
                                                Chief Financial Officer