Form 10-K
period 1996-09-30
JOHNSON CONTROLS INC
filed 1996-12-16
CIK 53669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                       OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

                                                           AGGREGATE MARKET VALUE     NUMBER OF SHARES
                                                          OF NONAFFILIATES' SHARES     OUTSTANDING AT
                  TITLE OF EACH CLASS                      AS OF DECEMBER 2, 1996     DECEMBER 2, 1996
--------------------------------------------------------  -------------------------   -----------------
Common Stock, $.16 2/3 par value........................       $ 3,191,868,603            41,520,242
Series D Convertible Preferred Stock, $1.00 par value,
  $512,000 liquidation value............................       $   230,924,505              300.3896

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate by reference portions of the Annual Report to shareholders for the year ended September 30, 1996.

     Part III incorporates by reference portions of the Proxy Statement dated December 13, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            JOHNSON CONTROLS, INC.
                            ----------------------

                     Index to Annual Report on Form 10-K

                        Year Ended September 30, 1996

                                   PART I.
                                                                  Page
                                                                  ----
       ITEM  1.     BUSINESS.....................................    3

       ITEM  2.     PROPERTIES...................................   13

       ITEM  3.     LEGAL PROCEEDINGS............................   16

       ITEM  4.     SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS........................   18

                    EXECUTIVE OFFICERS OF THE REGISTRANT.........   18

                                         PART II.

       ITEM  5.     MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED STOCKHOLDER MATTERS............   20

       ITEM  6.     SELECTED FINANCIAL DATA......................   20

       ITEM  7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS.................................   20

       ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..   30

       ITEM  9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE.................................   30

                                        PART III.

       ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS.............   30

       ITEM 11.     EXECUTIVE COMPENSATION.......................   30

       ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT......................   30

       ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS...............................   30

                                         PART IV.

       ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                      AND REPORTS ON FORM 8-K....................   31

                    INDEX TO EXHIBITS............................  40-43

PART I

ITEM 1    BUSINESS


General Development of Business

     Johnson Controls, Inc. is a Wisconsin corporation organized in 1885. Its principal office is located at 5757 N. Green Bay Avenue, Milwaukee, Wisconsin 53201-0591 (Telephone: 414-228-1200). From 1885 through 1978 the company's operations were predominantly in the controls business (see discussion under Products and Services below). Through subsequent business acquisitions the company's operations have been expanded to include three additional business segments: battery, automotive and plastics, and its controls segment's integrated facility management business.

     In 1978 the company acquired Globe-Union, Inc. and thereby became a leading domestic manufacturer of automotive batteries for the United States replacement and original equipment markets.

     In 1985 the company acquired Hoover Universal, Inc., a manufacturer of automotive seating and seating components, plastic containers and plastics blowmolding machinery. As a result of the acquisition, the company became the leading independent producer of automotive seating systems and plastic beverage bottles.

     In 1989 the company acquired Pan Am World Services, Inc. (name subsequently changed to Johnson Controls World Services Inc., "World Services"), a leading provider of integrated facility management for military bases, space centers and other government facilities worldwide. This acquisition served as the foundation for the controls segment's entry into the integrated facility management business which has subsequently been extended to provide integrated facility management to the non-residential buildings market worldwide.

     On October 1, 1996, the company completed the acquisition of Prince Holding Corporation (Prince), a major supplier of automotive interior systems and components including overhead systems and consoles, door panels, floor consoles, visors and armrests.

     On December 9, 1996, the company announced it had signed a definitive agreement to sell its plastic container business to Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group). The sale is subject to approval by U.S. and European regulatory authorities.

Financial Information About Business Segments

     Business segment financial information can be found on pages 20 through 30 of this Form 10-K and within the 1996 Annual Report to Shareholders, which is incorporated herein by reference, on page 26 ("Business Segment" table) and on page 41 (Note 12 "Segment Information" of Notes to Consolidated Financial Statements).

Products and Services

   Automotive Segment

        The automotive segment is engaged in the design and manufacture of complete seat systems, seating components and interior trim systems for manufacturers of cars and light trucks (including vans and sport utility vehicles). In addition to its U.S. operations, the segment has operations in the Asia/Pacific Rim, Canada, Europe, Mexico, South America, South Africa and Australia through both wholly-owned and partially-owned businesses. The segment operates 59 wholly-owned and 29 majority-owned manufacturing or assembly facilities and is the largest independent manufacturer of complete seating systems for both the North American and European automotive industries. Worldwide, the segment is among the top 20 automotive suppliers, with complete seat sales to eight of the top ten automobile companies in the world, and component sales to all of the top ten.

        The segment has 41 wholly or majority-owned assembly plants that supply automotive manufacturers with complete seats on a "just-in-time" basis. All foam and metal seating components, covers and seat mechanisms are shipped to these plants from the segment's production facilities or outside suppliers. The seats are then assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Sales of complete seats account for approximately 75% of total segment sales.

        Other manufactured products for the original equipment market, including seat frames, tracks, mechanisms, covers, foam cushions, headliners, door trim panels and interior trim systems account for the remaining 25% of segment sales.

        During 1996, the company acquired a majority interest in Roth Freres S.A. which supplies headliners and other interior components, and formed Intertec Systems, a joint venture with Inoac Corporation which supplies instrument panels. As a result of these investments, and the acquisition of Prince effective October 1, 1996, the company believes it is positioned to be able to supply complete interior systems for automakers if this need emerges in the future.

Controls Segment

        Overall, approximately 40% of the controls segment's sales are derived from the installation and service of control systems to the existing worldwide commercial building market, 40% from integrated facility management, while the remaining 20% originates from new construction.

        The controls segment is a major worldwide supplier of control systems, services and products providing energy management, temperature and ventilation control, security and fire safety for nonresidential buildings. Building control systems are sold, installed and serviced, and mechanical equipment is serviced, primarily by employee sales engineers, application engineers and mechanics working out of branch offices located in approximately 260 principal cities throughout the world. The segment manufactures a broad line of electric and electronic products for sale to original equipment manufacturers, wholesalers and distributors of air-conditioning, refrigeration, commercial and residential heating, water-pumping and gas-burning equipment. Control system products are manufactured in five domestic and five foreign facilities.

        The segment is also a leading supplier of integrated facility management for commercial buildings worldwide, as well as for government facilities. Commercial facility management ensures the reliability of a building's mechanical systems and energy supply, as well as provides a wide range of on-site building support such as maintenance, security, food services, etc. Government facility management services are provided for military bases, space centers and other government facilities.

   Plastics Segment

        The plastics segment is one of the world's largest producers of polyethylene terephthalate (PET) plastic containers. Products include plastic soft drink bottles and plastic containers for other beverages (isotonic sports drink, water, liquor and juice), food, household and personal care items. High-heat technology, which provides the ability to manufacture PET containers that can be filled at 185 degrees Fahrenheit, has expanded the segment's ability to serve the food, sports drink and juice industries. Plastic preforms and bottles are molded at 15 domestic plants and are sold to bottle customers. In addition, the segment produces plastic preforms in North America, Latin America and Europe, which are blowmolded into bottles by customers in their own facilities. The segment entered the European plastic container market in fiscal 1989 by acquiring a Belgian manufacturer. Through subsequent investments, the segment has expanded its container operations to the Czech Republic, France, Hungary, Italy, Mexico and the United Kingdom.


        The plastics segment is also the largest U.S. manufacturer of blowmolding machinery for a variety of plastic resins other than PET, and possesses the broadest range of blowmolding machinery technology. Machinery is designed and manufactured for five principal plastics processing systems: reciprocating extrusion blowmolding, continuous extrusion blowmolding, injection blowmolding, accumulator head blowmolding and structural foam. Molds for use in blowmolding and injection molding machinery are also produced. Blowmolding machinery is manufactured for North American, European and other markets through operations in the Czech Republic, Germany, Italy and the United States and, via a joint manufacturing agreement, in Brazil.

        As previously noted, on December 9, 1996, the company announced it had signed a definitive agreement to sell its plastic container business to Schmalbach-Lubeca.

   Battery Segment

        The battery segment is a leading manufacturer of lead-acid automotive batteries for the North American replacement and original equipment markets. Automotive batteries, which account for over 90% of the segment's sales, are sold primarily under private label to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. Manufacturing of batteries and plastic battery containers is conducted at 11 plants in the U.S., one plant in Mexico and, via a partially-owned affiliate, at a plant in China.

        The battery segment also produces and markets lead-acid batteries for use in a variety of industrial and consumer applications. The most important are those based on gelled electrolyte technology and absorbent glass mat (AGM) technology. The gelled electrolyte batteries are portable, maintenance-free, rechargeable units used in various applications including cable/telecommunication and deep cycling applications. The AGM batteries are sealed, maintenance free, rechargeable units used mainly in uninterruptible power supply (UPS) systems for computers, telecommunications, cable TV and other applications where a UPS system is required.

Major Customers and Competition

        All three of the company's business segments have sales to the automotive industry. Each of four major automotive vehicle manufacturers accounted for between approximately 5% and 12% of the company's net sales in each of the fiscal years 1996, 1995 and 1994. Ford Motor Corporation accounted for 12% of the company's net sales in fiscal 1996, 7% in 1995 and 8% in 1994. Chrysler Corporation accounted for 9%, 11% and 9% in 1996, 1995 and 1994, respectively. General Motors Corporation accounted for 8%, 10% and 8% in 1996, 1995 and 1994, respectively.

   Automotive Segment

        As a supplier to the automotive original equipment market, the segment faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers which themselves produce or have the capability to produce many of the products supplied by the segment. Competition is based on quality, price and just-in-time manufacturing and delivery. Design, engineering and product planning are increasingly important factors. The segment competes in North America with two independent suppliers of complete seats, two independent suppliers of foam seating components and six independent manufacturers of metal seating components. In Europe, the segment primarily competes with automotive manufacturers and two independent suppliers.

        Roughly 65% of the automotive segment's sales over the last three years were to four major automobile manufacturers. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the segment is affected by general business conditions in this industry (see pages 20 - 26).

   Controls Segment

        The controls segment conducts much of its system installation business and its integrated facility management business through thousands of individual contracts which are either negotiated or awarded on a competitive basis. Key factors in awarding contracts include product and service quality, price, reputation with respect to customer service, design, application engineering capability and construction management expertise. Although differences in corporate organization and product mix make comparisons difficult, management believes that the controls segment's domestic installed systems sales are approximately equal to those of its next largest competitor. The integrated facility management services market is highly fragmented, with no one company being dominant.

        Sales of the segment's U.S. Federal Government facility management services are largely dependent upon numerous individual contracts with various departments and agencies of the U.S. Federal Government. Although the loss of any individual contract with the U.S. Federal Government would not have a materially adverse effect on the company, it should be noted that approximately 50% of the company's government contracts are up for re-bid in fiscal 1997. Efforts by the U.S. Federal Government to reduce spending have narrowed the scope of the segment's activities at certain sites; however, increased U.S. Federal Government outsourcing of facility management services along with increased expenditures for energy efficiency programs resulting from increased Congressional funding and Presidential executive orders, have created additional opportunities.

   Plastics Segment

        The plastic container business competes principally with five domestic and two European independent suppliers. The segment competes worldwide with approximately four domestic and five foreign companies in the blowmolding machinery business. Quality, price and service are all key competitive determinants to all of the segments operations.

        Plastics segment sales are not dependent upon a single customer, or a limited number of customers.

   Battery Segment

        Approximately 80% of the battery segment's total sales are to the automotive replacement market, with the remaining 20% to the original equipment market. The segment is the principal supplier of automotive batteries to Interstate Battery System of America ("Interstate") and AutoZone, and is a major supplier of automotive batteries to Wal-Mart and Western Auto. Each of these customers sell replacement batteries under their own brand labels. Original equipment and replacement batteries are sold to a number of large manufacturers of motor vehicles and heavy construction equipment. Replacement batteries are also sold to battery distributors for resale to retail outlets.

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

     Information concerning contracts in progress for the controls segment is as follows:


                                                     September 30,
                                                   ----------------
                                                    1996     1995
                                                   -------  -------
                                                     (in millions)
             Backlog of uncompleted building
               systems and services contracts      $1,970   $1,872
             Earned revenues on uncompleted
               building systems and services
               contracts                            1,224    1,135
                                                   -------  -------

             Unearned backlog of building systems
               and services contracts                 746      737

             Unearned backlog of government
               integrated facility management
               contracts                              424      442

             Unearned backlog of commercial
               integrated facility management
               contracts                              422      385
                                                   -------  -------

             Total unearned backlog of contracts   $1,592   $1,564
                                                   =======  =======



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

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

     The company's domestic operations are governed by a variety of laws intended to protect the environment, principally the Resource Conservation and Recovery Act, the Comprehensive Environmental

Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act and the state counterparts of these laws (collectively, "Environmental Laws"), and by laws addressing workers' safety administered by both the Occupational Safety and Health Administration and similar state agencies and federal and state laws regulating health (collectively "Worker Safety Laws"). The Environmental Laws implemented by the United States Environmental Protection Agency and state agencies govern the generation and management of hazardous and toxic materials, the discharge of pollutants into the air and into surface and underground waters, the construction of new discharge sources, and environmental reporting and record keeping, among other things. These laws govern ongoing operations, require remediation of sites associated with past operations, and provide for civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance or cleanup.

     The company's policy is to comply with applicable Environmental Laws and Worker Safety Laws, and the company maintains procedures designed to foster and ensure compliance. The company has expended substantial resources, both financial and managerial, to ensure compliance with Environmental Laws and Worker Safety Laws. Certain of the company's businesses are and have been engaged in the handling or use of substances or compounds that may be considered toxic or hazardous within the meaning of the Environmental Laws and Worker Safety Laws. While this creates the risk of environmental liability rising out of the company's operations and products, the company is committed to protect the environment and comply with all such applicable laws utilizing available technology.

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

Environmental Capital Expenditures

     The company's ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures, however, expenditures in 1996 related solely to environmental compliance were not material. It is management's opinion that the amount of any future capital expenditures would not have a materially adverse effect on the company's financial results or competitive position in any one year.

Employees

     As of September 30, 1996, the company employed approximately
65,800 employees, of whom 45,300 were hourly and 20,500 were salaried.

Seasonal Factors

     The business of the controls segment is executed on a relatively continuous basis. However, with the growing emphasis on performance contracting, especially within schools, the relative weight of the fourth fiscal quarter to overall revenues and earnings, is increasing.

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

     The plastics segment is experiencing increasing seasonality due to the peak demand for beverage containers in the summer period.

International Operations

     The automotive segment has wholly and majority-owned manufacturing facilities located outside the U.S., including plants in Argentina, Australia, Austria, Belgium, Brazil, Canada, Czech Republic, France, Germany, Mexico, The Netherlands, Portugal, South Africa, Spain and the United Kingdom. These facilities produce complete seats, metal seating components, metal frames, seat covers, foam seating components or headliners, depending on the location. The segment also has several partially-owned operations in the Asia/Pacific Rim, Europe and Mexico which manufacture either complete seats, headliners and/or seating components.

     Through a number of foreign subsidiaries and branches, the controls segment operates fully-staffed sales offices, offering engineering, installation and service capabilities (the counterpart to the domestic controls operations), and, in many cases, integrated facilities management services. Offices are located in Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Italy, Malaysia, Mexico, The Netherlands, Norway, Poland, Saudi Arabia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom. In addition, controls segment products are marketed through distributors represented in approximately 40 countries. Products are manufactured in plants located in China, Germany, Italy, Mexico and The Netherlands, with the remainder of the product line supplied from the U.S. The controls segment also has joint venture operations in the U.S., Brazil, China, Hong Kong, Italy, Japan, Kuwait, Malaysia, Singapore, Switzerland and Thailand.

     The battery segment has a manufacturing operation in Mexico and a partially-owned affiliate in China which produce batteries. Licensing and joint venture arrangements are also in effect with certain foreign manufacturers of batteries and automotive parts.

     The plastics segment operates two Italian manufacturers of continuous extrusion blowmolding machinery and parts and another machinery manufacturer located in Germany and the Czech Republic. Products from the machinery companies are marketed in the U.S. by the plastics segment's sales force. The segment also operates one Belgian, one French and one Italian manufacturer of plastic containers and one Welsh manufacturer which supplies plastic preforms to soft drink bottlers in the United Kingdom. The segment has expanded its PET preform operations into Hungary and Spain.

     The financial results of all foreign operations are subject to currency exchange rate fluctuations. Gains and losses from the translation of most foreign currency financial statements are accumulated as a separate component of shareholders' equity. Net foreign currency transaction losses included in miscellaneous expense were not significant in 1996, 1995 or 1994.

Financial Information About Geographic Areas

     Note 12 "Segment Information" of Notes to Consolidated Financial Statements on page 41 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Research and Development Expenditures

     Expenditures for research activities relating to product development and improvement are charged against income as incurred. Such expenditures amounted to $165 million in 1996, $137 million in 1995 and $124 million in 1994. In addition, the company expended $108 million in 1996, $76 million in 1995 and $53 million in 1994 for research activities sponsored by customers.

ITEM 2 PROPERTIES

     The company has numerous wholly or majority-owned manufacturing facilities located in the U.S. Plants are also located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Czech Republic, France, Germany, Hungary, Italy, Mexico, The Netherlands, Portugal, South Africa, Spain and the United Kingdom.

     The company considers its facilities to be suitable and adequate. The majority of all of the company's facilities are operating at normal levels based on capacity.

     The principal manufacturing, administrative, and research and development facilities listed on the following pages by industry segment and location aggregate approximately 22 million square feet of floor space and are owned by the company except as noted. In addition, approximately 260 controls segment branch offices in major cities throughout the world are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.

                                  AUTOMOTIVE
--------------------------------------------------------------------------------

Alabama               Cottondale (1)    Argentina        Escobar
                      Tuscaloosa        Australia        Adelade
California            Livermore                          Thomastown
                      Modesto           Austria          Mandling
                      Stockton (1)      Belgium          Anderlecht (1)
Georgia               John's Creek (1)                   Geel
Illinois              Sycamore                           Vilvoore
Indiana               Greencastle (1)   Brazil           Sao Bernardo
                      Ossian            Canada           Missisauga
Kentucky              Bardstown                          Orangeville
                      Cadiz                              Saint Mary's
                      Georgetown (1)                     Stratford
                      Glasgow                            Tillsonburg
                      Harrodsburg       Czech Republic   Ceska Lipa
                      Maysville                          Mlada Boleslav
                      Nicholasville                      Roudnice (1)
                      Shelbyville (1)                    Straz Pod Ralskem
Louisiana             Shreveport (1)    France           Melamare
Maryland              Belcamp (2)                        Stasbourg (2)
                      North East (1)                     Rosny (1)
Michigan              Ann Arbor         Germany          Betriebsgelande
                      Lapeer                             Bochum (1)
                      Livonia (1)                        Burscheid
                      Mt. Clemens (1)                    Espelkamp
                      Plymouth (2)                       Lahnwerk
                      Taylor (1)                         Opladen (1)
Missouri              Jefferson City                     Radesomweld (1)
                      Kansas City (1)                    Schwalbach (1)
New Jersey            Dayton (1)                         Waghausel
Ohio                  Greenfield                         Zwickau
                      Oberlin (1)       Mexico           Juarez (2)
                      Strongsville (1)                   Tlaxcala (2)
Pennsylvania          Erie (1)          The Netherlands  Sitar
Tennessee             Athens            Portugal         Nelas
                      Lexington  (2)                     Portalegre
                      Lewisburg (2)     South Africa     Pretoria (1)
                      Linden                             Uitenhaige (1)
                      Murfreesboro (2)  Spain            Alagon
                      Pulaski                            Barcelona
Texas                 El Paso (1)                        Valencia
Virginia              Chesapeake                         Zaragoza
                                        United Kingdom   Birmingham (1)
                                                         Chelmsford (1)
                                                         Dagenham (1)
                                                         Mansfield
                                                         Silloth
                                                         Speke (2)
                                                         Staffordshire
                                                         Wednesbury


(1) Leased
(2) Both owned and leased facilities

             CONTROLS                                 PLASTICS
-----------------------------------  -------------------------------------------

Florida          Cape Canaveral (2)  California            Milpitas (1)
Georgia          Atlanta                                   Rancho Cucamonga (1)
Indiana          Goshen              Colorado              Denver
Oklahoma         Poteau              Delaware              New Castle
Wisconsin        Milwaukee           Florida               Orlando
                 Watertown           Georgia               Atlanta
Germany          Essen (1)           Illinois              Itasca (1)
Italy            Lomagna             Indiana               Franklin
Mexico           Juarez              Kansas                Lenexa (1)
                 Reynosa             Kentucky              Nicholasville
The Netherlands  Leeuwarden          Michigan              Manchester (2)
United Kingdom   Bournemouth (1)                           Novi (1)
                 Waterlooville (1)                         Williamston (1)
                                     New Hampshire         Merrimack (1)
                                     New Jersey            Pine Brook (1)
                                                           Somerville (1)
              BATTERY                Pennsylvania          Erie
-----------------------------------  South Carolina        Columbia (1)
California       Fullerton           Texas                 Ft. Worth (1)
Delaware         Middletown          Washington            Tacoma (1)
Florida          Tampa               Belgium               Brecht (1)
Illinois         Geneva              Czech Republic        Prague (1)
Kentucky         Florence (1)        France                Beaune (1)
Missouri         St. Joseph (1)      Germany               Berlin (1)
North Carolina   Winston-Salem       Hungary               Budapest (1)
Ohio             Toledo              Italy                 Ascoli
Oregon           Canby (Portland)                          Bologna (1)
South Carolina   Oconee                                    Florence
Wisconsin        Milwaukee (2)                             Milan
Mexico           Torreon                                   Modena (1)
                                     Mexico                Mexico City (1)
                                     Spain                 Epila (1)
                                     United Kingdom        Banbury (1)
                                                           Mold, Wales (1)
             CORPORATE
-----------------------------------
Wisconsin        Milwaukee


(1) Leased
(2) Both owned and leased facilities

ITEM 3 LEGAL PROCEEDINGS

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

     The company's policy is to accrue for potential environmental losses for cleanup consistent with generally accepted accounting principles. In that regard, the company accrues for potential environmental losses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental related costs at the end of fiscal year 1996 totalled $32 million. The company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the company are undiscounted and do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at the site. It is difficult to estimate the company's ultimate level of liability for the sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental remediation matters will have a material adverse effect on the company's financial position, results of operations or cash flows.

     Typically, site remediation matters are addressed at the administrative agency level of the government. Occasionally, however, litigation is involved. The most significant of such matters where litigation has been commenced by the government or by private parties and remain pending against the company are as follows:

   Gould, Inc. v. NL Industries, Inc., Case No. CV 91-1091 JE (United States District Court for the District of Oregon), filed December , 1992. Plaintiff is the owner of a site once used for secondary lead smelting. It has sued certain site customers (including the company), the former owner and several owners of adjacent properties seeking an allocation of cleanup costs associated with the site among them. Plaintiff and many of the defendants performed work at the site pursuant to an administrative order issued on January 23, 1992. Approximately $24 million has been expended by the parties at the site. The United States Environmental Protection Agency
   (EPA) is determining what further work may be necessary to complete site remediation and estimates that the cost of such work will range from $10 million to $13 million. The litigation, scheduled for trial in 1997, will determine what portion of the expenses the company may be required to pay.

   United States v. NL Industries, Inc., Case No. 91-CV-00578-WDS (United States District Court for the Southern District of Illinois), filed July 31, 1991. The EPA seeks to enforce an administrative order issued on November 27, 1990 against Johnson Controls and other defendants requiring performance of a cleanup at a secondary smelter facility in Granite City, Illinois. The company, the other defendants and the other parties to the 1990 order have chosen not to perform on the basis that the administrative record of decision underlying that order does not support the remedy the agency is requiring. The complaint alleges that the defendants should pay penalties (up to $25,000 per day and three times the cost of work the government performs) for failing to comply with the order. It also alleges the company should be responsible for past government expenditures. According to the agency, the total cost, both past and future, will probably exceed $55 million. The company is vigorously defending this action.

     The company is also currently involved in litigation against its insurers to recover cleanup costs and other damages for which it may be adjudged responsible at many of the sites. The suit, Johnson Controls, Inc. v. Employers Insurance of Wausau (Case No.

89-CV-016174), was filed in 1989 in Milwaukee County Circuit Court. The suit seeks costs of defense and indemnity payments under the policies and also declaratory judgments for future costs. In 1994, the Wisconsin Supreme Court ruled that many types of cleanup costs are not recoverable under common comprehensive general liability insurance policies, such as those at issue in the company's cases. In 1995, the Milwaukee County Circuit Court decided that the Wisconsin Supreme Court's ruling applies to the company's case against its insurers and found for the insurers. The company has appealed the decision. In the meantime, several cases in which the company is not a party are before the Wisconsin Supreme Court. The results of these cases would impact the company's case, and the company's appeal has been stayed by the Wisconsin Supreme Court pending their outcome.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

     James H. Keyes, 56, was elected Chairman of the Board in January, 1993, and Chief Executive Officer in 1988. He has served as President since 1986. Mr. Keyes joined the company in 1966.

     John M. Barth, 50, was elected an Executive Vice President in 1992, with responsibility for the Automotive Systems Group, the Plastics Technology Group and the Battery Group. Previously, he served as Vice President, Automotive Systems Group, since 1990 and as Vice President, Plastics Technology Group, since 1986. Mr. Barth joined the company in 1969.

     Joseph W. Lewis, 61, was elected an Executive Vice President in 1992 and has served as Vice President, Controls Group, since 1986. Mr. Lewis joined the company in 1958.

     Dr. Steven J. Bomba, 59, was elected Vice President, Corporate Technology in 1990. From 1987 to 1990 he was Vice President, Advanced Manufacturing Technologies, for Rockwell International.

     Susan F. Davis, 43, was elected Vice President, Human Resources, in April 1994. From August 1993, she served as Vice President of Organizational Development for the Automotive Systems Group, the Plastics Technology Group and the Battery Group. Ms. Davis joined the company in 1983.

     Robert C. Dickhaus, 40, was elected Vice President and General Manager of the Controls Group's Integrated Facility Management business in September 1995. Mr. Dickhaus joined the company in 1991.

     Giovanni (John) Fiori, 52, was elected a Corporate Vice President in 1992 and serves as Vice President and General Manager of the automotive seating operations in Europe. Previously, he served as Vice President, Plastics Technology Group. Mr. Fiori joined the company in 1987.

     Michael F. Johnston, 49, was elected a Corporate Vice President in July 1993, and was named Vice President and General Manager, Battery Group, in October 1993. Previously, he served as Vice President and General Manager of the Battery Group's Starting, Lighting and Ignition Division since 1991 and as Vice President and General Manager of the Battery Group's Specialty Battery Division since 1989. Mr. Johnston joined the company in 1989.

     John P. Kennedy, 53, was elected a Corporate Vice President in
1989 and has been Secretary since 1987 and General Counsel since 1984 when he joined the company.

     William P. Killian, 62, was elected Vice President, Corporate Development and Strategy in 1988, and served as Vice President, Corporate Development, from 1985 to 1988. Mr. Killian joined the company in 1977.

     Charles G. McClure, 42, was elected a Corporate Vice President in June, 1993, and serves as Vice President and General Manager of the automotive seating operations in the Americas. Previously he served as Vice President and General Manager of the automotive seating operations in Europe. Mr. McClure joined the company in 1983.

     James H. Pell, 46, was elected Vice President and General Manager of the Plastics Technology Group in June 1995. Prior to his current position, he served as Vice President and General Manager of the Plastic Container Division of the Plastics Technology Group. Mr. Pell joined the company in 1981.

     Stephen A. Roell, 46, was elected Vice President and Chief Financial Officer in 1991. Since 1990 he served as Corporate Controller and Assistant Secretary. He served as Treasurer from 1987 to 1991. Mr. Roell joined the company in 1982.

     Brian J. Stark, 47, was elected Vice President and General Manager of the Controls Group's Systems and Services business in September 1995. Since joining the company in 1971, Mr. Stark has served as a Branch and Regional Manager within the Systems and Services field organization.

     Denise M. Zutz, 45, was elected Vice President, Communication in 1991. She previously served as Director of Corporate Communication and had served in other communication positions since joining the company in 1973.

     Ben C.M. Bastianen, 52, was named Treasurer in 1991, when he joined the company. Between 1984 and 1990 he served as Assistant Treasurer, and then Treasurer, of Borg-Warner Corporation.

     Stacy L. Fox, 43, was elected Assistant Secretary in November, 1996. She joined the company in 1989 and serves as Vice President and Division General Counsel of the Automotive Systems Group.

     Jerome D. Okarma, 44, was elected Assistant Secretary in 1990. He has served as Assistant General Counsel since joining the company in 1989 and as Vice President and General Counsel of the Controls Group and Vice President and General Counsel of the Battery Group since 1993.

     Franklin H. Smith, Jr., 45, was named Controller, with responsibility for the Controls Group, effective October, 1995. Between 1991 and 1995, he served as Corporate Controller, and from 1987 to 1991 he served as Director, Corporate Taxes for the company. Mr. Smith joined the company in 1987.

     Subhash (Sam) Valanju, 54, joined the company in 1996 and is presently the Chief Information Officer. Prior to that time, Mr. Valanju was Director of Information Systems for Rockwell Automotive.

     There are no family relationships, as defined by the instructions to this item, between the above executive officers.

     All officers are elected for terms which expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.

PART II

     The information required by Part II, Items 5, 6 and 8, are incorporated herein by reference to the company's 1996 Annual Report to Shareholders as follows:



ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS - See price range and dividend information on page 23, and
        Note 7 "Shareholders' Equity" on page 37 of Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders.

                                                Number of Record Holders
                 Title of Class                 as of December 2, 1996
                 --------------                 ------------------------
        Common Stock, $.16-2/3 par value                 46,263

ITEM 6 SELECTED FINANCIAL DATA - See "Five Year Summary" on page 44 of the 1996 Annual Report to Shareholders.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL 1996 COMPARED TO FISCAL 1995

SALES

Consolidated net sales for 1996 reached a record $10,009 million, representing a 20% increase over 1995 sales of $8,330 million. Higher sales of automotive seating and seating components was the primary contributor to the overall improvement. Automotive segment sales rose 35% to $5,308 million in 1996, principally due to the company's participation in new and successful vehicle programs worldwide and the acquisition of Roth Freres (Roth) during the year. New vehicle programs launched in 1996 included Ford's F-Series truck in North America and Fiesta in Europe. Some of the more successful vehicle programs in which the company participates include Ford's Explorer, Chrysler's Jeep Cherokee and General Motor's Jimmy/Blazer. In December 1995, the company completed the acquisition of approximately 75% of Roth, a major supplier of seating and interior components to the European automotive industry, which added approximately $500 million to 1996 sales.

Controls segment sales for 1996 were $2,960 million, 13% greater than 1995.
The increase was primarily generated by a higher level of activity in the
existing buildings market.   Worldwide commercial integrated facilities
management sales improved substantially year-over-year. Sales of retrofit control systems to the non-residential buildings market, primarily in the form of performance contracts, also contributed to the increase. Construction sales in Europe and the Pacific Rim were also higher than the year ago period. Facilities management activity in the U.S. government market was lower than the prior year.

Plastics segment sales declined 11% from 1995 to $968 million. The decrease primarily stemmed from the pass-through of lower resin prices to customers worldwide and competitive pricing pressures. Higher unit shipments of single-serve soft drink containers and other custom units, primarily water, were largely offset by a decline in two-liter soft drink container shipments. Plastics machinery sales were slightly higher than the prior year.

Sales of the battery segment grew 15%, to $774 million, in 1996. The increase resulted from the higher level of unit shipments to both replacement and original equipment customers. Increased market penetration by the segment's customers and the colder winter weather were key contributors to the increase in replacement battery demand. In addition, higher lead costs, which are passed through to customers in pricing, increased sales.

Assuming continued slow economic expansion in the U.S. and in Europe, management projects consolidated net sales during 1997 to exceed 1996 levels. Automotive seating sales are expected to increase approximately 30%-35%, despite relatively stable vehicle production levels worldwide, due to the acquisition of Prince Holding Corporation (Prince) effective October 1, 1996 (see Acquisition), a full year's impact of the Roth acquisition and the launch of new business, both domestically and outside the U.S.

Management expects an increase in controls segment sales of approximately 10%-15%. The anticipated driver of this increase is a higher level of activity in the existing buildings market, primarily in the area of commercial integrated facilities management and performance contracting. At September 30, 1996, the unearned backlog of commercial building systems, services, and integrated facilities management contracts to be executed within the next fiscal year was $1,168 million. The increase from the prior year amount of $1,122 million is primarily due to growth in orders for integrated facilities management and performance contracting business. The unearned backlog of government facilities management contracts, which reflects only the noncancellable portion of uncompleted contracts, was $424 million at September 30, 1996. This was 4% lower than the prior year as a result of scope reductions on several U.S. government projects.

Plastics segment sales for 1997 are expected to be 5%-10% higher reflecting increases in container unit volumes, primarily custom containers. The increase in sales is expected to be less than the anticipated unit volume increase due to the pass-through of lower resin prices to customers.

Battery segment sales are expected to improve approximately 10%-15% from 1996 levels as a result of increased sales to new and existing customers, including Western Auto, for which shipments began in late 1996.

OPERATING INCOME

Consolidated operating income for 1996 was $500 million, an increase of 11% over 1995. Three of the four business segments contributed to this overall improvement. The automotive seating segment's operating income increased 28%, to $299 million, in 1996. The segment benefited from higher volumes in both North America and Europe. Operating margin improvements in North America and Europe, associated with established vehicle program efficiencies, were more than offset by start-up costs in the segment's emerging South American and Asia/Pacific markets.

Operating income of the controls segment was $119 million, an increase of 12% over the prior year. Income grew in line with the higher sales and primarily resulted from the increased activity in the worldwide existing commercial buildings market.

Plastics operating income decreased 62%, to $24 million, in 1996. The decline was due to competitive pressures, declining resin prices and excess manufacturing capacity resulting from the weaker than anticipated market demand.

Battery operating income increased 26% in 1996, to $59 million, as a result of the overall unit volume increase noted above. In addition, significant reductions in operating costs benefited operating margins.

Consolidated operating income is expected to increase in 1997, with the improvement derived primarily from the higher sales projections. The automotive segment's operating income is anticipated to grow as a result of the acquisition of Prince (see Acquisition), volume increases related to new business and continued involvement in successful vehicle programs. Start-up programs in South America and the Asia/Pacific region will continue to impact operating income. The automotive segment has supply agreements with certain of its customers that provide for annual productivity price reductions and, in some instances, for the recovery of material and labor cost increases. The segment has been, and anticipates it will continue to be, able to significantly offset any sales price changes with cost reductions from design changes, productivity improvements and similar programs with suppliers. The controls segment will continue to benefit from the increasing activity in the existing commercial buildings market, particularly in the integrated facilities management and performance contracting markets. The plastics segment is expected to show operating income improvement, assuming a stable resin environment, resulting from higher unit shipments, primarily custom containers, and continuing cost reduction programs. The battery segment's operating income is expected to increase over 1996 reflecting continued unit shipment growth and cost reduction efforts.

OTHER INCOME/EXPENSE

Net interest expense (interest expense net of interest income) in 1996 was $69 million, $18 million higher than the prior year. The increase primarily resulted from the financing associated with the Roth acquisition and the debt assumed with the purchase. Net interest expense for 1997 is expected to increase substantially as a result of the financing associated with the Prince acquisition (see Acquisition).

Miscellaneous-net income of $12 million compares to an expense of $10 million in the prior year. The company recorded $14 million more in equity income in 1996 than in 1995. The majority of this improvement related to the company's Mexican affiliates which benefited from both improved operating results and the absence of prior year losses associated with the Mexican Peso devaluation. Other miscellaneous income items included gains associated with the sale of certain assets and foreign currency transactions.

PROVISION FOR INCOME TAXES

The effective income tax rate for 1996 was 41%, slightly lower than the 1995 rate of 42%. The effective rate declined due to improved performance by certain of the company's consolidated subsidiaries and European operations, offset by start-up operations in emerging markets. The effective rate for the fiscal year remained higher than the combined federal and state statutory rate of approximately 39%, principally due to overall higher foreign effective rates. The effective rate for 1997 is expected to be 42.5%, taking into account the non-deductible goodwill amortization associated with the acquisition of Prince (see Acquisition).

MINORITY INTERESTS

Minority interests in net earnings of subsidiaries decreased $3 million to $27 million in 1996 due to declines in income of certain automotive and plastics segment consolidated subsidiaries.

NET INCOME

Net income rose 20% in 1996 to $235 million as a result of the improvements in operating and equity income, offset by the increase in interest expense. Primary and fully diluted earnings per share were $5.39 and $5.10, respectively, for 1996, up from $4.53 and $4.27 in 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

SALES

Consolidated net sales for 1995 were $8,330 million, a 21% increase from 1994. A substantial portion of the increase reflects higher sales of automotive seating. A 32% increase in automotive segment sales to $3,945 million was primarily generated by the company's participation in new and successful vehicle programs worldwide and continued strong North American vehicle production levels. New vehicle programs launched in 1995 in which the company participated included Chrysler's Cirrus/Stratus sedans and Jeep Cherokee, General Motors' Jimmy/Blazer and Toyota's Avalon. In January 1995 the company acquired the remaining interest in a domestic seating business which produces rear seats for the Ford Explorer. The consolidation of this business also contributed to the year-over-year increase. European seating sales increased substantially as a result of the success of new business for customers including Ford, Rover and Skoda, and favorable currency translation rates.

Controls segment sales for 1995 were $2,630 million, 16% greater than in 1994. This increase stemmed from a higher level of activity in the existing buildings market. Strong growth within the worldwide integrated facilities management market was largely due to the acquisitions of Procord, a United Kingdom facility management services provider, in September 1994. A contract to operate six United Kingdom Atomic Energy Authority sites in March 1995, was also a major contributor to the sales increase. Sales of retrofit control systems to the non-residential buildings market, primarily in the form of performance contracts, also contributed to the increase. Facility management activity in the U.S. government market was lower year-over-year.

Plastics segment sales rose 22% over the 1994 level to $1,083 million. The improvement resulted from the pass-through of higher resin prices to customers worldwide and higher unit shipments of water, other beverage and single-serve soft drink containers in both North America and Europe. Increased sales to emerging Latin American markets and favorable currency translation rates also contributed to the sales improvement. Sales of plastics machinery improved modestly as compared to the prior year, partially due to the acquisition in the third quarter of 1995 of B&W, a plastics machinery manufacturer located in Germany and the Czech Republic.

Sales of the battery segment declined 9% to $672 million in 1995. Total unit shipments were lower due to the loss of the supply contract to Sears, Roebuck & Company, for which final shipments were made in September 1994. Several factors helped offset a portion of this decline. The segment's unit shipments to existing customers, both in the aftermarket and to original equipment manufacturers, increased approximately 8%. In addition, higher lead costs, which are passed through to customers in pricing, increased sales.

OPERATING INCOME

Consolidated operating income was $449 million for 1995, an increase of 23% over 1994. The increase can be attributed to the strong improvement in consolidated net sales.

The automotive seating segment's operating income of $233 million was 52% higher than the prior year. The segment benefited from higher volumes in both North America and Europe, and successful cost containment initiatives which lowered manufacturing expense. The segment's European operations generated income during 1995 as compared with a loss in the prior year, reflecting a number of new programs moving from the start-up phase into production.

Operating income of the controls segment improved 12% to $106 million as a result of the increased activity in the worldwide existing buildings market. Income grew at a lesser rate than sales primarily due to the high level of investments associated with supporting the rapid integrated facilities management growth and the assimilation of acquisitions.

Plastics operating income of $64 million rose 2% over the prior year due to the increases in European container and worldwide plastics machinery volumes. In North America, container operating margins declined due to unabsorbed fixed costs which resulted from weaker than anticipated market demand. The company was successful in recovering resin price increases from customers; however, these increases also lowered the operating margin percentage.

Battery operating income decreased 15% in 1995 to $47 million as a result of the overall unit volume decline noted above. The segment was successful at reducing costs to partially offset the effect of a volume decline. The segment's fourth quarter operating income exceeded the prior year's results despite the loss of the Sears account, reflecting the segment's success in reducing costs.

OTHER INCOME/EXPENSE

Net interest expense in 1995 was $51 million, $15 million higher than the prior year. The increase resulted from the financing associated with acquisitions and higher short-term interest rates.

Miscellaneous-net expense of $10 million was $7 million higher than the prior year because of a decline in equity income. The lower equity income was primarily due to the approximately $6 million impact of the devaluation of the Mexican Peso on the company's unconsolidated Mexican affiliates.

PROVISION FOR INCOME TAXES

The effective income tax rate for 1995 was 42%, slightly lower than the 1994 rate of 43%. The effective rate declined due to improved performance by the company's European operations. The effective rate for the fiscal year remained higher than the combined federal and state statutory rate of approximately 40%, due in part to overall higher foreign effective rates.

MINORITY INTERESTS

Minority interests in net earnings of subsidiaries increased $8 million to $29 million in 1995. The increase relates to higher earnings from certain of the company's North American automotive seating consolidated subsidiaries.

NET INCOME

Net income rose 19% in 1995 to $196 million as a result of the increase in operating income, offset by the increases in interest and other miscellaneous-net expenses. Primary and fully diluted earnings per share were $4.53 and $4.27, respectively, for 1995, up from $3.80 and $3.60 in 1994.

CAPITAL EXPENDITURES AND OTHER INVESTMENTS

Capital expenditures were $370 million, $451 million and $348 million in 1996, 1995 and 1994, respectively. Approximately one half of the spending in 1996 was focused on the automotive segment, and was related to the expansion of automotive facilities and product lines worldwide. The remaining spending was divided equally among the other three segments, and primarily represented cost reduction projects. Capital expenditures for 1997 are projected to approximate $450-$475 million. The majority of the spending will again be focused on automotive seating and interior expansion, with spending for the controls segment information technology and cost reduction programs among all segments making up the remainder of the spending.

Goodwill increased $84 million to $603 million at September 30, 1996. The increase is attributable to business acquisitions during 1996, most notably the acquisition of Roth at the end of the company's first fiscal quarter. All acquisitions were accounted for as purchases, and as such, operating results are included since the respective acquisition dates. Goodwill is expected to increase significantly in 1997 in conjunction with the acquisition of Prince (see Acquisition).

Investments in partially-owned affiliates of $128 million were approximately $38 million higher than the prior year. Notable increases during 1996 included the recording of the affiliate investment held by Roth and the initial investment in a battery segment joint venture in China. The company recorded approximately $16 million of equity income for the year.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash provided by operating activities was $468 million during 1996 compared to $370 million in 1995. This increase was generated by higher net income as adjusted for depreciation and amortization of intangibles. Total working capital increased to $291 million at

September 30, 1996 compared to $154 million at September 30, 1995. This increase reflects the impact of the Roth purchase.

CAPITALIZATION

The company's capitalization of $2,550 million at September 30, 1996 included short-term debt of $250 million, long-term debt, including the current portion, of $792 million and shareholders' equity of $1,508 million. Total debt as a percentage of total capitalization increased to 41% from 38% at September 30, 1995. In December 1995, the company issued $125 million of 6.95%, 50-year debentures, the proceeds of which were used to finance the acquisition of Roth. The company expects total capitalization to increase substantially in fiscal 1997 as a result of the Prince acquisition financing (see Acquisition).

In September 1996, the company entered into two new revolving credit facilities, one for $500 million maturing in May 2001 and one for $1.1 billion maturing in September 1997. The credit facilities support the issuance of commercial paper, including amounts issued for interim financing of the Prince acquisition (see Acquisition). At September 30, 1996, $250 million of short-term borrowings were outstanding compared to $130 million in 1995. Additional unused credit facilities of approximately $444 million are available to the company's international subsidiaries.

A shelf registration statement is on file with the Securities and Exchange Commission (SEC) under which the company can issue a total of $350 million in debt securities. Since the filing, $299 million of various debt securities have been issued under the registration. On October 4, 1996, the company filed a universal shelf registration for $1.5 billion with the SEC. The registration, currently under review by the SEC, covers issuance of a variety of debt and equity instruments.

High credit ratings from Moody's (A2), Fitch (A) and Standard & Poor's (A - credit watch) have been maintained on the company's long-term debt.

The company's capital resources and liquidity position are considered sufficient to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1997 will continue to be funded from operations, supplemented by short-term or long-term borrowings, if required.

Because of its global operations, the company participates in the foreign exchange markets in order to minimize the company's risk of loss from fluctuations in exchange rates. The company closely monitors its exposure to fluctuations in currencies and, where cost-justified, adopts strategies to reduce the impact of these fluctuations on the company's financial performance. These strategies include engaging in various hedging activities to manage income and cash flows denominated in foreign currencies, and using foreign currency borrowings when appropriate to finance investments outside the United States.

ACQUISITION

The company completed its acquisition of Prince effective October 1, 1996, for a cash purchase price of approximately $1.3 billion. Prince, based in Holland, Michigan, supplies automotive interior systems and components including overhead systems and consoles, door panels, floor consoles, visors and armrests. Prince had consolidated net sales of $867 million for the fiscal year ended September 30, 1996.

The acquisition will be accounted for as a purchase. As such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $1.1 billion, will be recorded as goodwill.

The acquisition was initially financed with commercial paper. Various permanent financing alternatives are still under consideration.

FUTURE ACCOUNTING CHANGES

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement is effective for the company's 1997 fiscal year. The financial statement effect of adoption is currently under review.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation." This Statement requires either recognition of compensation expense in the financial statements for those companies that adopt the fair value based accounting method or expanded disclosure of pro forma net income and earnings per share information for those companies that retain the current accounting method set forth in Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." The company plans to retain the current accounting method set forth in APB 25 and will begin expanded disclosure in its fiscal 1997 financial statements.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

The company's U.S. operations are governed by federal environmental laws, principally the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Clean Air Act, and the Clean Water Act, as well as state counterparts ("Environmental Laws"), and by federal and state laws addressing worker safety and health ("Worker Safety Laws"). These laws govern ongoing operations and the remediation of sites associated with past operations. Under certain circumstances these laws provide for civil and criminal penalties and fines, as well as injunctive and remedial relief.

The company's policy is to comply with applicable Environmental Laws and Worker Safety Laws, and it has expended substantial resources, both financial and managerial, to comply with such laws and for measures designed to protect the environment and maximize worker protection and safety.

The company believes it is in substantial compliance with such laws, and maintains procedures designed to ensure compliance. However, the company has been, and in the future may become, the subject of formal or informal enforcement actions or proceedings. Such matters typically are resolved by negotiation with regulatory authorities resulting in commitments to compliance or abatement programs and payment of penalties. Historically, neither such commitments nor penalties imposed on the company have been material.

Environmental Laws require that certain parties fund remedial actions regardless of fault, legality of original disposal or ownership of the site. The company is currently participating in environmental assessment and remediation at a number of sites under these laws, and it is likely that in the future the company will be involved in additional environmental assessments and remediations. Such sites include facilities that had been engaged in the recycling of lead batteries.

Future remediation expenses at these and other sites are subject to a number of uncertainties, including the method and extent of remediation (dependent, in part, on existing laws and technology), the percentage and type of material attributable to the company, the financial viability of site owners and the other parties, and the availability of insurance coverage. A charge to earnings is recorded for sites when it is probable that a liability has been incurred and the cost can be reasonably estimated.

Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 1996 related solely to environmental compliance were not material. Environmental remediation, compliance and management expenses incurred by the company in 1996 were approximately $18 million. At September 30, 1996, an accrued liability of approximately $32 million was maintained relating to environmental matters. The company's environmental liabilities are undiscounted and do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental assessment and remediation matters can be determined at this time, the company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows.

On June 30, 1995, the company appealed to the Wisconsin Court of Appeals, the Milwaukee County Circuit Court's order granting the summary judgement motion of the Employers Insurance of Wausau and dismissing Johnson Controls' complaint seeking to recover environmental response costs at 21 sites. The Circuit Court based its decision on the reasoning of a 1994 Wisconsin Supreme Court case that held that under the law of Wisconsin, response costs under CERCLA are not "damages" as that term is used in comprehensive general liability policies. This appeal is still pending. The company has not recorded any anticipated recoveries of future insurance proceeds, and therefore, the outcome of this case should have no significant impact on the company's consolidated financial statements.

If future Environmental and Worker Safety Laws contain more stringent requirements than currently anticipated, expenditures may have a more significant effect on the company's financial position, results of operations or cash flows. In general, the company's competitors face the same laws, and, accordingly, the company should not be placed at a competitive disadvantage.

RISK FACTORS

Except for the historical information contained herein, certain matters discussed in this "Management's Discussion and Analysis" are "forward looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risks and uncertainties, and are subject to change based on various important factors. The company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning that numerous important factors as discussed in the company's Form 8-K filing (dated September 27, 1996), among others, in some cases have affected, and in the future could affect, the company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - See pages 30 through 42 of the 1996 Annual Report to Shareholders.

ITEM 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None


PART III

     All information required by Items 10 through 13 of Part III, with the exception of information on the Executive Officers which appears on pages 18-20 of Part I of this report, is incorporated by reference to pages 1-15 of the company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                Page in
                                                             Annual Report*
                                                             --------------

(a) The following documents are filed as part of this report:

     (1) Financial Statements


         Consolidated Statement of Income
           for the years ended September 30,
           1996, 1995 and 1994 ....................                30

         Consolidated Statement of Financial
           Position at September 30, 1996
           and 1995................................                31

         Consolidated Statement of Cash Flows
           for the years ended September 30, 1996,
           1995 and 1994...........................                32

         Consolidated Statement of Shareholders'
           Equity for the years ended September 30,
           1996, 1995 and 1994.....................                33

         Notes to Consolidated Financial
           Statements..............................              34-42

         Report of Independent Accountants.........                43


     *Incorporated by reference from the indicated pages of the 1996 Annual Report to Shareholders.

                                                                Page in
                                                               Form 10-K
                                                              ---------


     (2) Financial Statement Schedule


         Report of Independent Accountants on
          Financial Statement Schedule.............                37

         For the years ended September 30,
          1996, 1995 and 1994:

         II.  Valuation and Qualifying Accounts....                39


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

       3.(ii) By-laws of Johnson Controls, Inc., as amended March 27, 1996, filed herewith.

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

        10.A Johnson Controls, Inc., 1992 Stock Option Plan as amended through January 24, 1996, filed herewith.

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

        10.D Johnson Controls, Inc., Common Stock Purchase Plan for
             Executives approved January 24, 1996, filed herewith.

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

        10.G Johnson Controls, Inc., Executive Incentive Compensation
             Plan Deferred Option as amended March 21, 1995 (incorporated by reference to Exhibit 10.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1995).

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

        10.J Johnson Controls, Inc., Long-Term Performance Plan, as amended through September 28, 1994, (incorporated by reference to Exhibit 10.J to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1994).

        10.K Johnson Controls, Inc., Executive Survivor Benefits Plan, as amended through January 1, 1989, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1994).

        10.L Johnson Controls, Inc., Equalization Benefit Plan as amended through May 24, 1989, filed herewith.

        10.M Form of employment agreement as amended through October
             1, 1991 between Johnson Controls, Inc. and Messrs. Barth, Kennedy, Keyes, Lewis and Roell, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30,1992).

        10.N Form of indemnity agreement, as amended, between Johnson
             Controls, Inc. and Messrs. Barth, Kennedy, Keyes, Lewis and Roell, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30,
             1991).

        11 Statement regarding computation of earnings per share for the years ended September 30, 1996, 1995 and 1994, filed herewith.

        12 Statement regarding computation of ratio of earnings to fixed charges for the year ended September 30, 1996, filed herewith.

        13 1996 Annual Report to Shareholders (incorporated sections only in electronic filing), filed herewith.

        21   Subsidiaries of the Registrant, filed herewith.

        23 Consent of Independent Accountants dated December 13, 1996, filed herewith.

        27   Financial Data Schedule (electronic filing only).

        99 Proxy Statement for Annual Meeting of Shareholders of Johnson Controls, Inc., to be held January 22, 1997, filed herewith.

             *These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc., and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.


(b) The following Form 8-K's were filed during the fourth quarter of the company's 1996 fiscal year or thereafter through the date of this Form 10-K:

     (1) On July 19, 1996 the company filed a Form 8-K announcing the acquisition of Prince.

     (2) On September 27, 1996 the company filed a Form 8-K in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     (3) On October 4, 1996, the company filed a Form 8-K which included the historical financial statements of Prince and pro forma financial information.

     (4) On December 10, 1996, the company filed a Form 8-K announcing the sale of the plastic container division.

Other Matters

     For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 33-58092, 33-58094, 33-49862 and 333-10707.

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

                  REPORT OF INDEPENDENT ACCOUNTANTS ON
                      FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of Johnson Controls, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 21, 1996 appearing on page 43 of the 1996 Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE, LLP

Milwaukee, Wisconsin
October 21, 1996

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

                            JOHNSON CONTROLS, INC.



                            BY    Stephen A. Roell,
                                  Vice President and
                                  Chief Financial Officer

      Date:  December 13, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 13, 1996, by the following persons on behalf of the registrant and in the capacities indicated:


      James H. Keyes, Chairman and          Stephen A. Roell,
      Chief Executive Officer               Vice President and Chief
                                            Financial Officer




      Robert W. Smith
      Assistant Corporate Controller




      Southwood J. Morcott                  R. Douglas Ziegler
      Director                              Director



      Richard F. Teerlink                   Fred L. Brengel
      Director                              Director



      Paul A. Brunner                       William F. Andrews
      Director                              Director

                    JOHNSON CONTROLS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)
================================================================================

YEAR ENDED SEPTEMBER 30,                                                        1996          1995          1994
                                                                              -----------------------------------
ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance at beginning of period                                                 $22.2         $23.4         $17.2

Provision charged to costs and expenses                                          7.3           5.7           9.6

Accounts charged off                                                            (6.9)         (6.4)         (3.8)

Acquisition of businesses                                                        1.0            --           0.7

Recoveries on accounts previously charged off                                   (1.1)         (0.4)         (0.8)

Currency translation                                                            (0.1)          0.5           0.6

Other                                                                            0.2          (0.6)         (0.1)
                                                                              -----------------------------------
Balance at end of period                                                       $22.6         $22.2         $23.4
                                                                              ===================================

DEFERRED TAX ASSET - VALUATION ALLOWANCE

Balance at beginning of period                                                 $31.8         $27.0         $11.2

Allowance established for new
  loss carryforwards and tax credits                                            34.4           8.5          18.0

Allowance reversed for loss
  carryforwards utilized                                                        (4.8)         (3.7)         (2.2)
                                                                              -----------------------------------

Balance at end of period                                                       $61.4         $31.8         $27.0
                                                                              ===================================

                         JOHNSON CONTROLS, INC.
                           INDEX TO EXHIBITS



    EXHIBITS                       TITLE                         PAGE
    --------      ------------------------------------------     ----

       3.(i)      Restated Articles of Incorporation of
                  Johnson Controls, Inc. (incorporated by
                  reference to Exhibit 3.A to Johnson
                  Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1987).

       3.(ii)     By-laws of Johnson Controls, Inc., as
                  amended March 24, 1996, filed herewith.        44-66

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

                                  JOHNSON CONTROLS, INC.
                                     INDEX TO EXHIBITS


       EXHIBITS                     TITLE                           PAGE
       --------  -------------------------------------------------  -----

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

        10.A     Johnson Controls, Inc., 1992 Stock Option
                 Plan as amended through January 24, 1996,
                 herewith.                                          67-85

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

        10.D     Johnson Controls, Inc., Common Stock Purchase
                 Plan for Executives, approved January 24,
                 1996, filed herewith.                              86-88

        10.E Johnson Controls, Inc., Deferred Compensation Plan for Certain Directors as amended through September 25, 1991 (incorporated by reference to Exhibit 10.C to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended
                 September 30, 1991).

                                  JOHNSON CONTROLS, INC.
                                     INDEX TO EXHIBITS


       EXHIBITS                     TITLE                           PAGE
       --------  -------------------------------------------------  -----

        10.F Johnson Controls, Inc., Directors Retirement Plan as amended through July 26, 1989 (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30,
                 1989).

        10.G Johnson Controls, Inc., Executive Incentive Compensation Plan Deferred Option as amended March 21, 1995 (incorporated by reference to
                 Exhibit 10.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1995).

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


       10.L      Johnson Controls, Inc., Equalization Benefit
                 Plan dated May 24, 1989, filed herewith.          89-95

       10.M Form of employment agreement, as amended through October 1, 1991, between Johnson
                 Controls, Inc. and Messrs. Barth, Kennedy,
                 Keyes, Lewis and Roell, (incorporated by reference to Exhibit 10.K to Johnson
                 Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1992).

                                 JOHNSON CONTROLS, INC.
                                   INDEX TO EXHIBITS


      EXHIBITS                     TITLE                           PAGE
      --------  ------------------------------------------------  -------

       10.N Form of indemnity agreement, as amended, between Johnson Controls, Inc. and Messrs.
                Barth, Kennedy, Keyes, Lewis and Roell,
                (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on
                Form 10-K for the year ended September 30,
                1991).

       11       Statement regarding computation of earnings
                per share for the years ended September 30,
                1996, 1995 and 1994, filed herewith.              96

       12       Statement regarding computation of ratio of
                earnings to fixed charges for the year ended
                September 30, 1996, filed herewith.               97

       13       1996 Annual Report to Shareholders
                (incorporated sections only in electronic
                filing), filed herewith.                          98-144

       21       Subsidiaries of the Registrant, filed
                herewith.                                         145-155

       23       Consent of Independent Accountants dated
                December 13, 1996, filed herewith.                156

       27       Financial Data Schedule, (electronic
                filing only.)

       99       Proxy Statement for Annual Meeting of
                Shareholders of Johnson Controls, Inc.,
                to be held January 22, 1997, filed herewith.      157-180



             *These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc., and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.