Form 10-Q
period 1996-12-31
JOHNSON CONTROLS INC
filed 1997-02-14
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996

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

                       Yes __X___                  No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at December 31, 1996
         -----                       --------------------------------
Common Stock $.16 2/3 Par Value                41,615,821

JOHNSON CONTROLS, INC.

                                   FORM 10-Q

                               DECEMBER 31, 1996


                                  REPORT INDEX

                                                                           Page No.
                                                                           --------
PART I. - FINANCIAL INFORMATION:
          Consolidated Statement of Financial Position
            at December 31, 1996, September 30, 1996 and
            December 31, 1995  ..........................................       3

          Consolidated Statement of Income for the Three-
            Month Periods Ended December 31, 1996 and 1995  .............       4

          Consolidated Statement of Cash Flows for the Three-
            Month Periods Ended December 31, 1996 and 1995  .............       5

          Notes to Consolidated Financial Statements  ...................       6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations  ........................       9


PART II. - OTHER INFORMATION:

          Item 1. Legal Proceedings  ....................................      12

          Item 4. Results of Votes of Security Holders  .................      13

          Item 6. Exhibits and Reports on Form 8-K  .....................      13

SIGNATURES  .............................................................      14

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (In millions)



                                                    December 31,      September 30,  December 31,
                                                        1996             1996           1995
                                                    -----------      -------------  -------------
                                                    (unaudited)                     (unaudited)
     ASSETS
     Cash and cash equivalents                         $   139.4     $   165.2    $    115.0
     Accounts receivable - net                           1,808.9       1,589.0       1,424.6
     Inventories                                           381.2         344.7         310.6
     Net assets of discontinued operations                 449.8         440.7         482.7
     Other current assets                                  306.3         309.5         326.8
                                                       ---------     ---------    ----------
       Current assets                                    3,085.6       2,849.1       2,659.7

     Property, plant and equipment - net                 1,519.5       1,320.2       1,226.6
     Goodwill - net                                      1,626.8         548.2         552.5
     Investments in partially-owned affiliates             132.9         128.4         121.3
     Other noncurrent assets                               249.7         145.3         198.4
                                                       ---------     ---------    ----------
       Total assets                                    $ 6,614.5     $ 4,991.2    $  4,758.5
                                                       =========     =========    ==========


     LIABILITIES AND EQUITY
     Short-term debt                                   $ 1,499.8     $   248.1    $    254.4
     Current portion of long-term debt                      94.0          33.2          68.1
     Accounts payable                                    1,225.3       1,178.2         969.2
     Accrued compensation and benefits                     266.5         238.4         256.1
     Accrued income taxes                                   60.0          44.0          77.2
     Billings in excess of costs and earnings
       on uncompleted contracts                            117.9          83.6         102.6
     Other current liabilities                             439.5         357.1         355.7
                                                       ---------     ---------    ----------
       Current liabilities                               3,703.0       2,182.6       2,083.3

     Long-term debt                                        718.6         752.2         767.7
     Postretirement health and other benefits              167.0         167.9         166.8
     Other noncurrent liabilities                          470.8         380.7         362.0
     Shareholders' equity                                1,555.1       1,507.8       1,378.7
                                                       ---------     ---------    ----------
       Total liabilities and equity                    $ 6,614.5     $ 4,991.2    $  4,758.5
                                                       =========     =========    ==========





    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share; unaudited)


                                                                               For the Three Months
                                                                                Ended  December  31,
                                                                          -----------------------------
                                                                             1996                1995
                                                                          --------            ---------
       Net sales                                                          $2,761.3            $1,997.0
       Cost of sales                                                       2,354.6             1,693.8
                                                                         ---------           ---------
         Gross profit                                                        406.7               303.2

       Selling, general and administrative expenses                          276.8               200.9
                                                                         ---------           ---------
         Operating income                                                    129.9               102.3

       Interest income                                                         2.0                 1.4
       Interest expense                                                      (32.5)              (14.6)
       Miscellaneous - net                                                     5.6                (0.3)
                                                                         ---------           ---------
         Other income (expense)                                              (24.9)              (13.5)
                                                                         ---------           ---------

       Income before income taxes and minority interests                     105.0                88.8
       Provision for income taxes                                             44.6                37.1
       Minority interests in net earnings of subsidiaries                      5.5                 6.4
                                                                         ---------           ---------

       Income from continuing operations                                      54.9                45.3

       Discontinued operations
         (Loss) income from discontinued operations, adjusted
         for applicable (benefit) provision for income taxes of
         ($1.6) million and $1.0 million, respectively, and
         minority interests                                                   (1.8)                1.7
                                                                         ---------           ---------

       Net income                                                            $53.1               $47.0
                                                                         =========           =========

       Earnings available for common shareholders                            $50.8               $44.6
                                                                         =========           =========

       Earnings per share from continuing operations
         Primary                                                             $1.26               $1.03
                                                                         =========           =========
         Fully diluted                                                       $1.19               $0.98
                                                                         =========           =========

       (Loss) earnings per share from discontinued operations
         Primary                                                            ($0.04)              $0.04
                                                                         =========           =========
         Fully diluted                                                      ($0.04)              $0.04
                                                                         =========           =========

       Earnings per share
         Primary                                                             $1.22               $1.07
                                                                         =========           =========
         Fully diluted                                                       $1.15               $1.02
                                                                         =========           =========

       Pro forma earnings per share (unaudited; see Note 9)
       Earnings per share from continuing operations
         Primary                                                             $0.63               $0.52
                                                                         =========           =========
         Fully diluted                                                       $0.59               $0.49
                                                                         =========           =========
       (Loss) earnings per share from discontinued operations
         Primary                                                            ($0.02)              $0.02
                                                                         =========           =========
         Fully diluted                                                      ($0.02)              $0.02
                                                                         =========           =========
       Earnings per share
         Primary                                                             $0.61               $0.54
                                                                         =========           =========
         Fully diluted                                                       $0.57               $0.51
                                                                         =========           =========


The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)


                                                                           For the Three Months
                                                                             Ended December 31,
                                                                        ---------------------------
                                                                          1996               1995
                                                                        --------          ---------
OPERATING ACTIVITIES
Income from continuing operations                                         $54.9               $45.3
Adjustments to reconcile income from continuing operations
  to cash provided by operating activities of continuing operations
    Depreciation                                                           69.3                53.0
    Amortization of intangibles                                            17.5                 7.9
    Equity in earnings of partially-owned affiliates                       (8.2)               (3.2)
    Deferred income taxes                                                   0.4                (2.7)
    Other                                                                   9.2                (0.7)
Changes in working capital, excluding acquisition of businesses
    Accounts receivable                                                  (114.7)              (76.6)
    Inventories                                                           (24.5)              (14.0)
    Other current assets                                                   11.9                18.3
    Accounts payable and accrued liabilities                              (66.2)              (10.3)
    Accrued income taxes                                                   15.2                43.5
    Billings in excess of costs and earnings on
      uncompleted contracts                                                16.3                14.9
                                                                      ---------            --------
          Cash (used) provided by operating activities of continuing
           operations                                                     (18.9)               75.4
          Cash used by operating activities of discontinued
           operations                                                      (6.0)              (31.2)
                                                                      ---------            --------
          Cash (used) provided by operating activities                    (24.9)               44.2
                                                                      ---------            --------

INVESTING ACTIVITIES
Capital expenditures                                                      (63.0)              (71.2)
Sale of property, plant and equipment-net                                   0.8                 7.8
(Acquisition) divestiture of business- net                             (1,149.1)             (132.6)
Increase in long-term investments - net                                    (6.8)               (6.1)
Investing activities of discontinued operations                            (8.1)               (5.4)
Other                                                                       0.0                 0.9
                                                                      ---------            --------
          Cash used by investing activities                            (1,226.2)             (206.6)
                                                                      ---------            --------

FINANCING ACTIVITIES
Increase in short-term debt                                             1,249.5                51.8
Issuance of long-term debt                                                  1.9               153.6
Repayment of long-term debt                                               (12.2)              (16.6)
Payment of cash dividends                                                 (20.9)              (20.0)
Net financing activities of discontinued operations                        (2.8)               25.6
Other                                                                       9.8                 2.5
                                                                      ---------            --------
          Cash provided by financing activities                         1,225.3               196.9
                                                                      ---------            --------

(Decrease) increase in cash and cash equivalents                         ($25.8)              $34.5
                                                                      =========            ========


The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Financial Statements

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1996. The results of operations for the three months are not necessarily indicative of the results which may be expected for the Company's 1997 fiscal year because of seasonal and other factors.


2.      Acquisition of Business

        Effective October 1, 1996, the Company completed the acquisition of Prince Holding Corporation (Prince) for approximately $1.3 billion. Prince, based in Holland, Michigan, supplies automotive interior systems and components including overhead systems and consoles, door panels, floor consoles, visors and armrests.

        The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the acquired net assets, which approximates $1.1 billion, was recorded as goodwill. The acquisition was initially financed with commercial paper.

        The following unaudited pro forma results of operations of the Company give effect to the acquisition of Prince as though the transaction had occurred on October 1, 1995 (amounts in millions, except per share data).

                                                      For the Three Months
                                                        Ended December 31,
                                                               1995
                                                             --------
Net Sales                                                    $2,210.6
Income from continuing operations                            $   45.6
Earnings per share from continuing
  operations
              Primary                                        $   1.04
              Fully diluted                                  $    .99


        The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on October 1, 1995 or the future results of operations of the combined companies.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1996


3.      Discontinued Operations

        On December 6, 1996, the Company and Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group) signed a definitive agreement under which Schmalbach-Lubeca would purchase the Plastic Container division (PCD) of the Company. The transaction is expected to be completed during the Company's 1997 second fiscal quarter.

        The results of PCD have been reported separately as discontinued operations in the Consolidated Statement of Income. The results of the discontinued operations do not reflect any interest expense or management fees allocated by the Company. Prior quarter consolidated financial statements have been restated to present PCD as a discontinued operation.

        Revenues of PCD were $142 million and $189 million for the three months ended December 31, 1996 and 1995, respectively. These amounts are not included in sales as reported in the Consolidated Statement of Income. Net assets of PCD of $450 million at December 31, 1996 consisted primarily of property, plant and equipment, inventories, accounts receivable and accounts payable.

4.      Cash Flow

        For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

        Income taxes paid during the three months ended December 31, 1996 and 1995 (net of income tax refunds) totalled approximately $26 million and $12 million, respectively. Total interest paid on both long-term and short-term debt was $42 million and $15 million for the quarter ended December 31, 1996 and 1995, respectively.

5.      Inventories

        Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

                                             December 31,
                                         1996           1995
                                       --------      --------
                                            (in millions)
Raw materials and supplies              $ 174.9       $ 120.7
Work-in-process                            93.8          97.6
Finished goods                            153.8         137.2
                                        -------       -------
   FIFO inventories                       422.5         355.5
LIFO reserve                               41.3          44.9
                                        -------       -------
   LIFO inventories                     $ 381.2       $ 310.6
                                        =======       =======

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1996


6.      Income Taxes

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

7.      Earnings Per Share

        Primary earnings per share are computed by dividing net income, after deducting dividend requirements on the Company's Series D Convertible Preferred Stock, by the weighted average number of common shares and common stock equivalents which would arise from the exercise of stock options. Fully diluted earnings are computed by deducting from net income the after-tax compensation expense which would arise from the assumed conversion of the Series D Convertible Preferred Stock, which was $1.3 million and $1.4 million for the three months ended December 31, 1996 and 1995, respectively. Fully diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of the stock options.

        The weighted average number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                Three Months Ended
                                    December 31,
                                  1996       1995
                                --------    -------
                                  (in millions)
        Primary                  41.9          41.5
        Fully diluted            45.1          44.7


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

9.      Subsequent Event

        On January 22, 1997, the Company's Board of Directors authorized a two-for-one stock split to be distributed on March 31, 1997 to shareholders of record on March 7, 1997. Unaudited pro forma earnings per share, giving effect to the stock split, is presented on the Consolidated Statement of Income.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

DISCONTINUED OPERATIONS

        On December 6, 1996, the Company and Schmalbach-Lubeca/AG Continental Can (a member of the VIAG Group) signed a definitive agreement under which Schmalbach-Lubeca would purchase the Plastic Container division (PCD) of the Company. The transaction is expected to be completed during the Company's 1997 second fiscal quarter.

        Operating results, net assets and cash flows of PCD have been segregated as discontinued operations in the accompanying consolidated financial statements. Net (loss)earnings of PCD were ($1.8) million (($.04) per share on a fully diluted basis) and $1.7 million ($.04 per share on a fully diluted basis) on sales of $142 million and $189 million for the three months ended December 31, 1996 and 1995, respectively.

CONTINUING OPERATIONS

        Consolidated net sales for the first quarter of fiscal 1997 rose 38% to $2,761 million, up from $1,997 million for the prior year quarter.

        Automotive segment sales for the first quarter of $2,030 million were 49% higher than the prior year's $1,364 million. Approximately two-thirds of the increase reflects the acquisitions of Prince, the interior systems company acquired in October 1996, and Roth Freres, the seating and interior systems company acquired in December 1995. North American seating sales experienced growth, despite an approximate 2% decline in industry vehicle production levels, resulting from the Company's participation with new and successful vehicle models such as Ford's Expedition and F-150 light trucks and General Motors' minivans. European seating sales were also higher reflecting new programs with Ford, Chrysler and Volkswagen. Sales of automotive batteries were up over the prior year period due to higher unit shipments to the replacement market, including new customer, Western Auto.

        Controls segment sales increased 16% to $731 million from $633 million in the prior year. Commercial integrated facilities management sales grew in both the North American and European markets. The segment also experienced an increase in the nonresidential new construction market, primarily in North America and the Pacific Rim. Orders from the commercial buildings market in the first quarter of fiscal 1997 were slightly higher than a year ago, led by worldwide new construction activity.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1996


        The overall sales growth experienced in the first quarter is expected to continue throughout fiscal 1997. Automotive segment sales are expected to increase approximately 25%-30%, despite an anticipated flat vehicle production level worldwide. The projected increase is due to the Prince acquisition (October 1996), the first quarter impact of the Roth acquisition (December
1995), the launch of new seating business, both domestically and outside the U.S., and higher battery sales to new and existing customers. Management expects an increase in controls segment sales of approximately 10%-15%. The anticipated driver of this increase is a higher level of activity in the existing buildings market, primarily in the area of commercial integrated facilities management and performance contracting, and in the new construction market.

        Consolidated operating income for the first fiscal quarter of 1997 of $130 million represents a 27% improvement over the prior year's $102 million. The automotive segment's operating income grew as a result of the volumes increases, however, at a lower rate than sales. Margins were impacted by several factors including the General Motors strike, start-up and engineering investments related to new seating programs, and start-up investments in the emerging South American and Pacific Rim markets.

        Operating income for the controls segment improved at a rate slightly less than sales. Operating margins associated with the segment's rapidly growing integrated facility management business are lower than those of the systems installation and service businesses.

        Other expense increased $11 million over the comparable prior year quarter. Net interest expense increased $17 million as a result of the financing associated with the Prince acquisition. Miscellaneous income increased approximately $6 million due to an increase in equity earnings, primarily associated with the automotive segment's European and Mexican seating affiliates.

        The effective income tax rate on continuing operations was 42.5% for the three-month period ended December 31, 1996 compared to 41.8% for the comparable quarter last year. The increase primarily reflects the non-deductible goodwill amortization associated with the acquisition of Prince.

        The Company's first quarter income from continuing operations of $55 million was 21% higher than the prior year's $45 million. This increase was due to the improvements in operating income, offset by higher interest expense, as noted above. Primary and fully diluted earnings per share from continuing operations for the quarter ended December 31, 1996, were $1.26 and $1.19, respectively, up from $1.03 and $.98 in the prior year.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1996


COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

        The Company's working capital (excluding "Net assets of discontinued operations") totalled ($1,067) million at December 31, 1996, compared with $226 million and $94 million at September 30, 1996 and December 31, 1995, respectively. The large decrease in working capital relates to the increase in short-term debt used to finance the acquisition of Prince. Working capital excluding debt and cash was higher than the comparable prior year periods primarily due to higher accounts receivable.

        Operating activities of the continuing operations used cash of $19 million for the first quarter compared to cash provided of $75 million in the prior year. Working capital changes, primarily accounts receivable and accounts payable, utilized the Company's cash.

Capital Expenditures and Other Investments

        Capital expenditures for property, plant and equipment related to continuing operations were approximately $63 million for the first quarter of fiscal 1997, a decline of $8 million from the $71 million incurred during the first quarter of fiscal 1996. Management projects that capital spending for the full year will be approximately $375-$400 million. The majority of the spending will be focused on new automotive seating and interior product lines and facilities. Cost reduction projects in both segments are planned for fiscal 1997.

        Goodwill of $1,627 million at December 31, 1996 was $1,079 million higher than at September 30 due to the acquisition of Prince.

        Investments in partially-owned affiliates of $133 million were approximately $5 million higher than the September 30, 1996 balance. The increase primarily relates to the recording of equity income.

Capitalization

        The Company's total capitalization at December 31, 1996 of $3,868 million included short-term debt of $1,500 million, long-term debt, including current portion, of $813 million and shareholders' equity of $1,555 million. Total capitalization at September 30, 1996 and December 31, 1995 was $2,541 million and $2,469 million, respectively. Total debt as a percentage of total capitalization increased to 60% from 41% at the 1996 fiscal year-end and 44% one year ago. The increase is attributable to the issuance of commercial paper in conjunction with the Prince acquisition. The Company intends to use the after-tax proceeds from the sale of PCD to repay a portion of this short-term debt. A portion of the remaining commercial paper will then be permanently refinanced under the $1.5 billion shelf registration statement on file with the Securities and Exchange Commission. The Company expects its debt to capitalization ratio to approximate 45%-50% by the end of fiscal 1997.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1996


        The Company believes its capital resources and liquidity position at December 31, 1996 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1997 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

Backlog

        The unearned backlog of commercial building systems, services and integrated facilities management contracts to be executed within the next year at December 31, 1996 was $1,207 million, compared with $1,168 million at September 30, 1996 and $1,174 million at December 31, 1995. The increase from September 30 primarily represents strong new construction and integrated facilities management activity worldwide.


        The unearned backlog of government facilities management contracts, which reflects only the noncancellable portion of uncompleted contracts was $339 million compared to $424 million at September 30, 1996 and $364 million last year. The decrease from September 30 primarily reflects the timing of contract renewals. The reduction from last year reflects the loss of certain contracts.

Risk Factors

        Except for the historical information contained herein, certain matters discussed in this Form 10-Q are "forward looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risks and uncertainties, and are subject to change based on various important factors. The Company wishes to take advantage of the "safe Harbor" provisions of the PSLRA by cautioning that numerous important factors as discussed in the Company's Form 8-K filing (dated September 27, 1996), among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings

        There have been no significant changes in status since the last Report.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1996


Item 4.   Results of Votes of Security Holders

        The registrant held its Annual Meeting of Shareholders on January 22, 1997. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (Paul A. Brunner, Southwood
J. Morcott, Martha R. Seger and Gilbert R. Whitaker, Jr.) were elected. Of the 38,771,709 shares voted, at least 38,114,446 granted authority to vote for these directors and no more than 657,263 shares withheld such authority.

        The retention of Price Waterhouse LLP as auditors was approved by the shareholders with 38,420,129 shares voted for such appointment, 152,972 shares voted against, and 198,608 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

  (a)       Exhibits

    11 Statement regarding computation of primary and fully diluted earnings per share.

    12 Statement regarding the computation of the ratio of earnings to fixed charges.

    27      Financial Data Schedule (electronic filing only).

  (b) The following Form 8-K's were filed during the first quarter or thereafter through the date of this report:

    (i) On October 4, 1996, the Company filed a Form 8-K which included the historical financial statements of Prince and pro forma financial information.

    (ii) On December 10, 1996, the Company filed a Form 8-K announcing the sale of the Plastic Container division.

JOHNSON CONTROLS, INC.

FORM 10-Q, DECEMBER 31, 1996




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              JOHNSON CONTROLS, INC.




Date:  February 14, 1997                     By:  Stephen A. Roell
                                                  Vice President and
                                                  Chief Financial Officer

                                                                      EXHIBIT 11




                             JOHNSON CONTROLS, INC.
                    COMPUTATION OF PRIMARY AND FULLY DILUTED
                               EARNINGS PER SHARE
                      (In millions, except per share data)


                                                 For the Three Months
                                                   Ended December 31,
                                               ---------------------------
                                               1996                  1995
                                               -----                 -----
PRIMARY EARNINGS PER SHARE
Net Income                                     $53.1                 $47.0

    Preferred dividends, net of tax
      benefit                                   (2.3)                 (2.4)
                                               -----                 -----

Earnings available for common
    shareholders                               $50.8                 $44.6
                                               -----                 -----


Average common shares outstanding
    Common stock                                41.4                  41.1

    Common stock equivalents -
      Assumed exercise of stock options          0.5                   0.4
                                               -----                 -----
                                                41.9                  41.5
                                               -----                 -----
Primary earnings per share                     $1.22                 $1.07
                                               =====                 =====

FULLY DILUTED EARNINGS PER SHARE

Net Income                                     $53.1                 $47.0

    After tax compensation expense
      which would arise from the assumed
      conversion of the Series D
      Convertible Preferred Stock               (1.3)                 (1.4)
                                               -----                 -----

Fully diluted earnings                         $51.8                 $45.6
                                               -----                 -----

Average common shares outstanding
    Common stock                                41.4                  41.1

    Conversion of Series D Convertible
      Preferred Stock                            3.0                   3.1

    Common stock equivalents -
      Assumed exercise of stock options          0.7                   0.5
                                               -----                 -----
                                                45.1                  44.7
                                               -----                 -----
Fully diluted earnings per share               $1.15                 $1.02
                                               =====                 =====

                                                                      EXHIBIT 12




                             JOHNSON CONTROLS, INC.
                      COMPUTATION OF RATIO OF EARNINGS TO
                                 FIXED CHARGES
                             (Dollars in millions)


                                                        For the Three Months
                                                      Ended December 31, 1996
                                                      ------------------------
Income from continuing operations                               $54.9
Provision for income taxes                                       44.6
Undistributed earnings of partially-owned affiliates             (6.3)
Minority interests in net earnings of subsidiaries                5.5
Amortization of previously capitalized interest                   1.1
                                                               ------
                                                                 99.8
                                                               ------


Fixed charges:
   Interest incurred and amortization of debt expense            35.9
   Estimated portion of rent expense                              9.4
                                                               ------
Fixed charges                                                    45.3
Less:  Interest capitalized during period                        (1.8)
                                                               ------
                                                                 43.5
                                                               ------

Earnings                                                       $143.3
                                                               ======

Ratio of earnings to fixed charges                                3.2
                                                               ======


          For the purpose of computing this ratio, "earnings" consist of (a) income from continuing operations before income taxes (adjusted for undistributed earnings or recognized losses of partially-owned affiliates which are less than 50% owned, minority interests in net earnings of subsidiaries, and amortization of previously capitalized interest), plus (b) fixed charges, minus (c) interest capitalized during the period. "Fixed charges" consist of (a) interest incurred and amortization of debt expense plus (b) the portion of rent expense representative of the interest factor.

                                                Securities & Exchange Commission
                                                450 Fifth Street, N.W.
                                                Attention Filing Desk, Stop 1-4
                                                Washington, D.C.  20549-1004

                                                February 14, 1997



Re:  Johnson Controls, Inc.
     SEC Form 10-Q Report
     Commission File No. 1-5097


Gentlemen:

          Attached for filing with the Commission is the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 of Johnson Controls, Inc. The report is being transmitted via EDGAR as mandated.



                                            Very truly yours,

                                            JOHNSON CONTROLS, INC.

                                            John P. Kennedy
                                            Vice President, Secretary and
                                            General Counsel