Form 10-Q
period 1997-03-31
JOHNSON CONTROLS INC
filed 1997-05-09
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

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

                       Yes __X__             No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                         Outstanding at March 31, 1997
          -----                         -----------------------------

Common Stock $.16 2/3 Par Value                   83,720,343

JOHNSON CONTROLS, INC.

                                   FORM 10-Q

                                 MARCH 31, 1997


                                  REPORT INDEX


                                                                        Page No.
PART I. - FINANCIAL INFORMATION:                                        --------
 Consolidated Statement of Financial Position
   at March 31, 1997, September 30, 1996 and
   March 31, 1996  ......................................                   3

 Consolidated Statement of Income for the Three and
   Six-Month Periods Ended March 31, 1997 and 1996  .....                   4

 Consolidated Statement of Cash Flows for the Six-
   Month Periods Ended March 31, 1997 and 1996  .........                   5

 Notes to Consolidated Financial Statements  ............                   6

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations  .................                   10


PART II. - OTHER INFORMATION:

 Item 1. Legal Proceedings  .............................                   15

 Item 4. Results of Votes of Security Holders  ..........                   15

 Item 5. Other Information...............................                   15

 Item 6. Exhibits and Reports on Form 8-K  ..............                   16

SIGNATURES  .............................................                   17

                             JOHNSON CONTROLS, INC.


                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (In millions)



                                                                 March 31,      September 30,    March 31,
                                                                   1997             1996           1996
                                                                 -----------    -------------    -----------
                                                                 (unaudited)                     (unaudited)
ASSETS
Cash and cash equivalents                                        $   176.6      $     165.2      $   124.6
Accounts receivable - net                                          1,532.9          1,376.7        1,294.7
Costs and earnings in excess of billings on
   uncompleted contracts                                             210.2            212.3          194.9
Inventories                                                          378.0            344.7          332.7
Net assets of discontinued operations                                  0.0            440.7          460.5
Other current assets                                                 335.5            309.5          328.8
                                                                 ---------      -----------      ---------
   Current assets                                                  2,633.2          2,849.1        2,736.2

Property, plant and equipment - net                                1,464.0          1,320.2        1,246.8
Goodwill - net                                                     1,590.3            548.2          539.8
Investments in partially-owned affiliates                            146.5            128.4          120.8
Other noncurrent assets                                              258.2            145.3          158.8
                                                                 ---------      -----------      ---------
   Total assets                                                  $ 6,092.2      $   4,991.2      $ 4,802.4
                                                                 =========      ===========      =========

LIABILITIES AND EQUITY
Short-term debt                                                     $917.1           $248.1         $283.6
Current portion of long-term debt                                    124.5             33.2           19.8
Accounts payable                                                   1,263.2          1,178.2        1,049.6
Accrued compensation and benefits                                    303.7            238.4          257.4
Accrued income taxes                                                  93.3             44.0           47.7
Billings in excess of costs and earnings
  on uncompleted contracts                                           110.9             83.6           98.7
Other current liabilities                                            453.5            357.1          345.0
                                                                 ---------      -----------      ---------
   Current liabilities                                             3,266.2          2,182.6        2,101.8

Long-term debt                                                       666.7            752.2          755.3
Postretirement health and other benefits                             168.1            167.9          165.6
Other noncurrent liabilities                                         411.4            380.7          371.4
Shareholders' equity                                               1,579.8          1,507.8        1,408.3
                                                                 ---------      -----------      ---------
   Total liabilities and equity                                  $ 6,092.2      $   4,991.2      $ 4,802.4
                                                                 =========      ===========      =========



    The accompanying notes are an integral part of the financial statements.

                            JOHNSON CONTROLS, INC.


                       CONSOLIDATED STATEMENT OF INCOME
                  (In millions, except per share; unaudited)


                                                            For the Three Months        For the Six Months
                                                               Ended  March 31,           Ended  March 31,
                                                            --------------------        ------------------
                                                             1997        1996            1997         1996
                                                            --------   ---------        -------     ---------
Net sales                                                   $ 2,743.6  $ 2,245.5        $ 5,504.9   $ 4,242.5
Cost of sales                                                 2,368.3    1,946.2          4,722.9     3,640.0
                                                            ---------  ---------        ---------   ---------
  Gross profit                                                  375.3      299.3            782.0       602.5

Selling, general and administrative expenses                    264.0      206.5            540.8       407.4
Restructuring charge                                             70.0        0.0             70.0         0.0
                                                            ---------  ---------        ---------   ---------
  Operating income                                               41.3       92.8            171.2       195.1

Interest income                                                   1.6        2.0              3.6         3.4
Interest expense                                                (33.5)     (20.4)           (66.0)      (35.0)
Miscellaneous - net                                               0.3       (0.4)             5.9        (0.7)
                                                            ---------  ---------        ---------   ---------
  Other income (expense)                                        (31.6)     (18.8)           (56.5)      (32.3)
                                                            ---------  ---------        ---------   ---------

Income before income taxes and minority interests                 9.7       74.0            114.7       162.8
Provision for income taxes                                        4.1       29.5             48.7        66.6
Minority interests in net earnings of subsidiaries                7.2        8.2             12.7        14.6
                                                            ---------  ---------        ---------   ---------
Income from continuing operations                                (1.6)      36.3             53.3        81.6

Discontinued operations
  Income (loss) from discontinued operations,
  adjusted for applicable provision (benefit) for income
  taxes of $0.5, $0.1, ($1.0) and $1.1, respectively,
  and minority interests                                          0.7        0.1             (1.1)        1.8

  Gain on sale of discontinued operations, net of $66
  of income taxes                                                69.0        --              69.0         --
                                                            ---------  ---------        ---------   ---------

Net income                                                  $    68.1  $    36.4        $   121.2   $    83.4
                                                            =========  =========        =========   =========

Earnings available for common shareholders                  $    65.6  $    34.1        $   116.4   $    78.7
                                                            =========  =========        =========   =========

(Loss) earnings per share from continuing operations
  Primary                                                      ($0.06) $    0.40        $    0.57   $    0.92
                                                            =========  =========        =========   =========
  Fully diluted                                                ($0.03) $    0.39        $    0.56   $    0.88
                                                            =========  =========        =========   =========

Earnings (loss) per share from discontinued operations
  Primary                                                   $    0.01  $    0.00           ($0.01)  $    0.02
                                                            =========  =========        =========   =========
  Fully diluted                                             $    0.01  $    0.00           ($0.01)  $    0.02
                                                            =========  =========        =========   =========

Earnings per share from gain on sale of discontinued
operations
  Primary                                                   $    0.82  $    0.00        $    0.82   $    0.00
                                                            =========  =========        =========   =========
  Fully diluted                                             $    0.76  $    0.00        $    0.76   $    0.00
                                                            =========  =========        =========   =========

Earnings per share
  Primary                                                   $    0.77  $    0.40        $    1.38   $    0.94
                                                            =========  =========        =========   =========
  Fully diluted                                             $    0.74  $    0.39        $    1.31   $    0.90
                                                            =========  =========        =========   =========


   The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)


                                                                                    For the Six Months
                                                                                      Ended March 31,
                                                                                 ------------------------
                                                                                    1997           1996
                                                                                 ---------        -------
OPERATING ACTIVITIES
Income from continuing operations                                                $    53.3        $ 81.6
Adjustments to reconcile income from continuing operations
  to cash provided by operating activities of continuing operations
    Depreciation                                                                     142.9         116.4
    Amortization of intangibles                                                       35.4          18.9
    Equity in earnings of partially-owned affiliates                                 (10.7)         (6.0)
    Deferred income taxes                                                            (20.4)         (4.6)
    Restructuring charge                                                              70.0           0.0
    Other                                                                              1.8          11.4
Changes in working capital, excluding acquisition of businesses
    Accounts receivable                                                              (92.0)       (129.8)
    Inventories                                                                      (36.1)        (37.9)
    Other current assets                                                             (21.0)        (12.3)
    Accounts payable and accrued liabilities                                          18.5          81.6
    Accrued income taxes                                                             (17.0)         14.5
    Billings in excess of costs and earnings on
      uncompleted contracts                                                           28.3          11.7
                                                                                 ---------        ------
          Cash provided by operating activities of continuing operations             153.0         145.5
          Cash (used) provided by operating activities of discontinued operations     (8.4)          8.5
                                                                                 ---------        ------
          Cash provided by operating activities                                      144.6         154.0
                                                                                 ---------        ------
INVESTING ACTIVITIES
Capital expenditures                                                                (145.8)       (154.3)
Sale of property, plant and equipment-net                                              7.3          10.5
Acquisition of businesses, net of cash acquired                                   (1,230.4)       (119.0)
Business divestitures                                                                645.6           0.0
Increase in long-term investments - net                                              (15.4)        (11.6)
Investing activities of discontinued operations                                      (19.5)        (26.2)
Other                                                                                  0.0           0.7
                                                                                 ---------        ------
          Cash used by investing activities                                         (758.2)       (299.9)
                                                                                 ---------        ------
FINANCING ACTIVITIES
Increase in short-term debt                                                          666.5         130.5
Issuance of long-term debt                                                             3.6         154.5
Repayment of long-term debt                                                          (31.0)        (79.9)
Payment of cash dividends                                                            (41.9)        (39.9)
Net financing activities of discontinued operations                                   16.5          22.8
Other                                                                                 11.3           2.0
                                                                                 ---------        ------
          Cash provided by financing activities                                      625.0         190.0
                                                                                 ---------        ------
Increase in cash and cash equivalents                                            $    11.4        $ 44.1
                                                                                 =========        ======


    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Financial Statements

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1996 (contained in the Form 8-K filed March 10,
1997). The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the Company's 1997 fiscal year because of seasonal and other factors.

2.    Acquisition and Divestiture of Businesses

      ACQUISITION

      Effective October 1, 1996, the Company completed the acquisition of Prince Holding Corporation (Prince) for approximately $1.3 billion. Prince, based in Holland, Michigan, supplies automotive interior systems and components including overhead systems and consoles, door panels, floor consoles, visors and armrests.

      The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the acquired net assets, which approximates $1.1 billion, was recorded as goodwill. The Company used the after-tax proceeds from the sale of its Plastic Container division (PCD) (see below) and debt securities to finance the purchase.

      DIVESTITURE

      On February 28, 1997, the Company completed the sale of its Plastic Container division (PCD) to Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group) for approximately $650 million, a portion of which is deferred. The Company recorded a gain on the sale of $135 million ($69 million or $.82 per primary share and $.76 per fully diluted share, after-tax).

    The results of PCD have been reported separately as discontinued operations in the Consolidated Statement of Income. The results of the discontinued operations do not reflect any interest expense or management fees allocated by the Company. Prior year consolidated financial statements have been restated to present PCD as a discontinued operation.

      Revenues of PCD were $242 million for the five months ended February 28, 1997 and $384 million for the six months ended March 31, 1996. These amounts are not included in sales as reported in the Consolidated Statement of Income.

      PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma results of operations of the Company give effect to the acquisition of Prince, the divestiture of PCD and the application of the after-tax proceeds from the PCD sale, as though these transactions had occurred on October 1, 1995 (amounts in millions, except per share data).

                                                       For the Six Months
                                                          Ended March 31,
                                                      1997(1)          1996
                                                    ---------        --------
Net sales                                           $5,504.9         $4,665.6
Income from continuing operations                   $   59.3         $   86.3
Earnings per share from continuing
  operations
      Primary                                       $    .64         $    .98
      Fully diluted                                 $    .62         $    .93

(1) Amounts include restructuring charge (see note 3 below) of $70.0 million ($40.3 million or $.48 per primary share and $.44 per fully diluted share, after-tax.)

    The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Prince and the divestiture of PCD taken place on October 1, 1995 or the future results of operations of the combined companies.

3.  Restructuring Charge

    In the second quarter of 1997, the Company recorded a restructuring charge, including related asset writedowns, of $70.0 million ($40.3 million or $.48 per primary share and $.44 per fully diluted share, after-tax). Details of the restructuring charge are as follows (in millions):

     Writedown of long-lived assets                          $43.6
     Employee severance and termination benefits              10.7
     Other                                                    15.7
                                                             -----
                                                             $70.0

     The restructuring initiatives involve the Company's automotive and controls groups and include four plant closings and the elimination of certain underperforming business lines which will result in workforce reductions of approximately 650 employees and the writedown of certain long-lived assets, including goodwill. These actions, which will take place in both the United States and Europe, resulted in restructuring charges of $37.0 million and $33.0 million for the automotive and controls groups, respectively. The automotive group charges primarily relate to its European business where certain manufacturing capacity is being eliminated or realigned with future customer sourcing requirements, and product development resources are being consolidated. Most significantly, the Company has decided to close a complete seat manufacturing facility located in Belgium due to the announcement by Renault of the closure of their automobile manufacturing operations in that country. In addition, the Company is converting a seat cushion facility in Portugal from a specialized rubberized hair to a new foam operation as a result of the loss of certain General Motors business in Spain. Within the controls group, the Company is divesting a business which provides low-end maintenance services as it no longer provides a means of penetrating more lucrative markets. In addition, the Company has exited domestic cable installation activities.

     For plants to be closed and business lines eliminated, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. All intangible asset carrying values associated with the plant closings and elimination of business lines have been eliminated. The write-down of long-lived assets of $43.6 million approximates the carrying value of those assets as fair value of the tangible assets less costs to sell is negligible. Considerable management judgment is necessary to estimate fair value, accordingly, actual results could vary significantly from such estimates.

     The cash and noncash elements of the restructuring charge approximate $15.6 million and $54.4 million, respectively. It is expected that these restructuring actions will be substantially completed by the end of fiscal 1997.

4.   Stock Split


     On January 22, 1997, the Company's Board of Directors authorized a two-for-one stock split to be distributed on March 31, 1997 to shareholders of record on March 7, 1997. All share and per share information has been restated to reflect the split.

5.   Financial Instruments


     In March, 1997, the Company renewed its 50 million Deutschemark (DM) cross-currency interest rate swap for a period of up to three years. Under the swap, the Company receives interest based on a floating three-month U.S. dollar LIBOR rate on $30 million and pays interest based on a three-month floating DM LIBOR rate on 50 million DM.

     Also in March, 1997, the Company settled its 50 million DM forward contract by paying 50 million DM in exchange for receiving $30 million.

6.   Cash Flow


     For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Income taxes paid during the six months ended March 31, 1997 and 1996
(net of income tax refunds) totaled approximately $139 million and $49 million, respectively. The increase primarily relates to the acquisition of Prince and an IRS audit adjustment paid in the second quarter of 1997. Total interest paid on both long-term and short-term debt was $66 million and $30 million for the six months ended March 31, 1997 and 1996, respectively.

7.   Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

                                                           March 31,
                                                     1997             1996
                                                   --------         --------
                                                         (in millions)
Raw materials and supplies                         $ 163.5          $ 131.9
Work-in-process                                       96.3             99.3
Finished goods                                       159.5            146.5
                                                   -------          -------
      FIFO inventories                               419.3            377.7
LIFO reserve                                          41.3             45.0
                                                   -------          -------
      LIFO inventories                             $ 378.0          $ 332.7
                                                   =======          =======

8.    Income Taxes


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

9.    Earnings Per Share


      Primary earnings per share are computed by dividing net income, after deducting dividend requirements on the Company's Series D Convertible Preferred Stock, by the weighted average number of common shares and common stock equivalents which would arise from the exercise of stock options. Fully diluted earnings are computed by deducting from net income the after-tax compensation expense which would arise from the assumed conversion of the Series D Convertible Preferred Stock, which was $1.4 million for the three months ended March 31, 1997 and 1996 and $2.7 million and $2.8 million for the six months ended March 31, 1997 and 1996, respectively. Fully diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of the stock options.

      The weighted average number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                              Three Months Ended                    Six Months Ended
                                  March 31,                             March 31,
                              1997         1996                     1997        1996
                              ----         -----------------------------        ----
                                                   (in millions)
              Primary         84.9          83.7                     84.5        83.4
              Fully diluted   90.8          90.0                     90.6        89.8

10. Future Accounting Changes


    In February, 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This statement establishes revised standards for computing and presenting earnings per share. The statement is effective for the Company's fiscal 1998 first quarter. All prior periods are required to be restated. The adoption of this standard will not have a material impact on the Company's reported earnings per share.

11. Contingencies


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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

    On December 6, 1996, the Company and Schmalbach-Lubeca/AG Continental Can (a member of the VIAG Group) signed a definitive agreement under which Schmalbach-Lubeca would purchase the Plastic Container division (PCD) of the Company for approximately $650 million. The transaction was completed on February 28, 1997. The Company recorded a gain on the sale of $135 million ($69 million or $.82 per primary share and $.76 per fully diluted share, after-tax).

    Operating results, net assets and cash flows of PCD have been segregated as discontinued operations in the accompanying consolidated financial statements. Net (loss) earnings of PCD were ($1.1) million (($.01) per share on a fully diluted basis) and $1.8 million ($.02 per share on a fully diluted basis) on sales of $242 million and $384 million for the five months ended February 28, 1997 and six months ended March 31, 1996, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996

CONTINUING OPERATIONS

    Consolidated net sales for the second quarter of fiscal 1997 rose 22% to $2,744 million, up from $2,246 million for the prior year quarter.

    Automotive segment sales for the second quarter of $1,980 million were 28% higher than the prior year's $1,541 million. Approximately one-half of the increase reflects the addition of Prince, the interior systems company acquired in October 1996. North American seating sales experienced growth in excess of the 8% increase in industry vehicle production levels, resulting from the Company's participation with new and successful vehicle models such as Ford's Expedition and F-150 light trucks and General Motors' minivans. European seating sales were slightly higher than the prior year quarter despite an unfavorable exchange rate impact on sales. Sales of automotive batteries were up over the prior year period due to higher unit shipments to both the replacement and original equipment markets.

    Controls segment sales increased 8% to $764 million from $705 million in the prior year primarily due to a higher level of integrated facilities management activity in both the commercial and government markets worldwide. The segment also experienced an increase in the nonresidential new construction market, primarily in North America and the Pacific Rim and within its North American service business. Orders from the commercial buildings market in the second quarter of fiscal 1997 were level with a year ago.

    Consolidated operating income for the second fiscal quarter of 1997 was $41 million. This amount includes nonrecurring costs of $76 million. The Company recorded a restructuring charge, including related asset writedowns, of $70 million involving its automotive and controls groups. The automotive initiatives primarily relate to its European operations where certain manufacturing capacity is being realigned with future customer sourcing requirements, and product development resources are being consolidated.
Charges associated with the controls business principally address the Company's decision to exit certain low-margin service activities which are outside its core controls and facilities management businesses. Also impacting the quarter was $6 million in costs associated with strikes at two of the Company's automotive facilities and a strike at a General Motors facility which the Company supplies. Operating income before these nonrecurring costs was $117 million, a 26% improvement over the prior year's $93 million.

    The automotive segment's operating income (before strike costs of $6 million and restructuring charge of $37 million) grew as a result of the volume increases, however, at a lower rate than sales. Margins were impacted by several factors including start-up and engineering investments related to new seating programs, and start-up investments in the emerging South American and Pacific Rim markets.

    Operating income for the controls segment (before restructuring charge of $33 million) improved at a rate slightly less than sales. Operating margins associated with the segment's rapidly growing integrated facility management business are lower than those of the systems installation and service businesses.

    Other expense increased $13 million over the comparable prior year quarter. Net interest expense increased $14 million as a result of the financing associated with the Prince acquisition.

      The effective income tax rate on continuing operations was 42.5% for the three-month period ended March 31, 1997 compared to 39.9% for the comparable quarter last year. The increase primarily reflects the non-deductible goodwill amortization associated with the acquisition of Prince.

      The Company's second quarter loss from continuing operations was $2 million or $.06 per primary share and $.03 per fully diluted share. Prior to the nonrecurring costs ($44 million or $.52 per primary share and $.48 per fully diluted share, after-tax), income from continuing operations was $42 million, an increase of 16% from the prior year quarter's $36 million. This increase was due to the improvements in operating income, offset by higher interest expense, as noted above. Primary and fully diluted earnings per share from continuing operations (before nonrecurring costs) for the quarter ended March 31, 1997, were $.46 and $.45, respectively, up from $.40 and $.39 in the prior year.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996

CONTINUING OPERATIONS

      For the six months ended March 31, 1997, sales totaled $5,505 million, an increase of 30% from the year ago period. A substantial portion of the increase resulted from a higher level of activity in the automotive segment.

      Automotive segment sales for the first half of 1997 were $4,010 million, up 38% from $2,906 in the prior year. Over one-half of the increase reflects the acquisitions of Prince, the interior systems company acquired in October 1996, and Roth Freres, the seating and interior systems company acquired in December 1995. Although industry vehicle production levels for the first half of the fiscal year were up 3%, North American seating sales experienced strong growth reflecting the Company's participation with new and successful vehicle models such as Ford's Expedition and F-150 light trucks and General Motors' minivans. European seating sales were also higher resulting from new programs with Ford, Chrysler and Volkswagen. Sales of automotive batteries were up over the prior year period due to higher unit shipments to the replacement market (including new customer, Western Auto) and the original equipment market.

      The controls segment experienced 12% sales growth, from $1,337 million to $1,495 million for the first half of 1997. Most of the revenue growth was associated with higher integrated facilities management activity in both the commercial and government markets worldwide. Nonresidential new construction sales were also higher, primarily in North America and the Pacific Rim.

      The overall sales growth experienced in the first half of 1997 is expected to continue throughout the year. Automotive segment sales are expected to increase approximately 25%-30%. The projected increase is due to the Prince acquisition (October 1996), the first quarter impact of the Roth acquisition (December 1995), the strength of the domestic automotive market, the launch of new seating business worldwide, and higher battery sales. Management expects an increase in controls segment sales of approximately 10%-15%. The anticipated driver of this increase is a higher level of activity in the commercial integrated facilities management market.

      Consolidated operating income for the first half of 1997 was $171 million. Prior to the nonrecurring costs of $76 million previously discussed, operating income of $247 million was 27% higher than the prior year's $195 million.

      Operating income of the automotive segment (before strike costs and restructuring charge) was higher than the prior year resulting from the volume increases noted above. Operating margins, however, were impacted by several factors including start-up and engineering investments related to new seating programs, and start-up investments in the emerging South American and Pacific Rim markets.

      Operating income for the controls segment (before the restructuring charge) improved at a rate slightly less than sales. As previously noted, the operating margins associated with the integrated facility management business are lower than those of the systems installation and service businesses.

      Other expense for the first half of 1997 increased $24 million compared to the prior year. Net interest expense increased $31 million as a result of the financing associated with the Prince acquisition. Miscellaneous income increased approximately $7 million due to an increase in equity earnings from the automotive segment's European and Mexican seating affiliates.

      The effective income tax rate on continuing operations was 42.5% for the first half of 1997 compared to 40.9% for the comparable period last year. The increase primarily reflects the non-deductible goodwill amortization associated with the acquisition of Prince.

      The Company's income from continuing operations for the first half of 1997 was $53 million or $.57 per primary share and $.56 per fully diluted share. Before the nonrecurring costs ($44 million or $.52 per primary share and $.48 per fully diluted share, after-tax), income from continuing operations was $97 million or 19% higher than the prior year's $82 million. This increase was due to the improvements in operating income, offset by higher interest expense, as noted above. Primary and fully diluted earnings per share from continuing operations (before nonrecurring costs) were $1.09 and $1.04, respectively, up from $.92 and $.88 in the prior year.


COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

      The Company's working capital (excluding "Net assets of discontinued operations") totaled a negative $633 million at March 31, 1997, compared with $226 million and $174 million at September 30, 1996 and March 31, 1996, respectively. The large decrease in working capital relates to the increase in short-term debt used to finance the acquisition of Prince. Working capital, excluding debt and cash, was lower than the comparable prior year periods due to higher accrued liabilities partially related to the restructuring charge.

      Operating activities of continuing operations provided cash of $153 million for the first half of the year compared to $146 million in the prior year. Higher income, adjusted for non cash items, was largely offset by higher working capital.

Capital Expenditures and Other Investments


      Capital expenditures for property, plant and equipment related to continuing operations were approximately $146 million for the first half of fiscal 1997, a decline of $8 million from the $154 million incurred during the first half of fiscal 1996. Management projects that capital spending for the full year will be approximately $375-$400 million. The majority of the spending will be for new automotive seating and interior product lines and facilities. Cost reduction projects in both segments are planned for fiscal 1997.

      Goodwill of $1,590 million at March 31, 1997 was $1,042 million higher than at September 30 due to the acquisition of Prince.

      Investments in partially-owned affiliates of $147 million were approximately $18 million higher than the September 30, 1996 balance. The increase primarily relates to the recording of equity income and an investment in a Brazilian automotive battery joint venture.

Capitalization

      The Company's total capitalization at March 31, 1997 of $3,288 million included short-term debt of $917 million, long-term debt, including current portion, of $791 million and shareholders' equity of $1,580 million. Total capitalization at September 30, 1996 and March 31, 1996 was $2,541 million and $2,467 million, respectively. Total debt as a percentage of total capitalization increased to 52% from 41% at the 1996 fiscal year-end and 43% one year ago. The increase is attributable to the issuance of commercial paper
in conjunction with the Prince acquisition.    However, the ratio is below the
December 31, 1996 ratio of 60% as the Company used the after-tax proceeds from the sale of PCD to reduce its short-term debt. The Company currently intends to refinance a portion of the remaining commercial paper under the $1.5 billion shelf registration statement on file with the Securities and Exchange Commission. The Company expects its debt to capitalization ratio to approximate 45%-50% by the end of fiscal 1997.

      The Company believes its capital resources and liquidity position at March 31, 1997 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1997 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

Backlog

      The unearned backlog of commercial building systems, services and integrated facilities management contracts to be executed within the next year at March 31, 1997 was $1,200 million, compared with $1,168 million at September 30, 1996 and $1,120 million at March 31, 1996. The increase from September 30 and the prior year primarily represents higher new construction and performance contracting activity worldwide.

      The unearned backlog of government facilities management contracts, which reflects only the noncancellable portion of uncompleted contracts was $258 million compared to $424 million at September 30, 1996 and $321 million last year. The decrease from September 30 primarily reflects the timing of contract renewals. The reduction from last year reflects the loss of certain contracts.

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

Item 4.  Results of Votes of Security Holders


      Reference is made to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 22, 1997.

Item 5.  Other Information


      (a)       Robert Netolicka was named Vice President and General
                Manager, Integrated Facility Management-Commercial. Since 1993, Mr. Netolicka has serviced as Vice President and General Manager of the Company's Systems Products Business. He joined the Company in 1974.

      (b) Keith E. Wandell was named Vice President and General Manager, Battery. Since joining the Company in 1988, he has served in a number of management positions of increasing responsibility, including most recently as

                Vice President and General Manager of the Company's SLI battery business.

      (c) Stacy L. Fox was named an Assistant Secretary and Corporate Officer. Ms. Fox is Vice President and Division General Counsel of the Company's Automotive Systems Group. She joined the Company in 1989.

      (d) Patrick J. Dennis was named Controller and was elected a Corporate Officer. Since joining the Company in
                1983, Mr. Dennis had held controller
                responsibilities for the Automotive Systems Group.

      (e)       James H. Pell and Robert C. Dickhaus left the Company.

Item 6.  Exhibits and Reports on Form 8-K

      (a)       Exhibits

         11 Statement regarding computation of primary and fully diluted earnings per share.

         12 Statement regarding the computation of the ratio of earnings to fixed charges.

         27     Financial Data Schedule (electronic filing only).

      (b) The following Form 8-K's were filed during the second quarter or thereafter through the date of this report:

         (i) On March 10, 1997, the Company filed two Form 8-K's. One of the Form 8-K's was filed to provide the reclassified financial statements of the Company which presented PCD as a discontinued operation and presented the effect of the stock split. The second Form 8-K provided the historical financial statements of Prince and pro forma financial information related to the sale of PCD.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JOHNSON CONTROLS, INC.


Date:  May 7, 1997                        Stephen A. Roell
                                          Vice President and
                                          Chief Financial Officer