Form 10-Q
period 1997-06-30
JOHNSON CONTROLS INC
filed 1997-08-14
CIK 53669

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

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

                                 Yes  X    No
                                      --      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class               Outstanding at June 30, 1997
              ------              ----------------------------
Common Stock $.16 2/3 Par Value            83,773,063

JOHNSON CONTROLS, INC.
----------------------
                                  FORM 10-Q

                                June 30, 1997


                                REPORT INDEX
                                ------------
                                                                 Page No.
                                                                 --------
          PART I. - FINANCIAL INFORMATION:

          Consolidated Statement of Financial Position
            at June 30, 1997, September 30, 1996 and
            June 30, 1996  .......................................  3

          Consolidated Statement of Income for the Three and
            Nine-Month Periods Ended June 30, 1997 and 1996  .....  4

          Consolidated Statement of Cash Flows for the Nine-
            Month Periods Ended June 30, 1997 and 1996  ..........  5

          Notes to Consolidated Financial Statements  ............  6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations  .................  10


          PART II. - OTHER INFORMATION:

          Item 1. Legal Proceedings  .............................  15

          Item 4. Results of Votes of Security Holders  ..........  15

          Item 6. Exhibits and Reports on Form 8-K  ..............  16

          SIGNATURES  ............................................  17

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (In millions)



                                                        June 30,                September 30,           June 30,
                                                          1997                       1996                 1996
                                                        --------                -------------           --------
                                                       (unaudited)                                     (unaudited)


ASSETS
Cash and cash equivalents                               $  200.5                $  165.2                $  152.8
Accounts receivable - net                                1,466.6                 1,376.7                 1,361.7
Costs and earnings in excess of billings on
  uncompleted contracts                                    216.0                   212.3                   212.1
Inventories                                                359.9                   344.7                   334.2
Net assets of discontinued operations                        0.0                   440.7                   462.3
Other current assets                                       361.1                   309.5                   341.3
                                                        --------                --------                --------
  Current assets                                         2,604.1                 2,849.1                 2,864.4

Property, plant and equipment - net                      1,488.7                 1,320.2                 1,242.6
Goodwill - net                                           1,581.3                   548.2                   532.7
Investments in partially-owned affiliates                  145.3                   128.4                   143.2
Other noncurrent assets                                    253.5                   145.3                   153.2
                                                        --------                --------                --------
  Total assets                                          $6,072.9                $4,991.2                $4,936.1
                                                        ========                ========                ========

LIABILITIES AND EQUITY
Short-term debt                                         $  643.4                $  248.1                $  244.8
Current portion of long-term debt                          125.3                    33.2                    19.6
Accounts payable                                         1,324.9                 1,178.2                 1,138.8
Accrued compensation and benefits                          323.9                   238.4                   264.7
Accrued income taxes                                        92.5                    44.0                    75.2
Billings in excess of costs and earnings on
  uncompleted contracts                                    107.6                    83.6                   100.7
Other current liabilities                                  487.5                   357.1                   359.5
                                                        --------                --------                --------
  Current liabilities                                    3,105.1                 2,182.6                 2,203.3

Long-term debt                                             819.7                   752.2                   760.8
Postretirement health and other benefits                   166.3                   167.9                   167.1
Other noncurrent liabilities                               349.5                   380.7                   366.6
Shareholders' equity                                     1,632.3                 1,507.8                 1,438.3
                                                        --------                --------                --------
  Total liabilities and equity                          $6,072.9                $4,991.2                $4,936.1
                                                        ========                ========                ========



    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.


                        CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share; unaudited)


                                                             For the Three Months                For the Nine Months
                                                                Ended June 30,                      Ended June 30,
                                                             --------------------                -------------------
                                                                1997      1996                      1997      1996
                                                             --------   ---------                --------   --------


Net sales                                                    $2,879.3     $2,482.0            $8,384.2     $6,724.5
Cost of sales                                                 2,445.9      2,132.5             7,168.8      5,772.5
                                                             --------     --------            --------     --------
  Gross profit                                                  433.4        349.5             1,215.4        952.0

Selling, general and administrative expenses                    271.0        222.6               811.8        630.0
Restructuring charge                                              0.0          0.0                70.0          0.0
                                                                -----        -----               -----        -----
  Operating income                                              162.4        126.9               333.6        322.0

Interest income                                                   2.5          2.1                 6.1          5.5
Interest expense                                                (28.5)       (18.9)              (94.5)       (53.9)
Miscellaneous - net                                               5.4          6.5                11.3          5.8
                                                                -----        -----               ------       -----
  Other income (expense)                                        (20.6)       (10.3)              (77.1)       (42.6)
                                                                -----        -----               -----        -----

Income before income taxes and minority interests               141.8        116.6               256.5        279.4
Provision for income taxes                                       60.2         47.3               108.9        113.9
Minority interests in net earnings of subsidiaries                7.2          5.8                19.9         20.4
                                                                 ----         ----               -----        -----
Income from continuing operations                                74.4         63.5               127.7        145.1

Discontinued operations
  Income (loss) from discontinued operations,
  adjusted for applicable provision (benefit) for income
  taxes of $0, $5.0, ($1.0) and $6.1, respectively,
  and minority interests                                          0.0          5.8                (1.1)         7.6

  Gain on sale of discontinued operations, net of $66.0
  of income taxes                                                 0.0          0.0                69.0          0.0
                                                                -----        -----              ------       ------
  Net income                                                    $74.4        $69.3              $195.6       $152.7
                                                                =====        =====              ======       ======
Earnings available for common shareholders                      $72.1        $66.9              $188.5       $145.6
                                                                =====        =====              ======       ======
Earnings per share from continuing operations
      Primary                                                   $0.85        $0.73               $1.42        $1.65
                                                                =====        =====               =====        =====
      Fully diluted                                             $0.81        $0.69               $1.37        $1.57
                                                                =====        =====               =====        =====
Earnings (loss) per share from discontinued operations
      Primary                                                   $0.00        $0.07              ($0.01)       $0.09
                                                                =====        =====              ======        =====
      Fully diluted                                             $0.00        $0.07              ($0.01)       $0.09
                                                                =====        =====              ======        =====
Earnings per share from gain on sale of discontinued
operations
      Primary                                                   $0.00        $0.00               $0.82        $0.00
                                                                =====        =====               =====        =====
      Fully diluted                                             $0.00        $0.00               $0.76        $0.00
                                                                =====        =====               =====        =====
Earnings per share
      Primary                                                   $0.85        $0.80               $2.23        $1.74
                                                                =====        =====               =====        =====
      Fully diluted                                             $0.81        $0.76               $2.12        $1.66
                                                                =====        =====               =====        =====

The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)


                                                                                                  For the Nine Months
                                                                                                     Ended June 30,
                                                                                               -----------------------
                                                                                                 1997           1996
                                                                                               ---------     ---------
OPERATING ACTIVITIES
Income from continuing operations                                                                $127.7         $145.1
Adjustments to reconcile income from continuing operations
  to cash provided by operating activities of continuing operations
    Depreciation                                                                                  212.2          174.4
    Amortization of intangibles                                                                    51.2           25.1
    Equity in earnings of partially-owned affiliates                                              (16.5)          (9.4)
    Deferred income taxes                                                                         (58.3)         (10.8)
    Restructuring charge                                                                           70.0            0.0
    Other                                                                                         (21.0)          14.0
Changes in working capital, excluding acquisition and divestiture of businesses
    Receivables                                                                                   (44.3)        (219.3)
    Inventories                                                                                   (19.0)         (38.9)
    Other current assets                                                                          (52.5)         (29.8)
    Accounts payable and accrued liabilities                                                      188.8          194.3
    Accrued income taxes                                                                          (17.2)          40.0
    Billings in excess of costs and earnings on
      uncompleted contracts                                                                        25.3           13.8
                                                                                                  -----          -----
          Cash provided by operating activities of continuing operations                          446.4          298.5
          Cash (used) provided by operating activities of discontinued operations                  (8.4)          38.1
                                                                                                  -----          -----
          Cash provided by operating activities                                                   438.0          336.6
                                                                                                  -----          -----
INVESTING ACTIVITIES
Capital expenditures                                                                             (239.5)        (222.8)
Sale of property, plant and equipment-net                                                          10.1           11.6
Acquisition of businesses, net of cash acquired                                                (1,261.9)        (119.2)
Divestiture of businesses                                                                         645.6            0.0
Increase in long-term investments - net                                                           (12.5)         (23.1)
Investing activities of discontinued operations                                                   (19.5)         (32.3)
Other                                                                                               0.0            0.7
                                                                                                 ------         ------
          Cash used by investing activities                                                      (877.7)        (385.1)
                                                                                                 ------         ------
FINANCING ACTIVITIES
Increase in short-term debt                                                                       570.0           99.2
Issuance of long-term debt                                                                          6.5          152.2
Repayment of long-term debt                                                                       (29.3)         (79.5)
Payment of cash dividends                                                                         (62.9)         (60.1)
Net financing activities of discontinued operations                                                16.5           11.8
Other                                                                                             (25.8)          (2.8)
                                                                                                  -----          -----
          Cash provided by financing activities                                                   475.0          120.8
                                                                                                  -----          -----
Increase in cash and cash equivalents                                                             $35.3          $72.3
                                                                                                  =====          =====


    The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
----------------------
FORM 10-Q, JUNE 30, 1997
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
1.   Financial Statements
     --------------------

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1996 (contained in the Form 8-K filed March 10,
1997). The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the Company's 1997 fiscal year because of seasonal and other factors.

2. Acquisition and Divestiture of Businesses
   -----------------------------------------

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

     Revenues of PCD were $242 million for the five months ended February 28, 1997 and $608 million for the nine months ended June 30, 1996. These amounts are not included in sales as reported in the Consolidated Statement of Income.

JOHNSON CONTROLS, INC.
----------------------
Form 10-Q, June 30, 1997
     PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma results of operations of the Company give effect to the acquisition of Prince, the divestiture of PCD and the application of the after-tax proceeds from the PCD sale, as though these transactions had occurred on October 1, 1995 (amounts in millions, except per share data).


                                                    For the Nine Months
                                                        Ended June 30,
                                                     1997(1)     1996
                                                   ----------  ----------
     Net sales                                     $ 8,384.2    $ 7,380.0
     Income from continuing operations             $   133.7    $   160.0
     Earnings per share from continuing
       operations
         Primary                                   $    1.49    $    1.83
         Fully diluted                             $    1.43    $    1.74


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

3.   Restructuring Charge
     --------------------

     In the second quarter of 1997, the Company recorded a restructuring charge, including related asset writedowns, of $70.0 million ($40.3 million or $.48 per primary share and $.44 per fully diluted share, after-tax). Details of the restructuring charge are as follows (in millions):


               Writedown of long-lived assets               $  43.6
               Employee severance and termination benefits     10.7
               Other                                           15.7
                                                            -------
                                                            $  70.0
                                                            =======


     The restructuring initiatives involve the Company's automotive and controls groups and include four plant closings and the elimination of certain underperforming business lines which will result in workforce reductions of approximately 650 employees and the writedown of certain long-lived assets, including goodwill. These actions, which will take place in both the United States and Europe, resulted in restructuring charges of $37.0 million and $33.0 million for the automotive and controls groups, respectively. The automotive group charges primarily relate to its European business where certain manufacturing capacity is being eliminated or realigned with future customer sourcing requirements, and product development resources are being consolidated. Most significantly, the Company has decided to close a complete seat manufacturing facility located in Belgium due to the announcement by Renault of the closure of their automobile manufacturing operations in that country. In addition, the Company is converting a seat cushion facility in Portugal from a specialized rubberized hair to a new foam operation as a result

JOHNSON CONTROLS, INC.
----------------------
Form 10-Q, June 30, 1997

of the loss of certain General Motors business in Spain. Within the controls group, the Company is restructuring a business which provides low-end maintenance services as it no longer provides a means of penetrating more lucrative markets. In addition, the Company has exited domestic cable installation activities.

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

     The cash and noncash elements of the restructuring charge approximate $15.6 million and $54.4 million, respectively. It is expected that these restructuring actions will be substantially completed by approximately mid-year of fiscal 1998.

4.   Stock Split
     -----------

    On January 22, 1997, the Company's Board of Directors authorized a two-for-one stock split to be distributed on March
 31, 1997 to shareholders of record on March 7, 1997. All share and per share information has been restated to reflect the split.

5.   Issuance of Long-Term Debt
     --------------------------

     On July 10, 1997, the Company issued $150 million of 7.125% notes due in 2017. The proceeds were used to refinance commercial paper borrowings associated with the Prince acquisition. Accordingly, at June 30, 1997, $150 million of short-term debt was classified as long-term debt.

6.   Financial Instruments
     ---------------------

     In March 1997, the Company renewed its 50 million Deutschemark (DM) cross-currency interest rate swap for a period of up to three years. Under the swap, the Company receives interest based on a floating three-month U.S. dollar LIBOR rate on $30 million and pays interest based on a three-month floating DM LIBOR rate on 50 million DM.

     Also in March 1997, the Company settled its 50 million DM forward contract by paying 50 million DM in exchange for receiving $30 million.

7.   Cash Flow
     ---------

     For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Income taxes paid during the nine months ended June 30, 1997 and 1996 (net of income tax refunds) totaled approximately $240 million and $68 million, respectively. The increase primarily relates to the earnings of Prince, payment of estimated taxes on

JOHNSON CONTROLS, INC.
----------------------
Form 10-Q, June 30, 1997
the gain on the sale of PCD, and an IRS audit adjustment paid in the second quarter of 1997. Total interest paid on both long-term and short-term debt was $98 million and $53 million for the nine months ended June 30, 1997 and 1996, respectively.

8. Inventories
   -----------

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

Inventories were comprised of the following:


                                                  June 30,
                                               1997     1996
                                              -------  -------
                                                (in millions)
Raw materials and supplies                    $  153.2   $  133.8
Work-in-process                                  110.4      104.2
Finished goods                                   137.6      141.2
                                              --------   --------
   FIFO inventories                              401.2      379.2
LIFO reserve                                      41.3       45.0
                                              --------   --------
   LIFO inventories                           $  359.9   $  334.2
                                              ========   ========


9. Income Taxes
   ------------

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

10. Earnings Per Share
    ------------------

     Primary earnings per share are computed by dividing net income, after deducting dividend requirements on the Company's Series D Convertible Preferred Stock, by the weighted average number of common shares and common stock equivalents which would arise from the exercise of stock options. Fully diluted earnings are computed by deducting from net income the after-tax compensation expense which would arise from the assumed conversion of the Series D Convertible Preferred Stock, which was $1.4 million for the three months ended June 30, 1997 and 1996 and $4.1 million and $4.2 million for the nine months ended June 30, 1997 and 1996, respectively. Fully diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of the stock options.

     The weighted average number of shares used in the computations of primary and fully diluted earnings per share were as follows:


                                           Three Months Ended  Nine Months Ended
                                               June 30,             June 30,
                                           1997      1996         1997      1996
                                           ----      ----         ----      ----
                                                       (in millions)

                        Primary            84.9      83.8          84.7     83.5
                        Fully diluted      90.9      89.9          90.6     89.7

JOHNSON CONTROLS, INC.
----------------------
Form 10-Q, June 30, 1997
11. Future Accounting Changes
    -------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This statement establishes revised standards for computing and presenting earnings per share. The statement is effective for the Company's fiscal 1998 first quarter. All prior periods are required to be restated. The adoption of this standard will not have a material impact on the Company's reported earnings per share.

12. Contingencies
    -------------

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

     Operating results, net assets and cash flows of PCD have been segregated as discontinued operations in the accompanying consolidated financial statements. Net (loss) earnings of PCD were ($1.1) million (($.01) per fully diluted share) and $7.6 million ($.09 per fully diluted share) on sales of $242 million and $608 million for the five months ended February 28, 1997 and nine months ended June 30, 1996, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------
AND JUNE 30, 1996
-----------------

CONTINUING OPERATIONS

     Consolidated net sales increased to $2,879 million for the third quarter of fiscal 1997, a 16% increase from third quarter sales of $2,482 million for the prior year.

JOHNSON CONTROLS, INC.
----------------------
Form 10-Q, June 30, 1997
     Automotive segment sales for the quarter of $2,106 million were 21% higher than the prior year's $1,738 million. Almost two-thirds of the increase reflects the addition of Prince, the interior systems company acquired in October 1996. North American seating sales rose from the prior year quarter despite a slight decrease in industry vehicle production levels. Higher seating sales were the result of the Company's participation with new and successful vehicle models such as the Ford Expedition and General Motors' minivans. European seating sales were slightly higher than the prior year quarter before the impact of lower currency exchange rates. Sales of automotive batteries were up over the prior year period due to higher unit shipments to both the replacement and original equipment markets.

     Controls segment sales improved to $774 million, a 4% increase from the prior period's $744 million. The increase was largely due to a higher level of performance contracting activity in the North American existing buildings market and increased integrated facility management sales in the commercial domestic and European markets.

     Consolidated operating income for the third fiscal quarter of 1997 increased to $162 million, up 28% from the prior year's $127 million. The Company incurred approximately $8 million ($.05 per fully diluted share) in costs during the quarter primarily associated with a strike at Chrysler's Mound Road engine facility.

     Automotive segment operating income increased from the prior year period despite the impact of the Chrysler strike. Improved operating income was primarily due to the addition of income from Prince and the automotive battery business.

     Operating income for the controls segment for the third quarter improved from the prior year due to the volume increases noted above. Worldwide orders for control systems increased due to higher North American performance contracting activity.

     Other expense increased $10 million over the comparable prior year quarter. Net interest expense increased $9 million as a result of the financing associated with the Prince acquisition.

     The effective income tax rate on continuing operations was 42.5% for the three-month period ended June 30, 1997 compared to 40.6% for the comparable quarter last year. The increase primarily reflects the non-deductible goodwill amortization associated with the acquisition of Prince.

     Income from continuing operations for the third quarter was $74 million, an increase of 17% compared with the prior year's quarter of $64 million. The current quarter's growth was due to the improvements in operating income, offset by higher interest expense, as noted above. Primary and fully diluted earnings per share from continuing operations for the quarter ended June 30, 1997, were $.85 and $.81, respectively, up from $.73 and $.69 in the prior year.

JOHNSON CONTROLS, INC.
------------------------
Form 10-Q, June 30, 1997
COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 1997
------------------------------------------------------------------------------
AND JUNE 30, 1996
-----------------

CONTINUING OPERATIONS

     Sales totaled $8,384 million for the nine months ended June 30, 1997, an increase of 25% from the same period one year ago. The majority of the increase for the fiscal year-to-date was attributable to a higher level of activity in the automotive segment.

     Automotive segment sales for the first nine months of 1997 rose to $6,116 million, up 32% from $4,643 in the prior year. Approximately one-half of the increase reflects the acquisitions of Prince, the interior systems company acquired in October 1996, and Roth Freres, the seating and interior systems company acquired in December 1995. Although industry vehicle production levels for the first nine months of the fiscal year were flat, North American seating sales experienced strong growth reflecting the Company's participation with new and successful vehicle models such as Ford's Expedition and F-150 light trucks and General Motors' minivans. European seating sales were higher due to new programs with Ford, Chrysler and Volkswagen. South American seating sales also increased. Sales of automotive batteries were up over the prior year period due to higher unit shipments to the replacement market (including a new customer, Western Auto) and the original equipment market.

     The controls segment experienced 9% sales growth, from $2,081 million in 1996 to $2,269 million for the first nine months of 1997. Most of the revenue growth was associated with higher integrated facilities management activity in both the commercial and government markets worldwide. New construction and domestic performance contracting sales were also higher.

     Consolidated operating income for the first nine months of 1997 was $334 million. This amount includes nonrecurring costs of $76 million. The Company recorded a restructuring charge, including related asset writedowns, of $70 million involving its automotive and controls groups. The automotive initiatives primarily relate to its European operations where certain manufacturing capacity is being realigned with future customer sourcing requirements, and product development resources are being consolidated.
Charges associated with the controls business principally address the Company's decision to restructure certain low-margin service activities which are outside its core controls and facilities management businesses. Strikes at two of the Company's automotive facilities also affected the first nine months of the year. These strike-related costs, not including costs associated with lost production, totaled $6 million during the period. Operating income before these nonrecurring costs was $410 million, a 27% increase from the prior year's $322 million.

     The automotive segment's operating income, excluding strike costs and the restructuring charge, was higher than the prior year's total. The increase for the first nine months of the fiscal year was the result of the volume increases noted above. Operating margins, however, were affected by start-up and engineering investments related to new seating programs, start-up

JOHNSON CONTROLS, INC.
----------------------
Form 10-Q, June 30, 1997
investments in the emerging South American and Pacific Rim markets, and strike-related costs.

     Operating income for the controls segment (before the restructuring charge) increased from the prior period due to the volume increases noted above.

     Management believes that consolidated sales and operating income for the remainder of fiscal 1997 will exceed prior year levels. Automotive segment sales for the year are expected to increase approximately 25%-30%. The projected increase is attributable to the Prince acquisition (October 1996), the first quarter impact of the Roth acquisition (December 1995), the launch of new seating business worldwide, and higher battery sales. Management anticipates an increase in controls segment sales of approximately 5%-10%. A higher level of activity in the commercial integrated facilities management market and performance contracting are expected to drive the overall controls segment increase.

     Other expense for the first nine months of 1997 increased $35 million compared to the prior year. Net interest expense increased $40 million as a result of the financing associated with the Prince acquisition. Miscellaneous income increased approximately $6 million due to an increase in equity earnings from the automotive segment's affiliates.

     The effective income tax rate on continuing operations was 42.5% for the first nine months of 1997 compared to 40.8% for the prior year period. The increase primarily reflects the non-deductible goodwill amortization associated with the acquisition of Prince.

     The Company's income from continuing operations for the first nine months of 1997 was $128 million or $1.42 per primary share and $1.37 per fully diluted share. Before nonrecurring costs ($44 million or $.52 per primary share and $.48 per fully diluted share, after-tax), income from continuing operations totaled $171 million, which represents an 18% increase from the prior year's $145 million. The increase was attributable to improvements in operating income, offset by higher interest expense, as noted above. Primary and fully diluted earnings per share from continuing operations (before nonrecurring costs) were $1.94 and $1.85, respectively, up from $1.65 and $1.57 in the prior year.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow
-----------------------------

     The Company's working capital (excluding "Net assets of discontinued operations") was a negative $501 million at June 30, 1997, compared with $226 million and $199 million at September 30, 1996 and June 30, 1996, respectively. The significant decrease in working capital relates to the increase in short-term debt used to finance the acquisition of Prince. Working capital, excluding debt and cash, was lower than the comparable prior year periods largely due to higher accounts payable and accrued liabilities related, in part, to the restructuring charge.

JOHNSON CONTROLS, INC.
------------------------
Form 10-Q, June 30, 1997
     Operating activities of continuing operations provided cash of $446 million for the first nine months of the year compared to $299 million in the prior year. The increase was due to higher income, adjusted for non-cash items, coupled with lower working capital.

Capital Expenditures and Other Investments
------------------------------------------

     Capital expenditures for property, plant and equipment related to continuing operations were approximately $240 million for the first nine months of fiscal 1997, an increase of $17 million from the $223 million incurred during the first nine months of fiscal 1996. Management projects that capital spending for the full year will be approximately $350-$375 million. The majority of the spending will be for new automotive seating and interior product lines and facilities. Cost reduction projects in both segments have been initiated during the first nine months of the fiscal year and are planned to continue during the final fiscal quarter.

     Goodwill of $1,581 million at June 30, 1997 was $1,033 million higher than at September 30, 1996 due to the acquisition of Prince.

     Investments in partially-owned affiliates of $145 million were approximately $17 million higher than the September 30, 1996 balance. The increase primarily relates to the recording of equity income and an investment in a Brazilian automotive battery joint venture.

Capitalization
--------------

     The Company's total capitalization at June 30, 1997 of $3,220 million included short-term debt of $643 million, long-term debt, including current portion, of $945 million and shareholders' equity of $1,632 million. Total capitalization at September 30, 1996 and June 30, 1996 was $2,541 million and $2,464 million, respectively. Total debt as a percentage of total capitalization increased to 49% from 41% at the 1996 fiscal year-end and 42% one year ago. The increase is attributable to the issuance of debt in
conjunction with the Prince acquisition.    However, the ratio has declined
significantly from the December 31, 1996 ratio of 60% as the Company used the after-tax proceeds from the sale of PCD to reduce its short-term debt. The Company expects its debt to capitalization ratio to remain below 50% at the end of fiscal 1997.

     On July 10, 1997, the Company refinanced a portion of commercial paper borrowings associated with the Prince acquisition by issuing $150 million of notes. The 7.125% notes, due July 15, 2017, were issued under the $1.5 billion shelf registration statement on file with the Securities and Exchange Commission. Accordingly, at June 30, 1997, $150 million of short-term debt was classified as long-term debt.

     The Company believes its capital resources and liquidity position at June 30, 1997 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1997 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

JOHNSON CONTROLS, INC.
------------------------
Form 10-Q, June 30, 1997

Backlog
-------

     The unearned backlog of commercial building systems, services and integrated facilities management contracts to be executed within the next year at June 30, 1997 was $1,256 million, compared with $1,168 million at September 30, 1996 and $1,247 million at June 30, 1996. The increase from September 30 and the prior year primarily represents higher performance contracting and integrated facilities management activity.

     The unearned backlog of government facilities management contracts, which reflects only the noncancellable portion of uncompleted contracts was $603 million at June 30, 1997 compared to $424 million at September 30, 1996 and $299 million last year. The increase from September 30 and the prior year reflects the successful rebid of a multi-year contract to provide facilities management services for Los Alamos National Laboratories.

Risk Factors
------------

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

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings
------     -----------------

     There have been no significant changes in status since the last Report.

Item 4.    Results of Votes of Security Holders
------     ------------------------------------

     Reference is made to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 22, 1997.

JOHNSON CONTROLS, INC.
------------------------
Form 10-Q, June 30, 1997

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits

       11 Statement regarding computation of primary and fully diluted earnings per share.

       12 Statement regarding the computation of the ratio of earnings to fixed charges.

       27 Financial Data Schedule (electronic filing only).

     (b) There were no reports on Form 8-K filed during the three months ended June 30, 1997.

JOHNSON CONTROLS, INC.
------------------------
Form 10-Q, June 30, 1997
                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              JOHNSON CONTROLS, INC.




Date:  August 14, 1997                        By:  Stephen A. Roell
                                                   Vice President and
                                                   Chief Financial Officer