Form 10-K405
period 1997-09-30
JOHNSON CONTROLS INC
filed 1997-12-18
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ....................  to ....................
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

Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
      Title of Each Class                                  Which Registered
--------------------------------                       ------------------------
Common Stock, $.16-2/3 par value                       New York Stock Exchange
Rights to Purchase Common Stock                        New York Stock Exchange


Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/        No / /


                                        Aggregate Market Value   Number of Shares
                                       of Nonaffiliates' Shares   Outstanding at
      Title of Each Class              as of November 20, 1997   November 20, 1997
-------------------------------------  ------------------------  -----------------
Common Stock, $.16-2/3 par value                 $3,842,382,850         84,101,403

Series D Convertible Preferred Stock,
$1.00 par value, $512,000
liquidation value                                  $255,529,274            279.649


                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate by reference portions of the Annual Report to Shareholders for the year ended September 30, 1997.

Part III incorporates by reference portions of the Proxy Statement dated December 5, 1997.

                             JOHNSON CONTROLS, INC.
                      Index to Annual Report on Form 10-K

                         Year Ended September 30, 1997


                                                                        Page
                                                                        ----
          CAUTIONARY STATEMENTS FOR FORWARD-LOOKING
            INFORMATION                                                    3

                                       PART I.
ITEM  1.  BUSINESS                                                         3

ITEM  2.  PROPERTIES                                                      11

ITEM  3.  LEGAL PROCEEDINGS                                               14

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                           15

          EXECUTIVE OFFICERS OF THE REGISTRANT                            15


                                   PART II.


ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS                               18

ITEM  6.  SELECTED FINANCIAL DATA                                         18

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 18

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                             18

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     18

ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE                                                    18


                                  PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS                                18

ITEM 11.  EXECUTIVE COMPENSATION                                          18

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                         18

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  18


                                       PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K                                       19

          INDEX TO EXHIBITS                                            27-31

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Johnson Controls, Inc. (the company) has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, the company cautions that the numerous important factors discussed elsewhere in this document and in the company's Form 8-K filing (dated October 30, 1997), could affect the company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company.


PART I

ITEM 1  BUSINESS

General Development of Business

Johnson Controls, Inc. is a Wisconsin corporation organized in 1885. Its principal office is located at 5757 N. Green Bay Avenue, Milwaukee, Wisconsin 53201-0591 (Telephone: 414-228-1200). From 1885 through 1978 the company's operations were predominantly in the controls business (see "Products and Services" discussion that follows). Through subsequent business acquisitions the company's operations have been expanded to include an additional business segment, the automotive segment.

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

In 1989 the company acquired Pan Am World Services, Inc. (name subsequently changed to Johnson Controls World Services Inc., "World Services"), a leading provider of integrated facilities management for military bases, space centers and other government facilities worldwide. This acquisition served as the foundation for the controls segment's entry into the integrated facilities management business which has subsequently been extended to provide integrated facilities management to the non-residential buildings market worldwide.

The company completed two significant transactions during fiscal 1997.
First, effective October 1, 1996, the company acquired Prince Holding Corporation (Prince), a major supplier of automotive interior systems and components including overhead systems and consoles, door panels and floor consoles. The acquisition of Prince serves as a conduit for the company's growth beyond seating in the automotive industry and positions the company as a worldwide interior systems integrator and supplier. Second, on February 28, 1997, the company completed the sale of its Plastic Container division to Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group), thereby exiting the plastic beverage bottle business.

Financial Information About Business Segments

Business segment financial information can be found within the 1997 Annual Report to Shareholders, which is incorporated herein by reference, on page 20 ("Business Segments" table) and on page 38 (Note 14 "Segment Information" of Notes to Consolidated Financial Statements).

Products and Services

      Automotive Segment

      The automotive segment's primary operations consist of its seating and interior systems business, which designs and manufactures complete automotive seating and interior systems; and its batteries business, which produces automotive batteries for the replacement and original equipment markets.

      The automotive seating and interior systems business designs and manufactures complete seating systems, including seating foam pads, mechanisms, metal frames and trim covers, and interior systems, including overhead, door and instrument panel systems for manufacturers of cars and light trucks (including vans and sport utility vehicles). Worldwide, the business is among the top 20 automotive suppliers, with sales to all of the top 10 automobile companies in the world.

      In addition to its U.S. operations, the automotive seating and interiors business has operations in the Asia/Pacific region, Canada, Europe, Mexico, South America, South Africa and Australia through wholly-owned, majority-owned and partially-owned businesses. The business operates 81 wholly-owned and 30 majority-owned manufacturing or assembly facilities. The business is the world's largest supplier of automotive seating systems and the largest independent North American supplier of automotive interior systems, subsystems and components.

      The automotive seating and interior systems business operates 51 wholly or majority-owned assembly plants that supply automotive manufacturers with complete seats on a "just-in-time/in-sequence" basis. All foam and metal seating components, covers and seat mechanisms are shipped to these plants from the business' production facilities or outside suppliers.
      The seats are then assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line.

      The seating and interior systems business has increased significantly during the last several years. Seating systems operations have expanded principally through internal growth, while interior systems operations have been bolstered by several strategic acquisitions. In 1996, the company acquired a majority interest in Roth Freres S.A., which supplies seats, headliners and other interior components, and in 1997 acquired Prince, a major supplier of automotive interior systems. Seating and interior systems business sales represent approximately 85% of total segment sales.

      The segment's batteries business sales represent approximately 10% of total segment sales. The business is a leading manufacturer of lead-acid automotive batteries for the North American replacement and original equipment markets. Automotive batteries, which account for over 90% of the business' sales, are sold primarily under private label to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The business is developing several new battery technologies to alter the way lead-acid batteries are designed and used, including its Thin Metal Film technology, which is expected to significantly decrease battery size and weight.
      Manufacturing of batteries and plastic battery containers is conducted at 11 plants in the United States, one plant in Mexico and, via partially-owned affiliates, at plants in Brazil and China.

      The batteries business also produces and markets lead-acid batteries for use in a variety of industrial and consumer applications. The most important are those based on gelled electrolyte technology and absorbent glass mat (AGM) technology. The gelled electrolyte batteries are portable, maintenance-free, rechargeable units used in various applications including cable/telecommunication and deep cycling applications. The AGM batteries are sealed, maintenance free, rechargeable units used mainly in uninterruptible power supply (UPS) systems for computers, telecommunications, cable television and other applications where a UPS system is required.

      Controls Segment

      Overall, approximately 40% of the controls segment's sales are derived from the installation and service of control systems to the existing worldwide commercial building market, 20% from new construction, while the remaining 40% originates from integrated facilities management.

      The controls segment is a major worldwide supplier of control systems, services and products providing energy management, temperature and ventilation control, security and fire safety for non-residential buildings. Building control systems are sold, installed and serviced, and mechanical equipment is serviced, primarily by employee sales engineers, application engineers and mechanics working out of branch offices located in approximately 260 principal cities throughout the world. The segment manufactures a broad line of electric and electronic products for sale to its own sales force and to original equipment manufacturers, wholesalers and distributors of air-conditioning, refrigeration, commercial and residential heating, water-pumping and gas-burning equipment. Control system products are manufactured in six domestic and five foreign facilities.

      The segment is also a leading supplier of integrated facilities management for commercial buildings worldwide and government facilities. Commercial facilities management ensures the reliability of a building's mechanical systems and energy supply, as well as provides a wide range of on-site building support such as maintenance, security, food services, etc. Government facilities management services are provided for military bases, space centers and other government facilities.

Major Customers and Competition

The company has sales to the automotive industry. Ford Motor Company accounted for 17% of the company's net sales in fiscal 1997, 14% in 1996 and 8% in 1995. General Motors Corporation accounted for 11%, 8% and 11% in 1997, 1996 and 1995, respectively. Chrysler Corporation accounted for 11%, 10% and 12% in 1997, 1996 and 1995, respectively.

      Automotive Segment

      The segment's seating and interior systems business supplies the automotive original equipment market and faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers which themselves produce or have the capability to produce many of the products supplied by the business. Competition is based on technology, quality and price. Design, engineering and product planning are increasingly important factors.

      The business' seating systems operations principally compete in North America with Lear Corporation and Magna International, Inc. In Europe, the seating systems operations primarily compete with Lear Corporation, Bertrand Faure, Magna International, Inc. and automotive manufacturers. The market for interior systems is highly fragmented in both North America and Europe. In North America, the business' interior systems operations compete with Lear Corporation; Davidson Interior Trim, a division of Textron, Inc.; UT Automotive, a subsidiary of United Technologies, Inc. and The Becker Group. In Europe, the primary competitors are Lear Corporation, Sommer Allibert, The Becker Group and Magna International, Inc.

      Approximately 60% of the seating and interior systems business' sales over the last three years were to four major automobile manufacturers. Because of the importance of new vehicle sales of major automotive manufacturers to its operations (see pages 18 through 19 of the company's 1997 Annual Report to Shareholders), the business is affected by general business conditions in this industry.

      Approximately 80% of the automotive segment's batteries business sales are to the automotive replacement market, with the remaining 20% to the original equipment market. The business is the principal supplier of automotive batteries to Interstate Battery System of America ("Interstate") and AutoZone, and is a major supplier of automotive batteries to Wal-Mart and Sears' Western Auto Parts America. The business has also won a new three-year contract to manufacture Sears DieHard Gold batteries, beginning in October 1997. Each of these customers sell replacement batteries under their own brand labels. Original equipment and replacement batteries are sold to a number of large manufacturers of motor vehicles and heavy construction equipment. Replacement batteries are also sold to battery distributors for resale to retail outlets.

      Sales of the batteries business depend primarily on quality, price, delivery and service, including marketing support and technical advice. The business primarily competes in North America with Exide Corporation; Delphi Automotive Systems, a division of General Motors Corporation; and GNB Batteries, a subsidiary of Pacific Dunlop Limited.

      Controls Segment

      The controls segment conducts much of its systems installation business and its integrated facilities management business through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in awarding contracts include product and service quality, price, reputation with respect to customer service, design, application engineering capability and construction management expertise. Although differences in corporate organization and product mix make comparisons difficult, management believes that the controls segment's domestic installed systems sales are approximately equal to those of its next largest competitor, Honeywell, Inc. The integrated facilities management services market is highly fragmented, with no one company being dominant.

      Sales of the segment's integrated facilities management business are largely dependent upon numerous individual contracts with commercial businesses worldwide and various departments and agencies of the U.S. Federal Government. The loss of any individual contract would not have a materially adverse effect on the company.

Backlog

The company's backlog relates to the controls segment's systems installation and services business, which derives a significant portion of its revenues from long-term contracts which are accounted for on the percentage-of-completion method. In accordance with customary industry practice, the controls segment progress bills customers on an estimated basis as work proceeds.
Information concerning contracts in progress for the controls segment is as follows:

                                                                          September 30,
                                                                         --------------
(in millions)                                                             1997    1996
                                                                         ------  ------
Backlog of uncompleted building systems and services contracts           $2,102  $1,970
Earned revenues on uncompleted building systems and services contracts    1,342   1,224
                                                                         ------  ------
Unearned backlog of building systems and services contracts              $  760  $  746
                                                                         ======  ======

The data above does not include amounts associated with unearned contracts of the controls segment's integrated facilities management business because such contracts are typically multi-year service awards, the amount of which are outstanding at any given period is not necessarily indicative of the amount of revenue to be earned in the coming fiscal period. In addition, certain of the company's manufacturing businesses accumulate backlog data, but the amounts, when considered in the aggregate, are not significant to an understanding of these businesses.

Raw Materials

Raw materials used by the automotive segment's seating and interiors business, such as steel, urethane chemicals and chromium, were readily available during the year and such availability is expected to continue. Principal raw materials used in the manufacture of the automotive segment's batteries are lead, antimony, calcium, sulfuric acid and polypropylene, all of which are generally available in the open market. The controls segment is not dependent upon any single source of supply for essential materials, parts or components.

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

The company has numerous registered trademarks in the United States and in many foreign countries. The most important of these marks are "JOHNSON CONTROLS" (including a stylized version thereof) and "JOHNSON." These marks are universally used in connection with certain of its product lines and services. The trademarks and servicemarks "ALLIANCE," "PENN," "BASO," "UNI-TRIM," "COUNTERLINE," "UNILOY-SPRINGFIELD," "METASYS," "UNILOY," "HOMELINK," and "AUTOLINK" are used in connection with certain company product lines and services. Original equipment and replacement automotive batteries are sold carrying customer-owned private labels and trademarks. The company also markets automotive batteries under the licensed trademarks "EVEREADY" and "ENERGIZER." Industrial batteries for original equipment and/or replacement usage are sold carrying either company or customer-owned trademarks, including the company mark "DYNASTY."

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

Environmental Capital Expenditures

The company's ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in 1997 related solely to environmental compliance were not material. It is management's opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the company's financial results or competitive position in any one year.

Employees

As of September 30, 1997, the company employed approximately 72,300 employees, of whom 50,400 were hourly and 21,900 were salaried.

Seasonal Factors

Sales of seating and interior systems and batteries to automobile manufacturers for use as original equipment are dependent upon the demand for new automobiles. Management believes that demand for new automobiles generally reflects sensitivity to overall economic conditions with no material seasonal effect. The automotive replacement battery market is affected by weather patterns because batteries are more likely to fail when extremely low temperatures place substantial additional power requirements upon a vehicle's electrical system. Also, battery life is shortened by extremely high temperatures which accelerate corrosion rates. Therefore, either mild winter or moderate summer temperatures may adversely affect automotive replacement battery sales.

The business of the controls segment is executed on a relatively continuous basis, with no significant fluctuation in revenues during the year.

International Operations

The automotive segment has manufacturing facilities worldwide. The automotive seating and interior systems business has wholly-owned and majority-owned manufacturing facilities located outside the United States, including plants in Argentina, Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, France, Germany, Mexico, the Netherlands, Portugal, South Africa, Spain and the United Kingdom. These facilities produce, depending on the location, complete seats, interior systems and related components. The business also has partially-owned operations in the Asia/Pacific region, Europe and Mexico that manufacture complete seats, headliners and/or seating components. The segment's batteries business has a manufacturing operation in Mexico and partially-owned affiliates in Brazil and China that produce batteries. Licensing and joint venture arrangements are also in effect with certain foreign manufacturers of batteries and automotive parts.

Through a number of foreign subsidiaries and branches, the controls segment operates fully-staffed sales offices, offering engineering, installation and service capabilities (the counterpart to the domestic controls operations), and, in many cases, integrated facilities management services. Offices are located in Australia, Austria, Belgium, Canada, China, CIS (Russia), the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Israel, Italy, Korea, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Portugal, Republic of Kazakhstan, Saudi Arabia, Singapore, Slovak Republic, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates and the United Kingdom. In addition, controls segment products are marketed through distributors represented in approximately 40 countries. Products are manufactured in plants located in China, Germany, Italy, Mexico and the Netherlands, with the remainder of the product line supplied from the United States. The controls segment also has joint venture operations in the United States, Brazil, China, Italy, Japan, Kuwait, Malaysia, Singapore, Switzerland and Thailand.

The financial results of all foreign operations are subject to currency exchange rate fluctuations. The company selectively uses financial instruments to minimize its risk of loss from fluctuations in exchange rates. The company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately intercompany transactions. Gains and losses from hedging instruments offset the gains or losses on the underlying assets, liabilities and investments being hedged. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes.

Financial Information About Geographic Areas

Note 14 of Notes to Consolidated Financial Statements, "Segment Information," on page 38 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

Research and Development Expenditures

Expenditures for research activities relating to product development and improvement are charged against income as incurred. Such expenditures amounted to $232 million in 1997, $156 million in 1996 and $127 million in 1995. The acquisition of Prince, and its related research and development activities, accounted for the majority of the current year's increase in expenditures for research and development. In addition, the company expended $119 million in 1997, $108 million in 1996 and $76 million in 1995 for research activities sponsored by customers.


ITEM 2  PROPERTIES

The company has numerous wholly-owned and majority-owned manufacturing facilities located throughout the world. The company considers its facilities to be suitable and adequate. The majority of all of the company's facilities are operating at normal levels based on capacity.

The principal manufacturing, administrative, and research and development facilities listed on the following pages by segment and location aggregate approximately 23 million square feet of floor space and are owned by the company except as noted. In addition, approximately 260 controls segment branch offices in major cities throughout the world are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.

                            AUTOMOTIVE SYSTEMS GROUP
--------------------------------------------------------------------------------

Alabama               Cottondale (1)                      Argentina             Escobar
California            City of Industry                                          Rosario
                      Fullerton                           Australia             Adelaide
                      Livermore                                                 Melbourne
                      Modesto                                                   Thomastown
                      Stockton (1)                        Austria               Graz
Delaware              Middletown                                                Mandling
Florida               Tampa                               Belgium               Anderlecht (1)
Georgia               Atlanta                                                   Geel
                      John's Creek (1)                    Brazil                Pouso Alegre
Illinois              Geneva                                                    Santo Andre
                      Lawrenceville                                             Sao Bernardo (1)
                      Sycamore                                                  Sao Jose
Indiana               Ossian                              Canada                Milton
Kentucky              Bardstown                                                 Orangeville
                      Cadiz                                                     Saint Mary's
                      Florence (1)                                              Stratford
                      Georgetown (1)                                            Tillsonburg
                      Glasgow                             Czech Republic        Ceska Lipa
                      Harrodsburg                                               Mlada Boleslav
                      Leitchfield                                               Policka Boriny (1)
                      Maysville                                                 Roudnice (1)
                      Nicholasville                                             Straz Pod Ralskem
                      Shelbyville (1)                     France                Schweighouse-sur-Moder
                      Winchester (1)                                            Strasbourg (2)
Louisiana             Shreveport (1)                                            Rosny (1)
Maryland              Belcamp (2)                         Germany               Berlin (1)
Michigan              Holland                                                   Betriebsgelande
                      Lapeer                                                    Bochum (1)
                      Lincoln Park (1)                                          Burscheid
                      Livonia (1)                                               Epselkamp
                      Manchester (2)                                            Lahnwerk
                      Mt. Clemens (1)                                           Mallersdorf
                      Plymouth (2)                                              Radesomweld (1)
                      Southfield (1)                                            Rastatt (1)
                      Sterling Heights (1)                                      Schwalbach (1)
                      Taylor (1)                                                Waghausel
                      Williamston (1)                                           Zwickau
Missouri              Jefferson City                      Italy                 Florence
                      Kansas City (1)                                           Milan
                      St. Joseph (1)                      Mexico                Juarez (2)
New Jersey            Dayton (1)                                                Mexico City (1)
                      Edison (1)                                                Torreon
North Carolina        Winston-Salem                       The Netherlands       Sittard
Ohio                  Greenfield                          Portugal              Nelas
                      Oberlin (1)                                               Portalegre
                      Strongsville (1)                    South Africa          Port Elizabeth (1)
                      Toledo                                                    Pretoria (1)
Oregon                Canby (Portland)                                          Uitenhaige (1)
South Carolina        Oconee                              Spain                 Alagon
Tennessee             Athens                                                    Barcelona
                      Lewisburg (2)                                             Valencia
                      Lexington  (2)                      United Kingdom        Birmingham (1)
                      Linden                                                    Chelmsford (1)
                      Murfreesboro (2)                                          Dagenham (1)
                      Pulaski                                                   Mansfield
Texas                 El Paso (1)                                               Silloth
Virginia              Chesapeake                                                Speke (2)
Wisconsin             Hudson                                                    Staffordshire
                      Milwaukee (2)                                             Telford
                                                                                Warwickshire (1)
                                                                                Wednesbury

(1) Leased
(2) Both owned and leased facilities

           CONTROLS GROUP                              CORPORATE
--------------------------------------       -------------------------------

Florida               Cape Canaveral (2)                        Wisconsin             Milwaukee
Georgia               Atlanta
Indiana               Goshen
Oklahoma              Poteau
Wisconsin             Milwaukee
                      Watertown
Germany               Essen (1)
Italy                 Lomagna
Mexico                Juarez
                      Reynosa
The Netherlands       Leeuwarden
United Kingdom        Bournemouth (1)                           (1) Leased
                      Waterlooville (1)                         (2) Both owned and leased facilities

ITEM 3  LEGAL PROCEEDINGS

Environmental Litigation and Proceedings. As noted previously, the activities of the company are subject to various environmental laws and worker safety laws. Liabilities potentially arise under these laws for any activities which are not in compliance with such laws and for the cleanup of sites where hazardous or toxic materials are present.

With respect to the cleanup of hazardous or toxic materials, the company's activities have led to allegations that the company is responsible for performing cleanups, or for the repayment of costs spent by governmental entities or others performing cleanups at approximately 60 sites. Many of these sites are landfills used by the company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the company returned lead-containing materials for recycling; a few involve the cleanup of company manufacturing facilities; and the remaining fall into miscellaneous categories. Furthermore, the company may face similar claims of liability at additional sites in the future as a result of the company's past or future operations.

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

The company's policy is to accrue for potential environmental losses for cleanup consistent with generally accepted accounting principles. In that regard, the company accrues for potential environmental losses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental related costs at the end of fiscal year 1997 totalled $36 million. The company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the company are undiscounted and do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at the site. It is difficult to estimate the company's ultimate level of liability for the sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental remediation matters will have a material adverse effect on the company's financial position, results of operations or cash flows.

Typically, site remediation matters are addressed at the administrative agency level of the government. Occasionally, however, litigation is involved. The most significant of such matters where litigation has been commenced by the government or by private parties and remain pending against the company is as follows:

      United States v. NL Industries, Inc., Case No. 91-CV-00578-WDS (United States District Court for the Southern District of Illinois), filed July 31, 1991. The EPA seeks to enforce an administrative order issued on November 27, 1990 against Johnson Controls and other defendants requiring performance of a cleanup at a secondary smelter facility in Granite City, Illinois. The company, the other defendants and the other parties to the 1990 order have chosen not to perform on the basis that the administrative record of decision underlying that order does not support the remedy the agency is requiring. The complaint alleges that the defendants should pay penalties (up to $25,000 per day and three times the cost of work the government performs) for failing to comply with the order. It also alleges the company should be responsible for past government expenditures. According to the agency, the total cost, both past and future, will probably exceed $64 million. The company is vigorously defending this action.

The company is also currently involved in litigation against its insurers to recover cleanup costs and other damages for which it may be adjudged responsible at many of the sites. The suit, Johnson Controls, Inc. v. Employers Insurance of Wausau (Case No. 89-CV-016174), was filed in 1989 in Milwaukee County Circuit Court. The suit seeks costs of defense and indemnity payments under the policies and also declaratory judgments for future costs.
In 1994, the Wisconsin Supreme Court ruled that many types of cleanup costs are not recoverable under common comprehensive general liability insurance policies, such as those at issue in the company's cases. In 1995, the Milwaukee County Circuit Court decided that the Wisconsin Supreme Court's ruling applies to the company's case against its insurers and found for the insurers. The company has appealed the decision. In Spring 1997, the Wisconsin Supreme Court narrowed its 1994 decision in a manner advantageous to Johnson Controls' claims, and additional briefs have been submitted to the Wisconsin Court of Appeals, where the case is pending.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

      James H. Keyes, 57, was elected Chairman of the Board in January, 1993, and Chief Executive Officer in 1988. He has served as President since 1986. Mr. Keyes joined the company in 1966.

      John M. Barth, 51, was elected a member of the Board of Directors in November, 1997. He has served as an Executive Vice President with responsibility for the Automotive Systems Group since 1992. Previously, he served as Vice President, Automotive Systems Group, since 1990.
      Mr. Barth joined the company in 1969.

      Joseph W. Lewis, 62, was elected an Executive Vice President in 1992 and has served as Vice President, Controls Group, since 1986. Mr. Lewis joined the company in 1958. He has announced his retirement, effective January, 1998.

      Dr. Steven J. Bomba, 60, was elected Vice President, Corporate Technology in 1990. From 1987 to 1990 he was Vice President, Advanced Manufacturing Technologies, for Rockwell International.

      Susan F. Davis, 44, was elected Vice President, Human Resources, in April 1994. From August 1993, she served as Vice President of Organizational Development for the Automotive Systems Group, and the former Plastics Technology Group and the Battery Group. Ms. Davis joined the company in 1983.

      Giovanni (John) Fiori, 53, was elected a Corporate Vice President in 1992 and serves as Vice President and General Manager of automotive operations in Europe and emerging markets. Previously, he served as Vice President of automotive seating operations in Europe. Mr. Fiori joined the company in 1987.

      Michael F. Johnston, 50, was elected a Corporate Vice President in July 1993, and was named Vice President and General Manager of the Automotive Systems Group's North American operations in November 1997. Previously, he served as Vice President and General Manager of the company's Interior Systems and Batteries businesses. Mr. Johnston joined the company in 1989.

      John P. Kennedy, 54, was elected a Corporate Vice President in 1989 and has been Secretary since 1987 and General Counsel since 1984 when he joined the company.

      William P. Killian, 63, was elected Vice President, Corporate Development and Strategy in 1988, and served as Vice President, Corporate Development, from 1985 to 1988. Mr. Killian joined the company in 1977.

      Robert Netolicka, 50, was elected Vice President and General Manager of the Controls Group's Integrated Facilities Management business in
      1997. Previously, he served as Vice President and General Manager of the Controls Group's Systems Products business, since 1993, and has held Controls Group management positions in Australia, Europe, Hong Kong and America since joining the company in 1974.

      Stephen A. Roell, 47, was elected Vice President and Chief Financial Officer in 1991. Since 1990 he served as Corporate Controller and Assistant Secretary. He served as Treasurer from 1987 to 1991. Mr. Roell joined the company in 1982.

      Brian J. Stark, 48, was elected Vice President and General Manager of the Controls Group's Systems and Services business in September 1995. Since joining the company in 1971, Mr. Stark has served as a Branch and Regional Manager within the Systems and Services field organization.

      Keith E. Wandell, 47, was elected Vice President and General Manager of the Automotive Systems Group's Batteries business in 1997. Previously, he served in a number of management positions, most recently as Vice President and General Manager of the Batteries business' Starting, Lighting and Ignition Division. Mr. Wandell joined the company in 1988.

      Denise M. Zutz, 46, was elected Vice President, Communication in 1991.
      She previously served as Director of Corporate Communication and had served in other communication positions since joining the company in 1973.

      Ben C.M. Bastianen, 53, was named Treasurer in 1991, when he joined the company. Between 1984 and 1990 he served as Assistant Treasurer, and then Treasurer, of Borg-Warner Corporation.

      Patrick J. Dennis, 46, was named Controller, with responsibility for the Automotive Systems Group, effective January, 1996. He has held controller responsibilities for the Automotive Systems Group since joining the company in 1983.

      Stacy L. Fox, 44, was elected Assistant Secretary in November, 1996. She joined the company in 1989 and serves as Vice President and Division General Counsel of the Automotive Systems Group.

      Jerome D. Okarma, 45, was elected Assistant Secretary in 1990. He has served as Assistant General Counsel since joining the company in 1989 and as Vice President and Division General Counsel of the Controls Group since 1993.

      Franklin H. Smith, Jr., 46, was named Controller, with responsibility for the Controls Group, effective October, 1995. Between 1991 and 1995, he served as Corporate Controller, and from 1987 to 1991 he served as Director, Corporate Taxes for the company. Mr. Smith joined the company in 1987.

      Subhash (Sam) Valanju, 55, joined the company in 1996 and is presently the Chief Information Officer. Prior to that time, Mr. Valanju was Director of Information Systems for Rockwell Automotive.

There are no family relationships, as defined by the instructions to this item, between the above executive officers.

All officers are elected for terms which expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.

PART II

The information required by Part II, Items 5, 6, 7, 7A and 8, are incorporated herein by reference to the company's 1997 Annual Report to Shareholders as follows:

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS - See price range and dividend information on page 18, and
         Note 9 "Shareholders' Equity" on page 34 of Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders.

                                                Number of Record Holders
         Title of Class                         as of November 20, 1997
         --------------                         ------------------------
         Common Stock, $.16-2/3 par value                56,989

ITEM 6 SELECTED FINANCIAL DATA - See "Five Year Summary" on page 40 of the 1997 Annual Report to Shareholders.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - See pages 18 through 25 of the 1997 Annual Report to Shareholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - See "Risk Management" on pages 23 through 24 of Management's Discussion and Analysis section of the 1997 Annual Report to Shareholders.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - See pages 26 through 38 of the 1997 Annual Report to Shareholders.

ITEM 9   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

PART III

All information required by Items 10 through 13 of Part III, with the exception of information on the Executive Officers which appears on pages 15-17 of Part I of this report, is incorporated by reference to pages 1-11 of the company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


                                                                     Page in
                                                                  Annual Report*
                                                                  -------------
(a) The following documents are filed as part of this report:

     (1) Financial Statements

     Consolidated Statement of Income for the years ended
        September 30, 1997, 1996 and 1995 ..........................    26

     Consolidated Statement of Financial Position at
        September 30, 1997 and 1996 ................................    27

     Consolidated Statement of Cash Flows for the years ended
        September 30, 1997, 1996 and 1995                               28

     Consolidated Statement of Shareholders' Equity for
        the years ended September 30, 1997, 1996 and 1995               29


     Notes to Consolidated Financial Statements                      30-38

     Report of Independent Accountants                                  39



*Incorporated by reference from the indicated pages of the 1997 Annual Report to Shareholders.

                                                                      Page in
                                                                     Form 10-K
                                                                     ---------
     (2) Financial Statement Schedule

     Report of Independent Accountants on Financial
        Statement Schedule                                              24

     For the years ended September 30, 1997, 1996 and 1995:

        II.  Valuation and Qualifying Accounts                          26

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

(3) EXHIBITS

      3.(i) Restated Articles of Incorporation of Johnson Controls, Inc., as amended January 22, 1997, filed herewith.

      3.(ii) By-laws of Johnson Controls, Inc., as amended March 27, 1996 (incorporated by reference to Exhibit 3.(ii) to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1996).

      4.A Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

      4.B Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

      4.C Rights Agreement between Johnson Controls, Inc. and Firstar Trust Company (Rights Agent) as amended November 16, 1994 (incorporated by reference to Exhibit 4.C to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended
                September 30, 1994)

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

      10.A Johnson Controls, Inc., 1992 Stock Option Plan as amended through January 24, 1996 (incorporated by reference to Exhibit 10.A to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1996).

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

      10.D Johnson Controls, Inc., Common Stock Purchase Plan for Executives approved January 24, 1996 (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1996).

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

      10.L Johnson Controls, Inc., Equalization Benefit Plan as amended through May 24, 1989 (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1996).

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

      11 Statement regarding computation of earnings per share for the years ended September 30, 1997, 1996 and 1995, filed herewith.

      12 Statement regarding computation of ratio of earnings to fixed charges for the year ended September 30, 1997, filed herewith.

      13 1997 Annual Report to Shareholders (incorporated sections only in electronic filing), filed herewith.

      21        Subsidiaries of the Registrant, filed herewith.

      23 Consent of Independent Accountants dated December 18, 1997, filed herewith.

      27        Financial Data Schedule (electronic filing only).

      99 Proxy Statement for Annual Meeting of Shareholders of Johnson Controls, Inc., to be held January 28, 1998, filed herewith.

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

(b) The following Form 8-K was filed during the fourth quarter of the company's 1997 fiscal year or thereafter through the date of this Form 10-K:

      (1) On October 30, 1997, the company filed a Form 8-K in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and to provide updated disclosure of the factors that could affect any forward-looking statements made by, or on behalf of, the company.

Other Matters

For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 33-58092, 33-58094, 33-49862, 333-10707 and 333-36311.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of Johnson Controls, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 20, 1997 appearing on page 39 of the 1997 Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE  LLP

Milwaukee, Wisconsin
October 20, 1997

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS, INC.




                                                BY    Stephen A. Roell
                                                      Vice President and Chief
                                                      Financial Officer

Date:  December 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 18, 1997, by the following persons on behalf of the registrant and in the capacities indicated:





James H. Keyes                              Stephen A. Roell
Chairman and                                Vice President and Chief
Chief Executive Officer                     Financial Officer




Robert W. Smith
Assistant Corporate Controller



Martha R. Seger                             Gilbert R. Whitaker, Jr.
Director                                    Director




Fred L. Brengel                             Robert A. Cornog
Director                                    Director




Richard F. Teerlink                         William F. Andrews
Director                                    Director

                    JOHNSON CONTROLS, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

================================================================================


YEAR ENDED SEPTEMBER 30,                                                                 1997         1996          1995
                                                                                        ---------------------------------
ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance at beginning of period                                                           $20.9        $18.6         $19.9

Accounts charged off                                                                      (6.9)        (4.7)         (5.8)

Provision charged to costs and expenses                                                    5.2          6.8           4.5

Acquisition of businesses                                                                  2.6          1.0           -

Currency translation                                                                      (0.9)        (0.1)          0.4

Recoveries on accounts previously charged off                                              -           (1.0)          0.2

Other                                                                                     (0.1)         0.3          (0.6)
                                                                                        ---------------------------------
Balance at end of period                                                                 $20.8        $20.9         $18.6
                                                                                        =================================

DEFERRED TAX ASSETS - VALUATION ALLOWANCE

Balance at beginning of period                                                           $56.6        $30.9         $23.8

Allowance established for new
  loss carryforwards and tax credits                                                      38.9         30.6           8.5

Allowance reversed for loss carryforwards utilized                                       (14.2)        (4.9)         (1.4)
                                                                                        ---------------------------------

Balance at end of period                                                                 $81.3        $56.6         $30.9
                                                                                        =================================

                             JOHNSON CONTROLS, INC.
                               INDEX TO EXHIBITS



EXHIBITS                 TITLE                                          PAGE

  3.(i)   Restated Articles of Incorporation of Johnson
          Controls, Inc., as amended January 22, 1997,
          filed herewith.                                               32-49

  3.(ii)  By-laws of Johnson Controls, Inc., as amended
          March 27, 1996 (incorporated by reference to
          Exhibit 3.(ii) to Johnson Controls, Inc. Annual
          Report on Form 10-K for the year ended
          September 30, 1996).

  4.A Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

  4.B Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

  4.C     Rights Agreement between Johnson Controls,
          Inc. and Firstar Trust Company (Rights Agent), as amended November 16, 1994, (incorporated by reference to Exhibit 4.C to Johnson Controls,
          Inc. Annual Report on Form 10-K for the year ended September 30, 1994).

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

  10.A    Johnson Controls, Inc., 1992 Stock Option
          Plan as amended through January 24, 1996
          (incorporated by reference to Exhibit 10.A to Johnson Controls, Inc. Annual Report on Form
          10-K for the year ended September 30, 1996).

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

  10.D    Johnson Controls, Inc., Common Stock
          Purchase Plan for Executives, approved January
          24, 1996 (incorporated by reference to Exhibit
          10.D to Johnson Controls, Inc. Annual Report on
          Form 10-K for the year ended September 30,
          1996).

                             JOHNSON CONTROLS, INC.
                               INDEX TO EXHIBITS


EXHIBITS                 TITLE                                          PAGE


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

                             JOHNSON CONTROLS, INC.
                               INDEX TO EXHIBITS


EXHIBITS                 TITLE                                          PAGE

  10.K    Johnson Controls, Inc., Executive Survivor
          Benefits Plan amended through January 1, 1989,
          (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form
          10-K for the year ended September 30, 1994).

  10.L    Johnson Controls, Inc., Equalization Benefit
          Plan dated May 24, 1989 (incorporated by reference to Exhibit 10.L to Johnson Controls,
          Inc. Annual Report on Form 10-K for the year ended September 30, 1996).

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

  11      Statement regarding computation of
          earnings per share for the years ended
          September 30, 1997, 1996 and 1995, filed
          herewith.                                                       50

  12      Statement regarding computation of ratio
          of earnings to fixed charges for the year
          ended September 30, 1997, filed herewith.                       51

  13      1997 Annual Report to Shareholders
          (incorporated sections only in electronic
          filing), filed herewith.                                      52-94

                             JOHNSON CONTROLS, INC.
                               INDEX TO EXHIBITS



EXHIBITS                 TITLE                                            PAGE

  21      Subsidiaries of the Registrant, filed herewith.                95-105

  23      Consent of Independent Accountants
          dated December 18, 1997, filed herewith.                        106

  27      Financial Data Schedule, (electronic filing only.)

  99      Proxy Statement for Annual Meeting of
          Shareholders of Johnson Controls, Inc., to be held
          January 28, 1998, filed herewith.                             107-125


          *These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc., and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.