Form 10-Q
period 1997-12-31
JOHNSON CONTROLS INC
filed 1998-02-13
CIK 53669

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997

                                     OR

 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------   -------------

Commission File Number 1-5097


                           JOHNSON CONTROLS, INC.
     (Exact name of registrant as specified in its charter)


Wisconsin                                     39-0380010
(State of Incorporation)                   (I.R.S. Employer
                                          Identification No.)


       5757 North Green Bay Avenue, P.O. Box 591, Milwaukee, WI  53201
                   (Address of principal executive office)

Registrant's telephone number, including area code:  (414) 228-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class                               Outstanding at December 31, 1997
    -----                               --------------------------------
 Common Stock $.16 2/3 Par Value                  84,168,986

                             JOHNSON CONTROLS, INC.

                                  FORM 10-Q

                              December 31, 1997


                                REPORT INDEX

                                                                    Page No.

PART I - FINANCIAL INFORMATION:


 Consolidated Statement of Financial Position
   at December 31, 1997, September 30, 1997 and
   December 31, 1996  .............................................   3

 Consolidated Statement of Income for the Three-Month
   Periods Ended December 31, 1997 and 1996  ......................   4

 Consolidated Statement of Cash Flows for the Three-
   Month Periods Ended December 31, 1997 and 1996  ...............    5

 Notes to Consolidated Financial Statements  .....................    6

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations  .........................     9


PART II - OTHER INFORMATION:

 Item 1. Legal Proceedings  ....................................     13

 Item 4. Results of Votes of Security Holders  .................     13

 Item 5. Other Information  ....................................     14

 Item 6. Exhibits and Reports on Form 8-K  .....................     14




SIGNATURES  ...................................................      15

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (In millions)



                                            December 31,      September 30,      December 31,
                                                1997              1997              1996
                                            ------------      -------------      ------------
                                            (unaudited)                          (unaudited)
ASSETS
Cash and cash equivalents                    $  248.1           $  111.8          $  139.4
Accounts receivable - net                     1,644.6            1,467.4           1,586.0
Costs and earnings in excess of billings on
  uncompleted contracts                         199.1              217.2             222.9
Inventories                                     390.0              373.4             381.2
Net assets of discontinued operations             -                  -               449.8
Other current assets                            402.1              359.5             306.3
                                             --------           --------          --------
  Current assets                              2,883.9            2,529.3           3,085.6

Property, plant and equipment - net           1,548.1            1,533.0           1,519.5
Goodwill - net                                1,558.0            1,560.3           1,626.8
Investments in partially-owned affiliates       155.8              144.6             132.9
Other noncurrent assets                         262.7              281.4             249.7
                                             --------           --------          --------
  Total assets                               $6,408.5           $6,048.6          $6,614.5
                                             ========           ========          ========


LIABILITIES AND EQUITY
Short-term debt                              $  614.5           $  537.8          $1,499.8
Current portion of long-term debt                58.3              118.4              94.0
Accounts payable                              1,428.1            1,341.9           1,225.3
Accrued compensation and benefits               282.4              303.3             266.5
Accrued income taxes                             86.2               78.8              60.0
Billings in excess of costs and earnings
  on uncompleted contracts                      130.8              107.6             100.0
Other current liabilities                       515.7              484.9             457.4
                                             --------           --------          --------
  Current liabilities                         3,116.0            2,972.7           3,703.0

Long-term debt                                  964.8              806.4             718.6
Postretirement health and other benefits        167.5              167.2             167.0
Other noncurrent liabilities                    412.0              414.4             470.8
Shareholders' equity                          1,748.2            1,687.9           1,555.1
                                             --------           --------          --------
  Total liabilities and equity               $6,408.5           $6,048.6          $6,614.5
                                             ========           ========          ========



    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (In millions, except per share data; unaudited)


                                                             For the Three Months
                                                              Ended December 31,
                                                          ---------------------------
                                                            1997              1996
                                                          --------          --------
 Net sales                                                $3,056.3          $2,761.3
 Cost of sales                                             2,622.1           2,354.6
                                                          --------          --------
   Gross profit                                              434.2             406.7

 Selling, general and administrative expenses                285.8             276.8
                                                          --------          --------
   Operating income                                          148.4             129.9

 Interest income                                               2.3               2.0
 Interest expense                                            (30.1)            (32.5)
 Miscellaneous - net                                           1.7               5.6
                                                          --------          --------
   Other income (expense)                                    (26.1)            (24.9)
                                                          --------          --------

 Income before income taxes and minority interests           122.3             105.0
 Provision for income taxes                                   50.8              44.6
 Minority interests in net earnings of subsidiaries            6.2               5.5
                                                          --------          --------

 Income from continuing operations                            65.3              54.9

 Discontinued operations
   Loss from discontinued operations, adjusted for
   income tax benefit of $1.6 and minority interests           -                (1.8)
                                                          --------          --------


 Net income                                               $   65.3          $   53.1
                                                          ========          ========

 Earnings available for common shareholders               $   63.0          $   50.8
                                                          ========          ========

 Earnings per share from continuing operations
   Basic                                                  $   0.75          $   0.64
                                                          ========          ========
   Diluted                                                $   0.70          $   0.59
                                                          ========          ========

 Earnings per share
   Basic                                                  $   0.75          $   0.62
                                                          ========          ========
   Diluted                                                $   0.70          $   0.57
                                                          ========          ========



    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)


                                                                                     For the Three Months
                                                                                       Ended December 31,
                                                                                   -------------------------
                                                                                     1997            1996
                                                                                   -------         ---------
OPERATING ACTIVITIES
Income from continuing operations                                                  $  65.3         $    54.9
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations
      Depreciation                                                                    76.0              69.3
      Amortization of intangibles                                                     16.9              17.5
      Equity in earnings of partially-owned affiliates                                (5.9)             (8.2)
      Deferred income taxes                                                           (0.2)              0.4
      Other                                                                           (0.3)              9.2
      Changes in working capital, excluding acquisition of businesses
         Receivables                                                                (149.5)           (114.7)
         Inventories                                                                 (13.4)            (24.5)
         Other current assets                                                        (40.5)             11.9
         Accounts payable and accrued liabilities                                     80.1             (66.2)
         Accrued income taxes                                                          6.9              15.2
         Billings in excess of costs and earnings on uncompleted contracts            23.5              16.3
                                                                                   -------         ---------
            Cash provided (used) by operating activities of continuing operations     58.9             (18.9)
            Cash used by operating activities of discontinued operations               -                (6.0)
                                                                                   -------         ---------
            Cash provided (used) by operating activities                              58.9             (24.9)
                                                                                   -------         ---------

INVESTING ACTIVITIES
Capital expenditures                                                                 (86.0)            (63.0)
Sale of property, plant and equipment - net                                            0.4               0.8
Acquisition of businesses, net of cash acquired                                        -            (1,149.1)
Additions of long-term investments                                                    (1.5)             (6.8)
Investing activities of discontinued operations                                        -                (8.1)
                                                                                   -------         ---------
             Cash used by investing activities                                       (87.1)         (1,226.2)
                                                                                   -------         ---------

FINANCING ACTIVITIES
Increase in short-term debt                                                          239.8           1,249.5
Issuance of long-term debt                                                             5.9               1.9
Repayment of long-term debt                                                          (60.8)            (12.2)
Payment of cash dividends                                                            (22.1)            (20.9)
Net financing activities of discontinued operations                                    -                (2.8)
Other                                                                                  1.7               9.8
                                                                                   -------         ---------
              Cash provided by financing activities                                  164.5           1,225.3
                                                                                   -------         ---------

Increase (decrease) in cash and cash equivalents                                   $ 136.3            ($25.8)
                                                                                   =======         =========

    The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
Form 10-Q, December 31, 1997




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements
    --------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the Company's 1998 fiscal year because of seasonal and other factors.

2.  Cash Flow
    ---------

    For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

    Income taxes paid during the three months ended December 31, 1997 and 1996 (net of income tax refunds) totaled approximately $32 million and $26 million, respectively. Total interest paid on both short- and long-term debt was $35 million and $42 million for the three months ended December 31, 1997 and 1996, respectively.

3.  Inventories
    -----------

    Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.



    Inventories were comprised of the following:
                                                    December 31,
    (in millions)                                  1997     1996
                                                  -------  -------
    Raw materials and supplies                    $183.4   $174.9
    Work-in-process                                 95.2     93.8
    Finished goods                                 150.0    153.8
                                                  ------   ------
       FIFO inventories                            428.6    422.5
    LIFO reserve                                   (38.6)   (41.3)
                                                  ------   ------
       LIFO inventories                           $390.0   $381.2
                                                  ======   ======

JOHNSON CONTROLS, INC.
Form 10-Q, December 31, 1997



4.  Income Taxes
    ------------

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

5.  Earnings Per Share
    ------------------

    Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes revised standards for computing and presenting earnings per share. Prior period earnings per share have been restated. The following reconciles the numerators and denominators used to calculate basic and diluted earnings per share from continuing operations for the three month periods ended December 31, 1997 and 1996:


                                                              For the Three Months Ended
                                                                  December 31, 1997
                                                         -------------------------------------
    (in millions, except per share data)                    Income        Shares      Per-Share
                                                           (Numerator)  (Denominator)   Amount
                                                          -----------  -------------  ---------
    Income from continuing operations                         $65.3
    Less: Preferred stock dividends, net of tax benefit        (2.3)
                                                           --------
    BASIC EARNINGS PER SHARE
    Income available to common stockholders                   $63.0         84.1         $0.75
                                                           ========         ====         =====
    EFFECT OF DILUTIVE SECURITIES
    Stock options                                                            1.5
    Convertible preferred stock                                 2.3          5.6
    Less: Compensation expense, net of tax, arising
      from assumed conversion of preferred stock               (1.3)
                                                           --------         ----
    DILUTED EARNINGS PER SHARE
    Income available to common stockholders
      plus assumed conversions                                $64.0         91.2         $0.70
                                                           ========         ====         =====


                                                              For the Three Months Ended
                                                                  December 31, 1996
                                                        ---------------------------------------
                                                           Income        Shares      Per-Share
                                                         (Numerator)  (Denominator)   Amount
                                                         -----------  -------------  ---------
    Income from continuing operations                         $54.9
    Less: Preferred stock dividends, net of tax benefit        (2.3)
                                                          ---------
    BASIC EARNINGS PER SHARE
     Income available to common stockholders                  $52.6         82.8         $0.64
                                                          =========         ====         =====
    EFFECT OF DILUTIVE SECURITIES
    Stock options                                                            1.3
    Convertible preferred stock                                 2.3          6.0
    Less: Compensation expense, net of tax, arising
      from assumed conversion of preferred stock               (1.3)
                                                          ---------         ----
    DILUTED EARNINGS PER SHARE
    Income available to common stockholders
      plus assumed conversions                                $53.6         90.1         $0.59
                                                          =========         ====         =====

JOHNSON CONTROLS, INC.
Form 10-Q, December 31, 1997



6.  Issuance of Long-Term Debt
    --------------------------
    On February 3, 1998, the Company issued $175 million of 6.3% notes due in 2008 to refinance a portion of its commercial paper borrowings. Accordingly, at December 31, 1997, $175 million of short-term debt was classified as long-term debt.

7.  Acquisition and Divestiture of Businesses
    -----------------------------------------
    Effective October 1, 1996, the Company completed the acquisition of Prince Holding Corporation (Prince) for approximately $1.3 billion. Prince, based in Holland, Michigan, supplies automotive interior systems and components including overhead systems and consoles, door panels and floor consoles. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the acquired net assets, which approximated $1.1 billion, was recorded as goodwill. The Company used the after-tax proceeds from the sale of its Plastic Container division (PCD) and debt securities to finance the purchase.

    On February 28, 1997, the Company completed the sale of PCD to Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group). Accordingly, prior year consolidated financial statements reflect PCD as a discontinued operation. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company. Revenues of PCD were $142 million for the three months ended December 31, 1996 and are not included in sales as reported in the Consolidated Statement of Income. The loss per basic and diluted share from discontinued operations was $0.02 for the three months ended December 31, 1996.

8.  Restructuring Charge
    --------------------
    In the second quarter of fiscal 1997, the Company recorded a restructuring charge, including related asset writedowns, of $70.0 million ($40.3 million or $0.48 per basic share and $0.44 per diluted share, after-tax) involving the Company's automotive and controls segments. At September 30, 1997, the remaining reserve totaled $14.8 million, consisting of employee severance and termination benefits of $5.1 million and $9.7 million of other costs associated with the restructuring initiatives. During the first quarter of fiscal 1998, costs of $3.6 million related primarily to employee severance and termination benefits associated with restructuring actions in the automotive segment were charged against the reserve. As part of these actions, approximately 150 employees separated from the Company. It is expected that the restructuring initiatives will be substantially completed by mid-year of fiscal 1998.

9.  Stock Split
    -----------
    Prior year share and per share information have been restated to reflect a two-for-one split of the Company's common stock paid on March 31, 1997 to shareholders of record on March 7, 1997.

JOHNSON CONTROLS, INC.
Form 10-Q, December 31, 1997



10. Contingencies
    -------------
    The Company is involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the liability of the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

CONTINUING OPERATIONS

Consolidated net sales increased to $3,056 million for the first quarter of fiscal 1998, an 11% improvement from sales of $2,761 million for the prior year quarter.

Automotive segment sales of $2,329 million for the quarter were 15% higher than the prior year's $2,030 million. The increase was primarily attributable to new seating launches worldwide and higher vehicle production levels in North America and Europe. North American seating volume rose substantially as the business benefited from a strong presence in the sport utility and light truck markets, including programs with the General Motors minivan and Jimmy/Blazer, the Ford Ranger and Expedition and the Chrysler Jeep. European seating sales increased over the prior year quarter despite the impact of lower currency exchange rates. Automotive battery sales also improved, reflecting the business' continued domestic market share growth, with higher unit shipments to both the replacement and original equipment markets and the start of shipments of the Sears DieHard Gold battery.

Controls segment sales were $727 million, a slight decrease from the prior period's $731 million. The segment's lack of growth stemmed from a relatively flat contract backlog entering the quarter for the controls systems and services business, the timing of new integrated facilities management contracts and the impact of lower currency exchange rates. Worldwide orders for control systems in the quarter exceeded the prior year period, led by strong order growth in North America and the Asia/Pacific region.

JOHNSON CONTROLS, INC.
Form 10-Q, December 31, 1997



Overall sales growth is expected to continue during the remainder of the fiscal year. Management expects the automotive segment's sales to increase approximately 8% to 13% for the full year. The projected increase is due to the launch of new seating programs worldwide and continued increases in automotive battery sales. Controls segment sales are expected to improve by 5% to 10%. Continued growth in integrated facilities management in the domestic commercial market and higher systems retrofit and service activities are expected to be the primary sources of the increased sales. Attainment of the full year expected sales growth for the controls segment assumes that systems and services orders will continue to be relatively strong during the quarter ending March 31, 1998.

Consolidated operating income for the first fiscal quarter of 1998 increased to $148 million, a 14% improvement from the prior year's $130 million. Both of the Company's operating segments demonstrated strong operating income growth during the first quarter of the fiscal year.

Automotive segment operating income increased from the prior year period. Improved performance by the segment's European seating systems business, due to reduced engineering and operating costs as newer programs moved from start-up to production, was the primary source of the increase. This increase, as well as improvements in domestic operating income, more than offset start-up costs associated with the segment's seating operations in South America.

Controls segment operating income for the first quarter improved from the prior year due to improved gross margins in the domestic systems and services business and integrated facilities management business worldwide, as well as reduced overhead associated with the segment's European operations.

Net interest expense decreased $3 million from the comparable prior year quarter. The decreased expense primarily reflects the Company's reduction in its level of short-term debt, as described in the discussion of the Company's financial condition that follows.

Miscellaneous income (net) of $2 million decreased $4 million from the prior year period. A factor in the decline was lower equity income earned by the automotive segment's Mexican affiliate due to increased engineering costs associated with future programs.

The effective income tax rate associated with continuing operations was 41.5% for the three-month period ended December 31, 1997 compared with 42.5% for the comparable quarter last year. The effective rate declined due to improved performance by certain of the Company's European operations, partially offset by the costs of start-up operations in emerging markets.

The Company's first quarter income from continuing operations of $65 million was $10 million, or 19%, higher than the prior year's quarter. The current quarter's growth was due to improvements in operating income and reduced interest expense, as noted previously. Basic and diluted earnings per share from continuing operations for the quarter ended December 31, 1997 were $0.75 and $0.70, respectively, up from $0.64 and $0.59, respectively, in the prior year.

JOHNSON CONTROLS, INC.
Form 10-Q, December 31, 1997



DISCONTINUED OPERATIONS

On February 28, 1997, the Company completed the sale of its Plastic Container division (PCD) to Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group). Accordingly, operating results, net assets and cash flows of PCD have been segregated as discontinued operations in the accompanying consolidated financial statements. The net loss of PCD was $1.8 million, or $0.02 per diluted share, on sales of $142 million for the three months ended December 31, 1996.


COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow
-----------------------------
The Company's negative working capital (excluding "Net assets of discontinued operations") was $232 million at December 31, 1997, compared with $443 million and $1,067 million at September 30, 1997 and December 31, 1996, respectively. The level of working capital has steadily increased since the first quarter of fiscal 1997, when working capital declined significantly as the Company issued short-term debt to finance the acquisition of Prince. Since that time, the Company has used the proceeds from the sale of PCD and its operating cash flows to reduce short-term debt and improve working capital. Working capital, excluding cash and debt, increased from fiscal year-end, primarily the result of higher accounts receivable, but declined compared with the prior year quarter, due largely to increased accounts payable.

Operating activities of continuing operations provided cash of $59 million during the first three months of the year compared with $19 million used in the prior year quarter. The increased cash flow was attributable to higher income and a change in working capital, primarily an increase in accounts payable and accrued liabilities.

Capital Expenditures and Other Investments
------------------------------------------
Capital expenditures for property, plant and equipment related to continuing operations were approximately $86 million for the first three months of fiscal 1998, an increase of $23 million from the amount incurred during the first three months of fiscal 1997. Management projects that capital spending for the full year will be approximately $350-$375 million. The majority of the spending has been, and will continue to be, for new automotive seating and interior product lines and facilities. Cost reduction projects in both the automotive and controls segments have been initiated during the first quarter and are planned to continue during the balance of the fiscal year.

JOHNSON CONTROLS, INC.
Form 10-Q, December 31, 1997



Investments in partially-owned affiliates of $156 million were $11 million higher than the balance at September 30, 1997 and $23 million higher than the balance one year ago. The increase from fiscal year-end primarily relates to the recording of equity income, led by the automotive segment's affiliates, and new joint ventures formed in Europe and South America. The increase from the prior year quarter was due mostly to equity earnings and the formation of a number of new joint ventures, most notably an automotive battery joint venture in Brazil.

Capitalization
--------------
The Company's total capitalization at December 31, 1997 of $3,386 million included short-term debt of $615 million, long-term debt, including current portion, of $1,023 million and shareholders' equity of $1,748 million. Total capitalization at September 30, 1997 and December 31, 1996 was $3,151 million and $3,868 million, respectively. Total debt as a percentage of total capitalization increased to 48% from 46% at fiscal year-end but was significantly less than the 60% level one year ago. The decline from the prior year period reflects the Company's use of the after-tax proceeds from the sale of PCD and operating cash flows to reduce its short-term debt. The increase in the percentage compared with fiscal year-end is due, in part, to a higher cash balance at period-end. The cash at December 31, 1997 was subsequently used to reduce short-term debt.

On February 3, 1998, the Company refinanced a portion of its commercial paper borrowings by issuing $175 million of notes. The 6.3% notes, due in 2008, were issued under the $1.5 billion shelf registration statement on file with the Securities and Exchange Commission. Accordingly, at December 31, 1997, $175 million of short-term debt was classified as long-term debt.

The Company believes its capital resources and liquidity position at December 31, 1997 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1998 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

Backlog
-------
The Company's backlog relates to the controls segment's systems installation and services business, which derives a significant portion of its revenues from long-term contracts that are accounted for using the percentage-of-completion method. The unearned backlog of commercial building systems and services contracts (excluding integrated facilities management) to be executed within the next year at December 31, 1997 was $803 million, compared with $760 million at September 30, 1997 and $767 million at December 31, 1996. The increase from September 30 and the prior year primarily represents higher systems retrofit activity in North America and the Company's success in the new construction markets overseas.

JOHNSON CONTROLS, INC.
Form 10-Q, December 31, 1997



Other Matters
-------------
The Company has established an ongoing process to identify and resolve the business issues associated with the Year 2000. A global team of professionals has been assigned responsibility for addressing the business issues and monitoring progress toward their resolution. The Company is also participating in industry-wide efforts on Year 2000 issues that involve its customers and suppliers. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The Company has not identified any remediation costs that are expected to be material to its operating results or financial condition. However, if the Company, its customers or vendors are unable to complete critical Year 2000 compliance efforts in a timely manner, it could result in a material financial risk. Management believes it is devoting the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Cautionary Statements for Forward-Looking Information
-----------------------------------------------------
The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company's Form 8-K filing (dated October 30, 1997), could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.


PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
------- -----------------
There have been no significant changes in status since the last Report.

Item 4. Results of Votes of Security Holders
------- ------------------------------------
The registrant held its Annual Meeting of Shareholders on January 28, 1998. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (William F. Andrews, Robert L. Barnett, Willie D. Davis and Richard F. Teerlink) were elected. Of the 78,098,594 shares voted, at least 76,903,466 granted authority to vote for these directors and no more than 1,195,128 shares withheld such authority.

The retention of Price Waterhouse LLP as auditors was approved by the shareholders with 77,360,568 shares voted for such appointment, 321,198 shares voted against, and 416,828 shares abstained.

JOHNSON CONTROLS, INC.
Form 10-Q, December 31, 1997



Item 5. Other Information
------- -----------------
    (a)  Rande Somma was elected Corporate Vice President in January 1998.
         He has served as President of the Automotive Systems Group's Interior Trim, Marketing and Business Development business since September 1997. Mr. Somma served in several senior management positions within the Automotive Systems Group since joining the Company in 1988.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
    (a)  Exhibits

      12 Statement regarding the computation of the ratio of earnings to fixed charges.

      27 Financial Data Schedule (electronic filing only).

    (b) The following Form 8-K's were filed during the three months ended December 31, 1997:

     (1) On October 30, 1997, the Company filed a form 8-K in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and to provide updated disclosure of the factors that could affect any forward-looking statements made by, or on behalf of, the Company.

     (2) On December 23, 1997, the Company filed a form 8-K to announce the commencement of a program to offer its medium-term notes in an aggregate initial offering price of up to $500 million. The notes are available under the Company's $1.5 billion universal shelf registration statement.

JOHNSON CONTROLS, INC.
Form 10-Q, December 31, 1997





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             JOHNSON CONTROLS, INC.


Date:  February 13, 1998     By:  Stephen A. Roell
                                  Vice President and
                                  Chief Financial Officer