Form 10-K/A
period 1997-12-31
JOHNSON CONTROLS INC
filed 1998-05-01
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                       TO

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the Fiscal Year Ended September 30, 1997
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                to
                                           --------------    -----------------
                               Commission File Number  1-5097

                             JOHNSON CONTROLS, INC.
             (Exact name of registrant as specified in its charter)

        Wisconsin                                      39-0380010
(State of Incorporation)                  (I.R.S. Employer Identification No.)

5757 N. Green Bay Avenue
      P.O. Box 591
Milwaukee, Wisconsin                                        53201
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (414) 228-1200

Securities Registered Pursuant to Section 12(b) of the Act:


                                                      Name of Each Exchange on
          Title of Each Class                               Which Registered
---------------------------------                     --------------------------
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


                                            Aggregate Market Value              Number of Shares
                                            of Nonaffiliates' Shares               Outstanding at
     Title of Each Class                     as of November 20, 1997               November 20, 1997
-------------------------------             --------------------------          --------------------
Common Stock, $.16-2/3 par value                  $3,842,382,850                     84,101,403

Series D Convertible Preferred Stock,
 $1.00 par value, $512,000
 liquidation value                                  $255,529,274                        279.649


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate by reference portions of the Annual Report to Shareholders for the year ended September 30, 1997.

Part III incorporates by reference portions of the Proxy Statement dated December 5, 1997.

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K filed December 18, 1997:

PART II

ITEM 6   SELECTED FINANCIAL DATA

Five Year Summary


                                                Year ended September 30,(1, 2)
------------------------------------------------------------------------------------------------------------
(dollars in millions,
except per share data)           1997(3)          1996          1995            1994            1993(4)
OPERATING RESULTS
Net sales                       $11,145.4        $9,210.0      $ 7,400.7       $6,111.7          $5,496.6
Operating income                $   527.1        $  478.9      $   395.1       $  311.4          $  268.5
Income from continuing
   operations before
   cumulative effect
   of accounting changes        $   220.6        $  222.7      $   168.0       $  134.8          $  113.6
Net income                      $   288.5        $  234.7      $   195.8       $  165.2          $   15.9
Earnings per share from
   continuing operations
   before cumulative effect
   of accounting changes
        Primary                 $    2.48       $    2.55     $     1.93      $    1.53         $    1.28
        Fully diluted           $    2.37       $    2.42     $     1.82      $    1.46         $    1.21
Earnings per share
        Primary                 $    3.29       $    2.69     $     2.26      $    1.90         $    0.08
        Fully diluted           $    3.12       $    2.55     $     2.13      $    1.80         $    0.08(6)
Return on average
   shareholders' equity(5)             16%             16%            13%            12%               11%
Capital expenditures            $   370.9        $  322.3      $   330.9       $  261.7          $  239.4
Depreciation                    $   283.6        $  226.6      $   191.7       $  169.3          $  161.5
Number of employees                72,300          65,800         59,200         54,800            50,100

FINANCIAL POSITION
Working capital (excluding
   "Net assets of
   discontinued operations")    $  (443.4)       $  225.8      $    81.1       $  226.9          $  213.8
Total assets                    $ 6,048.6        $4,991.2      $ 4,147.6       $3,633.9          $3,062.7
Long-term debt                  $   806.4        $  752.2      $   619.3       $  661.6          $  487.7
Total debt                      $ 1,462.6        $1,033.5      $   814.8       $  702.3          $  527.6
Shareholders' equity            $ 1,687.9        $1,507.8      $ 1,340.2       $1,202.8          $1,079.0
Total debt to total
   capitalization                      46%             41%            38%            37%               33%
Book value per share            $   19.80       $   17.88     $    16.05      $   14.55         $   13.15

COMMON SHARE INFORMATION
Dividends per share             $    0.86       $    0.82     $     0.78      $    0.72         $    0.68
Market prices
        High                    $49-13/16       $  38-1/4     $       33       $ 30-5/8         $ 29-9/16
        Low                     $  35-3/8       $  28-7/8     $   22-7/8       $22-7/16         $ 19-5/16
Number of shareholders             57,824          44,636         37,971         33,227            30,483
Weighted average shares
  (in millions)
        Primary                      84.8            83.6           82.3           82.1              81.5
        Fully diluted                90.9            89.9           89.1           88.5              88.5
------------------------------------------------------------------------------------------------------------




(1) Share and per share information has been restated to reflect a two-for-one split of the Company's common stock effective March 7, 1997.

(2) Historical amounts have been restated to reflect the reclassification of the Plastic Container division as a discontinued operation.

(3) Results include a restructuring charge of $70.0 million ($40.3 million or $.48 per primary share and $.44 per fully diluted share, after-tax).

(4) Results include the adoption of Statement of Financial Accounting
Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109, "Accounting for Income Taxes," and No. 112, "Employers' Accounting for Postemployment Benefits." The combined cumulative effect of the accounting changes was a one-time charge of $122 million or $1.50 per share on a primary basis and $1.41 per share fully diluted, after taxes.

(5) Return on average shareholders' equity represents income from continuing operations before the cumulative effect of accounting changes divided by average equity. Income from continuing operations for 1997 excludes the restructuring charge. Average equity for 1993 includes the cumulative effect of accounting changes.

(6) Calculation is anti-dilutive.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


DISCONTINUED OPERATIONS

On February 28, 1997, the Company completed the sale of its Plastic
Container division (PCD) to Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group) for approximately $650 million, with a portion of the proceeds deferred. The Company recorded a gain on the sale of $135 million ($69 million or $.76 per fully diluted share, after-tax).

Operating results, net assets and cash flows of PCD have been segregated as discontinued operations in the accompanying consolidated financial statements. Net (loss) earnings of PCD were $(1.1) million ($(.01) per fully diluted share) on sales of $242 million for the five months ended February 28, 1997 and $12.0 million ($.13 per fully diluted share) on sales of $799 million for the year ended September 30, 1996.


                          Common Stock Price Range                    Dividends
------------------------------------------------------------------------------------
                       1997                     1996                 1997       1996

First Quarter     $35-3/4 - 42-11/16       $28-7/8 - 34-7/8        $0.215     $0.205
Second Quarter     39-3/8 - 45-11/16       32-5/16 - 37-13/16       0.215      0.205
Third Quarter      35-3/8 - 43-7/8          33-1/2 - 37-9/16        0.215      0.205
Fourth Quarter         41 - 49-13/16        31-1/4 - 38-1/4         0.215      0.205
------------------------------------------------------------------------------------
Year              $35-3/8 - 49-13/16       $28-7/8 - 38-1/4        $0.86      $0.82
====================================================================================

Prior year results of operations, financial position and cash flows noted in the following discussion have been restated to reflect the current year's presentation of PCD as a discontinued operation.



CONTINUING OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

SALES
-----

Consolidated net sales for 1997 reached a record $11,145 million, representing a 21% increase over 1996 sales of $9,210 million. The Company's automotive segment was the principal contributor to the year's increased sales.

Automotive segment sales for 1997 rose 28% to $8,022 million, up from the prior year's $6,250 million. Approximately one-half of the increase is attributable to the acquisition of Prince, the interior systems company acquired in October 1996. North American seating sales were strong despite a slight decline in industry vehicle production levels in 1997 compared with the prior year. The sales growth reflects the Company's participation with new vehicle models such as Ford's Expedition and F-150 light trucks and General Motors' minivans. Seating sales in Europe were higher, despite the impact of lower currency exchange rates, due to successful new programs with Ford, Chrysler and Volkswagen.

Sales of automotive batteries reached a record level due to higher unit shipments to existing markets and the addition of a new customer, Sears' Western Auto Parts America.

Controls segment sales increased 6% to $3,123 million from $2,960 million in 1996. Integrated facilities management activity in the commercial market worldwide was the source of most of the segment's growth. Sales were also higher in the non-residential building construction markets in the Asia/Pacific region and the United States.

Looking to 1998, management expects consolidated net sales will exceed the 1997 level. Automotive segment sales are expected to increase approximately 8% to 13%, reflecting the launch of new seating business in North America, Europe, and South America; tempered by an expectation for slightly lower vehicle production levels in North America. Sales of automotive batteries are also expected to increase due to growth from existing customers and the Company's new three-year contract to manufacture Sears DieHard Gold brand batteries.

Management expects controls segment sales to increase approximately 5% to 10% in 1998. The expected increase is based on the continued expansion of integrated facilities management activity in the commercial market and higher systems retrofit activity, particularly for U.S. government facilities. At September 30, 1997, the unearned backlog of commercial building systems and services contracts (excluding integrated facilities management) to be executed within the next fiscal year was $760 million. The increase from the prior year amount of $746 million is primarily due to growth in orders in the non-residential building construction market in the Asia/Pacific region.

OPERATING INCOME
----------------

Consolidated operating income for 1997 was $527 million, including a $70 million restructuring charge recorded in the second quarter (see discussion that follows). Operating income before the restructuring charge was $597 million, a 25% increase over the prior year's $479 million.

The automotive segment's operating income, excluding the segment's portion of the restructuring charge, rose to $478 million, a 32% increase from the prior year's $361 million. The inclusion of earnings from Prince and higher seating shipments in North America and Europe contributed to the segment's increased operating income. Higher automotive battery volumes contributed to the segment's operating income growth. Start-up and engineering investments related to new seating programs worldwide, especially in Europe and South America, and strikes at two of the Company's automotive facilities also affected segment operating income.

Operating income for the controls segment, excluding the segment's portion of the restructuring charge, increased 2% to $119 million. The improvement was largely due to increased integrated facilities management activity in the commercial market, both in North America and continental Europe. This improvement was partially offset by lower operating margins in the North American systems and services market as investments outpaced revenues.

In the second quarter of 1997, the Company recorded a restructuring charge, including related asset writedowns, of $70 million involving its automotive and controls segments. The automotive initiatives primarily relate to European operations where certain manufacturing capacity is being realigned with anticipated future customer sourcing requirements, and product development resources are being consolidated. The charge associated with the controls business principally addresses the Company's decision to restructure certain low-margin service activities which are outside its core controls and facilities management businesses. At September 30, 1997, costs of $55 million had been charged against the reserve, comprised of asset writedowns of $43 million, employee severance and termination benefits of $6 million, and other costs relating to the restructuring initiatives of $6 million. Restructuring actions are expected to be completed during 1998.

Consolidated operating income is expected to increase in 1998, based principally on higher sales projections and improved efficiencies. The automotive segment's operating income is anticipated to grow as a result of new seating business worldwide, continued involvement in successful vehicle programs, and reduced start-up and engineering costs in Europe as new programs move from start-up to production. The launch of new seating programs in South America and the Asia/Pacific region, however, is expected to continue to reduce operating income. The automotive segment has supply agreements with certain of its customers that provide for annual productivity price reductions and, in some instances, for the recovery of material and labor cost increases. The segment has been, and anticipates it will continue to be, able to significantly offset any sales price changes with cost reductions from design changes, productivity improvements and similar programs with suppliers. Controls segment operating income is expected to increase due to expansion of integrated facilities management and systems retrofit activity in the commercial market. Performance in the systems and services market is expected to improve as certain initiatives started in 1997, including cost reduction and productivity improvement programs, continue in 1998.

OTHER INCOME/EXPENSE
--------------------

Net interest expense (interest expense net of interest income) in 1997 was $113 million, $47 million higher than the prior year. The increase was primarily the result of the financing associated with the acquisition of Prince for approximately $1.3 billion at the beginning of the Company's fiscal year. Net interest expense in 1998 is expected to be slightly lower than in 1997.

Miscellaneous-net income of $11 million increased by $3 million over the prior year. The improvement was primarily due to higher equity income, with strong contributions from the automotive segment's partially-owned affiliates in North America and Europe.

PROVISION FOR INCOME TAXES
--------------------------

The effective income tax rate on continuing operations was 42.5% for 1997 compared with 40.8% for the prior year. The increase primarily reflects the non-deductible goodwill amortization associated with the acquisition of Prince. The effective rate for the fiscal year was higher than the combined federal and state statutory rate of approximately 39%, due mostly to the non-deductible goodwill amortization of Prince and higher foreign effective rates. No significant change in the effective income tax rate is anticipated for 1998.

INCOME FROM CONTINUING OPERATIONS
---------------------------------

The Company's income from continuing operations for 1997 was $221 million or $2.37 per fully diluted share. Before the restructuring charge ($40 million or $.44 per fully diluted share, after-tax), income from continuing operations totaled $261 million, which represents a 17% increase from the prior year's $223 million. The increase was attributable to improvements in operating income, offset in part by higher net interest expense. Fully diluted earnings per share from continuing operations (before the restructuring charge) were $2.81, up from $2.42 in the prior year.


FISCAL 1996 COMPARED TO FISCAL 1995
-----------------------------------

SALES
-----

Consolidated net sales for 1996 were $9,210 million, representing a 24% increase over 1995 sales of $7,401 million. Automotive segment sales rose 31% to $6,250 million in 1996, principally due to the Company's participation in new and successful vehicle seating programs worldwide and the acquisition of Roth Freres (Roth) during the year. New seating programs launched in 1996 included Ford's F-Series light truck in North America and Fiesta in Europe. Some of the more successful vehicle programs in which the Company participates include Ford's Explorer, Chrysler's Jeep Cherokee and General Motors' Jimmy/Blazer. In December 1995, the Company completed the acquisition of approximately 75% of Roth, a major supplier of seating and interior components to the European automotive industry, which added approximately $500 million to 1996 sales. Sales of automotive batteries increased as a result of the higher level of unit shipments to both replacement and original equipment customers. Increased market penetration by aftermarket battery customers and the colder winter weather were key contributors to the increase in replacement battery demand. In addition, higher lead costs, which are passed through to customers in pricing, increased sales.

Controls segment sales for 1996 were $2,960 million, 13% greater than 1995. The increase was primarily generated by a higher level of activity in the existing buildings market. Worldwide commercial integrated facilities management sales improved substantially year-over-year. Sales of retrofit control systems to the non-residential buildings market, primarily in the form of performance contracts, also contributed to the increase. Construction sales in Europe and the Asia/Pacific region were also higher than the year ago period. Facilities management activity in the U.S. government market was lower than the prior year.

OPERATING INCOME
----------------

Consolidated operating income for 1996 was $479 million, an increase of 21% over 1995. The automotive segment's operating income increased 24% to $361 million in 1996. The segment benefited from higher volumes in both North America and Europe. Operating margin improvements in North America and Europe, associated with established vehicle seating program efficiencies, were more than offset by start-up costs in the segment's emerging South American and Asia/Pacific seating markets. Significant reductions in battery operating costs benefited operating margins.


BUSINESS SEGMENTS(1)




                                Operating    Assets       Depreciation/     Capital
                Net Sales       Income(2)  (Year End)     Amortization    Expenditures
Year ended September 30,
--------------------------------------------------------------------------------------
(in millions)
1997
Automotive      $ 8,022.1         $440.6      $4,456.2        $295.6          $309.7
Controls          3,123.3           86.5       1,143.4          59.3            61.2
Unallocated          -              -            449.0           -               -
--------------------------------------------------------------------------------------
Consolidated    $11,145.4         $527.1      $6,048.6        $354.9          $370.9
======================================================================================

1996
Automotive      $ 6,250.2         $361.2      $2,970.5        $209.1          $260.6
Controls          2,959.8          117.7       1,177.1          53.4            61.7
Unallocated          -              -            402.9           -               -
Net assets of
discontinued
operations           -              -            440.7           -               -
--------------------------------------------------------------------------------------
Consolidated    $ 9,210.0         $478.9      $4,991.2        $262.5          $322.3
======================================================================================
1995
Automotive      $ 4,770.4         $291.1      $2,264.7        $172.2          $274.4
Controls          2,630.3          104.0       1,071.1          46.9            56.5
Unallocated          -              -            345.2           -               -
Net assets of
discontinued
operations           -              -            466.6           -               -
--------------------------------------------------------------------------------------
Consolidated    $ 7,400.7         $395.1      $4,147.6        $219.1          $330.9
======================================================================================


(1) Prior year segment information has been reclassified to conform to the current year's presentation.

(2) Operating income for 1997 includes a restructuring charge (see Note 2) of $70.0 million, with $37.0 million charged to the automotive segment and $33.0 million charged to the controls segment.


Operating income of the controls segment was $118 million, an increase of 13% over the prior year. Income grew in line with the higher sales and primarily resulted from the increased activity in the worldwide existing commercial buildings market.

OTHER INCOME/EXPENSE
--------------------

Net interest expense (interest expense net of interest income) in 1996 was $66 million, $19 million higher than the prior year. The increase primarily resulted from the financing associated with the Roth acquisition and the debt assumed with the purchase.

Miscellaneous-net income of $8 million compares to an expense of $10 million in the prior year. The Company recorded $14 million more in equity income in 1996 than in 1995. The majority of this improvement related to the Company's Mexican affiliates, which benefited from both improved operating results and the absence of prior year losses associated with the Mexican Peso devaluation. Other miscellaneous income items in 1996 included gains associated with the sale of certain assets and foreign currency transactions.

PROVISION FOR INCOME TAXES
--------------------------
The effective income tax rate on continuing operations for 1996 was 40.8%, lower than the 1995 rate of 42.3%. The effective rate declined due to improved performance by certain of the Company's consolidated subsidiaries and European operations, offset by start-up operations in emerging markets. The effective rate for the fiscal year remained higher than the combined federal and state statutory rate of approximately 39%, principally due to overall higher foreign effective rates.

INCOME FROM CONTINUING OPERATIONS
---------------------------------
Income from continuing operations rose 33% in 1996 to $223 million as a result of the improvements in operating and equity income, offset by the increase in interest expense. Fully diluted earnings per share from continuing operations were $2.42 for 1996, up from $1.82 in 1995.


CAPITAL EXPENDITURES AND OTHER INVESTMENTS

Capital expenditures associated with continuing operations were $371 million, $322 million and $331 million in 1997, 1996 and 1995, respectively. Capital expenditures for the automotive segment accounted for approximately 80% of the 1997 spending, and were related to the expansion of automotive seating and interior facilities and product lines worldwide and cost reduction projects. Controls segment spending was primarily for information technology and cost reduction projects. Capital expenditures for 1998 are expected to approximate $350-$375 million, with the majority anticipated to again focus on automotive seating and interior systems expansion, with spending by the controls segment on information technology and automated business systems. Cost reduction programs related to both segments are expected to account for the majority of the remainder of the expenditures.

Goodwill increased $1,012 million to $1,560 million at September 30, 1997. The increase is attributable to businesses acquired during 1997, most notably the acquisition of Prince at the beginning of the Company's fiscal year. All acquisitions were accounted for as purchases and, as such, operating results are included from the respective acquisition dates.

Investments in partially-owned affiliates of $145 million were approximately $16 million higher than the prior year. A notable increase during 1997 resulted from the formation of an automotive battery joint venture in Brazil. Additionally, the Company earned approximately $20 million of equity income for the year. The increases were partially offset by the impact of currency translation and dividend distributions.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOW
---------
Cash of $617 million was provided by operating activities of continuing operations during 1997 compared with $403 million in 1996. This increase was generated by a favorable change in the level of working capital. Total working capital (excluding "Net assets of discontinued operations") decreased to a negative $443 million at September 30, 1997 compared to $226 million at September 30, 1996. The significant decrease in working capital relates to the increase in short-term debt which was used to finance the acquisition of Prince. Working capital, excluding debt and cash, was lower than the prior year largely due to higher accounts payable and accrued liabilities.

CAPITALIZATION
--------------
The Company's capitalization of $3,151 million at September 30, 1997 included short-term debt of $538 million; long-term debt, including the current portion, of $925 million; and shareholders' equity of $1,688 million. Total debt as a percentage of total capitalization increased to 46% from 41% at September 30, 1996. The increase is attributable to the issuance of short-term debt to finance the acquisition of Prince. However, this represents a significant decline from the 60% level that existed in the first quarter of fiscal 1997, after Prince was acquired. The reduction is due to the Company's use of the after-tax proceeds from the sale of PCD and strong operating cash flows during the second half of 1997 to reduce short-term debt.

In September 1996, the Company entered into two revolving credit facilities, one for $1.1 billion maturing in September 1997 and the other for $500 million maturing in May 2001. In May 1997, the $500 million credit facility was increased to $600 million, with an option to increase it to $1 billion, and a maturity of May 2002. The Company's other credit facility was renegotiated in September 1997, decreasing the facility to $250 million, with a maturity of September 1998. The credit facilities support the issuance of commercial paper. At September 30, 1997, $538 million of short-term borrowings were outstanding compared with $248 million at 1996 fiscal year-end.

QUARTERLY FINANCIAL DATA


                       First           Second          Third           Fourth          Full
                       Quarter         Quarter(1)      Quarter         Quarter         Year(1)
Year ended September 30,
-----------------------------------------------------------------------------------------------
(in millions, except per share data; unaudited)
1997
Net sales             $2,761.3        $2,743.6        $2,879.3        $2,761.2        $11,145.4
Gross profit          $  406.7        $  375.3        $  433.4        $  444.4        $ 1,659.8
Income (loss)
  from continuing
  operations          $   54.9        $   (1.6)       $   74.4        $   92.9        $   220.6
Discontinued
  operations,
  net of tax          $   (1.8)       $   69.7            -               -           $    67.9
Net income            $   53.1        $   68.1        $   74.4        $   92.9        $   288.5
Earnings (loss)
  per share from
  continuing
  operations
   Primary            $   0.63        $  (0.06)      $    0.85       $    1.06       $     2.48
   Fully diluted      $   0.59        $  (0.03)      $    0.81       $    1.00       $     2.37

Earnings per share
   Primary            $   0.61        $   0.77       $    0.85       $    1.06       $     3.29
   Fully diluted      $   0.57        $   0.74       $    0.81       $    1.00       $     3.12
-----------------------------------------------------------------------------------------------
1996
Net sales             $1,997.0        $2,245.5        $2,482.0        $2,485.5        $ 9,210.0
Gross profit          $  303.2        $  299.3        $  349.5        $  379.7        $ 1,331.7
Income from
  continuing
  operations          $   45.3        $   36.3        $   63.5        $   77.6        $   222.7
Discontinued
  operations,
  net of tax          $    1.7        $    0.1        $    5.8        $    4.4        $    12.0
Net income            $   47.0        $   36.4        $   69.3        $   82.0        $   234.7
Earnings per
  share from
  continuing
  operations
   Primary            $   0.52        $   0.40       $    0.73       $    0.90       $     2.55
   Fully diluted      $   0.49        $   0.39       $    0.69       $    0.85       $     2.42
Earnings per share
   Primary            $   0.54        $   0.40       $    0.80       $    0.95       $     2.69
   Fully diluted      $   0.51        $   0.39       $    0.76       $    0.89       $     2.55
-----------------------------------------------------------------------------------------------

(1)Second quarter earnings include (per fully diluted share) the effects of a restructuring charge equal to $(.44), earnings from discontinued operations of $.01 and a gain on the sale of discontinued operations of $.76; full year earnings include a loss from discontinued operations of $(.01). Excluding these items would result in earnings per fully diluted share of $.41 for the second quarter and $2.81 for the year.

In May 1997, the Company's $1.5 billion universal shelf registration statement, under which the Company can issue a variety of debt and equity instruments, was made effective by the Securities and Exchange Commission. In July 1997, the Company refinanced a portion of its commercial paper borrowings associated with the Prince acquisition by issuing $150 million of 7.125% notes due in 2017. In November 1997, the shelf registration statement was amended to provide the ability to offer a maximum of $500 million of medium term notes.

High credit ratings from Moody's (A2), Fitch (A), and Standard & Poor's
(A) have been maintained on the Company's long-term debt.

The Company's capital resources and liquidity position are considered sufficient to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1998 are expected to be funded from operations, supplemented by short-term or long-term borrowings, if required.


RISK MANAGEMENT

The Company is exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes. Analytical techniques used to manage and monitor foreign exchange and interest rate risk include market valuation and sensitivity analysis.

A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, and further disclosure relating to financial instruments is included in Note 8 - Financial Instruments.

FOREIGN EXCHANGE
----------------
The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and enters into transactions denominated in various foreign currencies. In order to maintain strict control and achieve the benefits of the Company's global diversification, foreign exchange exposures are first centralized and then netted internally so that only the Company's net foreign exchange exposures are hedged with financial instruments. The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately intercompany transactions. Gains and losses resulting from hedging instruments offset the gains or losses on the underlying assets, liabilities and investments being hedged. The Company's forward exchange contracts generally have maturities which do not exceed 12 months, and the maturities coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. The Company has entered into two cross-currency interest rate swaps to hedge portions of its net investments in Germany and France. The currency effects of these swaps are reflected in the cumulative translation adjustments account within shareholders' equity where they offset gains and losses on the net investments in Germany and France. The currencies that the Company was primarily exposed to on September 30, 1997 were the British Pound, French Franc, German Mark, Italian Lira, Hong Kong Dollar, Spanish Peseta, Portuguese Escudo and Australian Dollar.

SENSITIVITY ANALYSIS: The following table indicates the U.S. dollar equivalents of the net foreign exchange contracts and non-functional currency denominated debt (instruments) outstanding by currency and the corresponding impact on the value of these instruments assuming both a 10% appreciation and depreciation of the respective currencies. The resulting functional currency gains and losses are translated at the U.S. dollar spot rate on September 30, 1997. As noted above, the Company's policy prohibits the trading of financial instruments for profit. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.


                                                    Foreign Exchange Gain/(Loss) from:
                                                    -------------------------------------
                        Net Amount of           10% Appreciation        10% Depreciation
                        Instruments             of the Functional       of the Functional
Currency                Long/(Short)                Currency                 Currency
-----------------------------------------------------------------------------------------
(dollars in millions)
British Pounds          $(146)                  $15                     $(15)
French Francs             (33)                    3                       (3)
German Marks              (28)                    3                       (3)
Italian Lira               24                    (2)                       2
Hong Kong Dollars         (21)                    2                       (2)
Spanish Pesetas           (20)                    2                       (2)
Portuguese Escudos         15                    (2)                       2
Australian Dollars         (9)                    1                       (1)
Other                      37                    (4)                       4
-----------------------------------------------------------------------------------------
Total                   $(181)                  $18                     $(18)
=========================================================================================


INTEREST RATES
--------------
The Company uses interest rate swaps to modify the Company's exposure to interest rate movements. Certain cross-currency interest rate swaps are designated as hedges of the Company's related foreign net investment exposures. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in the consolidated statement of income on a current basis. The Company's earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to U.S. short-term money market rates. A 10% increase/ decrease in the average cost of the Company's short-term debt would result in an increase/decrease in pre-tax interest expense of approximately $3 million.

COMMODITIES
-----------
The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize raw commodities. The Company manages its exposure to changes in those prices primarily through its procurement and sales practices. This exposure is not material to the Company.


FUTURE ACCOUNTING CHANGES

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

Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 1997 related solely to environmental compliance were not material. Environmental remediation, compliance and management expenses incurred by the Company in 1997 were approximately $9 million. At September 30,
1997, an accrued liability of approximately $36 million was maintained relating to environmental matters. The Company's environmental liabilities are undiscounted and do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental assessment and remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows.

On June 30, 1995, the Company appealed to the Wisconsin Court of Appeals a Milwaukee County Circuit Court order granting summary judgment dismissing Johnson Controls' complaint against Employers Insurance of Wausau and other insurance companies seeking to recover environmental response costs at 21 sites. The Circuit Court based its decision on a 1994 Wisconsin Supreme Court case that held response costs incurred to remedy contamination were not "damages" as that term was used in comprehensive general liability policies. On April 22, 1997, the Wisconsin Supreme Court handed down decisions in two cases that held that certain types of environmental payments may be "damages." Based on these cases, the Company believes that the Court of Appeals will reverse the Circuit Court's decision, at least in part. If so, the Company believes that at least certain of its environmental costs should be reimbursed by the defendant insurance companies. The Company further believes that the insurers will claim that the costs are not recoverable on the theory that the damage was expected and intended. The Company has not recorded any anticipated recoveries of future insurance proceeds, and therefore, the outcome of this case should have no significant adverse impact on the Company's consolidated financial statements.

If future Environmental and Worker Safety Laws contain more stringent requirements than currently anticipated, expenditures could be expected to have a more significant effect on the Company's financial position, results of operations or cash flows. In general, the Company's competitors face the same laws, and, accordingly, the Company should not be placed at a competitive disadvantage.


CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks in the "Risk Management" section of this document and those preceded by, following or that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company's Form 8-K filing (dated October 30, 1997), could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS, INC.



                                               BY     Stephen A. Roell
                                                      Vice President and Chief
                                                      Financial Officer

Date:  May 1, 1998