Form 10-K/A
period 1997-09-30
JOHNSON CONTROLS INC
filed 1998-05-12
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2
                                       TO

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ..............  to  ...............

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

Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
      Title of Each Class                                  Which Registered
---------------------------------                   ----------------------------
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

The undersigned registrant hereby amends the following item of its Annual Report on Form 10-K filed December 18, 1997:


                            EXPLANATORY STATEMENT

The financial data schedules (electronic filing only) for each of the noted periods are being amended to restate earnings per share amounts calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
        ON FORM 8-K
                                                                     Page in
                                                                  Annual Report*
                                                                  --------------

(a) The following documents are filed as part of this report:

     (1) Financial Statements

     Consolidated Statement of Income for the years ended
       September 30, 1997, 1996 and 1995...............................    26

     Consolidated Statement of Financial Position at
       September 30, 1997 and 1996.....................................    27

     Consolidated Statement of Cash Flows for the years
       ended September 30, 1997, 1996 and 1995.........................    28

     Consolidated Statement of Shareholders' Equity for the
       years ended September 30, 1997, 1996 and 1995 ..................    29

     Notes to Consolidated Financial Statements ....................... 30-38

     Report of Independent Accountants ................................    39



*Incorporated by reference from the indicated pages of the 1997
Annual Report to Shareholders.

                                                                         Page in
                                                                       Form 10-K
                                                                       ---------

     (2) Financial Statement Schedule

     Report of Independent Accountants on Financial Statement
       Schedule .......................................................    24

     For the years ended September 30, 1997, 1996 and 1995:

       II.  Valuation and Qualifying Accounts .........................    26

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

      23       Consent of Independent Accountants dated December
               18, 1997, filed herewith.

      27       Financial Data Schedules

      27.1 Restated and Amended Financial Data Schedule for the twelve month period ended September 30, 1995 (electronic filing only).

      27.2 Restated and Amended Financial Data Schedule for the three month period ended December 31, 1995 (electronic filing only).

      27.3 Restated and Amended Financial Data Schedule for the six month period ended March 31, 1996 (electronic filing only).

      27.4 Restated Financial Data Schedule for the nine month period ended June 30, 1996 (electronic filing only).

      27.5 Restated and Amended Financial Data Schedule for the twelve month period ended September 30, 1996 (electronic filing only).

      27.6 Restated Financial Data Schedule for the three month period ended December 31, 1996 (electronic filing only).

      27.7 Restated Financial Data Schedule for the six month period ended March 31, 1997 (electronic filing only).

      27.8 Restated and Amended Financial Data Schedule for the nine month period ended June 30, 1997 (electronic filing only).

      27.9 Restated Financial Data Schedule for the twelve month period ended September 30, 1997 (electronic filing only).

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


Date:  May 12, 1998