Form 10-Q
period 1998-03-31
JOHNSON CONTROLS INC
filed 1998-05-15
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    --------

Commission File Number 1-5097


                             JOHNSON CONTROLS, INC.
             (Exact name of registrant as specified in its charter)

Wisconsin                                                   39-0380010
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

         5757 North Green Bay Avenue, P.O. Box 591, Milwaukee, WI 53201
                     (Address of principal executive office)

Registrant's telephone number, including area code:  (414) 228-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
     ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at March 31, 1998
Common Stock $.16 2/3 Par Value                      84,605,206

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                 March 31, 1998


                                  REPORT INDEX

                                                                                       Page No.
     PART I - FINANCIAL INFORMATION:                                                   --------
      Consolidated Statement of Financial Position at March 31, 1998,
        September 30, 1997 and March 31, 1997  .................................         3

      Consolidated Statement of Income for the Three- and Six-Month
        Periods Ended March 31, 1998 and 1997...................................         4

      Consolidated Statement of Cash Flows for the Six-Month Periods
        Ended March 31, 1998 and 1997  .........................................         5

      Notes to Consolidated Financial Statements  ..............................         6

      Management's Discussion and Analysis of Financial Condition
        and Results of Operations  .............................................         9


     PART II - OTHER INFORMATION:

      Item 1. Legal Proceedings  ...............................................        15

      Item 4. Results of Votes of Security Holders..............................        15

      Item 6. Exhibits and Reports on Form 8-K  ................................        15


     SIGNATURES  ...............................................................        16

                            JOHNSON CONTROLS, INC.


                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                (in millions)



                                                              March 31,          September 30,       March 31,
                                                                 1998                1997              1997
                                                          -------------------   --------------      -------------
                                                             (unaudited)                             (unaudited)
ASSETS
Cash and cash equivalents                                       $161.7                $111.8            $176.6
Accounts receivable - net                                      1,645.1               1,467.4           1,532.9
Costs and earnings in excess of billings
  on uncompleted contracts                                       191.8                 217.2             210.2
Inventories                                                      389.2                 373.4             378.0
Other current assets                                             437.1                 359.5             335.5
                                                           ----------        ---------------      ------------
     Current assets                                            2,824.9               2,529.3           2,633.2

Property, plant and equipment - net                            1,564.1               1,533.0           1,464.0
Goodwill - net                                                 1,543.0               1,560.3           1,590.3
Investments in partially-owned affiliates                        170.3                 144.6             146.5
Other noncurrent assets                                          273.3                 281.4             258.2
                                                          ------------        --------------      ------------
     Total assets                                             $6,375.6              $6,048.6          $6,092.2
                                                          ============        ===============     ============


LIABILITIES AND EQUITY
Short-term debt                                                 $552.5                $537.8            $917.1
Current portion of long-term debt                                 28.1                 118.4             124.5
Accounts payable                                               1,486.5               1,341.9           1,263.2
Accrued compensation and benefits                                325.9                 303.3             303.7
Accrued income taxes                                              30.7                  78.8              93.3
Billings in excess of costs and earnings
  on uncompleted contracts                                       126.4                 107.6             110.9
Other current liabilities                                        503.3                 484.9             453.5
                                                          ------------        --------------      ------------
     Current liabilities                                       3,053.4               2,972.7           3,266.2

Long-term debt                                                   962.6                 806.4             666.7
Postretirement health and other benefits                         167.7                 167.2             168.1
Other noncurrent liabilities                                     412.4                 414.4             411.4
Shareholders' equity                                           1,779.5               1,687.9           1,579.8
                                                          ------------        --------------      ------------
     Total liabilities and equity                             $6,375.6              $6,048.6          $6,092.2
                                                          ============        ==============      ============


    The accompanying notes are an integral part of the financial statements.

                            JOHNSON CONTROLS, INC.


                       CONSOLIDATED STATEMENT OF INCOME
               (in millions, except per share data; unaudited)


                                                               For the Three Months         For the Six Months
                                                                 Ended March 31,              Ended March 31,
                                                            ------------------------   ----------------------------
                                                              1998          1997          1998         1997
                                                           -----------   -----------   ----------   ----------
Net sales                                                  $   3,007.3   $  2,743.6   $  6,063.6   $  5,504.9
Cost of sales                                                  2,591.0      2,368.3      5,213.1      4,722.9
                                                           -----------    ---------    ---------    ---------
   Gross profit                                                  416.3        375.3        850.5        782.0

Selling, general and administrative expenses                     289.6        264.0        575.4        540.8
Restructuring charge                                              --           70.0          --          70.0
                                                             ---------    ---------    ---------    ---------
   Operating income                                              126.7         41.3        275.1        171.2

Interest income                                                    2.5          1.6          4.8          3.6
Interest expense                                                 (28.9)       (33.5)       (59.0)       (66.0)
Miscellaneous - net                                               (0.9)         0.3          0.8          5.9
                                                             ---------    ---------    ---------    ---------
   Other income (expense)                                        (27.3)       (31.6)       (53.4)       (56.5)
                                                             ---------    ---------    ---------    ---------

Income before income taxes and minority interests                 99.4          9.7        221.7        114.7
Provision for income taxes                                        41.2          4.1         92.0         48.7
Minority interests in net earnings of subsidiaries                 5.7          7.2         11.9         12.7
                                                             ---------    ---------    ---------    ---------

Income from continuing operations                                 52.5        (1.6)        117.8         53.3

Discontinued operations
   Income (loss) from discontinued operations, adjusted
   for applicable income tax provision (benefit) of $0.5
   and ($1.0), respectively, and minority interests               --           0.7           --         (1.1)

   Gain on sale of discontinued operations, net of $66.0
   of income taxes                                                --          69.0           --         69.0
                                                             --------    ---------    ---------    ---------

Net income                                                   $   52.5    $    68.1    $   117.8    $   121.2
                                                             ========    =========    =========    =========

Earnings available for common shareholders                   $   50.1    $    65.6    $   113.1    $   116.4
                                                             ========    =========    =========    =========

Earnings (loss) per share from continuing operations
   Basic                                                     $   0.59    ($   0.06)   $    1.34    $    0.58
                                                             ========    =========    =========    =========
   Diluted                                                   $   0.56    ($   0.03)   $    1.26    $    0.56
                                                             ========    =========    =========    =========

Earnings per share
   Basic                                                     $   0.59    $    0.78    $    1.34    $    1.40
                                                             ========    =========    =========    =========
   Diluted                                                   $   0.56    $    0.74    $    1.26    $    1.31
                                                             ========    =========    =========    =========



    The accompanying notes are an intergral part of the financial statements

                            JOHNSON CONTROLS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in millions; unaudited)


                                                                                                    For the Six Months
                                                                                                      Ended March 31,
                                                                                              --------------------------------
                                                                                                     1998              1997
                                                                                               ----------------    -----------
OPERATING ACTIVITIES
Income from continuing operations                                                                      $117.8             $53.3
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations
      Depreciation                                                                                      152.0             142.9
      Amortization of intangibles                                                                        33.4              35.4
      Equity in earnings of partially-owned affiliates                                                   (7.8)            (10.7)
      Deferred income taxes                                                                               3.4             (20.4)
      Restructuring charge                                                                                 -                70.0
      Other                                                                                             (14.2)              1.8
      Changes in working capital, excluding acquisition of businesses
         Receivables                                                                                   (151.6)            (92.0)
         Inventories                                                                                    (15.0)            (36.1)
         Other current assets                                                                           (76.4)            (21.0)
         Accounts payable and accrued liabilities                                                       197.3              18.5
         Accrued income taxes                                                                           (48.3)            (17.0)
         Billings in excess of costs and earnings on uncompleted contracts                               19.0              28.3
                                                                                               --------------    --------------
            Cash provided by operating activities of continuing operations                              209.6             153.0
            Cash used by operating activities of discontinued operations                                  -                (8.4)
                                                                                               --------------    --------------
            Cash provided by operating activities                                                       209.6             144.6
                                                                                               --------------    --------------

INVESTING ACTIVITIES
Capital expenditures                                                                                   (196.8)           (145.8)
Sale of property, plant and equipment - net                                                               3.6               7.3
Acquisition of businesses, net of cash acquired                                                            -           (1,230.4)
Divestiture of businesses                                                                                  -              645.6
Additions of long-term investments                                                                      (19.5)            (15.4)
Investing activities of discontinued operations                                                            -              (19.5)
                                                                                               --------------    --------------
             Cash used by investing activities                                                         (212.7)           (758.2)
                                                                                               --------------    --------------

FINANCING ACTIVITIES
Increase in short-term debt                                                                               2.1             666.5
Issuance of long-term debt                                                                              181.2               3.6
Repayment of long-term debt                                                                             (93.4)            (31.0)
Payment of cash dividends                                                                               (44.3)            (41.9)
Net financing activities of discontinued operations                                                         -              16.5
Other                                                                                                     7.4              11.3
                                                                                               --------------    --------------
              Cash provided by financing activities                                                      53.0             625.0
                                                                                               --------------    --------------

Increase in cash and cash equivalents                                                                   $49.9             $11.4
                                                                                               ==============    ==============


The accompanying notes are an integral part of the financial statments.

JOHNSON CONTROLS, INC.
Form 10-Q, March 31, 1998



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Financial Statements

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1997. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the Company's 1998 fiscal year because of seasonal and other factors.

2.    Cash Flow

      For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Income taxes paid during the six months ended March 31, 1998 and 1997 (net of income tax refunds) totaled approximately $140 million and $139 million, respectively. Total interest paid was $67 million and $66 million for the six months ended March 31, 1998 and 1997, respectively.

3.    Inventories

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

      Inventories were comprised of the following:


                                                                               March 31,
      (in millions)                                                       1998           1997
                                                                          ----           ----
      Raw materials and supplies                                         $ 180.0        $ 163.5
      Work-in-process                                                       96.6           96.3
      Finished goods                                                       151.3          159.5
                                                                         -------        -------
         FIFO inventories                                                  427.9          419.3
      LIFO reserve                                                         (38.7)         (41.3)
                                                                         -------        -------
         LIFO inventories                                                $ 389.2        $ 378.0
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

5.    Earnings Per Share

      Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes revised standards for computing and presenting earnings per share. Prior period earnings per share have been restated. The following reconciles the numerators and denominators used to calculate basic and diluted earnings per share from continuing operations for the three- and six-month periods ended March 31, 1998 and 1997:

      Income Available to Common Shareholders  (in millions)

                                                         For the Three Months       For the Six Months
                                                            Ended March 31,          Ended March 31,
                                                          1998         1997         1998         1997
                                                        ----------- -----------  ----------  -----------
        Income from continuing operations                 $52.5       ($1.6)       $117.8      $53.3
        Less: Preferred stock dividends, net of tax
        benefit                                            (2.4)       (2.5)         (4.7)      (4.8)
                                                          -----       -----        ------      -----

        Basic income available to common stockholders     $50.1       ($4.1)       $113.1      $48.5
                                                          -----       -----        ------      -----

        Effect of Dilutive Securities:
        Preferred stock dividends, net of tax benefit       2.4         2.5           4.7        4.8
        Less: Compensation expense, net of tax, arising
               from assumed conversion of preferred stock
                                                           (1.3)       (1.4)         (2.6)      (2.7)
                                                          -----       -----         -----      -----

        Diluted income available to common stockholders
        after assumed conversions                         $51.2       ($3.0)       $115.2      $50.6
                                                          =====       ======        ======     =====


       Weighted Average Shares Outstanding  (in millions)


                                                        For the Three Months       For the Six Months
                                                          Ended March 31,           Ended March 31,
                                                         1998         1997         1998          1997
                                                        ------       ------       ------        ------
        Basic weighted average shares outstanding         84.4         83.6         84.2          83.2
                                                        ------       ------       ------        ------

        Effect of Dilutive Securities:
        Stock options                                      1.7          1.4          1.7           1.4
        Convertible preferred stock                        5.5          5.9          5.5           5.9
                                                        ------       ------       ------        ------

        Diluted weighted average shares outstanding       91.6         90.9         91.4          90.5
                                                        ======       ======       ======        ======

6.    Acquisition and Divestiture of Businesses

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

      On February 28, 1997, the Company completed the sale of PCD to Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group) for approximately $650 million, with a portion of the proceeds deferred. The Company recorded a gain on the sale of $135 million ($69 million, after-tax). Accordingly, prior year consolidated financial statements reflect PCD as a discontinued operation. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company. Revenues of PCD were $242 million for the five months ended February 28, 1997 and are not included in sales as reported in the Consolidated Statement of Income. Earnings (loss) per basic and diluted share from discontinued operations were $.01 for the three months ended March 31, 1997 and ($.01) for the six months ended March 31, 1997. Earnings per basic and diluted share from the gain on sale of discontinued operations were $.83 and $.76, respectively, for both the three- and six-month periods ended March 31, 1997.

7.    Restructuring Charge

      In the second quarter of fiscal 1997, the Company recorded a restructuring charge, including related asset writedowns, of $70.0 million ($40.3 million or $0.48 per basic share and $0.44 per diluted share, after-tax) involving the Company's automotive and controls segments. During the second quarter of fiscal 1998, $2.5 million of employee severance and termination benefits and related costs associated with automotive and controls segment restructuring actions were incurred, reducing the reserve balance to $8.7 million at March 31, 1998. As part of these actions, approximately 75 employees separated from the Company. It is expected that the restructuring initiatives will be completed by fiscal year-end.

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

9.    Subsequent Events

      The Company announced on April 27, 1998 that it will acquire Becker Group, a privately held automotive interiors supplier, for approximately $550-$600 million, plus the assumption of Becker Group's debt, which is expected to approximate $300-$350 million. Becker Group is based in Sterling Heights, Michigan and Wuppertal, Germany. It is a major supplier of interior systems, particularly door systems and instrument panels. The acquisition, subject to certain conditions including regulatory approvals, is expected to be completed in the fourth quarter of fiscal 1998 and will be accounted for as a purchase.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997

CONTINUING OPERATIONS

Consolidated net sales grew by 10% in the second quarter of fiscal 1998, improving to $3,007 million from $2,744 million for the prior year quarter.

Automotive segment sales of $2,184 million for the quarter were 10% higher than the prior year's $1,980 million. The growth was primarily attributable to increased seating and interior system sales in North America, resulting from new automotive contracts and continuing strong demand for the vehicles the Company supplies. The segment's strong presence in the sport utility and light truck markets, including programs with the General Motors minivan and Jimmy/Blazer, the Ford Ranger and Expedition and the Chrysler Jeep, helped the segment's sales outpace the modest increase in the North American vehicle production level. European seating sales for the quarter increased over the prior year period before the effect of lower currency exchange rates, due to the launch of new seating platforms and higher production levels. Seating sales in South America also improved as the Company continues to successfully launch new seating programs in that market. Automotive battery sales declined slightly from the prior year period due to lower unit shipments resulting from the unusually warm winter temperatures.

Controls segment sales improved to $823 million for the second quarter, an 8% increase from the prior period's $764 million. The increase was led by higher integrated facilities management sales in the commercial buildings market worldwide, reflecting the start of a number of significant new contracts and the expansion of existing contracts. Sales of installed control systems and services to the North American new construction and existing building markets also increased from the prior year quarter. Control systems orders received in the quarter were higher than the prior year's quarter, due principally to order growth in North America for performance contracting and retrofit control systems.

Consolidated operating income for the second quarter of fiscal 1998 rose to $127 million, 14% higher than the prior year's $111 million (before $70 million restructuring charge; see the discussion that follows). Both of the Company's operating segments displayed operating income growth during the second quarter.

The automotive segment's operating income increased from the prior year period as a result of higher seating and interior system sales, operating improvements, and the absence of prior period strike related costs. Operating income improvements were partially offset by start-up costs associated with the segment's seating operations in South America as the segment continues to build a leading position as a seating supplier in that region.

Controls segment operating income for the second quarter improved from the prior year due to higher volumes, improved gross margins, and lower overhead by the domestic control systems installation and services business and integrated facilities management operations worldwide.

The $70 million ($40 million or $.44 per diluted share, after-tax) restructuring charge recorded in the second quarter of fiscal 1997 involved the automotive and controls segments. The automotive initiatives primarily related to European operations where certain manufacturing capacity was realigned with future customer sourcing requirements, and product development resources were consolidated. The charge associated with the controls segment principally addressed the Company's decision to restructure certain low-margin service activities that were outside its core controls and facilities management businesses which serve the commercial and government markets.

Net interest expense decreased $6 million from the comparable prior year quarter. The decrease resulted from the Company's use of the proceeds from the sale of the discontinued Plastic Container division (see "Discontinued Operations") and its operating cash flows to reduce short-term debt and related interest expense.

The effective income tax rate associated with continuing operations was 41.5% for the three-month period ended March 31, 1998 compared with 42.5% for the comparable quarter last year. The effective rate declined due to improved performance by certain of the Company's European operations, partially offset by the losses of start-up operations in emerging markets.

Income from continuing operations of $53 million for the second quarter was 36% higher than the prior year's income of $39 million (before restructuring charge). The current quarter's growth was due to improvements in operating income and reduced interest expense, as noted previously. Diluted earnings per share from continuing operations for the quarter ended March 31, 1998 were $.56, up from the prior year's $.41 (before restructuring charge).

DISCONTINUED OPERATIONS

On February 28, 1997, the Company completed the sale of its Plastic Container division (PCD) to Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group) for approximately $650 million, with a portion of the proceeds deferred. The Company recorded a gain on the sale of $135 million ($69 million, after-tax). Accordingly, operating results, net assets and cash flows of PCD have been segregated as discontinued operations in the accompanying consolidated financial statements. Earnings (loss) per basic and diluted share from discontinued operations were $.01 for the three months ended March 31, 1997 and ($.01) for the six months ended March 31, 1997. Earnings per basic and diluted share from the gain on sale of discontinued operations were $.83 and $.76, respectively, for both the three- and six-month periods ended March 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997

CONTINUING OPERATIONS

Consolidated net sales totaled $6,064 million for the six months ended March 31, 1998, an increase of 10% from the same period one year ago. Automotive segment growth was the principal source of the sales increase.

Automotive segment sales for the first half of fiscal 1998 improved 13% to $4,513 million, up from $4,010 in the prior year. Higher seating and interior system sales in North America were the primary source of the current year's increase. Seating and interior system sales increased at a faster rate than the North American vehicle production level due to new contracts and the continuing strong demand for vehicles that the Company supplies. European seating sales increased over the prior year before the effect of lower currency exchange rates. Seating sales in South America improved as the Company continues to successfully launch new seating programs in that market. Automotive battery sales also improved over the prior year period.

Controls segment sales grew to $1,551 million for the first six months of the year, a 4% improvement from the prior period's $1,495 million. The integrated facilities management business demonstrated strong growth in the commercial buildings market worldwide, reflecting the start of a number of significant new contracts and the expansion of existing contracts. North American sales of installed control systems and services to the new construction and existing building markets also increased from the prior year period. Control systems orders for the first half of the year were higher than the prior
                                       11
year, due principally to domestic order growth for performance contracting and retrofit control systems.

The overall sales growth experienced in the first half of fiscal 1998 is expected to continue during the remainder of the year. Management expects the automotive segment's sales to increase approximately 8% to 13% for the full year. The projected increase is due to the launch of new seating programs worldwide and the expected strength of vehicle production levels in North America and Europe. Controls segment sales for the year are expected to improve by 5% to 10%. Continued growth in integrated facilities management in the domestic commercial market and higher systems retrofit and service activities are expected to be the primary sources of the increased sales.

Consolidated operating income for the first half of 1998 was $275 million, a 14% increase from the prior year's $241 million (before the $70 million restructuring charge).

Automotive segment operating income increased from the prior year period, led by higher income from the segment's European seating systems business, due to reduced engineering and operating costs as newer seating programs continue to mature. This increase, coupled with improvements in domestic seating and interior systems operating income, more than offset start-up costs associated with the segment's seating operations in South America and the Asia/Pacific region.

Controls segment operating income for the first half of fiscal 1998 improved from the prior year period due to higher volumes, improved gross margins, and lower overhead in the domestic systems installation and services business and integrated facilities management operations worldwide.

Other expense for the first half of 1998 decreased $3 million compared to the prior year. Net interest expense decreased $8 million resulting from the Company's use of the proceeds from the sale of PCD and its operating cash flows to reduce short-term debt and related interest expense. Miscellaneous income-net decreased approximately $5 million, due mostly to reduced equity income.

The effective income tax rate on continuing operations was 41.5% for the first half of 1998 compared to 42.5% for the same period last year. The effective rate declined due to improved performance by certain of the Company's European operations, partially offset by the losses of start-up operations in emerging markets.

The Company's income from continuing operations for the first six months of fiscal 1998 was $118 million, an increase of 26% from the prior year's total of $94 million (before $40 million restructuring charge, after-tax). This increase was due to the improvements in operating income and reduced net interest expense, as noted above. Diluted earnings per share from continuing operations were $1.26, up from $1.00 per diluted share (before restructuring charge of $.44 per diluted share) in the prior year.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

The Company's negative working capital was $229 million at March 31, 1998, compared with negative $443 million and negative $633 million at September 30, 1997 and March 31, 1997, respectively. The level of negative working capital has steadily decreased since the first quarter of fiscal 1997, when working capital was significantly affected by the Company's issuance of short-term debt to finance the acquisition of Prince Holding Corporation. Since that time, the Company has used the proceeds from the sale of PCD and its operating cash flows to reduce short-term debt and improve working capital. Working capital, excluding cash and debt, increased from fiscal year-end mostly as the result of higher accounts receivable, but declined compared with the prior year period, due largely to increased accounts payable.

Operating activities of continuing operations provided cash of $210 million during the first half of the year compared to $153 million in the prior year period. The increased cash flow was primarily attributable to higher income and increased accounts payable, partially offset by the non-cash effect of the prior period's restructuring charge.

Capital Expenditures and Other Investments

Capital expenditures for property, plant and equipment related to continuing operations were approximately $197 million for the first six months of fiscal 1998, an increase of $51 million from the amount incurred during the first half of fiscal 1997. Management projects that capital spending for the full year will be approximately $375-$400 million. The majority of the spending has been, and will continue to be, for new automotive seating and interior product lines and facilities. Cost reduction projects in both the automotive and controls segments have been initiated during the first half of the fiscal year and are planned to continue during the rest of the year.

Investments in partially-owned affiliates of $170 million at March 31, 1998 were $26 million higher than the balance at fiscal year-end. The increase was due mostly to the recording of equity income, principally from automotive segment affiliates, and the formation of a number of new joint ventures by both the automotive and controls segments in the United States and abroad.

Capitalization

The Company's total capitalization at March 31, 1998 of $3,323 million included short-term debt of $552 million, long-term debt, including current portion, of $991 million and shareholders' equity of $1,780 million. Total capitalization at September 30, 1997 and March 31, 1997 was $3,151 million and $3,288 million, respectively. Total debt as a percentage of total capitalization was 46% at March 31, 1998, unchanged from the percentage at fiscal year-end and less than the 52% level one year ago. The decline from the prior year period reflects the Company's use of the after-tax proceeds from the sale of PCD and operating cash flows to reduce its short-term debt.

On February 3, 1998, the Company refinanced a portion of its commercial paper borrowings by issuing $175 million of notes. The 6.3% notes, due in 2008, were issued under the $1.5 billion shelf registration statement on file with the Securities and Exchange Commission.

The Company believes its capital resources and liquidity position at March 31, 1998 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1998 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

Backlog

The Company's backlog relates to the controls segment's systems installation and services business, which derives a significant portion of its revenues from long-term contracts that are accounted for using the percentage-of-completion method. The unearned backlog of commercial building systems and services contracts (excluding integrated facilities management) to be executed within the next year at March 31, 1998 was $838 million, compared with $760 million at September 30, 1997 and $777 million at March 31, 1997. The increase from September 30 and the prior year primarily represents higher performance contracting and systems retrofit activity in North America.

Pending Acquisition

The Company announced on April 27, 1998 that it will acquire Becker Group, a privately held automotive interiors supplier, for approximately $550-$600 million, plus the assumption of Becker Group's debt, which is expected to approximate $300-$350 million. Becker Group is based in Sterling Heights, Michigan and Wuppertal, Germany. It is a major supplier of interior systems, particularly door systems and instrument panels. Becker Group is expected to have 1998 sales of approximately $1.3 billion. The acquisition, subject to certain conditions including regulatory approvals, is expected to be completed in the fourth quarter of fiscal 1998 and will be accounted for as a purchase. It is anticipated that the acquisition will be financed with debt.

Other Matters

The Company has established an ongoing process to identify and resolve the business issues associated with the Year 2000. A global team of professionals has been assigned responsibility for addressing the business issues and monitoring progress toward their resolution. The Company is also participating in industry-wide efforts on Year 2000 issues that involve its customers and suppliers. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The Company has not identified any remediation costs that are expected to be material to its operating results or financial condition. However, if the Company, its customers or vendors are unable to complete critical Year 2000 readiness efforts in a timely manner, it could result in a material financial risk. Management believes it is devoting the necessary resources to resolve all significant Year 2000 issues in a timely manner.
                                       14

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

Item 4.  Results of Votes of Security Holders

Reference is made to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 28, 1998.

Item 6.  Exhibits and Reports on Form 8-K

      (a)        Exhibits

         12 Statement regarding the computation of the ratio of earnings to fixed charges.

         27      Financial Data Schedule (electronic filing only).

      (b) There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JOHNSON CONTROLS, INC.




Date:  May 15 , 1998                         By: Stephen A. Roell
                                                 Vice President and
                                                 Chief Financial Officer