Form 10-Q
period 1998-06-30
JOHNSON CONTROLS INC
filed 1998-08-14
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission File Number 1-5097


                             JOHNSON CONTROLS, INC.
             (Exact name of registrant as specified in its charter)

          Wisconsin                                       39-0380010
   (State of Incorporation)                           (I.R.S. Employer
                                                     Identification No.)

         5757 North Green Bay Avenue, P.O. Box 591, Milwaukee, WI 53201
                     (Address of principal executive office)

Registrant's telephone number, including area code (414)  228-1200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                    No
                     ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                         Outstanding at June 30, 1998
-----                                         ----------------------------
Common Stock $.16 2/3 Par Value                       84,688,266

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                  June 30, 1998


                                  REPORT INDEX
                                  ------------

                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION:

 Consolidated Statement of Financial Position at June 30, 1998,
   September 30, 1997 and June 30, 1997 .........................        3

 Consolidated Statement of Income for the Three- and Nine-Month
   Periods Ended June 30, 1998 and 1997 .........................        4

 Consolidated Statement of Cash Flows for the Nine-Month Periods
   Ended June 30, 1998 and 1997 .................................        5

 Notes to Consolidated Financial Statements .....................        6

 Management's Discussion and Analysis of Financial Condition
   and Results of Operations ....................................       10


PART II - OTHER INFORMATION:

 Item 1. Legal Proceedings ......................................       16

 Item 4. Results of Votes of Security Holders ...................       16

 Item 5. Other Information ......................................       17

 Item 6. Exhibits and Reports on Form 8-K .......................       17


SIGNATURES ......................................................       18


                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (in millions)

                                                                    June 30,    September 30,     June 30,
                                                                     1998           1997            1997
                                                                 ------------   ------------   ------------
                                                                  (unaudited)                   (unaudited)
ASSETS
Cash and cash equivalents                                        $      139.1   $      111.8   $      200.5
Accounts receivable - net                                             1,653.2        1,467.4        1,466.6
Costs and earnings in excess of billings
  on uncompleted contracts                                              181.7          217.2          216.0
Inventories                                                             389.0          373.4          359.9
Other current assets                                                    445.8          359.5          361.1
                                                                 ------------   ------------   ------------
      Current assets                                                  2,808.8        2,529.3        2,604.1

Property, plant and equipment - net                                   1,596.7        1,533.0        1,488.7
Goodwill - net                                                        1,532.6        1,560.3        1,581.3
Investments in partially-owned affiliates                               172.4          144.6          145.3
Other noncurrent assets                                                 275.0          281.4          253.5
                                                                 ------------   ------------   ------------
      Total assets                                               $    6,385.5   $    6,048.6   $    6,072.9
                                                                 ============   ============   ============

LIABILITIES AND EQUITY
Short-term debt                                                  $      425.6   $      537.8   $      643.4
Current portion of long-term debt                                        27.3          118.4          125.3
Accounts payable                                                      1,480.5        1,341.9        1,324.9
Accrued compensation and benefits                                       339.9          303.3          323.9
Accrued income taxes                                                     48.9           78.8           92.5
Billings in excess of costs and earnings
  on uncompleted contracts                                              129.9          107.6          107.6
Other current liabilities                                               533.4          484.9          487.5
                                                                 ------------   ------------   ------------
      Current liabilities                                             2,985.5        2,972.7        3,105.1

Long-term debt                                                          963.3          806.4          819.7
Postretirement health and other benefits                                167.6          167.2          166.3
Other noncurrent liabilities                                            423.0          414.4          349.5
Shareholders' equity                                                  1,846.1        1,687.9        1,632.3
                                                                 ------------   ------------   ------------
      Total liabilities and equity                               $    6,385.5   $    6,048.6   $    6,072.9
                                                                 ============   ============   ============


    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.


                        CONSOLIDATED STATEMENT OF INCOME
                 (in millions, except per share data; unaudited)


                                                                          For the Three Months            For the Nine Months
                                                                             Ended June 30,                  Ended June 30,
                                                                      ----------------------------    ----------------------------
                                                                          1998            1997            1998             1997
                                                                      ------------    ------------    ------------    ------------
    Net sales                                                         $    3,189.5    $    2,879.3    $    9,253.1    $    8,384.2
    Cost of sales                                                          2,719.1         2,445.9         7,932.2         7,168.8
                                                                      ------------    ------------    ------------    ------------
        Gross profit                                                         470.4           433.4         1,320.9         1,215.4

    Selling, general and administrative expenses                             289.3           271.0           864.7           811.8
    Restructuring charge                                                      --              --                --            70.0
                                                                      ------------    ------------    ------------    ------------
        Operating income                                                     181.1           162.4           456.2           333.6

    Interest income                                                            4.3             2.5             9.1             6.1
    Interest expense                                                         (33.5)          (28.5)          (92.5)          (94.5)
    Miscellaneous - net                                                        0.9             5.4             1.7            11.3
                                                                      ------------    ------------    ------------    ------------
        Other income (expense)                                               (28.3)          (20.6)          (81.7)          (77.1)
                                                                      ------------    ------------    ------------    ------------

    Income before income taxes and minority interests                        152.8           141.8           374.5           256.5
    Provision for income taxes                                                63.4            60.2           155.4           108.9
    Minority interests in net earnings of subsidiaries                         5.5             7.2            17.4            19.9
                                                                      ------------    ------------    ------------    ------------

    Income from continuing operations                                         83.9            74.4           201.7           127.7

    Discontinued operations
        Loss from discontinued operations, adjusted for
          income tax benefit of $1.0, and minority interests                  --              --                --            (1.1)

        Gain on sale of discontinued operations, net of $66.0
          of income taxes                                                     --              --                --            69.0
                                                                      ------------    ------------    ------------    ------------

    Net income                                                        $       83.9    $       74.4    $      201.7    $      195.6
                                                                      ============    ============    ============    ============

    Earnings available for common shareholders                        $       81.5    $       72.1    $      194.6    $      188.5
                                                                      ============    ============    ============    ============

    Earnings per share from continuing operations
        Basic                                                         $       0.97    $       0.86    $       2.31    $       1.44
                                                                      ============    ============    ============    ============
        Diluted                                                       $       0.90    $       0.81    $       2.16    $       1.37
                                                                      ============    ============    ============    ============

    Earnings per share
        Basic                                                         $       0.97    $       0.86    $       2.31    $       2.26
                                                                      ============    ============    ============    ============
        Diluted                                                       $       0.90    $       0.81    $       2.16    $       2.12
                                                                      ============    ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions; unaudited)

                                                                                     For the Nine Months
                                                                                        Ended June 30,
                                                                                ----------------------------
                                                                                    1998            1997
                                                                                ------------    ------------
OPERATING ACTIVITIES
Income from continuing operations                                               $      201.7    $      127.7
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations
      Depreciation                                                                     228.6           212.2
      Amortization of intangibles                                                       50.4            51.2
      Equity in earnings of partially-owned affiliates                                 (12.3)          (16.5)
      Deferred income taxes                                                             (1.2)          (58.3)
      Restructuring charge                                                              --              70.0
      Other                                                                             (1.3)          (21.0)
      Changes in working capital, excluding acquisition of businesses
         Receivables                                                                  (146.8)          (44.3)
         Inventories                                                                   (13.0)          (19.0)
         Other current assets                                                          (84.8)          (52.5)
         Accounts payable and accrued liabilities                                      219.2           188.8
         Accrued income taxes                                                          (30.3)          (17.2)
         Billings in excess of costs and earnings on uncompleted contracts              23.0            25.3
                                                                                ------------    ------------
            Cash provided by operating activities of continuing operations             433.2           446.4
            Cash used by operating activities of discontinued operations                --              (8.4)
                                                                                ------------    ------------
            Cash provided by operating activities                                      433.2           438.0
                                                                                ------------    ------------

INVESTING ACTIVITIES
Capital expenditures                                                                  (303.3)         (239.5)
Sale of property, plant and equipment - net                                             13.5            10.1
Acquisition of businesses, net of cash acquired                                         (6.7)       (1,261.9)
Divestiture of businesses                                                               --             645.6
Additions of long-term investments                                                     (14.8)          (12.5)
Investing activities of discontinued operations                                         --             (19.5)
                                                                                ------------    ------------
             Cash used by investing activities                                        (311.3)         (877.7)
                                                                                ------------    ------------

FINANCING ACTIVITIES
(Decrease) increase in short-term debt                                                (122.8)          570.0
Issuance of long-term debt                                                             183.9             6.5
Repayment of long-term debt                                                            (96.3)          (29.3)
Payment of cash dividends                                                              (66.6)          (62.9)
Net financing activities of discontinued operations                                     --              16.5
Other                                                                                    7.2           (25.8)
                                                                                ------------    ------------
              Cash (used) provided by financing activities                             (94.6)          475.0
                                                                                ------------    ------------

Increase in cash and cash equivalents                                           $       27.3    $       35.3
                                                                                ============    ============

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Financial Statements

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1997. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the Company's 1998 fiscal year because of seasonal and other factors.

2.    Cash Flow

      For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Income taxes paid during the nine months ended June 30, 1998 and 1997 (net of income tax refunds) totaled approximately $181 million and $240 million, respectively. The decrease primarily reflects taxes paid in the third quarter of fiscal 1997 on the gain on the sale of the discontinued Plastic Container division. Total interest paid was $101 million and $98 million for the nine months ended June 30, 1998 and 1997, respectively.

3.    Inventories

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method.

      Inventories were comprised of the following:

                                                    June 30,
                                             ------------------------
(in millions)                                   1998          1997
                                             ----------    ----------
Raw materials and supplies                   $    187.7    $    153.2
Work-in-process                                    92.9         110.4
Finished goods                                    147.1         137.6
                                             ----------    ----------
   FIFO inventories                               427.7         401.2
LIFO reserve                                      (38.7)        (41.3)
                                             ----------    ----------
   LIFO inventories                          $    389.0    $    359.9
                                             ==========    ==========

4.    Income Taxes

      The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences, and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year.

5.    Earnings Per Share

      Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes revised standards for computing and presenting earnings per share. Prior period earnings per share have been restated. The following reconciles the numerators and denominators used to calculate basic and diluted earnings per share from continuing operations for the three- and nine-month periods ended June 30, 1998 and 1997:

       Income Available to Common Shareholders  (in millions)

                                                       For the Three Months     For the Nine Months
                                                           Ended June 30,         Ended June 30,
                                                       --------------------    --------------------
                                                         1998        1997        1998        1997
                                                       --------    --------    --------    --------
 Income from continuing operations                     $   83.9    $   74.4    $  201.7    $  127.7
 Less: Preferred stock dividends, net of tax
       benefit                                             (2.4)       (2.3)       (7.1)       (7.1)
                                                       --------    --------    --------    --------
 Basic income available to common stockholders         $   81.5    $   72.1    $  194.6    $  120.6
                                                       --------    --------    --------    --------

 Effect of Dilutive Securities:
 Preferred stock dividends, net of tax benefit              2.4         2.3         7.1         7.1
 Less: Compensation expense, net of tax, arising
       from assumed conversion of preferred
       stock                                               (1.3)       (1.4)       (3.9)       (4.1)
                                                       --------    --------    --------    --------
 Diluted income available to common stockholders
   after assumed conversions                           $   82.6    $   73.0    $  197.8    $  123.6
                                                       ========    ========    ========    ========


Weighted Average Shares Outstanding  (in millions)


                                                      For the Three Months   For the Nine Months
                                                           Ended June 30,     Ended June 30,
                                                         ---------------     ---------------
                                                          1998      1997      1998      1997
                                                         -----     -----     -----     -----
 Basic weighted average shares outstanding                84.7      83.8      84.4      83.4
                                                         -----     -----     -----     -----

 Effect of Dilutive Securities:
 Stock options                                             1.9       1.1       1.7       1.4
 Convertible preferred stock                               5.5       5.8       5.5       5.8
                                                         -----     -----     -----     -----

 Diluted weighted average shares outstanding              92.1      90.7      91.6      90.6
                                                         =====     =====     =====     =====

6.    Acquisition and Divestiture of Businesses

      Effective October 1, 1996, the Company completed the acquisition of Prince Holding Corporation (Prince) for approximately $1.3 billion. Prince, based in Holland, Michigan, supplies automotive interior systems and components including overhead systems and consoles, door panels and floor consoles. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the acquired net assets, which approximated $1.1 billion, was recorded as goodwill. The Company used the after-tax proceeds from the sale of the Plastic Container division (PCD) and debt securities to finance the purchase.

      On February 28, 1997, the Company completed the sale of PCD to Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group) for approximately $650 million, with a portion of the proceeds deferred. The Company recorded a gain on the sale of $135 million ($69 million, after-tax). Accordingly, prior year consolidated financial statements reflect PCD as a discontinued operation. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company. Revenues of PCD were $242 million for the five months ended February 28, 1997 and are not included in sales as reported in the Consolidated Statement of Income. For the nine months ended June 30, 1997, the loss per basic and diluted share from discontinued operations was $.01, with a gain on the sale of discontinued operations of $.83 per basic share and $.76 per diluted share.

7.    Restructuring Charge

      In the second quarter of fiscal 1997, the Company recorded a restructuring charge, including related asset writedowns, of $70.0 million ($40.3 million or $.48 per basic share and $.44 per diluted share, after-tax) involving the Company's automotive and controls segments. The restructuring reserve balance at June 30, 1998 was $8.3 million and it is expected that the remaining restructuring activities will be completed by fiscal year-end.

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

9.    Future Accounting Changes

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective October 1, 1999 for the Company. It requires all derivative instruments to be recorded in the statement of financial position at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. For fair-value hedge transactions that hedge changes in the fair value of an asset, liability or firm commitment, changes in fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, which hedge the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. For hedges of net investment positions, changes in fair value will continue to be recorded as a component of the cumulative translation adjustments account. The ineffective portion of all hedges will be recognized in current-period earnings.

10.   Subsequent Events

      The Company completed the acquisition of Becker Group, Inc. (Becker Group) effective July 1, 1998 for approximately $548 million, plus the assumption of approximately $372 million of debt. Becker Group, based in Michigan and Germany, is a major supplier of automotive interior systems, particularly door systems and instrument panels. The acquisition will be accounted for as a purchase. As such, the excess of the purchase price over the estimated fair value of the acquired net assets, which has not yet been determined, will be recorded as goodwill. The acquisition was initially financed with commercial paper and is anticipated to be subsequently financed with long-term debt.

      On August 4, 1998, the Company agreed to sell its plastics machinery business to Cincinnati Milacron, Inc. for approximately $210 million. The plastics machinery business has annual sales of approximately $190 million. The Company intends to use the after-tax proceeds from the sale to reduce its debt. The transaction, subject to regulatory approval, is expected to be completed in six to eight weeks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997

CONTINUING OPERATIONS

Consolidated net sales increased to $3,190 million for the third quarter of fiscal 1998, an increase of 11% from the prior year's sales of $2,879 million.

Automotive segment sales for the quarter rose to $2,371 million, up 13% from the prior year's $2,106 million. Seating and interior systems sales in North America were higher due to new contracts and increased production levels, including programs with Toyota, Ford and Mercedes. Third quarter European seating sales improved, led by new programs and increased volume with Mercedes and Volkswagen. Seating sales in South America were higher, reflecting the Company's continued launches of seating programs in that market. Sales of automotive batteries also increased as the business shipped a record level of batteries to the replacement and original equipment markets. These improvements more than offset the effects of the North American General Motors (GM) strike.

Controls segment sales improved to $819 million, 6% higher than the prior year period sales of $774 million. The majority of the increase was attributable to growth in the segment's integrated facilities management business, particularly in the North American commercial buildings market, as demand for the Company's management capabilities continued to grow. Worldwide sales of installed control systems and services also increased from the prior year period. Systems and services orders were slightly less than the prior period level on a worldwide basis, as domestic orders trailed last year's record level.

Consolidated operating income for the third fiscal quarter of 1998 increased to $181 million, up 12% from the prior year's $162 million. Both of the Company's operating segments achieved double-digit growth compared to the prior year period.

The automotive segment's operating income improved due to higher sales of seating and interior systems and operating improvements, particularly in the European market. The third quarter improvement was achieved despite the effect of the GM strike, which reduced operating income by approximately $15 million ($.10 per diluted share, after-tax) and start-up costs associated with the segment's seating operations in South America and the Asia/Pacific region.

Controls segment operating income exceeded the prior year due primarily to the domestic control systems and services business' cost control efforts and improved contract execution.

Net interest expense increased $3 million from the prior year period due to higher interest costs attributable to the Company's start-up operations in South America. Miscellaneous income-net decreased by approximately $5 million due, in part, to reduced equity income.

The effective income tax rate was 41.5% for the three-month period ended June 30, 1998 compared to 42.5% for the comparable quarter last year. The effective rate declined due to improved performance by certain of the Company's European operations, partially offset by the losses of start-up operations in emerging markets.

The Company's third quarter net income rose to $84 million, an increase of 13% over the prior quarter's net income of $74 million. The current quarter's growth was due to the improvements in operating income, offset by higher net interest expense as noted above. Diluted earnings per share for the quarter were $.90, up from $.81 in the prior year.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997

CONTINUING OPERATIONS

Consolidated net sales reached $9,253 million for the nine months ended June 30, 1998, a 10% increase from sales of $8,384 million for the prior year period. Automotive segment sales growth was the principal source of the sales increase.

Automotive segment sales totaled $6,883 million for the first nine months of 1998, a 13% improvement from the prior year's $6,116 million. Higher seating and interior system sales in North America were the largest contributors to the current year's increase. Seating and interior system sales increased at a faster rate than the North American vehicle production level due to new contracts and the continuing strong demand for vehicles that the Company supplies. European seating sales increased over the prior year, led by new programs and increased production levels with Mercedes and Volkswagen. Seating sales in South America sharply increased as the Company continued to successfully launch new seating programs in that market. Automotive battery sales also improved over the prior year period due to higher unit shipments, primarily reflecting market share increases with aftermarket customers.

Controls segment sales improved by 5%, increasing from $2,269 million in 1997 to $2,370 million for the first nine months of 1998. The integrated facilities management business demonstrated strong growth in the commercial buildings market worldwide, reflecting the start of a number of significant new contracts and the expansion of existing contracts. North American sales of installed control systems and services to the new construction and existing building markets also increased from the prior year period. Control systems orders for the first nine months of the year were higher than the prior year, due principally to domestic order growth for control systems for the existing buildings market.

Consolidated operating income for the first nine months of 1998 was $456 million, 13% higher than the prior year's $404 million (before a $70 million restructuring charge; see the discussion that follows).

The automotive segment's operating income increased from the prior year period due primarily to higher income from the European and North American seating and interior systems businesses. European seating systems' profitability rose due to reduced engineering and operating costs as its seating programs continue to mature. These improvements more than offset start-up costs associated with the segment's seating operations in South America and the Asia/Pacific region.

Controls segment operating income increased from the prior year period due to the volume increases noted above and improved productivity associated with the domestic control systems and services business' cost control efforts and improved contract execution.

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

The overall sales growth experienced during the first nine months of fiscal 1998 is expected to continue during the remainder of the year. Management expects the automotive segment's sales to increase approximately 8% to 13% for the full year. The projected increase is due to the launch of new seating programs worldwide and the expected strength of vehicle production levels in North America and Europe. Controls segment sales for the year are expected to improve by 5% to 10%, most likely within the lower end of that range. Continued growth in integrated facilities management in the domestic commercial market and higher systems retrofit and service activities are expected to be the primary sources of the increased sales.

Other expense for the first nine months of 1998 increased $5 million compared to the prior year. Net interest expense decreased $5 million resulting from the Company's use of the proceeds from the sale of the Plastic Container division (PCD; see "Discontinued Operations") and its operating cash flows to reduce short-term debt and related interest expense. Miscellaneous income-net decreased approximately $10 million due, in part, to reduced equity income, which reflects the start-up of new business activity in Brazil and China.

The effective income tax rate associated with continuing operations was 41.5% for the first nine months of 1998 compared to 42.5% for the prior year period. The effective rate declined due to improved performance by certain of the Company's European operations, partially offset by the losses of start-up operations in emerging markets.

The Company's income from continuing operations for the first nine months of fiscal 1998 was $202 million, an increase of 20% from the prior year's total of $168 million (before $40 million restructuring charge, after-tax). This increase was due to the improvements in operating income and reduced net interest expense and lower effective income tax rate, as noted above. Diluted earnings per share from continuing operations were $2.16, up from $1.81 per diluted share (before restructuring charge of $.44 per diluted share) in the prior year.

DISCONTINUED OPERATIONS

On February 28, 1997, the Company completed the sale of PCD to Schmalbach-Lubeca AG/Continental Can Europe (a member of the VIAG Group) for approximately $650 million, with a portion of the proceeds deferred. The Company recorded a gain on the sale of $135 million ($69 million, after-tax). Accordingly, operating results, net assets and cash flows of PCD have been segregated as discontinued operations in the accompanying consolidated financial statements. For the nine months ended June 30, 1997, the loss per basic and diluted share from discontinued operations was $.01, with a gain on the sale of discontinued operations of $.83 per basic share and $.76 per diluted share.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

The Company's negative working capital was $177 million at June 30, 1998, compared with negative $443 million and negative $501 million at September 30, 1997 and June 30, 1997, respectively. The level of negative working capital has steadily decreased since the first quarter of fiscal 1997, when working capital was significantly affected by the Company's issuance of short-term debt to finance the acquisition of Prince Holding Corporation (Prince). Since that time, the Company has used the proceeds from the sale of divested businesses and its operating cash flows to reduce short-term debt and improve working capital. Working capital, excluding cash and debt, was higher than comparable prior year periods due primarily to increased receivables associated with the higher current period sales volume.

Operating activities of continuing operations provided cash of $433 million for the first nine months of the year compared to $446 million in the prior year. Cash provided by continuing operations decreased slightly as the current period's higher income, adjusted for non-cash items, was more than offset by increased receivables and other changes in working capital.

Capital Expenditures and Other Investments

Capital expenditures for property, plant and equipment were approximately $303 million for the first nine months of fiscal 1998, an increase of $64 million from the amount spent during the first nine months of fiscal 1997. Management projects that capital spending for the full year will be approximately $375 to $400 million. The majority of the spending will be for new automotive seating and interior product lines and facilities. Both segments also allocated capital spending to cost reduction projects during the first nine months of the fiscal year and such spending is planned to continue during the final fiscal quarter.

The Company's investments in partially-owned affiliates totaled $172 million at June 30, 1998, compared to $145 million at fiscal year-end. The increase was primarily due to the recording of equity income, principally from automotive segment affiliates, and the formation of a number of new joint ventures by both the automotive and controls segments in the United States and abroad.

Capitalization

Total capitalization at June 30, 1998 of $3,262 million included short-term debt of $426 million, long-term debt, including the current portion, of $990 million and shareholders' equity of $1,846 million. Total capitalization at September 30, 1997 and June 30, 1997 was $3,151 million and $3,220 million, respectively. Total debt as a percentage of total capitalization was 43% at June 30, 1998, representing a decrease from the 46% and 49% levels at fiscal year-end and one year ago, respectively.

The Company has used its strong operating cash flows to lower short-term debt and reduce the ratio of debt to capitalization. Short-term debt at June 30, 1998 also declined as a result of the Company's issuance in February 1998 of $175 million of ten-year 6.3% notes. The notes were used to refinance a portion of commercial paper borrowings and were issued under the $1.5 billion shelf registration statement on file with the Securities and Exchange Commission.

In July 1998, the Company entered into a new one-year $1.2 billion revolving credit facility to support increased commercial paper balances associated with the acquisition of Becker Group (see "Acquisition"). As a result of the Becker Group acquisition and related financing, the Company expects its debt-to-capitalization level to increase to approximately 55% at September 30, 1998.

The Company believes its capital resources and liquidity position at June 30, 1998 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1998 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

BACKLOG

The Company's backlog relates to the controls segment's systems installation and services business, which derives a significant portion of its revenues from long-term contracts that are accounted for using the percentage-of-completion method. The unearned backlog of commercial building systems and services contracts (excluding integrated facilities management) to be executed within the next year at June 30, 1998 was $835 million, compared to $760 million at September 30, 1997 and $811 million at June 30, 1997. The increase from fiscal year-end represents higher performance contracting and systems retrofit bookings in North America, while the increase from the prior year period primarily reflects a higher level of systems retrofit worldwide.

ACQUISITION

The Company completed the acquisition of Becker Group, Inc. (Becker Group) effective July 1, 1998 for approximately $548 million, plus the assumption of approximately $372 million of debt. Becker Group, based in Michigan and Germany, is a major supplier of automotive interior systems, particularly door systems and instrument panels. Becker Group's sales for 1998 are expected to approximate $1.3 billion, a portion of which will be reflected in the Company's consolidated results for fiscal 1998. The acquisition will be accounted for as a purchase. As such, the excess of the purchase price over the estimated fair value of the acquired net assets, which has not yet been determined, will be recorded as goodwill. The acquisition was initially financed with commercial paper and is anticipated to be subsequently financed with long-term debt.

PENDING DIVESTITURE

On August 4, 1998, the Company agreed to sell its plastics machinery business to Cincinnati Milacron, Inc. for approximately $210 million. The plastics machinery business has annual sales of approximately $190 million. The Company intends to use the after-tax proceeds from the sale to reduce its debt. The transaction, subject to regulatory approval, is expected to be completed in six to eight weeks.

FUTURE ACCOUNTING CHANGES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See footnote 9 to the consolidated financial statements for a description of this statement.

OTHER MATTERS

The Company has established an ongoing process to identify and resolve the business issues associated with the Year 2000. A global team of professionals has been assigned responsibility for addressing the business issues and monitoring progress toward their resolution. The team has conducted surveys of the Company's information systems, products, infrastructure and manufacturing systems to identify and remediate potential problems related to the Year 2000. A risk-based method was used to identify the systems most critical to the Company's operations and these systems were the first ones targeted for conversion or replacement to become Year 2000 ready.

Many of the Company's systems are currently Year 2000 ready. The balance of the Company's systems are currently being modified or replaced, with all significant systems targeted for Year 2000 readiness status by September 30, 1999. The need for contingency plans will be evaluated as this target date approaches. In most instances, the Company has replaced, or is in the process of replacing, older software with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. Replacing these systems results in a significant upgrade in systems and capabilities, as well as providing the ability to properly interpret Year 2000 data. Although the timing of the system replacements is influenced by the Year 2000, in most instances these systems would have been replaced in the normal course of business. The Company estimates total historical and future costs associated with upgrading and replacing its systems to ensure

Year 2000 readiness will approximate $40 to $50 million. This estimate does not include costs related to the recently acquired Becker Group.

The Company believes it continues to appropriately reduce the risks of not being Year 2000 ready through the identification and remediation process described above. The three largest domestic automobile manufacturers, which accounted for almost 40% of the Company's fiscal 1997 sales, have assessed the Company' internal systems as having a "low" risk of not being Year 2000 ready. The Company's information technology professionals are currently evaluating the Year 2000 readiness of the recently acquired Becker Group; the estimated costs to ensure its readiness to process Year 2000 data are not yet estimable. Based on the Year 2000 readiness process described above, the Company does not at present anticipate any material business disruptions due to the Year 2000 that would be associated with its internal systems, products or services.

The Company believes the most significant risks associated with the Year 2000 are external to its operations. The Company could face a material financial risk if its customers or suppliers are unable to complete critical Year 2000 readiness efforts in a timely manner. The Company is currently working with its customers and suppliers to evaluate Year 2000 readiness, identify material risks and develop solutions so that all critical processes needed to conduct its business are Year 2000 ready. In addition, the Company's exposure to these external risks is partially mitigated by the size and sophistication of its primary customers, as well as by the diversity of its products, suppliers and geographic locations.

CAUTIONARY STATEMENTS FOR FORWARD LOOKING INFORMATION

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

Item 4.  Results of Votes of Security Holders

Reference is made to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 22, 1998.

Item 5.  Other Information

     (a) A shareholder who intends to present business at the 1999 annual meeting, other than pursuant to rule 14a-8 must comply with the requirements set forth in the Company's By-Laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the By-Laws, to the Secretary of the Company not less than 45 days and not more than 75 days prior to the month and day in the current year corresponding to the date on which the Corporation first mailed its proxy materials for the prior year's annual meeting of shareholders. Therefore, since the Company mailed its proxy statement on December 5, 1997, the Company must receive notice of a shareholder proposal submitted other than pursuant to Rule 14a-8 no sooner than September 21, 1998, and no later than October 21, 1998. If the notice is received after October 21, 1998, the notice will be considered untimely and the Company is not required to present such proposal at the 1999 annual meeting. If the Board of Directors chooses to present an untimely proposal at the 1999 annual meeting, then the persons named in proxies solicited by the Board of Directors for the 1999 annual meeting may exercise discretionary voting power with respect to such proposal.

     (b) Lou Kincaid was elected a Corporate Officer. Mr. Kincaid is Vice President and General Manager of Product Engineering Worldwide, with responsibility for both automotive and interior systems. Mr. Kincaid previously served as Group Vice President of Technical Operations for Prince, prior to the Company's acquisition of Prince in fiscal 1997.

     (c) Franklin H. Smith, Jr. left the Company. Mr. Smith previously was Controller for the Controls Group.

Item 6.  Exhibits and Reports on Form 8-K

     (a)       Exhibits

         12 Statement regarding the computation of the ratio of earnings to fixed charges.

         27    Financial Data Schedule (electronic filing only).

     (b) The following Form 8-K was filed during the three months ended June 30, 1998:

         (1) On April 28, 1998, the Company filed a Form 8-K to announce its agreement to acquire Becker Group, a privately held supplier of interior systems based in Michigan and Germany.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JOHNSON CONTROLS, INC.




Date:  August 14, 1998                       By:   Stephen A. Roell
                                                   Vice President and
                                                   Chief Financial Officer