Form 10-K405
period 1998-09-30
JOHNSON CONTROLS INC
filed 1998-12-15
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 1998
                                               OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from .............................. to
 ..............................
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

                                                     Name of Each Exchange on
          Title of Each Class                            Which Registered
Common Stock, $.16-2/3 par value                    New York Stock Exchange
Rights to Purchase Common Stock                     New York Stock Exchange

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

                                            Aggregate Market Value              Number of Shares
                                            of Nonaffiliates' Shares             Outstanding at
     Title of Each Class                     as of November 18, 1998             November 18, 1998
-------------------------------             --------------------------          ----------------

Common Stock, $.16-2/3 par value                  $4,908,245,869                     84,807,704

Series D Convertible Preferred Stock,
 $1.00 par value, $512,000
 liquidation value                                  $315,809,985                        272.838

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate by reference portions of the Annual Report to Shareholders for the year ended September 30, 1998.

Part III incorporates by reference portions of the Proxy Statement dated December 4, 1998.

                                           JOHNSON CONTROLS, INC.

                                      Index to Annual Report on Form 10-K

                                          Year Ended September 30, 1998

                                                                                                           Page
                  CAUTIONARY STATEMENTS FOR FORWARD-LOOKING
                     INFORMATION.............................................................                3

PART I.

ITEM  1.          BUSINESS...................................................................                3

ITEM  2.          PROPERTIES.................................................................               11

ITEM  3.          LEGAL PROCEEDINGS..........................................................               14

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS......................................................               15

                  EXECUTIVE OFFICERS OF THE REGISTRANT.......................................               15

PART II.

ITEM  5.          MARKET FOR THE REGISTRANT'S COMMON STOCK
                    AND RELATED STOCKHOLDER MATTERS..........................................               18

ITEM  6.          SELECTED FINANCIAL DATA....................................................               18

ITEM  7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................               18

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK........................................................               18

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................               18

ITEM  9.          DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE...............................................................               18

PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS...........................................               18

ITEM 11.          EXECUTIVE COMPENSATION.....................................................               18

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT....................................................               18

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................               18

PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                    AND REPORTS ON FORM 8-K..................................................               19

                  INDEX TO EXHIBITS..........................................................            24-27

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Johnson Controls, Inc. (the Company) has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company's Form 8-K filing (dated November 13, 1998) could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.


PART I

ITEM 1   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Johnson Controls, Inc. is a Wisconsin corporation organized in 1885. Its principal office is located at 5757 North Green Bay Avenue, Milwaukee, Wisconsin 53201-0591 (Telephone: 414-228-1200). From 1885 through 1978, the Company's operations were predominantly in the controls business. Since 1978, the Company's operations have been diversified through acquisitions and internal growth. It currently operates in two business segments, controls ("Controls Group") and automotive ("Automotive Systems Group").

     The Controls Group segment's systems and services business is a worldwide leader in the design, manufacture, installation and service of control systems for nonresidential buildings. Tens of thousands of the business' control systems are installed in buildings around the world. The segment also provides integrated facility management services to both the commercial buildings and government facilities markets worldwide. The segment's integrated facility management business is a market leader in providing such services, with approximately 1.2 billion square feet of facilities under management.

     Through a number of strategic acquisitions over the last two decades, the Company's operations were expanded to include the manufacture of automotive seating and interior systems and automotive batteries (which currently comprise the Automotive Systems Group), and plastic containers and plastics machinery (plastics businesses subsequently divested; see discussion that follows). The segment is a global leader in supplying automotive seating and interior systems, providing seating systems, overhead systems, door systems, integrated electronics and instrument panels to virtually every major automaker. The Automotive Systems Group is also the largest automobile battery manufacturer in North America, supplying batteries to the domestic replacement and original equipment markets.

     The Company has completed several key acquisitions in the past two years. In 1997, the Company acquired Prince Holding Corporation (Prince), a major supplier of automotive interior systems and components including overhead systems and consoles, door panels and floor consoles. Effective July 1, 1998, the Company acquired Becker Group, Inc. (Becker Group), a leading supplier of automotive door systems and instrument panels. The integration of Prince and Becker Group provide a new platform for the Company's growth in the global interior systems market.

     In 1997, the Company divested its previous plastics operating segment by selling the Plastic Container division. In 1998, the Company sold the Plastics Machinery division.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     Business segment financial information can be found within the 1998 Annual Report to Shareholders, which is incorporated herein by reference, on page 20 ("Business Segments" table) and on page 38 (Note 16 "Segment Information" of Notes to Consolidated Financial Statements).

PRODUCTS AND SERVICES

AUTOMOTIVE SYSTEMS GROUP

     The Automotive Systems Group consists of its seating and interior systems business, which designs and manufactures complete automotive seating and interior systems, and its battery business, which produces automotive batteries for the replacement and original equipment markets.

     The automotive seating and interior systems business designs and manufactures complete seating and interior systems for manufacturers of cars and light trucks (including vans and sport utility vehicles). The business' seating systems products include seats, seating foam pads, mechanisms, metal frames and trim covers. The business' interior systems products include overhead systems, door systems, floor consoles and instrument panels, specializing in the integration of electronics into vehicle interiors. Worldwide, the business is among the top 20 automotive suppliers, with sales to all of the top 10 automobile companies in the world.

     In addition to its domestic operations, the seating and interiors business has operations in the Asia/Pacific region, Canada, Europe, Mexico, South America, South Africa and Australia through wholly-owned, majority-owned and partially-owned businesses. The business operates wholly-owned and majority-owned manufacturing and assembly facilities in 137 locations worldwide. The business is the world's largest supplier of automotive seating systems and the largest independent North American supplier of automotive interior systems, subsystems and components.

     The seating and interior systems business operates 58 wholly or majority-owned assembly plants that supply automotive manufacturers with complete seats on a "just-in-time/in-sequence" basis. All foam and metal seating components, covers and seat mechanisms are shipped to these plants from the business' production facilities or outside suppliers. The seats are then assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line.

     The Company's seating and interior systems business has grown significantly during the last several years. Seating systems operations have expanded principally through internal growth, while interior systems growth has been aided by strategic acquisitions, which will provide platforms for growth in the next decade. In 1996, the Company acquired a majority interest in Roth Freres S.A., which supplies seats, headliners and other interior components, and in 1997 acquired Prince, a major supplier of automotive interior systems. In 1998, the Company purchased the automotive interior systems supplier Becker Group, providing an expanded opportunity for interior systems growth, especially in the European market. Seating and interior systems business sales represent approximately 90% of total segment sales.

     The Automotive Systems Group's battery business accounts for the remaining portion of the segment's sales. The business is a leading manufacturer of lead-acid automotive batteries for the North American replacement and original equipment markets. Automotive batteries are sold primarily under private label to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. Batteries and plastic battery containers are manufactured at 11 plants in the United States and, via partially-owned affiliates, at plants in India, Mexico and South America. In 1998, the battery business announced two significant new joint ventures to manufacture automotive batteries in Mexico and South America. In total, the joint ventures will operate 10 manufacturing plants in those regions, enabling the battery business to expand its global manufacturing, marketing and distribution capabilities.

CONTROLS GROUP

     The Controls Group is a major worldwide supplier of control systems, services and products providing energy management, temperature and ventilation control, security and fire safety for nonresidential buildings. The control systems and services business engineers, manufactures and installs control systems. The business also services building control systems, with service performed primarily by employee sales engineers, application engineers and mechanics working out of branch offices located in approximately 300 principal cities throughout the world. The business manufactures a broad line of electric and electronic products for sale to its own sales force and to original equipment manufacturers, wholesalers and distributors of air-conditioning, refrigeration, commercial and residential heating, water-pumping and gas-burning equipment. Control systems products are manufactured in eight domestic and eight foreign facilities.

     The Controls Group is also a leading supplier of integrated facility management for commercial buildings and government facilities, with over 200 locations worldwide. The integrated facility management business provides strategic facility management services and workplace consulting, including a wide range of on-site operations and maintenance support. Commercial facility management services are provided to businesses in markets such as data centers and research labs, where facilities and workplace performance is essential to business success. Government facility management services are provided for military bases, research and testing laboratories and other government facilities.

     Overall, approximately 40% of the Controls Group's sales are derived from the installation and service of control systems to the existing worldwide commercial building market, 15% from new construction, while the remaining 45% originates from integrated facility management.

MAJOR CUSTOMERS AND COMPETITION

As described previously, the Company is a major supplier to the automotive industry. Sales to its major customers, as a percentage of consolidated net sales, were as follows for the most recent three-year period:

Customer                                   1998                   1997                  1996
--------                                   ----                   ----                  ----
Ford Motor Company                          16%                   17%                    14%
General Motors Corporation                  13%                   13%                    11%
Chrysler Corporation                        10%                   11%                    10%

AUTOMOTIVE SYSTEMS GROUP

     Approximately 60% of the seating and interior systems business' sales over the last three years were to the three automobile manufacturers listed above. In 1998, approximately 75% of these sales were domestic, 15% were generated in Europe and 10% were attributable to other foreign markets. Because of the importance of new vehicle sales of major automotive manufacturers to its operations (see pages 18 through 19 of the Company's 1998 Annual Report to Shareholders), the business is affected by general business conditions in this industry.

     The Automotive Systems Group's seating and interior systems business supplies the automotive original equipment market and faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers which themselves produce or have the capability to produce many of the products supplied by the business. Competition is based on technology, quality and price. Design, engineering and product planning are increasingly important factors.

     The business' seating systems operations principally compete in North America with Lear Corporation and Magna International, Inc. In Europe, the seating systems operations primarily compete with Lear Corporation, Faurecia and automotive manufacturers. The market for interior systems is highly fragmented in both North America and Europe. In North America, the business' interior systems operations compete with Lear Corporation; Davidson Interior Trim, a division of Textron, Inc.; UT Automotive, a subsidiary of United Technologies, Inc. and Visteon, a division of Ford Motor Company. In Europe, the primary competitors are Lear Corporation and Sommer Allibert.

     Approximately 85% of the Automotive Systems Group's battery business sales in 1998 were to the automotive replacement market, with the remaining 15% to the original equipment market. The business is the principal supplier of automotive batteries to Interstate Battery System of America and AutoZone, and is a major supplier of automotive batteries to Wal-Mart and Sears. Each of these customers sell replacement batteries under their own brand labels. Original equipment and replacement batteries are sold to a number of large manufacturers of motor vehicles.

     Sales of the battery business depend primarily on quality, price, delivery and service, including marketing support and technical advice. The business primarily competes in North America with

Exide Corporation; Delphi Automotive Systems, a division of General Motors Corporation; and GNB Batteries, a subsidiary of Pacific Dunlop Limited.

CONTROLS GROUP

     The Controls Group conducts much of its control systems and services and integrated facility management businesses through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in awarding contracts include product and service quality, price, reputation, design, application engineering capability and construction management expertise. The Controls Group's primary competitors in the control systems and services market are Honeywell, Inc.; Landis & Staefa, a division of Siemens AG; and Siebe plc. The integrated facility management services market is highly fragmented, with no one company being dominant.

     Sales of the Controls Group's integrated facility management business are largely dependent upon numerous individual contracts with commercial businesses worldwide and various departments and agencies of the U.S. Federal Government. The loss of any individual contract would not have a materially adverse effect on the Company.

BACKLOG

     The Company's backlog relates to the Controls Group's control systems and services business, which derives a significant portion of its revenues from long-term contracts that are accounted for on the percentage-of-completion method. In accordance with customary industry practice, the Controls Group progress bills customers on an estimated basis as work proceeds. Information concerning contracts in progress for the Controls Group is as follows:


                                                                          September 30,
(in millions)                                                             1998       1997
Backlog of uncompleted building systems and services contracts           $2,296      $2,102
Earned revenues on uncompleted building systems and services contracts    1,460       1,342
                                                                         ------      ------
Unearned backlog of building systems and services contracts              $  836      $  760
                                                                         ======      ======

     The preceding data does not include amounts associated with unearned contracts of the Controls Group's integrated facility management business because such contracts are typically multi-year service awards; the amount outstanding at any given period is not necessarily indicative of the amount of revenue to be earned in the coming fiscal period. In addition, certain of the Company's manufacturing businesses accumulate backlog data, but the amounts, when considered in the aggregate, are not significant to an understanding of these businesses.

RAW MATERIALS

     Raw materials used by the Automotive Systems Group's seating and interiors business, such as steel, urethane chemicals and chromium, were readily available during the year and such availability is expected to continue. Principal raw materials used in the manufacture of the

Automotive Systems Group's batteries are lead, antimony, calcium, sulfuric acid and polypropylene, all of which are generally available in the open market. The Controls Group is not dependent upon any single source of supply for essential materials, parts or components.

INTELLECTUAL PROPERTY

     Generally, statutory protection is sought for most intellectual property embodied in patents, trademarks and copyrights. Some intellectual property, where appropriate or possible, is protected by a contract, license, agreement or hold-in-confidence undertaking.

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

     The Company has numerous registered trademarks in the United States and in many foreign countries. The most important of these marks are "JOHNSON CONTROLS" (including a stylized version thereof) and "JOHNSON. " These marks are universally used in connection with certain of its product lines and services. The trademarks and servicemarks "ALLIANCE, " "PENN, " "METASYS, " "HOMELINK," "AUTOLINK" and "TRAVELNOTE" are used in connection with certain Company product lines and services. Original equipment and replacement automotive batteries are sold carrying customer-owned private labels and trademarks. The Company also markets automotive batteries under the licensed trademarks "EVEREADY" and "ENERGIZER."

     Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company's claim to copyright protection under U.S. law and appropriate international treaties.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

     The Company's domestic operations are governed by a variety of laws intended to protect the environment, principally the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act and the state counterparts of these laws (collectively, "Environmental Laws"), and by laws addressing workers' safety administered by both the Occupational Safety and Health Administration and similar state agencies and federal and state laws regulating health (collectively "Worker Safety Laws"). The Environmental Laws implemented by the United States Environmental Protection Agency (EPA) and state agencies govern the generation and management of hazardous and toxic materials, the discharge of pollutants into the air and into surface and underground waters, the construction of new discharge sources, and environmental reporting and record keeping, among other things. These laws govern ongoing operations, require remediation of sites associated with past operations, and provide for civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance or cleanup.

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

ENVIRONMENTAL CAPITAL EXPENDITURES

     The Company's ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in 1998 related solely to environmental compliance were not material. It is management's opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company's financial results or competitive position in any one year.

EMPLOYEES

     As of September 30, 1998, the Company employed approximately 89,000 employees, of whom 63,700 were hourly and 25,300 were salaried.

SEASONAL FACTORS

     Sales of seating and interior systems and batteries to automobile manufacturers for use as original equipment are dependent upon the demand for new automobiles. Management believes that demand for new automobiles generally reflects sensitivity to overall economic conditions with no material seasonal effect. The automotive replacement battery market is affected by weather patterns because batteries are more likely to fail when extremely low temperatures place substantial additional power requirements upon a vehicle's electrical system. Also, battery life is shortened by extremely high temperatures, which accelerate corrosion rates. Therefore, either mild winter or moderate summer temperatures may adversely affect automotive replacement battery sales.

     The Controls Group's businesses are executed on a relatively continuous basis, with no significant fluctuation in revenues during the year.

INTERNATIONAL OPERATIONS

     The Automotive Systems Group has manufacturing facilities worldwide. The automotive seating and interior systems business has wholly-owned and majority-owned manufacturing facilities located outside the United States, including plants in Argentina, Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, Mexico, the Netherlands, Portugal, Slovakia, South Africa, Spain, Sweden and the United Kingdom. These facilities produce, depending on the location, complete seats, interior systems and related components. The business also has partially-owned operations in the Asia/Pacific region, Europe and Mexico that manufacture complete seats, headliners and/or seating components. The Automotive Systems Group's battery business has partially-owned affiliates in India, Mexico and South America that produce batteries. Licensing and joint venture arrangements are also in effect with certain foreign manufacturers of batteries and automotive parts.

     Through a number of foreign subsidiaries and branches, the Controls Group operates fully-staffed sales offices, offering engineering, installation and service capabilities (the counterpart to the domestic controls operations), and, in many cases, integrated facility management services. Offices are located in Australia, Austria, Belgium, Canada, China, CIS (Russia), the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Israel, Italy, Korea, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Portugal, Republic of Kazakhstan, Saudi Arabia, Singapore, Slovak Republic, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates and the United Kingdom. In addition, Controls Group products are marketed through distributors represented in approximately 40 countries. Products are manufactured in plants located in China, Germany, Italy, Mexico and the Netherlands, with the remainder of the product line supplied from the United States. The Controls Group also has joint venture operations in the Argentina, Brazil, China, Italy, Japan, Kuwait, Malaysia, Singapore, Switzerland and Thailand.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Note 16 of Notes to Consolidated Financial Statements, "Segment Information," on page 38 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

RESEARCH AND DEVELOPMENT EXPENDITURES

     Expenditures for research activities relating to product development and improvement are charged against income as incurred. Such expenditures amounted to $246 million in 1998, $232 million in 1997 and $156 million in 1996. In addition, the Company expended $131 million in 1998, $119 million in 1997 and $108 million in 1996 for research activities sponsored by customers.


ITEM 2   PROPERTIES

     The Company has numerous wholly-owned and majority-owned manufacturing facilities located throughout the world. The Company considers its facilities to be suitable and adequate. The majority of all of the Company's facilities are operating at normal levels based on capacity.

     The principal manufacturing, administrative, and research and development facilities listed on the following pages by segment and location aggregate approximately 28 million square feet of floor space and are owned by the Company except as noted. In addition, hundreds of Controls Group branch offices in major cities throughout the world are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.


                            AUTOMOTIVE SYSTEMS GROUP
--------------------------------------------------------------------------

Alabama        Cottondale(1)        Oregon               Canby (Portland)
Californa      Fullerton            South Carolina       Oconee
               Livermore            Tennessee            Athens
               Modesto                                   Lewisburg
               Stockton(1)                               Lexington
Delaware       Middletown                                Linden
Florida        Tampa                                     Murfreesboro(2)
Georgia        John's Creek(1)                           Pulaski(2)
Illinois       Geneva               Texas                El Paso(1)
               Lawrenceville        Virgina              Chesapeake(1)
               Sycamore             Wisconsin            Hudson(1)
Indiana        Ossian                                    Milwaukee(2)
Kentucky       Bardstown
               Cadiz                Argentina            Cordoba(1)
               Florence(1)                               Escobar
               Georgetown(1)                             Rosario
               Glasgow              Australia            Adelaide
               Harrodsburg                               Melbourne
               Leitchfield                               Thomastown
               Maysville            Austria              Graz
               Nicholasville                             Mandling
               Shelbyville(1)       Belgium              Anderlecht(1)
               Winchester(1)                             Geel
Louisina       Shreveport(1)        Brazil               Curitiba
Maryland       Belcamp(2)                                Pouso Alegre
Michigan       Auburn Hills                              Santo Andre
               Battle Creek                              San Bernardo(1)
               Detroit                                   Sao Jose
               Holland                                   Sao Paulo(1)
               Lapeer               Canada               Milton
               Lincoln Park(1)                           Orangeville
               Livonia(1)                                Saint Mary's
               Mt. Clemens(1)                            Stratford
               Plymouth(2)                               Tillsonburg
               Southfield(1)        Czech Republic       Ceska Lipa
               Sterling Heights(1)                       Mlada Boleslav
               Taylor(1)                                 Roudnice(1)
Missouri       Jefferson City                            Straz Pod Ralskem
               Liberty(1)           France               Conflans
               St. Joseph(1)                             Creutzwald
New Jersey     Dayton(1)                                 Harnes
               Edison(1)                                 Schweighouse-sur-Moder
North Carolina Winston-Salem                             Strasbourg(2)
Ohio           Greenfield                                Rosny(1)
               Oberlin(1)
               Strongsville         (1) Leased
               Toledo               (2)both owned and leased facilities


    AUTOMOTIVE SYSTEMS GROUP                         CONTROLS GROUP
----------------------------------         ------------------------------------

Germany              Boblingen(1)          Florida             Cape Canaveral(2)
                     Bochum(1)             Georgia             Atlanta
                     Burscheid                                 Kennesaw
                     Ehningen(1)           Indiana             Goshen
                     Espelkamp             Ohio                Reynoldsburg
                     Grefrath(1)           Oklahoma            Poteau
                     Lahnwerk              Wisconsin           Milwaukee
                     Luneberg                                  Watertown
                     Mallersdorf           Germany             Essen(1)
                     Neustadt              Italy               Lomagna
                     Radesomweld(1)        Mexico              Juarez
                     Rastatt(1)                                Reynosa
                     Schwalbach (1)        The Netherlands     Leeuwarden
                     Unterriexingen(2)     United Kingdom      Bournemouth(1)
                     Waghausel                                 Waterlooville(1)
                     Wuppertal(1)
                     Zwickau
Hungary              Solymar(2)
Italy                Caserta(1)
                     Milan(2)
                     Potenza(1)
                     Salerno(2)
Mexico               Juarez(2)
                     Naucalpan                          CORPORATE
                     Puebla                -------------------------------------
                     Ramos Arizpe          Wisconsin           Milwaukee
The Netherlands      Sittard
Portgual             Nelas
                     Portalegre
Slovakia             Bratislava(1)
South Africa         Port Elizabeth(1)
                     Pretoria(1)
                     Uitenhaige(1)
Spain                Alagon
                     Barcelona
                     Valencia
Sweden               Goteberg(1)
United Kingdom       Birmingham(1)
                     Chelmsford(1)
                     Dagenham(1)
                     Mansfield
                     Silloth
                     Speke(2)
                     Staffordshire
                     Telford
                     Warley(1)
                     Warwickshire(1)       (1) Leased
                     Wednesbury            (2) Both owned and leased facilities

ITEM 3   LEGAL PROCEEDINGS

     Environmental Litigation and Proceedings. As noted previously, the activities of the Company are subject to various environmental laws and worker safety laws. Liabilities potentially arise under these laws for any activities that are not in compliance with such laws and for the cleanup of sites where hazardous or toxic materials are present.

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

     The Company's policy is to accrue for potential environmental losses for cleanup consistent with generally accepted accounting principles. In that regard, the Company accrues for potential environmental losses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental related costs at the end of fiscal year 1998 totaled $46 million. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company are undiscounted and do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at the site. It is difficult to estimate the Company's ultimate level of liability for the sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental remediation matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Typically, site remediation matters are addressed at the administrative agency level of the government. Occasionally, however, litigation is involved. The most significant of such matters where litigation has been commenced by the government or by private parties and remain pending against the Company is as follows:

          United States v. NL Industries, Inc., Case No. 91-CV-00578-WDS (United States District Court for the Southern District of Illinois), filed July 31, 1991. The EPA seeks to enforce an administrative order issued on November 27, 1990 against Johnson Controls and other defendants requiring performance of a cleanup at a secondary smelter facility in Granite City, Illinois. The Company, the other defendants and the other parties to the 1990 order have chosen not to perform on the basis that the administrative record of decision underlying that order does not support the remedy the agency is requiring. The complaint alleges that the defendants should pay penalties (up to $25,000 per day and three times the cost of work the government performs) for failing to comply with the order. It also alleges the Company should be responsible for past government expenditures. According to the agency, the total cost, both past and future, will probably exceed $64 million. The Company has been vigorously defending this action, but is currently pursuing settlement with the agency.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

          James H. Keyes, 58, was elected Chairman of the Board in 1993 and Chief Executive Officer in 1988. He served as President from 1986 to September 1998. Mr. Keyes joined the Company in 1966.

          John M. Barth, 52, was elected President and Chief Operating Officer in September 1998. He was elected a member of the Board of Directors in November 1997. Previously, Mr. Barth served as an Executive Vice President with responsibility for the Automotive Systems Group, since 1992. Mr. Barth joined the Company in 1969.

          Stephen A. Roell, 48, was elected Senior Vice President in September 1998 and has served as Chief Financial Officer since 1991. He was a Vice President from 1991 to September 1998, and earlier served as Corporate Controller and Assistant Secretary. Mr. Roell joined the Company in 1982.

          Dr. Steven J. Bomba, 61, was elected Vice President, Corporate Technology in 1990. From 1987 to 1990 he was Vice President, Advanced Manufacturing Technologies, for Rockwell International.

          Susan F. Davis, 45, was elected Vice President, Human Resources, in 1994. From August 1993, she served as Vice President of Organizational Development for the Automotive Systems Group, the former Plastics Technology Group and the Battery business. Ms. Davis joined the Company in 1983.

          Giovanni "John" Fiori, 55, was elected a Corporate Vice President in 1992 and serves as President of automotive operations in Europe, Asia and Africa. Previously, he served as Vice President of automotive seating operations in Europe. Mr. Fiori joined the Company in 1987.

          Michael F. Johnston, 51, was elected a Corporate Vice President in 1993, and was named President of the Automotive Systems Group's North American operations in November 1997. Previously, he served as President of the Company's Interior Systems and Battery businesses. Mr. Johnston joined the Company in 1989.

          John P. Kennedy, 55, was elected a Corporate Vice President in 1989 and has been Secretary since 1987 and General Counsel since 1984 when he joined the Company.

          William P. Killian, 63, was elected Vice President, Corporate Development and Strategy in 1988, and served as Vice President, Corporate Development, from 1985 to 1988. Mr. Killian joined the Company in 1977.

          Lou Kincaid, 51, was elected a Corporate Vice President in July 1998. He has served as Vice President of Product Engineering Worldwide since fiscal 1997, with responsibility for both the Automotive Seating and Interior systems businesses. Mr. Kincaid previously served as Group Vice President of Technical Operations for Prince, prior to the Company's acquisition of Prince in October 1996.

          Robert Netolicka, 51, was elected a Corporate Vice President in 1997 and serves as President of the Controls Group's Integrated Facility Management business. Previously, he served as Vice President and General Manager of the Controls Group's Systems Products business, since 1993, and has held Controls Group management positions in Australia, Europe, Hong Kong and America since joining the Company in 1974.

          Rande S. Somma, 46, was elected a Corporate Vice President in January 1998. He has served as President of the Automotive Systems Group's Interior Trim, Marketing and Business Development business since 1997. Mr. Somma served in several senior management positions within the Automotive Systems Group since joining the Company in 1988.

          Brian J. Stark, 49, was elected a Corporate Vice President in 1995 and serves as President of the Controls Group's Control Systems and Services business. Since joining the Company in 1972, Mr. Stark has held a number of managerial positions within the Control Systems and Services field organization, including Branch and Regional Manager; Vice President, Field Operations; and Vice President and General Manager, World Wide Systems and Services.

          Keith E. Wandell, 49, was elected a Corporate Vice President in 1997 and serves as President of the Automotive Systems Group's Battery business. Previously, he served in a number of management positions, most recently as Vice President and General Manager of the Battery business' Starting, Lighting and Ignition Division. Mr. Wandell joined the Company in 1988.

          Denise M. Zutz, 47, was elected Vice President, Corporate Communication in 1991. She previously served as Director of Corporate Communication and had served in other communication positions since joining the Company in 1973.

          Ben C.M. Bastianen, 54, was named Corporate Treasurer in 1991, when he joined the Company. Between 1984 and 1990, he served as Assistant Treasurer, and then Treasurer, of Borg-Warner Corporation.

          Patrick J. Dennis, 47, was named Corporate Controller in September 1998. He previously served as Controller for the Automotive Systems Group, since 1996. Mr. Dennis has held controller responsibilities for the Automotive Systems Group since joining the Company in 1983.

          Stacy L. Fox, 45, was elected Assistant Secretary in November, 1996. She joined the Company in 1989 and serves as Group Vice President and General Counsel of the Automotive Systems Group.

          Jerome D. Okarma, 46, was elected Assistant Secretary in 1990. He has served as Assistant General Counsel since joining the Company in 1989 and as Group Vice President and General Counsel of the Controls Group since 1993.

          Subhash "Sam" Valanju, 55, joined the Company in 1996 and is presently the Chief Information Officer. Prior to that time, Mr. Valanju was Director of Information Systems for Rockwell Automotive.

     There are no family relationships, as defined by the instructions to this item, between the above executive officers.

     All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.

PART II

The information required by Part II, Items 5, 6, 7, 7A and 8, are incorporated herein by reference to the Company's 1998 Annual Report to Shareholders as follows:

ITEM 5         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS - See price range and dividend information on page 18, and Note 9 "Shareholders' Equity" on page 34 of Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders.

                                                     Number of Record Holders
           Title of Class                            as of November 18, 1998
           --------------                            -----------------------
Common Stock, $.16-2/3 par value                           61,165

ITEM 6 SELECTED FINANCIAL DATA - See "Five Year Summary" on page 40 of the 1998 Annual Report to Shareholders.

ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS - See pages 18 through 25 of the 1998
               Annual Report to Shareholders.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
               See "Risk Management" on pages 22 through 23 of Management's
               Discussion and Analysis section of the 1998 Annual Report to Shareholders.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - See pages 26 through 38 of the 1998 Annual Report to Shareholders.

ITEM 9         DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               None.


PART III

     All information required by Items 10 through 13 of Part III, with the exception of information on the Executive Officers which appears on pages 15-17 of Part I of this report, is incorporated by reference to pages 3-29 of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

PART IV

ITEM 14         EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                                      Page in
                                                                                                    Annual Report*
(a) The following documents are filed as part of this report:

         (1) Financial Statements

         Consolidated Statement of Income for the years
                ended September 30, 1998, 1997 and 1996 .........................................         26

         Consolidated Statement of Financial Position at
                September 30, 1998 and 1997......................................................         27

         Consolidated Statement of Cash Flows for the years
                ended September 30, 1998, 1997 and 1996..........................................         28

         Consolidated Statement of Shareholders' Equity for
                the years ended September 30, 1998, 1997 and
                1996.............................................................................         29

         Notes to Consolidated Financial Statements..............................................      30-38

         Report of Independent Accountants.......................................................         39


*Incorporated by reference from the indicated pages of the 1998 Annual Report to Shareholders.

                                                                                                     Page in
                                                                                                    Form 10-K
         (2) Financial Statement Schedule

         Report of Independent Accountants on Financial
                Statement Schedule...............................................................      21

         For the years ended September 30, 1998, 1997 and 1996:

                II.  Valuation and Qualifying Accounts...........................................      23


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

         (3) Exhibits

             Reference is made to the separate exhibit index contained on pages 24 though 27 filed herewith.

(b) The following Form 8-K was filed during the fourth quarter of the Company's 1998 fiscal year or thereafter through the date of this Form 10-K:

         (1) On November 13, 1998, the Company filed a Form 8-K in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and to provide updated disclosure of the factors that could affect any forward-looking statements made by, or on behalf of, the Company.

Other Matters

     For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 33-58092, 33-58094, 33-49862, 333-10707, 333-36311 and 333-66073.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of Johnson Controls, Inc.


     Our audits of the consolidated financial statements referred to in our report dated October 19, 1998 appearing on page 39 of the 1998 Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS  LLP

Milwaukee, Wisconsin
October 19, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS, INC.


                                               By     Stephen A. Roell
                                                      Senior Vice President and
                                                      Chief Financial Officer

Date:  December 15, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 15, 1998, by the following persons on behalf of the registrant and in the capacities indicated:



James H. Keyes                                        John M. Barth
Chairman, Chief Executive Officer                     President, Chief Operating Officer
and Director                                          and Director



Stephen A. Roell                                      Patrick J. Dennis
Senior Vice President and                             Corporate Controller
Chief Financial Officer



Robert A. Cornog                                      Paul A. Brunner
Director                                              Director



Fred L. Brengel                                       William H. Lacy
Director                                              Director



Willie D. Davis
Director

                    JOHNSON CONTROLS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

_______________________________________________________________________________


                                                        YEAR ENDED SEPTEMBER 30,
                                                        1998      1997      1996
                                                        -----     ----      ----
ACCOUNTS RECEIVABLE -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance at beginning of period                          $20.8    $20.9    $18.6

Accounts charged off                                     (6.4)    (6.9)    (4.7)

Provision charged to costs and expenses                   7.1      5.2      6.8

Acquisition of businesses                                 0.2      2.6      1.0

Currency translation                                      0.1     (0.9)    (0.1)

Recoveries on accounts previously charged off              --      --      (1.0)

Other                                                    (0.6)    (0.1)     0.3
                                                        -----    -----    -----
Balance at end of period                                $21.2    $20.8    $20.9
                                                        =====    =====    =====

DEFERRED TAX ASSETS -- VALUATION ALLOWANCE

Balance At beginning of period                          $81.3    $56.6    $30.9

Allowance established for new loss carryforwards
  and tax credits                                        33.2     38.9     30.6

Allowance reversed for loss carryforwards utilized      (30.9)   (14.2)    (4.9)
                                                        -----    -----    -----
Balance at end period                                   $83.6    $81.3    $56.6
                                                        =====    =====    =====

                             JOHNSON CONTROLS, INC.
                                INDEX TO EXHIBITS

EXHIBITS                                TITLE                                             PAGE
3.(i)         Restated Articles of Incorporation of Johnson Controls, Inc.,
              as amended January 22, 1997, (incorporated by reference to
              Exhibit 3.(i) to Johnson Controls, Inc. Annual Report on Form
              10-K for the year ended September 30, 1997).

3.(ii)        By-laws of Johnson Controls, Inc., as amended July 22, 1998,
              filed herewith.                                                             28-42

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

                             JOHNSON CONTROLS, INC.
                                INDEX TO EXHIBITS

EXHIBITS                          TITLE                                                    PAGE
4.G           Indenture for debt securities dated February 22, 1995 between
              Johnson Controls, Inc. and Chemical Bank Delaware, trustee
              (incorporated by reference to the Form S-3 filed February 13,
              1995, which became effective February 17, 1995).

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

                                     JOHNSON CONTROLS, INC.
                                        INDEX TO EXHIBITS

EXHIBITS                                   TITLE                                           PAGE
10.H          Johnson Controls, Inc., Executive Incentive Compensation Plan
              as amended through September 22, 1993 (incorporated by
              reference to Exhibit 10.H to Johnson Controls, Inc. Annual
              Report on Form 10-K for the year ended September 30, 1993).

10.I          Johnson Controls, Inc., Executive Incentive Compensation
              Plan, Deferred Option, Qualified Plan as amended through
              October 1, 1998, filed herewith.                                             43-56

10.J          Johnson Controls, Inc., Long-Term Performance Plan as amended
              through October 1, 1998, filed herewith.                                     57-70

10.K Johnson Controls, Inc., Executive Survivor Benefits Plan amended through January 1, 1989, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form
              10-K for the year ended September 30, 1994).

10.L          Johnson Controls, Inc., Equalization Benefit Plan amended
              through January 1, 1999, filed herewith.                                     71-80

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

10.O          Johnson Controls, Inc., Director Share Unit Plan,
              effective November 18, 1998, filed herewith.                                 81-85

12            Statement regarding computation of ratio of earnings to
              fixed charges for the year ended September 30, 1998,
              filed herewith.                                                              86

13            1998 Annual Report to Shareholders (incorporated sections only
              in electronic filing), filed herewith.                                       87-109

21            Subsidiaries of the Registrant, filed herewith.                              110-121

                             JOHNSON CONTROLS, INC.
                                INDEX TO EXHIBITS

EXHIBITS                            TITLE                                                  PAGE
23            Consent of Independent Accountants dated December 15,
              1998, filed herewith.                                                        122

27            Financial Data Schedule, (electronic filing only.)

99            Proxy Statement for Annual Meeting of Shareholders of
              Johnson Controls, Inc., to be held January 27, 1999,
              filed herewith.                                                              123-181

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