Form 10-Q
period 1998-12-31
JOHNSON CONTROLS INC
filed 1999-02-12
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

Yes   X     No
    ----       ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 31, 1998
            -----                               --------------------------------
Common Stock $.16 2/3 Par Value                            84,889,922

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                DECEMBER 31, 1998


                                  REPORT INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION:

 Consolidated Statement of Financial Position at December 31, 1998
   September 30, 1998 and December 31, 1997.................................  3

 Consolidated Statement of Income for the Three-Month
   Periods Ended December 31, 1998 and 1997  ...............................  4

 Consolidated Statement of Cash Flows for the Three-Month
   Periods Ended December 31, 1998 and 1997  ...............................  5

 Notes to Consolidated Financial Statements  ...............................  6

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ....................................  9

 Quantitative and Qualitative Disclosures About Market Risk................. 15


 PART II - OTHER INFORMATION:

 Item 1. Legal Proceedings.................................................. 15

 Item 4. Results of Votes of Security Holders............................... 15

 Item 6. Exhibits and Reports on Form 8-K  ................................. 16


 SIGNATURES  ............................................................... 17

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (In millions)


                                                             December 31,               September 30,               December 31,
                                                                 1998                       1998                        1997
                                                          -------------------        --------------------        -------------------
                                                             (unaudited)                                            (unaudited)
ASSETS
Cash and cash equivalents                                           $  329.2                    $  134.0                   $  248.1
Accounts receivable - net                                            2,136.3                     1,821.1                    1,644.6
Costs and earnings in excess of billings on
  uncompleted contracts                                                196.1                       191.7                      199.1
Inventories                                                            470.5                       428.2                      390.0
Net assets held for sale                                               211.3                       231.9                          -
Other current assets                                                   557.0                       597.3                      402.1
                                                          -------------------        --------------------        -------------------
     Current assets                                                  3,900.4                     3,404.2                    2,883.9

Property, plant and equipment - net                                  1,953.6                     1,882.9                    1,548.1
Goodwill - net                                                       2,166.4                     2,084.5                    1,558.0
Investments in partially-owned affiliates                              251.0                       166.2                      155.8
Other noncurrent assets                                                446.2                       404.3                      262.7
                                                          -------------------        --------------------        -------------------
     Total assets                                                   $8,717.6                    $7,942.1                   $6,408.5
                                                          ===================        ====================        ===================


LIABILITIES AND EQUITY
Short-term debt                                                     $1,486.8                    $1,289.5                   $  614.5
Current portion of long-term debt                                       88.9                        39.4                       58.3
Accounts payable                                                     1,863.0                     1,625.2                    1,428.1
Accrued compensation and benefits                                      379.9                       376.1                      282.4
Accrued income taxes                                                   157.8                       119.6                       86.2
Billings in excess of costs and earnings
  on uncompleted contracts                                             150.5                       127.5                      130.8
Other current liabilities                                              792.9                       711.1                      515.7
                                                          -------------------        --------------------        -------------------
     Current liabilities                                             4,919.8                     4,288.4                    3,116.0

Long-term debt                                                         937.8                       997.5                      964.8
Postretirement health and other benefits                               167.0                       166.7                      167.5
Other noncurrent liabilities                                           613.7                       548.1                      412.0
Shareholders' equity                                                 2,079.3                     1,941.4                    1,748.2
                                                          -------------------        --------------------        -------------------
     Total liabilities and equity                                   $8,717.6                    $7,942.1                   $6,408.5
                                                          ===================        ====================        ===================





    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (In millions, except per share data; unaudited)


                                                                                         For the Three Months
                                                                                          Ended December 31,
                                                                             ---------------------------------------------
                                                                                    1998                      1997
                                                                             -------------------       -------------------
   Net sales                                                                           $3,873.1                  $3,056.3
   Cost of sales                                                                        3,344.6                   2,622.1
                                                                             -------------------       -------------------
       Gross profit                                                                       528.5                     434.2

   Selling, general and administrative expenses                                           345.3                     285.8
                                                                             -------------------       -------------------
       Operating income                                                                   183.2                     148.4

   Interest income                                                                          3.1                       2.3
   Interest expense                                                                       (41.1)                    (30.1)
   Miscellaneous - net                                                                     (1.2)                      1.7
                                                                             -------------------       -------------------
       Other income (expense)                                                             (39.2)                    (26.1)
                                                                             -------------------       -------------------

   Income before income taxes and minority interests                                      144.0                     122.3
   Provision for income taxes                                                              58.3                      50.8
   Minority interests in net earnings of subsidiaries                                       6.0                       6.2
                                                                             -------------------       -------------------

   Net income                                                                          $   79.7                  $   65.3
                                                                             ===================       ===================

   Earnings available for common shareholders                                          $   77.3                  $   63.0
                                                                             ===================       ===================

   Earnings per share
       Basic                                                                           $   0.91                  $   0.75
                                                                             ===================       ===================
       Diluted                                                                         $   0.86                  $   0.70
                                                                             ===================       ===================







    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)

                                                                                                         For the Three Months
                                                                                                          Ended December 31,
                                                                                                    --------------------------------
                                                                                                        1998              1997
                                                                                                    -------------     --------------
OPERATING ACTIVITIES
Net income                                                                                               $  79.7            $  65.3
Adjustments to reconcile net income to cash provided by operating activities
      Depreciation                                                                                          94.4               76.0
      Amortization of intangibles                                                                           20.8               16.9
      Equity in earnings of partially-owned affiliates                                                      (5.8)              (5.9)
      Deferred income taxes                                                                                  0.6               (0.2)
      Other                                                                                                 18.1               (0.3)
      Changes in working capital, excluding acquisition and divestiture of businesses
         Receivables                                                                                      (182.8)            (149.5)
         Inventories                                                                                       (36.9)             (13.4)
         Other current assets                                                                               40.4              (40.5)
         Accounts payable and accrued liabilities                                                          220.3               80.1
         Accrued income taxes                                                                               28.5                6.9
         Billings in excess of costs and earnings on uncompleted contracts                                  22.5               23.5
                                                                                                    -------------     --------------
            Cash provided by operating activities                                                          299.8               58.9
                                                                                                    -------------     --------------

INVESTING ACTIVITIES
Capital expenditures                                                                                      (122.5)             (86.0)
Sale of property, plant and equipment - net                                                                 20.0                0.4
Acquisition of businesses, net of cash acquired                                                            (82.7)                 -
Divestiture of businesses                                                                                   15.0                  -
Additions of long-term investments                                                                         (86.8)              (1.5)
                                                                                                    -------------     --------------
             Cash used by investing activities                                                            (257.0)             (87.1)
                                                                                                    -------------     --------------

FINANCING ACTIVITIES
Increase in short-term debt - net                                                                          183.2              239.8
Issuance of long-term debt                                                                                     -                5.9
Repayment of long-term debt                                                                                (10.9)             (60.8)
Payment of cash dividends                                                                                  (23.9)             (22.1)
Other                                                                                                        4.0                1.7
                                                                                                    -------------     --------------
              Cash provided by financing activities                                                        152.4              164.5
                                                                                                    -------------     --------------

Increase in cash and cash equivalents                                                                    $ 195.2            $ 136.3
                                                                                                    =============     ==============



    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Financial Statements

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the Company's 1999 fiscal year because of seasonal and other factors.

2.    Acquisition of Business

      Effective July 1, 1998, the Company completed the acquisition of Becker Group for approximately $548 million, plus the assumption of approximately $372 million of debt. Becker Group, based in Michigan and Germany, is a major supplier of automotive interior systems, particularly door systems and instrument panels. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximated $500 million, was recorded as goodwill. The purchase was initially financed with commercial paper and it is anticipated that a portion will be refinanced with long-term debt.

      As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. During the first quarter of fiscal 1999, approximately $1 million of employee severance and termination costs associated with the consolidation of certain domestic operations were charged against the reserve. The restructuring activities are expected to be completed by the end of fiscal 1999.

      Certain businesses acquired in the Becker Group purchase have been classified as net assets held for sale in the Consolidated Statement of Financial Position. At the date of acquisition, the Company identified several operations of Becker Group that were outside of the Company's core businesses and, as such, would be sold. The net assets of the businesses were valued at fair value less estimated costs to sell, including cash flows during the holding period. The operating results of the businesses, which were not material for the first quarter of fiscal 1999, were excluded from consolidated operating results. The Company sold one of these businesses for approximately $30 million in the first quarter and expects to sell the remaining businesses during the year.

3.    Cash Flow

      For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Income taxes paid during the three months ended December 31, 1998 and 1997 (net of income tax refunds) totaled approximately $19 million and $32 million, respectively. The decrease primarily reflects taxes paid in the prior year quarter attributable to the gain on the sale of the discontinued Plastic Container division. Total interest paid was $44 million and $35 million for the three months ended December 31, 1998 and 1997, respectively. The increase was principally due to financing costs associated with the acquisition of Becker Group.

4.    Inventories

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Inventories at December 31, 1998 and 1997 were comprised of the following:

                                                             December 31,
        (in millions)                                    1998           1997
                                                      ----------     ----------
        Raw materials and supplies                      $249.5         $183.4
        Work-in-process                                   83.8           95.2
        Finished goods                                   174.4          150.0
                                                        ------         ------
          FIFO inventories                               507.7          428.6
        LIFO reserve                                     (37.2)         (38.6)
                                                        ------         ------
          LIFO inventories                              $470.5         $390.0
                                                        ======         ======

5.    Income Taxes

      The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year.

6.    Comprehensive Income

      Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes new standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, such as foreign currency translation adjustments. Comprehensive income for the three months ended December 31, 1998 and 1997 was $139 million and $68 million, respectively.

7.    Earnings Per Share

      The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three-month periods ended December 31, 1998 and 1997:

                                                                           For the Three Months
                                                                            Ended December 31,

        (in millions)                                                      1998           1997
                                                                       -----------    -----------
        Income Available to Common Shareholders

        Net Income                                                          $79.7          $65.3
          Preferred stock dividends, net of tax benefit                      (2.4)          (2.3)
                                                                      -----------    -----------

        Basic income available to common shareholders                       $77.3          $63.0

        Net Income                                                          $79.7          $65.3

        Effect of Dilutive Securities:
          Compensation expense, net of tax, arising from
          assumed conversion of preferred stock                              (1.1)          (1.3)
                                                                      -----------    -----------

        Diluted income available to common shareholders                     $78.6          $64.0
                                                                      ===========    ===========

        Weighted Average Shares Outstanding

        Basic weighted average shares outstanding                            84.8           84.1

        Effect of Dilutive Securities:
          Stock options                                                       1.6            1.5
          Convertible preferred stock                                         5.4            5.6
                                                                      -----------    -----------

        Diluted weighted average shares outstanding                          91.8           91.2
                                                                      ===========    ===========

8.    Prior Year Restructuring Charge

      In the second quarter of fiscal 1997, the Company recorded a restructuring charge, including related asset writedowns, of $70 million involving the Company's Automotive Systems and Controls Groups. During the first quarter of fiscal 1999, the final activities of the restructuring plan were completed and $7.7 million of employee severance and termination benefit costs incurred to restructure an integrated facilities management business in the United Kingdom were charged against the reserve.

9.    Contingencies

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

10.   Future Accounting Changes

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective October 1, 1999 for the Company. It requires all derivative instruments to be recorded in the statement of financial position at their fair value. Changes in fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. The effect of adoption of this statement on the Company's earnings or statement of financial position has not yet been determined.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

Consolidated net sales grew by 27% in the first quarter of fiscal 1999, increasing to $3.9 billion from $3.1 billion for the prior year quarter.

Automotive Systems Group sales of $3.0 billion for the quarter were 29% higher than the prior year's $2.3 billion. The segment's seating and interior systems business in Europe was a primary contributor to the increase. Approximately one-half of the increase in sales in the European market was attributable to Becker Group, the interior systems supplier acquired by the Company in July 1998. New European seating programs and increased production levels also contributed to the sales increase. Seating and interior systems sales in North America were higher, reflecting the market's strong vehicle production level in the quarter. Sales of automotive batteries also increased, with a record level of batteries shipped to aftermarket customers.

Controls Group sales were $873 million, up 20% from the prior period's $728 million. Integrated facilities management sales increased in North America and Europe, as the business continues to add significant new contracts to its portfolio. Control systems and services sales also increased, led by increases in the European market. Controls Group results also benefited from the current quarter consolidation of Yokogawa Johnson Controls (YJC) Corporation, a Japanese control systems and services affiliate that is now majority-owned. Worldwide orders for control systems in the quarter exceeded the prior year period, stemming from order growth in Europe and the addition of YJC.

Strong overall sales growth is expected to continue during the remainder of the fiscal year. Automotive Systems Group sales are expected to increase approximately 20% to 25% for the full year. Contracts to supply seating and interior systems for top-selling new vehicles, the addition of Becker Group and continued growth in automotive battery sales are expected to propel the segment's growth. Management anticipates that Controls Group sales will grow 10% to 15%. Continued growth in integrated facilities management in the North American and European commercial markets, higher domestic systems and services sales to the existing buildings market and the consolidation of YJC are expected to be the primary sources of the increased sales.

Consolidated operating income for the first quarter of fiscal 1999 rose to $183 million, 23% higher than the prior year's $148 million. Both of the Company's operating segments achieved double-digit growth in the first quarter.

Automotive Systems Group operating income increased from the prior year period. Higher sales volume of seating and interior systems in North America and Europe, the addition of Becker Group and strong automotive battery sales were the primary factors contributing to the increase. Operating income growth was lower than segment sales growth due to the current quarter's higher proportion of lower-margin European sales. Operating losses in South America associated with the segment's seating operations were slightly higher than the prior year period. The Company currently expects to incur losses in South America for the remainder of the year, at a level approximating last year's losses, due to the depressed economic condition in that market and the associated decline in vehicle production levels.

Controls Group operating income for the first quarter grew in line with sales. Improved productivity associated with the segment's domestic control systems and services business contributed to the increase, as the business continued to benefit from its cost control efforts and improved contract execution. Segment operating income was also aided by the consolidation of YJC.

Other expense for the first quarter was $13 million higher than the prior year quarter. Net interest expense increased $10 million due primarily to the financing associated with the Becker Group acquisition. Miscellaneous - net fell from income of approximately $2 million in the prior year period to expense of $1 million in the current quarter. A factor in the change was the additional expense for certain of the Company's compensation plans resulting from appreciation in the Company's stock price.

The effective income tax rate was 40.5% for the three-month period ended December 31, 1998 compared to 41.5% for the comparable quarter last year. The effective rate declined due to improved performance by certain of the Company's European operations and the related use of tax loss carryforwards, partially offset by losses of start-up operations in emerging markets.

The Company's first quarter net income of $80 million was 22% higher than the prior year's quarter. The current quarter's growth was due to increased operating income and the lower effective income tax rate, partially offset by higher interest expense, as noted previously. Diluted earnings per share for the quarter ended December 31, 1998 were $0.86, up from $0.70 in the prior year.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

The Company's working capital was a negative $1.0 billion at December 31, 1998, compared with a negative $884 million and a negative $232 million at September 30, 1998 and December 31, 1997, respectively. The significant year-over-year decrease in working capital was due to the increased level of short-term debt used to finance the acquisition of Becker Group in July 1998. Management expects to refinance a portion its short-term obligations with long-term debt.

Working capital, excluding cash and debt, of $227 million at December 31, 1998 increased compared to the prior year quarter-end but decreased from fiscal year-end. The changes from prior periods reflect, in part, amounts classified as net assets held for sale in the Consolidated Statement of Financial Position and activity associated with those assets (see "Capitalization").

The Company's operating activities provided cash of $300 million during the first three months of the year compared with $59 million in the prior year quarter. The period's increased operating cash flow was primarily attributable to higher accounts payable, stemming largely from the Automotive Systems Group's European operations.

Capital Expenditures and Other Investments

Capital expenditures for property, plant and equipment were approximately $123 million for the first three months of fiscal 1999, an increase of $37 million from the amount incurred during the first quarter of fiscal 1998. Management anticipates that capital spending for the full year will be approximately $425 to $450 million. The majority of the spending has been, and will continue to be, associated with automotive seating and interior systems expansion. Controls Group spending will be focused on information and building systems technology and the construction of a controls technology center.

Goodwill of $2.2 billion at December 31, 1998 was $608 million higher than the balance one year ago. The increase is primarily attributable to the acquisition of Becker Group.

Investments in partially-owned affiliates of $251 million were $85 million higher than the balance at September 30, 1998 and $95 million higher than the balance one year ago. The increase over the prior year periods is primarily associated with two new joint ventures formed during the current quarter to manufacture automotive batteries in Mexico and South America. In total, the joint ventures will operate 10 manufacturing plants in those regions, enabling the battery business to expand its global manufacturing, marketing and distribution capabilities.

The Company completed several business acquisitions during the first quarter of fiscal 1999 that, net of cash acquired, affected cash flow. Notable among these purchases was the acquisition of Cardkey Systems in December 1998 for approximately $41 million. Cardkey Systems provides electronic access controls and security management systems worldwide and will be integrated with the Company's control systems and services business.

In addition, the Company acquired a controlling management interest in Tokyo Biso Kogyo, a publicly traded, leading Japanese facilities management provider, in November 1998 to expand its integrated facilities management business in that market.

Capitalization

The Company's total capitalization at December 31, 1998 of $4.6 billion included short-term debt of $1.5 billion, long-term debt (including the current portion) of $1.0 billion and shareholders' equity of $2.1 billion. Total capitalization at September 30, 1998 and December 31, 1997 was $4.3 billion and $3.4 billion, respectively. Total debt as a percentage of total capitalization of 55% at December 31, 1998 was unchanged from fiscal year-end and higher than the 48% level one year ago. The increase from the prior year period reflects the issuance of commercial paper to finance the Becker Group acquisition. The percentage was unchanged from fiscal year-end as a result of the previously discussed first quarter investments and acquisitions.

Certain businesses acquired in the Becker Group purchase have been classified as net assets held for sale in the Consolidated Statement of Financial Position. At the date of acquisition, the Company identified several operations of Becker Group that were outside of the Company's core businesses and, as such, would be sold. The net assets of the businesses were valued at fair value less estimated costs to sell, including cash flows during the holding period. The operating results of the businesses, which were not material for the first quarter of fiscal 1999, were excluded from consolidated operating results. The Company sold one of these businesses for approximately $30 million in the first quarter and expects to sell the remaining businesses during the year.

In November 1998, the Company agreed to sell its industrial battery business for approximately $135 million. The transaction, subject to regulatory approval, is expected to be completed in the quarter ended March 1999.

The Company expects its total debt as a percentage of total capitalization to decline by fiscal year-end. The Company anticipates using proceeds from the sales of divested businesses, as described above, and its operating cash flows to reduce short-term debt.

The Company believes its capital resources and liquidity position at December 31, 1998 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1999 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

Restructuring Activities

As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. During the first quarter of fiscal 1999, approximately $1 million of employee severance and termination costs associated with the consolidation of certain domestic operations were charged against the reserve. The restructuring activities are expected to be completed by the end of fiscal 1999.

In the second quarter of fiscal 1997, the Company recorded a restructuring charge, including related asset writedowns, of $70 million involving the Company's Automotive Systems and Controls Groups. During the first quarter of fiscal 1999, the final activities of the restructuring plan were completed and $7.7 million of employee severance and termination benefit costs incurred to restructure an integrated facilities management business in the United Kingdom were charged against the reserve.

BACKLOG

The Company's backlog relates to the Controls Group's systems and services business, which derives a significant portion of its revenues from long-term contracts that are accounted for using the percentage-of-completion method. The unearned backlog of commercial building systems and services contracts (excluding integrated facilities management) to be executed within the next year at December 31, 1998 was $1.0 billion, compared with $836 million at September 30, 1998 and $803 million at December 31, 1997. The increase from fiscal year-end and the prior year period was largely due to the consolidation of YJC, as well as the result of increased new orders for existing buildings worldwide.

FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See footnote 10 to the consolidated financial statements for a description of this statement.

OTHER MATTERS

Year 2000

The Company has established a process to identify and resolve the business issues associated with the Year 2000. A global team has been assigned responsibility for addressing the business issues and monitoring progress toward their resolution. The team has conducted surveys of the Company's information systems, products, infrastructure and manufacturing systems to identify, prioritize and remediate potential problems related to the Year 2000.

Many of the Company's systems are currently Year 2000 ready. The balance of the systems are currently being modified or replaced, with all significant systems targeted for Year 2000 readiness status by September 30, 1999. In most instances, older software has been replaced, or is in the process of being replaced, with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. Replacing these systems results in a significant upgrade in systems and capabilities, as well as providing the ability to properly interpret Year 2000 data. Although the timing of the system replacements is influenced by the Year 2000, in most instances these systems would have been replaced in the normal course of business. The Company has spent approximately $28 million during the last two years to upgrade and replace its systems to ensure Year 2000 readiness. The Company estimates it will incur additional costs of approximately $20 to $25 million to upgrade and replace its systems, the majority of which will be incurred in the current fiscal year.

Contingency plans are currently being developed, and may include activities such as dual source contracts, development of back-up systems or manual processes, inventory accumulation and other potential actions necessary to minimize the risk of business disruption. The plans will continue to be refined as systems are implemented and tested, with all plans expected to be finalized by September 30, 1999.

Management believes it continues to appropriately reduce the risks of not being Year 2000 ready through the identification and remediation process described above. The Company's three largest customers, which account for a significant portion of consolidated sales, have assessed the Company' internal systems as having a "low" risk of not being Year 2000 ready.

Management does not anticipate any material business disruptions due to the Year 2000 that would be associated with its own systems, products or services and believes the most significant risks are external to its operations. A material financial risk exists if customers or suppliers are unable to complete critical Year 2000 readiness efforts in a timely manner. The Company is currently working with its customers and suppliers to evaluate Year 2000 readiness, identify material risks and develop solutions so that all critical processes needed to conduct its business are Year 2000 ready. On-site audits of key suppliers are currently being performed to independently verify Year 2000 readiness. Exposure to these external risks is partially mitigated by the size and sophistication of the Company's primary customers, as well as by the diversity of its products, suppliers and geographic locations.

Euro Conversion

On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the "euro." In the first phase, the permanent rates of exchange between the members' national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU and its action plans are being implemented to address the euro's impact on information systems, currency exchange rate risk and commercial contracts. Management believes that the costs of the euro conversion will not have a material impact on the operations, cash flows or financial condition of the Company.

Cautionary Statements for Forward-Looking Information

The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company's Form 8-K filing (dated November 13, 1998), could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended December 31, 1998, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 1998.


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no significant changes in status since the last Report.

Item 4.  Results of Votes of Security Holders

The registrant held its Annual Meeting of Shareholders on January 27, 1999. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (Natalie A. Black, Robert A. Cornog, James H. Keyes and William H. Lacy) were elected. Of the 72,396,117 shares voted, at least 70,919,923 granted authority to vote for these directors and no more than 1,476,194 shares withheld such authority.

The retention of PricewaterhouseCoopers LLP as auditors was approved by the shareholders with 71,776,667 shares voted for such appointment, 244,608 shares voted against, and 374,842 shares abstained.

The Johnson Controls, Inc. Long Term Performance Plan was approved by the shareholders with 69,051,545 voted for such approval, 2,554,945 voted against such approval, and 789,627 shares abstained.

The Johnson Controls, Inc. Executive Incentive Compensation Plan was approved by the shareholders with 67,712,822 voted for such approval, 3,682,455 voted against such approval, and 1,000,840 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a)        Exhibits

        12 Statement regarding the computation of the ratio of earnings to fixed charges.

        27      Financial Data Schedule (electronic filing only).

     (b) The following Form 8-K was filed during the three months ended December 31, 1998:

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


                                             JOHNSON CONTROLS, INC.




Date:  February 12, 1999                     By:Stephen A. Roell
                                                Senior Vice President and
                                                Chief Financial Officer