Form 10-Q
period 1999-03-31
JOHNSON CONTROLS INC
filed 1999-05-14
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                              -----   -----

Commission File Number 1-5097

                             JOHNSON CONTROLS, INC.
             (Exact name of registrant as specified in its charter)


      Wisconsin                                     39-0380010
(State of Incorporation)                 (I.R.S. Employer Identification No.)


         5757 North Green Bay Avenue, P.O. Box 591, Milwaukee, WI 53201
                     (Address of principal executive office)


Registrant's telephone number, including area code:  (414) 228-1200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at March 31, 1999
            -----                             -----------------------------
Common Stock $.16 2/3 Par Value                         85,191,289

                             JOHNSON CONTROLS, INC.
                             ----------------------

                                    FORM 10-Q

                                 MARCH 31, 1999


                                  REPORT INDEX
                                  ------------

                                                                              PAGE NO.
                                                                              --------
     PART I - FINANCIAL INFORMATION:

      Consolidated Statement of Financial Position at March 31, 1999,
        September 30, 1998 and March 31, 1998  .................................  3

      Consolidated Statement of Income for the Three- and Six-Month
        Periods Ended March 31, 1999 and 1998...................................  4

      Consolidated Statement of Cash Flows for the Six-Month Periods
        Ended March 31, 1999 and 1998  .........................................  5

      Notes to Consolidated Financial Statements  ..............................  6

      Management's Discussion and Analysis of Financial Condition
        and Results of Operations  .............................................  9

      Quantitative and Qualitative Disclosures About Market Risk................ 16


     PART II - OTHER INFORMATION:

      Item 1. Legal Proceedings  ............................................... 17

      Item 4. Results of Votes of Security Holders.............................. 17

      Item 6. Exhibits and Reports on Form 8-K  ................................ 17


     SIGNATURES  ............................................................... 18

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (in millions)


                                                         MARCH 31,              SEPTEMBER 30,              MARCH 31,
                                                            1999                     1998                     1998
                                                      -----------------       -------------------       -----------------
                                                        (unaudited)                                       (unaudited)

ASSETS
Cash and cash equivalents                                       $268.8                    $134.0                  $161.7
Accounts receivable - net                                      2,008.0                   1,821.1                 1,645.1
Costs and earnings in excess of billings
  on uncompleted contracts                                       207.7                     191.7                   191.8
Inventories                                                      469.3                     428.2                   389.2
Net assets held for sale                                          46.8                     231.9                       -
Other current assets                                             597.3                     597.3                   437.1
                                                      -----------------       -------------------       -----------------
     Current assets                                            3,597.9                   3,404.2                 2,824.9

Property, plant and equipment - net                            1,981.0                   1,882.9                 1,564.1
Goodwill - net                                                 2,126.5                   2,084.5                 1,543.0
Investments in partially-owned affiliates                        219.0                     166.2                   170.3
Other noncurrent assets                                          447.7                     404.3                   273.3
                                                      -----------------       -------------------       -----------------
     Total assets                                             $8,372.1                  $7,942.1                $6,375.6
                                                      =================       ===================       =================


LIABILITIES AND EQUITY
Short-term debt                                                 $630.1                  $1,289.5                  $552.5
Current portion of long-term debt                                 91.7                      39.4                    28.1
Accounts payable                                               1,935.7                   1,625.2                 1,486.5
Accrued compensation and benefits                                377.9                     376.1                   325.9
Accrued income taxes                                             108.2                     119.6                    30.7
Billings in excess of costs and earnings
  on uncompleted contracts                                       150.3                     127.5                   126.4
Other current liabilities                                        878.3                     711.1                   503.3
                                                      -----------------       -------------------       -----------------
     Current liabilities                                       4,172.2                   4,288.4                 3,053.4

Long-term debt                                                 1,292.3                     997.5                   962.6
Postretirement health and other benefits                         166.8                     166.7                   167.7
Other noncurrent liabilities                                     600.7                     548.1                   412.4
Shareholders' equity                                           2,140.1                   1,941.4                 1,779.5
                                                      -----------------       -------------------       -----------------
     Total liabilities and equity                             $8,372.1                  $7,942.1                $6,375.6
                                                      =================       ===================       =================

    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (in millions, except per share data; unaudited)

                                                THREE MONTHS ENDED MARCH 31,                 SIX MONTHS ENDED MARCH 31,
                                            --------------------------------------      -------------------------------------
                                                  1999                 1998                   1999                1998
                                            -----------------    -----------------      -----------------   -----------------

Net sales                                           $3,880.3             $3,007.3               $7,753.4            $6,063.6
Cost of sales                                        3,352.4              2,591.0                6,697.0             5,213.1
                                            -----------------    -----------------      -----------------   -----------------
     Gross profit                                      527.9                416.3                1,056.4               850.5

Selling, general and administrative
  expenses                                             368.2                289.6                  713.5               575.4
                                            -----------------    -----------------      -----------------   -----------------
     Operating income                                  159.7                126.7                  342.9               275.1

Interest income                                          4.8                  2.5                    7.9                 4.8
Interest expense                                       (41.3)               (28.9)                 (82.4)              (59.0)
Gain on sale of businesses                              54.6                    -                   54.6                   -
Miscellaneous - net                                      2.5                 (0.9)                   1.3                 0.8
                                            -----------------    -----------------      -----------------   -----------------
     Other income (expense)                             20.6                (27.3)                 (18.6)              (53.4)
                                            -----------------    -----------------      -----------------   -----------------

Income before income taxes and
  minority interests                                   180.3                 99.4                  324.3               221.7
Provision for income taxes                              73.1                 41.2                  131.4                92.0
Minority interests in net earnings of
  subsidiaries                                           8.9                  5.7                   14.9                11.9
                                            -----------------    -----------------      -----------------   -----------------

Net income                                             $98.3                $52.5                 $178.0              $117.8
                                            =================    =================      =================   =================

Earnings available for common
  shareholders                                         $95.9                $50.1                 $173.3              $113.1
                                            =================    =================      =================   =================

Earnings per share
     Basic                                             $1.13                $0.59                  $2.04               $1.34
                                            =================    =================      =================   =================
     Diluted                                           $1.05                $0.56                  $1.91               $1.26
                                            =================    =================      =================   =================


    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions, unaudited)

                                                                                                       SIX MONTHS
                                                                                                    ENDED MARCH 31,
                                                                                             -------------------------------
                                                                                                 1999              1998
                                                                                             -------------     -------------
OPERATING ACTIVITIES
Net Income                                                                                         $178.0            $117.8
Adjustments to reconcile net income to cash provided by operating activities
      Depreciation                                                                                  189.4             152.0
      Amortization of intangibles                                                                    40.0              33.4
      Equity in earnings of partially-owned affiliates, net of dividends received                    12.2              (4.7)
      Deferred income taxes                                                                          (0.9)              3.4
      Gain on sale of businesses                                                                    (54.6)                -
      Other                                                                                           5.6             (14.2)
      Changes in working capital, excluding acquisition and divestiture of businesses
         Receivables                                                                                (46.2)           (151.6)
         Inventories                                                                                (39.3)            (15.0)
         Other current assets                                                                        32.2             (76.4)
         Accounts payable and accrued liabilities                                                   313.7             197.3
         Accrued income taxes                                                                       (33.7)            (48.3)
         Billings in excess of costs and earnings on uncompleted contracts                           21.1              19.0
                                                                                             -------------     -------------
            Cash provided by operating activities                                                   617.5             212.7
                                                                                             -------------     -------------

INVESTING ACTIVITIES
Capital expenditures                                                                               (240.5)           (196.8)
Sale of property, plant and equipment - net                                                          26.0               3.6
Acquisition of businesses, net of cash acquired                                                     (94.7)                -
Divestiture of businesses                                                                           287.1                 -
Additions of long-term investments                                                                  (67.9)            (22.6)
                                                                                             -------------     -------------
             Cash used by investing activities                                                      (90.0)           (215.8)
                                                                                             -------------     -------------

FINANCING ACTIVITIES
(Decrease) increase in short-term debt - net                                                       (662.9)              2.1
Issuance of long-term debt                                                                          324.8             181.2
Repayment of long-term debt                                                                         (22.2)            (93.4)
Payment of cash dividends                                                                           (48.1)            (44.3)
Other                                                                                                15.7               7.4
                                                                                             -------------     -------------
              Cash (used) provided by financing activities                                         (392.7)             53.0
                                                                                             -------------     -------------

Increase in cash and cash equivalents                                                              $134.8             $49.9
                                                                                             =============     =============


    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1998. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the Company's 1999 fiscal year because of seasonal and other factors. Certain amounts in the Consolidated Statement of Cash Flows have been reclassified to conform to the current year's presentation.

2.    ACQUISITION OF BUSINESS

      Effective July 1, 1998, the Company completed the acquisition of Becker Group for approximately $548 million, plus the assumption of approximately $372 million of debt. Becker Group, based in Michigan and Germany, is a major supplier of automotive interior systems. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximated $500 million, was recorded as goodwill.

      As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. During the first half of fiscal 1999, approximately $1 million of employee severance and termination costs associated with the consolidation of domestic operations was incurred. In addition, reserves of approximately $7 million were reversed during the second quarter of fiscal 1999, with a corresponding reduction to goodwill and prepaid taxes. Accordingly, the reserve balance at March 31, 1999 totaled approximately $40 million.

      Certain businesses acquired in the Becker Group purchase have been classified as net assets held for sale in the Consolidated Statement of Financial Position. At the date of acquisition, the Company identified three businesses of Becker Group that were outside of the Company's core operations and, as such, would be sold. The net assets of the businesses were valued at fair value less estimated costs to sell, including cash flows during the holding period. The Company completed the sale of two of these businesses during the first six months of fiscal 1999 for approximately $184 million and expects to complete the sale of the final business within the current year. The operating results of these businesses, which were not material for the first half of fiscal 1999, were excluded from consolidated operating results and no gain or loss was recorded upon sale of the two divested businesses.

3.    DIVESTITURE OF BUSINESSES

      On March 1, 1999, the Company completed the sale of the Automotive Systems Group's Industrial Battery Division for approximately $135 million. The Industrial Battery Division had sales of approximately $87 million for the fiscal year ended September 30, 1998. The Company also recorded a loss related to the disposal of a small Controls Group operation in the United Kingdom. The net gain on these transactions was $54.6 million ($32.5 million or $.38 per basic share and $.35 per diluted share, after-tax).

4.    CASH FLOW

      For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Income taxes paid during the six months ended March 31, 1999 and 1998 (net of income tax refunds) totaled approximately $121 million and $140 million, respectively. Total interest paid was $83 million and $67 million for the six months ended March 31, 1999 and 1998, respectively. The increase was principally due to financing costs associated with the acquisition of Becker Group.

5.    INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Inventories were comprised of the following:

                                                                                 MARCH 31,
      (in millions)                                                          1999           1998
                                                                        ----------     ----------
      Raw materials and supplies                                           $232.4         $180.0
      Work-in-process                                                        86.0           96.6
      Finished goods                                                        187.5          151.3
                                                                            -----          -----
        FIFO inventories                                                    505.9          427.9
      LIFO reserve                                                          (36.6)         (38.7)
                                                                            -----          -----
        LIFO inventories                                                   $469.3         $389.2
                                                                           ======         ======

6.    LONG-TERM DEBT

      In January 1999, the Company borrowed a total of 258 million euro from five banks to refinance on a long-term basis a portion of its commercial paper associated with the Becker Group acquisition in July 1998. The euro-denominated loans, equivalent to $282 million at the respective loan inception dates, generally mature in five years. Interest, based on the floating Euribor rate, is due at periodic intervals ranging from one to six months. At the Company's option, the loans may be converted from floating to fixed rates of interest at any interest payment date.

7.    INCOME TAXES

      The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year.

8.    COMPREHENSIVE INCOME

      Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes new standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, such as foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 1999 and 1998 was $78 million and $40 million, respectively. Comprehensive income for the six months ended March 31, 1999 and 1998 was $217 million and $109 million, respectively. The differences between comprehensive income and net income for all periods reported represent foreign currency translation adjustments.

9.    EARNINGS PER SHARE

      The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three- and six-month periods ended March 31, 1999 and 1998:


                                                                 Three Months            Six Months
                                                               Ended March 31,         Ended March 31,

       (in millions)                                            1999         1998       1999         1998
                                                            ---------- ----------   ---------- ----------
       Income Available to Common Shareholders

       Net Income                                                $98.3      $52.5       $178.0     $117.8
         Preferred stock dividends, net of tax benefit            (2.4)      (2.4)        (4.7)      (4.7)
                                                            ---------- ----------   ---------- ----------

       Basic income available to common shareholders             $95.9      $50.1       $173.3     $113.1

       Net Income                                                $98.3      $52.5       $178.0     $117.8

       Effect of Dilutive Securities:
         Compensation expense, net of tax, arising from
         assumed conversion of preferred stock                    (1.3)      (1.3)        (2.4)      (2.6)
                                                            ---------- ----------   ---------- ----------

       Diluted income available to common shareholders           $97.0      $51.2       $175.6     $115.2
                                                            ========== ==========   ========== ==========

       Weighted Average Shares Outstanding

       Basic weighted average shares outstanding                  85.1       84.4         84.9       84.2

       Effect of Dilutive Securities:
         Stock options                                             1.8        1.7          1.7        1.7
         Convertible preferred stock                               5.3        5.5          5.3        5.5
                                                            ---------- ----------   ---------- ----------

       Diluted weighted average shares outstanding                92.2       91.6         91.9       91.4
                                                            ========== ==========   ========== ==========

10.   CONTINGENCIES

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

11.   FUTURE ACCOUNTING CHANGES

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective October 1, 1999 for the Company. It requires all derivative instruments to be recorded in the statement of financial position at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The effect of adoption of this statement on the Company's earnings or statement of financial position has not yet been determined.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Consolidated net sales increased to $3.9 billion in the second quarter of fiscal 1999, rising 29% from the prior year's sales of $3.0 billion.

The Automotive Systems Group's sales were $2.9 billion for the quarter, 31% higher than the prior year's $2.2 billion. Automotive seating and interior systems sales grew as a result of strong demand in Europe and North America, with sales in both markets bolstered by higher vehicle production levels. Sales of seating systems in Europe rose sharply due to new and newly redesigned programs and as a result of the success of vehicles for which the Company has existing supply contracts. Sales growth in Europe also resulted from the addition of Becker Group, the interior systems supplier acquired in July 1998. Seating and interior systems sales in North America were higher, with volume increasing at a faster rate than the North American vehicle production level due to the Company's programs with top-selling vehicles. Sales of automotive batteries also increased due to higher unit shipments, primarily reflecting market share growth with aftermarket customers.

Controls Group sales reached $1.0 billion, a 24% increase from the prior period's $824 million. Integrated facilities management sales increased in North America, as the business continues to add significant new accounts and expand existing contracts. Control systems and services sales increased, experiencing growth in the North American existing buildings market. Controls Group results also benefited from the segment's expanded position in the Japanese nonresidential buildings market. This includes the current year consolidation of Yokogawa Johnson Controls (YJC) Corporation, a Japanese control systems and services affiliate that is now majority-owned. In addition, the Controls Group acquired a controlling management interest in Tokyo Biso Kogyo (TBK), a leading Japanese facilities management provider. The quarter's increased sales also reflect the addition of Cardkey (Cardkey) Systems, a provider of electronic access controls and security management systems acquired in December 1998. Orders for control systems in the quarter exceeded the prior year period, stemming from the addition of YJC and Cardkey, as well as from organic growth.

Consolidated operating income for the second quarter of fiscal 1999 increased to $160 million, up 26% from the prior year's $127 million. Both of the Company's operating segments demonstrated strong operating income growth in the second quarter.

Automotive Systems Group operating income increased from the prior year period. Higher sales volume of seating and interior systems in Europe, aided by the addition of Becker Group, was the primary contributor to the increase. Higher seating sales in North America also contributed to the segment's increased operating income. The current quarter's operating income growth was lower than segment sales growth due to the higher proportion of lower-margin European sales and participation in newer seating platforms.

Controls Group operating income for the second quarter increased compared to the prior year period. Increased domestic control systems and services volume and improved productivity contributed to the increase. The business' productivity gains were associated with continued cost control efforts and improved contract execution. Segment operating income also benefited from the consolidation of YJC.

Net interest expense increased $10 million from the comparable prior year quarter. The increase is due primarily to the financing associated with the Becker Group acquisition.

The $54.6 million gain on the sale of businesses primarily resulted from the sale of the Automotive Systems Group's Industrial Battery Division for approximately $135 million on March 1, 1999. The Industrial Battery Division had sales of approximately $87 million for the fiscal year ended September 30, 1998. The Company also recorded a loss related to the disposal of a small Controls Group operation in the United Kingdom. The net gain on these transactions was $54.6 million ($32.5 million or $.38 per basic share and $.35 per diluted share, after-tax).

The effective income tax rate was 40.5% for the three-month period ended March 31, 1999 compared to 41.5% for the comparable quarter last year. The effective rate declined due to improved performance by certain of the Company's European operations and the related use of tax loss carryforwards, partially offset by losses of start-up operations in emerging markets.

Net income for the second quarter of fiscal 1999 rose to $98 million, or $1.05 per diluted share. The Company's current quarter net income before the $32 million after-tax gain on sale of businesses was $66 million, up 25% from the prior period's $53 million. The current quarter's growth reflects increased operating income, partially offset by higher interest expense. Diluted earnings per share for the current quarter (before the gain on sale of businesses of $.35 per diluted share, after-tax) were $0.70, up from $0.56 in the prior year.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Consolidated net sales reached $7.8 billion for the six months ended March 31, 1999, a 28% increase from sales of $6.1 billion for the prior year period.

Automotive Systems Group sales totaled $5.9 billion for the first half of fiscal 1999, increasing 30% from prior year sales of $4.5 billion. The segment's sales growth was attributable to higher seating and interior systems volume in Europe and North America. Sales in Europe grew substantially compared to the prior year period, reflecting new programs, increased production levels and the addition of Becker Group. Seating and interior systems sales in North America were higher, with volume increasing at a faster rate than the North American vehicle production level due to the Company's programs with top-selling vehicles. Seating sales in South America were flat, reflecting the region's depressed economic condition. Sales of automotive batteries were up over the prior year period due to higher unit shipments to aftermarket customers.

Controls segment sales of $1.9 billion for the first six months of the year were 22% higher than the prior period's $1.6 billion. Integrated facilities management sales increased worldwide, resulting from the addition of significant new accounts and the expansion of existing contracts. Sales of control systems and services also increased, led by growth in the North American existing buildings market and the acquisition of Cardkey. Controls Group results also benefited from the segment's expanded presence in Japan, including the current year consolidation of YJC and the acquisition of a controlling management interest in TBK, as previously described. Control systems orders for the first half of the year exceeded the prior year, due principally to the addition of YJC and Cardkey and organic growth.

Strong overall sales growth is expected to continue during the remainder of the fiscal year. Automotive Systems Group sales are expected to increase approximately 20% to 25% for the full year. Contracts to supply seating and interior systems for top-selling new vehicles, the addition of Becker Group and continued growth in automotive battery sales are expected to propel the segment's growth. Management anticipates that Controls Group sales will rise 15% to 20%. Growth in integrated facilities management in the North American and European commercial markets, higher domestic systems and services sales to the existing buildings market and an expanded presence in the Japanese nonresidential buildings market are expected to be the primary sources of the increased sales.

Consolidated operating income for the first six months of fiscal 1999 was $343 million, 25% higher than the prior year's $275 million. The Automotive Systems and Controls Groups each achieved double-digit growth in the first half of the fiscal year.

Automotive Systems Group operating income increased from the prior year period. Higher sales volume of seating and interior systems in Europe and North America, the addition of Becker Group and strong automotive battery sales were the primary factors contributing to the increase. Operating income growth was lower than segment sales growth due to the current year's higher proportion of lower-margin European sales and participation in newer seating platforms. Operating losses in South America associated with the segment's seating operations were approximately level with the prior year period. The Company currently expects losses in South America for the entire year to approximate last year's level, due to the depressed economic condition in that market and the associated decline in vehicle production levels.

Controls Group operating income for the first half of fiscal 1999 increased compared to the prior year period. Higher volumes and improved productivity associated with the segment's domestic control systems and services business, as well as the consolidation of YJC, contributed to the increase.

Net interest expense increased $20 million due primarily to the financing associated with the Becker Group acquisition. The net gain of $54.6 million on the sale of businesses was primarily the result of the Company's sale of the Industrial Battery Division, as previously described.

The effective income tax rate was 40.5% for the six-month period ended March 31, 1999 compared to 41.5% for the comparable period last year. The effective rate declined due to improved performance by certain of the Company's European operations and the related use of tax loss carryforwards, partially offset by losses of start-up operations in emerging markets.

Net income for the first six months of fiscal 1999 increased to $178 million, or $1.91 per diluted share. The Company's current period net income before the $32 million after-tax gain on sale of businesses was $146 million, up 24% from the prior period's $118 million. The current period's growth is attributable to increased operating income, partially offset by higher interest expense. Diluted earnings per share for the period ended March 31, 1999 (before the gain on sale of businesses of $.35 per diluted share, after-tax) were $1.56, up from $1.26 in the prior year.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

The Company's working capital was a negative $574 million at March 31, 1999, compared with a negative $884 million and a negative $229 million at September 30, 1998 and March 31, 1998, respectively. The decrease in working capital compared to last year is attributable to the issuance of commercial paper used to finance the acquisition of Becker Group in July 1998. The increase in working capital compared to fiscal year-end primarily reflects a reduction in short-term debt, as the Company used the proceeds from the divestitures of the Industrial Battery Division and the Becker Group businesses previously classified as held for sale (see below), and a euro-denominated refinancing (see "Capitalization"), to reduce short-term debt.

The Company's operating activities provided cash of $618 million during the first six months of the year compared to $213 million in the prior year period. The current period's higher income and a favorable change in working capital, adjusted for the net gain on sale of businesses and other non-cash items, combined to increase cash provided by operations.

Capital Expenditures and Other Investments

Capital expenditures for property, plant and equipment totaled $241 million for the first half of fiscal 1999, $44 million higher than the amount expended in the first half of fiscal 1998. Management anticipates that capital spending for the full year will be approximately $475 to $500 million. The majority of the spending has been, and will continue to be, associated with automotive seating and interior systems expansion. Controls Group spending will be focused on information and building systems technology and the construction of a controls technology center.

Certain businesses acquired in the Becker Group purchase have been classified as net assets held for sale in the Consolidated Statement of Financial Position. At the date of acquisition, the Company identified three businesses of Becker Group that were outside of the Company's core operations and, as such, would be sold. The net assets of the businesses were valued at fair value less estimated costs to sell, including cash flows during the holding period. The Company completed the sale of two of these businesses during the first six months of fiscal 1999 for approximately $184 million and expects to complete the sale of the final business within the current year. The operating results of these businesses, which were not material for the first half of fiscal 1999, were excluded from consolidated operating results and no gain or loss was recorded upon sale of the two divested businesses.

Goodwill of $2.1 billion at March 31, 1999 was $584 million higher than the prior year balance. The increase is primarily attributable to the acquisition of Becker Group.

Investments in partially-owned affiliates of $219 million increased by $49 million compared to the balance at March 31, 1998. The increase is primarily associated with two joint ventures formed during the first quarter of fiscal 1999 to manufacture automotive batteries in Mexico and South America. The increase was partially offset by the sale of two Automotive Systems Group affiliates.

As previously noted, the Company completed several business acquisitions during the first half of fiscal 1999 that, net of cash acquired, affected cash flow. Notable among these acquisitions was the purchase of Cardkey in December 1998, which is being integrated with the Controls Group's systems and services business. In addition, the Company acquired a controlling management interest in TBK in November 1998 to expand its integrated facilities management business in the Japanese nonresidential buildings market.

Capitalization

The Company's total capitalization at March 31, 1999 of $4.1 billion included short-term debt of $600 million, long-term debt (including the current portion) of $1.4 billion and shareholders' equity of $2.1 billion. Total capitalization at September 30, 1998 and March 31, 1998 was $4.3 billion and $3.3 billion, respectively. Total debt as a percentage of total capitalization of 48% at March 31, 1999 was slightly higher than the 46% level one year ago but significantly lower than the 55% level at fiscal year-end. The year-over-year increase is due to the issuance of commercial paper to finance the Becker Group acquisition. The decline in the debt-to-capitalization ratio from fiscal year-end reflects the Company's use of the proceeds from the divestitures of the Industrial Battery Division and the Becker Group businesses previously classified as held for sale, as well as the result of strong management of working capital.

In January 1999, the Company borrowed a total of 258 million euro from five banks to refinance on a long-term basis a portion of its commercial paper associated with the Becker Group acquisition. The euro-denominated loans, equivalent to $282 million at the respective loan inception dates, generally mature in five years. Interest, based on the floating Euribor rate, is due at periodic intervals ranging from one to six months. At the Company's option, the loans may be converted from floating to fixed rates of interest at any interest payment date.

The Company believes its capital resources and liquidity position at March 31, 1999 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1999 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

Restructuring Activities

As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. During the first half of fiscal 1999, approximately $1 million of employee severance and termination costs associated with the consolidation of domestic operations was incurred. In addition, reserves of approximately $7 million were reversed during the second quarter of fiscal 1999, with a corresponding reduction to goodwill and prepaid taxes. Accordingly, the reserve balance at March 31, 1999 totaled approximately $40 million.

BACKLOG

The Company's backlog relates to the Controls Group's systems and services business, which derives a significant portion of its revenues from long-term contracts that are accounted for using the percentage-of-completion method. The unearned backlog of commercial building systems and services contracts (excluding integrated facilities management) to be executed within the next year at March 31, 1999 was $1.0 billion, compared with $836 million at September 30, 1998 and $838 million at March 31, 1998. The increase from fiscal year-end and the prior year is associated with the consolidation of YJC and increased new orders in the new and existing buildings markets worldwide.

FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See footnote 11 to the consolidated financial statements for a description of this statement.

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

Many of the Company's systems are currently Year 2000 ready. The balance of the systems are currently being modified or replaced, with all significant systems targeted for Year 2000 readiness status by September 30, 1999. In most instances, older software has been replaced, or is in the process of being replaced, with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. Replacing these systems results in a significant upgrade in systems and capabilities, as well as providing the ability to properly interpret Year 2000 data. Although the timing of the system replacements is influenced by the Year 2000, in most instances these systems would have been replaced in the normal course of business. The Company has spent approximately $35 million during the last two and one-half years to upgrade and replace its systems to ensure Year 2000 readiness. The Company estimates it will incur additional costs of approximately $13 to $18 million to upgrade and replace its systems, the majority of which will be incurred in the current fiscal year.

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

Euro Conversion

On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the "euro." In the first phase, the permanent rates of exchange between the members' national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU and its action plans are being implemented to address the euro's impact on information systems, currency exchange rate risk and commercial contracts. Costs of the euro conversion to date have not been material and management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended March 31, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 1998.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no significant changes in status since the last Report.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

Reference is made to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 27, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)        Exhibits

         12 Statement regarding the computation of the ratio of earnings to fixed charges.

         27      Financial Data Schedule (electronic filing only).

      (b) There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JOHNSON CONTROLS, INC.




Date:  May 14, 1999                          By: Stephen A. Roell
                                                 Senior Vice President and
                                                 Chief Financial Officer