Form 10-Q
period 1999-06-30
JOHNSON CONTROLS INC
filed 1999-08-13
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -----------

Commission File Number 1-5097

                             JOHNSON CONTROLS, INC.
             (Exact name of registrant as specified in its charter)


         Wisconsin                                       39-0380010
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

Yes  X      No
   -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at June 30, 1999
            -----                               ----------------------------
Common Stock $.16 2/3 Par Value                         85,324,777

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                  JUNE 30, 1999


                                  REPORT INDEX

                                                                                       Page No.
                                                                                       --------
     PART I - FINANCIAL INFORMATION:
 Consolidated Statement of Financial Position at June 30, 1999,
   September 30, 1998 and June 30, 1998 ...............................................    3

 Consolidated Statement of Income for the Three- and Nine-Month
   Periods Ended June 30, 1999 and 1998 ...............................................    4

 Consolidated Statement of Cash Flows for the Nine-Month Periods
   Ended June 30, 1999 and 1998 .......................................................    5

 Notes to Consolidated Financial Statements ...........................................    6

 Management's Discussion and Analysis of Financial Condition
   and Results of Operations ..........................................................    9

 Quantitative and Qualitative Disclosures About Market Risk ...........................   17


PART II - OTHER INFORMATION:

 Item 1. Legal Proceedings ............................................................   17

 Item 4. Results of Votes of Security Holders .........................................   17

 Item 6. Exhibits and Reports on Form 8-K .............................................   17


SIGNATURES ............................................................................   18

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (in millions)


                                                            June 30,          September 30,           June 30,
                                                             1999                 1998                  1998
                                                          ----------         --------------         ----------
                                                          (unaudited)                               (unaudited)
ASSETS
Cash and cash equivalents                                 $    248.6           $    134.0           $    139.1
Accounts receivable - net                                    2,122.3              1,821.1              1,653.2
Costs and earnings in excess of billings
  on uncompleted contracts                                     182.6                191.7                181.7
Inventories                                                    474.2                428.2                389.0
Net assets held for sale                                          --                231.9                   --
Other current assets                                           619.8                597.3                445.8
                                                          ----------           ----------           ----------
    Current assets                                           3,647.5              3,404.2              2,808.8

Property, plant and equipment - net                          1,929.2              1,882.9              1,596.7
Goodwill - net                                               2,086.2              2,084.5              1,532.6
Investments in partially-owned affiliates                      212.2                166.2                172.4
Other noncurrent assets                                        425.5                404.3                275.0
                                                          ----------           ----------           ----------
    Total assets                                          $  8,300.6           $  7,942.1           $  6,385.5
                                                          ==========           ==========           ==========


LIABILITIES AND EQUITY
Short-term debt                                           $    432.1           $  1,289.5           $    425.6
Current portion of long-term debt                               89.9                 39.4                 27.3
Accounts payable                                             1,945.7              1,625.2              1,480.5
Accrued compensation and benefits                              415.7                376.1                339.9
Accrued income taxes                                           119.7                119.6                 48.9
Billings in excess of costs and earnings
  on uncompleted contracts                                     167.3                127.5                129.9
Other current liabilities                                      889.8                711.1                533.4
                                                          ----------           ----------           ----------
    Current liabilities                                      4,060.2              4,288.4              2,985.5

Long-term debt                                               1,293.9                997.5                963.3
Postretirement health and other benefits                       161.9                166.7                167.6
Other noncurrent liabilities                                   574.2                548.1                423.0
Shareholders' equity                                         2,210.4              1,941.4              1,846.1
                                                          ----------           ----------           ----------
    Total liabilities and equity                          $  8,300.6           $  7,942.1           $  6,385.5
                                                          ==========           ==========           ==========


     The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (in millions, except per share data; unaudited)



                                                               Three Months Ended June 30,            Nine Months Ended June 30,
                                                           ----------------------------------      -------------------------------
                                                                 1999               1998                 1999              1998
                                                           -----------------   --------------       --------------    -------------
   Net sales                                               $    4,191.0        $      3,189.5       $     11,944.4    $     9,253.1
   Cost of sales                                                3,574.9               2,719.1             10,271.9          7,932.2
                                                           ------------        --------------       --------------    -------------
      Gross profit                                                616.1                 470.4              1,672.5          1,320.9

   Selling, general and administrative expenses                   377.2                 289.3              1,090.7            864.7
                                                           ------------        --------------       --------------    -------------
      Operating income                                            238.9                 181.1                581.8            456.2

   Interest income                                                  4.1                   4.3                 12.0              9.1
   Interest expense                                               (33.9)                (33.5)              (116.3)           (92.5)
   Gain on sale of businesses                                         -                     -                 54.6                -
   Miscellaneous - net                                             (3.5)                  0.9                 (2.2)             1.7
                                                           ------------        --------------       --------------    -------------
      Other income (expense)                                      (33.3)                (28.3)               (51.9)           (81.7)
                                                           ------------        --------------       --------------    -------------

   Income before income taxes and minority interests              205.6                 152.8                529.9            374.5
   Provision for income taxes                                      83.2                  63.4                214.6            155.4
   Minority interests in net earnings of subsidiaries              11.3                   5.5                 26.2             17.4
                                                           ------------        --------------       --------------    -------------

   Net income                                              $      111.1        $         83.9       $        289.1    $       201.7
                                                           ============        ==============       ==============    =============

   Earnings available for common shareholders              $      108.6        $         81.5       $        281.9    $       194.6
                                                           ============        ==============       ==============    =============

   Earnings per share
      Basic                                                $       1.27        $         0.97       $         3.31    $        2.31
                                                           ============        ==============       ==============    =============
      Diluted                                              $       1.19        $         0.90       $         3.10    $        2.16
                                                           ============        ==============       ==============    =============




    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions; unaudited)


                                                                                                        Nine Months
                                                                                                       Ended June 30,
                                                                                              --------------------------------
                                                                                                  1999               1998
                                                                                              -------------     --------------
OPERATING ACTIVITIES
Net Income                                                                                    $      289.1       $      201.7
Adjustments to reconcile net income to cash provided by operating activities
      Depreciation                                                                                   272.7              228.6
      Amortization of intangibles                                                                     59.1               50.4
      Equity in earnings of partially-owned affiliates, net of dividends received                     15.1               (3.2)
      Deferred income taxes                                                                          (12.9)              (1.2)
      Gain on sale of businesses                                                                     (54.6)                 -
      Other                                                                                           12.8               (1.3)
      Changes in working capital, excluding acquisition and divestiture of businesses
         Receivables                                                                                (156.3)            (146.8)
         Inventories                                                                                 (48.4)             (13.0)
         Other current assets                                                                          5.7              (84.8)
         Accounts payable and accrued liabilities                                                    457.5              219.2
         Accrued income taxes                                                                        (21.3)             (30.3)
         Billings in excess of costs and earnings on uncompleted contracts                            38.0               23.0
                                                                                              ------------       ------------
            Cash provided by operating activities                                                    856.5              442.3
                                                                                              ------------       ------------

INVESTING ACTIVITIES
Capital expenditures                                                                                (329.6)            (303.3)
Sale of property, plant and equipment - net                                                           31.8               13.5
Acquisition of businesses, net of cash acquired                                                     (139.2)              (6.7)
Divestiture of businesses                                                                            315.1                  -
Additions of long-term investments                                                                   (17.8)             (23.9)
                                                                                              ------------       ------------
             Cash used by investing activities                                                      (139.7)            (320.4)
                                                                                              ------------       ------------

FINANCING ACTIVITIES
Decrease in short-term debt - net                                                                   (863.2)            (122.8)
Issuance of long-term debt                                                                           346.0              183.9
Repayment of long-term debt                                                                          (26.9)             (96.3)
Payment of cash dividends                                                                            (72.0)             (66.6)
Other                                                                                                 13.9                7.2
                                                                                              ------------       ------------
              Cash used by financing activities                                                     (602.2)             (94.6)
                                                                                              ------------       ------------

Increase in cash and cash equivalents                                                         $      114.6       $       27.3
                                                                                              ============       ============



    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1998. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the Company's 1999 fiscal year because of seasonal and other factors. Certain amounts in the Consolidated Statement of Cash Flows have been reclassified to conform to the current year's presentation.

2.    ACQUISITION OF BUSINESS

      Effective July 1, 1998, the Company completed the acquisition of Becker Group for approximately $548 million, plus the assumption of approximately $372 million of debt. Becker Group, based in Michigan and Germany, is a major supplier of automotive interior systems. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximated $500 million at the date of acquisition, was recorded as goodwill.

      As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. During the first nine months of fiscal 1999, approximately $8 million of employee severance and termination costs associated with the consolidation of European and domestic operations was incurred, and approximately 125 employees separated from the Company. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at June 30, 1999 totaled approximately $31 million. The restructuring activities are expected to be completed by the end of fiscal 2000.

      Certain businesses acquired in the Becker Group purchase were classified as net assets held for sale in the Consolidated Statement of Financial Position. At the date of acquisition, the Company identified three businesses of Becker Group that were outside of the Company's core operations and, as such, would be sold. The net assets of the businesses were valued at fair value less estimated costs to sell, including cash flows during the holding period. The Company completed the sale of these businesses for approximately $212 million during the first nine months of fiscal 1999. The operating results of these businesses, which were not material for the period, were excluded from consolidated operating results and no gain or loss was recorded upon their sale.

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

      Income taxes paid during the nine months ended June 30, 1999 and 1998 (net of income tax refunds) totaled approximately $193 million and $181 million, respectively. Total interest paid was $114 million and $101 million for the nine months ended June 30, 1999 and 1998, respectively. The increase was principally due to financing costs associated with the acquisition of Becker Group.

5.    INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Inventories were comprised of the following:

                                                                      June 30,
                                                              -------------------------
                                                                  1999           1998
                                                              ----------     ----------
        (in millions)
        Raw materials and supplies                               $245.4         $187.7
        Work-in-process                                            85.1           92.9
        Finished goods                                            179.5          147.1
                                                                 ------         ------
          FIFO inventories                                        510.0          427.7
        LIFO reserve                                              (35.8)         (38.7)
                                                                 ------         ------
          LIFO inventories                                       $474.2         $389.0
                                                                 ======         ======



6.    INCOME TAXES

      The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year.

7.    COMPREHENSIVE INCOME

      Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes new standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, such as foreign currency translation adjustments. Comprehensive income for the three months ended June 30, 1999 and 1998 was $92 million and $87 million, respectively. Comprehensive income for the nine months ended June 30, 1999 and 1998 was $309 million and $196 million, respectively. The differences between comprehensive income and net income for all periods reported represent foreign currency translation adjustments.


8.    EARNINGS PER SHARE

      The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three- and nine-month periods ended June 30, 1999 and 1998:

                                                                Three Months            Nine Months
                                                               Ended June 30,          Ended June 30,
                                                            -------------------     --------------------
                                                               1999      1998          1999       1998
        (in millions)                                       ---------- --------     ---------- ---------
        Income Available to Common Shareholders
        Net Income                                          $   111.1  $    83.9    $   289.1  $   201.7
          Preferred stock dividends, net of tax benefit          (2.5)      (2.4)        (7.2)      (7.1)
                                                            ---------  ---------    ---------  ---------

        Basic income available to common shareholders       $   108.6  $    81.5    $   281.9  $   194.6
                                                            =========  =========    =========  =========

        Net Income                                          $   111.1  $    83.9    $   289.1  $   201.7

        Effect of Dilutive Securities:
          Compensation expense, net of tax, arising from
          assumed conversion of preferred stock                  (1.2)      (1.3)        (3.6)      (3.9)
                                                            ---------  ---------    ---------  ---------

        Diluted income available to common shareholders     $   109.9  $    82.6    $   285.5  $   197.8
                                                            =========  =========    =========  =========

        Weighted Average Shares Outstanding

        Basic weighted average shares outstanding                85.3       84.7         85.1       84.4

        Effect of Dilutive Securities:
          Stock options                                           1.8        1.9          1.7        1.7
          Convertible preferred stock                             5.3        5.5          5.3        5.5
                                                            ---------  ---------    ---------  ---------

        Diluted weighted average shares outstanding              92.4       92.1         92.1       91.6
                                                            =========  =========    =========  =========


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


10.   FUTURE ACCOUNTING CHANGES

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires all derivative instruments to be recorded in the statement of financial position at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. In June 1999, the statement's effective date was delayed by one year, and it will be effective October 1, 2000 for the Company. The effect of adoption of this statement on the Company's earnings or statement of financial position has not yet been determined.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Consolidated net sales grew by 31% in the third quarter of fiscal 1999, increasing to $4.2 billion from the prior year's sales of $3.2 billion.

Automotive Systems Group sales of $3.2 billion for the quarter were 34% higher than the prior year's $2.4 billion. Automotive seating and interior systems sales were significantly higher, reflecting strong demand in North America and Europe, with sales in both markets aided by robust vehicle production levels. Seating and interior systems sales in North America grew substantially, with volume increasing at a faster rate than the North American vehicle production level due to the Company's programs with top-selling vehicles. Sales of seating systems in Europe increased due to new and recently redesigned programs and the success of vehicles for which the Company has existing supply contracts. Sales growth in Europe also resulted from the addition of Becker Group, the interior systems supplier acquired in July 1998. South American seating sales, which represent less than 2% of total segment sales, declined as a result of the depressed economic condition in that region. Sales of automotive batteries increased, reflecting a record level of batteries shipped to aftermarket customers.

Controls Group sales totaled $1.0 billion, up 23% from the prior period's $819 million. Integrated facilities management sales increased worldwide, as the business continues to add significant new accounts and expand existing contracts with major customers. Sales of control systems and services increased, with growth occurring primarily in the existing buildings market in North America. Controls Group results also benefited from the segment's expanded position in the Japanese non-residential buildings market. This includes the current year consolidation of Yokogawa Johnson Controls (YJC) Corporation, a Japanese control systems and services affiliate that is now majority-owned. In addition, the Controls Group acquired a controlling management interest in Tokyo Biso Kogyo (TBK), a leading Japanese facilities management provider. Orders for control systems in the quarter exceeded the prior year period, stemming from the addition of YJC, as well as from organic growth in the Americas.

Third quarter consolidated operating income reached $239 million, 32% higher than the prior year's $181 million. Both of the Company's segments achieved significant operating income growth in the period.

Automotive Systems Group operating income increased from the prior year period, at a rate in line with sales. Increased seating and interior systems volume in North America was a major factor in the increase. Higher seating and interior systems sales in Europe, aided by the addition of Becker Group, also contributed to the segment's increased operating income. Operating losses from the segment's seating operations in South America were slightly higher than the prior year period. The segment's year-over-year increase in operating income was modified by the absence of income associated with the divestiture of the Plastics Machinery and Industrial Battery divisions, in September 1998 and March 1999, respectively.

Third quarter operating income for the Controls Group exceeded the prior year period, rising at a slightly higher rate than sales. Integrated facilities management operating income was higher, reflecting the volume increases noted previously. Higher control systems and services volume and improved productivity also contributed to the segment's increase. The business' productivity gains were associated with continued cost control efforts and improved contract execution.

Net interest expense for the current year quarter was approximately equal to the prior year amount. Interest expense, which had increased as a result of the financing associated with the Becker Group acquisition in July 1998, has steadily declined during the current fiscal year. The declining level of expense reflects the Company's use of the proceeds from the divestitures of the Industrial Battery Division and certain non-core Becker Group businesses (see "Capital Expenditures and Other Investments"), and its strong operating cash flow, to reduce debt, as well as lower borrowing rates.

Miscellaneous expense (net) increased approximately $4 million due, in part, to reduced equity income. The reduced year-over-year equity earnings were primarily attributable to start-up expenses associated with a new automotive joint venture and consolidation of a Mexican automotive seating affiliate.

The effective income tax rate was 40.5% for the three-month period ended June 30, 1999 compared to 41.5% for the comparable quarter last year. The effective rate declined due to improved performance by certain of the Company's European operations and the related use of tax loss carryforwards, partially offset by losses of start-up operations in emerging markets.

Minority interests in net earnings of subsidiaries were $11 million in the current quarter, compared to approximately $6 million in the prior year period. The increase is primarily attributable to higher earnings from the Company's North American automotive seating subsidiaries.

The Company's third quarter net income of $111 million was 32% higher than the prior year's quarter. The current period's growth chiefly reflects increased operating income. On a diluted basis, earnings per share for the current quarter increased to $1.19, compared to $.90 in the prior year.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Consolidated net sales increased to $11.9 billion for the nine months ended June 30, 1999, up 29% from the prior year's $9.3 billion.

Automotive Systems Group sales for the first nine months of fiscal 1999 reached $9.0 billion, a 31% increase from prior year sales of $6.9 billion. Sales growth was primarily attributable to higher seating and interior systems volume in Europe and North America. Sales in Europe rose sharply compared to the prior year period, reflecting new programs, increased production levels and the addition of Becker Group. Seating and interior systems sales in North America also rose, with volume increasing at a faster rate than the North American vehicle production level due to the Company's programs with top-selling vehicles. Seating sales in South America were lower than the prior year period due to the region's continued economic difficulties. Sales of automotive batteries increased, with a record level of batteries shipped to aftermarket customers.

Controls Group sales of $2.9 billion for the period ended June 30, 1999 increased 22% from the prior period's $2.4 billion. Integrated facilities management sales were higher worldwide, resulting from the addition of significant new accounts and the expansion of existing contracts with major customers. Sales of control systems and services increased, keyed by growth in the North American existing buildings market and in Europe. Controls Group results also benefited from the segment's expanded presence in Japan, including the current year consolidation of YJC and the acquisition of a controlling management interest in TBK, as previously described. Current year control systems orders exceeded the prior year, due principally to the addition of YJC and organic growth in the Americas and Europe.

Strong overall sales growth is expected to continue during the final quarter of the fiscal year. Automotive Systems Group sales are expected to increase by over 25% for the full year. Contracts to supply seating and interior systems for top-selling new vehicles, the addition of Becker Group and continued growth in automotive battery sales are expected to propel the segment's growth. Management anticipates Controls Group sales will rise 15% to 20%. Growth in integrated facilities management in the North American and European commercial markets, higher domestic systems and services sales to the existing buildings market and an expanded presence in the Japanese non-residential buildings market are expected to be the primary sources of the increased sales.

Consolidated operating income of $582 million for the first nine months of fiscal 1999 represents a 28% increase over the prior year's $456 million. The Automotive Systems and Controls Groups each attained double-digit growth during this period.

Automotive Systems Group operating income increased from the prior year period, reflecting the higher sales volume of seating and interior systems in Europe and North America and the addition of Becker Group. Operating income growth was slightly lower than segment sales growth due to the current year's higher proportion of lower-margin European sales and participation in newer seating platforms. Operating losses in South America associated with the segment's seating operations were slightly higher than the prior year period. The Company currently expects losses in South America for the entire year to slightly exceed last year's level, due to the depressed economic condition in that market and the associated decline in vehicle production levels. The segment's year-over-year increase in operating income was modified by the absence of income associated with the divestiture of the Plastics Machinery and Industrial Battery divisions, in September 1998 and March 1999, respectively.

Controls Group operating income for the first nine months of fiscal 1999 exceeded the prior year period. Integrated facilities management operating income increased, reflecting the sales growth noted previously. Higher volumes and improved productivity associated with the segment's domestic control systems and services business, as well as the consolidation of YJC, also contributed to the Controls Group's overall increase.

Net interest expense was $21 million higher than the prior year due primarily to the financing associated with the Becker Group acquisition.

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

Miscellaneous expense (net) increased approximately $4 million due, in part, to reduced equity income. The reduced year-over-year equity earnings were primarily attributable to start-up expenses associated with a new automotive joint venture and consolidation of a Mexican automotive seating affiliate.

The effective income tax rate was 40.5% for the nine-month period ended June 30, 1999 compared to 41.5% for the comparable period last year. The effective rate declined due to improved performance by certain of the Company's European operations and the related use of tax loss carryforwards, partially offset by losses of start-up operations in emerging markets.

Minority interests in net earnings of subsidiaries of $26 million was approximately $9 million higher than the prior year period. The increase is primarily attributable to higher earnings from the Company's Automotive Systems Group subsidiaries.

The Company's net income for the first nine months of fiscal 1999 increased to $289 million, or $3.10 per diluted share. Net income before the $32 million after-tax gain on sale of businesses was $257 million, an increase of 27% from the prior period's $202 million. The current period's growth is attributable to increased operating income, partially offset by higher interest expense. On a diluted basis, earnings per share for the current year-to-date (before the gain on sale of businesses of $.35 per diluted share, after-tax) rose to $2.75, up from $2.16 in the prior year.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

Working capital was a negative $413 million at June 30, 1999, compared to a negative $884 million and a negative $177 million at September 30, 1998 and June 30, 1998, respectively. The level of working capital has increased during the first nine months of fiscal 1999, reflecting the Company's use of the proceeds from divestitures and a euro-denominated refinancing (see "Capitalization") to reduce short-term debt.

Cash provided by operating activities increased to $857 million for the first nine months of the year, compared to $442 million generated in the prior year period. The current period's higher income and effective management of working capital, adjusted for the net gain on sale of businesses and other non-cash items, combined to increase cash provided by operations.

Capital Expenditures and Other Investments

Capital expenditures for property, plant and equipment were approximately $330 million for the first nine months of fiscal 1999, 9% higher than the $303 million incurred in the prior year period. Management anticipates capital spending for the full year will be approximately $475 to $500 million. The majority of the spending has been, and will continue to be, associated with automotive seating and interior systems expansion. Controls Group spending will be focused on information and building systems technology and the construction of a controls technology center.

Certain businesses acquired in the Becker Group purchase were classified as net assets held for sale in the Consolidated Statement of Financial Position. At the date of acquisition, the Company identified three businesses of Becker Group that were outside of the Company's core operations and, as such, would be sold. The net assets of the businesses were valued at fair value less estimated costs to sell, including cash flows during the holding period. The Company completed the sale of these businesses for approximately $212 million during the first nine months of fiscal 1999. The operating results of these businesses, which were not material for the period, were excluded from consolidated operating results and no gain or loss was recorded upon their sale.

Goodwill of $2.1 billion at June 30, 1999 was $554 million higher than the prior year balance. The increase is primarily attributable to the acquisition of Becker Group in July 1998.

Investments in partially-owned affiliates of $212 million increased by $46 million compared to the balance at fiscal year-end. The increase is primarily associated with two joint ventures formed during the first quarter of fiscal 1999 to manufacture automotive batteries in Mexico and South America. The increase was partially offset by the sale of two Automotive Systems Group affiliates and the consolidation of YJC.

As previously noted, the Company completed several business acquisitions during fiscal 1999 that, net of cash acquired, affected cash flow. In addition to YJC and TBK, another notable acquisition was the December 1998 purchase of Cardkey Systems, an electronic access control and security management system provider that is being integrated with the Controls Group's systems and services business.

Capitalization

The Company's total capitalization at June 30, 1999, September 30, 1998 and June 30, 1998 was $4.0 billion, $4.3 billion and $3.3 billion, respectively. Total capitalization at June 30, 1999 was comprised of short-term debt of $432 million, long-term debt (including the current portion) of $1.4 billion and shareholders' equity of $2.2 billion. Total debt as a percentage of total capitalization of 45% at June 30, 1999 was slightly higher than the 43% level one year ago but significantly lower than the 55% level at fiscal year-end. The decline in the debt-to-capitalization ratio from fiscal year-end reflects the repayment of debt incurred to finance the Becker Group acquisition. The Company used the proceeds from the divestitures of the Industrial Battery Division and the Becker Group businesses previously classified as held for sale, and strong cash flow from operations, to reduce debt.

In January 1999, the Company borrowed a total of 258 million euro from five banks to refinance on a long-term basis a portion of its commercial paper associated with the Becker Group acquisition. The euro-denominated loans, equivalent to $282 million at the respective loan inception dates, generally mature in five years. Interest, based on the floating Euribor rate, is due at periodic intervals ranging from one to six months. At the Company's option, the loans may be converted from floating to fixed rates of interest at any interest payment date. During the third quarter of fiscal 1999, two of the loans were converted to fixed rates of interest.

The Company believes its capital resources and liquidity position at June 30, 1999 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 1999 will continue to be funded from operations, supplemented by short-term borrowings, if required, to meet peak seasonal needs.

Restructuring Activities

As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. During the first nine months of fiscal 1999, approximately $8 million of employee severance and termination costs associated with the consolidation of European and domestic operations was incurred, and approximately 125 employees separated from the Company. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at June 30, 1999 totaled approximately $31 million. The restructuring activities are expected to be completed by the end of fiscal 2000.

BACKLOG

The Company's backlog relates to the Controls Group's systems and services business, which derives a significant portion of its revenues from long-term contracts that are accounted for using the percentage-of-completion method. The unearned backlog of commercial building systems and services contracts (excluding integrated facilities management) to be executed within the next year at June 30, 1999 was $1.1 billion, compared with $836 million at September 30, 1998 and $835 million at June 30, 1998. The increase from fiscal year-end and the prior year is associated with the consolidation of YJC and increased new orders in the new and existing buildings markets worldwide.

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

The majority of the Company's systems are currently Year 2000 ready. The remaining systems are currently being modified or replaced, with all significant systems targeted for Year 2000 readiness status by September 30, 1999. In most instances, older software has been replaced, or is in the process of being replaced, with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. Replacing these systems results in a significant upgrade in systems and capabilities, as well as providing the ability to properly interpret Year 2000 data. Although the timing of the system replacements is influenced by the Year 2000, in most instances these systems would have been replaced in the normal course of business. The Company estimates the total costs of upgrading and replacing its systems to ensure Year 2000 readiness will total approximately $55 million, with approximately $5 million of this amount yet to be incurred.

Contingency plans specific to each of the Company's businesses are currently being developed, and may include activities such as dual source contracts, development of back-up systems or manual processes, inventory accumulation and other potential actions necessary to minimize the risk of business disruption. The plans will continue to be refined as systems are implemented and tested, with all plans expected to be finalized by September 30, 1999.

Management believes it continues to appropriately reduce the risks of not being Year 2000 ready through the identification and remediation process described above. The Company's three largest customers, which account for a significant portion of consolidated sales, have assessed the Company' internal systems as having a "low" risk of not being Year 2000 ready.

Management does not anticipate any material business disruptions due to the Year 2000 that would be associated with its own systems, products or services and believes the most significant risks are external to its operations. The Company's greatest exposure is the potential failure of some of its suppliers, including utility suppliers, to be ready. This could cause a temporary interruption of materials or services that the Company needs to make its products, which could result in delayed shipments to customers and lost sales and profits. The Company is currently working with its customers and suppliers to evaluate Year 2000 readiness, identify material risks and develop solutions so that all critical processes needed to conduct its business are Year 2000 ready. On-site audits of key suppliers are currently being performed to independently verify Year 2000 readiness. Exposure to these external risks is partially mitigated by the size and sophistication of the Company's primary customers, as well as by the diversity of its products, suppliers and geographic locations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 1999, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 1998.


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

    (b) There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JOHNSON CONTROLS, INC.




Date: August 13, 1999                     By: Stephen A. Roell
                                              Senior Vice President and
                                              Chief Financial Officer