Form 10-K405
period 1999-10-30
JOHNSON CONTROLS INC
filed 1999-12-17
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☐
SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File No. 1-5097

JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State of Incorporation) 5757 N. Green Bay Avenue P.O. Box 591 Milwaukee, Wisconsin (Address of principal executive offices)	39-0380010 (I.R.S. Employer Identification No.) 53201 (Zip Code)

Registrant’s telephone number, including area code: (414) 228-1200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.16 [2] /3 par value	New York Stock Exchange
Rights to Purchase Common Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No ☐

Title of Each Class	Aggregate Market Value of Nonaffiliates’ Shares as of November 18, 1999	Number of Shares Outstanding at November 18, 1999
Common Stock $.16 [2] /3 par value	$4,953,446,268	85,404,246
Series D Convertible Preferred Stock, $1.00 par value, $512,000 liquidation value	$ 302,824,264	261.055

DOCUMENTS INCORPORATED BY REFERENCE

          Parts I, II and IV incorporate by reference portions of the Annual Report to Shareholders for the year ended September 30, 1999.

          Parts III incorporates by reference portions of the Proxy Statement dated December 3, 1999.

JOHNSON CONTROLS, INC.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Johnson Controls, Inc. (the Company) has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company's Form 8-K filing (dated October 11, 1999) could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

PART I

ITEM 1         BUSINESS

General Development of Business

Johnson Controls, Inc. is a Wisconsin corporation organized in 1885. Its principal office is located at 5757 North Green Bay Avenue, Milwaukee, Wisconsin 53201-0591. From 1885 through 1978, the Company's operations were predominantly in the controls business. Since 1978, the Company's operations have been diversified through acquisitions and internal growth. It currently conducts business in two operating segments, controls ("Controls Group") and automotive ( "Automotive Systems Group").

The Controls Group installs and services facility control systems and provides broad-based management services for the non-residential buildings market. The Controls Group has installed tens of thousands of control systems in buildings around the world. Its control systems automate building mechanical systems to maintain optimal comfort levels; improve energy efficiency; monitor fire, safety and security systems; and operate lights and other building systems. The segment also provides integrated facility management services to both the commercial buildings and government facilities markets worldwide. The Controls Group is a market leader in providing integrated facility management services, with more than 1.2 billion square feet of facilities under management.

Through a number of strategic acquisitions over the last two decades, the Company's operations have broadened to include the manufacture of automotive seating and interior systems and automotive batteries, which comprise the Automotive Systems Group. The segment is a global leader in supplying automotive seating and interior systems; providing seating systems, overhead systems, door systems, integrated electronics and instrument panels to virtually every major automaker. The Automotive Systems Group is also the largest automobile battery manufacturer in North and South America, supplying batteries to the replacement and original equipment markets.

Financial Information About Business Segments

Business segment financial information can be found within the 1999 Annual Report to Shareholders, which is incorporated herein by reference, on pages 41 through 42 (Note 16, "Segment Information," of the Notes to Consolidated Financial Statements).

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. The statement requires certain interim period disclosures beginning in fiscal 2000, with comparative fiscal 1999 data. The following presents sales and operating income by business segment for the year ended September 30, 1999:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Sales
Automotive Systems Group	$3,000.4	$2,859.4	$3,187.1	$3,028.2	$12,075.1
Controls Group	872.7	1,020.9	1,003.9	1,166.8	4,064.3

Total	$3,873.1	$3,880.3	$4,191.0	$4,195.0	$16,139.4

Operating Income
Automotive Systems Group	$153.2	$120.3	$199.2	$209.7	$682.4
Controls Group	30.0	39.4	39.7	63.4	172.5

Total	$183.2	$159.7	$238.9	$273.1	$854.9

Products and Services

Automotive Systems Group

The Automotive Systems Group designs and manufactures products for motorized vehicles. The segment produces complete automotive seating and interior systems for original equipment manufacturers and automotive batteries for the replacement and original equipment markets.

The segment designs and manufactures complete seating and interior systems for manufacturers of cars and light trucks (including vans and sport utility vehicles). Seating system products include seats, seating foam pads, mechanisms, metal frames and trim covers. Interior systems products include overhead systems, door systems, floor consoles and instrument panels, with a specialization of electronics integration into vehicle interiors. The Automotive Systems Group is among the top automotive suppliers worldwide, supplying interior systems for more than 22 million vehicles annually.

The Automotive Systems Group is the world's largest supplier of automotive seating systems and one of the world's largest global suppliers of automotive interior systems, subsystems and components. The segment manufactures and assembles seating and interior systems in 160 locations worldwide. In addition to its domestic operations, the Automotive Systems Group has seating and interior systems operations in 27 countries throughout the world.

The segment operates 74 assembly plants that supply automotive manufacturers with complete seats on a "just-in-time/in-sequence" basis. All foam and metal seating components, covers and seat mechanisms are shipped to these plants from the segment's production facilities or outside suppliers. The seats are then assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line.

The Company's seating and interior systems capabilities have grown significantly during the last several years. Seating systems operations have expanded principally through internal growth, while interior systems growth has been aided by strategic acquisitions (see "Acquisitions and Divestitures"), which provide platforms for growth in the next decade. Seating and interior systems sales comprised approximately 92% of total segment sales in fiscal 1999.

The Automotive Systems Group's production of automotive batteries generates the remaining portion of segment sales. The segment is the leading manufacturer of lead-acid automotive batteries for the replacement and original equipment markets in the Americas. Automotive batteries are sold primarily under private label to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. Batteries and plastic battery containers are manufactured at 11 plants in the United States and, via partially-owned affiliates, at plants in India, Mexico and South America. The segment's battery manufacturing, marketing and distribution capabilities in Mexico and South America grew substantially in fiscal 1999 with the formation of two joint ventures, which operate 10 manufacturing plants in those regions.

Controls Group

The Controls Group is a major worldwide supplier of control systems, services and products, providing energy management, temperature and ventilation control, security, and fire safety for non-residential buildings. The Controls Group engineers, manufactures, installs and services control systems. The segment employs sales engineers, application engineers and mechanics working out of branch offices located in approximately 300 principal cities throughout the world. The segment manufactures a broad line of electric and electronic products for sale to its own sales force and to original equipment manufacturers, wholesalers and distributors of air-conditioning, refrigeration, commercial and residential heating, water-pumping and gas-burning equipment. Control systems products are manufactured in eight domestic and eight foreign facilities.

The Controls Group is also a leading supplier of integrated facility management for commercial buildings and government facilities, with offices in over 35 countries worldwide. The integrated facility management business provides strategic facility management services and workplace consulting, including a wide range of on-site operations and maintenance support. Commercial facility management services are provided to businesses in industries using, for example, data centers and research labs, where facilities and workplace performance is essential to business success. Government facility management services are provided for military bases, research and testing laboratories and other government facilities.

Worldwide, approximately 40% of the Controls Group's sales are derived from the installation and service of control systems to the existing worldwide commercial building market, 15% from control system installations for newly constructed buildings, while the remaining 45% originates from integrated facility management.

Acquisitions and Divestitures

The Company has completed several key acquisitions during the past three years. In 1997, the Company acquired Prince Holding Corporation (Prince), a major supplier of automotive interior systems and components, including overhead systems and consoles, door panels and floor consoles. In 1998, the Company acquired Becker Group, Inc. (Becker Group), a leading supplier of automotive interior systems, including door systems and instrument panels. The integration of Prince and Becker Group provide a new platform for the Company's growth in the global interior systems market.

The Company has also divested of several non-core businesses during the past three years. In 1997, the Company divested its previous plastics operating segment by selling the Plastic Container Division. In 1998, the Company sold the Plastics Machinery Division and in 1999 sold the Industrial Battery Division.

Major Customers and Competition

As described previously, the Company is a major supplier to the automotive industry. Sales to its major customers, as a percentage of consolidated net sales, were as follows for the most recent three-year period:

Customer	1999	1998	1997

DaimlerChrysler AG	16%	13%	11%
Ford Motor Company	13%	16%	17%
General Motors Corporation	13%	13%	13%

Automotive Systems Group

Approximately 55% of segment sales over the last three years were to the three automobile manufacturers listed above. In fiscal 1999, approximately 68% of these sales were domestic, 25% were generated in Europe and 7% were attributable to other foreign markets. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the business is affected by general business conditions in this industry.

The Automotive Systems Group faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers which themselves produce or have the capability to produce many of the products supplied by the business. Competition is based on technology, quality and price. Design, engineering and product planning are increasingly important factors.

In the North American and European markets for seating systems, the segment's principal competitors include Lear Corporation, Faurecia, and Magna International, Inc. The market for interior systems is highly fragmented in both North America and Europe. Principal competitors include Lear Corporation, Delphi Automotive Systems Corporation, Visteon (a division of Ford Motor Company), Textron, Inc., Sommer Allibert Industrie and and Magna International, Inc.

Approximately 85% of the Automotive Systems Group's automotive battery sales in fiscal 1999 were to the automotive replacement market, with the remaining sales to the original equipment market. The segment is the principal supplier of automotive batteries to Interstate Battery System of America, AutoZone and Sears, and is a major supplier of automotive batteries to Wal-Mart. Each of these customers sell replacement batteries under their own brand labels. Original equipment and replacement batteries are sold to a number of large manufacturers of motor vehicles.

Automotive battery sales depend principally on quality, price, delivery, and service, including marketing support and technical advice. The segment primarily competes in the battery market with Exide Corporation, Delphi Automotive Systems Corporation and GNB Batteries (a subsidiary of Pacific Dunlop Limited).

Controls Group

The Controls Group conducts much of its control systems and services and integrated facility management operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in awarding contracts include product and service quality, price, reputation, design, application engineering capability and construction management expertise. The Controls Group's primary competitors in the control systems and services market are Honeywell International, Landis & Staefa (a division of Siemens AG) and Invensys plc. The integrated facility management services market is highly fragmented, with no other company being dominant.

Integrated facility management sales are largely dependent upon numerous individual contracts with commercial businesses worldwide and various departments and agencies of the U.S. Federal Government. The loss of any individual contract would not have a materially adverse effect on the Company.

Backlog

The Company's backlog relates to the Controls Group's control systems and services operations, which derive a significant portion of revenues from long-term contracts that are accounted for on the percentage-of-completion method. In accordance with customary industry practice, customers are progress billed on an estimated basis as work proceeds. At September 30, 1999, the unearned backlog of installed control systems contracts to be executed within the next fiscal year was $1,110 million, compared with the prior year's $836 million. The preceding data does not include amounts associated with unearned integrated facility management contracts because such contracts are typically multi-year service awards; the backlog amount outstanding at any given period is not necessarily indicative of the amount of revenue to be earned in the coming fiscal period.

Raw Materials

Raw materials used by the Automotive Systems Group in connection with its automotive seating, interiors and battery operations, including steel, urethane chemicals, lead, antimony, calcium, sulfuric acid and polypropylene, were readily available during the year and such availability is expected to continue. The Controls Group is not dependent upon any single source of supply for essential materials, parts or components.

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

The Company has numerous registered trademarks in the United States and in many foreign countries. The most important of these marks are "JOHNSON CONTROLS" (including a stylized version thereof), "JCI" and "JOHNSON." These marks are universally used in connection with certain of its product lines and services. The trademarks and servicemarks "ALLIANCE," "PENN, " "METASYS," "HOMELINK," "AUTOVISION" and "TRAVELNOTE" are used in connection with certain Company product lines and services. Original equipment and replacement automotive batteries are sold carrying customer-owned private labels and trademarks. The Company also markets automotive batteries under the licensed trademarks "EVEREADY" and "ENERGIZER."

Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company's claim to copyright protection under U.S. law and appropriate international treaties.

Environmental, Health and Safety Matters

The Company's domestic operations are governed by federal and state laws related to the protection of the environment (Environmental Laws) and by federal and state laws addressing workers' safety and health (Worker Safety Laws). These laws govern ongoing operations and require remediation of sites associated with past operations. Under certain conditions, they provide for civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance.

The Company has expended substantial resources, both financial and managerial, to comply with Environmental Laws and Worker Safety Laws and maintains procedures designed to foster and ensure compliance. Certain of the Company's businesses are and have been engaged in the handling or use of substances or compounds that may be considered toxic or hazardous within the meaning of the Environmental Laws and Worker Safety Laws. While this creates the risk of environmental liability rising out of the Company's operations and products, the Company is committed to protect the environment and comply with all such applicable laws utilizing available technology.

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

Environmental Capital Expenditures

The Company's ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in 1999 related solely to environmental compliance were not material. It is management's opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company's financial results or competitive position in any one year.

Employees

As of September 30, 1999, the Company employed approximately 95,000 employees, of whom approximately 68,300 were hourly and 26,700 were salaried.

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

The Controls Group's activities are executed on a relatively continuous basis, with no significant fluctuation in revenues during the year.

International Operations

The Automotive Systems Group has manufacturing facilities worldwide. The segment has wholly- and majority-owned automotive seating and interior systems manufacturing facilities located outside the United States, including plants in Argentina, Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, France, Germany, Hungary, Italy, Mexico, The Netherlands, Portugal, Slovakia, South Africa, Spain, Sweden and the United Kingdom. These facilities produce, depending on the location, complete seats, interior systems and related components. The segment also has partially-owned operations in the Asia/Pacific region, Europe and South America that manufacture complete seats, headliners and/or seating components. The segment also has partially-owned affiliates in India, Mexico and South America that produce automotive batteries. Licensing and joint venture arrangements are also in effect with certain foreign manufacturers of batteries and automotive parts.

Through a number of foreign subsidiaries and branches, the Controls Group operates fully-staffed sales offices, offering engineering, installation and service capabilities (the counterpart to the domestic controls operations), and, in many cases, integrated facility management services. Offices are located in Australia, Austria, Belgium, Brazil, Canada, China, CIS (Russia), the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, Norway, the Philippines, Poland, Portugal, Republic of Kazakhstan, Saudi Arabia, Singapore, Slovak Republic, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates and the United Kingdom. In addition, Controls Group products are marketed through distributors represented in approximately 40 countries. Products are manufactured in plants located in China, Germany, Italy, Mexico, The Netherlands and Switzerland, with the remainder of the product line supplied from the United States. The Controls Group also has joint venture operations in Argentina, China, Italy, Kuwait, Malaysia, Singapore and Thailand.

The financial results of all foreign operations are subject to currency exchange rate fluctuations. The Company selectively uses financial instruments to minimize its risk of loss from fluctuations in exchange rates. The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately intercompany transactions. Gains and losses from hedging instruments offset the gains or losses on the underlying assets, liabilities and investment positions being hedged. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes.

Financial Information About Geographic Areas

Note 16, "Segment Information," of the Notes to Consolidated Financial Statements on pages 41 through 42 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

Research and Development Expenditures

Expenditures for research activities relating to product development and improvement are charged against income as incurred. Such expenditures amounted to $346 million in 1999, $246 million in 1998 and $232 million in 1997. The majority of the current year's increase was attributable to research and development associated with the Company's automotive seating and interiors operations. In addition, the Company expended $170 million in 1999, $131 million in 1998 and $119 million in 1997 for research activities sponsored by customers.

ITEM 2         PROPERTIES

The Company has numerous wholly- and majority-owned manufacturing facilities located throughout the world. The Company considers its facilities to be suitable and adequate. The majority of the facilities are operating at normal levels based on capacity.

The principal manufacturing, administrative, and research and development facilities listed on the following pages by segment and location total approximately 30 million square feet of floor space and are owned by the Company except as noted. In addition, hundreds of Controls Group branch offices in major cities throughout the world are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.

Automotive Systems Group

Alabama	Cottondale	Oregon	Canby (Portland)
California	Fullerton	South Carolina	Oconee
	Livermore	Tennessee	Athens
	Modesto		Lewisburg
	Stockton (1)		Lexington
Delaware	New Castle		Linden
	Middletown		Murfreesboro (2)
Florida	Tampa		Pulaski (2)
Georgia	John's Creek (2)	Texas	El Paso (1)
Illinois	Geneva	Virginia	Chesapeake (1)
	Lawrenceville	Wisconsin	Hudson (1)
	Sycamore		Milwaukee
Indiana	Ossian
Kentucky	Bardstown	Argentina	Cordoba (1)
	Cadiz		Escobar
	Florence (1)		Rosario
	Georgetown (2)	Australia	Adelaide
	Glasgow		Melbourne
	Harrodsburg		Thomastown
	Leitchfield	Austria	Graz (1)
	Maysville		Mandling
	Nicholasville	Belgium	Anderlecht (1)
	Shelbyville (1)		Geel (2)
	Winchester (1)	Brazil	Curitiba
Louisiana	Shreveport (1)		Pouso Alegre
Maryland	Belcamp (2)		Santo Andre
Michigan	Ann Arbor		Sao Bernardo (1)
	Auburn Hills		Sao Jose
	Battle Creek		Sao Paulo (1)
	Holland	Canada	Milton (1)
	Lapeer		Orangeville
	Lincoln Park (1)		Saint Mary's
	Livonia (1)		Stratford
	Mt. Clemens (1)		Tillsonburg
	Plymouth (2)	Czech Republic	Ceska Lipa
	Southfield (1)		Mlada Boleslav
	Sterling Heights (1)		Roudnice (1)
	Taylor (1)		Straz Pod Ralskem
Missouri	Jefferson City	France	Conflans
	St. Joseph (1)		Creutzwald
New Jersey	Dayton (1)		Harnes
	Edison (1)		Schweighouse-sur-Moder
North Carolina	Winston-Salem		Strasbourg (2)
Ohio	Greenfield		Rosny-Sur-Seine (1)
Oberlin (1)
Strongsville (1)
	Toledo	(1) Leased
(2) Both owned and leased facilities

Automotive Systems Group		Automotive Systems Group

Germany	Boblingen (1)	United Kingdom	Birmingham (1)
	Bochum (1)		Chelmsford (1)
	Burscheid (2)		Dagenham (1)
	Ehningen (1)		Mansfield
	Espelkamp		Silloth
	Grefrath (2)		Speke (2)
	Lahnwerk		Staffordshire
	Luneberg (2)		Telford
	Mallersdorf		Warley (1)
	Neustadt		Warwickshire (1)
	Radesomweld (1)		Wednesbury
Rastatt (1)
	Schwalbach	Controls Group
Unterriexingen (2)
Waghausel
	Wuppertal (2)	California	Simi Valley (1)
	Zwickau	Florida	Cape Canaveral (2)
Hungary	Solymar (2)	Georgia	Atlanta
Japan	Yokahama (1)		Kennesaw
	Nagoya (1)	Indiana	Goshen
Italy	Caserta (1)	Ohio	Reynoldsburg
	Milan (1)	Oklahoma	Poteau
	Potenza (1)	Wisconsin	Milwaukee
	Salerno (2)		Watertown
	Torino (1)	Brazil	Rio de Janeiro (1)
Mexico	Cautitlan Izcalli (1)	Germany	Essen (1)
	Juarez	Italy	Lomagna
	Naucalpan (1)	Japan	Tokyo
	Puebla (1)	Mexico	Juarez
	Ramos Arizpe (1)		Reynosa
	Saltillo	The Netherlands	Leeuwarden
	Tlaxcala	Switzerland	Eschenbach
	Tlazala	United Kingdom	Bournemouth (1)
	Querataro (1)		Waterlooville (1)
The Netherlands	Sittard
Portugal	Nelas	Corporate
Portalegre
Slovakia	Bratislava (1)
South Africa	Port Elizabeth (1)	Wisconsin	Milwaukee
Pretoria (1)
Uitenhaige (1)
Spain	Alagon
Barcelona
Valencia
Valadolid
Sweden	Goteberg (1)
(1)Leased (2)Both owned and leased facilities

ITEM 3         LEGAL PROCEEDINGS

Environmental Litigation and Proceedings. As noted previously, the activities of the Company are subject to various environmental laws and worker safety laws. Liabilities potentially arise under these laws for any activities that are not in compliance with such laws and for the cleanup of sites where hazardous or toxic materials are present.

With respect to the cleanup of hazardous or toxic materials, the Company's activities have led to allegations that the Company is responsible for performing cleanups, or for the repayment of costs spent by governmental entities or others performing cleanups, at approximately 60 sites. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of company manufacturing facilities; and the remaining fall into miscellaneous categories. Furthermore, the Company may face similar claims of liability at additional sites in the future as a result of the Company's past or future operations.

Liability for investigation and remediation costs exists regardless of fault or legality at the time of disposal, and under certain circumstances may be joint and several, meaning that any one of the companies responsible for disposing materials at the site may be responsible for all of the cleanup expenses. Nevertheless, any responsible party that has paid more than its fair share of site costs may recover fair shares of its expenditures from other responsible parties. Thus, with respect to many of the sites for which the Company has potential liabilities, there are other parties who the Company believes will be required and have the ability to bear a significant share of site cleanup costs. At any given site, the liability and costs to be allocated among the parties depend on such factors as the number of parties, the willingness of governmental agencies to contribute public funds to the cleanup, the volume of material delivered to the site by each party, the nature of each party's materials, the costs of the site cleanup and the financial strength of the parties. Where the Company is alleged to be responsible for performing cleanup or for costs, it pursues a course of action intended to mitigate its potential liabilities.

The Company's policy is to accrue for potential environmental losses for cleanup consistent with generally accepted accounting principles. In that regard, the Company accrues for potential environmental losses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental related costs totaled $46 million at both September 30, 1999 and 1998. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company are undiscounted and do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at the site. It is difficult to estimate the Company's ultimate level of liability for the sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental remediation matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Typically, site remediation matters are addressed at the administrative agency level of the government. Occasionally, however, litigation is involved. The most significant of such matters where litigation has been commenced by the government or by private parties and remains pending against the Company is as follows:

  United States v. NL Industries, Inc., Case No. 91-CV-00578-WDS (United States District Court for the Southern District of Illinois), filed July 31, 1991. The EPA sought to enforce an administrative order issued on November 27, 1990 against Johnson Controls and other defendants requiring performance of a cleanup at a secondary smelter facility in Granite City, Illinois. The Company, the other defendants and the other parties to the 1990 order chose to not perform on the basis that the administrative record of decision underlying that order did not support the remedy the agency was requiring. The complaint alleged that the defendants should pay penalties (up to $25,000 per day and three times the cost of work the government performs) for failing to comply with the order. It also alleged that the Company should be responsible for past government expenditures. According to the agency, the total cost, both past and future, will probably exceed $64 million. The Company executed a consent decree settling this matter, but the court has not yet entered the decree. The reserves relating to environmental matters include an amount attributable to the cost of the work that the Company will perform in conjunction with other parties at the site, as well as payment to the federal government for the Company's share of past response costs and penalties.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

  James H. Keyes, 59, was elected Chairman of the Board in 1993 and Chief Executive Officer in 1988. He served as President from 1986 to 1998. Mr. Keyes joined the Company in 1966.
  John M. Barth, 53, was elected President and Chief Operating Officer in 1998. He was elected a member of the Board of Directors in 1997. Previously, Mr. Barth served as an Executive Vice President with responsibility for the Automotive Systems Group, since 1992. Mr. Barth joined the Company in 1969.
  Stephen A. Roell, 49, was elected Senior Vice President in 1998 and has served as Chief Financial Officer since 1991. He was a Vice President from 1991 to 1998, and earlier served as Corporate Controller and Treasurer. Mr. Roell joined the Company in 1982.

  Ben C.M. Bastianen, 55, was elected a Corporate Vice President in January 1999 and has served as Corporate Treasurer since 1991, when he joined the Company. Previously, he served as Treasurer of Borg-Warner Corporation.
  Dr. Steven J. Bomba, 62, was elected Vice President, Corporate Technology in 1990. From 1987 to 1990 he served as Vice President, Advanced Manufacturing Technologies, for Rockwell International.
  Susan F. Davis, 46, was elected Vice President, Human Resources in 1994. Previously, she served as Vice President of Organizational Development for the Automotive Systems Group and the former Plastics Technology Group. Ms. Davis joined the Company in 1983.
  Patrick J. Dennis, 48, was elected a Corporate Vice President in January 1999 and has served as Corporate Controller since 1998. He previously served as Controller for the Automotive Systems Group, since 1996. Mr. Dennis has held controller responsibilities for the Automotive Systems Group since joining the Company in 1983.
  Giovanni "John" Fiori, 56, was elected a Corporate Vice President in 1992 and serves as President of automotive operations in Europe, Africa and South America. Previously, he served as Vice President of automotive seating operations in Europe. Mr. Fiori joined the Company in 1987.
  Michael F. Johnston, 52, was elected a Corporate Vice President in 1993 and serves as President of automotive operations in North America and Asia-Pacific. Previously, he served as President of the Company's automotive interior systems and battery operations. Mr. Johnston joined the Company in 1989.
  John P. Kennedy, 56, was elected a Corporate Vice President in 1989 and has been Secretary since 1987 and General Counsel since 1984, when he joined the Company.
  William P. Killian, 64, was elected Vice President, Corporate Development and Strategy in 1988, and served as Vice President, Corporate Development, from 1985 to 1988. He joined the Company in 1977. Mr. Killian has announced his retirement, effective March 2000. He will be succeeded by Darlene Rose.
  Lou Kincaid, 52, was elected a Corporate Vice President in 1998. Since fiscal 1997, he has served as Vice President of Engineering and Design for the Automotive Systems Group. Mr. Kincaid previously served as Group Vice President of Technical Operations for Prince, prior to the Company's acquisition of Prince in October 1996.

  Robert Netolicka, 52, was elected a Corporate Vice President in 1997 and serves as President of integrated facility management for the Controls Group. Previously, he served as Vice President and General Manager of systems products for the Controls Group, since 1993, and has held Controls Group management positions in Australia, Europe, Hong Kong and America since joining the Company in 1974.

  Jerome D. Okarma, 47, was elected Assistant Secretary in 1990. He has served as Assistant General Counsel since joining the Company in 1989 and as Group Vice President and General Counsel of the Controls Group since 1993.
  Darlene Rose, 54, was elected Vice President, Corporate Planning and Strategy in November 1999. She served as Director of Corporate Benefits and Payroll since 1994, and has held management positions in audit, financial planning and information technology since 1980. Ms. Rose joined the Company in 1969.
  Rande S. Somma, 47, was elected a Corporate Vice President in 1998. He has served as President of Worldwide Marketing and Development for the Automotive Systems Group since 1997. Mr. Somma served in several senior management positions within the Automotive Systems Group since joining the Company in 1988.
  Brian J. Stark, 50, was elected a Corporate Vice President in 1995 and serves as President of control systems and services for the Controls Group. Since joining the Company in 1972, Mr. Stark has held a number of managerial positions within the Control Systems and Services field organization, including Branch and Regional Manager; Vice President, Field Operations; and Vice President and General Manager, World Wide Systems and Services.
  Subhash "Sam" Valanju, 56, was elected a Corporate Vice President in January 1999 and has served as Chief Information Officer since joining the Company in 1996. Previously, Mr. Valanju was Director of Information Systems for Rockwell Automotive.
  Keith E. Wandell, 50, was elected a Corporate Vice President in 1997 and serves as President of battery operations for the Automotive Systems Group. Previously, he served in a number of management positions, most recently as Vice President and General Manager of the Automotive Systems Group's Starting, Lighting and Ignition Division. Mr. Wandell joined the Company in 1988.
  Denise M. Zutz, 48, was elected Vice President, Corporate Communication in 1991. She previously served as Director of Corporate Communication and served in other communication positions since joining the Company in 1973.

There are no family relationships, as defined by the instructions to this item, between the above executive officers.

All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.

PART II

The information required by Part II, Items 5, 6, 7, 7A and 8, are incorporated herein by reference to the Company's 1999 Annual Report to Shareholders as follows:

ITEM 5	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS - See price range and dividend information on page 20 of the 1999 Annual Report to Shareholders.

	Title of Class Common Stock, $.16-2/3 par value	Number of Record Holders as of November 18, 1999 61,225

ITEM 6	SELECTED FINANCIAL DATA - See "Five Year Summary" on page 44 of the 1999 Annual Report to Shareholders.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - See pages 20 through 27 of the 1999 Annual Report to Shareholders.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - See "Risk Management" on pages 24 through 25 of Management's Discussion and Analysis section of the 1999 Annual Report to Shareholders.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - See pages 28 through 42 of the 1999 Annual Report to Shareholders.

ITEM 9	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

PART III

The information required by Part III, Items 10, 11, 12, and 13, are incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders (2000 Proxy), dated December 3, 1999, as follows:

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Incorporated by reference to sections entitled "Election of Directors," "Board Information," "Board Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2000 Proxy. Required information on executive officers of the Company appears on pages 15-17 of Part I of this report.

ITEM 11	EXECUTIVE COMPENSATION - Incorporated by reference to sections entitled "Executive Compensation," "Compensation Committee Report," "Performance Graph" and "Employment Agreements" of the 2000 Proxy.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Incorporated by reference to the section entitled "Johnson Controls Share Ownership" of the 2000 Proxy.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- None.

PART IV

ITEM 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

			Page in Annual Report*
(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Consolidated Statement of Income for the years ended September 30, 1999, 1998 and 1997	28

		Consolidated Statement of Financial Position at September 30, 1999 and 1998	29

		Consolidated Statement of Cash Flows for the years ended September 30, 1999, 1998 and 1997	30

		Consolidated Statement of Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997	31

		Notes to Consolidated Financial Statements	32-42

		Report of Independent Accountants	43

*Incorporated by reference from the indicated pages of the 1999 Annual Report to Shareholders.

Page in
Form 10-K
(2) Financial Statement Schedule
Report of Independent Accountants on Financial Statement Schedule	21
For the years ended September 30, 1999, 1998 and 1997:
II. Valuation and Qualifying Accounts	23

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

     (3) Exhibits

   Reference is made to the separate exhibit index contained on pages 24 through 27 filed herewith.

(b)

The Company filed a Form 8-K, dated October 11, 1999, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and to provide updated disclosure of the factors that could affect any forward-looking statements made by, or on behalf of, the Company. No other Form 8-K's were filed during the fourth quarter of the Company's 1999 fiscal year or thereafter through the date of this Form 10-K.

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

Our audits of the consolidated financial statements referred to in our report dated October 18, 1999 appearing in the Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 18, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS, INC.

By	Stephen A. Roell
Senior Vice President and
Chief Financial Officer

Date:	December 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 17, 1999, by the following persons on behalf of the registrant and in the capacities indicated:

James H. Keyes	John M. Barth
Chairman, Chief Executive Officer	President, Chief Operating Officer
and Director	and Director

Stephen A. Roell	Patrick J. Dennis
Senior Vice President and	Vice President and Corporate Controller
Chief Financial Officer

Paul A. Brunner	William F. Andrews
Director	Director

William H. Lacy	Richard F. Teerlink
Director	Director

Robert L. Barnett
Director

JOHNSON CONTROLS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Year Ended September 30,
	1999	1998	1997

Accounts Receivable - Allowance for Doubtful Accounts

Balance at beginning of period	$21.2	$20.8	$20.9

Accounts charged off	(5.9)	(6.4)	(6.9)

Provision charged to costs and expenses	11.9	7.1	5.2

Acquisition of businesses	1.8	0.2	2.6

Currency translation	(0.4)	0.1	(0.9)

Other	(1.7)	(0.6)	(0.1)

Balance at end of period	$26.9	$21.2	$20.8

Deferred Tax Assets - Valuation Allowance

Balance at beginning of period	$58.6	$75.5	$56.6

Allowance established for new loss carryforwards and tax credits	21.6	14.0	33.1

Allowance reversed for loss carryforwards utilized	(15.0)	(30.9)	(14.2)

Balance at end of period	$65.2	$58.6	$75.5

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

3.(i)	Restated Articles of Incorporation of Johnson Controls, Inc., as amended
January 22, 1997, (incorporated by reference to Exhibit 3.(i) to Johnson
Controls, Inc. Annual Report on Form 10-K for the year ended September
30, 1997).

3.(ii)	By-laws of Johnson Controls, Inc., as amended July 22, 1998,
(incorporated by reference to Exhibit 3.(ii) to Johnson Controls, Inc.
Annual Report on Form 10-K for the year ended September 30, 1998).

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Rights Agreement between Johnson Controls, Inc. and Firstar Trust Company
(Rights Agent), as amended November 16, 1994, (incorporated by reference to Exhibit 4.C to Johnson Controls, Inc. Annual Report on Form 10-K for
the year ended September 30, 1994).

4.D	Certificate of the Relative Rights and Preferences of the Series D
Convertible Preferred Stock of Johnson Controls, Inc. (incorporated by reference to an exhibit to the Form 8-K dated May 26, 1989).

4.E	Note and Guaranty Agreement dated June 19, 1989 between Johnson Controls,
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
year ended September 30, 1991).

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

10.F	Johnson Controls, Inc., Executive Incentive Compensation Plan Deferred
Option as amended March 21, 1995 (incorporated by reference to Exhibit
10.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1995).

10.G	Johnson Controls, Inc., Executive Incentive Compensation Plan as amended through September 22, 1993 (incorporated by reference to Exhibit 10.H to
Johnson Controls, Inc. Annual Report on Form 10-K for the year ended
September 30, 1993).

10.H	Johnson Controls, Inc., Executive Incentive Compensation Plan, Deferred
Option, Qualified Plan as amended through October 1, 1998 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on
Form 10-K for the year ended September 30, 1998).

10.I	Johnson Controls, Inc., Long-Term Performance Plan as amended through
October 1, 1998, (incorporated by reference to Exhibit 10.J to Johnson
Controls, Inc. Annual Report on Form 10-K for the year ended September
30, 1998).

10.J	Johnson Controls, Inc., Executive Survivor Benefits Plan amended through
January 1, 1989, (incorporated by reference to Exhibit 10.K to Johnson
Controls, Inc. Annual Report on Form 10-K for the year ended September
30, 1994).

10.K	Johnson Controls, Inc., Equalization Benefit Plan amended through January
1, 1999 (incorporated by reference to Exhibit 10.L to Johnson Controls,
Inc. Annual Report on Form 10-K for the year ended September 30, 1998).

10.L	Form of employment agreement, as amended through November 1, 1999,	28-33
between Johnson Controls, Inc. and all elected officers and key executives, filed herewith.*

10.M	Form of indemnity agreement, as amended, between Johnson Controls, Inc.
and all elected officers, (incorporated by reference to Exhibit 10.K to
Johnson Controls, Inc. Annual Report on Form 10-K for the year ended
September 30, 1991).

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

10.N	Johnson Controls, Inc., Director Share Unit Plan, effective November 18, 1998, (incorporated byreference to Exhibit 10.O to Johnson Controls, Inc. Annual Report on Form 10-K for theyear ended September 30, 1998).

12	Statement regarding computation of ratio of earnings to fixed charges for the year ended September 30, 1999, filed herewith.	34

13	1999 Annual Report to Shareholders (incorporated sections only in electronic filing), filed herewith.	35-59

21	Subsidiaries of the Registrant, filed herewith.	60-63

23	Consent of Independent Accountants dated December 17, 1999, filed herewith.	64

27	Financial Data Schedule, (electronic filing only.)

*These instruments are not being filed as exhibits herewith because none of the long-term debtinstruments authorizes the issuance of debt in excess of ten percent of the total assets ofJohnson Controls, Inc., and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agreesto furnish a copy of each such agreement to the Securities and Exchange Commission upon request.