Form 10-Q
period 1999-12-31
JOHNSON CONTROLS INC
filed 2000-02-14
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

OR

[    ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 1-5097

JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State of Incorporation)	39-0380010 (I.R.S. Employer Identification No.)

5757 North Green Bay Avenue, P.O. Box 591, Milwaukee, WI 53201
(Address of principal executive office)

Registrant’s telephone number, including area code: (414) 228-1200

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 1999
Common Stock $.16 [2] /3 Par Value	85,438,727

JOHNSON CONTROLS, INC.

FORM 10-Q

December 31, 1999

REPORT INDEX

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(In millions)

	December 31, 1999	September 30, 1999	December 31, 1998
	(unaudited)		(unaudited)
Assets
Cash and cash equivalents	$ 315.9	$ 276.2	$ 329.2
Accounts receivable—net	2,289.3	2,147.5	2,136.3
Costs and earnings in excess of billings on uncompleted contracts	215.6	208.7	196.1
Inventories	532.0	524.6	470.5
Net assets held for sale	—	—	211.3
Other current assets	635.0	691.5	557.0

Current assets	3,987.8	3,848.5	3,900.4
Property, plant and equipment—net	2,035.9	1,996.0	1,953.6
Goodwill—net	2,081.8	2,096.9	2,166.4
Investments in partially-owned affiliates	217.6	215.1	251.0
Other noncurrent assets	470.2	457.7	446.2

Total assets	$8,793.3	$8,614.2	$8,717.6

Liabilities and Equity
Short-term debt	$ 583.7	$ 477.0	$1,486.8
Current portion of long-term debt	43.0	94.8	88.9
Accounts payable	2,005.9	1,998.5	1,863.0
Accrued compensation and benefits	380.9	446.9	379.9
Accrued income taxes	207.5	231.2	157.8
Billings in excess of costs and earnings on uncompleted contracts	181.0	159.2	150.5
Other current liabilities	954.6	859.0	792.9

Current liabilities	4,356.6	4,266.6	4,919.8
Long-term debt	1,249.1	1,283.3	937.8
Postretirement health and other benefits	167.2	166.4	167.0
Other noncurrent liabilities	661.1	627.9	613.7
Shareholders’ equity	2,359.3	2,270.0	2,079.3

Total liabilities and equity	$8,793.3	$8,614.2	$8,717.6

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data; unaudited)

	For the Three Months Ended December 31,
	1999	1998
Net sales	$4,318.3	$3,873.1
Cost of sales	3,693.2	3,344.6

Gross profit	625.1	528.5
Selling, general and administrative expenses	410.1	345.3

Operating income	215.0	183.2
Interest income	3.4	3.1
Interest expense	(33.2)	(41.1)
Miscellaneous—net	(1.9)	(1.2)

Other income (expense)	(31.7)	(39.2)

Income before income taxes and minority interests	183.3	144.0
Provision for income taxes	72.6	58.3
Minority interests in net earnings of subsidiaries	11.7	6.0

Net income	$ 99.0	$ 79.7

Earnings available for common shareholders	$ 96.6	$ 77.3

Earnings per share
Basic	$ 1.13	$ 0.91

Diluted	$ 1.06	$ 0.86

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions; unaudited)

	For the Three Months Ended December 31,
	1999	1998
Operating Activities
Net income	$ 99.0	$ 79.7

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	98.1	94.4
Amortization of intangibles	19.4	20.8
Equity in earnings of partially-owned affiliates, net of dividends received	(3.5)	7.3
Deferred income taxes	(1.9)	0.6
Other	(4.1)	18.1
Changes in working capital, excluding acquisition and divestiture of businesses
Receivables	(161.7)	(182.8)
Inventories	(12.3)	(36.9)
Other current assets	2.0	40.4
Accounts payable and accrued liabilities	30.9	220.3
Accrued income taxes	39.8	28.5
Billings in excess of costs and earnings on uncompleted contracts	21.8	22.5

Cash provided by operating activities	127.5	312.9

Investing Activities
Capital expenditures	(127.7)	(122.5)
Sale of property, plant and equipment—net	4.0	20.0
Acquisition of businesses, net of cash acquired	—	(82.7)
Divestiture of business	—	15.0
Additions of long-term investments	(2.5)	(99.9)

Cash used by investing activities	(126.2)	(270.1)

Financing Activities
Increase in short-term debt—net	111.2	183.2
Repayment of long-term debt	(60.1)	(10.9)
Payment of cash dividends	(26.5)	(23.9)
Other	13.8	4.0

Cash provided by financing activities	38.4	152.4

Increase in cash and cash equivalents	$ 39.7	$ 195.2

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements

           In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report to Shareholders for the year ended September 30, 1999. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results which may be expected for the Company’s 2000 fiscal year because of seasonal and other factors. Certain amounts in the Consolidated Statement of Cash Flows have been reclassified to conform to the current year’s presentation.

2. Cash Flow

           For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

           Income taxes paid during the three months ended December 31, 1999 and 1998 (net of income tax refunds) totaled approximately $23 million and $19 million, respectively. Total interest paid was $32 million and $44 million for the three months ended December 31, 1999 and 1998, respectively. The decrease reflects the Company’s use of its cash flows and proceeds from divestitures of non-core businesses to reduce debt originally incurred to finance the July 1998 acquisition of Becker Group.

3. Inventories

           Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Inventories at December 31, 1999 and 1998 were comprised of the following:

	December 31,
	1999	1998
	(in millions)
Raw materials and supplies	$305.9	$249.5
Work-in-process	72.6	83.8
Finished goods	187.3	174.4

FIFO inventories	565.8	507.7
LIFO reserve	(33.8)	(37.2)

LIFO inventories	$532.0	$470.5

4. Income Taxes

           The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year.

5. Comprehensive Income

           Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, such as foreign currency translation and minimum pension liability adjustments. Comprehensive income for the three months ended December 31, 1999 and 1998 was $101 million and $139 million, respectively. The difference between comprehensive income and net income for the periods presented represent foreign currency translation adjustments.

6. Earnings Per Share

           The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

	For the Three Months Ended December 31,
	1999	1998
	(in millions)
Income Available to Common Shareholders
Net Income	$99.0	$79.7
Preferred stock dividends, net of tax benefit	(2.4)	(2.4)

Basic income available to common shareholders	$96.6	$77.3
Net Income	$99.0	$79.7
Effect of Dilutive Securities:
Compensation expense, net of tax, arising from assumed conversion of preferred stock	(1.1)	(1.1)

Diluted income available to common shareholders	$97.9	$78.6

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	85.4	84.8
Effect of Dilutive Securities:
Stock options	1.4	1.6
Convertible preferred stock	5.2	5.4

Diluted weighted average shares outstanding	92.0	91.8

7. Segment Information

           The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. Financial information relating to the Company’s reportable segments was as follows:

	For the Three Months Ended December 31,
	1999	1998
	(in millions)
Sales
Automotive Systems Group	$3,338.5	$3,000.4
Controls Group	979.8	872.7

Total	$4,318.3	$3,873.1

Operating Income
Automotive Systems Group	$ 178.0	$ 153.2
Controls Group	37.0	30.0

Total	$ 215.0	$ 183.2

8. Acquisition of Business

           In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. At the date of acquisition, the Company identified three businesses of Becker Group that were outside of its core operations and, as such, would be sold. These businesses were classified as net assets held for sale in the Consolidated Statement of Financial Position at December 31, 1998. The net assets of the businesses were recorded at fair value less estimated costs to sell, including cash flows during the holding period. The Company completed the sale of these businesses during fiscal 1999. No gain or loss was recorded upon their sale.

            As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group’s European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. Through December 31, 1999, approximately $17 million of employee severance and termination costs associated with the consolidation of European and domestic operations were incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at December 31, 1999 totaled approximately $22 million. The majority of the restructuring activities are expected to be completed by the end of fiscal 2000.

9. Contingencies

           The Company is involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the liability of the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

           Additionally, the Company is involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

10. Future Accounting Changes

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires all derivative instruments to be recorded in the statement of financial position at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. In June 1999, the statement’s effective date was delayed by one year, and it will be effective October 1, 2000 for the Company. The effect of adoption of this statement on the Company’s earnings or statement of financial position has not been finalized.

           The Emerging Issues Task Force (EITF) recently reached a final consensus with respect to EITF Issue 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” This consensus provides guidance on whether design and development costs related to long-term supply arrangements should be expensed or capitalized, and is effective for design and development costs incurred after December 31, 1999. The Company is currently reviewing the application of this consensus to its automotive operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended December 31, 1999 and December 31, 1998

           Consolidated net sales in the first quarter of fiscal 2000 increased to $4.3 billion, 11% higher than the $3.9 billion recorded in the prior year quarter.

           First quarter sales for the Automotive Systems Group reached $3.3 billion, an 11% increase from the prior year’s $3.0 billion. Strong demand in North America for the segment ’s automotive seating systems, interior systems and batteries was the primary source of the increase. Seating and interior systems sales growth surpassed the more modest increase in the North American vehicle production level, reflecting the Company’s additional content on many popular light trucks and passenger cars. Sales of automotive batteries to the North American aftermarket rose in the period, with a double-digit increase in unit shipments. Automotive seating and interior systems sales in Europe increased over the prior year period, despite the negative effect of currency translation and relatively unchanged year-over-year vehicle production levels.

           Controls Group sales of $980 million for the current quarter were 12% higher than the prior period’s $873 million. Segment sales in North America rose due to new and expanded integrated facility management contracts and increased installed control systems contracts in both the new construction and existing buildings markets. Sales in Asia were strengthened by the segment’s acquisition of a controlling management interest in Tokyo Biso Kogyo (TBK), a leading Japanese facilities management provider, in the second quarter of fiscal 1999. Sales of facility management services and control systems in Europe declined slightly, in part due to unfavorable exchange rates. Orders for installed control systems in the quarter exceeded the prior year period, due to growth in North America.

           Overall sales growth is expected to continue during the remainder of the fiscal year. Despite an expectation for slightly lower vehicle production levels in North America and Europe, the launch of new seating and interiors programs, particularly in North America, and projected growth in sales of automotive batteries should increase Automotive Systems Group sales by 1% to 5% for the full year. Management expects Controls Group sales to increase by 5% to 10% in the current year. Growth of integrated facility management services in the commercial market worldwide and higher sales of installed control systems, predominantly in North America, are expected to propel the increase.

           First quarter consolidated operating income rose to $215 million, 17% higher than the prior year’s $183 million. Both of the Company’s business segments contributed to the quarter’s growth.

           Automotive Systems Group operating income increased to $178 million, a 16% increase over the prior year’s $153 million. The segment achieved operating income growth in all geographic markets, led by increased volume of seating systems, interior systems and batteries in North America. Operating income in Europe increased, reflecting higher seating and interior systems volume, as well as margin improvements associated with reduced start-up costs and maturing programs. Operating losses in South America from the segment’s seating operations declined despite the region’s continued economic difficulties.

           Controls Group operating income for the first quarter grew to $37 million, 23% higher than the prior year ’s $30 million. Operating income and margins associated with both facility management and installed control systems contracts increased over the prior year period. The increases were due to higher volume and enhanced productivity resulting from cost control efforts and improved contract execution.

           Other expense for the first quarter was $7 million lower than the prior year quarter. Net interest expense declined by $8 million, reflecting the Company’s use of its strong operating cash flows and the proceeds from fiscal 1999 divestitures of non-core businesses (see discussion in “Capitalization”) to reduce debt originally incurred to finance the July 1998 acquisition of Becker Group.

            The effective income tax rate was 39.6% for the three-month period ended December 31, 1999 compared with 40.5% for the comparable quarter last year. The effective rate declined due principally to a reduction of taxes imposed on foreign earnings.

           Minority interests in net earnings of subsidiaries were approximately $12 million in the current quarter, compared with $6 million in the prior year period. The increase is primarily attributable to higher earnings from the Company ’s Automotive Systems Group joint ventures in North America.

           The Company’s first quarter net income rose 24% to $99 million, compared with the prior year’s $80 million. The growth was due to increased operating income, reduced interest expense and a lower effective income tax rate, partially offset by the higher deduction for the Company’s minority interest in net earnings of its subsidiaries. On a diluted basis, earnings per share for the current quarter reached $1.06, up from $0.86 in the prior year.

Comparison of Financial Condition

Working Capital and Cash Flow

           The Company’s working capital was a negative $369 million at December 31, 1999, compared with a negative $418 million at September 30, 1999 and a negative $1.0 billion at December 31, 1998. The increase in working capital compared with the prior year period primarily reflects the ongoing reduction of short-term debt (see discussion in “Capitalization ”). Working capital, excluding cash, assets held for sale and debt, remained at a relatively consistent level year-over-year.

           The Company’s operating activities provided cash of $128 million during the first three months of fiscal 2000, compared with $313 million generated in the prior year quarter. Working capital changes, primarily accounts payable and accrued liabilities, accounted for the decrease in cash generated from operations.

Capital Expenditures and Other Investments

           Capital expenditures for property, plant and equipment of $128 million for the first quarter rose slightly from the prior year’s $123 million. Management expects capital spending for the full year to approximate $525 to $550 million. The majority of the spending has been, and will continue to be, associated with automotive seating and interior systems expansion. Controls Group spending will be focused on information and building systems technology and the construction of a controls technology center.

           Investments in partially-owned affiliates of $218 million declined by $33 million compared with the prior year ’s balance. The decrease is primarily due to the sale of two Automotive Systems Group affiliates during the second quarter of fiscal 1999.

           The Company completed several acquisitions and long-term investments in the first quarter of the prior year that, net of cash acquired, affected cash flow. Notable among the prior year acquisitions was the purchase of Cardkey Systems, a worldwide security management systems provider, in December 1998. The Company also formed two joint ventures in the first quarter of fiscal 1999 to manufacture automotive batteries in Mexico and South America.

Capitalization

           The Company’s total capitalization of $4.2 billion at December 31, 1999 included short-term debt of $584 million, long-term debt (including the current portion) of $1.3 billion and shareholders’ equity of $2.3 billion. Capitalization at September 30, 1999 and December 31, 1998 was $4.1 billion and $4.6 billion, respectively. Total debt as a percentage of total capitalization at December 31, 1999 declined to 44%, a reduction from both fiscal year-end’s 45% and the 55% level one year ago. The continued improvement in the debt-to-capitalization ratio over the last year reflects the use of proceeds from fiscal 1999 divestitures (see discussion that follows) and strong cash flows from operations to reduce debt.

            In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. At the date of acquisition, the Company identified three businesses of Becker Group that were outside of its core operations and, as such, would be sold. These businesses were classified as net assets held for sale in the Consolidated Statement of Financial Position at December 31, 1998. The net assets of the businesses were recorded at fair value less estimated costs to sell, including cash flows during the holding period. The Company completed the sale of these businesses for approximately $212 million during fiscal 1999 and used the after-tax proceeds to reduce debt.

           The Company also completed the sale of the Automotive Systems Group’s Industrial Battery Division for approximately $135 million in March 1999, and used the after-tax proceeds to reduce debt.

           The Company believes its capital resources and liquidity position at December 31, 1999 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 2000 will continue to be funded from operations, supplemented by short-term borrowings, if required.

Restructuring Activities

           As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group’s European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. Through December 31, 1999, approximately $17 million of employee severance and termination costs associated with the consolidation of European and domestic operations were incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at December 31, 1999 totaled approximately $22 million. The majority of the restructuring activities are expected to be completed by the end of fiscal 2000.

Backlog

           The Company’s backlog relates to the Controls Group’s installed control systems operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At December 31, 1999, the unearned backlog of installed control systems contracts (excluding integrated facility management) to be executed within the next year was $1.1 billion, compared with $1.0 billion at December 31, 1998. The $133 million increase from the prior year period is primarily attributable to new order growth in North America, both in the new and existing buildings markets.

Future Accounting Changes

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and in the first quarter of fiscal 2000, the EITF reached a final consensus on EITF Issue 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” See Note 10 to the consolidated financial statements for related discussion.

Other Matters

Year 2000

           The Company established a process to identify and resolve the business issues associated with the Year 2000 and expended considerable resources to ensure its critical processes were Year 2000 ready. The Company established global monitoring and response teams during the December 31, 1999 to January 1, 2000 transition period to ensure systems “rolled over” appropriately.

            As of the date of this filing, all of the Company ’s critical processes have been tested and are fully operational. The Company did not experience, and does not expect to experience, any material business disruptions associated with the Year 2000.

Euro Conversion

           On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In the first phase, the permanent rates of exchange between the members ’ national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU and its action plans are being implemented to address the euro’s impact on information systems, currency exchange rate risk and commercial contracts. Costs of the euro conversion to date have not been material and management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company.

Cautionary Statements for Forward-Looking Information

           The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words “believes,” “expects,” “anticipates” or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company ’s Form 8-K filing (dated October 11, 1999), could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           For the period ended December 31, 1999, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report to Shareholders for the year ended September 30, 1999.

PART II.—OTHER INFORMATION

Item 1. Legal Proceedings

           There have been no significant changes in status since the last Report.

Item 4. Results of Votes of Security Holders

           The registrant held its Annual Meeting of Shareholders on January 26, 2000. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement, and all such nominees (John M. Barth, Paul A. Brunner, Southwood J. Morcott and Gilbert R. Whitaker, Jr.) were elected. Of the 73,883,352 shares voted, at least 73,003,687 shares granted authority to vote for these directors and no more than 879,665 shares withheld such authority.

           The retention of PricewaterhouseCoopers LLP as auditors was approved by the shareholders with 73,137,629 shares voted for such appointment, 316,417 shares voted against and 429,306 shares abstained.

           The Johnson Controls, Inc. 2000 Stock Option Plan was approved by the shareholders with 59,027,700 shares voted for such approval, 6,106,241 shares voted against such approval, 900,771 shares abstained and a broker non vote of 7,848,640 shares.

           The shareholder proposal to adopt global standards was rejected by the shareholders with 56,675,212 shares voted against approval, 6,031,568 shares voted for approval, 3,329,125 shares abstained and a broker non vote of 7,847,447 shares.

Item 5. Other Information

           (a) Bob Velanovich was elected Corporate Vice President in January 2000. He also serves as Group Vice President —Manufacturing Technology and Quality for the Automotive Systems Group. Mr. Velanovich served in several senior management positions within the Automotive Systems Group since joining the Company in 1991.

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

12	Statement regarding the computation of the ratio of earnings to fixed charges.

27	Financial Data Schedule (electronic filing only).

           (b) The Company filed a form 8-K, dated October 11, 1999, in order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and to provide updated disclosure of the factors that could affect any forward-looking statements made by, or on behalf of, the Company.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS , INC .

Date: February 14, 2000
By: /s/ Stephen A. Roell

Stephen A. Roell
Senior Vice President and
Chief Financial Officer