Form 10-Q
period 2000-03-31
JOHNSON CONTROLS INC
filed 2000-05-12
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes  X         No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2000
Common Stock $.16 [2] /3 Par Value	85,730,637

JOHNSON CONTROLS, INC.

FORM 10-Q

March 31, 2000

REPORT INDEX

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	March 31, 2000	September 30, 1999	March 31, 1999
	(unaudited)		(unaudited)
ASSETS
Cash and cash equivalents	$ 244.2	$ 276.2	$ 268.8
Accounts receivable—net	2,383.0	2,147.5	2,008.0
Costs and earnings in excess of billings on uncompleted contracts	235.4	208.7	207.7
Inventories	502.9	524.6	469.3
Net assets held for sale	—	—	46.8
Other current assets	682.5	691.5	597.3

Current assets	4,048.0	3,848.5	3,597.9
Property, plant and equipment—net	2,042.9	1,996.0	1,981.0
Goodwill—net	2,058.4	2,096.9	2,126.5
Investments in partially-owned affiliates	226.3	215.1	219.0
Other noncurrent assets	406.2	457.7	447.7

Total assets	$8,781.8	$8,614.2	$8,372.1

LIABILITIES AND EQUITY
Short-term debt	$ 475.0	$ 477.0	$ 630.1
Current portion of long-term debt	44.1	94.8	91.7
Accounts payable	2,131.5	1,998.5	1,935.7
Accrued compensation and benefits	431.3	446.9	377.9
Accrued income taxes	125.4	231.2	108.2
Billings in excess of costs and earnings on uncompleted contracts	183.0	159.2	150.3
Other current liabilities	944.4	859.0	878.3

Current liabilities	4,334.7	4,266.6	4,172.2
Long-term debt	1,229.0	1,283.3	1,292.3
Postretirement health and other benefits	167.7	166.4	166.8
Other noncurrent liabilities	648.3	627.9	600.7
Shareholders’ equity	2,402.1	2,270.0	2,140.1

Total liabilities and equity	$8,781.8	$8,614.2	$8,372.1

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	1999	2000	1999
Net sales	$4,358.3	$3,880.3	$8,676.6	$7,753.4
Cost of sales	3,746.3	3,352.4	7,439.5	6,697.0

Gross profit	612.0	527.9	1,237.1	1,056.4
Selling, general and administrative expenses	419.6	368.2	829.7	713.5

Operating income	192.4	159.7	407.4	342.9
Interest income	4.3	4.8	7.8	7.9
Interest expense	(33.4)	(41.3)	(66.6)	(82.4)
Gain on sale of businesses	—	54.6	—	54.6
Miscellaneous—net	2.6	2.5	0.6	1.3

Other income (expense)	(26.5)	20.6	(58.2)	(18.6)

Income before income taxes and minority interests	165.9	180.3	349.2	324.3
Provision for income taxes	65.7	73.1	138.3	131.4
Minority interests in net earnings of subsidiaries	11.4	8.9	23.1	14.9

Net income	$ 88.8	$ 98.3	$ 187.8	$ 178.0

Earnings available for common shareholders	$ 86.4	$ 95.9	$ 183.0	$ 173.3

Earnings per share
Basic	$ 1.01	$ 1.13	$ 2.14	$ 2.04

Diluted	$ 0.95	$ 1.05	$ 2.01	$ 1.91

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended March 31,
	2000	1999
OPERATING ACTIVITIES
Net Income	$ 187.8	$ 178.0
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	194.8	189.4
Amortization of intangibles	39.2	40.0
Equity in earnings of partially-owned affiliates, net of dividends received	(7.0)	12.2
Deferred income taxes	(1.5)	(0.9)
Gain on sale of businesses	—	(54.6)
Other	(14.7)	5.6
Changes in working capital, excluding acquisition and divestiture of businesses
Receivables	(288.2)	(46.2)
Inventories	13.3	(39.3)
Other current assets	13.4	32.2
Accounts payable and accrued liabilities	219.3	313.7
Accrued income taxes	(41.6)	(33.7)
Billings in excess of costs and earnings on uncompleted contracts	23.9	21.1

Cash provided by operating activities	338.7	617.5

INVESTING ACTIVITIES
Capital expenditures	(266.0)	(240.5)
Sale of property, plant and equipment—net	9.4	26.0
Acquisition of businesses, net of cash acquired	(11.0)	(94.7)
Divestiture of businesses	—	287.1
Additions of long-term investments	(3.1)	(67.9)

Cash used by investing activities	(270.7)	(90.0)

FINANCING ACTIVITIES
Decrease in short-term debt—net	(1.4)	(662.9)
Issuance of long-term debt	10.9	324.8
Repayment of long-term debt	(72.6)	(22.2)
Payment of cash dividends	(53.1)	(48.1)
Other	16.2	15.7

Cash used by financing activities	(100.0)	(392.7)

(Decrease) increase in cash and cash equivalents	($ 32.0)	$ 134.8

The accompanying notes are an integral part of the financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements

           In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report to Shareholders for the year ended September 30, 1999. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the Company’s 2000 fiscal year because of seasonal and other factors.

2. Cash Flow

           For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

           Income taxes paid during the six months ended March 31, 2000 and 1999 (net of income tax refunds) totaled approximately $142 million and $121 million, respectively. Total interest paid was $74 million and $83 million for the six months ended March 31, 2000 and 1999, respectively. The decrease reflects the Company’s use of its cash flows and proceeds from divestitures of non-core businesses to reduce debt originally incurred to finance the July 1998 acquisition of Becker Group.

3. Inventories

           Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	March 31,
	2000	1999
	(in millions)
Raw materials and supplies	$266.1	$232.4
Work-in-process	72.3	86.0
Finished goods	198.2	187.5

FIFO inventories	536.6	505.9
LIFO reserve	(33.7)	(36.6)

LIFO inventories	$502.9	$469.3

4. Income Taxes

           The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pre-tax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year.

5. Comprehensive Income

           Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, such as foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2000 and 1999 was $57 million and $78 million, respectively. Comprehensive income for the six months ended March 31, 2000 and 1999 was $158 million and $217 million, respectively. The differences between comprehensive income and net income for all periods presented represent foreign currency translation adjustments. Comparability of income between periods is affected by the prior year gain on sale of businesses of $32.5 million, after-tax, recorded in March 1999 (see Note 11).

6. Earnings Per Share

           The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three- and six-month periods ended March 31, 2000 and 1999:

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	1999	2000	1999
	(in millions)
Income Available to Common Shareholders

Net Income	$88.8	$98.3	$187.8	$178.0
Preferred stock dividends, net of tax benefit	(2.4)	(2.4)	(4.8)	(4.7)

Basic income available to common shareholders	$86.4	$95.9	$183.0	$173.3

Net Income	$88.8	$98.3	$187.8	$178.0
Effect of Dilutive Securities:
Compensation expense, net of tax, arising from assumed conversion of preferred stock	(1.1)	(1.3)	(2.2)	(2.4)

Diluted income available to common shareholders	$87.7	$97.0	$185.6	$175.6

Weighted Average Shares Outstanding

Basic weighted average shares outstanding	85.6	85.1	85.5	84.9
Effect of Dilutive Securities:
Stock options	1.1	1.8	1.3	1.7
Convertible preferred stock	5.2	5.3	5.2	5.3

Diluted weighted average shares outstanding	91.9	92.2	92.0	91.9

7. Financial Instruments

           The following derivative financial instruments used to hedge interest rate and foreign exchange rate exposures were settled in January 2000:

•	A five-year interest rate swap, initially entered into in 1997, which established a fixed rate of interest of 6.87% on $150 million of outstanding commercial paper.

•
A three-year 50 million Deutschemark (DM) cross-currency interest rate swap, initially entered into in March 1997, in which the Company received floating rate interest based on $30 million and paid floating rate interest based on 50 million DM. At the conclusion of the swap agreement, the Company would have also received $30 million in exchange for paying 50 million DM.

•
A seven-year amortizing French franc (FRF) cross-currency interest rate swap, initially entered into in December 1995, in which the Company received fixed rate interest and paid floating rate interest based on the outstanding notional amounts in dollars and francs, respectively. The initial notional amounts of $80 million and 400 million FRF were outstanding until December 1999, when the Company paid 100 million FRF in exchange for $20 million. Under the terms of the contract, the Company was scheduled to pay 100 million FRF in exchange for $20 million on the first business day in December in each of the last three years of the contract.

           Because these instruments qualified as accounting hedges, gains and losses realized upon settlement were recorded in the other comprehensive income (loss) account within shareholders’ equity.

8. Segment Information

           The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. Financial information relating to the Company’s reportable segments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	1999	2000	1999
	(in millions)
Sales

Automotive Systems Group	$3,216.3	$2,859.4	$6,554.8	$5,859.8
Controls Group	1,142.0	1,020.9	2,121.8	1,893.6

Total	$4,358.3	$3,880.3	$8,676.6	$7,753.4

Operating Income

Automotive Systems Group	$ 146.9	$ 120.3	$ 324.9	$ 273.5
Controls Group	45.5	39.4	82.5	69.4

Total	$ 192.4	$ 159.7	$ 407.4	$ 342.9

9. Pre-Production Costs Related to Long-Term Supply Arrangements

           Effective January 1, 2000, the Company adopted on a prospective basis the guidance provided in Emerging Issues Task Force (EITF) Issue 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” EITF Issue 99-5 addresses whether design and development costs related to long-term supply arrangements should be expensed or capitalized. The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred. Costs for molds, dies, and other tools used to make products that will be sold under long-term supply arrangements are capitalized if the Company has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; if not, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for evidence of impairment. Adoption of EITF Issue 99-5 did not materially affect the Company’s results of operations.

10. Acquisition of Business

           In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. At the date of acquisition, the Company identified three businesses of Becker Group that were outside of its core operations and, as such, would be sold. These businesses were classified as net assets held for sale in the Consolidated Statement of Financial Position in fiscal 1999. The net assets of the businesses were recorded at fair value less estimated costs to sell, including cash flows during the holding period. The Company completed the sale of these businesses during fiscal 1999. No gain or loss was recorded upon their sale.

           As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group’s European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. Through March 31, 2000, approximately $17 million of employee severance and termination costs associated with the consolidation of European and domestic operations were incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at March 31, 2000 totaled approximately $22 million. The majority of the restructuring activities are expected to be completed by the end of fiscal 2000.

11. Divestiture of Businesses

           On March 1, 1999, the Company completed the sale of the Automotive Systems Group’s Industrial Battery Division for approximately $135 million. The Industrial Battery Division had sales of approximately $87 million for the fiscal year ended September 30, 1998. The Company also recorded a loss related to the disposal of a small Controls Group operation in the United Kingdom. The net gain on these transactions was $54.6 million ($32.5 million or $.38 per basic share and $.35 per diluted share, after-tax).

12. Contingencies

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

13. Future Accounting Changes

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2000 and March 31, 1999

           Consolidated net sales increased to $4.4 billion for the second quarter of fiscal 2000, rising 12% from the prior year’s sales of $3.9 billion.

           Automotive Systems Group sales for the second quarter were $3.2 billion, up 12% compared with the prior year’s $2.9 billion. Continued strong demand in North America for automotive seating systems, interior systems and batteries was the primary source of the increase, comprising approximately 85% of the segment’s sales increase. Seating and interior systems sales in North America rose by nearly 20% compared with the prior year, as the Company’s additional content on many popular light trucks and passenger cars spurred growth in excess of the overall vehicle production level. Sales of automotive batteries to the North American aftermarket increased in the quarter, with unit shipments increasing approximately 15% compared with the prior year period. Automotive seating and interior systems sales in Europe increased slightly, as sales growth in local currency was largely offset by the negative effect of currency translation.

           Second quarter sales for the Controls Group were $1.1 billion, 12% higher than the prior period’s $1.0 billion. Approximately three-quarters of the segment’s sales increase was attributable to the North American market, reflecting new and expanded integrated facility management contracts and increased installed control systems contracts in both the new construction and existing buildings markets. Sales in Asia increased, reflecting the segment’s recently expanded position in the Japanese non-residential buildings market. Sales of facility management services and control systems in Europe declined slightly, in part due to unfavorable exchange rates. Orders for installed control systems in the quarter were higher worldwide, led by strong growth in North America.

           Consolidated operating income for the second quarter reached $192 million, 20% higher than the prior year’s $160 million. Both of the Company’s business segments achieved double-digit growth.

           Automotive Systems Group operating income rose to $147 million, a 22% increase over the prior year’s $120 million. Operating income was higher in all of the segment’s primary geographic markets. North American operating income rose due to increased volume of seating systems, interior systems and batteries and higher gross margins. Increased operating income in Europe reflected higher seating and interior systems volume and lower selling, general and administrative (SG&A) expenses, as a percentage of sales, due to reduced start-up costs and maturing programs. In the segment’s other global markets, seating losses in South America declined, although operating losses in emerging markets in Asia increased as the Company establishes its technological presence in that region.

           Second quarter operating income for the Controls Group increased to $45 million, up 15% compared with the prior year’s $40 million. The segment’s increase in operating income was attributable to growth in both its facility management and installed control systems operations. The growth was due to higher volume, improved contract execution and lower SG&A expenses, as a percentage of sales, primarily resulting from cost control efforts.

           Net interest expense of $29 million for the quarter was $7 million lower than the prior year period. Interest expense has declined over the last five quarters, as the Company has used its strong operating cash flows and the proceeds from fiscal 1999 divestitures of non-core businesses (see discussion below and in “Capitalization”) to reduce debt originally incurred to finance the July 1998 acquisition of Becker Group.

           Fiscal 1999’s gain on sale of businesses primarily resulted from the sale of the Automotive Systems Group’s Industrial Battery Division for approximately $135 million on March 1, 1999. The Industrial Battery Division had sales of approximately $87 million for the fiscal year ended September 30, 1998. The Company also recorded a loss related to the disposal of a small Controls Group operation in the United Kingdom. The net gain on these transactions was $54.6 million ($32.5 million or $.38 per basic share and $.35 per diluted share, after-tax).

            The effective income tax rate was 39.6% for the three-month period ended March 31, 2000 compared with 40.5% for the comparable quarter last year. The effective rate declined due principally to a reduction of taxes imposed on foreign earnings.

           Minority interests in net earnings of subsidiaries totaled $11 million in the current quarter, compared with $9 million in the prior year period. Approximately two-thirds of the increase was attributable to Automotive Systems Group subsidiaries. For these automotive activities, the increase was primarily due to higher earnings from the segment’s long-standing domestic affiliates, partially offset by losses incurred by newer joint ventures in Europe and Asia.

           Net income for the second quarter of $89 million rose 35% over the prior year’s $66 million (before the prior year gain on sale of businesses of $32.5 million, after-tax). The increase was due to operating income growth, reduced interest expense and a lower effective income tax rate. Earnings per share for the current quarter were $.95 per diluted share, compared with $.70 per diluted share in the prior year (before the prior year gain on sale of businesses of $.35 per diluted share, after-tax).

Comparison of Operating Results for the Six-Month Periods Ended March 31, 2000 and March 31, 1999

           Consolidated net sales for the six-month period ended March 31, 2000 reached $8.7 billion, a 12% increase from sales of $7.8 billion for the prior year period.

           Sales for the Automotive Systems Group of $6.6 billion for the first half of the current fiscal year were 12% higher than the prior year’s $5.9 billion. Demand in North America for automotive seating systems, interior systems and batteries continued to be strong, with approximately 85% of the segment’s sales increase attributable to the North American market. Seating and interior systems sales grew by almost 20%, surpassing the more modest increase in the North American vehicle production level, reflecting the Company’s additional content on many popular light trucks and passenger cars. Sales of automotive batteries for the current fiscal year increased, with unit shipments rising approximately 15% compared with last year. European automotive seating and interior systems sales increased over the prior year period, although much of the sales growth in local currency was offset by the negative effect of currency translation.

           Controls Group sales of $2.1 billion for the first six months were 12% higher than the prior period’s $1.9 billion. Approximately two-thirds of the segment’s sales increase was generated by new and expanded integrated facility management and installed control systems contracts in the North American market. Sales in Asia were strong, reflecting the segment’s recently expanded position in the Japanese non-residential buildings market. Sales of facility management services and control systems in Europe declined slightly, in part due to unfavorable exchange rates. Orders for installed control systems in the period exceeded the prior year, due to growth in North America.

           Overall sales growth is expected to continue during the second half of the fiscal year. Despite an expectation for slightly lower vehicle production levels in North America and Europe, the launch of new seating and interiors programs, particularly in North America, and projected growth in sales of automotive batteries should increase Automotive Systems Group sales. Management originally projected growth of 1% to 5% for the full year; however, the North American production level has been higher than initially anticipated. If this trend continues, it is likely that Automotive Systems Group sales will exceed this range. Controls Group sales are expected to increase by 5% to 10% and, given the segment’s strong performance year-to-date, growth should be at the high end of this range. Higher sales of installed control systems, predominantly in North America, and growth of integrated facility management services in the commercial market worldwide are expected to propel the increase.

           Consolidated operating income of $407 million for the first half of fiscal 2000 represents a 19% increase over the prior year’s $343 million. The Automotive Systems and Controls groups each contributed equally to the period’s growth.

            Operating income for the Automotive Systems Group rose 19% to $325 million compared with the prior year’s $274 million. The segment achieved operating income growth in all of its primary geographic markets, led by increased volume of seating systems, interior systems and batteries and higher gross margins in North America. Operating income in Europe increased, reflecting higher seating and interior systems volume, as well as lower SG&A expenses, as a percentage of sales, associated with reduced start-up costs and maturing programs. In the segment’s other global markets, losses in South America declined despite the region’s continued economic difficulties, although operating losses in emerging markets in Asia increased as the Company establishes its technological presence in that region.

           Controls Group operating income for the first half of the fiscal year reached $83 million, 19% higher than the prior year’s $69 million. Operating income and margins associated with both facility management and installed control systems contracts increased over the prior year period. The increases were due to higher volume and enhanced productivity resulting from cost control efforts and improved contract execution.

           Net interest expense declined by $16 million, reflecting the Company’s use of its strong operating cash flows and the proceeds from fiscal 1999 divestitures of non-core businesses to reduce debt originally incurred to finance the July 1998 acquisition of Becker Group. Fiscal 1999’s $54.6 million gain on sale of businesses primarily resulted from the sale of the Automotive Systems Group’s Industrial Battery Division, as previously described.

           The effective income tax rate was 39.6% for the six-month period ended March 31, 2000 compared with 40.5% for the comparable period last year. The effective rate declined due principally to a reduction of taxes imposed on foreign earnings.

           Minority interests in net earnings of subsidiaries were $23 million for the current year-to-date, compared with $15 million in the prior year period. Approximately two-thirds of the increase was attributable to Automotive Systems Group subsidiaries. For these automotive activities, the increase was primarily due to higher earnings from the segment’s long-standing domestic affiliates, offset in part by losses incurred by newer joint ventures in Europe and Asia.

           The Company’s net income for the first six months of fiscal 2000 rose to $188 million, 29% higher than the prior year’s $146 million (before the prior year gain on sale of businesses of $32.5 million, after-tax). Current year net income growth was due to increased operating income, reduced interest expense and a lower effective income tax rate, offset slightly by the higher deduction for the Company’s minority interest in net earnings of its subsidiaries. On a diluted basis, earnings per share for the current fiscal year reached $2.01, rising from $1.56 in the prior year (before the prior year gain on sale of businesses of $.35 per diluted share, after-tax)

Comparison of Financial Condition

Working Capital and Cash Flow

           The Company’s working capital was a negative $287 million at March 31, 2000, compared with a negative $418 million and a negative $574 million at September 30, 1999 and March 31, 1999, respectively. The increase in working capital compared with the prior year period primarily reflects the ongoing reduction of short-term debt (see discussion in “Capitalization”). Working capital, excluding cash, assets held for sale and debt, of a negative $12 million was higher than the comparable prior year period, with the increase primarily associated with higher accounts receivable.

           The Company’s operating activities provided cash of $339 million during the first six months of the year compared to $618 million in the prior year period. The majority of the change was due to increased working capital, primarily accounts receivable, partially offset by the non-cash gain on sale of businesses recorded in the prior year period.

Capital Expenditures and Other Investments

           Capital expenditures for property, plant and equipment were $266 million for the six months ended March 31, 2000, an increase of $25 million compared with capital spending in the comparable prior year period. Management expects capital expenditures for the full year to approximate $525 to $550 million. The majority of the spending has been, and will continue to be, associated with automotive seating and interior systems expansion. Controls Group spending will be focused on information and building systems technology.

           The Controls Group acquired two relatively small businesses during the second quarter to complement its facilities management and control systems operations. The Company completed several acquisitions and long-term investments in the prior year that affected cash flow. Notable among the prior year acquisitions was the purchase of Cardkey Systems, a worldwide security management systems provider, in December 1998. The Company also formed two joint ventures in the first quarter of fiscal 1999 to manufacture automotive batteries in Mexico and South America.

Capitalization

           The Company’s total capitalization of $4.2 billion at March 31, 2000 included short-term debt of $475 million, long-term debt (including the current portion) of $1.3 billion and shareholders’ equity of $2.4 billion. Capitalization at September 30, 1999 and March 31, 1999 was $4.1 billion and $4.2 billion, respectively. Total debt as a percentage of total capitalization at March 31, 2000 declined to 42%, representing a continued decrease from fiscal year-end’s 45% and the 48% level one year ago. The Company continues to lower its debt-to-capitalization ratio by using its strong cash flows from operations and the proceeds from divestitures (see discussion that follows) to reduce debt.

           In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. At the date of acquisition, the Company identified three businesses of Becker Group that were outside of its core operations and, as such, would be sold. These businesses were classified as net assets held for sale in the Consolidated Statement of Financial Position in fiscal 1999. The net assets of the businesses were recorded at fair value less estimated costs to sell, including cash flows during the holding period. The Company completed the sale of these businesses for approximately $212 million during fiscal 1999 and used the after-tax proceeds to reduce debt.

           The Company also completed the sale of the Automotive Systems Group’s Industrial Battery Division for approximately $135 million in March 1999, and used the after-tax proceeds to reduce debt.

           The Company believes its capital resources and liquidity position at March 31, 2000 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 2000 will continue to be funded from operations, supplemented by short-term borrowings, if required.

Restructuring Activities

           As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group’s European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. Through March 31, 2000, approximately $17 million of employee severance and termination costs associated with the consolidation of European and domestic operations were incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at March 31, 2000 totaled approximately $22 million. The majority of the restructuring activities are expected to be completed by the end of fiscal 2000.

Backlog

           The Company’s backlog relates to the Controls Group’s installed control systems operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At March 31, 2000, the unearned backlog of installed control systems contracts (excluding integrated facility management) to be executed within the next year was $1.2 billion, compared with $1.0 billion at March 31, 1999. The $153 million year-over-year increase is primarily attributable to new order growth in North America, both in the new construction and existing buildings markets.

Future Accounting Changes

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note 13 to the consolidated financial statements for a description of this statement.

Other Matters

Euro Conversion

           On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In the first phase, the permanent rates of exchange between the members’ national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU and its action plans are being implemented to address the euro’s impact on information systems, currency exchange rate risk and commercial contracts. Costs of the euro conversion to date have not been material and management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company.

Cautionary Statements for Forward Looking Information

           The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words “believes,” “expects,” “anticipates” or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company’s Form 8-K filing (dated October 11, 1999), could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           For the period ended March 31, 2000, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report to Shareholders for the year ended September 30, 1999. See Note 7 to the consolidated financial statements for a description of derivative financial instruments that were settled during the period ended March 31, 2000.

PART II.—OTHER INFORMATION

Item 1.    Legal Proceedings

           There have been no significant changes in status since the last Report.

Item 4.    Results of Votes of Security Holders

           Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 26, 2000.

Item 5.    Other Information

           (a) William P. Killian, formerly Vice President, Corporate Development and Strategy, retired from the Company.

           (b) Patrick J. Dennis, formerly Corporate Vice President and Corporate Controller, left the Company.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

12 Statement regarding the computation of the ratio of earnings to fixed charges.

27 Financial Data Schedule (electronic filing only).

           (b) There were no reports on Form 8-K filed during the three months ended March 31, 2000.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS , INC .

/S / STEPHEN A. ROELL
By:
Date: May 15, 2000
Stephen A. Roell
Senior Vice President and
Chief Financial Officer