Form 10-Q
period 2000-06-30
JOHNSON CONTROLS INC
filed 2000-08-14
CIK 53669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

    For the transition period from to

                         Commission File Number 1-5097

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                               Outstanding at June 30, 2000
                    -----                               ----------------------------
       Common Stock $.16 2/3 Par Value                           85,870,304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JOHNSON CONTROLS, INC.

                                   FORM 10-Q

                                 June 30, 2000

                                  REPORT INDEX

                                                                        Page No.
                                                                        --------
PART I--FINANCIAL INFORMATION:

  Consolidated Statement of Financial Position at June 30, 2000,
   September 30, 1999 and June 30, 1999................................     3

  Consolidated Statement of Income for the Three- and Nine-Month
   Periods Ended June 30, 2000 and 1999................................     4

  Consolidated Statement of Cash Flows for the Nine-Month Periods
   Ended June 30, 2000 and 1999........................................     5

  Notes to Consolidated Financial Statements...........................     6

  Management's Discussion and Analysis of Financial Condition and
   Results of Operations...............................................     9

  Quantitative and Qualitative Disclosures About Market Risk...........    14

PART II--OTHER INFORMATION:

  Item 1. Legal Proceedings............................................    14

  Item 4. Results of Votes of Security Holders.........................    14

  Item 6. Exhibits and Reports on Form 8-K.............................    14

SIGNATURES.............................................................    15

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (in millions)

                                           June 30,   September 30,  June 30,
                                             2000         1999         1999
                                          ----------- ------------- -----------
                                          (unaudited)               (unaudited)
                 ASSETS
                 ------

Cash and cash equivalents...............   $  234.1     $  276.2     $  248.6
Accounts receivable--net................    2,281.5      2,147.5      2,122.3
Costs and earnings in excess of billings
 on uncompleted contracts...............      220.4        208.7        182.6
Inventories.............................      505.4        524.6        474.2
Other current assets....................      663.3        691.5        619.8
                                           --------     --------     --------
  Current assets........................    3,904.7      3,848.5      3,647.5
Property, plant and equipment--net......    2,029.9      1,996.0      1,929.2
Goodwill--net...........................    2,010.0      2,096.9      2,086.2
Investments in partially-owned
 affiliates.............................      247.1        215.1        212.2
Other noncurrent assets.................      401.0        457.7        425.5
                                           --------     --------     --------
  Total assets..........................   $8,592.7     $8,614.2     $8,300.6
                                           ========     ========     ========


         LIABILITIES AND EQUITY
         ----------------------

Short-term debt.........................   $  218.5     $  477.0     $  432.1
Current portion of long-term debt.......       40.5         94.8         89.9
Accounts payable........................    2,130.3      1,998.5      1,945.7
Accrued compensation and benefits.......      446.6        446.9        415.7
Accrued income taxes....................      146.1        231.2        119.7
Billings in excess of costs and earnings
 on uncompleted contracts...............      182.8        159.2        167.3
Other current liabilities...............      933.0        859.0        889.8
                                           --------     --------     --------
  Current liabilities...................    4,097.8      4,266.6      4,060.2
Long-term debt..........................    1,232.3      1,283.3      1,293.9
Postretirement health and other
 benefits...............................      165.3        166.4        161.9
Other noncurrent liabilities............      644.7        627.9        574.2
Shareholders' equity....................    2,452.6      2,270.0      2,210.4
                                           --------     --------     --------
  Total liabilities and equity..........   $8,592.7     $8,614.2     $8,300.6
                                           ========     ========     ========

    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (in millions, except per share data; unaudited)

                                    Three Months Ended     Nine Months Ended
                                         June 30,              June 30,
                                    --------------------  --------------------
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
Net sales.........................  $ 4,389.3  $ 4,191.0  $13,065.9  $11,944.4
Cost of sales.....................    3,713.1    3,574.9   11,152.6   10,271.9
                                    ---------  ---------  ---------  ---------
  Gross profit....................      676.2      616.1    1,913.3    1,672.5
Selling, general and
 administrative expenses..........      409.2      377.2    1,238.9    1,090.7
                                    ---------  ---------  ---------  ---------
  Operating income................      267.0      238.9      674.4      581.8
Interest income...................        3.8        4.1       11.6       12.0
Interest expense..................      (29.3)     (33.9)     (95.9)    (116.3)
Gain on sale of businesses........        --         --         --        54.6
Miscellaneous--net................       (0.5)      (3.5)       0.1       (2.2)
                                    ---------  ---------  ---------  ---------
  Other income (expense)..........      (26.0)     (33.3)     (84.2)     (51.9)
                                    ---------  ---------  ---------  ---------
Income before income taxes and
 minority interests...............      241.0      205.6      590.2      529.9
Provision for income taxes........       95.4       83.2      233.7      214.6
Minority interests in net earnings
 of subsidiaries..................       12.2       11.3       35.3       26.2
                                    ---------  ---------  ---------  ---------
Net income........................  $   133.4  $   111.1  $   321.2  $   289.1
                                    =========  =========  =========  =========
Earnings available for common
 shareholders.....................  $   130.9  $   108.6  $   313.9  $   281.9
                                    =========  =========  =========  =========
Earnings per share
  Basic...........................  $    1.53  $    1.27  $    3.67  $    3.31
                                    =========  =========  =========  =========
  Diluted.........................  $    1.45  $    1.19  $    3.46  $    3.10
                                    =========  =========  =========  =========


    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions; unaudited)

                                                                Nine Months
                                                              Ended June 30,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
OPERATING ACTIVITIES
Net Income................................................... $ 321.2  $ 289.1
Adjustments to reconcile net income to cash provided by
 operating activities
  Depreciation...............................................   289.3    272.7
  Amortization of intangibles................................    57.9     59.1
  Equity in earnings of partially-owned affiliates, net of
   dividends received........................................    (7.1)    15.1
  Deferred income taxes......................................   (14.3)   (12.9)
  Gain on sale of businesses.................................     --     (54.6)
  Other......................................................    (1.8)    12.8
  Changes in working capital, excluding acquisition and
   divestiture of businesses
    Receivables..............................................  (194.5)  (156.3)
    Inventories..............................................     5.5    (48.4)
    Other current assets.....................................   (45.5)     5.7
    Accounts payable and accrued liabilities.................   257.3    457.5
    Accrued income taxes.....................................   (29.3)   (21.3)
    Billings in excess of costs and earnings on uncompleted
     contracts...............................................    20.7     38.0
                                                              -------  -------
      Cash provided by operating activities..................   659.4    856.5
                                                              -------  -------
INVESTING ACTIVITIES
Capital expenditures.........................................  (382.5)  (329.6)
Sale of property, plant and equipment--net...................    11.8     31.8
Acquisition of businesses, net of cash acquired..............   (11.0)  (139.2)
Divestiture of businesses....................................    75.0    315.1
Additions of long-term investments...........................   (12.8)   (17.8)
                                                              -------  -------
      Cash used by investing activities......................  (319.5)  (139.7)
                                                              -------  -------
FINANCING ACTIVITIES
Decrease in short-term debt--net.............................  (262.3)  (863.2)
Issuance of long-term debt...................................    22.3    346.0
Repayment of long-term debt..................................   (78.8)   (26.9)
Payment of cash dividends....................................   (79.7)   (72.0)
Other........................................................    16.5     13.9
                                                              -------  -------
      Cash used by financing activities......................  (382.0)  (602.2)
                                                              -------  -------
(Decrease) increase in cash and cash equivalents............. $ (42.1) $ 114.6
                                                              =======  =======

    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Financial Statements

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1999. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the Company's 2000 fiscal year because of seasonal and other factors.

2. Cash Flow

   For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

   Income taxes paid during the nine months ended June 30, 2000 and 1999 (net of income tax refunds) totaled approximately $219 million and $193 million, respectively. Total interest paid was $100 million and $114 million for the nine months ended June 30, 2000 and 1999, respectively. The decrease reflects the Company's use of its cash flows and proceeds from divestitures of non-core businesses to reduce debt.

3. Inventories

   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

                                                 June 30, September 30, June 30,
                                                   2000       2000        1999
                                                 -------- ------------- --------
                                                          (in millions)
   Raw materials and supplies...................  $260.6     $312.1      $245.4
   Work-in-process..............................    76.5       71.7        85.1
   Finished goods...............................   202.2      174.5       179.5
                                                  ------     ------      ------
     FIFO inventories...........................   539.3      558.3       510.0
   LIFO reserve.................................   (33.9)     (33.7)      (35.8)
                                                  ------     ------      ------
     LIFO inventories...........................  $505.4     $524.6      $474.2
                                                  ======     ======      ======

4. Income Taxes

   The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pre-tax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year.

5. Comprehensive Income

   Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, such as foreign currency translation adjustments. Comprehensive income for the three months ended June 30,

                             JOHNSON CONTROLS INC.

2000 and 1999 was $74 million and $92 million, respectively. Comprehensive income for the nine months ended June 30, 2000 and 1999 was $232 million and $309 million, respectively. The differences between comprehensive income and net income for all periods presented represent foreign currency translation adjustments. Comparability of income between nine-month periods is affected by the prior year gain on sale of businesses of $32.5 million, after-tax, recorded in March 1999 (see Note 10).

6. Earnings Per Share

   The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three- and nine-month periods ended June 30, 2000 and 1999:

                                                 Three Months     Nine Months
                                                  Ended June      Ended June
                                                      30,             30,
                                                 --------------  --------------
                                                  2000    1999    2000    1999
                                                 ------  ------  ------  ------
                                                        (in millions)
Income Available to Common Shareholders
Net Income.....................................  $133.4  $111.1  $321.2  $289.1
Preferred stock dividends, net of tax benefit..    (2.5)   (2.5)   (7.3)   (7.2)
                                                 ------  ------  ------  ------
Basic income available to common shareholders..  $130.9  $108.6  $313.9  $281.9
                                                 ======  ======  ======  ======
Net Income.....................................  $133.4  $111.1  $321.2  $289.1
Effect of Dilutive Securities:
  Compensation expense, net of tax benefit,
   arising from assumed conversion of preferred
   stock.......................................    (1.0)   (1.2)   (3.2)   (3.6)
                                                 ------  ------  ------  ------
Diluted income available to common
 shareholders..................................  $132.4  $109.9  $318.0  $285.5
                                                 ======  ======  ======  ======
Weighted Average Shares Outstanding
Basic weighted average shares outstanding......    85.8    85.3    85.6    85.1
Effect of Dilutive Securities:
  Stock options................................     1.3     1.8     1.3     1.7
  Convertible preferred stock..................     5.1     5.3     5.1     5.3
                                                 ------  ------  ------  ------
Diluted weighted average shares outstanding....    92.2    92.4    92.0    92.1
                                                 ======  ======  ======  ======

7. Segment Information

   The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. Financial information relating to the Company's reportable segments was as follows:

                                            Three Months        Nine Months
                                           Ended June 30,     Ended June 30,
                                          ----------------- -------------------
                                            2000     1999     2000      1999
                                          -------- -------- --------- ---------
                                                      (in millions)
Sales
Automotive Systems Group................. $3,285.6 $3,187.1 $ 9,840.4 $ 9,046.9
Controls Group...........................  1,103.7  1,003.9   3,225.5   2,897.5
                                          -------- -------- --------- ---------
  Total.................................. $4,389.3 $4,191.0 $13,065.9 $11,944.4
                                          ======== ======== ========= =========
Operating Income
Automotive Systems Group................. $  220.0 $  199.2 $   544.9 $   472.7
Controls Group...........................     47.0     39.7     129.5     109.1
                                          -------- -------- --------- ---------
  Total.................................. $  267.0 $  238.9 $   674.4 $   581.8
                                          ======== ======== ========= =========

                             JOHNSON CONTROLS INC.

8. Pre-Production Costs Related to Long-Term Supply Arrangements

   Effective January 1, 2000, the Company adopted on a prospective basis the guidance provided in Emerging Issues Task Force (EITF) Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." EITF Issue 99-5 addresses whether design and development costs related to long-term supply arrangements should be expensed or capitalized. The Company's policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred. Costs for molds, dies, and other tools used to make products that will be sold under long-term supply arrangements are capitalized if the Company has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; if not, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for evidence of impairment. Adoption of EITF Issue 99-5 did not materially affect the Company's results of operations.

9. Acquisition of Business

   In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. As part of the acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. Through June 30, 2000, approximately $18 million of employee severance and termination costs associated with the consolidation of European and domestic operations were incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at June 30, 2000 totaled approximately $21 million. The majority of the restructuring activities are expected to be completed by the end of fiscal 2000.

10. Divestiture of Businesses

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

                             JOHNSON CONTROLS INC.

12. Future Accounting Changes

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires all derivative instruments to be recorded in the statement of financial position at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The statement, as amended by SFAS No. 137 and No. 138, will be effective October 1, 2000 for the Company. The effect of adoption of this statement is not expected to have a material effect on the Company's net earnings or statement of financial position.

13. Subsequent Events

   On July 9, 2000, the Company announced its friendly tender offer for 100% of the outstanding shares of Ikeda Bussan Co. Ltd. (Ikeda), a Japan-based manufacturer of automotive seating. Ikeda is the primary supplier of seating to the Nissan group and had consolidated net sales in 1999 of approximately $1.2 billion. The Company will pay approximately $1.12 per share to acquire Ikeda and, based on its offer for 100% of the outstanding shares, the Company expects to pay approximately $100 million, plus the assumption of approximately $85 million of debt. Ikeda has welcomed the offer and two of Ikeda's primary shareholders, with holdings in excess of 50% of Ikeda's shares, have stated that they will tender their shares. The acquisition is expected to be completed in September 2000 and will be accounted for as a purchase.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods ended June 30, 2000 and June 30, 1999

   Third quarter consolidated net sales of $4.4 billion increased 5% from the prior year quarter's $4.2 billion. The effect of currency translation, primarily associated with the euro, reduced consolidated net sales by 3%, or $125 million.

   Automotive Systems Group sales for the third quarter increased to $3.3 billion, 3% above the prior year's $3.2 billion. Sales of automotive seating systems, interior systems and batteries in North America represented approximately two-thirds of the segment's sales increase. Seating and interior systems sales in North America were higher, in line with the quarter's 3% to 4% increase in the industry vehicle production level. Increased volume attributable to the segment's content on many fast-selling light trucks and passenger cars was partially offset in the quarter by lower production levels for certain programs and the timing of new product launches. Sales of automotive batteries rose, due to higher unit shipments primarily to aftermarket customers. Automotive seating and interior systems sales in Europe were level with the prior year, as sales growth of approximately 13% in local currency was negated by the effect of currency translation.

   Controls Group sales reached $1.1 billion for the current quarter, a 10% increase compared with the prior period's $1.0 billion. The period's increase was attributable to activity in the segment's North American and Asian markets. Sales in North America increased 16% compared with the prior year period, with the region benefiting from significant new and expanded integrated facility management contracts and increased installed control systems contracts in both the new construction and existing buildings markets. Sales of facility management services and control systems in Asia increased 15%, reflecting the segment's expanded position in the Japanese non-residential buildings market. European sales declined, primarily due to unfavorable exchange rates. Current quarter orders for installed control systems exceeded the prior year, due principally to growth in North America and Asia.

   Consolidated operating income for the third quarter of fiscal 2000 rose to $267 million, up 12% from the prior year's $239 million. The Company's two operating segments each provided strong contributions to the quarter's growth.

   Operating income for the Automotive Systems Group increased 10% to $220 million compared with the prior year's $199 million. Operating margins increased in all of the segment's primary geographic markets. The margin growth reflects the segment's ongoing quality improvement and cost reduction efforts. North American operating income was higher, with increased volume and gross margins partially offset by additional engineering costs for new programs and proprietary research and development. European operations contributed significantly to the quarter's increase, despite the negative effect of currency translation, as reduced start-up costs and maturing programs resulted in lower selling, general and administrative (SG&A) expenses, as a percentage of sales. In other markets, operating losses associated with seating programs in South America declined notably in the quarter, while losses in emerging Asian markets increased as the Company establishes its technological presence in that region.

   Controls Group operating income for the quarter was $47 million, rising 18% from the prior year's $40 million. The segment's increase in operating income was attributable to growth in both its facility management and installed control systems operations. The segment's strong earnings growth reflects increased sales volume and higher gross margins. Margin enhancement has resulted from the segment's investments in automated tools and training to improve contract execution and efficiency, including project estimation, management and installation.

   Net interest expense of $25 million for the quarter decreased 14% from the prior year's $30 million. Interest expense has declined over the past year and one-half, as the Company has used its strong operating cash flows and the proceeds from prior year divestitures of non-core businesses (see discussion that follows) to reduce debt.

   The effective income tax rate was 39.6% for the current quarter compared with 40.5% for the comparable period last year. The effective rate declined due principally to a reduction of taxes imposed on foreign earnings.

   The Company's net income for the third quarter of fiscal 2000 rose 20% to $133 million compared with the prior year's $111 million. The increase was attributable to operating income growth, reduced interest expense and a lower effective income tax rate. Earnings per share increased to $1.45 per diluted share, up from $1.19 in the prior year. Current quarter earnings rose despite the effect of currency translation, which reduced earnings by $.04 per diluted share.

Comparison of Operating Results for the Nine-Month periods ended June 30, 2000 and June 30, 1999

   Consolidated net sales increased to $13.1 billion for the nine months ended June 30, 2000, 9% higher than the prior year's sales of $11.9 billion. The effect of currency translation, primarily associated with the euro, reduced the current period's consolidated net sales by 3%, or $360 million.

   Automotive Systems Group sales rose to $9.8 billion for the first nine months of the current fiscal year, a 9% increase from the prior year's $9.0 billion. Strong demand in North America for automotive seating systems, interior systems and batteries propelled the segment's growth, with approximately three-quarters of the increase due to the North American market. Seating and interior systems in both North America and Europe (before the negative effect of currency translation) achieved double-digit sales growth, exceeding the more modest vehicle production levels in those markets. Sales of automotive batteries were higher, with unit shipments increasing by over 10% compared with last year. The increase reflects growth from existing customers as well as last year's new contract with Sears, Roebuck & Co. to supply all of its automotive batteries, which reached full production levels in the third quarter of fiscal 1999.

   Controls Group sales for the first nine months of fiscal 2000 totaled $3.2 billion, up 11% from the prior period's $2.9 billion. The current fiscal year's increase was attributable to activity in the segment's North American and Asian markets. New and expanded integrated facility management and installed control systems contracts in North America increased sales by 14% compared with the prior year. Sales in Asia were 33% higher than last year, reflecting the segment's expanded position in the Japanese non-residential buildings market. Sales of facility management services and control systems in Europe declined, primarily due to unfavorable exchange rates. Orders for installed control systems in the period exceeded the prior year, due to growth in North America.

   Consolidated sales growth is expected to continue during the final quarter of the fiscal year. Automotive Systems Group sales for the fourth quarter are projected to be comparable with the prior year period's sales. Segment sales should reflect continued weakness in the euro and a level North American industry vehicle production build compared with last year's record volume. The Controls Group is expected to achieve a strong single-digit increase in sales for the final quarter of the fiscal year compared with the prior year period. The fourth quarter year-over-year comparison will be affected by last year's addition of its facilities management operations in Japan, which began recording significant sales in the prior year's final quarter, and by the uncommonly strong sales level attributable to domestic control systems and services in the prior year.

   Consolidated operating income rose 16% to $674 million for the first nine months of fiscal 2000, increasing from the prior year's $582 million. Both of the Company's operating segments achieved double-digit growth compared with the prior fiscal year.

   Automotive Systems Group operating income of $545 million was 15% higher than the prior year's $473 million. Segment operating margin also increased compared to the prior year, reflecting ongoing quality improvement and cost reduction efforts. The segment achieved operating income growth in all of its primary geographic markets, led by increased volume of seating systems, interior systems and batteries and higher gross margins in North America. Operating income in Europe increased despite the negative effect of currency translation, as reduced start-up costs and maturing programs resulted in lower SG&A expenses, as a percentage of sales. In the segment's other global markets, losses in South America declined, while operating losses in emerging markets in Asia increased as the Company establishes its technological presence in that region.

   Operating income for the Controls Group for the current period rose to $129 million, up 19% from the prior year's $109 million. Operating income and margins associated with both facility management and installed control systems contracts increased over the prior year period. The growth was due to increased volume and higher gross margins. Margin enhancement has resulted from the segment's investments in automated tools and training to improve contract execution and efficiency, including project estimation, management and installation.

   Net interest expense fell by $20 million, or 19%, compared to the prior year. The decline reflects the Company's use of its strong operating cash flows and the proceeds from prior year divestitures of non-core businesses to reduce debt.

   Fiscal 1999's gain on sale of businesses primarily resulted from the sale of the Automotive Systems Group's Industrial Battery Division for approximately $135 million on March 1, 1999. The Industrial Battery Division had sales of approximately $87 million for the fiscal year ended September 30, 1998. The Company also recorded a loss related to the disposal of a small Controls Group operation in the United Kingdom. The net gain on these transactions was $54.6 million ($32.5 million or $.38 per basic share and $.35 per diluted share, after-tax).

   The effective income tax rate was 39.6% for the nine-month period ended June 30, 2000 compared with 40.5% for the comparable period last year. The effective rate declined due principally to a reduction of taxes imposed on foreign earnings.

   Minority interests in net earnings of subsidiaries were $35 million for the current year-to-date period, compared with $26 million in the prior year. Approximately two-thirds of the increase was attributable to higher earnings from affiliates in the Japanese non-residential buildings market. The automotive segment also recorded increased earnings from its domestic subsidiaries.

   Net income for the first nine months of fiscal 2000 reached $321 million, 25% higher than the prior year's $257 million (before the prior year gain on sale of businesses of $32.5 million, after-tax). Current year net income growth was due to increased operating income, reduced interest expense and a lower effective income tax rate. On a diluted basis, earnings per share for the current fiscal year were $3.46, rising from $2.75 in the prior year (before the prior year gain on sale of businesses of $.35 per diluted share, after-tax). Current year earnings per share rose despite the effect of currency translation, which reduced earnings by $.09 per diluted share.

Comparison of Financial Condition

 Working Capital and Cash Flow

   Working capital at June 30, 2000 was a negative $193 million, compared with a negative $418 million at fiscal year-end and a negative $413 million at June 30, 1999. The increase in working capital compared with the prior year periods principally reflects the ongoing reduction of short-term debt. Working capital, excluding cash and debt, of a negative $168 million was lower than the comparable prior year period, with the decrease primarily associated with higher accounts payable.

   The Company's operating activities provided cash of $659 million during the first nine months of the year compared to $857 million in the prior year period. Working capital changes, primarily accounts payable, partially offset by the adjustment for the gain on sale of businesses recorded in the prior year period, account for the difference in cash provided between periods.

 Capital Expenditures and Other Investments

   Capital expenditures for property, plant and equipment of $383 million for the nine months ended June 30, 2000 increased from last year's capital spending of $330 million. The Company expects capital expenditures for the full year to approximate $525 to $550 million. The majority of the spending is expected to be associated with automotive seating and interior systems expansion, as well as battery manufacturing automation projects. Controls Group spending will be focused on information and building systems technology.

   The Controls Group acquired two relatively small businesses during the second quarter of fiscal 2000 to complement its facilities management and control systems operations. The Company also completed several acquisitions in the prior year. Notable among the prior year acquisitions was the purchase of Cardkey Systems, a worldwide security management systems provider, in the first quarter of fiscal 1999.

   In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. At the date of acquisition, the Company identified three businesses of Becker Group that were outside of its core operations and, as such, were classified as net assets held for sale. The Company completed the sale of these businesses for approximately $212 million during fiscal 1999 and used the after-tax proceeds to reduce debt.

   The Company completed the sale of the Automotive Systems Group's Industrial Battery Division for approximately $135 million in March 1999 and used the after-tax proceeds to reduce debt. Additionally, in May 2000, the Company received the deferred portion of proceeds from the fiscal 1997 sale of its Plastic Container Division, and used the $75 million proceeds to reduce debt.

 Capitalization

   The Company's total capitalization of $3.9 billion at June 30, 2000 was comprised of short-term debt of $.2 billion, long-term debt (including the current portion) of $1.3 billion and shareholders' equity of $2.4 billion. Capitalization at September 30, 1999 and June 30, 1999 was $4.1 billion and $4.0 billion, respectively. Total debt as a percentage of total capitalization at June 30, 2000 declined to 38%, a significant decrease from the 45% level at fiscal year-end and one year ago. The decline in the debt-to-capitalization ratio reflects the Company's use of its strong cash flows from operations to reduce debt.

   The Company believes its capital resources and liquidity position at June 30, 2000 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 2000 will continue to be funded from operations, supplemented by short-term borrowings, if required.

 Restructuring Activities

   As part of the Becker Group acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and termination benefit costs and plant closure costs. Through June 30, 2000, approximately $18 million of employee severance and termination costs associated with the consolidation of European and domestic operations were incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at June 30, 2000 totaled approximately $21 million. The majority of the restructuring activities are expected to be completed by the end of fiscal 2000.

Backlog

   The Company's backlog relates to the Controls Group's installed control systems operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At June 30, 2000, the unearned backlog of installed control systems contracts (excluding integrated facility management) to be executed within the next year was $1.26 billion, compared with $1.11 billion at June 30, 1999. The $150 million year-over-year increase is primarily attributable to new order growth in North America, both in the new construction and existing buildings markets.

Pending Acquisition

   On July 9, 2000, the Company announced its friendly tender offer for 100% of the outstanding shares of Ikeda Bussan Co. Ltd. (Ikeda), a Japan-based manufacturer of automotive seating. Ikeda is the primary supplier of seating to the Nissan group and had consolidated net sales in 1999 of approximately $1.2 billion. The Company will pay approximately $1.12 per share to acquire Ikeda and, based on its offer for 100% of the outstanding shares, the Company expects to pay approximately $100 million, plus the assumption of approximately $85 million of debt. Ikeda has welcomed the offer and two of Ikeda's primary shareholders, with holdings in excess of 50% of Ikeda's shares, have stated that they will tender their shares. The acquisition is expected to be completed in September 2000 and will be accounted for as a purchase. The acquisition is anticipated to be financed with yen-denominated debt.

Future Accounting Changes

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 12 to the consolidated financial statements for a description of this statement.

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

Cautionary Statements for Forward Looking Information

   The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company's Form 8-K filing (dated October 11, 1999), could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Quantitative and Qualitative Disclosures About Market Risk

   For the period ended June 30, 2000, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 1999.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   There have been no significant changes in status since the last Report.

Item 4. Results of Votes of Security Holders

   Reference is made to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 26, 2000.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

         Statement regarding the computation of the ratio of earnings to fixed
     12  charges.

     27  Financial Data Schedule (electronic filing only).

   (b) There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Johnson Controls, Inc.

                                          By:  /s/ David B. Mullen
                                             ----------------------------------
                                              Senior Vice President and Chief
                                                     Financial Officer

Date: August 14, 2000