Form 10-Q/A
period 2000-06-30
JOHNSON CONTROLS INC
filed 2000-08-14
CIK 53669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                  FORM 10-Q/A

                            Amendment #1 to Form 10-Q

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

                                          Johnson Controls, Inc.

                                          By:  /s/ Stephen A. Roell
                                             ----------------------------------
                                              Senior Vice President and Chief
                                                     Financial Officer

Date: August 14, 2000