Form 10-K405
period 2000-09-30
JOHNSON CONTROLS INC
filed 2000-12-22
CIK 53669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 1-5097

                             JOHNSON CONTROLS, INC.
             (Exact name of registrant as specified in its charter)

            WISCONSIN                                  39-0380010
     (State of Incorporation)               (I.R.S. Employer Identification
                                                          No.)

     5757 N. GREEN BAY AVENUE                            53201
           P.O. BOX 591                                (Zip Code)
       MILWAUKEE, WISCONSIN
 (Address of principal executive
              offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 524-1200
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                   ON WHICH REGISTERED
       -------------------                  ---------------------
Common Stock, $.16- 2/3 par value          New York Stock Exchange
 Rights to Purchase Common Stock           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                       AGGREGATE MARKET
                                            VALUE
                                   OF NONAFFILIATES' SHARES   NUMBER OF SHARES
                                      AS OF NOVEMBER 16,       OUTSTANDING AT
       TITLE OF EACH CLASS                   2000             NOVEMBER 16, 2000
       -------------------         ------------------------   -----------------
Common Stock, $.16- 2/3 par value       $4,856,311,651           86,047,604
 Series D Convertible Preferred
              Stock,
    $1.00 par value, $512,000
        liquidation value               $  282,799,395              250.542

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate by reference portions of the Annual Report to Shareholders for the year ended September 30, 2000.

     Part III incorporates by reference portions of the Proxy Statement dated December 1, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JOHNSON CONTROLS, INC.

                       Index to Annual Report on Form 10-K

                          Year Ended September 30, 2000
                                                                            Page
              CAUTIONARY STATEMENTS FOR FORWARD-LOOKING
               INFORMATION..............................................      3

                                     PART I.

ITEM  1.      BUSINESS..................................................      3

ITEM  2.      PROPERTIES................................................     11

ITEM  3.      LEGAL PROCEEDINGS.........................................     14

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS......................................     15

              EXECUTIVE OFFICERS OF THE REGISTRANT......................     15

                                    PART II.

ITEM  5.      MARKET FOR THE REGISTRANT'S COMMON STOCK
               AND RELATED STOCKHOLDER MATTERS..........................     17

ITEM  6.      SELECTED FINANCIAL DATA...................................     17

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............     17

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK........................................     18

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............     18

ITEM  9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE...............................................     18

                                    PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........     18

ITEM 11.      EXECUTIVE COMPENSATION....................................     18

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT....................................     18

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............     18

                                    PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE
               AND REPORTS ON FORM 8-K..................................     19

              INDEX TO EXHIBITS.........................................  24-27

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION


Johnson Controls, Inc. (the Company) has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words "believes," "expects," "anticipates," "projects" or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company's Form 8-K filing (dated October 26, 2000) could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.


PART I

ITEM 1   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Johnson Controls, Inc. is a Wisconsin corporation organized in 1885. Its principal office is located at 5757 North Green Bay Avenue, Milwaukee, Wisconsin 53201-0591. From 1885 through 1978, the Company's operations were predominantly in the controls business. Since 1978, the Company's operations have been diversified through acquisitions and internal growth. It currently conducts business in two operating segments, controls ("Controls Group") and automotive ("Automotive Systems Group").

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

The Company's operations have broadened over the last two decades through organic growth, augmented by strategic acquisitions, to include the manufacture of automotive seating and interior systems and automotive batteries. The Automotive Systems Group is a global leader in supplying a wide variety of automotive interior products, including seating systems, instrument panels, overhead components and systems, floor consoles and storage systems, door systems, electronics, cargo management, and battery and power management.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

Note 15, "Segment Information," of the Notes to Consolidated Financial Statements on pages 41 through 42 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

PRODUCTS AND SERVICES

AUTOMOTIVE SYSTEMS GROUP

The Automotive Systems Group designs and manufactures products for passenger cars and light trucks. The segment produces automotive seating and interior systems for original equipment manufacturers and automotive batteries for the replacement and original equipment markets.

The segment designs and manufactures seating and interior systems for manufacturers of cars and light trucks, including vans and sport utility vehicles. Seating system products include seats, seating foam pads, mechanisms, metal frames and trim covers. Interior systems products include overhead systems, door systems, floor consoles, cockpits and instrument panels, with a specialization of electronics integration into vehicle interiors. The Automotive Systems Group is among the world's largest automotive suppliers, providing seating and interior systems for more than 23 million vehicles annually.

The Automotive Systems Group is a global supplier of automotive seating and interior systems, subsystems and components, with over 285 locations throughout the world. Seating and interior systems are manufactured or assembled in 161 cities worldwide. In addition to its domestic operations, the Automotive Systems Group has seating and interior systems operations in 27 foreign countries.

The segment operates 77 assembly plants that supply automotive manufacturers with complete seats on a "just-in-time/in-sequence" basis. All foam and metal seating components, covers and seat mechanisms are shipped to these plants from the segment's production facilities or outside suppliers. The seats are then assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line.

The Company's seating and interior systems capabilities have grown significantly during the last several years. Seating systems operations have expanded principally through internal growth, while interior systems growth has been aided by strategic acquisitions, which provide platforms for growth in the next decade. Seating and interior systems sales comprised approximately 92 percent of total segment sales in fiscal 2000.

The Automotive Systems Group's production of automotive batteries generates the remaining portion of segment sales. The segment is the largest automobile battery manufacturer in North and South America, supplying batteries to the replacement and original equipment markets. Automotive batteries are sold primarily under private label to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. Batteries and plastic battery containers are manufactured at 11 plants in the United States and, via partially-owned affiliates, at plants in India, Mexico and South America.

CONTROLS GROUP

The Controls Group is a major worldwide supplier of control systems, services and products, providing energy management, temperature and ventilation control, security, and fire safety for non-residential buildings. The Controls Group engineers, manufactures, installs and services control systems. The segment employs sales engineers, application engineers and mechanics working out of branch offices located in approximately 300 principal cities throughout the world. The segment manufactures a broad line of electric and electronic products for sale to its own sales force and to original equipment manufacturers, wholesalers and distributors of air-conditioning, refrigeration, commercial and residential heating, and water-pumping equipment. Control systems products are manufactured in seven domestic and five foreign facilities.

The Controls Group is also a leading supplier of integrated facility management for commercial buildings and government facilities, with offices in over 36 countries worldwide. The integrated facility management business provides strategic facility management services and workplace consulting, including a wide range of on-site operations and maintenance support. Commercial facility management services are provided to businesses in industries using, for example, data centers and research labs, where facilities and workplace performance is essential to business success. Government facility management services are provided for military bases, research and testing laboratories and other government facilities.

Worldwide, approximately 40 percent of the Controls Group's sales are derived from the installation and service of control systems to the existing worldwide commercial building market, 15 percent from control system installations for newly constructed buildings, while the remaining 45 percent originates from integrated facility management.

ACQUISITIONS AND DIVESTITURES

The Company has completed several key acquisitions during the past three years. In September 2000, the Company completed the acquisition of a controlling interest in Ikeda Bussan Co. Ltd., a Japanese supplier of automotive seating. In 1998, the Company acquired Becker Group, Inc., a major supplier of automotive interior systems, particularly to the European market. The integration of these businesses provide platforms for the Company's continued growth in the global markets for seating and interior systems.

The Company has also divested of several non-core businesses during the past three years. The Company sold the Industrial Battery and Plastics Machinery Divisions in 1999 and 1998, respectively.

MAJOR CUSTOMERS AND COMPETITION

As described previously, the Company is a major supplier to the automotive industry. Sales to its major customers, as a percentage of consolidated net sales, were as follows for the most recent three-year period:


Customer                              2000             1999             1998
--------                              ----             ----             ----
DaimlerChrysler AG                     16%              16%              13%
Ford Motor Company                     13%              13%              16%
General Motors Corporation             14%              13%              13%

AUTOMOTIVE SYSTEMS GROUP

Approximately 55 percent of Automotive Systems Group sales over the last three years were to the three automobile manufacturers listed in the previous table. In fiscal 2000, approximately 72 percent of the Company's total sales to these manufacturers originated in North America, 25 percent were based in Europe and 3 percent were attributable to other foreign markets. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the segment is affected by general business conditions in this industry.

The Automotive Systems Group faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers which themselves produce or have the capability to produce many of the products the segment supplies. Competition is based on technology, quality and price. Design, engineering and product planning are increasingly important factors.

In the North American and European markets for seating systems, the segment's principal competitors include Lear Corporation, Faurecia, and Magna International, Inc. The market for interior systems is highly fragmented in both North America and Europe. Principal competitors include Lear Corporation, Delphi Automotive Systems Corporation, Visteon Corporation, Textron, Inc., Sommer Allibert Industrie (to be acquired by Faurecia), and Magna International, Inc.

Approximately 85 percent of the Automotive Systems Group's automotive battery sales in fiscal 2000 were to the automotive replacement market, with the remaining sales to the original equipment market. The segment is the principal supplier of automotive batteries to Interstate Battery System of America, Inc., AutoZone, Inc. and Sears, Roebuck & Co., and is a major supplier of automotive batteries to Wal Mart Stores, Inc. Each of these customers sell replacement batteries under their own brand labels. Original equipment and replacement batteries are sold to a number of large manufacturers of motor vehicles.

Automotive battery sales depend principally on quality, price, delivery, and service, including marketing support and technical advice. The segment primarily competes in the battery market with Exide Technologies and Delphi Automotive Systems Corporation.

CONTROLS GROUP

The Controls Group conducts much of its control systems and services and integrated facility management operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in awarding contracts include product and service quality, price, reputation, design, application engineering capability and construction management expertise. The Controls Group's primary competitors in the control systems and services market are Honeywell International, Landis & Staefa (of Siemens AG) and Invensys plc. The integrated facility management services market is highly fragmented, with no other company being dominant.

Integrated facility management sales are largely dependent upon numerous individual contracts with commercial businesses worldwide and various departments and agencies of the U.S. Federal Government. The loss of any individual contract would not have a materially adverse effect on the Company.

BACKLOG

At September 30, 2000, the Company's Automotive Systems Group had an incremental backlog of new orders for its seating and interior systems to be executed within the next fiscal year of approximately $1.2 billion. The automotive backlog is generally subject to a number of risks and uncertainties, such as the actual volume and timing of vehicle production upon which the orders are based.

The Company's backlog relating to the Controls Group was applicable to its control systems and services operations, which derive a significant portion of revenues from long-term contracts that are accounted for on the percentage-of-completion method. In accordance with customary industry practice, customers are progress billed on an estimated basis as work proceeds. At September 30, 2000, the unearned backlog of installed control systems contracts to be executed within the next fiscal year was $1.3 billion, compared with the prior year's $1.1 billion. The preceding data does not include amounts associated with unearned integrated facility management contracts because such contracts are typically multi-year service awards; the backlog amount outstanding at any given period is not necessarily indicative of the amount of revenue to be earned in the coming fiscal period.

RAW MATERIALS

Raw materials used by the Automotive Systems Group in connection with its automotive seating, interiors and battery operations, including steel, urethane chemicals, lead, sulfuric acid and polypropylene, were readily available during the year and such availability is expected to continue. The Controls Group is not dependent upon any single source of supply for essential materials, parts or components.

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

The Company has numerous registered trademarks in the United States and in many foreign countries. The most important of these marks are "JOHNSON CONTROLS" (including a stylized version thereof), "JCI" and "JOHNSON. " These marks are universally used in connection with certain of its product lines and services. The trademarks and servicemarks "ALLIANCE," "PENN," "METASYS," "HOMELINK," "AUTOVISION" and "TRAVELNOTE" are used in connection with certain Company product lines and services. Original equipment and replacement automotive batteries are sold carrying customer-owned private labels and trademarks. The Company also markets automotive batteries under the licensed trademarks "EVEREADY" and "ENERGIZER."

Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company's claim to copyright protection under U.S. law and appropriate international treaties.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

The Company's domestic operations are governed by federal and state laws related to the protection of the environment (Environmental Laws) and by federal and state laws addressing workers' safety and health (Worker Safety Laws). These laws govern ongoing operations and require remediation of sites associated with current and past operations. Under certain circumstances, they provide for civil and criminal penalties, as well as injunctive and remedial relief, for noncompliance.

The Company has expended substantial resources, both financial and managerial, to comply with Environmental Laws and Worker Safety Laws and maintains procedures designed to foster and ensure compliance. These resources are expended both in the U.S. and overseas. Certain of the Company's businesses are and have been engaged in the handling or use of substances or compounds that may be considered toxic or hazardous within the meaning of the Environmental Laws and Worker Safety Laws. While this creates the risk of environmental liability rising out of the Company's operations and products, the Company is committed to protect the environment and comply with all such applicable laws utilizing available technology.

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

ENVIRONMENTAL CAPITAL EXPENDITURES

The Company's ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in 2000 related solely to environmental compliance were not material. It is management's opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company's financial results or competitive position in any one year.

EMPLOYEES

As of September 30, 2000, the Company employed approximately 105,000 employees, of whom approximately 75,000 were hourly and 30,000 were salaried.

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

INTERNATIONAL OPERATIONS

The Automotive Systems Group has manufacturing facilities worldwide. The segment has wholly- and majority-owned automotive seating and interior systems manufacturing facilities located outside the United States, including plants in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, France, Germany, Hungary, India, Italy, Japan, Mexico, The Netherlands, Portugal, Slovakia, South Africa, Spain, Sweden, Thailand and the United Kingdom. These facilities produce, depending on the location, complete seats, interior systems and related components. The segment has partially-owned operations in Asia, Europe and South America that manufacture complete seats, headliners and/or seating components. The segment also has partially-owned affiliates in India, Mexico and South America that produce automotive batteries. Licensing and joint venture arrangements are also in effect with certain foreign manufacturers of batteries and automotive parts.

Through a number of foreign subsidiaries and branches, the Controls Group operates fully-staffed sales offices, offering engineering, installation and service capabilities (the counterpart to the domestic controls operations), and, in many cases, integrated facility management services. Offices are located in Australia, Austria, Belgium, Brazil, Canada, China, CIS (Russia), the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, Norway, the Philippines, Poland, Portugal, Republic of Kazakhstan, Saudi Arabia, Singapore, Slovak Republic, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates and the United Kingdom. In addition, Controls Group products are marketed through distributors represented in approximately 40 countries. Products are manufactured in plants located in China, Germany, Italy, Mexico and The Netherlands, with the remainder of the product line supplied from the United States and via partially-owned affiliates. The Controls Group also has joint venture operations in Argentina, China, Italy, Kuwait, Malaysia, Singapore and Thailand.

The financial results of all foreign operations are subject to currency exchange rate fluctuations. The Company selectively uses financial instruments to minimize its risk of loss from fluctuations in exchange rates. The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominantly intercompany transactions. Gains and losses from hedging instruments offset the gains or losses on the underlying assets, liabilities and investment positions being hedged. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Note 15, "Segment Information," of the Notes to Consolidated Financial Statements on pages 41 through 42 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

RESEARCH AND DEVELOPMENT EXPENDITURES

Expenditures for research activities relating to product development and improvement are charged against income as incurred. Such expenditures amounted to $404 million in 2000, $346 million in 1999 and $246 million in 1998. In addition, the Company expended $207 million in 2000, $170 million in 1999 and $131 million in 1998 for research activities sponsored by customers.

ITEM 2   PROPERTIES

The Company has numerous wholly- and majority-owned manufacturing facilities located throughout the world. The Company considers its facilities to be suitable and adequate. The majority of the facilities are operating at normal levels based on capacity.

The principal manufacturing, administrative, and research and development facilities listed on the following pages by segment and location total approximately 33 million square feet of floor space and are owned by the Company except as noted. In addition, hundreds of Controls Group branch offices in major cities throughout the world are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.


                            AUTOMOTIVE SYSTEMS GROUP
--------------------------------------------------------------------------------------------------

Alabama            Cottondale                  Oregon                   Canby (Portland)
California         Fullerton                   South Carolina           Oconee
                   Livermore                   Tennessee                Athens
                   Modesto                                              Lewisburg
                   Stockton (1)                                         Lexington
Delaware           New Castle                                           Linden
                   Middletown                                           Murfreesboro (2)
Florida            Tampa                                                Pulaski (2)
Georgia            Suwanee (2)                 Texas                    El Paso (1)
Illinois           Geneva                      Virginia                 Chesapeake (1)
                   Lawrenceville               Wisconsin                Hudson (1)
                   Sycamore                                             Milwaukee
Indiana            Muncie
                   Ossian                      Argentina                Cordoba (1)
Kentucky           Bardstown                                            Escobar (Buenos Aires)
                   Cadiz                                                Rosario
                   Florence (1)                Australia                Adelaide
                   Georgetown (2)                                       Melbourne
                   Glasgow                                              Thomastown
                   Harrodsburg                 Austria                  Graz (1)
                   Leitchfield                                          Mandling
                   Maysville                   Belgium                  Anderlecht (1)
                   Nicholasville                                        Geel (2)
                   Shelbyville (1)             Brazil                   Pouso Alegre
                   Winchester (1)                                       Santo Andre
Louisiana          Shreveport (1)                                       Sao Bernardo (1)
Maryland           Belcamp (2)                                          Sao Jose
Michigan           Ann Arbor                                            Sao Paulo (1)
                   Auburn Hills                Canada                   Milton (1)
                   Battle Creek                                         Orangeville
                   Holland                                              Saint Mary's
                   Lapeer                                               Stratford
                   Livonia (1)                                          Tillsonburg
                   Mt. Clemens (1)                                      Windsor
                   Plymouth (2)                China                    Shenyang
                   Rockwood                    Czech Republic           Ceska Lipa
                   Southfield (1)                                       Mlada Boleslav
                   Taylor (1)                                           Roudnice (1)
                   Warren                                               Straz Pod Ralskem
Missouri           Jefferson City              France                   Conflans
                   St. Joseph (1)                                       Creutzwald
New Jersey         Dayton (1)                                           Harnes
                   Edison (1)                                           Schweighouse-sur-Moder
North Carolina     Winston-Salem                                        Strasbourg (2)
Ohio               Greenfield                                           Rosny-Sur-Seine (1)
                   Oberlin (1)
                   Strongsville (1)            (1) Leased
                   Toledo                      (2) Both owned and leased facilities


         AUTOMOTIVE SYSTEMS GROUP                     AUTOMOTIVE SYSTEMS GROUP
---------------------------------------     ------------------------------------------
Germany              Boblingen (1)                Sweden                  Goteberg (1)
                     Bochum (1)                   Thailand                Laemchabang (1)
                     Burscheid (2)                United Kingdom          Chelmsford (1)
                     Ehningen (1)                                         Dagenham (1)
                     Espelkamp                                            Redditch
                     Grefrath (2)                                         Speke (2)
                     Lahnwerk                                             Telford
                     Luneberg (2)                                         Warley (1)
                     Mallersdorf                                          Warwick
                     Neustadt                                             Wednesbury
                     Radesomweld (1)
                     Rastatt (1)
                     Schwalbach
                     Unterriexingen (2)
                     Waghausel
                     Wuppertal (2)                            CONTROLS GROUP
                     Zwickau                     ------------------------------------------
Hungary              Solymar (2)                  California              Simi Valley (1)
Italy                Caserta (1)                  Florida                 Cape Canaveral (2)
                     Milan (1)                    Georgia                 Alpharetta
                     Potenza (1)                                          Kennesaw
                     Salerno (2)                  Indiana                 Goshen
                     Torino (1)                   Kentucky                Louisville
Japan                Ayase                        Ohio                    Reynoldsburg
                     Mooka                        Oklahoma                Poteau
                     Nagoya (1)                   Wisconsin               Milwaukee
                     Tarui                                                Watertown
                     Yokosuka
                     Yokahama (1)                 Brazil                  Rio de Janeiro (1)
Mexico               Cautitlan Izcalli (1)        China                   Shanghai
                     Juarez                       Germany                 Essen (1)
                     Naucalpan (1)                Italy                   Lomagna
                     Puebla (1)                   Japan                   Tokyo
                     Ramos Arizpe (2)             Mexico                  Juarez
                     Saltillo                                             Reynosa
                     Tlaxcala                     The Netherlands         Leeuwarden
                     Tlazala                      Switzerland             Eschenbach
                     Querataro (1)                United Kingdom          Waterlooville (1)
The Netherlands      Sittard
Portugal             Nelas
                     Portalegre
Slovakia             Bratislava (1)
South Africa         Port Elizabeth (1)
                     Pretoria (1)                                CORPORATE
                     Uitenhaige (1)             ------------------------------------------
Spain                Alagon                       Wisconsin               Milwaukee
                     Barcelona
                     Valencia
                     Valadolid                    (1) Leased
                                                  (2) Both owned and leased facilities


ITEM 3   LEGAL PROCEEDINGS

ENVIRONMENTAL LITIGATION AND PROCEEDINGS. As noted previously, liabilities potentially arise under various environmental laws and worker safety laws for any activities that are not in compliance with such laws and for the cleanup of sites where Company-related hazardous or toxic materials are present.

The Company's activities have led to allegations that the Company is responsible for performing cleanups, or for the repayment of costs spent by governmental entities or others performing cleanups, at approximately 50 sites. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of company manufacturing facilities; and the remaining fall into miscellaneous categories. Furthermore, the Company may face similar claims of liability at additional sites in the future as a result of the Company's past or future operations.

Liability for investigation and remediation costs exists regardless of fault, and under certain circumstances may be joint and several, meaning that any one of the companies responsible for disposing materials at the site may be responsible for all of the cleanup expenses. Nevertheless, any responsible party that has paid more than its fair share of site costs may recover fair shares of its expenditures from other responsible parties. Thus, with respect to many of the sites for which the Company has potential liabilities, there are other parties who the Company believes will be required and have the ability to bear a significant share of site cleanup costs. At any given site, the liability and costs to be allocated among the parties depend on such factors as the number of parties, the willingness of governmental agencies to contribute public funds to the cleanup, the volume of material delivered to the site by each party, the nature of each party's materials, the costs of the site cleanup and the financial strength of the parties. Where the Company is alleged to be responsible for performing cleanup or for costs, it pursues a course of action intended to mitigate its potential liabilities.

The Company's policy is to accrue for potential environmental losses for cleanup consistent with generally accepted accounting principles. In that regard, the Company accrues for potential environmental losses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental related costs totaled $41 million and $46 million at September 30, 2000 and 1999, respectively. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company are undiscounted and do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at the site. It is difficult to estimate the Company's ultimate level of liability for the sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental remediation matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Typically, site remediation matters are addressed at the administrative agency level of the government. Occasionally, however, litigation is involved. The most significant of such matters where litigation has been commenced by the government or by private parties and remains pending against the Company is as follows:

         United States v. NL Industries, Inc., Case No. 91-CV-00578-WDS (United States District Court for the Southern District of Illinois), filed July 31, 1991. The EPA sought to enforce an administrative order issued on November 27, 1990 against Johnson Controls and other defendants requiring performance of a cleanup at a secondary smelter facility in Granite City, Illinois. The Company, the other defendants and the other parties to the 1990 order chose to not perform on the basis that the administrative record of decision underlying that order did not support the remedy the agency was requiring. The complaint alleged that the defendants should pay penalties (up to $25,000 per day and three times the cost of work the government performs) for failing to comply with the order. It also alleged that the Company should be responsible for past government expenditures. According to the agency, the total cost, both past and future, will probably exceed $64 million. The Company executed a consent decree settling this matter, but the court has not yet entered the decree. Nevertheless, the Company has performed most of the work required by the decree. The reserves relating to environmental matters include an amount attributable to the cost of the work that the Company will perform in conjunction with other parties at the site, as well as payment to the federal government for the Company's share of past response costs and penalties.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

         James H. Keyes, 60, was elected Chairman of the Board in 1993 and Chief Executive Officer in 1988. He served as President from 1986 to 1998. Mr. Keyes joined the Company in 1966.

         John M. Barth, 54, was elected President and Chief Operating Officer in 1998. He was elected a member of the Board of Directors in 1997. Previously, Mr. Barth served as an Executive Vice President with responsibility for the Automotive Systems Group. Mr. Barth joined the Company in 1969.

         Stephen A. Roell, 50, was elected Senior Vice President in 1998 and has served as Chief Financial Officer since 1991. He was a Vice President from 1991 to 1998, and earlier served as Corporate Controller and Treasurer. Mr. Roell joined the Company in 1982.

         Ben C.M. Bastianen, 56, was elected a Corporate Vice President in January 1999 and has served as Corporate Treasurer since 1991, when he joined the Company. Previously, he served as Treasurer of Borg-Warner Corporation.

         Susan F. Davis, 47, was elected Vice President, Human Resources in 1994. Previously, she served as Vice President of Organizational Development for the Automotive Systems Group and the former Plastics Technology Group. Ms. Davis joined the Company in 1983.

         Giovanni "John" Fiori, 57, was elected a Corporate Vice President in 1992 and serves as President of automotive operations in Europe, Africa, South America and Asia. Previously, he served as Vice President of automotive seating operations in Europe. Mr. Fiori joined the Company in 1987.

         John P. Kennedy, 57, was elected a Corporate Vice President in 1989 and has been Secretary since 1987 and General Counsel since 1984, when he joined the Company.

         Robert Netolicka, 53, was elected a Corporate Vice President in 1997 and serves as President of integrated facility management for the Controls Group. Previously, he served as Vice President and General Manager of systems products for the Controls Group, and earlier held Controls Group management positions in Australia, Europe, Hong Kong and America. Mr. Netolicka joined the Company in 1974.

         Jerome D. Okarma, 48, was elected Assistant Secretary in 1990. He has served as Deputy General Counsel since June 2000. Prior to that he served as Assistant General Counsel from 1989 to June 2000, and previously as Group Vice President and General Counsel of the Controls Group.

         Darlene Rose, 55, was elected Vice President, Corporate Development and Strategy in 1999. She previously served as Director of Corporate Benefits and Payroll, and earlier held management positions in audit, financial planning and information technology. Ms. Rose joined the Company in 1969.

         Rande S. Somma, 48, was elected a Corporate Vice President in 1998. He has served as President of automotive operations in North America since April 2000. Mr. Somma served in several senior management positions within the Automotive Systems Group since joining the Company in 1988, including President of Worldwide Marketing and Development.

         Brian J. Stark, 51, was elected a Corporate Vice President in 1995 and serves as President of control systems and services for the Controls Group. Since joining the Company in 1972, Mr. Stark has held a number of managerial positions within the Control Systems and Services field organization, including Branch and Regional Manager; Vice President, Field Operations; and Vice President and General Manager, World Wide Systems and Services.

         Subhash "Sam" Valanju, 57, was elected a Corporate Vice President in 1999 and has served as Chief Information Officer since joining the Company in 1996. Previously, Mr. Valanju was Director of Information Systems for Rockwell Automotive.

         Bogoljub "Bob" Velanovich, 63, was elected a Corporate Vice President in January 2000. He also serves as Group Vice President - Manufacturing and Engineering Quality and Product Launch Assurance for the Automotive Systems Group. Mr. Velanovich served in several senior management positions within the Automotive Systems Group since joining the Company in 1991.

         Keith E. Wandell, 51, was elected a Corporate Vice President in 1997 and serves as President of battery operations for the Automotive Systems Group. Previously, he served in a number of management positions, most recently as Vice President and General Manager of the Automotive Systems Group's Starting, Lighting and Ignition Division. Mr. Wandell joined the Company in 1988.

         Denise M. Zutz, 49, was elected Vice President, Corporate Communication in 1991. She previously served as Director of Corporate Communication and served in other communication positions since joining the Company in 1973.

There are no family relationships, as defined by the instructions to this item, between the above executive officers.

All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.


PART II

The information required by Part II, Items 5, 6, 7, 7A and 8, are incorporated herein by reference to the Company's 2000 Annual Report to Shareholders as follows:

ITEM 5         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS - See price range and dividend information on page 20 of the 2000 Annual Report to Shareholders.

                                                       Number of Record Holders
                  Title of Class                       as of November 16, 2000
                  --------------                       -----------------------
                  Common Stock, $.16-2/3 par value            59,070


ITEM 6 SELECTED FINANCIAL DATA - See "Five Year Summary" on page 44 of the 2000 Annual Report to Shareholders.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - See pages 20 through 27 of the 2000 Annual Report to Shareholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - See "Risk Management" on pages 25 through 26 of Management's Discussion and Analysis section of the 2000 Annual Report to Shareholders.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - See pages 28 through 42 of the 2000 Annual Report to Shareholders.


ITEM 9         DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               None.


PART III

The information required by Part III, Items 10, 11, 12, and 13, are incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders (2000 Proxy), dated December 1, 2000, as follows:


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


ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - None.

PART IV

ITEM 14         EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


                                                                                 Page in
                                                                              Annual Report*
                                                                              --------------
(a) The following documents are filed as part of this report:

         (1) Financial Statements

             Consolidated Statement of Income for the years ended
              September 30, 2000, 1999 and 1998 .................................    28

             Consolidated Statement of Financial Position at
              September 30, 2000 and 1999.......................................     29

             Consolidated Statement of Cash Flows for the years
              ended September 30, 2000, 1999 and 1998...........................     30

             Consolidated Statement of Shareholders' Equity for the years
              ended September 30, 2000, 1999 and 1998...........................     31

             Notes to Consolidated Financial Statements.........................  32-42

             Report of Independent Accountants..................................     43

*Incorporated by reference from the indicated pages of the 2000 Annual Report to Shareholders.

                                                                                Page in
                                                                               Form 10-K
                                                                               ---------
         (2) Financial Statement Schedule

             Report of Independent Accountants on Financial
               Statement Schedule...........................................         21

             For the years ended September 30, 2000, 1999 and 1998:

               II.  Valuation and Qualifying Accounts.......................         23

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Financial statements of 50 percent or less-owned companies have been omitted because the proportionate share of their profit before income taxes and total assets are less than 20 percent of the respective consolidated amounts, and investments in such companies are less than 20 percent of consolidated total assets.

         (3) Exhibits

             Reference is made to the separate exhibit index contained on pages 24 through 27 filed herewith.


(b) The Company filed a Form 8-K, dated October 26, 2000, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and to provide updated disclosure of the factors that could affect any forward-looking statements made by, or on behalf of, the Company. No other Form 8-K's were filed during the fourth quarter of the Company's 2000 fiscal year or thereafter through the date of this Form 10-K.

Other Matters

For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 33-58092, 33-58094, 33-49862, 333-10707, 333-36311, 333-66073, and 333-41564.

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

                      Report of Independent Accountants On
                          Financial Statement Schedule



To the Board of Directors and Shareholders of Johnson Controls, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 17, 2000 appearing in the 2000 Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers  LLP
Milwaukee, Wisconsin
October 17, 2000

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

JOHNSON CONTROLS, INC.


                                           By     Stephen A. Roell
                                                  Senior Vice President and
                                                  Chief Financial Officer

Date:  December 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 22, 2000, by the following persons on behalf of the registrant and in the capacities indicated:




James H. Keyes                             John M. Barth
Chairman, Chief Executive Officer          President, Chief Operating Officer
and Director                               and Director



Stephen A. Roell                           Robert W. Smith
Senior Vice President and                  Assistant Corporate Controller
Chief Financial Officer



Richard F. Teerlink                        Paul A. Brunner
Director                                   Director



Robert A. Cornog                           Gilbert R. Whitaker, Jr.
Director                                   Director



William H. Lacy
Director

                     JOHNSON CONTROLS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)


====================================================================================================================================



YEAR ENDED SEPTEMBER 30,                                                                 2000             1999              1998
------------------------                                                        --------------------------------------------------
ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS
-----------------------------------------------------

Balance at beginning of period                                                         $26.9             $21.2             $20.8

Accounts charged off                                                                    (5.4)             (5.9)             (6.4)

Provision charged to costs and expenses                                                 11.3              11.9               7.1

Acquisition of businesses                                                                0.1               1.8               0.2

Currency translation                                                                    (1.5)             (0.4)              0.1

Other                                                                                    0.5              (1.7)             (0.6)
                                                                                --------------------------------------------------
Balance at end of period                                                               $31.9             $26.9             $21.2
                                                                                ==================================================


DEFERRED TAX ASSETS - VALUATION ALLOWANCE
-----------------------------------------

Balance at beginning of period                                                         $65.2             $58.6             $75.5

Allowance established for new loss carryforwards and tax credits                        18.1              21.6              14.0

Allowance reversed for loss carryforwards utilized                                     (21.9)            (15.0)            (30.9)
                                                                                --------------------------------------------------

Balance at end of period                                                               $61.4             $65.2             $58.6
                                                                                ==================================================

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

  4.G Indenture for debt securities dated February 22, 1995 between Johnson Controls, Inc. and Chemical Bank Delaware (now known as Chase Bank), trustee (incorporated by reference to the Form
           S-3 filed February 13, 1995, which became effective February
           17, 1995).

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

  10.L Form of employment agreement, as amended through November 1, 1999, between Johnson Controls, Inc. and all elected officers and key executives, (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1999).

  10.M     Form of indemnity agreement, as amended, between Johnson
           Controls, Inc. and all elected officers, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual
           Report on Form 10-K for the year ended September 30, 1991).

                               JOHNSON CONTROLS, INC.
                                 INDEX TO EXHIBITS

EXHIBITS                                TITLE                                     PAGE

  10.N     Johnson Controls, Inc., Director Share Unit Plan, effective
           November 18, 1998, (incorporated by reference to Exhibit 10.O to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1998).

  10.O     Johnson Controls, Inc., 2000 Stock Option Plan, effective
           January 1, 2000, (incorporated by reference to Exhibit A to the Company's Schedule 14a for the Annual Shareholders Meeting held on January 26, 2000).

  12       Statement regarding computation of ratio of earnings to fixed
           charges for the year ended September 30, 2000, filed herewith.          28

  13       2000 Annual Report to Shareholders (incorporated sections only in
           electronic filing), filed herewith.                                    29-53

  21       Subsidiaries of the Registrant, filed herewith.                        54-57

  23       Consent of Independent Accountants dated December 22, 2000, filed       58
           herewith.

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