Form 10-Q
period 2000-12-31
JOHNSON CONTROLS INC
filed 2001-02-14
CIK 53669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2000

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-5097

                               ------------------

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

Registrant's telephone number, including area code: (414) 524-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                                OUTSTANDING AT DECEMBER 31, 2000
                           -----                                --------------------------------
Common Stock $.16 2/3 Par Value.............................               86,088,850

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                DECEMBER 31, 2000


                                  REPORT INDEX



                                                                                         Page No.
                                                                                         --------
     PART I - FINANCIAL INFORMATION:

      Consolidated Statement of Financial Position at December 31, 2000,
        September 30, 2000 and December 31, 1999 ........................................   3

      Consolidated Statement of Income for the Three-Month
        Periods Ended December 31, 2000 and 1999  .......................................   4

      Consolidated Statement of Cash Flows for the Three-Month
        Periods Ended December 31, 2000 and 1999  .......................................   5

      Notes to Consolidated Financial Statements  .......................................   6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations  ............................................  10

      Quantitative and Qualitative Disclosures About Market Risk ........................  14


     PART II - OTHER INFORMATION:

      Item 1. Legal Proceedings .........................................................  14

      Item 4. Results of Votes of Security Holders ......................................  14

      Item 6. Exhibits and Reports on Form 8-K  .........................................  14


     SIGNATURES  ........................................................................  15


                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (In millions)


                                                                     December 31,         September 30,          December 31,
                                                                         2000                  2000                  1999
                                                                   -----------------    -------------------    -----------------
                                                                     (unaudited)                                  (unaudited)
ASSETS
Cash and cash equivalents                                            $    355.2              $    275.6            $    315.9
Accounts receivable - net                                               2,312.3                 2,355.3               2,289.3
Costs and earnings in excess of billings on
  uncompleted contracts                                                   231.7                   222.4                 215.6
Inventories                                                               585.1                   569.5                 532.0
Other current assets                                                      753.2                   854.4                 635.0
                                                                     ----------              ----------            ----------
     Current assets                                                     4,237.5                 4,277.2               3,987.8

Property, plant and equipment - net                                     2,363.2                 2,305.0               2,035.9
Goodwill - net                                                          2,159.1                 2,133.3               2,081.8
Investments in partially-owned affiliates                                 252.2                   254.7                 217.6
Other noncurrent assets                                                   530.4                   457.8                 470.2
                                                                     ----------              ----------            ----------
     Total assets                                                    $  9,542.4              $  9,428.0            $  8,793.3
                                                                     ==========              ==========            ==========


LIABILITIES AND EQUITY
Short-term debt                                                      $    663.9              $    471.4            $    583.7
Current portion of long-term debt                                          39.4                    36.1                  43.0
Accounts payable                                                        2,095.4                 2,308.8               2,005.9
Accrued compensation and benefits                                         350.1                   452.4                 380.9
Accrued income taxes                                                      194.0                   140.0                 207.5
Billings in excess of costs and earnings
  on uncompleted contracts                                                179.7                   167.8                 181.0
Other current liabilities                                               1,065.7                   933.5                 954.6
                                                                     ----------              ----------            ----------
     Current liabilities                                                4,588.2                 4,510.0               4,356.6

Long-term debt                                                          1,262.3                 1,315.3               1,249.1
Postretirement health and other benefits                                  164.1                   168.1                 167.2
Other noncurrent liabilities                                              633.1                   621.8                 427.0
Minority interest in equity of consolidated subsidiaries                  246.2                   236.7                 234.1
Shareholders' equity                                                    2,648.5                 2,576.1               2,359.3
                                                                     ----------              ----------            ----------
     Total liabilities and equity                                    $  9,542.4              $  9,428.0            $  8,793.3
                                                                     ==========              ==========            ==========






    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (In millions, except per share data; unaudited)

                                                                                     Three Months
                                                                                  Ended December 31,
                                                                       -----------------------------------------
                                                                             2000                    1999
                                                                       -----------------       -----------------

Net sales                                                                $   4,454.4              $   4,318.3
Cost of sales                                                                3,814.4                  3,693.2
                                                                         -----------              -----------
   Gross profit                                                                640.0                    625.1

Selling, general and administrative expenses                                   430.8                    410.1
                                                                         -----------              -----------
   Operating income                                                            209.2                    215.0

Interest income                                                                  5.9                      3.4
Interest expense                                                               (33.3)                   (33.2)
Miscellaneous - net                                                              4.6                     (1.9)
                                                                         -----------              -----------
   Other income (expense)                                                      (22.8)                   (31.7)
                                                                         -----------              -----------

Income before income taxes and minority interests                              186.4                    183.3

Provision for income taxes                                                      72.1                     72.6
Minority interests in net earnings of subsidiaries                              11.8                     11.7
                                                                         -----------              -----------

Net income                                                               $     102.5              $      99.0
                                                                         ===========              ===========

Earnings available for common shareholders                               $     100.0              $      96.6
                                                                         ===========              ===========

Earnings per share
   Basic                                                                 $      1.16              $      1.13
                                                                         ===========              ===========
   Diluted                                                               $      1.10              $      1.06
                                                                         ===========              ===========





    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions; unaudited)

                                                                                                    Three Months
                                                                                                 Ended December 31,
                                                                                          ---------------------------------
                                                                                              2000               1999
                                                                                          --------------     --------------
OPERATING ACTIVITIES
Net income                                                                                  $  102.5             $   99.0
Adjustments to reconcile net income to cash provided by operating activities
      Depreciation                                                                             102.1                 98.1
      Amortization of intangibles                                                               20.3                 19.4
      Equity in earnings of partially-owned affiliates, net of dividends received               (7.1)                (3.5)
      Deferred income taxes                                                                      3.3                 (1.9)
      Other                                                                                      0.6                 (4.1)
      Changes in working capital, excluding acquisition of business
         Receivables                                                                            57.6               (161.7)
         Inventories                                                                            (9.8)               (12.3)
         Other current assets                                                                   76.1                  2.0
         Accounts payable and accrued liabilities                                             (232.6)                30.9
         Accrued income taxes                                                                   46.8                 39.8
         Billings in excess of costs and earnings on uncompleted contracts                      10.7                 21.8
                                                                                            --------             --------
            Cash provided by operating activities                                              170.5                127.5
                                                                                            --------             --------

INVESTING ACTIVITIES
Capital expenditures                                                                          (138.6)              (127.7)
Sale of property, plant and equipment - net                                                      5.3                  4.0
Acquisition of business, net of cash acquired                                                  (60.3)                 -
Additions of long-term investments                                                             (20.6)                (2.5)
                                                                                            --------             --------
             Cash used by investing activities                                                (214.2)              (126.2)
                                                                                            --------             --------

FINANCING ACTIVITIES
Increase in short-term debt - net                                                              179.9                111.2
Addition of long-term debt                                                                       4.6                  -
Repayment of long-term debt                                                                    (65.3)               (60.1)
Payment of cash dividends                                                                      (29.2)               (26.5)
Other                                                                                           33.3                 13.8
                                                                                            --------             --------
              Cash provided by financing activities                                            123.3                 38.4
                                                                                            --------             --------

Increase in cash and cash equivalents                                                       $   79.6             $   39.7
                                                                                            ========             ========





    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 2000. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results which may be expected for the Company's 2001 fiscal year because of seasonal and other factors.

2.    CASH FLOW

      For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Income tax payments and refunds totaled a net cash receipt of $13 million during the first three months of fiscal 2001, compared with a net cash payment of approximately $23 million in the prior year period. The change between periods reflects a $30 million income tax refund received in the current quarter. Total interest paid was approximately $32 million for both the three months ended December 31, 2000 and 1999.

3.    INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:


                                              December 31,        September 30,       December 31,
       (in millions)                             2000                2000                 1999
                                            ----------------    -----------------    ---------------
       Raw materials and supplies                     $345.4               $323.9             $305.9
       Work-in-process                                  83.5                 98.8               72.6
       Finished goods                                  186.9                177.4              187.3
                                            ----------------    -----------------    ---------------
         FIFO inventories                              615.8                600.1              565.8
       LIFO reserve                                    (30.7)               (30.6)             (33.8)
                                            ----------------    -----------------    ---------------
         LIFO inventories                             $585.1               $569.5             $532.0
                                            ================    =================    ===============


4.    INCOME TAXES

      The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year.

5.    COMPREHENSIVE INCOME

      Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, such as foreign currency translation, unrealized gains and losses on equity securities and realized and unrealized gains and losses on derivatives. Comprehensive income for the three months ended December 31, 2000 and 1999 was $86 million and $101 million, respectively. The difference between comprehensive income and net income for the periods presented principally represent foreign currency translation adjustments.

6.    EARNINGS PER SHARE

      The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:


                                                                              Three Months
                                                                           Ended December 31,
                                                                       --------------------------
       (in millions)                                                       2000           1999
                                                                       -----------    -----------

       Income Available to Common Shareholders

       Net income                                                      $     102.5    $      99.0
         Preferred stock dividends, net of tax benefit                        (2.5)          (2.4)
                                                                       -----------    -----------

       Basic income available to common shareholders                   $     100.0    $      96.6
                                                                       ===========    ===========

       Net income                                                      $     102.5    $      99.0

       Effect of Dilutive Securities:
         Compensation expense, net of tax benefit, arising from
         assumed conversion of preferred stock                                (0.9)          (1.1)
                                                                       -----------    -----------

       Diluted income available to common shareholders                 $     101.6    $      97.9
                                                                       ===========    ===========

       Weighted Average Shares Outstanding

       Basic weighted average shares outstanding                              86.1           85.4

       Effect of Dilutive Securities:
         Stock options                                                         1.0            1.4
         Convertible preferred stock                                           5.0            5.2
                                                                       -----------    -----------

       Diluted weighted average shares outstanding                            92.1           92.0
                                                                       ===========    ===========


7.    SEGMENT INFORMATION

      The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. Financial information relating to the Company's reportable segments was as follows:


                                                                              Three Months
                                                                           Ended December 31,
                                                                       --------------------------
       (in millions)                                                       2000           1999
                                                                       -----------    -----------

       Sales
       Automotive Systems Group                                        $   3,388.0    $   3,338.5
       Controls Group                                                      1,066.4          979.8
                                                                       -----------    -----------
         Total                                                         $   4,454.4    $   4,318.3
                                                                       ===========    ===========


       Operating Income
       Automotive Systems Group                                        $     168.1    $     178.0
       Controls Group                                                         41.1           37.0
                                                                       -----------    -----------
         Total                                                         $     209.2    $     215.0
                                                                       ===========    ===========


8.    ACQUISITION OF BUSINESSES

      Effective September 1, 2000, the Company completed the acquisition of a controlling interest in Ikeda Bussan Co. Ltd. (Ikeda), a Japanese supplier of automotive seating. Ikeda is the primary supplier of seating to Nissan and had consolidated net sales in 1999 of approximately $1.2 billion. The closing followed the expiration of a tender offer for Ikeda's shares, with the Company paying approximately $70 million (net of cash acquired), plus the assumption of $115 million of debt, for approximately 90% of the outstanding shares. The Company has initiated a share exchange to effect the acquisition of the remainder of the stock, which should be completed in the fall of 2001. The acquisition was accounted for as a purchase in the Statement of Financial Position at September 30, 2000. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximated $160 million at the date of acquisition, was recorded as goodwill. Management is continuing the process of assessing and formulating its integration plans, including restructuring a portion of the business, and anticipates finalizing these plans by June 30, 2001. The operating results of Ikeda have been included in the Consolidated Statement of Income since October 1, 2000.

      In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. As part of the acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and other termination costs and plant closure costs. Through December 31, 2000, approximately $25 million of employee severance and other termination costs associated with the consolidation of European and domestic operations were incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at December 31, 2000 totaled approximately $14 million. The majority of the restructuring activities are expected to be completed by the end of fiscal 2001.

9.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No.
      138. The statement requires all derivative instruments to be recorded in the statement of financial position at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction.

      The Company has global operations and enters into derivative contracts, primarily forward exchange contracts, to manage market risk from changes in foreign exchange rates. The Company designates its derivatives based upon the criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss due to a change in fair value is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. For a derivative, as well as a foreign-denominated debt obligation, designated as a hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss is also recorded as a component of other comprehensive income. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

      The adoption of SFAS No. 133 did not have a material effect on the Company's earnings or statement of financial position.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

First quarter consolidated net sales increased to $4.5 billion, 3% higher than the $4.3 billion recorded in the prior year quarter. The effect of currency translation, primarily associated with the euro, reduced consolidated net sales by 6%, or approximately $270 million.

Automotive Systems Group sales for the first quarter were $3.4 billion, a 1% increase from the prior year's $3.3 billion. Sales of automotive seating systems, other interior systems and batteries in North America were approximately level with the prior year period. New seating and interiors programs, customer diversification and higher shipments of automotive batteries to the aftermarket offset an overall decline of approximately 7% in the North American vehicle production level. Automotive seating and interior systems sales in Europe were comparable with the prior year before the effect of currency translation, which reduced reported sales by approximately 7%. Segment sales benefited from the addition of Ikeda Bussan Co. Ltd., a new seating subsidiary in Japan acquired in September 2000, as well as higher seating sales in other Asian markets and in South America. Sales attributable to these foreign markets increased segment sales by approximately 8% compared with the prior year period.

Controls Group sales reached $1.1 billion for the current quarter, 9% higher than the prior period's $1.0 billion. Before the negative effect of currency translation, segment sales rose 13% compared with the prior year period. Approximately two-thirds of the increase was associated with increased integrated facilities management activity in the commercial market, led by new and expanded contracts in North America. Higher sales of installed control systems provided the balance of the segment's increase, primarily the result of higher volumes in North America in both the new construction and existing buildings markets. Orders for installed control systems were strong in the current quarter, exceeding the prior year's level, due principally to growth in North America and Asia.

Management expects Automotive Systems Group sales to increase 5% to 10% in the current year, despite a forecasted downturn in North American vehicle production, currently estimated to be 8% to 12% lower than the fiscal 2000 level. Automotive Systems Group sales are projected to benefit from the launch of new seating and interior systems programs worldwide, customer diversification, the addition of its Japanese subsidiary and higher unit shipments of automotive batteries.

Management expects Controls Group sales to increase 10% to 15% for the full year. Higher installed control systems activity worldwide and expansion of integrated facility management services in both the commercial and governmental markets are projected to be the primary sources of the segment increase.

The projected sales increases assume an average euro/U.S. dollar exchange rate of $.90 for fiscal 2001; sales may differ from the projected range if the actual exchange rate varies significantly from this rate.

First quarter consolidated operating income was $209 million, 3% lower than the prior year's $215 million. The decline reflects the negative effect of currency translation and the recent weakness in the North American automotive environment, partially offset by the Automotive Systems Group's results in other geographic markets and continued growth from the Controls Group.

Automotive Systems Group operating income was $168 million, a 6% decline from the prior year's $178 million. The decrease was primarily attributable to currency translation, as well as reduced gross margins in North America and Europe resulting from the lower production schedules of mature vehicle programs in those markets. Partially offsetting these factors was the positive impact of the addition of the Japanese subsidiary and the elimination of operating losses attributable to seating operations in South America.

Controls Group operating income for the first quarter rose to $41 million, up 11% from the prior year's $37 million. The segment's increase in operating income was primarily associated with the segment's installed control systems operations, reflecting higher volume and reduced selling, general and administrative expenses, as a percentage of sales.

Net interest expense declined slightly, the result of higher interest income earned during the period. Miscellaneous income (net) of approximately $5 million was $7 million improved from the prior year's expense. The change was largely the result of higher equity income earned by the Company's partially-owned affiliates, including automotive joint ventures in North America and China.

The effective income tax rate was 38.7% for the three-month period ended December 31, 2000 compared with 39.6% for the comparable quarter last year. The effective rate declined due principally to global tax reduction initiatives.

Minority interests in net earnings of subsidiaries of $12 million increased slightly compared with the prior year period. Management anticipates the minority interest in net earnings of subsidiaries to approximate $50 to $60 million for the full year.

The Company's first quarter net income of $102 million was 4% above the prior year's $99 million. The increase reflects higher equity income, slightly lower net interest expense and a lower effective income tax rate, which combined to offset the decline in operating income previously described. Earnings per share increased to $1.10 on a diluted basis, up from $1.06 in the prior year. Current quarter earnings rose despite the effect of currency translation, which reduced earnings by $.06 per diluted share.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

Working capital at December 31, 2000 was a negative $351 million, compared with a negative $233 million at September 30, 2000 and a negative $369 million at December 31, 1999. The decrease in working capital from fiscal year-end reflects, in part, an increase in short-term debt. Short-term debt increased in the quarter due to the acquisition of Gylling Optima (see discussion that follows) and the timing of cash receipts at calendar year-end.

Working capital, excluding cash and debt, remained at relatively consistent levels for the periods presented.

The Company's operating activities provided cash of $171 million during the first three months of fiscal 2001, compared with $128 million generated in the prior year period. Higher net income and a favorable net change in working capital in the first three months of the current year, compared to the prior year, combined to increase cash generated from operations.

Capital Expenditures and Other Investments

First quarter capital spending for property, plant and equipment was $139 million, compared with the prior year's $128 million. The majority of the spending was associated with the Automotive System Group's expansion. Management expects capital spending for the full year to approximate $575 to $600 million, primarily associated with new and expanded automotive seating and interior systems facilities and product lines worldwide, cost reduction projects, and battery manufacturing automation projects. Controls Group expenditures are expected to be focused on information and building systems technology.

Investments in partially-owned affiliates of $252 million were $35 million higher than the prior year's balance. The increase primarily reflects equity income earned by the Company's affiliates, principally joint ventures of the Automotive Systems Group, partially offset by dividend distributions.

The Company completed the acquisition of Gylling Optima (Optima) for approximately $60 million in the first quarter of fiscal 2001 to augment its existing lead-acid battery technologies. Optima is a manufacturer of spiral-wound lead-acid batteries sold globally under the Optima (R) brand name.

Capitalization

The Company's total capitalization of $4.6 billion at December 31, 2000 included short-term debt of $.7 billion, long-term debt (including the current portion) of $1.3 billion and shareholders' equity of $2.6 billion. Capitalization at September 30, 2000 and December 31, 1999 was $4.4 billion and $4.2 billion, respectively. Total debt as a percentage of total capitalization at December 31, 2000 was 43%, increasing from fiscal year-end's 41% but slightly lower than the 44% level one year ago. The current quarter's increase in the ratio of debt to total capitalization reflects higher short-term debt associated, in part, with the Optima acquisition. Management targets using the Company's strong operating cash flows during the year to reduce the debt to capitalization percentage to approximately 38% by fiscal year-end.

The Company believes its capital resources and liquidity position at December 31, 2000 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 2001 will continue to be funded from operations, supplemented by short-term borrowings, if required.

Restructuring Activities

In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. As part of the acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and other termination costs and plant closure costs. Through December 31, 2000, approximately $25 million of employee severance and other termination costs associated with the consolidation of European and domestic operations were incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at December 31, 2000 totaled approximately $14 million. The majority of the restructuring activities are expected to be completed by the end of fiscal 2001.

BACKLOG

The Company's backlog relates to the Controls Group's installed control systems operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At December 31, 2000, the unearned backlog of installed control systems contracts (excluding integrated facility management) to be executed within the next year was $1.4 billion, compared with $1.1 billion at December 31, 1999. The 20% increase from the prior year period is primarily attributable to new order growth in North America and Asia, both in the new and existing buildings markets.

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

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks and may include words such as "believes," "expects," "anticipates," "projects" or similar expressions. For those statements, the Company cautions that the numerous important factors, including industry vehicle production levels and the assumption of an average euro/U.S. dollar exchange rate of $.90 for fiscal 2001, and those discussed elsewhere in this document and in the Company's Form 8-K filing (dated October 26, 2000), could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended December 31, 2000, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 2000.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant changes in status since the last Report.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

The registrant held its Annual Meeting of Shareholders on January 24, 2001. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (William F. Andrews, Robert L. Barnett, Willie D. Davis and Richard F. Teerlink) were elected. Of the 75,546,480 shares voted, at least 74,437,507 shares granted authority to vote for these directors and no more than 1,108,973 shares withheld such authority.

The retention of PricewaterhouseCoopers LLP as auditors was approved by the shareholders with 74,528,710 shares voted for such appointment, 600,485 shares voted against and 417,285 shares abstained.

The shareholder proposal to adopt global standards was rejected by the shareholders with 55,006,870 shares voted against approval, 6,853,754 shares voted for approval, 2,946,055 shares abstained and a broker non-vote of 10,739,801 shares.

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


                                             JOHNSON CONTROLS, INC.




Date:  February 14, 2001                     By:   Stephen A. Roell
                                                   Senior Vice President and
                                                   Chief Financial Officer