Form 10-Q
period 2001-03-31
JOHNSON CONTROLS INC
filed 2001-05-15
CIK 53669

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


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

Yes   X    No
    ------    ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at March 31, 2001
-----                                              -----------------------------
Common Stock $.16 2/3 Par Value                             86,867,122

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                 MARCH 31, 2001


                                  REPORT INDEX




                                                                                                 Page No.
                                                                                                 --------

     PART I - FINANCIAL INFORMATION:

     Consolidated Statement of Financial Position at March 31, 2001,
       September 30, 2000 and March 31, 2000............................................             3

     Consolidated Statement of Income for the Three- and Six-Month
       Periods Ended March 31, 2001 and 2000............................................             4

     Consolidated Statement of Cash Flows for the Six-Month
       Periods Ended March 31, 2001 and 2000............................................             5

     Notes to Consolidated Financial Statements.........................................             6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations..............................................             9

     Quantitative and Qualitative Disclosures About Market Risk.........................            15


     PART II - OTHER INFORMATION:

      Item 1. Legal Proceedings.........................................................            15

      Item 4. Results of Votes of Security Holders......................................            15

      Item 6. Exhibits and Reports on Form 8-K..........................................            15


    SIGNATURES  ........................................................................            16

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (in millions)



                                              March 31,          September 30,         March 31,
                                                2001                 2000                2000
                                            --------------      ----------------     --------------
                                             (unaudited)                              (unaudited)

ASSETS
Cash and cash equivalents                           $272.7                $275.6             $244.2
Accounts receivable - net                          2,456.7               2,355.3            2,383.0
Costs and earnings in excess of billings
  on uncompleted contracts                           265.1                 222.4              235.4
Inventories                                          569.8                 569.5              502.9
Other current assets                                 748.6                 854.4              682.5
                                            --------------      ----------------     --------------
    Current assets                                 4,312.9               4,277.2            4,048.0

Property, plant and equipment - net                2,366.2               2,305.0            2,042.9
Goodwill - net                                     2,134.0               2,133.3            2,058.4
Investments in partially-owned affiliates            256.8                 254.7              226.3
Other noncurrent assets                              520.1                 457.8              406.2
                                            --------------      ----------------     --------------
    Total assets                                  $9,590.0              $9,428.0           $8,781.8
                                            ==============      ================     ==============


LIABILITIES AND EQUITY
Short-term debt                                     $321.6                $471.4             $475.0
Current portion of long-term debt                     40.5                  36.1               44.1
Accounts payable                                   2,265.2               2,308.8            2,131.5
Accrued compensation and benefits                    405.5                 452.4              431.3
Accrued income taxes                                 132.4                 140.0              125.4
Billings in excess of costs and earnings
  on uncompleted contracts                           182.7                 167.8              183.0
Other current liabilities                          1,005.8                 933.5              944.4
                                            --------------      ----------------     --------------
    Current liabilities                            4,353.7               4,510.0            4,334.7

Long-term debt                                     1,464.9               1,315.3            1,229.0
Postretirement health and other benefits             162.3                 168.1              167.7
Other noncurrent liabilities                         624.8                 621.8              423.8
Minority interest in equity of subsidiaries          263.3                 236.7              224.5
Shareholders' equity                               2,721.0               2,576.1            2,402.1
                                            --------------      ----------------     --------------
    Total liabilities and equity                  $9,590.0              $9,428.0           $8,781.8
                                            ==============      ================     ==============






    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.


                        CONSOLIDATED STATEMENT OF INCOME
                (in millions, except per share data; unaudited)



                                                       Three Months Ended March 31,        Six Months Ended March 31,
                                                      -------------------------------     ------------------------------
                                                          2001             2000               2001            2000
                                                      --------------   --------------     -------------   --------------

   Net sales                                               $4,601.6         $4,358.3          $9,056.0         $8,676.6
   Cost of sales                                            3,980.4          3,746.3           7,794.8          7,439.5
                                                      -------------    -------------      ------------    -------------
      Gross profit                                            621.2            612.0           1,261.2          1,237.1

   Selling, general and administrative expenses               430.6            419.6             861.4            829.7
                                                      -------------    -------------      ------------    -------------
      Operating income                                        190.6            192.4             399.8            407.4

   Interest income                                              4.5              4.3              10.4              7.8
   Interest expense                                           (34.6)           (33.4)            (67.9)           (66.6)
   Miscellaneous - net                                         (1.6)             2.6               3.0              0.6
                                                      -------------    -------------      ------------    -------------
      Other income (expense)                                  (31.7)           (26.5)            (54.5)           (58.2)
                                                      -------------    -------------      ------------    -------------

   Income before income taxes and minority interest           158.9            165.9             345.3            349.2
   Provision for income taxes                                  61.6             65.7             133.7            138.3
   Minority interest in net earnings of subsidiaries           14.3             11.4              26.1             23.1
                                                      -------------    -------------      ------------    -------------

   Net income                                                 $83.0            $88.8            $185.5           $187.8
                                                      =============    =============      ============    =============

   Earnings available for common shareholders                 $80.9            $86.4            $180.9           $183.0
                                                      =============    =============      ============    =============

   Earnings per share
      Basic                                                   $0.94            $1.01             $2.10            $2.14
                                                      =============    =============      ============    =============
      Diluted                                                 $0.89            $0.95             $1.99            $2.01
                                                      =============    =============      ============    =============




    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions; unaudited)



                                                                                            Six Months
                                                                                          Ended March 31,
                                                                                     --------------------------
                                                                                        2001           2000
                                                                                     -----------    -----------
OPERATING ACTIVITIES
Net Income                                                                               $185.5         $187.8
Adjustments to reconcile net income to cash provided by operating activities
      Depreciation                                                                        211.8          194.8
      Amortization of intangibles                                                          41.1           39.2
      Equity in earnings of partially-owned affiliates, net of dividends received          (4.7)          (7.0)
      Deferred income taxes                                                                20.2           (1.5)
      Other                                                                               (13.4)         (14.7)
      Changes in working capital, excluding acquisition of businesses
         Receivables                                                                     (136.8)        (288.2)
         Inventories                                                                        1.4           13.3
         Other current assets                                                             107.0           13.4
         Accounts payable and accrued liabilities                                         (34.7)         219.3
         Accrued income taxes                                                             (13.4)         (41.6)
         Billings in excess of costs and earnings on uncompleted contracts                 15.4           23.9
                                                                                     ----------     ----------
            Cash provided by operating activities                                         379.4          338.7
                                                                                     ----------     ----------

INVESTING ACTIVITIES
Capital expenditures                                                                     (281.1)        (266.0)
Sale of property, plant and equipment - net                                                13.4            9.4
Acquisition of businesses, net of cash acquired                                           (63.3)         (11.0)
Additions of long-term investments                                                        (32.0)          (3.1)
                                                                                     ----------     ----------
            Cash used by investing activities                                            (363.0)        (270.7)
                                                                                     ----------     ----------

FINANCING ACTIVITIES
Decrease in short-term debt - net                                                        (155.5)          (1.4)
Addition of long-term debt                                                                236.5           10.9
Repayment of long-term debt                                                               (68.6)         (72.6)
Payment of cash dividends                                                                 (58.2)         (53.1)
Other                                                                                      26.5           16.2
                                                                                     ----------     ----------
            Cash used by financing activities                                             (19.3)        (100.0)
                                                                                     ----------     ----------

Decrease in cash and cash equivalents                                                     ($2.9)        ($32.0)
                                                                                     ==========     ==========




    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 2000. The results of operations for the three- and six-month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for the Company's 2001 fiscal year because of seasonal and other factors.

2.   CASH FLOW

     For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Income taxes paid during the six months ended March 31, 2001 and 2000 (net of income tax refunds) totaled approximately $73 million and $142 million, respectively. The change between periods includes a $30 million income tax refund received in the first quarter. Total interest paid was approximately $72 million and $74 million for the six months ended March 31, 2001 and 2000.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:


                                      March 31,      September 30,     March 31,
      (in millions)                     2001            2000              2000
                                     ------------    -------------    ------------
      Raw materials and supplies           $316.9           $323.9          $266.1
      Work-in-process                        91.4             98.8            72.3
      Finished goods                        192.1            177.4           198.2
                                     ------------    -------------    ------------
        FIFO inventories                    600.4            600.1           536.6
      LIFO reserve                          (30.6)           (30.6)          (33.7)
                                     ------------    -------------    ------------
                                           $569.8           $569.5          $502.9
                                     ============    =============    ============



4.   INCOME TAXES

     The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year.

5.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, such as foreign currency translation, unrealized gains and losses on equity securities and realized and unrealized gains and losses on derivatives. Comprehensive income for the three months ended March 31, 2001 and 2000 was $70 million and $57 million, respectively. Comprehensive income for the six months ended March 31, 2001 and 2000 was $156 million and $158 million, respectively. The difference between comprehensive income and net income for the periods presented principally represent foreign currency translation adjustments.

     The Company has certain financial instruments in place, primarily foreign-denominated long-term debt, which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred in the accumulated other comprehensive income (loss) account within shareholders' equity. Net gains of approximately $10 million and $6 million were recorded for the three- and six-month periods ending March 31, 2001.

6.   EARNINGS PER SHARE

     The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:


                                                          Three Months        Six Months
                                                        Ended March 31,     Ended March 31,
                                                       ------------------  -----------------
      (in millions)                                      2001       2000     2001        2000
                                                       -------- --------   -------- ---------
      Income Available to Common Shareholders

      Net Income                                          $83.0   $88.8     $185.5    $187.8
        Preferred stock dividends, net of tax
        benefit                                            (2.1)   (2.4)      (4.6)     (4.8)
                                                       -------- --------   -------- ---------
      Basic income available to common
      shareholders                                        $80.9    $86.4     $180.9    $183.0
                                                       ======== ========   ======== =========

      Net Income                                          $83.0    $88.8     $185.5    $187.8

      Effect of Dilutive Securities:
        Compensation expense, net of tax
        benefit, arising from assumed
        conversion of preferred stock                      (0.9)    (1.1)      (1.8)     (2.2)
                                                       -------- --------   -------- ---------
      Diluted income available to common
      shareholders                                        $82.1    $87.7     $183.7    $185.6
                                                       ======== ========   ======== =========

      Weighted Average Shares Outstanding

      Basic weighted average shares outstanding            86.5     85.6       86.3      85.5

      Effect of Dilutive Securities:
        Stock options                                       1.4      1.1        1.2       1.3
        Convertible preferred stock                         4.9      5.2        4.9       5.2
                                                       -------- --------   -------- ---------
      Diluted weighted average shares outstanding          92.8     91.9       92.4      92.0
                                                       ======== ========   ======== =========

7.   SEGMENT INFORMATION

     The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. Financial information relating to the Company's reportable segments was as follows:



                                                    Three Months        Six Months
                                                  Ended March 31,     Ended March 31,
                                                 ------------------  -----------------
      (in millions)                                2001       2000     2001       2000
                                                 -------- --------   -------- --------
      Sales
       Automotive Systems Group                  $3,372.5 $3,216.3   $6,760.5 $6,554.8
       Controls Group                             1,229.1  1,142.0    2,295.5  2,121.8
                                                 -------- --------   -------- --------
      Total                                      $4,601.6 $4,358.3   $9,056.0 $8,676.6
                                                 ======== ========   ======== ========


      Operating Income
       Automotive Systems Group                    $137.4   $146.9     $305.5   $324.9
       Controls Group                                53.2     45.5       94.3     82.5
                                                 -------- --------   -------- --------
      Total                                        $190.6   $192.4     $399.8   $407.4
                                                 ======== ========   ======== ========


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

     In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. As part of the acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and other termination costs and plant closure costs. Through March 31, 2001, approximately $26 million of employee severance and other termination costs associated with the consolidation of European and domestic operations were paid or incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at March 31, 2001 totaled approximately $13 million. The majority of the restructuring activities are expected to be completed by the end of fiscal 2001.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Consolidated net sales for the second quarter of fiscal 2001 increased 6% to $4.6 billion compared with $4.4 billion recorded in the prior year quarter. The effect of currency translation, primarily associated with the euro, reduced consolidated net sales by 3%, or approximately $130 million.

Second quarter Automotive Systems Group sales were $3.4 billion, 5% higher than the prior year's $3.2 billion. Sales of automotive seating and interior systems in North America were approximately 10% below the prior year period, reflecting the quarter's sharply lower vehicle production. New seating and interiors programs and customer diversification helped mitigate the Company's exposure to the overall 16% drop in the North American light vehicle production level. Sales of automotive batteries were slightly below the prior year level, with lower unit shipments to both the aftermarket and original equipment markets as a result of warmer weather in the quarter and the automotive slowdown. Automotive seating and interior systems sales in Europe increased by approximately 15% compared with the prior year before the effect of currency translation, which reduced reported sales by approximately 10%. Segment sales benefited from the addition of Ikeda Bussan Co. Ltd., a seating subsidiary in Japan acquired in September 2000, which contributed sales of approximately $300 million, and from higher seating sales in other Asian markets and in South America.

Controls Group sales climbed to $1.2 billion for the current quarter, rising 8% from the prior year quarter. Segment sales in local currency, before the negative effect of translation, were up 11% compared with the prior year period. Approximately three-quarters of the increase represented additional integrated facility management activity, reflecting new and expanded contracts in North America and Europe. The balance of the segment's increase came from higher sales of installed control systems, primarily the result of additional volume in North America in both the new construction and existing buildings markets. Orders for installed control systems increased modestly compared with the prior year's level, with growth achieved predominately in the North American market.

Consolidated operating income for the second quarter was $191 million, 1% lower than the prior year's $192 million. Weakness in the North American automotive environment was the principal factor in the decline in operating profits, though the impact was largely offset by increases in other businesses and geographic regions in which the Company operates.

Second quarter operating income for the Automotive Systems Group was $137 million, 6% lower than the prior year's $147 million. The segment decline was attributable to reduced gross margins in the North American market for seating and interior systems due to the quarter's lower vehicle production, which affected many of the Company's more mature programs. The effect of the production cutback was partly alleviated by headcount reductions and other cost-cutting efforts, which reduced selling, general and administrative (SG&A) expenses. The segment benefited from increases associated with automotive batteries in North America and each of the automotive segment's other primary geographic regions.

Controls Group operating income for the second quarter increased to $53 million, climbing 17% from the prior year's $46 million. The rise in operating income was attributable to the segment's installed control systems operations, which achieved higher volume and gross margins, reflecting improved contract execution and efficiency, as well as reduced SG&A expenses as a percentage of sales.

Net interest expense was slightly higher as a result of additional interest expense associated with moderately higher debt levels in the quarter compared with the prior year. Miscellaneous - net was approximately $4 million below the comparable prior year amount. The change was largely the result of reduced equity income attributable to certain of the Automotive Systems Group's domestic and European partially-owned affiliates.

The effective income tax rate was 38.7% for the three-month period ended March 31, 2001 compared with 39.6% for the comparable quarter last year. The effective rate was reduced due principally to global tax reduction initiatives.

Minority interest in net earnings of subsidiaries was $14 million for the current quarter compared with $11 million for the prior year period. The increase was primarily attributable to improved results from Automotive Systems Group subsidiaries, including those in Asia and Europe.

Net income of $83 million for the second quarter of fiscal 2001 was 7% below the prior year's $89 million. The decrease reflects lower operating income, as well as increased miscellaneous expense and the higher deduction for the Company's minority interest in net earnings of its subsidiaries, partially offset by a reduced effective income tax rate. Diluted earnings per share were $.89, compared with the prior year's $.95 per share.

Current quarter earnings include the effect of currency translation, which reduced earnings by $.02 per diluted share.


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Consolidated net sales for the first six months of fiscal 2001 were $9.1 billion, a 4% increase from the prior year's $8.7 billion. The effect of currency translation, primarily associated with the euro, reduced consolidated net sales by 5%, or approximately $400 million.

First half sales for the Automotive Systems Group of $6.8 billion were 3% higher than the prior year's sales of $6.6 billion. North American sales of automotive seating and interior systems were approximately 6% below the prior year period, the result of the period's significantly lower vehicle production schedules. New seating and interiors programs and customer diversification lessened the Company's exposure to the 12% decline in the North American light vehicle production level. Sales of automotive batteries rose slightly, with a favorable mix of products offsetting the effect of lower unit shipments to both the aftermarket and original equipment markets resulting from warmer weather in the period and the automotive slowdown. Automotive seating and interior systems sales in Europe were 9% lower than the prior year due to the negative effect of currency translation. In local currency, European sales increased by approximately 6%. The segment benefited from the addition of its Japanese subsidiary, which contributed sales of approximately $585 million, and from higher seating sales in other Asian markets and in South America.

Controls Group sales reached $2.3 billion for the current period, an increase of 8% from the prior period's $2.1 billion. Before the negative effect of currency translation, segment sales rose 12% from the comparable period last year. Approximately three-quarters of the increase represented additional integrated facility management activity, led by new and expanded contracts in North America and Europe. Higher sales of installed control systems provided the balance of the segment's increase, primarily the result of higher volumes in North America in both the new construction and existing buildings markets. Current period orders for installed control systems exceeded the prior year's level, due principally to growth in North America and Asia.

Management expects Automotive Systems Group sales to increase 5% to 10% in the current year, most likely in the low end of that range. Segment sales are projected to benefit from the launch of new seating and interior systems programs worldwide, customer diversification, the addition of its Japanese subsidiary and higher unit shipments of automotive batteries. These factors are expected to offset the forecasted downturn in North American light vehicle production, currently estimated to be 8% to 12% lower than the fiscal 2000 level.

Management expects Controls Group sales to rise 10% to 15% for the full year. Higher installed control systems activity worldwide and expansion of integrated facility management services in both the commercial and governmental markets are anticipated to be the primary sources of the segment increase.

The projected sales increases assume an average euro/U.S. dollar exchange rate of $.90 for fiscal 2001; sales may differ from the projected range if the actual exchange rate varies significantly from this rate.

Consolidated operating income was $400 million for the six months ended March 31, 2001, declining 2% from the prior year's $407 million. Weakness in the North American automotive environment and the negative effect of currency translation were largely offset by the Automotive Systems Group's positive results in other geographic markets and continued growth from the Controls Group.

Automotive Systems Group operating income was $306 million, decreasing 6% compared with the prior year's $325 million. The segment decline was attributable to reduced gross margins in the North American market for seating and interior systems due to the period's lower vehicle production, which affected many of the Company's more mature programs. The effect of the production cutback was partly alleviated by headcount reductions and other cost-cutting efforts, which reduced selling, general and administrative (SG&A) expenses. The segment benefited from increases associated with automotive batteries in North America and each of the automotive segment's other primary geographic regions, before the impact of currency translation.

Operating income for the Controls Group for the first half of fiscal 2001 was $94 million, rising 14% from the prior year's $83 million. The increase in operating income was due to the segment's installed control systems operations, which achieved higher volume and gross margins, reflecting improved contract execution and efficiency, as well as reduced SG&A expenses as a percentage of sales.

Net interest expense for the first six months of fiscal 2001 was slightly lower than the prior year, the result of higher interest income earned during the period. Miscellaneous income (net) was approximately $2 million higher than the prior year's amount. The increase was associated with a number of miscellaneous items, including a net gain on asset disposals.

The effective income tax rate was 38.7% for the six-month period ended March 31, 2001 compared with 39.6% for the comparable period last year. The effective rate was reduced due principally to global tax reduction initiatives.

Minority interest in net earnings of subsidiaries of $26 million was $3 million higher than the prior year period. The increase was primarily attributable to improved results from Automotive Systems Group subsidiaries, including those in Asia and Europe.

The Company's current period net income of $186 million was 1% less than the prior year's $188 million. The decline represents the period's lower operating income and the higher deduction for the Company's minority interest in net earnings of its subsidiaries, partially offset by a reduced effective income tax rate. Earnings per share were $1.99 on a diluted basis, compared with $2.01 for the prior year. Current period earnings include the effect of currency translation, which reduced earnings by $.08 per diluted share.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

The Company's working capital was a negative $41 million at March 31, 2001, compared with a negative $233 million at fiscal year-end and a negative $287 million one year ago. The change in working capital was primarily due to a decrease in short-term debt, which includes the Company's recent refinancing on a long-term basis of $200 million of short-term commercial paper borrowings. Working capital, excluding cash and debt, remained at relatively consistent levels for the periods presented.

Cash provided by operating activities of $379 million during the first six months of fiscal 2001 increased from the $339 million generated in the prior year period.

Capital Expenditures and Other Investments

Capital spending for property, plant and equipment during the first half of fiscal 2001 was $281 million, compared with the prior year's $266 million. The majority of the spending was associated with the Automotive System Group's expansion. Management expects capital expenditures for the full year to approximate $575 to $600 million, primarily related to new and expanded automotive seating and interior systems facilities and product lines worldwide, cost reduction projects, and battery manufacturing automation projects. Controls Group expenditures are expected to be focused on information and building systems technology.

Investments in partially-owned affiliates of $257 million were $31 million higher than the prior year's balance. The increase primarily represents equity income earned by the Company's affiliates, principally joint ventures of the Automotive Systems Group, partially offset by dividend distributions.

The Company completed the acquisition of Gylling Optima Batteries AB (Optima) for approximately $60 million in the first quarter of fiscal 2001 to augment its existing lead-acid battery technologies. Optima is a manufacturer of spiral-wound lead-acid batteries sold globally under the Optima (R) brand name.

Capitalization

Total capitalization of $4.5 billion at March 31, 2001 included short-term debt of $.3 billion, long-term debt (including the current portion) of $1.5 billion and shareholders' equity of $2.7 billion. The Company's total capitalization was $4.4 billion and $4.2 billion at September 30, 2000 and March 31, 2000, respectively. Total debt as a percentage of total capitalization at the end of the most recent quarter declined to 40%, compared with 41% at fiscal year-end and the 42% level one year ago. The continued improvement in the ratio of debt to total capitalization reflects the Company's use of its strong operating cash flows to reduce its relative proportion of debt.

In March 2001, the Company raised the combined amount of its two revolving credit facilities from $.7 billion to $1.0 billion.

The Company believes its capital resources and liquidity position at March 31, 2001 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 2001 will continue to be funded from operations, supplemented by short-term borrowings, if required.

Restructuring Activities

In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. As part of the acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and other termination costs and plant closure costs. Through March 31, 2001, approximately $26 million of employee severance and other termination costs associated with the consolidation of European and domestic operations were paid or incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at March 31, 2001 totaled approximately $13 million. The majority of the restructuring activities are expected to be completed by the end of fiscal 2001.

BACKLOG

The Company's backlog relates to the Controls Group's installed control systems operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At March 31, 2001, the unearned backlog of installed control systems contracts (excluding integrated facility management) to be executed within the next year was $1.4 billion, compared with $1.2 billion at March 31, 2000. The 16% increase from the prior year period is primarily due to new order growth in North America and Asia, both in the new and existing buildings markets.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended March 31, 2001, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 2000.

PART II. - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

There have been no significant changes in status since the last Report.

ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

Reference is made to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 24, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

        10.D  Common Stock Purchase Plan for Executives, as amended March 28,
              2001.

        12 Statement regarding the computation of the ratio of earnings to fixed charges.

     (b) There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      JOHNSON CONTROLS, INC.




Date:  May 15, 2001                   By:   /s/ Stephen A. Roell
                                            --------------------
                                            Stephen A. Roell
                                            Senior Vice President and
                                            Chief Financial Officer