Form 10-Q
period 2001-06-30
JOHNSON CONTROLS INC
filed 2001-08-14
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes   X       No
    ------       ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                              Outstanding at June 30, 2001
-----                                              ----------------------------
Common Stock $.16 2/3 Par Value                                87,280,780

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                  JUNE 30, 2001

                                  REPORT INDEX

                                                                                                                    Page No.
                                                                                                                   ----------

     PART I - FINANCIAL INFORMATION:

      Consolidated Statement of Financial Position at June 30, 2001,
        September 30, 2000 and June 30, 2000..................................................                         3

      Consolidated Statement of Income for the Three- and Nine-Month
        Periods Ended June 30, 2001 and 2000  ................................................                         4

      Consolidated Statement of Cash Flows for the Nine-Month
        Periods Ended June 30, 2001 and 2000  ................................................                         5

      Notes to Consolidated Financial Statements  ............................................                         6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations  .................................................                        10

      Quantitative and Qualitative Disclosures About Market Risk..............................                        16


     PART II - OTHER INFORMATION:

      Item 1. Legal Proceedings................................................................                       16

      Item 4. Results of Votes of Security Holders............................................                        16

      Item 6. Exhibits and Reports on Form 8-K  ..............................................                        16


     SIGNATURES  ..............................................................................                       17


                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                  (in millions)

                                                           June 30,            September 30,             June 30,
                                                             2001                  2000                    2000
                                                       -----------------    --------------------     -----------------
                                                         (unaudited)                                   (unaudited)

ASSETS

Cash and cash equivalents                                        $298.8                  $275.6                $234.1
Accounts receivable - net                                       2,523.7                 2,355.3               2,281.5
Costs and earnings in excess of billings
  on uncompleted contracts                                        213.4                   222.4                 220.4
Inventories                                                       545.0                   569.5                 505.4
Other current assets                                              723.6                   854.4                 663.3
                                                       -----------------    --------------------     -----------------
     Current assets                                             4,304.5                 4,277.2               3,904.7

Property, plant and equipment - net                             2,411.7                 2,305.0               2,029.9
Goodwill - net                                                  2,235.7                 2,133.3               2,010.0
Investments in partially-owned affiliates                         252.3                   254.7                 247.1
Other noncurrent assets                                           525.4                   457.8                 401.0
                                                       -----------------    --------------------     -----------------
     Total assets                                              $9,729.6                $9,428.0              $8,592.7
                                                       =================    ====================     =================


LIABILITIES AND EQUITY

Short-term debt                                                  $249.7                  $471.4                $218.5
Current portion of long-term debt                                  47.4                    36.1                  40.5
Accounts payable                                                2,336.0                 2,308.8               2,130.3
Accrued compensation and benefits                                 412.1                   452.4                 446.6
Accrued income taxes                                              119.5                   140.0                 146.1
Billings in excess of costs and earnings
  on uncompleted contracts                                        181.7                   167.8                 182.8
Other current liabilities                                       1,031.8                   933.5                 933.0
                                                       -----------------    --------------------     -----------------
     Current liabilities                                        4,378.2                 4,510.0               4,097.8

Long-term debt                                                  1,443.3                 1,315.3               1,232.3
Postretirement health and other benefits                          161.7                   168.1                 165.3
Other noncurrent liabilities                                      660.5                   621.8                 410.3
Minority interest in equity of subsidiaries                       280.1                   236.7                 234.4
Shareholders' equity                                            2,805.8                 2,576.1               2,452.6
                                                       -----------------    --------------------     -----------------
     Total liabilities and equity                              $9,729.6                $9,428.0              $8,592.7
                                                       =================    ====================     =================

    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                 (in millions, except per share data; unaudited)

                                                                 Three Months Ended June 30,            Nine Months Ended June 30,
                                                                 ---------------------------           ----------------------------
                                                                     2001           2000                  2001             2000
                                                                   --------       --------             ---------         ---------

Net sales                                                          $4,722.1       $4,389.3             $13,778.1         $13,065.9
Cost of sales                                                       4,046.0        3,713.1              11,840.8          11,152.6
                                                                   --------       --------             ---------         ---------
    Gross profit                                                      676.1          676.2               1,937.3           1,913.3

Selling, general and administrative expenses                          405.8          409.2               1,267.2           1,238.9
                                                                   --------       --------             ---------         ---------
    Operating income                                                  270.3          267.0                 670.1             674.4

Interest income                                                         3.7            3.8                  14.1              11.6
Interest expense                                                      (31.1)         (29.3)                (99.0)            (95.9)
Miscellaneous - net                                                     5.4           (0.5)                  8.4               0.1
                                                                   --------       --------             ---------         ---------
    Other income (expense)                                            (22.0)         (26.0)                (76.5)            (84.2)
                                                                   --------       --------             ---------         ---------
Income before income taxes and minority interest                      248.3          241.0                 593.6             590.2

Provision for income taxes                                             96.0           95.4                 229.7             233.7
Minority interest in net earnings of subsidiaries                      15.8           12.2                  41.9              35.3
                                                                   --------       --------             ---------         ---------
Net income                                                         $  136.5       $  133.4             $   322.0         $   321.2
                                                                   ========       ========             =========         =========
Earnings available for common shareholders                         $  134.4       $  130.9             $   315.3         $   313.9
                                                                   ========       ========             =========         =========
Earnings per share
    Basic                                                          $   1.54       $   1.53             $    3.64         $    3.67
                                                                   ========       ========             =========         =========
    Diluted                                                        $   1.45       $   1.45             $    3.44         $    3.46
                                                                   ========       ========             =========         =========


    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (in millions; unaudited)


                                                                                                  Nine Months
                                                                                                 Ended June 30,
                                                                                            ------------------------
                                                                                              2001            2000
                                                                                            --------         -------

OPERATING ACTIVITIES
Net income                                                                                  $  322.0         $ 321.2
Adjustments to reconcile net income to cash provided by operating activities
      Depreciation                                                                             319.2           289.3
      Amortization of intangibles                                                               61.6            57.9
      Equity in earnings of partially-owned affiliates, net of dividends received              (10.3)           (7.1)
      Deferred income taxes                                                                     27.8           (14.3)
      Other                                                                                     (9.2)           (1.8)
      Changes in working capital, excluding acquisition and divestiture of businesses
         Receivables                                                                          (117.4)         (194.5)
         Inventories                                                                            28.4             5.5
         Other current assets                                                                   95.6           (45.5)
         Accounts payable and accrued liabilities                                               70.9           257.3
         Accrued income taxes                                                                    6.6           (29.3)
         Billings in excess of costs and earnings on uncompleted contracts                      15.2            20.7
                                                                                            --------          ------
            Cash provided by operating activities                                              810.4           659.4
                                                                                            --------          ------
INVESTING ACTIVITIES
Capital expenditures                                                                          (460.6)          (382.5)
Sale of property, plant and equipment - net                                                     26.9             11.8
Acquisition of businesses, net of cash acquired                                               (207.3)           (11.0)
Divestiture of business                                                                            -             75.0
Additions of long-term investments                                                             (30.1)           (12.8)
                                                                                            --------           ------
            Cash used by investing activities                                                 (671.1)          (319.5)
                                                                                            --------           ------
FINANCING ACTIVITIES
Decrease in short-term debt - net                                                             (224.7)          (262.3)
Addition of long-term debt                                                                     241.9             22.3
Repayment of long-term debt                                                                    (75.1)           (78.8)
Payment of cash dividends                                                                      (88.1)           (79.7)
Other                                                                                           29.9             16.5
                                                                                            --------           ------
            Cash used by financing activities                                                 (116.1)          (382.0)
                                                                                            --------           ------
Increase (decrease) in cash and cash equivalents                                            $   23.2           ($42.1)
                                                                                            ========           ======

    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 2000. The results of operations for the three- and nine-month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the Company's 2001 fiscal year because of seasonal and other factors.

2.    CASH FLOW

      For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Income taxes paid during the nine months ended June 30, 2001 and 2000 (net of income tax refunds) totaled approximately $113 million and $219 million, respectively. The change between periods includes a $30 million income tax refund received in the first quarter. Total interest paid was approximately $108 million and $100 million for the nine months ended June 30, 2001 and 2000, respectively.

3.    INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:


                                                June 30,          September 30,         June 30,
       (in millions)                             2001                2000                 2000
                                            ----------------    -----------------    ---------------
       Raw materials and supplies                     $293.3               $323.9             $260.6
       Work-in-process                                  80.4                 98.8               76.5
       Finished goods                                  201.7                177.4              202.2
                                            ----------------    -----------------    ---------------
         FIFO inventories                              575.4                600.1              539.3
       LIFO reserve                                    (30.4)               (30.6)             (33.9)
                                            ----------------    -----------------    ---------------
                                                      $545.0               $569.5             $505.4
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

5.    COMPREHENSIVE INCOME

      Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, such as foreign currency translation, unrealized gains and losses on equity securities and realized and unrealized gains and losses on derivatives. Comprehensive income for the three months ended June 30, 2001 and 2000 was $105 million and $74 million, respectively. Comprehensive income for the nine months ended June 30, 2001 and 2000 was $261 million and $232 million, respectively. The difference between comprehensive income and net income for the periods presented principally represent foreign currency translation adjustments.

      The Company has certain financial instruments in place, primarily foreign-denominated long-term debt, which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred in the accumulated other comprehensive income (loss) account within shareholders' equity. Net gains of approximately $8 million and $14 million were recorded for the three- and nine-month periods ending June 30, 2001.

6.    EARNINGS PER SHARE

      The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:


                                                                   Three Months           Nine Months
                                                                  Ended June 30,         Ended June 30,
                                                                -----------------      ------------------

       (in millions)                                             2001       2000        2001        2000
                                                                ------    -------      ------      ------
       Income Available to Common Shareholders

       Net Income                                               $136.5    $133.4       $322.0      $321.2
         Preferred stock dividends, net of tax benefit            (2.1)     (2.5)        (6.7)       (7.3)
                                                                ------    ------       ------      ------

       Basic income available to common shareholders            $134.4    $130.9       $315.3      $313.9
                                                                ======    ======       ======      ======

       Net Income                                               $136.5    $133.4       $322.0      $321.2

       Effect of Dilutive Securities:
         Compensation expense, net of tax benefit, arising
         from assumed conversion of preferred stock              (0.8)      (1.0)        (2.6)       (3.2)
                                                                -----     ------       ------      ------

       Diluted income available to common shareholders          $135.7    $132.4       $319.4      $318.0
                                                                ======    ======       ======      ======

       Weighted Average Shares Outstanding

       Basic weighted average shares outstanding                  87.1      85.8         86.6        85.6

       Effect of Dilutive Securities:
         Stock options                                             1.5       1.3          1.3         1.3
         Convertible preferred stock                               4.9       5.1          4.9         5.1
                                                                ------    ------       ------      ------

       Diluted weighted average shares outstanding                93.5      92.2         92.8        92.0
                                                                ======    ======       ======      ======

7.    SEGMENT INFORMATION

      The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. Financial information relating to the Company's reportable segments was as follows:


                                                         Three Months                  Nine Months
                                                        Ended June 30,                Ended June 30,
                                                  --------------------------     ------------------------

       (in millions)                                 2001           2000           2001          2000
                                                  ------------- ------------     ----------  ------------
       Sales
        Automotive Systems Group                       $3,529.4     $3,285.6      $10,289.9      $9,840.4
        Controls Group                                  1,192.7      1,103.7        3,488.2       3,225.5
                                                  ------------- ------------     ----------  ------------
       Total                                           $4,722.1     $4,389.3      $13,778.1     $13,065.9
                                                  ============= ============     ==========  ============

       Operating Income
        Automotive Systems Group                         $211.0       $220.0         $516.5        $544.9
        Controls Group                                     59.3         47.0          153.6         129.5
                                                  ------------- ------------     ----------  ------------
       Total                                             $270.3       $267.0         $670.1        $674.4
                                                  ============= ============     ==========  ============


      Total assets of the Controls Group increased by approximately $280 million from the $1.621 billion balance at fiscal year-end. The majority of the increase was attributable to the acquisition of MC International (see footnote 8).

8.    ACQUISITION OF BUSINESSES

      In the third quarter of fiscal 2001, the Company completed the acquisition of MC International, a leader in refrigeration and air conditioning systems and services for European retail, industrial and commercial customers, for approximately $144 million. The acquisition was accounted for as a purchase. MC International, headquartered in France, has annual sales of over $200 million.

      Effective September 1, 2000, the Company completed the acquisition of a controlling interest in Ikeda Bussan Co. Ltd. (Ikeda), a Japanese supplier of automotive seating. Ikeda is the primary supplier of seating to Nissan and had consolidated net sales in 1999 of approximately $1.2 billion. The closing followed the expiration of a tender offer for Ikeda's shares, with the Company paying approximately $70 million (net of cash acquired), plus the assumption of $115 million of debt, for approximately 90% of the outstanding shares. The Company has initiated a share exchange to effect the acquisition of the remainder of the stock, which should be completed by the end of the calendar year. The acquisition was accounted for as a purchase in the Statement of Financial Position at September 30, 2000. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximated $160 million at the date of acquisition, was recorded as goodwill. Management is continuing the process of assessing and formulating its integration plans, including restructuring a portion of the business, and anticipates finalizing these plans by the end of the fiscal year. The operating results of Ikeda have been included in the Consolidated Statement of Income since October 1, 2000.

      In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. As part of the acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and other termination costs and plant closure costs. Through June 30, 2001, approximately $26 million of employee severance and other termination costs associated with the consolidation of European and domestic operations were paid or incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at June 30, 2001 totaled approximately $13 million. The remaining activities will be completed pending the resolution of certain contractual and other non-operational issues.

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

10.   FUTURE ACCOUNTING CHANGES

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142 "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require goodwill to no longer be amortized but instead be tested for impairment at least annually. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. The Company plans to adopt SFAS No. 142 beginning in fiscal year 2002. Adoption of the statement will have no impact on the Company's cash flows but will significantly increase reported net earnings. The Company currently estimates that adoption of SFAS No. 142 would increase fiscal 2001 reported earnings per share, on a pro forma basis, by approximately $.65 per diluted share.

11.   SUBSEQUENT EVENT

      On July 25, 2001, the Company announced that it will acquire the automotive electronics business of Sagem SA, a French high-technology group, for a purchase price of $435 million, which is subject to various adjustments. The Sagem business to be acquired is expected to have annual sales in 2001 of approximately $522 million. The acquisition, subject to customary regulatory approvals, is expected to be completed in October 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Third quarter consolidated net sales of $4.7 billion rose 8% from the prior year's $4.4 billion. The effect of currency translation rates, primarily associated with the euro, reduced consolidated net sales by 3%, or approximately $140 million.

Automotive Systems Group sales for the third quarter reached $3.5 billion, up 7% compared with the prior year's $3.3 billion. Sales of automotive seating and interior systems in North America rose by 2% over the prior year period, despite a 9% decline in the light vehicle production level. New seating and interiors programs and customer diversification helped mitigate the Company's exposure to the lower automotive build. Sales of automotive batteries rose by approximately 15%, with higher unit shipments resulting from contracts with new aftermarket customers and increased demand from existing customers. Automotive seating and interior systems sales in Europe were level with the prior year before the effect of currency translation rates, which reduced reported sales by 10%. Segment sales benefited from the addition of Ikeda Bussan Co. Ltd., a seating subsidiary in Japan acquired in September 2000, which contributed sales of approximately $250 million, and from higher seating sales in other Asian markets and in South America.

Third quarter sales for the Controls Group were $1.2 billion, rising 8% from the prior year quarter. Segment sales in local currency, before the negative effect of translation rates, increased 12% compared with the prior year period. Approximately three-quarters of the sales increase represented additional integrated facility management activity, reflecting new and expanded contracts in North America and Europe. The balance of the segment's increase was attributable to higher sales of installed control systems, particularly in the new construction market, and the addition of MC International (see "Capital Expenditures and Other Investments"). Orders for installed control systems increased modestly when compared to last year's strong level.

Consolidated operating income of $270 million for the third quarter was 1% above the prior year's $267 million. The Controls Group's increased operating profits in the quarter offset a decline in Automotive Systems Group operating income.

Automotive Systems Group operating income for the third quarter was $211 million, 4% below the prior year's $220 million. Operating income in North America associated with seating and interior systems declined modestly due to reduced gross margins resulting from the quarter's lower vehicle production, which affected many of the Company's more mature programs. The effect of the region's lower production was partly alleviated by headcount reductions and other cost-cutting efforts, which reduced selling, general and administrative (SG&A) expenses. Operating income attributable to the European market for seating and interior systems was lower, with reduced gross margins resulting from costs associated with the launch of new programs. Partially offsetting these factors were increases in operating income associated with automotive battery sales in North America and automotive operations in Asia and South America.

Third quarter operating income for the Controls Group climbed to $59 million, a 26% increase from the prior year's $47 million. The rise in operating income was attributable to the segment's higher volume and gross margins, due to improved contract execution and efficiency, as well as reduced SG&A expenses as a percentage of sales.

Interest expense was approximately $2 million higher, reflecting the quarter's moderately higher debt levels compared with the prior year. Miscellaneous - net was approximately $6 million above the prior year amount. The change was due to increased equity income from certain Automotive Systems Group domestic and Asian partially-owned affiliates, and from other miscellaneous items, including a net gain on asset disposals.

The effective income tax rate was 38.7% for the three-month period ended June 30, 2001 compared with 39.6% for the same quarter last year. The effective rate was reduced due principally to global tax reduction initiatives.

Minority interest in net earnings of subsidiaries of $16 million for the current quarter was $4 million higher than the comparable amount for the prior year period. The increase was primarily attributable to improved results from Automotive Systems Group subsidiaries, including those in Asia and Europe.

Net income of $136 million for the third quarter exceeded the prior year's $133 million. The increase resulted from higher operating income, equity earnings and other miscellaneous income, as well as a reduced effective income tax rate. These items were partially offset by a higher deduction for the Company's minority interest in net earnings of its subsidiaries. Due to a larger number of shares outstanding in the current quarter, diluted earnings per share of $1.45 were unchanged from the prior year. Current quarter results include the effect of currency translation rates, which reduced earnings by $.03 per diluted share.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Current year-to-date consolidated net sales rose 5% to $13.8 billion, compared with the prior year's $13.1 billion. The effect of currency translation rates, primarily associated with the euro, reduced consolidated net sales by 4%, or approximately $540 million.

Automotive Systems Group sales for the first nine months of fiscal 2001 were $10.3 billion, up 5% from the prior year's sales of $9.8 billion. Automotive seating and interior systems sales in North America declined by 3% from the prior year period, the result of the current year's significantly lower vehicle production schedules, particularly in the second fiscal quarter. New seating and interiors programs and customer diversification lessened the Company's exposure to the 11% decline in the North American light vehicle production level. Sales of automotive batteries rose 7%, with growth generated by contracts with new aftermarket customers and increased demand from existing customers in the battery replacement market. Automotive seating and interior systems sales in Europe were 10% lower than the prior year due to the negative effect of currency translation rates. In local currency, European sales increased approximately 4%. The segment benefited from the addition of its Japanese subsidiary, which contributed sales of approximately $835 million, and from higher seating sales in other Asian markets and in South America.

Controls Group sales of $3.5 billion for the current period were 8% higher than the prior year's $3.2 billion. Before the negative effect of currency translation rates, segment sales increased 12% from the comparable prior year period. Approximately three-quarters of the sales increase represented additional integrated facility management activity, led by new and expanded contracts in North America and Europe. Higher sales of installed control systems provided the balance of the segment's growth, the result of increased volumes worldwide. Installed control systems orders for the period ended June 30, 2001 exceeded the prior year, attributable to growth in the North American and Asian markets.

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

Management expects Controls Group sales to rise 10% to 15% for the full year, most likely in the low end of that range. Higher installed control systems activity worldwide and expansion of integrated facility management services in both the commercial and governmental markets are anticipated to be the primary sources of the segment increase.

Consolidated operating income of $670 million for the current year-to-date declined 1% compared with the prior year's $674 million. Weakness in the North American automotive environment, particularly in the second fiscal quarter, and the negative effect of currency translation rates were largely offset by the Automotive Systems Group's positive results in most other geographic markets and operations, and continued growth from the Controls Group.

Operating income for the Automotive Systems Group was $517 million, down 5% compared with the prior year's $545 million. The segment decline was attributable to reduced gross margins in the North American market for seating and interior systems due to the current year's lower vehicle production, which affected many of the Company's more mature programs. The effect of the production cutback was partly alleviated by headcount reductions and other cost-cutting efforts, which reduced SG&A expenses. European operating income was lower, primarily the result of lower gross margins due to costs associated with new programs and the negative effect of currency translation. Partially offsetting these factors were increases in operating income associated with automotive battery sales in North America and automotive operations in Asia and South America.

Controls Group operating income for the first nine months reached $154 million, rising 19% compared with the prior year. The increase in operating income was attributable to the segment's installed control systems operations, which achieved higher volume and gross margins resulting from improved contract execution and efficiency.

Net interest expense approximated the prior year level, with higher interest income offsetting the additional interest expense associated with the current period's moderately higher debt levels. Miscellaneous income (net) was approximately $8 million higher than the prior year's amount. The increase was attributable to higher equity income, as well as a number of miscellaneous items, including a net gain on asset disposals.

The effective income tax rate was 38.7% for the nine-month period ended June 30, 2001 compared with 39.6% for the same period last year. The effective rate was reduced due principally to global tax reduction initiatives.

Minority interest in net earnings of subsidiaries was $42 million, increasing from the prior year period's $35 million. The increase was primarily attributable to improved results from Automotive Systems Group subsidiaries, including those in Asia and Europe.

The Company's net income of $322 million for the first nine months of fiscal 2001 exceeded the prior year's $321 million. The period's slightly lower operating income and the higher deduction for the Company's minority interest in net earnings of its subsidiaries were offset by increased equity earnings and other miscellaneous income, as well as a reduced effective income tax rate. Due to a larger number of shares outstanding during the period, diluted earnings per share decreased to $3.44 compared with the prior year's $3.46. Current period results include the effect of currency translation rates, which reduced earnings by $.11 per diluted share.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

Working capital was a negative $74 million at June 30, 2001, compared with a negative $233 million at September 30, 2000. The change in working capital was largely due to a decrease in short-term debt, which includes the refinancing on a long-term basis of $200 million of short-term commercial paper borrowings. Working capital, excluding cash and debt, of a negative $75 million decreased by $74 million compared to fiscal year-end, due in part to a decrease in other current assets, principally prepaid expenses.

Cash provided by operating activities of $810 million during the first nine months of fiscal 2001 rose from the $659 million generated in the prior year period. The increase was primarily the result of a favorable net change in working capital compared to the prior year period.

Capital Expenditures and Other Investments

Capital spending for property, plant and equipment during the current year was $461 million, compared with the prior year's $383 million. The majority of the spending was associated with the Automotive System Group's continuing expansion. Management expects capital expenditures for the full year to approximate $625 to $650 million, primarily related to new and expanded automotive seating and interior systems facilities and product lines worldwide, cost reduction projects, and battery manufacturing automation projects. Controls Group expenditures are expected to be focused on information and building systems technology.

In the third quarter of fiscal 2001, the Company completed the acquisition of MC International for approximately $144 million. MC International is a leader in refrigeration and air conditioning systems and services for European retail, industrial and commercial customers, and is headquartered in France. The acquisition was originally financed with commercial paper and was subsequently refinanced with long-term euro-denominated debt.

The Company completed the acquisition of Gylling Optima Batteries AB (Optima) for approximately $60 million in the first quarter of fiscal 2001 to augment its existing lead-acid battery technologies. Optima is a manufacturer of spiral-wound lead-acid batteries sold globally under the Optima (R) brand name.

Goodwill of $2.2 billion at June 30, 2001 was $102 million higher than the balance at September 30, 2000 and $226 million higher than the balance one year ago. The current year increase is primarily associated with the acquisitions of MC International and Optima. The year-over-year increase also includes goodwill attributable to the Company's seating subsidiary in Japan, acquired in September 2000.

Capitalization

Total capitalization of $4.5 billion at June 30, 2001 included short-term debt of $.2 billion, long-term debt (including the current portion) of $1.5 billion and shareholders' equity of $2.8 billion. The Company's total capitalization was $4.4 billion and $3.9 billion at September 30, 2000 and June 30, 2000, respectively. Total debt as a percentage of total capitalization at the end of the most recent quarter was 38%, compared with 41% at fiscal year-end and the 38% level one year ago. The current year improvement in the ratio of debt to total capitalization reflects the Company's use of its strong operating cash flows to reduce its relative proportion of debt.

In March 2001, the Company raised the combined amount of its two revolving credit facilities from $.7 billion to $1.0 billion to provide initial financing for the MC International acquisition.

The Company believes its capital resources and liquidity position at June 30, 2001 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities in fiscal 2001 will continue to be funded from operations, supplemented by short-term borrowings, if required.

Restructuring Activities

Since the Company's acquisition of Ikeda in September 2000, management has continued the process of assessing and formulating its integration plans, including restructuring a portion of the business, and anticipates finalizing these plans by the end of the fiscal year.

In July 1998, the Company acquired Becker Group, a major supplier of automotive interior systems. As part of the acquisition, the Company recorded a restructuring reserve of $48 million. The reserve was established for anticipated costs associated with consolidating certain of Becker Group's European and domestic manufacturing, engineering and administrative operations with existing capacity of the Company. The majority of the reserve was attributable to expected employee severance and other termination costs and plant closure costs. Through June 30, 2001, approximately $26 million of employee severance and other termination costs associated with the consolidation of European and domestic operations were paid or incurred. In addition, $9 million of reserves were reversed during fiscal 1999, with corresponding reductions of goodwill and prepaid taxes. Accordingly, the reserve balance at June 30, 2001 totaled approximately $13 million. The remaining activities will be completed pending the resolution of certain contractual and other non-operational issues.

BACKLOG

The Company's backlog relates to the Controls Group's installed control systems operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At June 30, 2001, the unearned backlog of installed control systems contracts (excluding integrated facility management) to be executed within the next year was $1.44 billion, compared with $1.26 billion at June 30, 2000. New order growth in North America and Asia, both in the new and existing buildings markets, were the primary sources of the 14% increase from the prior year period.

PENDING ACQUISITION

On July 25, 2001, the Company announced that it will acquire the automotive electronics business of Sagem SA, a French high-technology group, for a purchase price of $435 million, which is subject to various adjustments. The Sagem business to be acquired is expected to have annual sales in 2001 of approximately $522 million. The acquisition, subject to customary regulatory approvals, is expected to be completed in October 2001.

FUTURE ACCOUNTING CHANGES

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company plans to adopt SFAS No. 142 beginning in fiscal year 2002. See footnote 10 to the consolidated financial statements for additional information about these statements.

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

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks and may include words such as "believes," "expects," "anticipates," "projects" or similar expressions. For those statements, the Company cautions that the numerous important factors, including industry vehicle production levels, U.S. dollar exchange rates and those discussed elsewhere in this document and in the Company's Form 8-K filing (dated October 26, 2000), could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 2001, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 2000.

PART II.- OTHER INFORMATION

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

(b) The Company filed a Form 8-K on April 18, 2001 to disclose its financial results for the second quarter of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JOHNSON CONTROLS, INC.




Date:  August 14, 2001                       By:/s/ Stephen A. Roell
                                                --------------------
                                                Stephen A. Roell
                                                Senior Vice President and
                                                Chief Financial Officer