Form 10-K405
period 2001-09-30
JOHNSON CONTROLS INC
filed 2001-12-21
CIK 53669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------
                                   FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                          OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-5097

                             ---------------------

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
                                  414-524-1200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

                                                            AGGREGATE MARKET VALUE       NUMBER OF SHARES
                                                           OF NONAFFILIATES' SHARES       OUTSTANDING AT
                  TITLE OF EACH CLASS                      AS OF NOVEMBER 15, 2001       NOVEMBER 15, 2001
                  -------------------                      ------------------------      -----------------
Common Stock, $.16 2/3 par value                                $7,025,460,140              87,555,585
Series D Convertible Preferred Stock, $1.00 par value,
  $512,000 liquidation value                                    $  384,344,144                 239.497

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate by reference portions of the Annual Report to Shareholders for the year ended September 30, 2001.

     Part III incorporates by reference portions of the Proxy Statement dated December 10, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JOHNSON CONTROLS, INC.

                       Index to Annual Report on Form 10-K

                          Year Ended September 30, 2001

                                                                                                          Page
                                                                                                          ----

                  CAUTIONARY STATEMENTS FOR FORWARD-LOOKING
                     INFORMATION.............................................................                3

                                                      PART I.

ITEM  1.          BUSINESS...................................................................                3

ITEM  2.          PROPERTIES.................................................................               10

ITEM  3.          LEGAL PROCEEDINGS..........................................................               10

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS......................................................               12

                  EXECUTIVE OFFICERS OF THE REGISTRANT.......................................               12

                                                     PART II.

ITEM  5.          MARKET FOR THE REGISTRANT'S COMMON STOCK
                    AND RELATED STOCKHOLDER MATTERS..........................................               14

ITEM  6.          SELECTED FINANCIAL DATA....................................................               14

ITEM  7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................               14

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK........................................................               14

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................               14

ITEM  9.          DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE...............................................................               14

                                                     PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................               14

ITEM 11.          EXECUTIVE COMPENSATION.....................................................               14

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT....................................................               15

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................               15

                                                     PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE
                    AND REPORTS ON FORM 8-K..................................................               15

                  INDEX TO EXHIBITS..........................................................            20-22


CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION


Johnson Controls, Inc. (the Company) has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words "believes," "expects," "anticipates," "projects" or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company's Form 8-K filing (dated November 9, 2001) could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.


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

The Controls Group is a global market leader in providing building control systems, services and integrated facility management, covering a broad range of operational, maintenance and consulting programs for the non-residential buildings market. The segment's control systems integrate the management, operation and control of critical building systems to maintain optimal comfort levels, improve energy efficiency and monitor safety. The segment also provides a complete suite of integrated facility management services to customers worldwide, assuming responsibility for a broad array of responsibilities associated with building operations and maintenance.

The Company's operations have broadened over the last two decades through organic growth, augmented by strategic acquisitions, to include the manufacture of automotive interior systems and automotive batteries. The Automotive Systems Group is among the world's largest automotive suppliers, providing interior systems for approximately 23 million vehicles annually. Its customers include every major automaker in the world.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

Note 14, "Segment Information," of the Notes to Consolidated Financial Statements on pages 41 through 42 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

PRODUCTS AND SERVICES

AUTOMOTIVE SYSTEMS GROUP

The Automotive Systems Group designs and manufactures products for passenger cars and light trucks. The segment produces automotive interior systems for original equipment manufacturers and automotive batteries for the replacement and original equipment markets.

The segment's automotive interior systems and batteries are manufactured or assembled in 179 cities worldwide. In addition to its domestic operations, the Automotive Systems Group has operations in 29 foreign countries.

The Automotive Systems Group designs and manufactures automotive interior systems for manufacturers of cars and light trucks, including vans and sport utility vehicles. Automotive interior systems products include systems, subsystems and components such as complete seating systems and components; cockpit systems, including instrument panels and electronics; overhead systems, including headliners and electronic convenience features; floor consoles; door systems and cargo management systems.

The segment operates 77 assembly plants that supply automotive manufacturers with complete seats on a "just-in-time/in-sequence" basis. All foam and metal seating components, covers and seat mechanisms are shipped to these plants from the segment's production facilities or outside suppliers. The seats are then assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the segment's other automotive interior systems are also supplied on a just-in-time/in-sequence basis.

The Company's interior systems capabilities have grown significantly during the last five years. Operations have expanded principally through internal growth aided by strategic acquisitions. Recent acquisitions include the purchase of the automotive electronics business of France-based Sagem SA in October 2001, which augments the segment's capabilities in vehicle cockpit and engine electronics, and the fiscal 2000 addition of Ikeda Bussan Co., Ltd. (Ikeda). In September 2000, the Company acquired a controlling interest in Ikeda, a Japanese supplier of automotive interiors and the primary supplier of seating to Nissan Motor Company. For fiscal 2001, automotive interior systems sales comprised approximately 92 percent of total segment sales.

The Automotive Systems Group's production of automotive batteries generates the remaining portion of segment sales. The Automotive Systems Group is the largest automobile battery supplier in North and South America. Automotive batteries are sold primarily under private label to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. Batteries and plastic battery containers are manufactured at 11 plants in the United States and, via partially-owned affiliates, at plants in India, Mexico and South America. The segment has also recently expanded its battery operations into the European market through the October 2001 acquisition of the German automotive battery manufacturer Hoppecke Automotive GmbH & Co. KG.

CONTROLS GROUP

The Controls Group is a major worldwide supplier of control systems, services and integrated facility management to the non-residential buildings market. The Controls Group engineers, manufactures, installs and services control systems. The segment sells control systems directly to building owners, as well as contractors, that manage all key building systems, including heating, ventilating, air conditioning, refrigeration, lighting, security and fire systems. The Controls Group employs sales engineers, application engineers and mechanics working out of branch offices located in approximately 300 principal cities throughout the world. The segment manufactures a broad line of electric and electronic products for sale through its own sales force and to original equipment manufacturers, wholesalers and distributors of air-conditioning, refrigeration, commercial and residential heating, and water-pumping equipment. Control systems products are manufactured in six domestic and five foreign facilities. The segment's integrated facility management offerings provide strategic facility management services, workplace design and consulting, move management, facility benchmarking and project management.

Worldwide, approximately 15 percent of the Controls Group's sales are derived from control system installations for newly constructed buildings, 40 percent from the installation and service of control systems in the existing worldwide commercial building market, while 45 percent originates from its integrated facility management offerings.

MAJOR CUSTOMERS AND COMPETITION

As described previously, the Company is a major supplier to the automotive industry. Sales to its major customers, as a percentage of consolidated net sales, were as follows for the most recent three-year period:



Customer                                               2001                   2000                  1999
--------                                               ----                   ----                  ----
DaimlerChrysler AG                                      14%                   16%                    16%
Ford Motor Company                                      11%                   13%                    13%
General Motors Corporation                              14%                   14%                    13%


AUTOMOTIVE SYSTEMS GROUP

Approximately 55 percent of Automotive Systems Group sales over the last three years were to the three automobile manufacturers listed in the previous table. In fiscal 2001, approximately 74 percent of the Company's total sales to these manufacturers originated in North America, 23 percent were based in Europe and 3 percent were attributable to other foreign markets. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the segment is affected by general business conditions in this industry.

The Automotive Systems Group faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers which themselves produce or have the capability to produce many of the products or services the segment supplies. Competition is based on technology, quality and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the segment's principal competitors include Lear Corporation, Faurecia, Magna International, Inc., Delphi Automotive Systems Corporation and Visteon Corporation.

Approximately 89 percent of the Automotive Systems Group's automotive battery sales in fiscal 2001 were to the automotive replacement market, with the remaining sales to the original equipment market. The segment is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Interstate Battery System of America, AutoZone, Sears, Roebuck & Co., Advance Auto Parts and Pep Boys. It is also a major supplier of automotive batteries to Wal-Mart Stores. Each of these customers sells replacement batteries under their own brand labels. The segment also manufactures spiral-wound lead-acid batteries sold globally under the Optima (R) brand name. Original equipment and replacement batteries are sold to a number of large manufacturers of motor vehicles.

Automotive battery sales depend principally on quality, price, delivery, and service, including marketing support and technical advice. The segment primarily competes in the battery market with Exide Technologies, Delphi Automotive Systems Corporation and East Penn Manufacturing Company.

CONTROLS GROUP

The Controls Group conducts much of its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in awarding contracts include product and service quality, price, reputation, technology, application engineering capability and construction management expertise. Competition for contracts includes many regional, national and international controls providers; larger competitors in the control systems and services market include Honeywell International and Siemens Building Technologies (of Siemens AG). The integrated facility management services market is highly fragmented, with no other company being dominant. Sales of these services are largely dependent upon numerous individual contracts with commercial businesses worldwide and various departments and agencies of the U.S. Federal Government. The loss of any individual contract would not have a materially adverse effect on the Company.

BACKLOG

At September 30, 2001, the Company's Automotive Systems Group had an incremental backlog of new orders for its interior systems to be executed within the next fiscal year of approximately $800 million. The automotive backlog, which excludes fiscal 2002 acquisitions and includes certain unconsolidated subsidiaries, is generally subject to a number of risks and uncertainties, such as the actual volume and timing of vehicle production upon which the backlog value is based.

The Company's backlog relating to the Controls Group was applicable to its control systems and services operations, which derive a significant portion of revenues from long-term contracts that are accounted for on the percentage-of-completion method. In accordance with customary industry practice, customers are progress billed on an estimated basis as work proceeds. At September 30, 2001, the unearned backlog of installed control systems contracts to be executed within the next fiscal year was $1.49 billion, compared with the prior year's $1.23 billion. The preceding data does not include amounts associated with integrated facility management contracts because such contracts are typically multi-year service awards; the backlog amount outstanding at any given period is not necessarily indicative of the amount of revenue to be earned in the coming fiscal period.

RAW MATERIALS

Raw materials used by the Automotive Systems Group in connection with its automotive interiors and battery operations, including steel, urethane chemicals, lead, sulfuric acid and polypropylene, were readily available during the year and such availability is expected to continue. The Controls Group is not dependent upon any single source of supply for essential materials, parts or components.

INTELLECTUAL PROPERTY

Generally, the Company seeks statutory protection for most intellectual property embodied in patents, trademarks and copyrights. Some intellectual property, where appropriate or possible, is protected by a contract, license, agreement or hold-in-confidence undertaking.

The Company owns numerous U.S. and foreign patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products, or which are used in the manufacture of those products. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, no single patent, or group of patents, is critical to the success of the business. The Company, from time to time, grants licenses under its patents and technology and receives licenses under patents and technology of others.

The Company has numerous registered trademarks in the United States and in many foreign countries. The most important of these marks are "JOHNSON CONTROLS" (including a stylized version thereof), "JCI" and "JOHNSON." These marks are universally used in connection with certain of its product lines and services. The trademarks and service marks "PENN," "METASYS," "HOMELINK," "AUTOVISION," "TRAVELNOTE," "OPTIMA" and "INSPIRA" are used in connection with certain Company product lines and services. The majority of the Company's original equipment and replacement automotive batteries are sold carrying customer-owned private labels and trademarks. The Company also markets automotive batteries under the licensed trademarks "EVEREADY" and "ENERGIZER."

Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company's claim to copyright protection under U.S. law and appropriate international treaties.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

Laws addressing the protection of the environment (Environmental Laws) and workers' safety and health (Worker Safety Laws) govern the Company's ongoing global operations. They generally provide for civil and criminal penalties, as well as injunctive and remedial relief, for noncompliance or require remediation of sites where Company-related materials have been released into the environment.

The Company has expended substantial resources globally, both financial and managerial, to comply with Environmental Laws and Worker Safety Laws and maintains procedures designed to foster and ensure compliance. Certain of the Company's businesses are or have been engaged in the handling or use of substances that may impact work health and safety or the environment. The Company is committed to protecting its workers and the environment against the risks associated with these substances.

The Company's operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with such laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved by negotiation with regulatory authorities that result in commitments to compliance, abatement, or remediation programs and, in some cases, payment of penalties. Historically, neither such commitments nor such penalties have been material. (See Item 3 "Legal Proceedings" of this report for a discussion of the Company's potential environmental liabilities.)

ENVIRONMENTAL CAPITAL EXPENDITURES

The Company's ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in 2001 related solely to environmental compliance were not material. It is management's opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company's financial results or competitive position in any one year.

EMPLOYEES

As of September 30, 2001, the Company employed approximately 112,000 employees, of whom approximately 79,000 were hourly and 33,000 were salaried.

SEASONAL FACTORS

Sales of automotive interior systems and batteries to automobile manufacturers for use as original equipment are dependent upon the demand for new automobiles. Management believes that demand for new automobiles generally reflects sensitivity to overall economic conditions with no material seasonal effect. The automotive replacement battery market is affected by weather patterns because batteries are more likely to fail when extremely low temperatures place substantial additional power requirements upon a vehicle's electrical system. Also, battery life is shortened by extremely high temperatures, which accelerate corrosion rates. Therefore, either mild winter or moderate summer temperatures may adversely affect automotive replacement battery sales.

The Controls Group's activities are executed on a relatively continuous basis, with no significant fluctuation in revenues during the year.

INTERNATIONAL OPERATIONS

The Automotive Systems Group has manufacturing facilities worldwide. The segment has wholly- and majority-owned automotive interior systems manufacturing facilities located outside the United States, including plants in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, France, Germany, Hungary, India, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, Portugal, Romania, Slovakia, Slovenia, South Africa, Spain, Sweden, Thailand, Turkey, the United Kingdom and Venezuela. These facilities produce, depending on the location, complete seats, interior systems and related components. The segment has partially-owned operations in Asia, Europe and South America that manufacture complete seats, interior systems and/or seating components. The segment also has partially-owned affiliates in India, Mexico and South America that produce automotive batteries. Licensing and joint venture arrangements are also in effect with certain foreign manufacturers of batteries and automotive parts.

Through a number of foreign subsidiaries and branches, the Controls Group operates fully-staffed sales offices, offering engineering, installation and service capabilities (the counterpart to the domestic controls operations), and, in many cases, integrated facility management services. Offices are located in Australia, Austria, Belgium, Brazil, Canada, China, CIS (Russia), the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, Norway, the Philippines, Poland, Portugal, Republic of Kazakhstan, Saudi Arabia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates and the United Kingdom. In addition, Controls Group products are marketed through distributors represented in approximately 40 countries. Products are manufactured in plants located in China, Germany, Italy, Mexico and The Netherlands, with the remainder of the product line supplied from the United States and via partially-owned affiliates. The Controls Group also has joint venture operations in Argentina, Brazil, China, Hong Kong, Italy, Japan, Kuwait, Malaysia, Philippines, Portugal, Singapore, Spain, Switzerland and Thailand.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Note 14, "Segment Information," of the Notes to Consolidated Financial Statements on pages 41 through 42 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

RESEARCH AND DEVELOPMENT EXPENDITURES

Note 11, "Research and Development," of the Notes to Consolidated Financial Statements on page 40 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 2   PROPERTIES

The Company has numerous wholly- and majority-owned manufacturing facilities located throughout the world. The Company considers its facilities to be suitable and adequate. The majority of the facilities are operating at normal levels based on capacity.

The following table lists the principal manufacturing, administrative, warehouse and research and development facilities by geographic region and segment:

Geographic Region and Segment
(in millions of square feet)

                                                           Owned Facilities   Leased Facilities        Total
                                                           ----------------   -----------------        -----

North America
  Automotive Systems Group                                          14.4                 5.5                19.9
  Controls Group                                                     1.9                 0.3                 2.2

Europe
  Automotive Systems Group                                           8.7                 6.9                15.6
  Controls Group                                                     0.3                 0.9                 1.2

Other foreign
  Automotive Systems Group                                           3.2                 0.8                 4.0
  Controls Group                                                       -                 0.2                 0.2
                                                             ------------       ------------         -----------
Total                                                               28.5                14.6                43.1
                                                             ===========        ============         ===========



In addition, hundreds of Controls Group branch offices in major cities throughout the world are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.

ITEM 3   LEGAL PROCEEDINGS

Environmental Litigation and Proceedings. As noted previously, liabilities potentially arise globally under various Environmental Laws and Worker Safety Laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 50 sites. Many of these sites are landfills used by the

Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental losses consistent with generally accepted accounting principles; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental costs totaled $28 million and $41 million at September 30, 2001 and 2000, respectively. The current year change was primarily due to the resolution of an estimated environmental liability associated with the operations of a lead supplier. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company are undiscounted and do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Typically, site remediation matters are addressed at the administrative agency level of the government. Occasionally, however, litigation is involved. The most significant of such matters where litigation has been commenced by the government or by private parties and remains pending against the Company is as follows:

        United States v. NL Industries, Inc., Case No. 91-CV-00578-WDS (United States District Court for the Southern District of Illinois), filed July 31, 1991. The EPA sought to enforce an administrative order issued on November 27, 1990 against Johnson Controls and other defendants requiring performance of a cleanup at a secondary smelter facility in Granite City, Illinois. The Company, the other defendants and the other parties to the 1990 order chose to not perform on the basis that the administrative record of decision underlying that order did not support the remedy the agency was requiring. The complaint alleged that the defendants should pay penalties (up to $25,000 per day and three times the cost of work the government performs) for failing to comply with the order. It also alleged that the Company should be responsible for past government expenditures. According to the agency, the total cost, both past and future, will probably exceed $64 million. The Company executed a consent decree settling this matter, but the court has not yet entered the decree. Nevertheless, the Company and the other parties to the Consent Decree have performed almost all of the work required by the decree. The reserves relating to environmental matters include an amount attributable to the cost of the work that the

         Company will perform in conjunction with other parties at the site, as well as payment to the federal government for the Company's share of past response costs and penalties.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

         James H. Keyes, 61, was elected Chairman of the Board in 1993 and Chief Executive Officer in 1988. He served as President from 1986 to 1998. Mr. Keyes joined the Company in 1966.

         John M. Barth, 55, was elected President and Chief Operating Officer in 1998. He was elected a member of the Board of Directors in 1997. Previously, Mr. Barth served as an Executive Vice President with responsibility for the Automotive Systems Group. Mr. Barth joined the Company in 1969.

         Stephen A. Roell, 51, was elected Senior Vice President in 1998 and has served as Chief Financial Officer since 1991. He was a Vice President from 1991 to 1998, and earlier served as Corporate Controller and Treasurer. Mr. Roell joined the Company in 1982.

         Ben C.M. Bastianen, 57, was elected a Corporate Vice President in 1999 and has served as Corporate Treasurer since 1991, when he joined the Company.

         Susan F. Davis, 48, was elected Vice President, Human Resources in 1994. Previously, she served as Vice President of Organizational Development for the Automotive Systems Group and the former Plastics Technology Group. Ms. Davis joined the Company in 1983.

         Giovanni "John" Fiori, 58, was elected a Corporate Vice President in 1992 and serves as President of automotive operations in Europe, Africa, South America and Asia. Previously, he served as Vice President of automotive seating operations in Europe. Mr. Fiori joined the Company in 1987.

         John P. Kennedy, 58, was elected a Corporate Vice President in 1989 and has been Secretary since 1987 and General Counsel since 1984, when he joined the Company.

         Robert Netolicka, 54, was elected a Corporate Vice President in 1997 and manages special projects for the Controls Group. Mr. Netolicka has held a number of senior management positions within the Controls Group since joining the Company in 1974, including President of integrated facility management services for the Controls Group.

         Jerome D. Okarma, 49, was elected Assistant Secretary in 1990. He has served as Deputy General Counsel since June 2000. Prior to that he served as Assistant General Counsel from 1989 to June 2000, and previously as Group Vice President and General Counsel of the Controls Group.

         Darlene Rose, 56, was elected Vice President, Corporate Development and Strategy in 1999. She previously served as Director of Corporate Benefits and Payroll, and earlier held management positions in audit, financial planning and information technology. Ms. Rose joined the Company in 1969.

         Rande S. Somma, 49, was elected a Corporate Vice President in 1998. He has served as President of automotive operations in North America since April 2000. Mr. Somma served in several senior management positions within the Automotive Systems Group since joining the Company in 1988, including President of Worldwide Marketing and Development.

         Brian J. Stark, 52, was elected a Corporate Vice President in 1995 and serves as President of the Controls Group. Mr. Stark has held a number of senior management positions within the Controls Group since joining the Company in 1972, including President of control systems and services for the Controls Group.

         Subhash "Sam" Valanju, 58, was elected a Corporate Vice President in 1999 and has served as Chief Information Officer since joining the Company in 1996.

         Bogoljub "Bob" Velanovich, 64, was elected a Corporate Vice President in January 2000. He also serves as Group Vice President - Manufacturing and Engineering Quality and Product Launch Assurance for the Automotive Systems Group. Mr. Velanovich served in several senior management positions within the Automotive Systems Group since joining the Company in 1991.

         Keith E. Wandell, 52, was elected a Corporate Vice President in 1997 and serves as President of battery operations for the Automotive Systems Group. Previously, he served in a number of management positions, most recently as Vice President and General Manager of the Automotive Systems Group's Starting, Lighting and Ignition Division. Mr. Wandell joined the Company in 1988.

         Denise M. Zutz, 50, was elected Vice President, Corporate Communication in 1991. She previously served as Director of Corporate Communication and served in other communication positions since joining the Company in 1973.

There are no family relationships, as defined by the instructions to this item, between the above executive officers.

All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.

PART II

The information required by Part II, Items 5, 6, 7, 7A and 8, are incorporated herein by reference to the Company's 2001 Annual Report to Shareholders as follows:

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS - See price range and dividend information on page 20 of the 2001 Annual Report to Shareholders.

                                                                       Number of Record Holders
                  Title of Class                                       as of November 15, 2001
                  --------------                                       -----------------------
                  Common Stock, $.16-2/3 par value                              59,311

ITEM 6 SELECTED FINANCIAL DATA - See "Five Year Summary" on page 44 of the 2001 Annual Report to Shareholders.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - See pages 20 through 27 of the 2001 Annual Report to Shareholders.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - See
         "Risk Management" on pages 25 through 26 of Management's Discussion and Analysis section of the 2001 Annual Report to Shareholders.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - See pages 28 through 42 of the 2001 Annual Report to Shareholders.

ITEM 9   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.


PART III

The information required by Part III, Items 10, 11, 12, and 13, are incorporated herein by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders (2001 Proxy), dated December 10, 2001, as follows:

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Incorporated by reference to sections entitled "Election of Directors," "Board Information," "Board Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2001 Proxy. Required information on executive officers of the Company appears on pages 12-13 of Part I of this report.

ITEM 11 EXECUTIVE COMPENSATION - Incorporated by reference to sections entitled "Executive Compensation," "Compensation Committee Report," "Performance Graph" and "Employment Agreements" of the 2001 Proxy.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Incorporated by reference to the section entitled "Johnson Controls Share Ownership" of the 2001 Proxy.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - None.


PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                                        Page in
                                                                                                     Annual Report*
                                                                                                     --------------
(a) The following documents are filed as part of this report:

         (1) Financial Statements

              Consolidated Statement of Income for the years ended September
                30, 2001, 2000 and 1999 .........................................................         28

              Consolidated Statement of Financial Position at
                September 30, 2001 and 2000......................................................         29

              Consolidated Statement of Cash Flows for the years ended
                September 30, 2001, 2000 and 1999................................................         30

              Consolidated Statement of Shareholders' Equity for the years
                ended September 30, 2001, 2000 and 1999..........................................         31

              Notes to Consolidated Financial Statements.........................................      32-42

              Report of Independent Accountants..................................................         43

*Incorporated by reference from the indicated pages of the 2001 Annual Report to Shareholders.

                                                                                                      Page in
                                                                                                     Form 10-K
         (2) Financial Statement Schedule

              Report of Independent Accountants on Financial Statement Schedule..................         17

              For the years ended September 30, 2001, 2000 and 1999:

                II.  Valuation and Qualifying Accounts...........................................         19

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

         (3) Exhibits

             Reference is made to the separate exhibit index contained on pages 20 through 22 filed herewith.



(b) The following Form 8-K's were filed during the fourth quarter of fiscal 2001 or thereafter through the date of this report:

   (i) A Form 8-K was filed November 9, 2001 to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and to provide updated disclosure of the factors that could affect any forward-looking statements made by, or on behalf of, the Company.
   (ii) A Form 8-K was filed October 24, 2001 to disclose the Company's financial results for the fourth quarter of fiscal 2001.
   (iii) A Form 8-K was filed July 19, 2001 to disclose the Company's financial results for the third quarter of fiscal 2001.


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

[PRICEWATERHOUSECOOPERS LOGO]

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]



                      Report of Independent Accountants On
                          Financial Statement Schedule



To the Board of Directors and Shareholders of Johnson Controls, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 22, 2001 appearing in the 2001 Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers  LLP
--------------------------  ---
PricewaterhouseCoopers  LLP
Milwaukee, Wisconsin
October 22, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS, INC.


                                             By     /s/ Stephen A. Roell
                                                    --------------------------
                                                    Stephen A. Roell
                                                    Senior Vice President and
                                                    Chief Financial Officer

Date:  December 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 21, 2001, by the following persons on behalf of the registrant and in the capacities indicated:


/s/ James H. Keyes                           /s/ John M. Barth
---------------------------                  -----------------------------------
James H. Keyes                               John M. Barth
Chairman, Chief Executive Officer            President, Chief Operating Officer
and Director                                 and Director


/s/ Stephen A. Roell                         /s/ Robert W. Smith
---------------------------                  -----------------------------------
Stephen A. Roell                             Robert W. Smith
Senior Vice President and                    Assistant Corporate Controller
Chief Financial Officer


/s/ Paul A. Brunner                          /s/ William H. Lacy
---------------------------                  -----------------------------------
Paul A. Brunner                              William H. Lacy
Director                                     Director


/s/ Robert A. Cornog                         /s/ Natalie A. Black
---------------------------                  -----------------------------------
Robert A. Cornog                             Natalie A. Black
Director                                     Director


/s/ Richard F. Teerlink
---------------------------
Richard F. Teerlink
Director

                    JOHNSON CONTROLS, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)


YEAR ENDED SEPTEMBER 30,                                                             2001             2000              1999
------------------------                                                  ------------------------------------------------------

ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance at beginning of period                                                        $31.9             $26.9             $21.2

Accounts charged off                                                                   (6.2)             (5.4)             (5.9)

Provision charged to costs and expenses                                                 9.9              15.4              15.9

Reserve adjustments                                                                    (7.9)             (4.1)             (4.0)

Acquisition of businesses                                                               2.6               0.1               1.8

Currency translation                                                                   (0.7)             (1.5)             (0.4)

Other                                                                                  (1.5)              0.5              (1.7)
                                                                          ------------------------------------------------------

Balance at end of period                                                              $28.1             $31.9             $26.9
                                                                          ======================================================


DEFERRED TAX ASSETS - VALUATION ALLOWANCE

Balance at beginning of period                                                        $61.4             $65.2             $58.6

Allowance established for new loss carryforwards and tax credits                       34.3              18.1              21.6

Allowance reversed for loss carryforwards utilized                                     (7.0)            (21.9)            (15.0)
                                                                          ------------------------------------------------------

Balance at end of period                                                              $88.7             $61.4             $65.2
                                                                          ======================================================

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

    3.(ii)    By-laws of Johnson Controls, Inc., as amended November 14,                              23-34
              2001, filed herewith.

    4.A Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

    4.B Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

    4.C       Rights Agreement between Johnson Controls, Inc. and Firstar
              Trust Company (Rights Agent), as amended November 16,
              1994, (incorporated by reference to Exhibit 4.C to Johnson
              Controls, Inc. Annual Report on Form 10-K for the year ended
              September 30, 1994). Wells Fargo Bank Minnesota, N.A. was appointed successor Rights Agent effective May 11, 2001.

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

    10.D      Johnson Controls, Inc., Common Stock Purchase Plan for
              Executives as amended March 28, 2001 (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Quarterly
              Report on Form 10-Q for the quarter ended March 31, 2001).

    10.E      Johnson Controls, Inc., Deferred Compensation Plan for
              Certain Directors as amended through October 1, 2001, filed
              herewith.                                                                               35-46

    10.F      Johnson Controls, Inc., Executive Incentive Compensation Plan
              as amended through October 1, 2001, filed herewith.                                     47-57

    10.G      Johnson Controls, Inc., Executive Incentive Compensation
              Plan, Deferred Option, Qualified Plan as amended through
              October 1, 2001, filed herewith.                                                        58-69

    10.H      Johnson Controls, Inc., Long-Term Performance Plan as
              amended through October 1, 2001, filed herewith.                                        70-80

                             JOHNSON CONTROLS, INC.
                                INDEX TO EXHIBITS

EXHIBITS                                       TITLE                                                    PAGE
    10.I      Johnson Controls, Inc., Executive Survivor Benefits Plan
              amended through October 1, 2001, filed herewith.                                        81-90

    10.J      Johnson Controls, Inc., Equalization Benefit Plan amended
              through October 1, 2001, filed herewith.                                                91-105

    10.K      Form of employment agreement, as amended through
              September 26, 2001, between Johnson Controls, Inc. and all
              elected officers and key executives, filed herewith.                                    106-126

    10.L      Form of indemnity agreement, as amended, between Johnson
              Controls, Inc. and all elected officers, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual
              Report on Form 10-K for the year ended September 30, 1991).

    10.M      Johnson Controls, Inc., Director Share Unit Plan, as amended
              through October 1, 2001, filed herewith.                                                127-137

    10.N      Johnson Controls, Inc., 2000 Stock Option Plan, as amended
              through October 1, 2001, filed herewith.                                                138-150

    10.O      Johnson Controls, Inc., Restricted Stock Plan, effective
              October 1, 2001, filed herewith.                                                        151-163

    10.P      Johnson Controls, Inc., Executive Deferred Compensation
              Plan, effective October 1, 2001, filed herewith.                                        164-184

    12        Statement regarding computation of ratio of earnings to fixed
              charges for he year ended September 30, 2001, filed herewith.                             185

    13        2001 Annual Report to Shareholders (incorporated sections
              only in electronic filing), filed herewith.                                             186-210

    21        Subsidiaries of the Registrant, filed herewith.                                         211-215

    23        Consent of Independent Accountants dated December 21,
              2001, filed herewith.                                                                     216

    *These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc., and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.