Form 10-Q
period 2001-12-31
JOHNSON CONTROLS INC
filed 2002-02-14
CIK 53669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ------------------

                                   FORM 10-Q
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                              OUTSTANDING AT DECEMBER 31, 2001
                    -----                              --------------------------------
       Common Stock $.16 2/3 Par Value                            87,652,738

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                December 31, 2001


                                  REPORT INDEX


                                                                          Page No.
PART I - FINANCIAL INFORMATION:

 Consolidated Statement of Financial Position at December 31, 2001,
   September 30, 2001 and December 31, 2000 ...............................    3

 Consolidated Statement of Income for the Three Month
   Periods Ended December 31, 2001 and 2000 (adjusted and actual) .........    4

 Consolidated Statement of Cash Flows for the Three Month
   Periods Ended December 31, 2001 and 2000 ...............................    5

 Notes to Consolidated Financial Statements ...............................    6

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations ....................................   12

 Quantitative and Qualitative Disclosures About Market Risk ...............   17


PART II - OTHER INFORMATION:

 Item 1. Legal Proceedings ................................................   18

 Item 4. Results of Votes of Security Holders .............................   18

 Item 5. Other Information ................................................   18

 Item 6. Exhibits and Reports on Form 8-K .................................   18


SIGNATURES ................................................................   19

                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (in millions)



                                                              December 31,              September 30,             December 31,
                                                                  2001                       2001                     2000
                                                              ------------              -------------             ------------
                                                               (unaudited)                                         (unaudited)
ASSETS
Cash and cash equivalents                                              $261.0                    $374.6                  $355.2
Accounts receivable - net                                             2,776.9                   2,673.4                 2,312.3
Costs and earnings in excess of billings on
  uncompleted contracts                                                 264.1                     254.9                   231.7
Inventories                                                             659.7                     577.6                   585.1
Other current assets                                                    636.9                     663.5                   753.2
                                                            ------------------       -------------------       -----------------
     Current assets                                                   4,598.6                   4,544.0                 4,237.5

Property, plant and equipment - net                                   2,446.1                   2,379.8                 2,363.2
Goodwill - net                                                        2,580.6                   2,247.3                 2,159.1
Other intangible assets - net                                           255.5                     135.4                   123.0
Investments in partially-owned affiliates                               318.0                     300.5                   252.2
Other noncurrent assets                                                 301.0                     304.5                   407.4
                                                            ------------------       -------------------       -----------------
     Total assets                                                   $10,499.8                  $9,911.5                $9,542.4
                                                            ==================       ===================       =================

LIABILITIES AND EQUITY
Short-term debt                                                        $354.4                    $379.9                  $663.9
Current portion of long-term debt                                        45.2                      45.3                    39.4
Accounts payable                                                      2,417.4                   2,437.3                 2,095.4
Accrued compensation and benefits                                       363.2                     436.3                   350.1
Accrued income taxes                                                    124.4                     137.8                   194.0
Billings in excess of costs and earnings
  on uncompleted contracts                                              165.3                     163.0                   179.7
Other current liabilities                                             1,103.8                     980.1                 1,065.7
                                                            ------------------       -------------------       -----------------
     Current liabilities                                              4,573.7                   4,579.7                 4,588.2

Long-term debt                                                        1,927.4                   1,394.8                 1,262.3
Postretirement health and other benefits                                168.5                     162.5                   164.1
Minority interests in equity of subsidiaries                            203.1                     207.3                   246.2
Other noncurrent liabilities                                            571.4                     581.8                   633.1
Shareholders' equity                                                  3,055.7                   2,985.4                 2,648.5
                                                            ------------------       -------------------       -----------------
     Total liabilities and equity                                   $10,499.8                  $9,911.5                $9,542.4
                                                            ==================       ===================       =================


    The accompanying notes are an integral part of the financial statements.

                        JOHNSON CONTROLS, INC.

                   CONSOLIDATED STATEMENT OF INCOME
           (in millions, except per share data; unaudited)


                                                        Three Months Ended December 31,
                                                     --------------------------------------
                                                                   Adjusted
                                                       2001          2000*       2000
                                                     -----------  -----------  -----------

Net sales                                            $   4,817.7  $   4,454.4  $   4,454.4
Cost of sales                                            4,141.4      3,814.4      3,814.4
                                                     -----------  -----------  -----------
   Gross profit                                            676.3        640.0        640.0

Selling, general and administrative expenses               437.8        413.3        430.8
                                                     -----------  -----------  -----------
   Operating income                                        238.5        226.7        209.2

Interest income                                              3.2          5.9          5.9
Interest expense                                           (32.1)       (33.3)       (33.3)
Equity income                                                4.1          7.5          7.5
Miscellaneous - net                                         (3.4)        (2.9)        (2.9)
                                                     -----------  -----------  -----------
   Other income (expense)                                  (28.2)       (22.8)       (22.8)
                                                     -----------  -----------  -----------

Income before income taxes and minority interests          210.3        203.9        186.4

Provision for income taxes                                  75.5         73.9         72.1
Minority interests in net earnings of subsidiaries          14.9         11.8         11.8
                                                     -----------  -----------  -----------

Net income                                           $     119.9  $     118.2  $     102.5
                                                     ===========  ===========  ===========

Earnings available for common shareholders           $     117.8  $     115.7  $     100.0
                                                     ===========  ===========  ===========

Earnings per share
   Basic                                             $      1.35  $      1.35  $      1.16
                                                     ===========  ===========  ===========
   Diluted                                           $      1.27  $      1.27  $      1.10
                                                     ===========  ===========  ===========


* The adjusted information for the three months ended December 31, 2000 is presented as if SFAS No. 142 (see Note 4) had been adopted October 1, 2000. Results have been adjusted to exclude goodwill amortization expense of $17.5 million and the related income tax effect.




    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions; unaudited)


                                                                                                         Three Months
                                                                                                      Ended December 31,
                                                                                               ------------------------------------
                                                                                                  2001                  2000
                                                                                               --------------        --------------
OPERATING ACTIVITIES
Net income                                                                                            $119.9                $102.5

Adjustments to reconcile net income to cash provided by operating activities
       Depreciation                                                                                    119.9                 102.1
       Amortization of intangibles                                                                       4.7                  20.3
       Equity in earnings of partially-owned affiliates, net of dividends received                      (3.1)                 (7.1)
       Minority interests in net earnings of subsidiaries                                               14.9                  11.8
       Deferred income taxes                                                                            10.3                   3.3
       Other                                                                                            (4.8)                  0.6
       Changes in working capital, excluding acquisition of businesses
         Receivables                                                                                    73.4                  57.6
         Inventories                                                                                    12.1                  (9.8)
         Other current assets                                                                           32.9                  76.1
         Accounts payable and accrued liabilities                                                     (258.9)               (232.6)
         Accrued income taxes                                                                          (16.6)                 46.8
         Billings in excess of costs and earnings on uncompleted contracts                               2.8                  10.7
                                                                                               --------------        --------------
            Cash provided by operating activities                                                      107.5                 182.3
                                                                                               --------------        --------------

INVESTING ACTIVITIES
Capital expenditures                                                                                   (94.0)               (138.6)
Sale of property, plant and equipment                                                                    8.0                   5.3
Acquisition of businesses, net of cash acquired                                                       (592.0)                (60.3)
Changes in long-term investments - net                                                                  (9.3)                (32.4)
                                                                                               --------------        --------------
            Cash used by investing activities                                                         (687.3)               (226.0)
                                                                                               --------------        --------------

FINANCING ACTIVITIES
(Decrease) increase in short-term debt - net                                                           (48.0)                179.9
Increase in long-term debt                                                                             600.5                   4.6
Repayment of long-term debt                                                                            (43.7)                (65.3)
Payment of cash dividends                                                                              (31.3)                (29.2)
Other                                                                                                  (11.3)                 33.3
                                                                                               --------------        --------------
            Cash provided by financing activities                                                      466.2                 123.3
                                                                                               --------------        --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                     ($113.6)                $79.6
                                                                                               ==============        ==============



    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 2001. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results which may be expected for the Company's 2002 fiscal year because of seasonal and other factors. Adjusted information for the three months ended December 31, 2000 is presented as if Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" (see Note 4) had been adopted October 1, 2000. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.    EARNINGS PER SHARE

      The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:


                                                                     Three Months
                                                                   Ended December 31
                                                            -------------------------------

       (in millions)                                                    Adjusted
                                                               2001       2000*      2000
                                                            ---------- ---------- ---------
       Income Available to Common Shareholders

       Net Income                                               $119.9     $118.2    $102.5
         Preferred stock dividends, net of tax benefit           (2.1)      (2.5)     (2.5)
                                                            ---------- ---------- ---------

       Basic income available to common shareholders            $117.8     $115.7    $100.0
                                                            ========== ========== =========

       Net Income                                               $119.9     $118.2    $102.5


       Effect of Dilutive Securities:
         Compensation expense, net of tax benefit, arising
         from assumed conversion of preferred stock              (0.7)      (0.9)     (0.9)
                                                            ---------- ---------- ---------

       Diluted income available to common shareholders          $119.2     $117.3    $101.6
                                                            ========== ========== =========

       Weighted Average Shares Outstanding

       Basic weighted average shares outstanding                  87.6       86.1     86.1

       Effect of Dilutive Securities:
         Stock options                                             1.6        1.0      1.0
         Convertible preferred stock                               4.8        5.0      5.0
                                                            ---------- ---------- ---------

       Diluted weighted average shares outstanding                94.0       92.1     92.1
                                                            ========== ========== ========

      * The adjusted information for the three months ended December 31, 2000 is presented as if SFAS No. 142 (see Note 4) had been adopted October 1, 2000. Results have been adjusted to exclude goodwill amortization expense of $17.5 million and the related income tax effect.

3.    CASH FLOW

      For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Income taxes paid during the three months ended December 31, 2001 totaled approximately $53 million, compared with a net cash receipt of $13 million in the prior year period. A $30 million income tax refund was received in the prior year first quarter. Total interest paid was approximately $28 million and $32 million for the three months ended December 31, 2001 and 2000, respectively.


4.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Effective October 1, 2001, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets. Under SFAS No. 142 goodwill will no longer be amortized; however, it must be tested for impairment at least annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The Company's financial statements include comparative adjusted information which assumes SFAS No. 142 had been adopted October 1, 2000.

      The Company's other intangible assets primarily relate to acquired patents associated with the Automotive Systems Group. Amortization of other intangible assets was approximately $5 million and $3 million for the three months ended December 31, 2001 and 2000, respectively. Excluding the impact of any future acquisitions and any changes that may occur as a result of the final purchase price allocation (see Note 5), the Company anticipates that annual amortization of other intangible assets will approximate $20 million for each of the next five years.

      The changes in the carrying amount of goodwill for the year ended September 30, 2001 and for the three months ended December 31, 2001 are as follows:


                                                    Automotive            Controls
       (in millions)                               Systems Group           Group             Total
                                                  ----------------     --------------    --------------
       Balance as of September 30, 2000                   $1,934.8             $198.5          $2,133.3
       Goodwill from business acquisitions                    42.4              152.7             195.1
       Amortization                                         (59.5)             (11.3)            (70.8)
       Currency translation                                  (7.6)              (2.7)            (10.3)
                                                  ----------------     --------------    --------------
       Balance as of September 30, 2001                   $1,910.1             $337.2          $2,247.3
       Goodwill from business acquisitions                   341.0               14.2             355.2
       Currency translation                                 (13.8)              (8.1)            (21.9)
                                                  ----------------     --------------    --------------
       Balance as of December 31, 2001                    $2,237.3             $343.3          $2,580.6
                                                  ================    ===============    ==============


      See Note 5 for discussion of goodwill from business acquisitions during the quarter.

5.    ACQUISITION OF BUSINESSES

      Effective October 1, 2001, the Company completed the acquisition of the automotive electronics business of France-based Sagem SA and the German automotive battery manufacturer Hoppecke Automotive GmbH & Co. KG. The Sagem acquisition augments the Company's growth and capabilities in vehicle cockpit electronics in Europe and North America. Hoppecke provides new battery technologies that give the Company a leadership position in the development of the evolving 36/42-volt automotive systems. Both acquisitions were accounted for as purchases. The acquisitions, with an initial combined purchase price of approximately $575 million, were financed with long-term debt. The Company is obtaining independent appraisals and performing other studies necessary to allocate the purchase price to the acquired net assets. Pending completion of the appraisals and studies, the excess of the purchase price over the estimated fair value of the acquired net assets has been allocated between goodwill and other intangible assets. The Company expects that such appraisals and studies and the allocation of the purchase price will be completed by the end of the fiscal year. Pro forma information to reflect these acquisitions has not been disclosed as the impact on net income is not material.

      Effective September 1, 2000, the Company completed the acquisition of approximately 90% of the outstanding shares of Ikeda Bussan Co. Ltd. (Ikeda), a Japanese supplier of automotive seating.

      As part of this acquisition, a restructuring reserve of approximately $54 million was recorded. The reserve was established for expected employee severance costs as the Company eliminates certain non-core activities to focus on Ikeda's principal seating and interiors businesses. Seven plants and facilities have been or will be closed as part of the restructuring plan, with resulting workforce reductions of approximately 1,000 employees. Through December 31, 2001, approximately $20 million of employee severance costs associated with the restructuring plan were paid or incurred, and approximately 430 employees separated from the Company. The reserve balance at December 31, 2001 totaled approximately $34 million and the majority of the restructuring activities are expected to be completed by the end of the fiscal year. A share exchange to acquire the remaining shares of Ikeda was completed in the first quarter of fiscal 2002.

6.    LONG-TERM DEBT

      In November 2001, the Company refinanced its commercial paper borrowings attributable to its recent acquisitions of Sagem and Hoppecke by issuing a total of $600 million of variable and fixed rate notes under the Company's shelf registration statement on file with the Securities and Exchange Commission. $250 million of variable rate notes, with interest equal to the three month LIBOR rate plus 60 basis points, mature in November 2003. $350 million of five percent fixed rate notes are due in November 2006.


7.    INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

                                              December 31,        September 30,       December 31,
       (in millions)                             2001                2001                 2000
                                              ------------        -------------       ------------
       Raw materials and supplies                $368.0               $331.3             $345.4
       Work-in-process                            104.4                 77.2               83.5
       Finished goods                             222.6                203.8              186.9
                                              ------------        -------------       ------------
         FIFO inventories                         694.9                612.3              615.8
       LIFO reserve                               (35.3)               (34.7)             (30.7)
                                              ------------        -------------       ------------

         Inventories                             $659.7               $577.6             $585.1
                                              ============        =============       ============




8.    COMPREHENSIVE INCOME

      Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, such as foreign currency translation, unrealized gains and losses on equity securities and realized and unrealized gains and losses on derivatives. Comprehensive income for the three months ended December 31, 2001 and 2000 was approximately $77 million and $86 million, respectively. The difference between comprehensive income and net income for the periods presented principally represent foreign currency translation adjustments.

      The Company has foreign-denominated long-term debt and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred in the accumulated other comprehensive income (loss) account within shareholders' equity. A net gain of approximately $11 million and a net loss of approximately $6 million were recorded for the three month periods ending December 31, 2001 and 2000, respectively.

9.    FUTURE ACCOUNTING CHANGES AND DEVELOPMENTS

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. The statements are effective for the Company on October 1, 2002. The Company is currently evaluating the impact of these statements.

      The Securities and Exchange Commission recently issued an interpretive financial reporting release entitled "Cautionary Advice Regarding Disclosure About Critical Accounting Policies (FR-60) and a companion release "Commission Statement About Management's Discussion and Analysis of Financial Condition and Results of Operations (FR-61). The Company is presently reviewing the suggested disclosures as set forth therein. For a summary of the Company's accounting policies see the Summary of Significant Accounting Policies in the Company's Annual Report to Shareholders for the year ended September 30, 2001. Other than the issuance of $600 million of variable and fixed rate notes in November 2001 (see Note 6) which mature in 2003 and 2006, there were no changes in the timing of the Company's anticipated payments surrounding long-term debt obligations or future minimum capital and operating lease payments that materially affect the disclosures presented in the Company's Annual
      Report to Shareholders for the year ended September 30, 2001.


10.   SEGMENT INFORMATION

      The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. Financial information relating to the Company's reportable segments was as follows:

                                                                    Three Months
                                                                 Ended December 31,
                                                       --------------------------------------------
                                                                         Adjusted
       (in millions)                                      2001             2000*           2000
                                                       -----------     ------------     -----------
       Sales
       Automotive Systems Group                           $3,656.2         $3,388.0        $3,388.0
       Controls Group                                      1,161.5          1,066.4         1,066.4
                                                       -----------     ------------     -----------
       Total                                              $4,817.7         $4,454.4        $4,454.4
                                                       ===========     ============     ===========


       Operating Income
       Automotive Systems Group                             $190.7           $183.0          $168.1
       Controls Group                                         47.8             43.7            41.1
                                                       -----------     ------------     -----------
       Total                                                $238.5           $226.7          $209.2
                                                       ===========     ============     ===========


      * The adjusted information for the three months ended December 31, 2000 is presented as if SFAS No. 142 (see Note 4) had been adopted October 1, 2000. Results have been adjusted to exclude goodwill amortization expense of $17.5 million and the related income tax effect.

      Total assets of the Automotive Systems Group increased by approximately $715 million from the $7.4 billion balance at fiscal year end. The increase was primarily attributable to the acquisitions of Sagem and Hoppecke (see Note 5).


11.   INCOME TAXES

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective October 1, 2001. Accordingly, all comparisons to the prior year assume SFAS No. 142 had been adopted October 1, 2000. See Note 4 to the consolidated financial statements.

First quarter consolidated net sales were $4.8 billion, 8% above the prior year's $4.5 billion. Growth from both of the Company's segments contributed to this increase.

Automotive Systems Group sales for the first quarter reached $3.7 billion, up 8% compared with the prior year's $3.4 billion. Sales of automotive interior systems in North America increased 4% over the prior year despite a 3% decline in the light vehicle production level. The sales growth reflects the company's increased market share and involvement in programs where demand year-over-year was above the industry average. Battery shipments to new customers also contributed to the increase in North American sales. Automotive segment sales in Europe were 23% above the prior year reflecting the addition of an automotive electronics business and a battery business acquired effective October 1, 2001 (see "Acquisitions"). European interior systems sales, excluding the electronics business, increased 6% over the prior year whereas the European industry vehicle production level was down slightly. New automotive interiors programs accounted for the sales increase. Automotive segment sales in Asia and South America, which represent less than 10% of total automotive segment revenues, declined modestly as a result of negative currency translation and lower customer production schedules.

Sales from the Controls Group were $1.2 billion, rising 9% from the prior year. The growth was primarily attributable to higher European revenues associated with integrated facility management contracts as well as the inclusion of MC International, acquired in the third quarter of fiscal 2001. Excluding the acquisition, European sales were above the prior year by approximately 35%. North American sales increased 5%, a result of increased facility management and systems installation activity. Sales in Asia declined approximately 40% due to the deconsolidation of a joint venture in Japan during the fourth quarter of fiscal 2001.

Management expects Automotive Systems Group current fiscal year sales to increase approximately 5% over the prior fiscal year. Segment sales are projected to benefit from the launch of new interior systems programs worldwide, customer diversification, its recent acquisitions and higher unit shipments of automotive batteries. These factors are expected to offset the anticipated reduction in North American and European light vehicle production.

Controls Group sales are anticipated to rise 8% to 12% for the full year compared to the prior year. Higher installed control systems activity worldwide and expansion of integrated facility management services in both the commercial and governmental markets are anticipated to be the primary sources of the segment increase.

First quarter consolidated operating income of $239 million was 5% above the prior year's $227 million. The increase is attributable to both the Automotive Systems Group and the Controls Group.

Automotive Systems Group operating income for the first quarter was $191 million, 4% above the prior year's $183 million. The inclusion of Sagem and Hoppecke and cost control efforts in North America and Europe more than offset the negative effect of lower production levels of mature, more profitable vehicle programs in North America, Japan and South America.

First quarter operating income for the Controls Group climbed to $48 million, a 9% increase from the prior year's $44 million. The rise in operating income was primarily attributable to the segment's higher volume, better gross margins due to improved contract execution and efficiency, as well as reduced selling, general and administrative expenses, as a percentage of sales.

Net interest expense was up slightly, with higher debt due to acquisitions offset by the current period's lower interest rates. Equity income was approximately $3 million below the prior year amount. The decrease was related to certain Automotive Systems Group joint ventures, including start-up expenses associated with an Asian operation.

The effective income tax rate was 35.9% for the three month period ended December 31, 2001 compared with 36.2% for the same period last year. The effective rate was reduced due principally to global tax reduction initiatives.

Minority interests in net earnings of subsidiaries of $15 million for the current year was $3 million higher than the comparable amount for the prior year. The increase was primarily attributable to higher earnings at Automotive Systems Group subsidiaries worldwide.

Net income of $120 million for the first quarter exceeded the prior year's $118 million. The increase is a result of higher operating income as well as a reduced effective income tax rate. These items were partially offset by slightly higher net interest expense, a decrease in equity income and a higher deduction for the Company's minority interests in net earnings of its subsidiaries. Diluted earnings per share of $1.27 were unchanged from the prior year due to a higher number of weighted average shares outstanding. This reflects the exercise of stock options and the effect of the company's increased stock price on common stock equivalents.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

Working capital was $25 million at December 31, 2001, compared with a negative $36 million at September 30, 2001. Working capital, excluding cash and debt, of $164 million increased by $149 million compared to fiscal year end. The increase in working capital reflects the higher working capital associated with the current year acquisitions partially offset by the timing of receipts and payments at the calendar year end.

Cash provided by operating activities of $108 million during the first three months of fiscal 2002 was $75 million less than the amount generated in the prior year period. The decrease was primarily the result of the less favorable change in working capital compared to the prior year period.

Capital Expenditures

Capital spending for property, plant and equipment during the current year was $94 million, compared with the prior year's $139 million. The majority of the spending was associated with the Automotive Systems Group. The lower first quarter spending compared to the prior year period is due to timing. Management expects capital expenditures for the full year to approximate $575 to $600 million, primarily related to new and expanded automotive systems facilities and product lines worldwide and cost reduction projects. Controls Group expenditures are expected to be focused on information and building systems technology.

Goodwill

Goodwill of $2.6 billion at December 31, 2001 was $0.3 billion higher than the balance at September 30, 2001 and $0.4 billion higher than the balance one year ago. The current year increase is primarily associated with the acquisitions of Sagem and Hoppecke (see "Acquisitions"). The year-over-year increase also includes goodwill attributable to the Company's acquisition of MC International in the third quarter of fiscal 2001.

Capitalization

In November 2001, the Company refinanced its commercial paper borrowings attributable to its recent acquisitions of Sagem and Hoppecke by issuing a total of $600 million of variable and fixed rate notes under the Company's shelf registration statement on file with the Securities and Exchange Commission. $250 million of variable rate notes, with interest equal to the three month LIBOR rate plus 60 basis points, mature in November 2003. $350 million of five percent fixed rate notes are due in November 2006.

Total capitalization of $5.4 billion at December 31, 2001 included short-term debt of $0.3 billion, long-term debt (including the current portion) of $2.0 billion and shareholders' equity of $3.1 billion. The Company's total capitalization was $4.8 billion and $4.6 billion at September 30, 2001 and December 31, 2000, respectively. Total debt as a percentage of total capitalization at the end of the most recent quarter was 43%, compared with 38% at fiscal year end and the 43% level one year ago. The current quarter's increase in the ratio of debt to total capitalization reflects the debt used to finance acquisitions.

The Company believes its capital resources and liquidity position at December 31, 2001 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any acquisitions in fiscal 2002 will continue to be funded from operations, supplemented by short-term borrowings, if required.


Backlog

The Company's backlog relates to the Controls Group's installed control systems operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At December 31, 2001, the unearned backlog of installed control systems contracts (excluding integrated facility management) to be executed within the next year was $1.56 billion, compared with $1.34 billion at December 31, 2000. New order growth in North America and Asia, both in the new and existing buildings markets, were the primary sources of the 16% increase from the prior year period. Orders for control systems in the current year were strongest from the new non-residential construction market, particularly in the office, airport, health care and government sectors.


Acquisitions

Effective October 1, 2001, the Company completed the acquisition of the automotive electronics business of France-based Sagem SA and the German automotive battery manufacturer Hoppecke Automotive GmbH & Co. KG. The Sagem acquisition augments the Company's growth and capabilities in vehicle cockpit electronics in Europe and North America. Hoppecke provides new battery technologies that give the Company a leadership position in the development of the evolving 36/42-volt automotive systems. Both acquisitions were accounted for as purchases. The acquisitions, with an initial combined purchase price of approximately $575 million, were financed with long-term debt. The Company is obtaining independent appraisals and performing other studies necessary to allocate the purchase price to the acquired net assets. Pending completion of the appraisals and studies, the excess of the purchase price over the estimated fair value of the acquired net assets has been allocated between goodwill and other intangible assets. The Company expects that such appraisals and studies and the allocation of the purchase price will be completed by the end of the fiscal year.

Effective September 1, 2000, the Company completed the acquisition of approximately 90% of the outstanding shares of Ikeda Bussan Co. Ltd. (Ikeda), a Japanese supplier of automotive seating.

As part of this acquisition, a restructuring reserve of approximately $54 million was recorded. The reserve was established for expected employee severance costs as the

Company eliminates certain non-core activities to focus on Ikeda's principal seating and interiors businesses. Seven plants and facilities have been or will be closed as part of the restructuring plan, with resulting workforce reductions of approximately 1,000 employees. Through December 31, 2001, approximately $20 million of employee severance costs associated with the restructuring plan were paid or incurred, and approximately 430 employees separated from the Company. The reserve balance at December 31, 2001 totaled approximately $34 million and the majority of the restructuring activities are expected to be completed by the end of the fiscal year. A share exchange to acquire the remaining shares of Ikeda was completed in the first quarter of fiscal 2002.


FUTURE ACCOUNTING CHANGES AND DEVELOPMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. The statements are effective for the Company on October 1, 2002. The Company is currently evaluating the impact of these statements.

The Securities and Exchange Commission recently issued an interpretive financial reporting release entitled "Cautionary Advice Regarding Disclosure About Critical Accounting Policies (FR-60) and a companion release "Commission Statement About Management's Discussion and Analysis of Financial Condition and Results of Operations (FR-61). The Company is presently reviewing the suggested disclosures as set forth therein. For a summary of the Company's accounting policies see the Summary of Significant Accounting Policies in the Company's Annual Report to Shareholders for the year ended September 30, 2001. Other than the issuance of $600 million of variable and fixed rate notes in November 2001 (see "Capitalization") which mature in 2003 and 2006, there were no changes in the timing of the Company's anticipated payments surrounding long-term debt obligations or future minimum capital and operating lease payments that materially affect the disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 2001.


EURO CONVERSION

On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In the first phase, the permanent rates of exchange between the members' national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. The euro currency was fully implemented on January 1, 2002. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions through June 30, 2002. After June 30, 2002, the euro will be the sole legal tender for those countries and the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU and it has taken required actions to fully convert its operations to the new currency and has addressed the euro's impact on information systems, currency exchange rate risk and commercial contracts. Costs of the euro conversion to date have not been material and any remaining costs will not have a material impact on the operations, cash flows or financial condition of the Company.


CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks and may include words such as "believes," "expects," "anticipates," "projects or similar expressions. For those statements, the Company cautions that numerous important factors, including industry vehicle production levels, U.S. dollar exchange rates and those discussed elsewhere in this document and in the Company's Form 8-K filing (dated November 9, 2001), could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company adjusts its portfolio of financial instruments used to manage foreign exchange exposure over time as its known exposures change. For the year ended September 30, 2001, a sensitivity analysis of the Company's exposure to changes in foreign currencies indicated that a 10% appreciation or depreciation of the currencies being hedged would result in a hypothetical gain or loss, respectively, of $39 million. The Company's policy prohibits the trading of financial instruments for profit. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying payables, receivables and net investments in foreign subsidiaries that are being hedged.

For the period ended December 31, 2001, a similar analysis indicates that a 10% appreciation or depreciation would result in a hypothetical gain or loss, respectively, of $93 million. The change in the current quarter is primarily associated with a cross-currency interest rate swap that the Company entered into in connection with its acquisition of Sagem. Under the swap, the Company receives interest based on a variable U.S. dollar rate and pays interest based on a variable euro interest rate on the outstanding notional principal amounts in dollars and euro, respectively. In November 2003, the Company will pay 300 million euro in exchange for $271 million. This instrument is designated as a hedge of a net investment hedge of a foreign subsidiary, and is a hedge of translation exposure, which has no current impact on the Company's earnings.

There were no other changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 2001.

PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no significant changes in status since the last Report.

ITEM 4.    RESULTS OF VOTES OF SECURITY HOLDERS

The registrant held its Annual Meeting of Shareholders on January 23, 2002. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (Natalie A. Black, Robert A. Cornog, James H. Keyes and William H. Lacy) were elected. Of the 77,991,636 shares voted, at least 77,183,924 shares granted authority to vote for these directors and no more than 807,712 shares withheld such authority.

The retention of PricewaterhouseCoopers LLP as auditors was approved by the shareholders with 76,965,874 shares voted for such appointment, 542,850 shares voted against and 482,912 shares abstained.

ITEM 5.   OTHER INFORMATION

      (a) R. Bruce McDonald was appointed Corporate Controller in November 2001 and elected a Corporate Vice President in January 2002. Mr. McDonald previously served as Vice President of Finance for the automotive business of TRW Inc.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

                        12 Statement regarding the computation of the ratio of earnings to fixed charges.

      (b) There were no reports on Form 8-K filed from the date of the Company's Annual Report on Form 10-K, filed December 21, 2001, through December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JOHNSON CONTROLS, INC.




Date:  February 14, 2002               By: /s/ Stephen A. Roell
                                          ---------------------
                                           Stephen A. Roell
                                           Senior Vice President and
                                           Chief Financial Officer