Form 10-Q
period 2002-03-31
JOHNSON CONTROLS INC
filed 2002-05-15
CIK 53669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ------------------

                                   FORM 10-Q
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                OUTSTANDING AT MARCH 31, 2002
                    -----                                -----------------------------
       Common Stock $.16 2/3 Par Value                            88,610,685

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                 MARCH 31, 2002


                                  REPORT INDEX


                                                                 Page No.
     PART I - FINANCIAL INFORMATION:
 Consolidated Statement of Financial Position at March 31, 2002,
   September 30, 2001 and March 31, 2001 .......................    3

 Consolidated Statement of Income for the Three- and Six-Month
   Periods Ended March 31, 2002 and 2001 (adjusted and actual)..    4

 Consolidated Statement of Cash Flows for the Six-Month
   Periods Ended March 31, 2002 and 2001 .......................    5

   Notes to Consolidated Financial Statements ..................    6

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations .........................   13

 Quantitative and Qualitative Disclosures About Market Risk ....   20


PART II - OTHER INFORMATION:

 Item 1. Legal Proceedings .....................................   21

 Item 4. Results of Votes of Security Holders ..................   21

 Item 6. Exhibits and Reports on Form 8-K ......................   21


SIGNATURES .....................................................   22


PART I. - FINANCIAL INFORMATION


                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (in millions)



                                                                March 31,        September 30,          March 31,
                                                                  2002               2001                 2001
                                                           ----------------    ----------------    -----------------
                                                              (unaudited)                             (unaudited)
ASSETS
Cash and cash equivalents                                      $   216.1            $  374.6            $  272.7
Accounts receivable - net                                        2,782.6             2,673.4             2,456.7
Costs and earnings in excess of billings on
  uncompleted contracts                                            332.3               254.9               265.1
Inventories                                                        634.5               577.6               569.8
Other current assets                                               633.9               663.5               748.6
                                                               ---------            --------            --------
     Current assets                                              4,599.4             4,544.0             4,312.9

Property, plant and equipment - net                              2,407.2             2,379.8             2,366.2
Goodwill - net                                                   2,518.7             2,247.3             2,134.0
Other intangible assets - net                                      243.3               135.4               119.1
Investments in partially-owned affiliates                          324.9               300.5               256.8
Other noncurrent assets                                            298.5               304.5               401.0
                                                               ---------            --------            --------
     Total assets                                              $10,392.0            $9,911.5            $9,590.0
                                                               =========            ========            ========

LIABILITIES AND EQUITY
Short-term debt                                                $   202.6            $  379.9            $  321.6
Current portion of long-term debt                                   47.1                45.3                40.5
Accounts payable                                                 2,491.2             2,437.3             2,265.2
Accrued compensation and benefits                                  412.0               436.3               405.5
Accrued income taxes                                               107.6               137.8               132.4
Billings in excess of costs and earnings
  on uncompleted contracts                                         197.8               163.0               182.7
Other current liabilities                                          972.8               980.1             1,005.8
                                                               ---------            --------            --------
     Current liabilities                                         4,431.1             4,579.7             4,353.7

Long-term debt                                                   1,908.7             1,394.8             1,464.9
Postretirement health and other benefits                           164.7               162.5               162.3
Minority interests in equity of subsidiaries                       201.6               207.3               263.3
Other noncurrent liabilities                                       551.6               581.8               624.8
Shareholders' equity                                             3,134.3             2,985.4             2,721.0
                                                               ---------            --------            --------
     Total liabilities and equity                              $10,392.0            $9,911.5            $9,590.0
                                                               =========            ========            ========


    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (in millions, except per share data; unaudited)




                                                         Three Months Ended March 31,            Six Months Ended March 31,
                                                      -----------------------------------    -----------------------------------
                                                                   Adjusted                               Adjusted
                                                        2002          2001*        2001         2002        2001*         2001
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Net sales                                             $ 4,810.5    $ 4,601.6    $ 4,601.6    $ 9,628.2    $ 9,056.0    $ 9,056.0
Cost of sales                                           4,166.4      3,980.4      3,980.4      8,307.8      7,794.8      7,794.8
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Gross profit                                           644.1        621.2        621.2      1,320.4      1,261.2      1,261.2

Selling, general and administrative expenses              425.4        412.7        430.6        863.2        826.0        861.4
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Operating income                                       218.7        208.5        190.6        457.2        435.2        399.8

Interest income                                             2.8          4.5          4.5          6.0         10.4         10.4
Interest expense                                          (30.0)       (34.6)       (34.6)       (62.1)       (67.9)       (67.9)
Equity income                                              10.3          2.3          2.3         14.4          9.8          9.8
Miscellaneous - net                                       (11.8)        (3.9)        (3.9)       (15.2)        (6.8)        (6.8)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Other income (expense)                                 (28.7)       (31.7)       (31.7)       (56.9)       (54.5)       (54.5)
                                                      ---------    ---------    ---------    ---------    ---------    ---------

Income before income taxes and minority interests         190.0        176.8        158.9        400.3        380.7        345.3

Provision for income taxes                                 63.8         63.5         61.6        139.3        137.4        133.7
Minority interests in net earnings of subsidiaries         11.4         14.3         14.3         26.3         26.1         26.1
                                                      ---------    ---------    ---------    ---------    ---------    ---------

Net income                                            $   114.8    $    99.0    $    83.0    $   234.7    $   217.2    $   185.5
                                                      =========    =========    =========    =========    =========    =========

Earnings available for common shareholders            $   112.9    $    96.9    $    80.9    $   230.7    $   212.6    $   180.9
                                                      =========    =========    =========    =========    =========    =========

Earnings per share
   Basic                                              $    1.27    $    1.12    $    0.94    $    2.62    $    2.47    $    2.10
                                                      =========    =========    =========    =========    =========    =========
   Diluted                                            $    1.21    $    1.06    $    0.89    $    2.48    $    2.33    $    1.99
                                                      =========    =========    =========    =========    =========    =========




* The adjusted information for the three- and six-month periods ended March 31, 2001 is presented as if SFAS No. 142 (see Note 4) had been adopted October 1, 2000. Results have been adjusted to exclude goodwill amortization expense ($17.9 million and $35.4 million in the three- and six-month periods ended March 31, 2001, respectively) and the related income tax effect.


    The accompanying notes are an integral part of the financial statements

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions; unaudited)



                                                                                                   Six Months
                                                                                                 Ended March 31,
                                                                                              --------------------
                                                                                                2002        2001
                                                                                              --------    --------
OPERATING ACTIVITIES
Net income                                                                                    $  234.7    $  185.5

Adjustments to reconcile net income to cash provided by operating activities
      Depreciation                                                                               241.3       211.8
      Amortization of intangibles                                                                  9.7        41.1
      Equity in earnings of partially-owned affiliates, net of dividends received                (13.4)       (4.7)
      Minority interests in net earnings of subsidiaries                                          26.3        26.1
      Deferred income taxes                                                                       25.1        20.2
      Other                                                                                       (5.7)      (13.4)
      Changes in working capital, excluding acquisition of businesses
         Receivables                                                                             (78.8)     (136.8)
         Inventories                                                                              15.1         1.4
         Other current assets                                                                     25.4       107.0
         Accounts payable and accrued liabilities                                               (161.1)      (34.7)
         Accrued income taxes                                                                    (32.0)      (13.4)
         Billings in excess of costs and earnings on uncompleted contracts                        36.8        15.4
                                                                                              --------    --------
           Cash provided by operating activities                                                 323.4       405.5
                                                                                              --------    --------

INVESTING ACTIVITIES
Capital expenditures                                                                            (227.5)     (281.1)
Sale of property, plant and equipment                                                             26.5        13.4
Acquisition of businesses, net of cash acquired                                                 (580.8)      (63.3)
Changes in long-term investments - net                                                           (17.5)      (58.1)
                                                                                              --------    --------
           Cash used by investing activities                                                    (799.3)     (389.1)
                                                                                              --------    --------

FINANCING ACTIVITIES
Decrease in short-term debt - net                                                               (181.1)     (155.5)
Increase in long-term debt                                                                       605.7       236.5
Repayment of long-term debt                                                                      (49.8)      (68.6)
Payment of cash dividends                                                                        (62.7)      (58.2)
Other                                                                                              5.3        26.5
                                                                                              --------    --------
           Cash provided (used) by financing activities                                          317.4       (19.3)
                                                                                              --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                         $ (158.5)   $   (2.9)
                                                                                              ========    ========




    The accompanying notes are an integral part of the financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 2001. The results of operations for the three- and six-month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for the Company's 2002 fiscal year because of seasonal and other factors. Adjusted information for the three- and six-month periods ended March 31, 2001 is presented as if Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" (see Note 4) had been adopted October 1, 2000. In addition, certain prior year amounts have been reclassified to conform to the current year's presentation.

2.    EARNINGS PER SHARE


      The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

                                                                  Three Months                             Six Months
                                                                 Ended March 31,                         Ended March 31,
                                                         ---------------------------------       ----------------------------------

       (in millions)                                                  Adjusted                                Adjusted
                                                          2002          2001*        2001         2002          2001*         2001
                                                         ------        ------       ------       ------        ------        ------
Income Available to Common Shareholders

Net Income                                               $114.8        $ 99.0       $ 83.0       $234.7        $217.2        $185.5
  Preferred stock dividends, net of
    tax benefit                                            (1.9)         (2.1)        (2.1)        (4.0)         (4.6)         (4.6)
                                                         ------        ------       ------       ------        ------        ------
Basic income available to common
  shareholders                                           $112.9        $ 96.9       $ 80.9       $230.7        $212.6        $180.9
                                                         ======        ======       ======       ======        ======        ======

Net Income                                               $114.8        $ 99.0       $ 83.0       $234.7        $217.2        $185.5
Effect of Dilutive Securities:
  Compensation expense, net of tax
    benefit, arising from assumed
    conversion of preferred
    stock                                                  (0.8)         (0.9)        (0.9)        (1.5)         (1.8)         (1.8)
                                                         ------        ------       ------       ------        ------        ------
Diluted income available to common
 shareholders                                            $114.0        $ 98.1       $ 82.1       $233.3        $215.4        $183.7
                                                         ======        ======       ======       ======        ======        ======


Weighted Average Shares Outstanding

Basic weighted average shares
  outstanding                                              88.4          86.5         86.5         88.0          86.3          86.3

Effect of Dilutive Securities:
  Stock options                                             1.8           1.4          1.4          1.7           1.2           1.2

  Convertible preferred stock                               4.2           4.9          4.9          4.2           4.9           4.9
                                                         ------        ------       ------       ------        ------        ------
Diluted weighted average shares
  outstanding                                              94.4          92.8         92.8         93.9          92.4          92.4
                                                         ======        ======       ======       ======        ======        ======


(UNAUDITED)

       * The adjusted information for the three- and six-month periods ended March 31, 2001 is presented as if SFAS No. 142 (see Note 4) had been adopted October 1, 2000. Results have been adjusted to exclude goodwill amortization expense ($17.9 million and $35.4 million in the three- and six-month periods ended March 31, 2001, respectively) and the related income tax effect.

3.    CASH FLOW

      For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Income taxes paid during the six months ended March 31, 2002 and 2001 totaled approximately $107 million and $73 million, respectively. A $30 million income tax refund was received in the first quarter of the prior year. Total interest paid was approximately $61 million and $72 million for the six months ended March 31, 2002 and 2001, respectively.

4.    GOODWILL

      Effective October 1, 2001, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142 goodwill is no longer amortized; however, it must be tested for impairment at least annually. The Company has completed the initial goodwill impairment testing required by SFAS No. 142. The testing determined that the fair market value of each respective reporting unit exceeds its carrying value. As such, the impairment provisions of the statement currently do not have an impact on the Company's financial position or results of operations. The Company's financial statements include comparative adjusted information which assumes SFAS No. 142 had been adopted October 1, 2000.

      The changes in the carrying amount of goodwill for the six months ended March 31, 2002 are as follows:

                                                    Automotive          Controls
       (in millions)                               Systems Group         Group             Total
                                                  ----------------  ----------------- -----------------
       Balance as of September 30, 2001                   $1,910.1             $337.2          $2,247.3
       Goodwill from business acquisitions                   320.1               14.2             334.3
       Currency translation                                  (53.8)              (9.1)            (62.9)
                                                  ----------------  ----------------- -----------------
       Balance as of March 31, 2002                       $2,176.4             $342.3          $2,518.7
                                                  ================  ================= =================

       The change in goodwill from currency translation associated with the Automotive Systems Group primarily relates to the decline in the euro from September 30, 2001 to March 31, 2002.

       See Note 5 for discussion of goodwill from business acquisitions during fiscal 2002.


5.     ACQUISITION OF BUSINESSES

       Effective October 1, 2001, the Company completed the acquisition of the automotive electronics business of France-based Sagem SA (Sagem) and the German automotive battery manufacturer Hoppecke Automotive GmbH & Co. KG (Hoppecke). The Sagem acquisition augments the Company's growth and

(UNAUDITED)

       capabilities in vehicle cockpit electronics in Europe and North America. Hoppecke provides new battery technologies that give the Company a leadership position in the development of the evolving 36/42-volt automotive systems. Both acquisitions were accounted for as purchases. The acquisitions, with an initial combined purchase price of approximately $575 million, were financed with long-term debt. The Company is obtaining independent appraisals and performing other studies necessary to allocate the purchase price to the acquired net assets. Pending completion of the appraisals and studies, the excess of the purchase price over the estimated fair value of the acquired net assets has been allocated between goodwill and other intangible assets. The Company expects that such appraisals and studies and the allocation of the purchase price will be completed by the end of the fiscal year. Pro forma information to reflect these acquisitions has not been disclosed as the impact on net income is not material.

       Effective September 1, 2000, the Company completed the acquisition of approximately 90% of the outstanding shares of Ikeda Bussan Co. Ltd. (Ikeda), a Japanese supplier of automotive seating. As part of this acquisition, a restructuring reserve of approximately $54 million was recorded. The reserve was established for expected employee severance costs as the Company eliminates certain non-core activities to focus on Ikeda's principal seating and interiors businesses. Seven plants and facilities have been or will be closed as part of the restructuring plan, with resulting workforce reductions of approximately 1,000 employees. Through March 31, 2002, approximately $20 million of employee severance costs associated with the restructuring plan were paid or incurred, and approximately 430 employees separated from the Company. The reserve balance at March 31, 2002 totaled approximately $34 million and the majority of the restructuring activities are expected to be completed by the end of the fiscal year. A share exchange to acquire the remaining shares of Ikeda was completed in the first quarter of fiscal 2002.

6.     LONG-TERM DEBT

       In November 2001, the Company refinanced its commercial paper borrowings attributable to its recent acquisitions of Sagem and Hoppecke by issuing a total of $600 million of variable and fixed rate notes under the Company's shelf registration statement on file with the Securities and Exchange Commission. Variable rate notes in the amount of $250 million, with interest equal to the three-month LIBOR rate plus 60 basis points, mature in November 2003. Five percent fixed rate notes in the amount of $350 million are due in November 2006.

(UNAUDITED)

7.     INVENTORIES

       Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:


                                               March 31,          September 30,          March 31,
       (in millions)                             2002                 2001                 2001
                                            ----------------    -----------------    ---------------
       Raw materials and supplies                     $340.8               $331.3             $316.9
       Work-in-process                                  90.5                 77.2               91.4
       Finished goods                                  237.6                203.8              192.1
                                            ----------------    -----------------    ---------------
         FIFO inventories                              668.9                612.3              600.4
       LIFO reserve                                   (34.4)               (34.7)             (30.6)
                                            ----------------     -----------------    ---------------
         Inventories                                  $634.5               $577.6             $569.8
                                            ================    =================    ===============



8.     COMPREHENSIVE INCOME

       Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including foreign currency translation, unrealized gains and losses on equity securities, realized and unrealized gains and losses on derivatives and minimum pension liability adjustments. Comprehensive income for the three months ended March 31, 2002 and 2001 was approximately $92 million and $70 million, respectively. Comprehensive income for the six months ended March 31, 2002 and 2001 was $168 million and $156 million, respectively. The difference between comprehensive income and net income for the periods presented principally represent foreign currency translation adjustments.

       The Company has foreign-denominated long-term debt and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred in the accumulated other comprehensive income (loss) account within shareholders' equity. Net gains of approximately $12 million and $10 million were recorded for the three-month periods ending March 31, 2002 and 2001, respectively. Net gains of approximately $28 million and $6 million were recorded for the six-month periods ended March 31, 2002 and 2001, respectively.

9.     FUTURE ACCOUNTING CHANGES

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. The statements are effective for the Company on October 1, 2002, and the Company is currently evaluating their impact.

(UNAUDITED)

10.    SEGMENT INFORMATION

       The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. Financial information relating to the Company's reportable segments was as follows:



                                                         Three Months                                     Six Months
                                                        Ended March 31,                                 Ended March 31,
                                            ----------------------------------------        ----------------------------------------
                                                            Adjusted                                        Adjusted
        (in millions)                         2002           2001*            2001            2002            2001*           2001
                                            --------        --------        --------        --------        --------        --------
Sales
Automotive Systems Group                    $3,570.5        $3,372.5        $3,372.5        $7,226.7        $6,760.5        $6,760.5
Controls Group                               1,240.0         1,229.1         1,229.1         2,401.5         2,295.5         2,295.5
                                            --------        --------        --------        --------        --------        --------
Total                                       $4,810.5        $4,601.6        $4,601.6        $9,628.2        $9,056.0        $9,056.0
                                            ========        ========        ========        ========        ========        ========


Operating Income
Automotive Systems Group                    $  158.0        $  152.7        $  137.4        $  348.7        $  335.7        $  305.5
Controls Group                                  60.7            55.8            53.2           108.5            99.5            94.3
                                            --------        --------        --------        --------        --------        --------
Total                                       $  218.7        $  208.5        $  190.6        $  457.2        $  435.2        $  399.8
                                            ========        ========        ========        ========        ========        ========

       * The adjusted information for the three- and six-month periods ended March 31, 2001 is presented as if SFAS No. 142 (see Note 4) had been adopted October 1, 2000. Results have been adjusted to exclude goodwill amortization expense ($17.9 million and $35.4 million in the three- and six-month periods ended March 31, 2001, respectively) and the related income tax effect.

       Total assets of the Automotive Systems Group increased by approximately $600 million from the $7.4 billion balance at fiscal year-end. The increase was primarily attributable to the acquisitions of Sagem and Hoppecke (see Note 5).

11.    INCOME TAXES

       The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year. In the current quarter, the Company's estimated annual effective income tax rate was reduced from 35.9% to 34.8%.

12.    CONTINGENCIES

       In the current quarter, an unfavorable verdict was rendered in a lawsuit involving a Mexican lead supplier. After a jury trial, a Texas trial court entered judgment against the Company in this matter and awarded damages to the plaintiff in the amount of $21.8 million, plus interest and attorney fees. The Company and its legal counsel believe that the verdict against the Company in the trial court was incorrect and that it will be reversed on appeal. Accordingly, the Company has not recorded any liability in its financial statements associated with this judgment. However, there can be no assurance that the Company will prevail in this matter. In the event

(UNAUDITED)

       of an unfavorable final judgment against the Company, management believes that it will not have a material impact on the Company's financial position or annual results of operations. It could have a material effect on the Company's quarterly results of operations.

       The Company is involved in a number of other proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the liability of the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

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

      REPORT OF INDEPENDENT ACCOUNTANTS

      To the Board of Directors and Shareholders of Johnson Controls, Inc.:

      We have reviewed the accompanying consolidated statement of financial position of Johnson Controls, Inc. and its subsidiaries as of March 31, 2002 and 2001, and the related consolidated statement of income for each of the three-month and six-month periods ended March 31, 2002 and 2001 and the consolidated statement of cash flows for the six-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position as of September 30, 2001, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated October 22, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2001, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.



      /s/ PricewaterhouseCoopers
      --------------------------
      PricewaterhouseCoopers LLP
      Milwaukee, Wisconsin
      April 16, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

The Company adopted Statement of Financial Accounting Standards (SFAS) No.142 "Goodwill and Other Intangible Assets" effective October 1, 2001. Accordingly, all comparisons to the prior year assume SFAS No. 142 had been adopted October 1, 2000. See Note 4 to the consolidated financial statements.

Consolidated net sales grew by 5% in the second quarter of fiscal 2002 to $4.8 billion from the prior year's $4.6 billion.

Automotive Systems Group sales were $3.6 billion, 6% higher than the $3.4 billion for the prior year period. Sales in North America grew 7% in the second quarter due to higher industry production, new automotive interiors programs and higher shipments of automotive batteries. The new programs allowed North American revenue to exceed the second quarter 4% increase in the industry light vehicle production. Automotive battery sales in North America were up 15% in the quarter, reflecting market share growth partially attributable to unit shipments to new customers. Segment sales in Europe were 6% above the prior year benefiting from the addition of an automotive electronics business and a battery business acquired effective October 1, 2001 (see Note 5 to the consolidated financial statements). Excluding the electronics business acquisition and the negative effect of currency, automotive interior systems sales in Europe were approximately level with the prior year. This compares favorably to the approximate 9% decline in European industry vehicle production. Sales in Asia and South America, which represent less than 10% of total segment revenue, were lower in the current quarter compared to the prior year quarter as a result of negative currency translation and a decline in customer production schedules.

Controls Group sales in the second quarter were $1.2 billion, up 1% from the prior year. North American sales were up 4% compared to the prior year period due to an increase in service and integrated facility management activity. Sales of installed control systems in North America were comparable to last year. During the second quarter, the Company experienced healthy growth in orders of installed control systems, specifically in the North American new construction market (see "Backlog"). European sales were above the prior year by approximately 20% reflecting the addition of MC International, acquired in the third quarter of fiscal 2001. Due to the deconsolidation of a joint venture in Japan during the fourth quarter of fiscal 2001, sales in Asia, which represent less than 10% of segment sales, were down approximately 40%.

Consolidated operating income for the second quarter of fiscal 2002 increased 5% to $219 million from $209 million in the prior year period. Both of the Company's business segments achieved operating income growth.

Operating income for the second quarter at Automotive Systems Group was $158 million, 3% above the prior year's $153 million. The segment benefited from higher North American sales of both automotive interior systems and automotive batteries and the addition of the automotive electronics business acquired effective October 1, 2001 (see Note 5 to the consolidated financial statements). Operating efficiencies resulting in improved gross margin and reduced selling, general and administrative expenses also contributed to the higher results. The increase in operating income in North America was partially offset by higher start-up and engineering costs in support of new launches in Europe.

Controls Group operating income rose 9% to $61 million from the prior year's $56 million. The increase is a result of higher gross margins due to improved contract execution and efficiency and the addition of MC International in the third quarter of fiscal 2001.

Net interest expense in the second quarter declined $3 million compared with the prior year as a result of the current period's lower interest rates. Second quarter equity income was approximately $8 million above the prior year quarter. The increase is attributable to earnings at certain Automotive Systems Group joint ventures, including a new joint venture in China and higher earnings in Europe. Miscellaneous - net in the second quarter was approximately $8 million below the prior year period due in part to net losses on asset disposals in the current quarter in contrast to net gains on asset disposals in the prior year period.

The effective income tax rate was 33.6% for the three-month period ended March 31, 2002 compared with 35.9% for the same period last year. The current quarter rate reflects a change in the estimated annual effective income tax rate from 35.9% to 34.8%. The effective rate was reduced due principally to global tax reduction initiatives.

Minority interests in net earnings of subsidiaries for the current quarter was $11 million, down $3 million compared to the prior year quarter. The decrease was due in part to the Company obtaining the remaining shares of Ikeda in the first quarter of fiscal 2002 (see Note 5 to the consolidated financial statements).

Second quarter net income of $115 million exceeded the prior year's $99 million by 16%. The increase was a result of higher operating income, reduced net interest expense, higher equity income, a lower effective income tax rate and a decline in the deduction for the Company's minority interests in net earnings of its subsidiaries. Diluted earnings per share for the current quarter were $1.21, compared with $1.06 in the prior year.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Consolidated net sales for the first six months of fiscal 2002 were $9.6 billion, a 6% increase from the prior year's $9.1 billion.

Automotive Systems Group sales totaled $7.2 billion for the first half of fiscal 2002, 7% higher than sales of $6.8 billion for the prior year period. North American sales of automotive interior systems grew 5% above the prior year, exceeding the relatively flat industry light vehicle production compared to the prior year. New seating and interiors programs and involvement in programs where demand year-over-year was above the industry average contributed to the North American growth. Sales of automotive batteries in North America increased approximately 11% over the prior year period. The increase reflects market share growth partially attributable to unit shipments to new customers. European Automotive Systems Group sales increased 12% over the prior year period reflecting the addition of an automotive electronics business and a battery business acquired effective October 1, 2001 (see Note 5 to the consolidated financial statements). Excluding the electronics business and the negative effect of currency translation, European interior systems sales were approximately level with the prior year period whereas the European industry vehicle production level declined. Segment sales in Asia and South America, which represent less than 10% of total segment revenue, were low in the first half of the year compared to last year due to the negative effect of currency translation and lower customer production schedules.

Controls Group sales reached $2.4 billion for the first six months of the year, an increase of 5% from the prior period's $2.3 billion. Excluding the acquisition of MC International in the third quarter of fiscal 2001 (see Note 5 to the consolidated financial statements), European sales were up 15% compared to the same period last year. Segment sales in North America grew 6%, a result of increased integrated facility management, service and installed control systems activity. Due to the deconsolidation of a joint venture in Japan during the fourth quarter of fiscal 2001, sales in Asia, which represent less than 10% of segment sales, were down approximately 40%.

Consolidated operating income was $457 million for the six months ended March 31, 2002, up 5% from the prior year's $435 million.

Automotive Systems Group operating income was $349 million, 4% above the prior year's $336 million. The increase in operating income compared with the prior year reflects higher volume in North America of both automotive interior systems and automotive batteries and the addition of the automotive electronics business acquired effective October 1, 2001 (see Note 5 to the consolidated financial statements). The segment also benefited from operational efficiencies in North America resulting in increased gross margins and reduced selling, general and administrative expenses. The higher results in North America were partially offset by the increased start-up and engineering costs in Europe as well as the negative effect of lower production levels of mature, more profitable vehicle programs.

Controls Group operating income for the first half of fiscal 2002 was $109 million, rising 9% from the prior year's $100 million. The increase in operating income was attributable to the segment's higher volume, better gross margins due to improved contract execution and efficiencies, reduced selling, general and administrative expenses as a percentage of sales and the addition of MC International in the third quarter of fiscal 2001.

Management currently expects the Automotive Segment's full year sales to exceed the prior year by approximately 6%. Segment sales are projected to benefit from the launch of new interior systems programs worldwide, customer diversification, recent acquisitions and higher unit shipments of automotive batteries. The projected sales increase assumes a North American production level of 15.7 million, a European production level of 15.3 million and lower year-over-year production in South America and Japan. Management expects the segment's full year operating margin to be approximately level with the prior year as a result of the higher than anticipated North American production environment and effective quality and cost initiatives.

Management expects Controls Group sales to grow 6% to 10% for the full year. The segment increase is anticipated to be driven by contributions from installed control systems activity worldwide, based on the strong growth in the Company's backlog, and expansion of integrated facility management services in both the commercial and governmental markets. Management continues to expect modest margin improvements in the segment for the year.

Net interest expense for the first six months of fiscal 2002 was slightly lower than the prior year resulting from lower interest rates in the current year. Equity income was $5 million above the prior year. The increase was primarily attributable to higher earnings at certain Automotive Systems Group joint ventures in Europe. Miscellaneous - net for the first six months of the current year was approximately $8 million below the prior year period due in part to net losses on asset disposals in the current year compared to net gains on asset disposals in the prior year period.

The effective income tax rate was 34.8% for the six-month period ended March 31, 2002 compared with 36.1% for the comparable period last year. The Company's estimated annual effective income tax rate for the current year was reduced in the current quarter from 35.9% to 34.8%. The lower rate is due principally to global tax reduction initiatives.

Minority interests in net earnings of subsidiaries for the first half of the fiscal year was comparable to the prior year. Improved results at certain Automotive Systems Group subsidiaries in the current fiscal year were offset by the impacts of both the Company obtaining the remaining shares of Ikeda in the first quarter of fiscal 2002 (see Note 5 to the consolidated financial statements) and the deconsolidation of a joint venture in Japan during the fourth quarter of fiscal 2001.

Net income of $235 million exceeded the prior year's $217 million by 8%. The increase was a result of higher operating income, higher equity income and a reduced effective income tax rate. Diluted earnings per share for the first half of the fiscal year were $2.48 compared with $2.33 in the comparable prior year period.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

The Company's working capital was $168 million at March 31, 2002, compared with a negative $36 million at September 30, 2001. Working capital, excluding cash and debt, was $202 million, $187 million higher than the fiscal year end. The increase primarily reflects lower accounts payable and other current liabilities, as adjusted for current year acquisitions.

Cash provided by operating activities of $323 million during the first half of fiscal 2002 was $82 million less than the amount generated in the prior year period. The decrease was the result of lower accounts payable and other current liabilities, as adjusted for current year acquisitions.

Capital Expenditures

Capital spending for property, plant and equipment during the current year was $228 million, compared with the prior year's $281 million. The majority of the spending was associated with the Automotive Systems Group. The lower spending compared to the prior year period was due to timing. Management expects capital expenditures for the full year to approximate $575 to $600 million, primarily related to new and expanded automotive systems facilities and product lines worldwide and cost reduction projects. Controls Group expenditures are expected to be focused on information and building systems technology.

Goodwill

Goodwill of $2.5 billion at March 31, 2002 was $0.3 billion higher than the balance at September 30, 2001 and $0.4 billion higher than the balance one year ago. The current year increase was primarily associated with the acquisitions of Sagem and Hoppecke (see Note 5 to the consolidated financial statements). The year-over-year increase also includes goodwill attributable to the Company's acquisition of MC International in the third quarter of fiscal 2001.

Capitalization

In November 2001, the Company refinanced its commercial paper borrowings attributable to its recent acquisitions of Sagem and Hoppecke by issuing a total of $600 million of variable and fixed rate notes under the Company's shelf registration statement on file with the Securities and Exchange Commission. Variable rate notes in the amount of $250 million, with interest equal to the three-month LIBOR rate plus 60 basis points, mature in November 2003. Five percent fixed rate notes in the amount of $350 million are due in November 2006.

Total capitalization of $5.3 billion at March 31, 2002 included short-term debt of $0.2 billion, long-term debt (including the current portion) of $2.0 billion and shareholders' equity of $3.1 billion. The Company's total capitalization was $4.8 billion and $4.5 billion at September 30, 2001 and March 31, 2001, respectively. Total debt as a percentage of total capitalization at the end of the most recent quarter was 41%, compared with 38% at fiscal year end and the 40% level one year ago. The current year's increase in the ratio of debt to total capitalization reflects the debt used to finance acquisitions.

The Company is party to certain synthetic leases which qualify as operating leases for accounting purposes. The lease contracts are associated with the financing of the Company's corporate aircraft whose total market value is not material. The earliest of these leases matures in August 2006 and each is renewable at the company's option.

The Company believes its capital resources and liquidity position at March 31, 2002 were adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any acquisitions in fiscal 2002 will continue to be funded from operations, supplemented by long- and short-term borrowings, if required.

Johnson Controls is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. None of the Company's debt agreements require accelerated repayment in the event of a decrease in credit ratings. Currently, the Company has ample liquidity and full access to the U.S. commercial paper and capital markets. Given Johnson Controls credit ratings from Moody's (A2), Fitch (A), and Standard & Poors (A-), the Company believes multiple downgrades, or a single downgrade over multiple levels, would be necessary before its access to the commercial paper markets would be limited. The Company has ample availability under its $1 billion revolving credit facility to meet commercial paper maturities and operating needs.

Other than the issuance of $600 million of variable and fixed rate notes in November 2001, there were no changes in the timing of the Company's anticipated payments surrounding long-term debt obligations or future minimum capital and operating lease payments that materially affect the disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 2001. As of March 31, 2002 the Company had guaranteed the debt of certain unconsolidated affiliates of approximately $68 million maturing in 2002 and 2004.

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.
GAAP). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered to be the most critical in understanding the judgements that are involved in the preparation of the Company's consolidated financial statements and the uncertainties that could impact the Company's results of operations, financial condition and cash flows.

Revenue Recognition

The Company recognizes revenue from long-term systems installation contracts of the Controls Group over the contractual period under the percentage-of-completion (POC) method of accounting. Under this method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned "Cost and earnings in excess of billings on uncompleted contracts." Likewise, contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned "Billings in excess of costs and earnings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting. In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets", effective October 1, 2001. Under SFAS No. 142 goodwill is no longer amortized; however, it must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives. The Company is subject to financial statement risk to the extent that goodwill and indefinite lived intangible assets become impaired.

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health care. The Company records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effect of the modifications is recorded or amortized over future periods. Based on advice from its independent actuaries, the Company believes that the assumptions utilized in recording its obligations under its plans are reasonable.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that represents foreign operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company's net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. The Company does not provide taxes on undistributed earnings of foreign subsidiaries which are considered to be permanently invested. If undistributed earnings were remitted, foreign tax credits would substantially offset any resulting domestic tax liability.

BACKLOG

The Company's backlog relates to the Controls Group's installed control systems operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At March 31, 2002, the unearned backlog of installed control systems contracts (excluding service and integrated facility management) to be executed within the next year grew 18% from $1.37 billion at March 31, 2001 to $1.62 billion at March 31, 2002. This growth primarily stems from new orders in North America and Asia, both in the new and existing buildings markets and the addition of MC International. Orders for control systems in the current year were strongest from the new non-residential construction market, particularly in the office, airport, education, health care and government sectors.

FUTURE ACCOUNTING CHANGES

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

EURO CONVERSION

On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In the first phase, the permanent rates of exchange between the members' national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. The euro currency was fully implemented on January 1, 2002. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions through June 30, 2002. After June 30, 2002, the euro will be the sole legal tender for those countries and the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU and has fully converted its operations to the new currency. Costs of the euro conversion did not have a material impact on the operations, cash flows or financial condition of the Company.

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

For the six-month period ended March 31, 2002, a similar analysis indicates that a 10% appreciation or depreciation would result in a hypothetical gain or loss, respectively, of $108 million. The change in the period is primarily associated with a cross-currency interest rate swap that the Company entered into in connection with its acquisition of Sagem. Under the swap, the Company receives interest based on a variable U.S. dollar rate and pays interest based on a variable euro interest rate on the outstanding notional principal amounts in dollars and euro, respectively. In November 2003, the Company will pay 300 million euro in exchange for $271 million. This instrument is designated as a hedge of a net investment hedge of a foreign subsidiary, and is a hedge of translation exposure, which has no current impact on the Company's earnings.

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

ITEM 4.    RESULTS OF VOTES OF SECURITY HOLDERS

Reference is made to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 23, 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)        Exhibits

                        12 Statement regarding the computation of the ratio of earnings to fixed charges.

      (b) The Company filed a Form 8-K on January 22, 2002 to disclose its financial results for the first quarter of fiscal 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JOHNSON CONTROLS, INC.




Date:  May 15, 2002                          By:  /s/ Stephen A. Roell
                                                  --------------------
                                                  Stephen A. Roell
                                                  Senior Vice President and
                                                  Chief Financial Officer