Form 10-Q
period 2002-06-30
JOHNSON CONTROLS INC
filed 2002-08-09
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   X       No
    ------       ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at June 30, 2002
              -----                               ----------------------------
Common Stock $.16 2/3 Par Value                             88,768,240

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                  JUNE 30, 2002


                                  REPORT INDEX


                                                                                             Page No.
                                                                                             --------
     PART I - FINANCIAL INFORMATION:

      Consolidated Statement of Financial Position at June 30, 2002,
        September 30, 2001 and June 30, 2001 ...............................................    3

      Consolidated Statement of Income for the Three- and Nine-Month
        Periods Ended June 30, 2002 and 2001 (adjusted and actual) .........................    4

      Consolidated Statement of Cash Flows for the Nine-Month
        Periods Ended June 30, 2002 and 2001................................................    5

      Notes to Consolidated Financial Statements ...........................................    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................................   14

      Quantitative and Qualitative Disclosures About Market Risk ...........................   22


     PART II - OTHER INFORMATION:

      Item 1. Legal Proceedings ............................................................   23

      Item 4. Results of Votes of Security Holders .........................................   23

      Item 5. Other Information ............................................................   23

      Item 6. Exhibits and Reports on Form 8-K .............................................   24


     SIGNATURES ............................................................................   25


PART I. - FINANCIAL INFORMATION


                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (in millions)



                                                                        June 30,            September 30,          June 30,
                                                                          2002                  2001                 2001
                                                                   ----------------     -----------------    -----------------
                                                                       (unaudited)                             (unaudited)
ASSETS
Cash and cash equivalents                                           $       206.8        $        374.6       $        298.8
Accounts receivable - net                                                 3,000.2               2,673.4              2,523.7
Costs and earnings in excess of billings on
  uncompleted contracts                                                     330.7                 254.9                213.4
Inventories                                                                 650.1                 577.6                545.0
Other current assets                                                        649.2                 663.5                723.6
                                                                  ----------------     -----------------    -----------------
     Current assets                                                       4,837.0               4,544.0              4,304.5

Property, plant and equipment - net                                       2,435.9               2,379.8              2,411.7
Goodwill - net                                                            2,707.5               2,247.3              2,235.7
Other intangible assets - net                                               247.7                 135.4                132.6
Investments in partially-owned affiliates                                   337.8                 300.5                252.3
Other noncurrent assets                                                     348.3                 304.5                392.8
                                                                  ----------------     -----------------    -----------------
     Total assets                                                   $    10,914.2        $      9,911.5       $      9,729.6
                                                                  ================     =================    =================

LIABILITIES AND EQUITY
Short-term debt                                                     $       152.0        $        379.9       $        249.7
Current portion of long-term debt                                            37.9                  45.3                 47.4
Accounts payable                                                          2,672.7               2,437.3              2,336.0
Accrued compensation and benefits                                           468.9                 436.3                412.1
Accrued income taxes                                                        101.3                 137.8                119.5
Billings in excess of costs and earnings
  on uncompleted contracts                                                  209.8                 163.0                181.7
Other current liabilities                                                 1,007.0                 980.1              1,031.8
                                                                  ----------------     -----------------    -----------------
     Current liabilities                                                  4,649.6               4,579.7              4,378.2

Long-term debt                                                            1,936.3               1,394.8              1,443.3
Postretirement health and other benefits                                    163.6                 162.5                161.7
Minority interests in equity of subsidiaries                                196.7                 207.3                280.1
Other noncurrent liabilities                                                623.0                 581.8                660.5
Shareholders' equity                                                      3,345.0               2,985.4              2,805.8
                                                                  ----------------     -----------------    -----------------
     Total liabilities and equity                                   $    10,914.2        $      9,911.5       $      9,729.6
                                                                  ================     =================    =================

    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (in millions, except per share data; unaudited)


                                                          Three Months Ended June 30,             Nine Months Ended June 30,
                                                      ----------------------------------     -------------------------------------
                                                                   Adjusted                                Adjusted
                                                         2002        2001*       2001           2002         2001*         2001
                                                      ----------  ----------  ----------     ----------   ----------    ----------

Net sales                                             $  5,257.0  $  4,722.1  $  4,722.1     $ 14,885.2   $ 13,778.1    $ 13,778.1
Cost of sales                                            4,509.0     4,046.0     4,046.0       12,816.8     11,840.8      11,840.8
                                                      ----------  ----------  ----------     ----------   ----------    ----------
   Gross profit                                            748.0       676.1       676.1        2,068.4      1,937.3       1,937.3

Selling, general and administrative expenses               427.6       387.8       405.8        1,290.8      1,213.8       1,267.2
                                                      ----------  ----------  ----------     ----------   ----------    ----------
   Operating income                                        320.4       288.3       270.3          777.6        723.5         670.1

Interest income                                              2.5         3.7         3.7            8.5         14.1          14.1
Interest expense                                           (29.8)      (31.1)      (31.1)         (91.9)       (99.0)        (99.0)
Equity income                                               11.3         9.4         9.4           25.7         19.2          19.2
Miscellaneous - net                                        (11.3)       (4.0)       (4.0)         (26.5)       (10.8)        (10.8)
                                                      ----------  ----------  ----------     ----------   ----------    ----------
   Other income (expense)                                  (27.3)      (22.0)      (22.0)         (84.2)       (76.5)        (76.5)
                                                      ----------  ----------  ----------     ----------   ----------    ----------

Income before income taxes and minority interests          293.1       266.3       248.3          693.4        647.0         593.6

Provision for income taxes                                 102.0        97.9        96.0          241.3        235.3         229.7
Minority interests in net earnings of subsidiaries          15.8        15.8        15.8           42.1         41.9          41.9
                                                      ----------  ----------  ----------     ----------   ----------    ----------

Net income                                            $    175.3  $    152.6  $    136.5     $    410.0   $    369.8    $    322.0
                                                      ==========  ==========  ==========     ==========   ==========    ==========

Earnings available for common shareholders            $    173.4  $    150.5  $    134.4     $    404.2   $    363.1    $    315.3
                                                      ==========  ==========  ==========     ==========   ==========    ==========

Earnings per share
   Basic                                              $     1.96  $     1.73  $     1.54     $     4.58   $     4.20    $     3.64
                                                      ==========  ==========  ==========     ==========   ==========    ==========
   Diluted                                            $     1.85  $     1.62  $     1.45     $     4.33   $     3.95    $     3.44
                                                      ==========  ==========  ==========     ==========   ==========    ==========


* The adjusted information for the three- and nine-month periods ended June 30, 2001 is presented as if SFAS No. 142 (see Note 4) had been adopted October 1, 2000. Results have been adjusted to exclude goodwill amortization expense ($18.0 million and $53.4 million in the three- and nine-month periods ended June 30, 2001, respectively) and the related income tax effect.



    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions; unaudited)


                                                                                                      Nine Months
                                                                                                    Ended June 30,
                                                                                         --------------------------------------
                                                                                               2002                  2001
                                                                                         ----------------     -----------------
OPERATING ACTIVITIES
Net income                                                                                 $       410.0        $        322.0

Adjustments to reconcile net income to cash provided by operating activities
      Depreciation                                                                                 365.5                 319.2
      Amortization of intangibles                                                                   13.0                  61.6
      Equity in earnings of partially-owned affiliates, net of dividends received                  (16.1)                (10.3)
      Minority interests in net earnings of subsidiaries                                            42.1                  41.9
      Deferred income taxes                                                                         33.7                  27.8
      Other                                                                                         (3.8)                 (9.2)
      Changes in working capital, excluding acquisition of businesses
         Receivables                                                                              (198.4)               (117.4)
         Inventories                                                                                15.2                  28.4
         Other current assets                                                                       13.9                  95.6
         Accounts payable and accrued liabilities                                                  (35.5)                 70.9
         Accrued income taxes                                                                      (36.5)                  6.6
         Billings in excess of costs and earnings on uncompleted contracts                          43.8                  15.2
                                                                                         ----------------     -----------------
           Cash provided by operating activities                                                   646.9                 852.3
                                                                                         ----------------     -----------------

INVESTING ACTIVITIES
Capital expenditures                                                                              (333.1)               (460.6)
Sale of property, plant and equipment                                                               38.2                  26.9
Acquisition of businesses, net of cash acquired                                                   (643.3)               (207.3)
Changes in long-term investments - net                                                             (44.5)                (72.0)
                                                                                         ----------------     -----------------
           Cash used by investing activities                                                      (982.7)               (713.0)
                                                                                         ----------------     -----------------

FINANCING ACTIVITIES
Decrease in short-term debt - net                                                                 (251.8)               (224.7)
Increase in long-term debt                                                                         606.2                 241.9
Repayment of long-term debt                                                                        (87.5)                (75.1)
Payment of cash dividends                                                                          (94.0)                (88.1)
Other                                                                                               (4.9)                 29.9
                                                                                         ----------------     -----------------
           Cash provided (used) by financing activities                                            168.0                (116.1)
                                                                                         ----------------     -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           $      (167.8)       $         23.2
                                                                                         ================     =================



    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 2001. The results of operations for the three- and nine-month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the Company's 2002 fiscal year because of seasonal and other factors. Adjusted information for the three- and nine-month periods ended June 30, 2001 is presented as if Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" (see Note 4) had been adopted October 1, 2000. In addition, certain prior year amounts have been reclassified to conform to the current year's presentation.

2.    EARNINGS PER SHARE


      The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

                                                          Three Months                       Nine Months
                                                          Ended June 30,                    Ended June 30,
                                                --------------------------------  --------------------------------

       (in millions)                                     Adjusted                          Adjusted
                                                 2002      2001*       2001       2002       2001*      2001
                                                ------   ---------    ------     ------    --------    ------

       Income Available to Common Shareholders
       ---------------------------------------

       Net income                               $175.3     $152.6     $136.5     $410.0     $369.8     $322.0
       Preferred stock dividends, net of tax
         benefit                                  (1.9)      (2.1)      (2.1)      (5.8)      (6.7)      (6.7)
                                                ------     ------     ------     ------     ------     ------

       Basic income available to common
         shareholders                           $173.4     $150.5     $134.4     $404.2     $363.1     $315.3
                                                ======     ======     ======     ======     ======     ======

       Net income                               $175.3     $152.6     $136.5     $410.0     $369.8     $322.0
       Effect of dilutive securities:
           Compensation expense, net of tax
           benefit, arising from assumed
           conversion of preferred
           stock                                  (0.6)      (0.8)      (0.8)      (2.1)      (2.6)      (2.6)
                                                ------     ------     ------     ------     ------     ------

       Diluted income available to common
         shareholders                           $174.7     $151.8     $135.7     $407.9     $367.2     $319.4
                                                ======     ======     ======     ======     ======     ======


       Weighted Average Shares Outstanding
       -----------------------------------


       Basic weighted average shares
         outstanding                              88.7       87.1       87.1       88.2       86.6       86.6

       Effect of dilutive securities:
           Stock options                           1.9        1.5        1.5        1.8        1.3        1.3

           Convertible preferred stock             4.1        4.9        4.9        4.1        4.9        4.9
                                                ------     ------     ------     ------     ------     ------

       Diluted weighted average shares
         outstanding                              94.7       93.5       93.5       94.1       92.8       92.8
                                                ======     ======     ======     ======     ======     ======


       *The adjusted information for the three-and nine-month periods ended June 30, 2001 is presented as if SFAS No.142 (see Note 4) had been adopted October 1, 2000. Results have been adjusted to exclude goodwill amortization expense ($18.0 million and $53.4 million in the three- and nine-month periods ended June 30, 2001, respectively) and the related income tax effect.

(UNAUDITED)

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

      The changes in the carrying amount of goodwill for the nine months ended June 30, 2002 are as follows:


                                                        Automotive            Controls
       (in millions)                                   Systems Group            Group               Total
                                                      ---------------       ---------------     ---------------

       Balance as of September 30, 2001                   $1,910.1             $337.2              $2,247.3
       Goodwill from business acquisitions                   363.8               58.8                 422.6
       Currency translation                                   37.9               (0.3)                 37.6
                                                      ---------------       ---------------     ---------------
       Balance as of June 30, 2002                        $2,311.8             $395.7              $2,707.5
                                                      ===============       ===============     ===============

       See Note 5 for discussion of goodwill from business acquisitions during fiscal 2002.



5.     ACQUISITION OF BUSINESSES

       In April 2002, the Company acquired the remaining 45% interest in Yokogawa Johnson Controls Corporation (Yokogawa Johnson), a Controls Group joint venture in Japan. The Company paid approximately $60 million for the remaining interest of which approximately $45 million has been allocated to goodwill. Pro forma information to reflect the acquisition has not been disclosed as the impact on net income is not material.

       Effective October 1, 2001, the Company completed the acquisitions of the automotive electronics business of France-based Sagem SA (Sagem) and the German automotive battery manufacturer Hoppecke Automotive GmbH & Co. KG (Hoppecke). The Sagem acquisition augments the Company's growth and capabilities in vehicle cockpit electronics in Europe and North America. Hoppecke provides new battery technologies that give the Company a leadership position in

(UNAUDITED)

       the development of the evolving 36/42-volt automotive systems. Both acquisitions were accounted for as purchases. The acquisitions, with an initial combined purchase price of approximately $575 million, were financed with long-term debt. The Company is obtaining independent appraisals and performing other studies necessary to allocate the purchase price to the acquired net assets. Pending completion of the appraisals and studies, the excess of the purchase price over the estimated fair value of the acquired net assets has been allocated between goodwill and other intangible assets. The Company expects that such appraisals and studies and the allocation of the purchase price will be completed by the end of the fiscal year. Pro forma information to reflect these acquisitions has not been disclosed as the impact on net income is not material.

       Effective September 1, 2000, the Company completed the acquisition of approximately 90% of the outstanding shares of Ikeda Bussan Co. Ltd. (Ikeda), a Japanese supplier of automotive seating. As part of this acquisition, a restructuring reserve of approximately $54 million was recorded. The reserve was established for expected employee severance costs as the Company eliminates certain non-core activities to focus on Ikeda's principal seating and interiors businesses. Seven plants and facilities have been or will be closed as part of the restructuring plan, with resulting workforce reductions of approximately 1,000 employees. Through June 30, 2002, approximately $22 million of employee severance costs associated with the restructuring plan were paid or incurred, and approximately 510 employees separated from the Company. The reserve balance at June 30, 2002 totaled approximately $32 million and the remaining restructuring activities are expected to be completed within the next year. A share exchange to acquire the remaining shares of Ikeda was completed in the first quarter of fiscal 2002.

6.     LONG-TERM DEBT

       In November 2001, the Company refinanced its commercial paper borrowings attributable to the acquisitions of Sagem and Hoppecke by issuing a total of $600 million of variable and fixed rate notes under the Company's shelf registration statement on file with the Securities and Exchange Commission. Variable rate notes in the amount of $250 million, with interest equal to the three-month LIBOR rate plus 60 basis points, mature in November 2003. Five percent fixed rate notes in the amount of $350 million are due in November 2006.

(UNAUDITED)

7.     INVENTORIES

       Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:


                                                     June 30,          September 30,          June 30,
       (in millions)                                   2002                2001                 2001
                                                    ------------      ---------------      ------------
       Raw materials and supplies                     $352.1               $331.3             $293.3
       Work-in-process                                 102.0                 77.2               80.4
       Finished goods                                  231.3                203.8              201.7
                                                    ------------      ---------------      ------------
       FIFO inventories                                685.4                612.3              575.4
       LIFO reserve                                    (35.3)               (34.7)             (30.4)
                                                    ------------      ---------------      ------------
       Inventories                                    $650.1               $577.6             $545.0
                                                    ============      ===============      ============


8.     COMPREHENSIVE INCOME

       Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including foreign currency translation, unrealized gains and losses on equity securities, realized and unrealized gains and losses on derivatives and minimum pension liability adjustments. Comprehensive income for the three months ended June 30, 2002 and 2001 was approximately $239 million and $121 million, respectively. Comprehensive income for the nine months ended June 30, 2002 and 2001 was $407 million and $308 million, respectively. The difference between comprehensive income and net income for the periods presented principally represents foreign currency translation adjustments
       (CTA). Specifically, in the current quarter, the strengthening of the euro resulted in $56 million of comprehensive income related to CTA versus $31 million of a loss in the prior year. For the nine months, comprehensive income related to CTA was a loss of $18 million versus $58 million of a loss in the prior year.

       The Company has foreign-denominated long-term debt and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred in the accumulated other comprehensive income (loss) account within shareholders' equity. A net loss of approximately $40 million and a net gain of approximately $8 million were recorded for the three-month periods ending June 30, 2002 and 2001, respectively. Net gains of approximately $5 million and $14 million were recorded for the nine-month periods ended June 30, 2002 and 2001, respectively.

(UNAUDITED)

9.     FUTURE ACCOUNTING CHANGES

       In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. The statements are effective for the Company on October 1, 2002. The effects of adoption of these statements are not expected to have a material effect on the Company's net earnings or statement of financial position.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of the statement related to the rescission of SFAS No. 4 are effective for the Company on October 1, 2002. The provisions of the statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 had no impact on the Company's net earnings or statement of financial position at June 30, 2002.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of the statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of the statement.

(UNAUDITED)

10.    SEGMENT INFORMATION

       The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. Financial information relating to the Company's reportable segments was as follows:


                                                 Three Months                            Nine Months
                                                 Ended June 30,                         Ended June 30,
                                       ----------------------------------     ----------------------------------
                                                    Adjusted                                Adjusted
        (in millions)                     2002        2001*      2001            2002         2001*      2001
                                       ---------   ---------   ----------     ---------   ---------   ----------
        Sales
        -----
        Automotive Systems Group        $4,003.7    $3,529.4    $3,529.4       $11,230.4   $10,289.9   $10,289.9
        Controls Group                   1,253.3     1,192.7     1,192.7         3,654.8     3,488.2     3,488.2
                                       ---------   ---------   ----------     ---------   ---------   ----------
        Total                           $5,257.0    $4,722.1    $4,722.1       $14,885.2   $13,778.1   $13,778.1
                                       =========   =========   ==========     =========   =========   ==========

        Operating Income
        ----------------
        Automotive Systems Group          $253.5      $226.0      $211.0          $602.2      $561.7      $516.5
        Controls Group                      66.9        62.3        59.3           175.4       161.8       153.6
                                       ---------   ---------   ----------     ---------   ---------   ----------
        Total                             $320.4      $288.3      $270.3          $777.6      $723.5      $670.1
                                       =========   =========   ==========     =========   =========   ==========



       * The adjusted information for the three- and nine-month periods ended June 30, 2001 is presented as if SFAS No. 142 (see Note 4) had been adopted October 1, 2000. Results have been adjusted to exclude goodwill amortization expense ($18.0 million and $53.4 million in the three- and nine-month periods ended June 30, 2001, respectively) and the related income tax effect.

       Total assets of the Automotive Systems Group increased approximately $725 million from the $7.4 billion balance at fiscal year-end. The increase was primarily attributable to the acquisitions of Sagem and Hoppecke (see
       Note 5).

11.    INCOME TAXES

       The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year. In the second quarter of the current year, the Company's estimated annual effective income tax rate was reduced from 35.9% to 34.8%.

12.    CONTINGENCIES

       In March 2002, an unfavorable verdict was rendered in a lawsuit involving a Mexican lead supplier. After a jury trial, a Texas trial court entered judgment against the Company in this matter and awarded damages to the plaintiff in the amount of $21.8 million, plus interest and attorney fees. The Company and its legal counsel believe that the verdict against the Company in the trial court was incorrect and that it will be reversed on appeal. Accordingly, the Company has not recorded

(UNAUDITED)

       any liability in its financial statements associated with this judgment. However, there can be no assurance that the Company will prevail in this matter. In the event of an unfavorable final judgment against the Company, management believes that it will not have a material impact on the Company's financial position or annual results of operations. It could have a material effect on the Company's quarterly results of operations.

       The Company is involved in a number of other proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the liability related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

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

13.    SUBSEQUENT EVENTS

       On August 6, 2002, the Company announced that it will acquire Varta Automotive GmbH (Varta), a major European automotive battery manufacturer headquartered in Germany for approximately euro 312.5 million, which is subject to various adjustments. The acquisition, subject to customary regulatory approvals is targeted to close near the end of the calendar year and will be debt financed.

                        REPORT OF INDEPENDENT ACCOUNTANTS

      To the Board of Directors and Shareholders of Johnson Controls, Inc.

      We have reviewed the accompanying consolidated statement of financial position of Johnson Controls, Inc. and its subsidiaries as of June 30, 2002 and 2001, and the related consolidated statement of income for each of the three-month and nine-month periods ended June 30, 2002 and 2001 and the consolidated statement of cash flows for the nine-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position as of September 30, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated October 22, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2001, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.



      /s/ PricewaterhouseCoopers LLP
      ------------------------------
      PricewaterhouseCoopers LLP
      Milwaukee, Wisconsin
      July 16, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective October 1, 2001. Accordingly, all comparisons to the prior year assume SFAS No. 142 had been adopted October 1, 2000. See Note 4 to the consolidated financial statements.

Third quarter consolidated net sales of $5.3 billion were 11% above the prior year quarter's $4.7 billion.

Automotive Systems Group sales for the third quarter grew 13% to $4.0 billion compared to $3.5 billion for the prior year period. Segment sales in North America were up 5% in the third quarter attributable to new interiors programs, the increase in the domestic vehicle production level and higher automotive battery shipments. Battery sales in North America were up in the period reflecting new business and stronger demand from existing battery customers. European Automotive Systems Group sales climbed 33% in the third quarter primarily due to the addition of an automotive electronics business and a battery business acquired effective October 1, 2001 (see Note 5 to the consolidated financial statements) and positive effect of currency translation. Excluding the positive effect of currency translation and the impact associated with the acquisitions, automotive segment sales in Europe were above the prior year period by 8%. The growth is a result of volume increases despite the modest decline in European industry vehicle production due to the Company's involvement in new and successful platforms. Sales in Asia and South America, which represent less than 10% of total segment revenue, were lower in the current quarter compared to the prior year quarter as a result of negative currency translation and reduced customer production schedules.

Controls Group sales in the third quarter were $1.3 billion, rising 5% from the prior year period. North American sales grew 11%, a result of higher control services and additional facility management and systems installation contract activity. European sales were above the prior year by approximately 15% reflecting new facility management contract activity, the addition of MC International, acquired late in the third quarter of fiscal 2001, and the positive effect of currency translation. Sales in Asia, which represent less than 10% of segment sales, declined 38% due to the effect of the deconsolidation of a joint venture in Japan during the fourth quarter of fiscal 2001. Orders of installed control systems in the quarter were strongest from the North American new non-residential construction market (see "Backlog").

Consolidated operating income for the third quarter of fiscal 2002 was $320.4 million, up 11% from $288.3 million in the prior year period. Both of the Company's operating segments demonstrated strong operating income growth in the third quarter.

Automotive Systems Group operating income increased 12% over the prior year period. Higher volumes in North America and Europe as well as the addition of the automotive electronics business acquired effective October 1, 2001 (see Note 5 to the consolidated financial statements) contributed to the increase. Operating income improvements were partially offset by higher start-up and engineering costs incurred on new program launches in Europe.

Controls Group operating income of $67 million exceeded the prior year by 7%. This increase was achieved through higher gross margins due to improved contract execution and efficiency in both North America and Europe, as well as reduced selling, general and administrative expenses as a percentage of sales in North America.

Despite the higher debt level in the current year, third quarter net interest expense was comparable with the prior year due principally to lower interest rates. Third quarter equity income was approximately $2 million above the prior year quarter. The increase was attributable to earnings at certain Automotive Systems Group joint ventures, including a new joint venture in China and higher earnings in Europe. Miscellaneous - net expense in the third quarter was approximately $7 million above the prior year period due primarily to approximately $2 million of net losses on asset disposals in the current quarter in contrast to approximately $2 million of net gains on asset disposals in the prior year period. Also contributing to the decline in the miscellaneous - net were higher foreign currency transaction losses in the current quarter.

The effective income tax rate was 34.8% for the three-month period ended June 30, 2002 compared with 36.8% for the same period last year. The effective rate was reduced as a result of global tax reduction initiatives.

Minority interests in net earnings of subsidiaries for the current quarter was comparable to the prior year quarter. Higher earnings at certain Automotive Systems subsidiaries in North America were offset by the effect of the deconsolidation of a Controls joint venture in Japan during the fourth quarter of fiscal 2001 and the acquisition of the remaining interest in another Controls Japan joint venture in the third quarter of fiscal 2002.

Third quarter net income of $175 million exceeded the prior year's $153 million by 15%. The increase was a result of higher operating income, higher equity income and a lower effective income tax rate partially offset by higher miscellaneous - net expense. Diluted earnings per share for the current quarter were $1.85, compared with $1.62 in the prior year.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Consolidated net sales for the first nine months of fiscal 2002 reached $14.9 billion, 8% above the prior year's $13.8 billion.

Automotive Systems Group sales totaled $11.2 billion for the first nine months of fiscal 2002, exceeding the prior year sales of $10.3 billion by 9%. Automotive interior systems sales in North America were 5% above the prior year which surpassed the approximate 3% increase in industry light vehicle production compared to the prior year. The North American growth is attributable to new interiors programs and involvement in programs where demand year-over-year was above the industry average. Sales of automotive batteries in North America increased approximately 11% over the prior year period. The increase was generated by market share growth attributable to higher unit shipments to new customers and increased demand from existing customers. European Automotive Systems Group sales increased 19% over the prior year period reflecting the addition of an automotive electronics business and a battery business acquired effective October 1, 2001 (see Note 5 to the consolidated financial statements) and the positive effect of currency translation. Excluding the acquisitions and the positive effect of currency translation, European automotive segment sales were approximately level with the prior year period whereas the European industry vehicle production level declined. Segment sales in Asia and South America, which represent less than 10% of total segment revenue, were lower in the first nine months of the year compared to last year due to the negative effect of currency translation and lower customer production schedules.

Controls Group sales were $3.7 billion for the first nine months of the year, an increase of 5% from the prior period's $3.5 billion. Sales in North America were up 7%, due to increased integrated facility management, service and installed control systems activity. Excluding the acquisition of MC International, acquired late in the third quarter of fiscal 2001, European sales grew 11% compared to the same period last year. This increase is primarily attributable to higher revenues associated with integrated facility management contracts. Sales in Asia, which represent less than 10% of segment sales, were down approximately 39% due to the deconsolidation of a joint venture in Japan during the fourth quarter of fiscal 2001.

Consolidated operating income was $778 million for the nine months ended June 30, 2002, up 7% from the prior year's $724 million.

Automotive segment operating income was $602 million, 7% above the prior year's $562 million. The increase in operating income compared with the prior year reflects higher volume in North America of both automotive interior systems and batteries and the addition of the automotive electronics business acquired effective October 1, 2001 (see Note 5 to the consolidated financial statements). The segment also benefited from operational efficiencies in North America which resulted in increased gross margins and reduced selling, general and administrative expenses. The improved results in North America were partially offset by increased start-up and engineering costs in Europe as well as the negative effect of lower production levels of mature, more profitable vehicle programs in Europe.

Controls segment operating income for the first nine months of fiscal 2002 was $175 million, up 8% from $162 million one year ago. The increase was attributable to the segment's higher volume, better gross margins due to improved contract execution and efficiencies in North America and Europe as well as reduced selling, general and administrative expenses as a percentage of sales in North America.

Management currently expects the Automotive Segment's full year sales to exceed the prior year by at least 6%. Segment sales are projected to benefit from the launch of new interior systems programs worldwide, customer diversification, recent acquisitions and higher unit shipments of automotive batteries. Management expects the segment's full year operating margin to be approximately level with the prior year as a result of the increased North American production environment offset by lower results in Europe.

Management expects full year Controls Group sales to grow at the low end of a 6% to 10% range. The segment increase is anticipated to be driven by contributions from installed control systems activity worldwide, based on the strong growth in the Company's backlog, and expansion of integrated facility management services in both the commercial and governmental markets. Management continues to expect modest margin improvement in the segment for the year.

Net interest expense for the first nine months of fiscal 2002 was slightly lower than the prior year as a result of lower interest rates. Equity income was approximately $7 million above the prior year. The increase was primarily attributable to certain Automotive Systems Group joint ventures including higher earnings in Europe and a new joint venture in China. Miscellaneous - net for the first nine months of the current year reflected approximately $16 million more expense than the prior year period due primarily to losses on both asset disposals and foreign currency translation in the current year. Current year miscellaneous-net includes $3 million of losses on asset disposals while the prior year includes net gains of $5 million.

The effective income tax rate was 34.8% for the nine-month period ended June 30, 2002 compared with 36.4% for the comparable period last year. The Company's estimated annual effective income tax rate for the current year was reduced in the second quarter from 35.9% to 34.8%. The lower rate is a result of global tax reduction initiatives.

Minority interests in net earnings of subsidiaries for the first nine months of the fiscal year was comparable to the prior year. Improved results at certain Automotive Systems Group subsidiaries in the current fiscal year were offset by the impacts of both the deconsolidation of a joint venture in Japan during the fourth quarter of fiscal 2001 and the Company acquiring the remaining interest in another Japan joint venture in the current quarter.

Net income of $410 million exceeded the prior year's $370 million by 11%. The increase was a result of higher operating income, higher equity income and a reduced effective income tax rate offset by higher miscellaneous - net expense. Diluted earnings per share for the first nine months of the fiscal year were $4.33 compared with $3.95 in the comparable prior year period.


COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

The Company's working capital was $187 million at June 30, 2002, compared with a negative $36 million at September 30, 2001. Working capital, excluding cash and debt, was $170 million at June 30, 2002, $156 million higher than the fiscal year end. The increases primarily reflected higher accounts receivable partially offset by the impact of higher accounts payable.

Cash provided by operating activities of $647 million during the first nine months of fiscal 2002 was $205 million less than the amount generated in the prior year period. The decrease was primarily the result of lower accounts payable and other current liabilities, as adjusted for current year acquisitions.

Capital Expenditures

Capital spending for property, plant and equipment during the first nine months of the current year was $333 million, compared with the prior year's $461 million. The majority of the spending was associated with the Automotive Systems Group. The lower spending compared to the prior year period was mainly due to postponements of capital projects. Management expects capital expenditures for the full year to approximate $575 to $600 million, primarily related to new products, customer programs, product lines worldwide and cost reduction projects at the Automotive Systems Group. Controls Group expenditures are expected to be focused on information and building systems technology.

Goodwill

Goodwill of $2.7 billion at June 30, 2002 was $500 million higher than the balance at September 30, 2001 and one year ago. Each respective increase was primarily associated with the acquisitions of Sagem, Hoppecke and Yokogawa Johnson (see Note 5 to the consolidated financial statements).

Capitalization

In November 2001, the Company refinanced its commercial paper borrowings attributable to the acquisitions of Sagem and Hoppecke by issuing a total of $600 million of variable and fixed rate notes under the Company's shelf registration statement on file with the Securities and Exchange Commission. Variable rate notes in the amount of $250 million, with interest equal to the three-month LIBOR rate plus 60 basis points, mature in November 2003. Five percent fixed rate notes in the amount of $350 million are due in November 2006.

Total capitalization of $5.5 billion at June 30, 2002 included short-term debt of $200 million, long-term debt (including the current portion) of $2.0 billion and shareholders' equity of $3.3 billion. The Company's total capitalization was $4.8 billion and $4.5 billion at September 30, 2001 and June 30, 2001, respectively. Total debt as a percentage of total capitalization at the end of the most recent quarter was 39%, compared with 38% at both fiscal year-end and one year ago. The current year's increase in the ratio of debt to total capitalization reflects additional debt used to finance acquisitions.

The Company is party to certain synthetic leases which qualify as operating leases for accounting purposes. The lease contracts are associated with the financing of the Company's corporate aircraft whose total market value exceeds the remaining lease obligation of approximately $80 million. The earliest of these leases matures in August 2006 and each is renewable at the Company's option.

The Company believes its capital resources and liquidity position at June 30, 2002 were adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any acquisitions in fiscal 2002 will continue to be funded from operations, supplemented by long- and short-term borrowings, if required.

The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. None of the Company's debt agreements require accelerated repayment in the event of a decrease in credit ratings. Currently, the Company has ample liquidity and full access to the U.S. commercial paper and capital markets. Given the Company's credit ratings from Moody's (A2), Fitch (A), and Standard & Poors (A-), the Company believes multiple downgrades, or a single downgrade over multiple levels, would be necessary before its access to the commercial paper markets would be limited. The Company has ample availability under its $1 billion revolving credit facility to meet commercial paper maturities and operating needs.

A summary of the Company's significant contractual obligations and commercial commitments as of June 30, 2002 are as follows:


(in millions)
CONTRACTUAL                                   REMAINING       FY 2003 --       FY 2006 --     FY 2008
OBLIGATIONS                    TOTAL          IN FY 2002      FY 2005          FY 2007        AND BEYOND
-----------------------      ----------       -----------     ----------       ----------     -----------
Long-term debt
(including capital
lease obligations)*            $1,974.2            $4.0          $726.7           $524.7         $718.9
Operating leases                  527.7            33.4           271.2            181.2           41.9

Unconditional purchase
obligations**                         -               -               -                -              -
                             ----------       -----------     ----------       ----------     -----------
Total contractual
cash obligations               $2,501.9           $37.4          $997.9           $705.9         $760.8
                             ==========       ===========     ==========       ==========     ===========


*See "Capitalization" for additional information related to the Company's long-term debt.

** There were no unconditional purchase obligations other than inventory and property, plant and equipment purchases in the ordinary course of business which management believes are immaterial.


(in millions)
OTHER COMMERCIAL                              REMAINING       FY 2003 --       FY 2006 --     FY 2008
COMMITMENTS                    TOTAL          IN FY 2002      FY 2005          FY 2007        AND BEYOND
------------------------     ----------       -----------     ----------       ----------     -----------
Lines of credit*                  $   -           $   -           $   -            $   -          $   -
Standby letters of credit          43.2            42.7             0.5                -              -

Guarantees**                       54.0             3.5            21.5             18.3           10.7
                             ----------       -----------     ----------       ----------     -----------
Total commercial
commitments                       $97.2           $46.2           $22.0            $18.3          $10.7
                             ==========       ===========     ==========       ==========     ===========


*At June 30, 2002, the Company had $1.0 billion of committed lines of credit available for support of outstanding commercial paper. There were no draws on the lines as of June 30, 2002 and $1.0 billion remained available.

** Guarantees primarily represent guaranteed debt of certain unconsolidated affiliates.

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

BACKLOG

The Company's backlog relates to the Controls Group's installed control systems operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At June 30, 2002, the unearned backlog of installed control systems contracts (excluding service and integrated facility management) to be executed within the next year grew 13% from $1.44 billion at June 30, 2001 to $1.62 billion at June 30, 2002. This growth primarily stems from new orders in North America, in both the new and existing buildings markets, and the addition of MC International contracts. Orders for control systems in the current year were strongest from the new non-residential construction market, particularly in the office, education, health care and government sectors.

FUTURE ACCOUNTING CHANGES

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. The statements are effective for the Company on October 1, 2002. The effects of adoption of these statements are not expected to have a material effect on the Company's net earnings or statement of financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April

2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of the statement related to the rescission of SFAS No. 4 are effective for the Company on October 1, 2002. The provisions of the statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 had no impact on the Company's net earnings or statement of financial position at June 30, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of the statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of the statement.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company adjusts its portfolio of financial instruments used to manage foreign exchange exposure over time as its known exposures change. At September 30, 2001, a sensitivity analysis of the Company's exposure to changes in foreign currencies indicated that a 10% appreciation or depreciation of the currencies being hedged would result in a hypothetical gain or loss, respectively, of $39 million. The Company's policy prohibits the trading of financial instruments for profit. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying payables, receivables and net investments in foreign subsidiaries that are being hedged.

A similar analysis at June 30, 2002 indicates that a 10% appreciation or depreciation would result in a hypothetical gain or loss, respectively, of $98 million. The change from

September 30, 2001 is primarily associated with a cross-currency interest rate swap that the Company entered into in connection with its acquisition of Sagem. Under the swap, the Company receives interest based on a variable U.S. dollar rate and pays interest based on a variable euro interest rate on the outstanding notional principal amounts in dollars and euro, respectively. In November 2003, the Company will pay 300 million euro in exchange for $271 million. This instrument is designated as a hedge of a net investment of a foreign subsidiary, and is a hedge of translation exposure, and accordingly, has no current impact on the Company's earnings.

In May 2002, the Company executed two U.S. dollar interest rate swaps to modify the characteristics of the Company's U.S. dollar debt portfolio. Under the first swap, the Company receives interest at a fixed rate of 5% and pays interest on a variable U.S dollar rate based on the $250 million notional amount. The swap has a final maturity of November 2006 and is accounted for as a fair value hedge on a portion of the Company's $350 million 5% coupon note maturing in 2006. Under the second swap, the Company receives interest on a variable U.S. dollar rate and pays a fixed rate of 3.88% based on the $250 million notional amount. The swap has a final maturity of November 2003 and is accounted for as a cash flow hedge of the Company's $250 million floating rate note maturing in 2003.

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

ITEM 5.   OTHER INFORMATION

Johnson Controls, Inc. entered into a neutrality agreement with the International Union, United Automobile, Aerospace & Agricultural Implement Workers of America (UAW) covering 26 of the Company's Automotive Systems Group manufacturing facilities with regard to organizing activities by the UAW at certain of its U.S. automotive interiors manufacturing plants that supply UAW represented customers of Johnson Controls. Johnson Controls said that this agreement reflects its interests in accommodating the needs of those customers. The agreement provides for accelerated card recognition and election procedures at these plants, including Johnson Controls' agreement to remain neutral, in consideration of the UAW's agreement not to strike and other commitments. The agreement will expire on July 1, 2007.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)        Exhibits

                           12 Statement regarding the computation of the ratio of earnings to fixed charges.

                           99.1 Registrant's Certification of Periodic Report by the Chief Executive Officer pursuant to
                                   Section 906 of the Sarbanes-Oxley Act of
                                   2002.

                           99.2 Registrant's Certification of Periodic Report by the Chief Financial Officer pursuant to
                                   Section 906 of the Sarbanes-Oxley Act of
                                   2002.



      (b) The following Form 8-K's were filed during the third quarter of fiscal 2002 or thereafter through the date of this report:

                      (i) The Company filed a Form 8-K on August 7, 2002 to announce that it will acquire Varta Automotive GmbH, a major European automotive battery manufacturer headquartered in Germany.
                      (ii) A Form 8-K was filed July 26, 2002 to announce that the Company's Board of Directors elected John M. Barth to replace James H. Keyes as its President and Chief Executive Officer effective October 1, 2002.
                      (iii) A Form 8-K was filed July 19, 2002 to disclose the Company's financial results for the third quarter of fiscal 2002.
                      (iv) A Form 8-K was filed April 17, 2002 to disclose the Company's financial results for the second quarter of fiscal 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JOHNSON CONTROLS, INC.




Date:  August 9, 2002                        By:  /s/ Stephen A. Roell
                                                  --------------------
                                                  Stephen A. Roell
                                                  Senior Vice President and
                                                  Chief Financial Officer