Form 10-K
period 2002-09-30
JOHNSON CONTROLS INC
filed 2002-12-16
CIK 53669

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

       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

                                                            AGGREGATE MARKET VALUE       NUMBER OF SHARES
                                                           OF NONAFFILIATES' SHARES       OUTSTANDING AT
                  TITLE OF EACH CLASS                      AS OF NOVEMBER 30, 2002       NOVEMBER 30, 2002
                  -------------------                      ------------------------      -----------------
Common Stock, $.16 2/3 par value                                $7,373,713,534              88,957,818
Series D Convertible Preferred Stock, $1.00 par value,
  $512,000 liquidation value                                    $  333,315,113                 201.059

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate by reference portions of the Annual Report to Shareholders for the year ended September 30, 2002.

     Part III incorporates by reference portions of the Proxy Statement dated December 10, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JOHNSON CONTROLS, INC.

                       Index to Annual Report on Form 10-K

                          Year Ended September 30, 2002


                                                                                                     Page
                                                                                                     ----
                  CAUTIONARY STATEMENTS FOR FORWARD-LOOKING
                     INFORMATION.............................................................          4

                                     PART I.

ITEM  1.          BUSINESS...................................................................          4

ITEM  2.          PROPERTIES.................................................................         11

ITEM  3.          LEGAL PROCEEDINGS..........................................................         11

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS......................................................         13

                  EXECUTIVE OFFICERS OF THE REGISTRANT.......................................         13

                                    PART II.

ITEM  5.          MARKET FOR THE REGISTRANT'S COMMON STOCK
                    AND RELATED STOCKHOLDER MATTERS..........................................         15

ITEM  6.          SELECTED FINANCIAL DATA....................................................         15

ITEM  7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................         15

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK........................................................         15

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................         15

ITEM  9.          DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE...............................................................         15

                                    PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................         16

ITEM 11.          EXECUTIVE COMPENSATION.....................................................         16

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT....................................................         16

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................         16

ITEM 14.          CONTROLS AND PROCEDURES....................................................         16

                             JOHNSON CONTROLS, INC.

                       Index to Annual Report on Form 10-K

                          Year Ended September 30, 2002


                                    PART IV.
                                                                                                   Page
                                                                                                   ----
ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE
                    AND REPORTS ON FORM 8-K..................................................         17

                  INDEX TO EXHIBITS..........................................................      25-28

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION


Johnson Controls, Inc. ("the Company") has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words "believes," "expects," "anticipates," "projects" or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company's Form 8-K filing (dated November 12, 2002) could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.


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

The Controls Group is a global market leader in providing building control systems and services, including comfort, energy and security management for the non-residential buildings market. The segment's control systems integrate the management, operation and control of building systems such as temperature, ventilation, humidity, fire safety and security. The segment's services provide a complete suite of integrated solutions to improve building operations and maintenance.

In 1978, the Company entered the North American battery market through the acquisition of Globe Union and grew in this market through internal growth. In 1985, the Company entered the automotive seating market through the acquisition of Hoover Universal. During the late 1990's, the Company expanded its automotive business into additional interior systems. Today, the automotive interior systems and battery businesses make up the Automotive Systems Group which is among the world's largest automotive suppliers, providing seating, instrument panel, overhead, floor console and door systems, including electronics, and batteries for more than 24 million vehicles annually.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

Note 15, "Segment information," of the Notes to Consolidated Statements on pages 44 through 45 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

PRODUCTS AND SERVICES

AUTOMOTIVE SYSTEMS GROUP

The Automotive Systems Group designs and manufactures products for passenger cars and light trucks. The segment produces automotive interior systems for original equipment manufacturers and automotive batteries for the replacement and original equipment markets.

The segment's automotive interior systems and batteries are manufactured or assembled in approximately 200 sites worldwide. In addition to its domestic operations, the Automotive Systems Group has operations in 27 foreign countries.

The Automotive Systems Group designs and manufactures automotive interior systems for cars and light trucks, including vans and sport utility vehicles. Automotive interior systems products include complete seating systems and components; cockpit systems, including instrument clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; door systems and engine electronics.

The segment operates 76 assembly plants that supply automotive manufacturers with complete seats on a "just-in-time/in-sequence" basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the segment's other automotive interior systems are also supplied on a just-in-time/in-sequence basis. Foam and metal seating components, seat covers, seat mechanisms and other components are shipped to these plants from the segment's production facilities or outside suppliers.

In the last six years, the segment has substantially grown its interior systems capabilities, principally through internal growth aided by strategic acquisitions. Most recently, the segment expanded its capabilities in vehicle electronics with its acquisition of the automotive electronics business of France-based Sagem SA (Sagem). Automotive interior systems sales comprised approximately 91 percent of total fiscal 2002 segment sales.

The Automotive Systems Group's production of automotive batteries generates the remaining portion of segment sales. The Automotive Systems Group is the largest automobile battery supplier in North and South America. Automotive batteries are sold primarily under private label to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. Batteries and plastic battery containers are manufactured at 14 plants in the United States, 2 plants in Germany and, via partially-owned affiliates, at plants in Argentina, Brazil, India and Mexico. In fiscal 2002, the segment expanded its battery operations into the European market through the acquisition of the German automotive battery manufacturer Hoppecke Automotive GmbH and Co. KG (Hoppecke). Hoppecke provides new battery technologies that give the Company a leadership position in the development of the evolving 42-volt battery systems. In October 2002, the Company continued its expansion into the European market with its acquisition of the Automotive Battery Division of Varta AG, a major European automotive battery manufacturer headquartered in Germany. The acquisition consists of VARTA Automotive GmbH and the 80 percent majority ownership in VB Autobatterie GmbH and gives the Company a leading market position in Europe.

CONTROLS GROUP

The Controls Group is a major worldwide supplier of installed control systems and services to the non-residential buildings market. The Controls Group engineers, manufactures, installs and services control systems. The segment sells installed control systems directly to building owners, as well as contractors, that manage all key building systems, including heating, ventilating, air conditioning, refrigeration, lighting, security and fire systems. The segment's services include the repair, preventive maintenance and operation of control, mechanical and electrical systems and the management of providers of custodial, foodservice, landscaping and other activities. Additional offerings include energy management, performance contracting, remote monitoring and diagnostics, workplace design and consulting, facility benchmarking and project management. The Controls Group employs sales engineers, application engineers and mechanics working out of branch offices located in approximately 300 principal cities throughout the world. Service personnel also work out of branch offices or full-time at customer sites. The segment manufactures certain electric and electronic products for sale to original equipment manufacturers, wholesalers and distributors of air-conditioning, refrigeration and commercial and residential heating. Control systems products are manufactured in four domestic and six foreign facilities.

Worldwide, approximately 35 percent of the Controls Group's sales are derived from installed control systems and approximately 65 percent originates from its service offerings. Also, approximately 15 percent of segment revenues are derived from the new construction market while 85 percent are derived from the existing buildings market.

MAJOR CUSTOMERS AND COMPETITION

As described previously, the Company is a major supplier to the automotive industry. Sales to its major customers, as a percentage of consolidated net sales, were as follows for the most recent three-year period:

Customer                                2002                   2001                  2000
--------                                ----                   ----                  ----
DaimlerChrysler AG                       14%                   14%                    16%

Ford Motor Company                       10%                   11%                    13%

General Motors Corporation               15%                   14%                    14%


AUTOMOTIVE SYSTEMS GROUP

Approximately 54 percent of Automotive Systems Group sales over the last three years were to the three automobile manufacturers listed above. In fiscal 2002, approximately 71 percent of the Company's total sales to these manufacturers originated in North America, 27 percent were based in Europe and 2 percent were attributable to other foreign markets. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the segment is affected by general business conditions in this industry. Sales to additional automakers that accounted for more than 5 percent of Company sales included Nissan Motor Co., Ltd., Toyota Motor Corporation and Volkswagen AG.

The Automotive Systems Group faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers who produce or have the capability to produce certain products or services the segment supplies. Competition is based on technology, quality, reliability of delivery and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the segment's principal competitors include Lear Corporation, Faurecia, Intier Automotive, Delphi Corporation and Visteon Corporation.

Approximately 87 percent of the Automotive Systems Group's automotive battery sales worldwide in fiscal 2002 were to the automotive replacement market, with the remaining sales to the original equipment market. The segment is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Costco, Interstate Battery System of America, Pep Boys and Sears, Roebuck & Co. It is also a major supplier of automotive batteries to Wal-Mart Stores. Batteries are supplied with private brand labels. The segment also manufactures spiral-wound lead-acid batteries sold globally under the Company's Optima (R) brand name. Original equipment and replacement batteries are also sold to a number of large automotive manufacturers. Approximately 90 percent of total automotive battery sales in fiscal 2002 were based in North America while approximately 10 percent were attributable to the European market.

Automotive battery sales depend principally on quality, delivery, price and service including marketing support and technical advice. The segment primarily competes in the battery market with Exide Technologies, Delphi Corporation and East Penn Manufacturing Company.

CONTROLS GROUP

The Controls Group conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include product and service quality, price, reputation, technology, application engineering capability and construction management expertise. Competition for contracts includes many regional, national and international controls providers; larger competitors in the control systems market include Honeywell International and Siemens Building Technologies (of Siemens AG). The services market is highly fragmented, with no one company being dominant. Sales of these services are largely dependent upon numerous individual contracts with commercial businesses worldwide and various departments and agencies of the U.S. Federal Government. The loss of any individual contract would not have a materially adverse effect on the Company.

BACKLOG

At September 30, 2002, the Company's Automotive Systems Group had an incremental backlog of new orders for its interior systems to be executed within the next fiscal year of approximately $1.0 billion compared with $0.8 billion one year ago. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes and the timing of related production launches.

The Company's backlog relating to the Controls Group is applicable to its sales of control systems, which principally are sold under long-term contracts that are accounted for on the percentage-of-completion method. In accordance with customary industry practice, customers are progress billed on an estimated basis as work proceeds. At September 30, 2002, the unearned backlog of installed control systems contracts to be executed within the next fiscal year was $1.65 billion, compared with the prior year's $1.49 billion. The preceding data does not include amounts associated with facility management service contracts because such contracts are typically multi-year service awards. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the coming fiscal period.

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

The Company has numerous registered trademarks in the United States and in many foreign countries. The most important of these marks are "JOHNSON CONTROLS" (including a stylized version thereof), "JCI" and "JOHNSON. " These marks are universally used in connection with certain of its product lines and services. The trademarks and service marks "PENN, " "METASYS, " "CARDKEY," "HOMELINK," "AUTOVISION," "TRAVELNOTE," "BLUECONNECT," "OPTIMA" and "INSPIRA" are used in connection with certain Company product lines and services. The Company also markets automotive batteries under the licensed trademarks "EVEREADY" and "ENERGIZER. "

Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company's claim to copyright protection under U.S. law and appropriate international treaties.

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

ENVIRONMENTAL CAPITAL EXPENDITURES

The Company's ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in 2002 related solely to environmental compliance were not material. It is management's opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company's financial results or competitive position in any one year.

EMPLOYEES

As of September 30, 2002, the Company employed approximately 111,000 employees, of whom approximately 70,000 were hourly and 41,000 were salaried.

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

INTERNATIONAL OPERATIONS

The Automotive Systems Group has manufacturing facilities worldwide. The segment has wholly- and majority-owned automotive interior systems manufacturing facilities located outside the United States, including plants in Argentina, Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, France, Germany, Hungary, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Poland, Portugal, Singapore, Slovakia, Slovenia, South Africa, Spain, Sweden, Thailand and the United Kingdom. These facilities produce, depending on the location, complete seats, interior systems and related components. The segment has partially-owned affiliates in Asia, Europe and South America that manufacture complete seats, interior systems and/or seating components. The segment also has partially-owned battery manufacturing operations in India, Mexico and South America. Licensing and joint venture arrangements are also in effect with certain foreign manufacturers of batteries and automotive parts.

Through a number of foreign subsidiaries and branches, the Controls Group operates fully staffed sales offices offering engineering, installation capabilities (the counterpart to the domestic controls operations) and services. Offices are located in Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Portugal, Russia, Saudi Arabia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates and the United Kingdom. In addition, Controls Group products are marketed through distributors represented in approximately 40 countries. Products are manufactured in plants located in China, Germany, Italy, Mexico and the Netherlands, with the remainder of the product line supplied from the United States and via partially-owned affiliates. The Controls Group also has joint venture operations in Argentina, Brazil, Canada, China, France, Hong Kong, Hungary, Italy, Japan, Kuwait, Malaysia, Philippines, Poland, Portugal, Spain, South Africa, Thailand and the United Arab Emirates.

The financial results of all foreign operations are subject to currency exchange rate fluctuations. The Company selectively uses financial instruments to minimize its risk of loss from fluctuations in exchange rates. The Company primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. Gains and losses from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Note 15, "Segment information," of the Notes to Consolidated Statements on pages 44 through 45 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

RESEARCH AND DEVELOPMENT EXPENDITURES

Note 12, "Research and development," of the Notes to Consolidated Statements on page 43 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

AVAILABLE INFORMATION

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14a, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company's Internet site at http://www.johnsonontrols.com.

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

The following table lists the principal manufacturing, administrative, warehouse and research and development facilities by geographic region and segment:


Geographic Region and Segment




(in millions of square feet)

                                                                Owned Facilities   Leased Facilities        Total
                                                                ----------------   -----------------        -----
North America
  Automotive Systems Group                                          13.4                 5.4                 18.8
  Controls Group                                                     1.9                 0.2                  2.1

Europe

  Automotive Systems Group                                          12.8                 8.8                 21.6
  Controls Group                                                     0.3                 0.7                  1.0

Other foreign
  Automotive Systems Group                                           4.5                 1.0                  5.5
  Controls Group                                                       -                 0.2                  0.2
                                                            ------------        ------------          -----------
Total                                                               32.9                16.3                 49.2
                                                                    ====                ====                 ====

In addition, hundreds of Controls Group branch offices in major cities throughout the world are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.

ITEM 3   LEGAL PROCEEDINGS

ENVIRONMENTAL LITIGATION AND PROCEEDINGS AND OTHER MATTERS

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

The Company accrues for potential environmental losses consistent with generally accepted accounting principles; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental costs totaled $32 million and $28 million at September 30, 2002 and 2001, respectively. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Typically, site remediation matters are addressed at the administrative agency level of the government. Occasionally, however, litigation is involved. The most significant of such matters where litigation has been commenced by the government or by private parties and remains pending against the Company is as follows:

        United States v. NL Industries, Inc., Case No. 91-CV-00578-WDS (United States District Court for the Southern District of Illinois), filed July 31, 1991. The EPA sought to enforce an administrative order issued on November 27, 1990 against Johnson Controls and other defendants requiring performance of a cleanup at a secondary smelter facility in Granite City, Illinois. The Company, the other defendants and the other parties to the 1990 order chose to not perform on the basis that the administrative record of decision underlying that order did not support the remedy the agency was requiring. The complaint alleged that the defendants should pay penalties (up to $25,000 per day and three times the cost of work the government performs) for failing to comply with the order. It also alleged that the Company should be responsible for past government expenditures. According to the agency, the total cost, both past and future, will probably exceed $64 million. The Company executed a consent decree settling this matter, but the court has not yet entered the decree. Nevertheless, the Company and the other parties to the Consent Decree have performed almost all of the work required by the decree. The reserves relating to environmental matters include an amount attributable to the cost of the remaining work that the Company will perform in conjunction with other parties at the site, as well as payment to the federal government for the Company's share of past response costs and penalties.

In March 2002, an unfavorable verdict was rendered in a lawsuit involving a Mexican lead supplier. After a jury trial, a Texas trial court entered judgment against the Company in this matter and awarded damages to the plaintiff in the amount of $22 million, plus interest and attorney fees. The Company and its legal counsel believe that the verdict against the Company in the trial court was incorrect and that it will be reversed on appeal. While it is not possible to ascertain the ultimate legal and financial liability with respect to this lawsuit, the Company believes that the amount of such liability, if any, in excess of amounts provided, will not have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

        James H. Keyes, 62, was elected Chairman of the Board in 1993 and Chief Executive Officer in 1988. He served as President from 1986 to 1998 and retired as Chief Executive Officer on October 1, 2002. Mr. Keyes joined the Company in 1966.

        John M. Barth, 56, was elected President in 1998 and Chief Executive Officer on October 1, 2002. He was elected a member of the Board of Directors in 1997. Previously, Mr. Barth served as Chief Operating Officer and an Executive Vice President with responsibility for the Automotive Systems Group. Mr. Barth joined the Company in 1969.

        Giovanni "John" Fiori, 59, was elected an Executive Vice President in August 2002 and serves as President of Johnson Controls International. Previously, he served as President of automotive operations in Europe, Africa, South America and Asia and Vice President of automotive seating operations in Europe. Mr. Fiori joined the Company in 1987.

        John P. Kennedy, 59, was elected a Senior Vice President in August 2002 and has been Secretary since 1987 and General Counsel since 1984. He previously served as a Vice President. Mr. Kennedy joined the Company in 1984.

        Stephen A. Roell, 52, was elected Senior Vice President in 1998 and has served as Chief Financial Officer since 1991. He was a Vice President from 1991 to 1998, and earlier served as Corporate Controller and Treasurer. Mr. Roell joined the Company in 1982.

        Ben C.M. Bastianen, 58, was elected a Corporate Vice President in 1999 and has served as Corporate Treasurer since 1991, when he joined the Company.

        Susan F. Davis, 49, was elected Vice President, Human Resources in 1994. Previously, she served as Vice President of Organizational Development for the Automotive Systems Group and the former Plastics Technology Group. Ms. Davis joined the Company in 1983.

        R. Bruce McDonald, 42, was elected a Corporate Vice President in January 2002 and has served as Corporate Controller since November 2001 when he joined the Company. Prior to that time, Mr. McDonald was Vice President of Finance for the automotive business of TRW Inc. and previously held various financial positions with LucasVarity plc.

        Robert Netolicka, 55, was elected a Corporate Vice President in 1997 and manages special projects for the Controls Group. Mr. Netolicka has held a number of senior management positions within the Controls Group since joining the Company in 1974.

        Jerome D. Okarma, 50, was elected Assistant Secretary in 1990. He has served as Deputy General Counsel since 2000. Prior to that he served as Assistant General Counsel from 1989 to 2000, and previously as Group Vice President and General Counsel of the Controls Group and the Battery Group.

        Darlene Rose, 57, was elected Vice President, Corporate Development and Strategy in 1999. She previously served as Director of Corporate Benefits and Payroll, and earlier held management positions in audit, financial planning and information technology. Ms. Rose joined the Company in 1969.

        Rande S. Somma, 50, was elected a Corporate Vice President in 1998 and serves as President of the Automotive Systems Group. He previously served as President of automotive operations in North America and has held various senior management positions within the Automotive Systems Group since joining the Company in 1988, including President of Worldwide Marketing and Development.

        Brian J. Stark, 53, was elected a Corporate Vice President in 1995 and serves as President of the Controls Group. Mr. Stark has held a number of senior management positions within the Controls Group since joining the Company in 1972.

        Subhash "Sam" Valanju, 59, was elected a Corporate Vice President in 1999 and has served as Chief Information Officer since joining the Company in 1996.

        Bogoljub "Bob" Velanovich, 65, was elected a Corporate Vice President in 2000. He also serves as Group Vice President - Manufacturing and Engineering Quality and Product Launch Assurance for the Automotive Systems Group. Mr. Velanovich served in several senior management positions within the Automotive Systems Group since joining the Company in 1991.

        Keith E. Wandell, 53, was elected a Corporate Vice President in 1997 and serves as President of battery operations for the Automotive Systems Group. Previously, he served in a number of management positions, most recently as Vice President and General Manager of the Automotive Systems Group's Starting, Lighting and Ignition Division. Mr. Wandell joined the Company in 1988.

        Denise M. Zutz, 51, was elected Vice President, Corporate Communication in 1991. She previously served as Director of Corporate Communication and served in other communication positions since joining the Company in 1973.

There are no family relationships, as defined by the instructions to this item, between the above executive officers.

All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.


PART II

The information required by Part II, Items 5, 6, 7, 7A and 8, are incorporated herein by reference to the Company's 2002 Annual Report to Shareholders as follows:

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS - See price range and dividend information on page 20 of the 2002 Annual Report to Shareholders.

                                                                       Number of Record Holders
                  Title of Class                                       as of November 30, 2002
                  --------------                                       -----------------------
                  Common Stock, $.16-2/3 par value                              57,138

ITEM 6 SELECTED FINANCIAL DATA - See "Five Year Summary" on page 47 of the 2002 Annual Report to Shareholders.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - See pages 20 through 28 of the 2002 Annual Report to Shareholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - See "Risk Management" on pages 26 through 27 of Management's Discussion and Analysis section of the 2002 Annual Report to Shareholders.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - See pages 29 through 45 of the 2002 Annual Report to Shareholders.

ITEM 9   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

PART III

The information required by Part III, Items 10, 11, 12, and 13, are incorporated herein by reference to the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders (2002 Proxy), dated December 10, 2002, as follows:

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Incorporated by reference to sections entitled "Election of Directors," "Board Information," "Board Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2002 Proxy. Required information on executive officers of the Company appears on pages 13-15 of Part I of this report.

ITEM 11 EXECUTIVE COMPENSATION - Incorporated by reference to sections entitled "Executive Compensation," "Compensation Committee Report," "Performance Graph" and "Employment Agreements" of the 2002 Proxy.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Incorporated by reference to the section entitled "Johnson Controls Share Ownership" of the 2002 Proxy.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company's equity compensation plans as of September 30, 2002.

------------------------------- --------------------------- -------------------------- -------------------------------
                                           (a)                         (b)                          (c)
------------------------------- --------------------------- -------------------------- -------------------------------
Plan category                   Number of securities        Weighted average           Number of securities
                                to be issued upon           exercise price of          remaining available for
                                exercise of outstanding     outstanding options,       future issuance under equity
                                options, warrants and       warrants and rights        compensation plans (excluding
                                rights                                                 securities reflected in
                                                                                       column (a))
------------------------------- --------------------------- -------------------------- -------------------------------
Equity compensation plans
approved by security holders            5,376,834                    $59.36                      8,843,329
------------------------------- --------------------------- -------------------------- -------------------------------
Equity compensation plans not
approved by security holders                -                          n/a                          92,000
------------------------------- --------------------------- -------------------------- -------------------------------
Total                                   5,376,834                    $59.36                      8,935,329
------------------------------- --------------------------- -------------------------- -------------------------------

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - None.

ITEM 14  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have been no significant changes in the Company's internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the evaluation.

PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                                         Page in
                                                                                                      Annual Report*
                                                                                                      --------------
(a) The following documents are filed as part of this report:

         (1) Financial Statements

              Consolidated Statement of Income for the years ended
                September 30, 2002, 2001 and 2000 ..............................................          29

              Consolidated Statement of Financial Position at
                September 30, 2002 and 2001......................................................         30

              Consolidated Statement of Cash Flows for the years
                ended September 30, 2002, 2001 and 2000..........................................         31

              Consolidated Statement of Shareholders' Equity for the years
                ended September 30, 2002, 2001 and 2000..........................................         32

              Notes to Consolidated Statements...................................................      33-45

              Report of Independent Accountants..................................................         46


*Incorporated by reference from the indicated pages of the 2002 Annual Report to Shareholders.

                                                                                                      Page in
                                                                                                     Form 10-K
                                                                                                     ----------
         (2) Financial Statement Schedule

              Report of Independent Accountants on Financial Statement Schedule..................         20

              For the years ended September 30, 2002, 2001 and 2000:

                II.  Valuation and Qualifying Accounts...........................................         24

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

         (3) Exhibits

              Reference is made to the separate exhibit index contained on pages 25 through 28 filed herewith.



(b) The following Form 8-K's were filed during the fourth quarter of fiscal 2002 or thereafter through the date of this report:

      (i) A Form 8-K was filed December 4, 2002 to provide financial data supplemental to the fourth quarter and fiscal year-end financial results release on October 23, 2002.
      (ii) A Form 8-K was filed November 21, 2002 reporting that the Company's Board of Directors increased the quarterly cash dividend to $.36 per common share.
      (iii) A Form 8-K was filed November 12, 2002 to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and to provide updated disclosure of the factors that could affect any forward-looking statements made by, or on behalf of, the Company.
      (iv) A Form 8-K was filed November 4, 2002 reporting that the Company completed the acquisition of Varta AG's Automotive Battery Division.
      (v)    A Form 8-K was filed October 24, 2002 to disclose the Company's financial results for the fourth quarter of fiscal 2002.
      (vi)   A Form 8-K was filed October 10, 2002 reporting that the Company expects record sales and earnings for 2003; will expense stock options in 2003; anticipates record results for 2002.
      (vii) A Form 8-K was filed August 9, 2002 reporting that sworn statements pursuant to Securities and Exchange Commission Order No. 4-460 were signed by each Chief Executive Officer, James H. Keyes, and Chief Financial Officer, Stephen A. Roell.
      (viii) A Form 8-K was filed on August 7, 2002 to announce that the Company expects to acquire Varta AG's Automotive Battery Division, a major European automotive battery manufacturer headquartered in Germany.
      (ix) A Form 8-K was filed July 26, 2002 to announce that the Company's Board of Directors elected John M. Barth as Chief Executive Officer effective October 1, 2002.
      (x) A Form 8-K was filed July 19, 2002 to disclose the Company's financial results for the third quarter of fiscal 2002.


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

[PRICEWATERHOUSECOOPERS LOGO]

                                                      PRICEWATERHOUSECOOPERS LLP
                                                      100 East Wisonsin Avenue
                                                      Suite 1500
                                                      Milwaukee  WI 53202
                                                      Telephone (414) 212 1600


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of Johnson Controls, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 21, 2002 appearing in the 2002 Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers  LLP
--------------------------------
PricewaterhouseCoopers  LLP
Milwaukee, Wisconsin
October 21, 2002

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

JOHNSON CONTROLS, INC.


                                               By     /s/ Stephen A. Roell
                                                      --------------------------
                                                      Stephen A. Roell
                                                      Senior Vice President and
                                                      Chief Financial Officer

Date:  December 16, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 16, 2002, by the following persons on behalf of the registrant and in the capacities indicated:


/s/ John M. Barth                              /s/ Stephen A. Roell
---------------------------                    -----------------------------------
John M. Barth                                  Stephen A. Roell
President, Chief Executive Officer             Senior Vice President and
and Director                                   Chief Financial Officer


/s/ R. Bruce McDonald                          /s/ William H. Lacy
---------------------                          -----------------------------------
R. Bruce McDonald                              William H. Lacy
Vice President and                             Director
Corporate Controller


/s/ James H. Keyes                             /s/ Paul A. Brunner
---------------------------                    -----------------------------------
James H. Keyes                                 Paul A. Brunner
Director (Chairman)                            Director


/s/ Jeffrey A. Joerres                         /s/ Robert A. Cornog
---------------------------                    -----------------------------------
Jeffrey A. Joerres                             Robert A. Cornog
Director                                       Director


/s/ Natalie A. Black                           /s/ Richard F. Teerlink
---------------------------                    -----------------------
Natalie A. Black                               Richard F. Teerlink
Director                                       Director

                                 CERTIFICATIONS

I, John M. Barth, President and Chief Executive Officer of Johnson Controls, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Johnson Controls, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

                                           /s/ John M. Barth
                                           -----------------
                                           John M. Barth
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, Stephen A. Roell, Senior Vice President and Chief Financial Officer of Johnson Controls, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Johnson Controls, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
                                                      /s/ Stephen A. Roell
                                                      --------------------
                                                      Stephen A. Roell
                                                      Senior Vice President and
                                                      Chief Financial Officer

                     JOHNSON CONTROLS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)

================================================================================



YEAR ENDED SEPTEMBER 30,                                                              2002              2001              2000
                                                                         ------------------------------------------------------
ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance at beginning of period                                                       $28.1             $31.9             $26.9

Provision charged to costs and expenses                                               20.4               9.9              15.4

Reserve adjustments                                                                   (7.8)             (7.9)             (4.1)

Accounts charged off                                                                  (4.2)             (6.2)             (5.4)

Acquisition of businesses                                                             10.6               2.6               0.1

Currency translation                                                                   0.9              (0.7)             (1.5)

Other                                                                                 (3.2)             (1.5)              0.5
                                                                         ------------------------------------------------------

Balance at end of period                                                             $44.8             $28.1             $31.9
                                                                         ======================================================


DEFERRED TAX ASSETS - VALUATION ALLOWANCE

Balance at beginning of period                                                       $88.7             $61.4             $65.2

Allowance established for new loss carryforwards and tax credits                      58.4              34.3              18.1

Allowance reversed for loss carryforwards utilized                                   (13.8)             (7.0)            (21.9)
                                                                         ------------------------------------------------------

Balance at end of period                                                            $133.3             $88.7             $61.4
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

    3.(ii)        By-laws of Johnson Controls, Inc., as amended March 27,                           29-40
                  2002, filed herewith.

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

    10.E          Johnson Controls, Inc., Deferred Compensation Plan for Certain
                  Directors as amended through October 1, 2001(incorporated by reference to Exhibit 10.E to Johnson Controls, Inc. Annual
                  Report on Form 10-K for the year ended September 30, 2001).

    10.F Johnson Controls, Inc., Executive Incentive Compensation Plan as amended through October 1, 2001 (incorporated by reference to Exhibit 10.F to Johnson Controls, Inc. Annual Report on
                  Form 10-K for the year ended September 30, 2001).

    10.G          Johnson Controls, Inc., Executive Incentive Compensation Plan,
                  Deferred Option, Qualified Plan as amended through October 1,
                  2001 (incorporated by reference to Exhibit 10.G to Johnson
                  Controls, Inc. Annual Report on Form 10-K for the year ended
                  September 30, 2001).

                             JOHNSON CONTROLS, INC.
                                INDEX TO EXHIBITS


EXHIBITS                                 TITLE                                                      PAGE
    10.H          Johnson Controls, Inc., Long-Term Performance Plan as amended through October 1, 2001 (incorporated by reference to Exhibit
                  10.H to Johnson Controls, Inc. Annual Report on Form 10-K for
                  the year ended September 30, 2001).

    10.I Johnson Controls, Inc., Executive Survivor Benefits Plan amended through October 1, 2001 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form
                  10-K for the year ended September 30, 2001).

    10.J Johnson Controls, Inc., Equalization Benefit Plan amended through October 1, 2001 (incorporated by reference to Exhibit
                  10.J to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

    10.K Form of employment agreement, as amended through September 26, 2001, between Johnson Controls, Inc. and all elected officers and key executives (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

    10.L          Form of indemnity agreement, as amended, between Johnson
                  Controls, Inc. and all elected officers, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual
                  Report on Form 10-K for the year ended September 30, 1991).

    10.M Johnson Controls, Inc., Director Share Unit Plan, as amended through October 1, 2001 (incorporated by reference to Exhibit
                  10.M to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

    10.N Johnson Controls, Inc., 2000 Stock Option Plan, as amended through October 1, 2001 (incorporated by reference to Exhibit
                  10.N to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

                             JOHNSON CONTROLS, INC.
                                INDEX TO EXHIBITS


EXHIBITS                                 TITLE                                                      PAGE
    10.O          Johnson Controls, Inc., Restricted Stock Plan, effective
                  October 1, 2001 (incorporated by reference to Exhibit 10.O to
                  Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

    10.P Johnson Controls, Inc., Executive Deferred Compensation Plan, effective October 1, 2001 (incorporated by reference to Exhibit 10.P to Johnson Controls, Inc. Annual Report on Form
                  10-K for the year ended September 30, 2001).

    12            Statement regarding computation of ratio of earnings to fixed
                  charges for the year ended September 30, 2002, filed herewith.                      41

    13            2002 Annual Report to Shareholders (incorporated sections only
                  in electronic filing), filed herewith.                                            42-69

    21            Subsidiaries of the Registrant, filed herewith.                                   70-73

    23            Consent of Independent Accountants dated December 16, 2002,
                  filed herewith.                                                                     74

    99.1          Certification of Periodic Report by the Chief Executive
                  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.                                                                               75

    99.2          Certification of Periodic Report by the Chief Financial
                  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.                                                                               76


*These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc., and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.