Form 10-K/A
period 2002-09-30
JOHNSON CONTROLS INC
filed 2003-01-27
CIK 53669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the Fiscal Year Ended September 30, 2002
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ................ to .................
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

Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
          Title of Each Class                            Which Registered
---------------------------------------           ------------------------------
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

                                             Aggregate Market Value               Number of Shares
                                             of Nonaffiliates' Shares                Outstanding at
     Title of Each Class                     as of November 30, 2002               November 30, 2002
-------------------------------             --------------------------          ---------------------
Common Stock, $.16-2/3 par value                $7,373,713,534                       88,957,818
Series D Convertible Preferred Stock,
 $1.00 par value, $512,000
 liquidation value                                $333,315,113                          201.059

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV incorporate by reference portions of the Annual Report to Shareholders for the year ended September 30, 2002.

Part III incorporates by reference portions of the Proxy Statement dated December 10, 2002.

The undersigned registrant hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed December 16, 2002:

EXPLANATORY STATEMENT

For the purpose of adding information regarding restricted stock grants to the executive officers named in the Summary of Compensation Table of the 2002 Proxy [and revising the matters incorporated by reference], Part III, Item 11 Executive Compensation is hereby restated in its entirety to read as set forth below:

PART III

ITEM 11 EXECUTIVE COMPENSATION

Incorporated by reference to sections entitled "Executive Compensation" and "Employment Agreements" of the 2002 Proxy.

In addition, on January 1, 2002, restricted stock and restricted share unit awards were granted to Messrs. John M. Barth, James H. Keyes, Stephen A. Roell, Giovanni Fiori and Rande S. Somma, who are the executive officers named in the Summary of Compensation Table of the 2002 Proxy, for fiscal year 2002 in the following amounts:

                           Restricted stock and/or
                           restricted share unit
Name                       Value ($)
------------------------------------------------------------
John M. Barth              2,017,500
James H. Keyes             3,228,000
Stephen A. Roell           1,210,500
Giovanni Fiori             1,129,800
Rande S. Somma             1,129,800

Footnote:
The dollar values shown for these shares are based on the closing price of $80.70 per share on the grant date. The shares awarded to these individuals are subject to restriction periods that expire on fifty percent of the shares awarded on January 2, 2004 and fifty percent of the remainder of the shares awarded on January 2, 2006, and the shares are subject to forfeiture until vested. However, earlier vesting may occur due to termination of employment by death or disability, a change in control of the Company, or action by the Compensation Committee. Dividends are paid on shares of restricted stock at the same rate as on unrestricted shares and will be subject to the same terms and conditions (including risk of forfeiture) as the restricted shares to which they relate. As of September 30, 2002, the named executive officers held the following number of shares of restricted stock and/or restricted share units, with the values noted (based on a closing price of $76.82 on September 30, 2002): Mr. Barth -- 25,000 shares ($1,920,500), Mr. Keyes -- 40,000 shares
($3,072,800), Mr. Roell --15,000 shares ($1,152,300), Mr. Fiori --14,000 shares
($1,075,480) and Mr. Somma --14,000 shares ($1,075,480).

There were no restricted stock or restricted share unit awards to such persons during 2000 or 2001.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(3)      Exhibits

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

Date: January 27, 2003

                                 CERTIFICATIONS

I, John M. Barth, President and Chief Executive Officer of Johnson Controls, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Johnson Controls, Inc.;

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

Date: January 27, 2003
                                               /s/ John M. Barth
                                               ------------------------------
                                               John M. Barth
                                               President and Chief Executive
                                               Officer

                                 CERTIFICATIONS

I, Stephen A. Roell, Senior Vice President and Chief Financial Officer of Johnson Controls, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Johnson Controls, Inc.;

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

Date: January 27, 2003
                                               /s/ Stephen A. Roell
                                               --------------------
                                               Stephen A. Roell
                                               Senior Vice President and
                                               Chief Financial Officer