Form 10-Q
period 2002-12-31
JOHNSON CONTROLS INC
filed 2003-02-07
CIK 53669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             ---------------------

                    CLASS                             OUTSTANDING AT DECEMBER 31, 2002
                    -----                             --------------------------------
       Common Stock $.16 2/3 Par Value                           88,987,684

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JOHNSON CONTROLS, INC.

                                    FORM 10-Q

                                DECEMBER 31, 2002


                                  REPORT INDEX

                                                                                            Page No.
                                                                                            --------
     PART I - FINANCIAL INFORMATION:

         Consolidated Statement of Financial Position at December 31, 2002,
           September 30, 2002 and December 31, 2001 ............................................3

         Consolidated Statement of Income for the Three Month
           Periods Ended December 31, 2002 and 2001 ............................................4

         Consolidated Statement of Cash Flows for the Three Month
           Periods Ended December 31, 2002 and 2001 ............................................5

         Notes to Consolidated Financial Statements ............................................6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations ................................................15

         Quantitative and Qualitative Disclosures About Market Risk ...........................19

         Controls and Procedures ..............................................................20


     PART II - OTHER INFORMATION:

         Item 1. Legal Proceedings ............................................................20

         Item 4. Results of Votes of Security Holders .........................................20

         Item 6. Exhibits and Reports on Form 8-K .............................................20


     SIGNATURES ...............................................................................22

     CERTIFICATIONS ........................................................................23-24

PART I. - FINANCIAL INFORMATION


                             JOHNSON CONTROLS, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                            (in millions; unaudited)



                                                                   December 31,           September 30,       December 31,
                                                                       2002                  2002                 2001
                                                                  ----------------     -----------------    -----------------
ASSETS
Cash and cash equivalents                                             $   351.6            $   262.0            $   261.0
Accounts receivable - net                                               3,026.3              3,064.3              2,776.9
Costs and earnings in excess of billings on
  uncompleted contracts                                                   311.7                333.4                264.1
Inventories                                                               781.2                653.6                659.7
Other current assets                                                      680.3                632.9                636.9
                                                                      ---------            ---------            ---------
     Current assets                                                     5,151.1              4,946.2              4,598.6

Property, plant and equipment - net                                     2,613.9              2,445.5              2,446.1
Goodwill - net                                                          2,980.2              2,754.6              2,580.6
Other intangible assets - net                                             271.4                243.5                255.0
Investments in partially-owned affiliates                                 366.0                347.4                318.0
Other noncurrent assets                                                   393.4                428.1                301.5
                                                                      ---------            ---------            ---------
     Total assets                                                     $11,776.0            $11,165.3            $10,499.8
                                                                      =========            =========            =========

LIABILITIES AND EQUITY
Short-term debt                                                       $   615.5            $   105.3            $   354.4
Current portion of long-term debt                                         327.9                 39.9                 45.2
Accounts payable                                                        2,676.3              2,789.1              2,417.4
Accrued compensation and benefits                                         422.0                506.6                363.2
Accrued income taxes                                                      158.0                182.7                124.4
Billings in excess of costs and earnings
  on uncompleted contracts                                                197.0                190.8                165.3
Other current liabilities                                               1,092.3                991.8              1,103.8
                                                                      ---------            ---------            ---------
     Current liabilities                                                5,489.0              4,806.2              4,573.7

Long-term debt                                                          1,526.5              1,826.6              1,927.4
Postretirement health and other benefits                                  166.4                170.5                168.5
Minority interests in equity of subsidiaries                              212.0                189.0                203.1
Other noncurrent liabilities                                              718.4                673.3                571.4
Shareholders' equity                                                    3,663.7              3,499.7              3,055.7
                                                                      ---------            ---------            ---------
     Total liabilities and equity                                     $11,776.0            $11,165.3            $10,499.8
                                                                      =========            =========            =========


    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (in millions, except per share data; unaudited)


                                                                            Three Months
                                                                         Ended December 31,
                                                                -------------------------------------
                                                                      2002                2001
                                                                -----------------   -----------------
Net sales                                                          $   5,183.3          $   4,817.7
Cost of sales                                                          4,433.9              4,141.4
                                                                   -----------          -----------
    Gross profit                                                         749.4                676.3

Selling, general and administrative expenses                             501.5                437.8
                                                                   -----------          -----------
    Operating income                                                     247.9                238.5

Interest income                                                            2.0                  3.2
Interest expense                                                         (29.1)               (32.1)
Equity income                                                              8.3                  4.1
Miscellaneous - net                                                       (2.4)                (3.4)
                                                                   -----------          -----------
    Other income (expense)                                               (21.2)               (28.2)
                                                                   -----------          -----------

Income before income taxes and minority interests                        226.7                210.3

Provision for income taxes                                                70.4                 75.5
Minority interests in net earnings of subsidiaries                        15.9                 14.9
                                                                   -----------          -----------

Net income                                                         $     140.4          $     119.9
                                                                   ===========          ===========

Earnings available for common shareholders                         $     138.7          $     117.8
                                                                   ===========          ===========

Earnings per share
    Basic                                                          $      1.56          $      1.35
                                                                   ===========          ===========
    Diluted                                                        $      1.48          $      1.27
                                                                   ===========          ===========


    The accompanying notes are an integral part of the financial statements.

                             JOHNSON CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions; unaudited)

                                                                                                            Three Months
                                                                                                         Ended December 31,
                                                                                                   -------------------------------
                                                                                                       2002               2001
                                                                                                   -------------     -------------
OPERATING ACTIVITIES
Net income                                                                                           $  140.4        $  119.9

Adjustments to reconcile net income to cash provided by operating activities
      Depreciation                                                                                      129.0           119.9
      Amortization of intangibles                                                                         4.8             4.7
      Equity in earnings of partially-owned affiliates, net of dividends received                        (8.2)           (3.1)
      Minority interests in net earnings of subsidiaries                                                 15.9            14.9
      Deferred income taxes                                                                               3.6            10.3
      Gain on sale of long-term investment                                                              (16.6)            -
      Other                                                                                               5.1            (4.8)
      Changes in working capital, excluding acquisition of businesses
         Receivables                                                                                    249.8            73.4
         Inventories                                                                                    (10.1)           12.1
         Other current assets                                                                           (32.3)           32.9
         Accounts payable and accrued liabilities                                                      (442.6)         (290.2)
         Accrued income taxes                                                                           (28.5)          (16.6)
         Billings in excess of costs and earnings on uncompleted contracts                                3.8             2.8
                                                                                                     --------        --------
           Cash provided by operating activities                                                         14.1            76.2
                                                                                                     --------        --------

INVESTING ACTIVITIES
Capital expenditures                                                                                   (106.6)          (94.0)
Sale of property, plant and equipment                                                                     6.0             8.0
Acquisition of businesses, net of cash acquired                                                        (218.9)         (592.0)
Proceeds from sale of long-term investment                                                               38.2             -
Changes in long-term investments - net                                                                   (2.2)           (9.3)
                                                                                                     --------        --------
           Cash used by investing activities                                                           (283.5)         (687.3)
                                                                                                     --------        --------

FINANCING ACTIVITIES
Increase (decrease) in short-term debt - net                                                            509.6           (48.0)
Increase in long-term debt                                                                                -             600.5
Repayment of long-term debt                                                                            (150.3)          (43.7)
Payment of cash dividends                                                                                (5.2)            -
Other                                                                                                     4.9           (11.3)
                                                                                                     --------        --------
           Cash provided by financing activities                                                        359.0           497.5
                                                                                                     --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     $   89.6        $ (113.6)
                                                                                                     ========        ========


    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.     FINANCIAL STATEMENTS

       In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 2002. The September 30, 2002 Consolidated Statement of Financial Position is derived from the audited financial statements. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results which may be expected for the Company's 2003 fiscal year because of seasonal and other factors. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.     STOCK-BASED COMPENSATION

       Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standards
       (SFAS) No. 123, "Accounting for Stock-Based Compensation" and adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123." In accordance with SFAS No. 123, the Company has adopted the fair value recognition provisions on a prospective basis and accordingly, the expense recognized in the three-month period ended December 31, 2002 represents a pro rata portion of the 2003 grant (granted November 20, 2002) which is earned over a three-year vesting period.

       The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:


                                                                                     Three Months
                                                                                  Ended December 31,
                                                                             -----------------------------
       (in millions)                                                           2002                2001
                                                                             ----------         ----------
       Net income, as reported                                               $   140.4           $   119.9
       Add: Stock-based employee compensation
         expense included in reported net income, net of related tax
         effects                                                                   0.5                 -
       Deduct: Total stock-based employee compensation
         expense determined under fair value based method for all awards,
         net of related tax effects                                               (3.4)               (3.0)
                                                                             ---------           ---------

       Pro forma net income                                                  $   137.5           $   116.9
                                                                             =========           =========
       Earnings per share:
          Basic - as reported                                                $     1.56          $     1.35
                                                                             ==========          ==========
          Basic - pro forma                                                  $     1.53          $     1.31
                                                                             ==========          ==========

          Diluted - as reported                                              $     1.48          $     1.27
                                                                             ==========          ==========
          Diluted - pro forma                                                $     1.45          $     1.24
                                                                             ==========          ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


3.     EARNINGS PER SHARE


       The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

                                                                    Three Months
                                                                 Ended December 31,
                                                              -------------------------
       (in millions)                                              2002         2001
                                                              ------------  ----------
          INCOME AVAILABLE TO COMMON SHAREHOLDERS
          Net income                                              $140.4      $119.9
            Preferred stock dividends, net of tax benefit           (1.7)       (2.1)
                                                                  ------      ------

          Basic income available to common shareholders           $138.7      $117.8
                                                                  ======      ======

          Net income                                              $140.4      $119.9

          Effect of dilutive securities:
            Preferred stock dividends, net of tax benefit, and
            compensation expense, net of tax benefit, arising
            from assumed conversion of preferred stock              (0.5)       (0.7)
                                                                  ------      ------

          Diluted income available to common shareholders         $139.9      $119.2
                                                                  ======      ======

          WEIGHTED AVERAGE SHARES OUTSTANDING
          Basic weighted average shares outstanding                 88.9        87.6

          Effect of dilutive securities:
            Stock options                                            1.5         1.6
            Convertible preferred stock                              4.0         4.8
                                                                  ------      ------

          Diluted weighted average shares outstanding               94.4        94.0
                                                                  ======      ======

4.     CASH FLOW

       For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

5.     ACQUISITION OF BUSINESSES

       On October 31, 2002, the Company acquired Varta AG's Automotive Battery Division, a major European automotive battery manufacturer headquartered in Germany. The Varta Automotive Battery Division (Varta) consists of VARTA Automotive GmbH and the 80% majority ownership in VB Autobatterie GmbH. Management believes the acquisition gives the Company a leading market position in Europe. The purchase price of approximately $375 million, subject to final negotiations, includes the assumption of debt and was financed with short-term debt. The Company is obtaining independent appraisals and other valuation studies to allocate the purchase price to the acquired net assets. Goodwill of $170.9 million has been assigned to the Automotive Systems Group and may be adjusted as appraisals and other valuation studies are completed. The Company expects that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



       allocation of the purchase price will be completed by the end of the fiscal year. Pro forma information to reflect this acquisition has not been disclosed as the impact on net income is not material.

       Effective October 1, 2001, the Company completed the acquisitions of the automotive electronics business of France-based Sagem SA (Sagem) and the German automotive battery manufacturer Hoppecke Automotive GmbH & Co. KG (Hoppecke). As part of these acquisitions, restructuring reserves of approximately $20 million were established, primarily for expected employee severance. Three plants and facilities have been or will be closed or sold with expected workforce reductions of approximately 430 employees. Through December 31, 2002, approximately $3 million of employee severance costs associated with the restructuring plans were incurred or paid, and approximately 170 employees have been separated from the Company. The reserve balance at December 31, 2002 was approximately $17 million, and the remaining restructuring activities are expected to be completed by the end of the fiscal year.

       Effective September 1, 2000, the Company completed the acquisition of approximately 90% of the outstanding shares of Ikeda Bussan Co. Ltd. (Ikeda), a Japanese supplier of automotive seating. A share exchange to acquire the remaining shares of Ikeda was completed in the first quarter of fiscal 2002. As part of this acquisition, a restructuring reserve of approximately $54 million was recorded. The reserve was established for expected employee severance costs as the Company eliminates certain non-core activities to focus on Ikeda's principal seating and interiors businesses. Seven plants and facilities have been or will be closed as part of the restructuring plan, with resulting workforce reductions of approximately 1,000 employees. Through December 31, 2002, approximately $23 million of employee severance costs associated with the restructuring plan were paid or incurred, and approximately 510 employees separated from the Company. In fiscal 2002, the Company recorded an adjustment to the restructuring reserve of approximately $10 million, which resulted in a decrease to the goodwill assigned to the Automotive Systems Group of approximately $6 million. The reserve balance at December 31, 2002 totaling approximately $21 million represents remaining severance payments to be made in accordance with underlying agreements.

6.     SALE OF A LONG-TERM INVESTMENT

       In the three-month period ended December 31, 2002, the Company recorded a gain of approximately $17 million related to the conversion and subsequent sale of its investment in shares of Donnelly Corporation which was merged with Magna International, effective October 1, 2002. Prior to the sale, the investment was classified as an available-for-sale security in the Consolidated Statement of Financial Position at fair value. Changes in the fair market value were recorded in the other comprehensive income component of shareholders' equity. As a result of the merger, the Company's shares in Donnelly Corporation were converted into shares of Magna International and the unrealized gain on the investment was recognized in the Consolidated Statement of Income. The Company sold the shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



       in Magna International in the first quarter of fiscal 2003 and received proceeds of approximately $38 million.

7.     GOODWILL

       The changes in the carrying amount of goodwill for the year ended September 30, 2002 and for the three months ended December 31, 2002 are as follows:

                                                    Automotive          Controls
       (in millions)                               Systems Group         Group             Total
                                                  ----------------  ----------------- -----------------
       Balance as of September 30, 2002                   $2,340.5             $414.1          $2,754.6
       Goodwill from a business acquisition                  170.9                  -             170.9
       Currency translation                                   43.5                5.2              48.7
       Other                                                     -                6.0               6.0
                                                  ----------------  ----------------- -----------------
       Balance as of December 31, 2002                    $2,554.9             $425.3          $2,980.2
                                                  ================  ================= =================

       See Note 5 for discussion of goodwill from a business acquisition during fiscal year 2003.

8.     GUARANTEES

       In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued, including a reconciliation of the changes in the entity's product warranty liabilities (see Note 9) during the reporting period. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

       At December 31, 2002, the Company had guaranteed certain financial liabilities, the majority of which relate to debt and lease obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt or lease, which ranges from one to two years. Payment by the Company would be required upon default by the unconsolidated affiliate. The maximum potential amount of future payments which the Company could be required to make under these guarantees at December 31, 2002 is $31 million. Additionally, the Company had guaranteed the residual values of the Company's synthetic leases associated with the financing of its aircraft. The guarantees extend through the maturity of each respective underlying lease, the earliest of which is September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



       the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values not to exceed $60 million in aggregate.

9.     PRODUCT WARRANTIES

       The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. The majority of the Company's product warranties are customer specific. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company's warranty provisions are adjusted as necessary. While the Company's warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates.

       The changes in the carrying amount of the Company's total product warranty liability for the three months ended December 31, 2002 were as follows:

       (in millions)
       Balance at September 30, 2002                                    $  57.9
       Accruals for warranties issued during the period                     7.3
       Accruals from business acquisition                                   4.5
       Accruals related to pre-existing warranties                         (0.7)
       (including changes in estimates)
       Settlements made (in cash or in kind) during the period             (4.4)
       Currency translation                                                 0.2
                                                                        -------
       Balance at December 31, 2002                                     $  64.8
                                                                        =======

10.    INVENTORIES

       Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The overall increase in the current quarter is partially due to the inclusion of Varta at December 31, 2002 (see Note 5). Inventories were comprised of the following:

                                              December 31,        September 30,       December 31,
       (in millions)                             2002                2002                 2001
                                            ----------------    -----------------    ---------------
       Raw materials and supplies                     $402.1               $361.2            $ 368.0
       Work-in-process                                 105.5                 80.4              104.4
       Finished goods                                  303.7                242.5              222.6
                                            ----------------    -----------------    ---------------
       FIFO inventories                                811.3                684.1              695.0
       LIFO reserve                                    (30.1)               (30.5)             (35.3)
                                            ----------------    -----------------    ---------------
       Inventories                                    $781.2               $653.6            $ 659.7
                                            ================    =================    ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



11.    COMPREHENSIVE INCOME

       Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including foreign currency translation, unrealized gains and losses on equity securities, realized and unrealized gains and losses on derivatives and minimum pension liability adjustments. Comprehensive income for the three months ended December 31, 2002 and 2001 was approximately $178 million and $77 million, respectively. The difference between comprehensive income and net income for the periods presented principally represents foreign currency translation adjustments (CTA). Specifically, in the current quarter CTA resulted in $45 million of comprehensive income versus a $46 million loss in the prior year period. Partially offsetting this income in the current quarter was $11 million related to the realization of a gain resulting from the Company's investment in Donnelly Corporation, which was acquired by Magna International on October 1, 2002 (see Note 6).

       The Company has foreign-denominated long-term debt and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred in the accumulated other comprehensive income (loss) account within shareholders' equity. A net loss of approximately $11 million and a net gain of approximately $16 million were recorded for the three-month periods ending December 31, 2002 and 2001, respectively.

12.    FUTURE ACCOUNTING CHANGES

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, costs associated with an exit or disposal activity should be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement will be adopted by the Company for exit or disposal activities initiated after December 31, 2002. The Company does not expect that this statement will have a significant impact on its financial position, result of operations or cash flows.

       In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company is currently evaluating the impact of EITF 00-21 on its financial position, results of operations and cash flows.

       In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


       "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. It is reasonably possible that upon adoption of FIN 46, certain variable interest entities could be required to be included in the Company's Consolidated Financial Statements. The Company is party to a variable interest entity related to the Company's synthetic lease contracts associated with the financing of the Company's aircraft. The Company believes the estimated fair market value of the underlying assets is no less than the remaining lease obligations totaling approximately $80 million at December 31, 2002. Additionally, the Company has a variable interest in a partially-owned automotive entity, currently accounted for under the equity method, for which the Company had guaranteed debt obligations totaling $14 million at December 31, 2002.

13.    SEGMENT INFORMATION

       The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. Financial information relating to the Company's reportable segments was as follows:

                                                             Three Months
                                                          Ended December 31,
                                                      -----------------------------
       (in millions)                                     2002             2001
                                                      -------------    ------------

       Sales
       Automotive Systems Group                         $3,941.4         $3,656.2
       Controls Group                                    1,241.9          1,161.5
                                                        --------         --------
       Total                                            $5,183.3         $4,817.7
                                                        ========         ========

       Operating Income
       Automotive Systems Group                         $  196.1         $  190.7
       Controls Group                                       51.8             47.8
                                                        --------         --------
       Total                                            $  247.9         $  238.5
                                                        ========         ========

       Total assets of the Automotive Systems Group increased by approximately $700 million in the current quarter to $9.2 billion primarily due to the acquisition of Varta (see Note 5).

14.    INCOME TAXES

       The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

       most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year. In the first quarter of the current year, the Company's estimated annual effective income tax rate was reduced to 31.0% from 35.9% in the first quarter of fiscal 2002. The decline is a result of the Company's current year implementation of various global tax planning initiatives.

15.    CONTINGENCIES

       The Company is involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the liability related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

       In March 2002, an unfavorable verdict was rendered in a lawsuit involving a Mexican lead supplier. After a jury trial, a Texas trial court entered judgment against the Company in this matter and awarded damages to the plaintiff in the amount of approximately $22 million, plus interest and attorney fees. The Company and its legal counsel believe that the verdict against the Company in the trial court was incorrect and that it will be reversed on appeal. While it is not possible to ascertain the ultimate legal and financial liability with respect to this lawsuit, the company believes that the amount of such liability, if any, in excess of amounts provided, will not have a material impact on the Company's financial position, results of operations or cash flows.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Johnson Controls, Inc.

We have reviewed the accompanying consolidated statement of financial position of Johnson Controls, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and cash flows for each of the three-month periods ended December 31, 2002 and 2001. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position as of September 30, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated October 21, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2002, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 7, 2003

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

The Company achieved record consolidated net sales of $5.2 billion in the first quarter of fiscal 2003, a rise of 8% over the prior year's $4.8 billion. The increase is attributable to growth at both of the Company's operating segments in the first quarter.

Sales from the Automotive Systems Group were up 8% in the first quarter to $3.9 billion compared to $3.7 billion for the same period of fiscal 2002. The segment's North American sales were approximately level with the prior year. Stronger demand from the segment's automotive battery customers was offset by the comparative effect of a seating joint venture that was deconsolidated in the third quarter of the prior year. European sales rose 25%, primarily due to the effects of favorable currency translation and the acquisition of Varta effective October 31, 2002 (see Note 5 to the Consolidated Financial Statements). Excluding the positive effects of currency translation and the acquisition of Varta, European sales in the quarter were 3% above the prior year, attributable to volume increases associated with new and existing interior systems programs. Automotive segment sales in the Asian and South American markets, which represent less than 10% of total segment sales, were comparable with the prior year.

Controls Group sales were $1.2 billion in the first quarter, 7% higher than the prior year period. North American sales grew 6% reflecting higher volumes of installed control systems for the new construction market and increased technical and facility management services. European sales were 11% above the prior year period primarily resulting from the positive effects of currency translation and higher volumes. First quarter sales in Asia, which represent less than 10% of segment revenue, increased 6% compared with the prior year period, a result of higher technical and facility management services.

Orders for control systems and technical services in the quarter exceeded the prior year level, primarily in North America and Europe. Specifically, North American orders for technical services and control systems in the education and federal government sectors of the existing buildings market were above the prior year. In Europe, orders for retrofit controls contracts were significantly above the prior year level, despite the weakness in the European construction market (see "Backlog").

Consolidated operating income for the first quarter of fiscal 2003 was $248 million, 4% above the prior year's $239 million. Both of the Company's operating segments reported higher operating earnings in the current quarter.

Automotive Systems Group operating income in the first quarter was $196 million, a 3% increase over the prior year period. Strong operating performance in North America and the addition of Varta increased gross profit. These positives were partially offset by lower gross margins as a percentage of sales in Europe resulting from additional new program launch costs incurred in the current period. The segment's operating income was also impacted by higher selling, general and administrative (SG&A) expenses as a percentage of sales in the first quarter of fiscal 2003 due to the effects of foreign currency translation, higher healthcare, pension and insurance costs and the increase in European interiors engineering expenses associated with new vehicle programs.

Controls Group operating income in the first quarter of fiscal 2003 was $52 million, an 8% increase over the prior year quarter. Improved operating results were achieved worldwide. Increased volumes in North America and Europe led to improved gross profit percentages in those areas. Lower SG&A expenses as a percentage of sales also contributed to the increase in earnings.

Management expects full year Automotive Systems Group sales to exceed the prior year by 5-10%, assuming the North American light vehicle production declines slightly from 16.3 million vehicles in fiscal 2002 and that European automotive industry production increases slightly. Segment sales are projected to benefit from new automotive interiors programs in North America and Europe, the recent acquisition of Varta and continued growth in domestic automotive battery sales. Management expects Automotive Systems Group operating margin in fiscal 2003 to approximate the 2002 level of 5.7%. Operating improvements are expected to be offset by higher launch costs and higher SG&A expenses reflecting increased healthcare, pension and insurance costs.

Management anticipates full year Controls Group sales to increase approximately 5% over the prior year. The segment increase is anticipated to be driven by higher sales of integrated control systems and technical services. Controls Group operating margin is projected to increase slightly from the 5.1% level in fiscal 2002.

Net interest expense in the current quarter was down $2 million from the prior year period, a result of the current period's lower interest rates and lower average debt levels. First quarter equity income of $8 million was $4 million over the prior period, primarily attributable to the improvement in earnings at certain Automotive Systems Group joint ventures in China, as well as in North America and Europe. Miscellaneous - net expense for the three months ended December 31, 2002 included a gain of approximately $17 million related to the conversion and subsequent disposition of the Company's investment in Donnelly Corporation, which was acquired by Magna International in October 2002 (see Note 6 to the Consolidated Financial Statements). In addition, non-operating legal and environmental provisions were increased in the current quarter.

The Company's effective income tax rate for the three-month period ended December 31, 2002 declined to 31.0% from 35.9% for the same period last year, reflecting the Company's current year implementation of various global tax planning initiatives.

Minority interests in net earnings of subsidiaries of $16 million was $1 million more than the comparable amount for the prior year. The increase primarily relates to the addition of the 80% majority ownership of VB Autobatterie GmbH and higher earnings at certain Automotive Systems Group joint ventures in North America.

The Company's first quarter net income of $140 million rose 17% over the prior year period's net income of $120 million. These strong results were primarily generated through higher operating income, reduced net interest expense, increased equity income and a lower effective income tax rate. Diluted earnings per share for the current quarter were $1.48, compared with $1.27 in the prior year.

COMPARISON OF FINANCIAL CONDITION

Working Capital and Cash Flow

The Company's working capital was a negative $338 million at December 31, 2002, down $478 million and $363 million compared with working capital at September 30, 2002 and December 31, 2001, respectively. The decreases from the comparable periods largely reflect the increase in short-term debt and the current portion of long-term debt at December 31, 2002. The higher short-term debt is due to the financing of the Varta acquisition and the timing of cash receipts and payments at the calendar year end. The increase in the current portion of long-term debt reflects the Company's $250 million variable rate note, due in November 2003. The Company expects short-term debt, in aggregate, to decline over the remainder of its fiscal year. Working capital, excluding cash and debt, of $254 million was $231 million higher than at fiscal year end and $90 million higher than one year ago. These increases relate to the higher working capital associated with the Varta acquisition.

Cash provided by operating activities was $14 million in the first quarter of the current year, down approximately $60 million from the prior year period on a comparable basis. The decrease was primarily the result of lower accounts receivable which was more than offset by lower accounts payable and accrued liabilities and higher other current assets as adjusted for currency translation and the current year Varta acquisition.

Capital Expenditures

Current quarter capital spending for property, plant and equipment was $107 million compared to $94 million in the prior year's first quarter. The majority of the spending was attributable to the Automotive Systems Group. Management expects fiscal 2003 capital expenditures to approximate $550 to $600 million, primarily related to new products, customer programs, product lines worldwide and cost reduction projects at the Automotive Systems Group. Controls Group expenditures are expected to be focused on information and building systems technology.

Goodwill

Goodwill at December 31, 2002 was $226 million higher than goodwill at September 30, 2002 and $400 million higher than the balance one year ago. In the current quarter, $170.9 million of goodwill associated with the acquisition of Varta was recorded. The remainder of the quarter increase is primarily attributable to the effects of currency translation (see Note 7 to the Consolidated Financial Statements). The year-over-year increase also includes goodwill recorded in the purchase of the remaining interest in Yokogawa Johnson Corporation in the third quarter of fiscal 2002 and the effects from currency translation.

Capitalization

Total capitalization of $6.1 billion at December 31, 2002 included short-term debt of $616 million, long-term debt (including the current portion) of $1.9 billion and shareholders' equity of $3.7 billion. The Company's total capitalization at September 30, 2002 and December 31, 2001 was $5.5 billion and $5.4 billion, respectively. Total debt as a percentage of total capitalization at December 31, 2002 was 40%, compared with 36% at fiscal year-end and 43% one year ago. The current quarter's increase in the ratio of debt to total capitalization reflects the additional short-term debt incurred and assumed in financing the acquisition of Varta.

The Company believes its capital resources and liquidity position at December 31, 2002 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any acquisitions in fiscal 2003 will continue to be funded from operations, supplemented by long- and short-term borrowings, if required.

BACKLOG

The Company's backlog relates to the Controls Group's installed control systems operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At December 31, 2002, the unearned backlog of installed control systems contracts (excluding service and integrated facility management) to be executed within the next year was $1.65 billion, 6% above the one year ago amount of $1.56 billion. The increase reflects new order growth for retrofit controls contracts in Europe partially offset by a decline in orders from Japan due to that region's weak construction market. Orders for installed control systems in North America were strongest from the healthcare and federal government sectors in the new construction market and the education and federal government sectors of the existing buildings market.

FUTURE ACCOUNTING CHANGES

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, costs associated with an exit or disposal activity should be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement will be adopted by the Company for exit or disposal activities initiated after December 31, 2002. The Company does not expect that this statement will have a significant impact on its financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company is currently evaluating the impact of EITF 00-21 on its financial position, results of operations and cash flows.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities.

FIN 46 explains the concept of a variable interest entity and requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. It is reasonably possible that upon adoption of FIN 46, certain variable interest entities could be required to be included in the Company's Consolidated Financial Statements. The Company is party to a variable interest entity related to the Company's synthetic lease contracts associated with the financing of the Company's aircraft. The Company believes the estimated fair market value of the underlying assets is no less than the remaining lease obligations totaling approximately $80 million at December 31, 2002. Additionally, the Company has a variable interest in a partially-owned automotive entity, currently accounted for under the equity method, for which the Company had guaranteed debt obligations totaling $14 million at December 31, 2002.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks and may include words such as "believes," "expects," "anticipates," "projects" or similar expressions. For those statements, the Company cautions that numerous important factors, including industry vehicle production levels, U.S. dollar exchange rates and those discussed elsewhere in this document and in the Company's Form 8-K filing (dated November 12, 2002), could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company adjusts its portfolio of financial instruments used to manage foreign exchange exposure over time as its known exposures change. At September 30, 2002, a sensitivity analysis of the Company's exposure to changes in foreign currencies indicated that a 10% appreciation or depreciation of the currencies being hedged would result in a hypothetical gain or loss, respectively, of $123 million. The Company's policy prohibits the trading of financial instruments solely for profit. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying payables, receivables and net investments in foreign subsidiaries that are being hedged.

A similar analysis at December 31, 2002 indicates that a 10% appreciation or depreciation would result in a hypothetical gain or loss, respectively, of $160 million. The change from September 30, 2002 is primarily related to additional foreign currency hedges associated with the Company's acquisition of Varta.

There were no other changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report to Shareholders for the year ended September 30, 2002.

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

ITEM 4.    RESULTS OF VOTES OF SECURITY HOLDERS

The registrant held its Annual Meeting of Shareholders on January 22, 2003. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (Dennis W. Archer, John M. Barth, Paul A. Brunner and Southwood J. Morcott) were elected. Of the 76,401,500 shares voted, at least 71,557,691 shares granted authority to vote for these directors and no more than 4,843,809 shares withheld such authority.

The retention of PricewaterhouseCoopers LLP as auditors was approved by the shareholders with 72,553,890 shares voted for such appointment, 3,209,707 shares voted against and 637,903 abstained.

The proposal to issue a sustainability report was rejected by the shareholders with 56,961,270 shares voted against approval, 6,324,216 shares voted for approval, 3,741,159 shares abstained and a broker non-vote of 9,374,855 shares.

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

                     99.1 Registrant's Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     99.2 Registrant's Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) The following Form 8-K's were filed from the date of the Company's Annual Report on Form 10-K, filed December 16, 2002, or thereafter through the date of this report:

                     (i) The Company filed a Form 8-K on January 17, 2003 to disclose the Company's financial results for the first quarter of fiscal 2003.

                     (ii) A Form 8-K was filed January 9, 2003 reporting that the Company confirmed its outlook for record results for fiscal 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JOHNSON CONTROLS, INC.




Date:  February 7, 2003                 By:  /s/ Stephen A. Roell
                                             -----------------------
                                             Stephen A. Roell
                                             Senior Vice President and
                                             Chief Financial Officer

                                 CERTIFICATIONS

I, John M. Barth, President and Chief Executive Officer of Johnson Controls, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Johnson Controls, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

                                                  /s/ John M. Barth
                                                  ------------------
                                                  John M. Barth
                                                  President and Chief Executive
                                                  Officer

                                 CERTIFICATIONS

I, Stephen A. Roell, Senior Vice President and Chief Financial Officer of Johnson Controls, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Johnson Controls, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003
                                                     /s/ Stephen A. Roell
                                                     -------------------------
                                                     Stephen A. Roell
                                                     Senior Vice President and
                                                     Chief Financial Officer