Form 10-Q
period 2003-03-31
JOHNSON CONTROLS INC
filed 2003-05-08
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

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

Yes	X	No	____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     X       No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003

Common Stock $.16 2/3 Par Value	89,162,779

PART I. — FINANCIAL INFORMATION
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Results of Votes of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EX-12 Computation of Ratio of Earnings to Charges
EX-99.1 Certification of CEO Pursuant to Sec. 906
EX-99.2 Certification of CFO Pursuant to Sec. 906

JOHNSON CONTROLS, INC.

FORM 10-Q

March 31, 2003

REPORT INDEX

PART I. — FINANCIAL INFORMATION

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	March 31,	September 30,	March 31,
	2003	2002	2002

ASSETS
Cash and cash equivalents	$278.1	$262.0	$216.1
Accounts receivable — net	3,193.7	3,064.3	2,782.6
Costs and earnings in excess of billings on uncompleted contracts	279.6	333.4	332.3
Inventories	804.7	653.6	634.5
Other current assets	688.1	632.9	633.9

Current assets	5,244.2	4,946.2	4,599.4
Property, plant and equipment — net	2,633.7	2,445.5	2,407.2
Goodwill — net	3,042.2	2,754.6	2,518.7
Other intangible assets — net	287.3	243.5	243.3
Investments in partially-owned affiliates	395.0	347.4	324.9
Other noncurrent assets	427.5	428.1	298.5

Total assets	$12,029.9	$11,165.3	$10,392.0

LIABILITIES AND EQUITY
Short-term debt	$513.1	$105.3	$202.6
Current portion of long-term debt	327.7	39.9	47.1
Accounts payable	2,935.3	2,789.1	2,491.2
Accrued compensation and benefits	450.1	506.6	412.0
Accrued income taxes	99.4	182.7	107.6
Billings in excess of costs and earnings on uncompleted contracts	207.3	190.8	197.8
Other current liabilities	997.0	991.8	972.8

Current liabilities	5,529.9	4,806.2	4,431.1
Long-term debt	1,525.8	1,826.6	1,908.7
Postretirement health and other benefits	165.9	170.5	164.7
Minority interests in equity of subsidiaries	215.2	189.0	201.6
Other noncurrent liabilities	787.0	673.3	551.6
Shareholders’ equity	3,806.1	3,499.7	3,134.3

Total liabilities and equity	$12,029.9	$11,165.3	$10,392.0

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

Net sales
Products and systems*	$4,647.9	$4,056.8	$9,063.8	$8,167.3
Services*	855.2	753.7	1,622.6	1,460.9

	5,503.1	4,810.5	10,686.4	9,628.2
Cost of sales
Products and systems	4,016.0	3,523.6	7,806.3	7,068.3
Services	724.9	642.8	1,368.5	1,239.5

	4,740.9	4,166.4	9,174.8	8,307.8

Gross profit	762.2	644.1	1,511.6	1,320.4
Selling, general and administrative expenses	524.9	425.4	1,026.4	863.2

Operating income	237.3	218.7	485.2	457.2
Interest income	2.2	2.8	4.2	6.0
Interest expense	(29.5)	(30.0)	(58.6)	(62.1)
Equity income	14.6	10.3	22.9	14.4
Miscellaneous — net	(15.1)	(11.8)	(17.5)	(15.2)

Other income (expense)	(27.8)	(28.7)	(49.0)	(56.9)

Income before income taxes and minority interests	209.5	190.0	436.2	400.3
Provision for income taxes	64.8	63.8	135.2	139.3
Minority interests in net earnings of subsidiaries	12.5	11.4	28.4	26.3

Net income	$132.2	$114.8	$272.6	$234.7

Earnings available for common shareholders	$130.3	$112.9	$268.9	$230.7

Earnings per share
Basic	$1.46	$1.27	$3.02	$2.62

Diluted	$1.40	$1.21	$2.88	$2.48

*	Products and systems consist of automotive group products and systems and controls group installed systems. Services are controls group technical and facility management services.

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Six Months
	Ended March 31,

	2003	2002

Operating Activities
Net income	$272.6	$234.7
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	259.9	241.3
Amortization of intangibles	10.3	9.7
Equity in earnings of partially-owned affiliates, net of dividends received	(19.8)	(13.4)
Minority interests in net earnings of subsidiaries	28.4	26.3
Deferred income taxes	5.7	25.1
Gain on sale of long-term investment	(16.6)	—
Other	(49.4)	(24.4)
Changes in working capital, excluding acquisition of businesses
Receivables	176.1	(78.8)
Inventories	(18.5)	15.1
Other current assets	(60.1)	25.4
Accounts payable and accrued liabilities	(271.9)	(142.4)
Accrued income taxes	(87.0)	(32.0)
Billings in excess of costs and earnings on uncompleted contracts	12.7	36.8

Cash provided by operating activities	242.4	323.4

Investing Activities
Capital expenditures	(240.7)	(227.5)
Sale of property, plant and equipment	10.5	26.5
Acquisition of businesses, net of cash acquired	(230.7)	(580.8)
Proceeds from sale of long-term investment	38.2	—
Changes in long-term investments — net	(1.4)	(17.5)

Cash used by investing activities	(424.1)	(799.3)

Financing Activities
Increase (decrease) in short-term debt — net	411.6	(181.1)
Increase in long-term debt	0.1	605.7
Repayment of long-term debt	(165.5)	(49.8)
Payment of cash dividends	(68.0)	(62.7)
Other	19.6	5.3

Cash provided by financing activities	197.8	317.4

Increase (decrease) in cash and cash equivalents	$16.1	$(158.5)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report to Shareholders for the year ended September 30, 2002. The September 30, 2002 Consolidated Statement of Financial Position is derived from the audited financial statements. The results of operations for the three- and six-month periods ended March 31, 2003 are not necessarily indicative of the results which may be expected for the Company’s 2003 fiscal year because of seasonal and other factors. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Stock-Based Compensation

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123.” In accordance with SFAS No. 123, the Company has adopted the fair value recognition provisions on a prospective basis and accordingly, the expense recognized in the three- and six-month periods ended March 31, 2003 represents a pro rata portion of the 2003 grant (granted November 20, 2002) which is earned over a three-year vesting period.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002
(in millions)
Net income — as reported	$132.2	$114.8	$272.6	$234.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.7	—	2.2	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.9)	(3.1)	(7.3)	(6.1)

Pro forma net income	$130.0	$111.7	$267.5	$228.6

Earnings per share:
Basic — as reported	$1.46	$1.27	$3.02	$2.62

Basic — pro forma	$1.43	$1.24	$2.96	$2.55

Diluted — as reported	$1.40	$1.21	$2.88	$2.48

Diluted — pro forma	$1.38	$1.18	$2.83	$2.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002
(in millions)
Income Available to Common Shareholders
Net income	$132.2	$114.8	$272.6	$234.7
Preferred stock dividends, net of tax benefit	(1.9)	(1.9)	(3.7)	(4.0)

Basic income available to common shareholders	$130.3	$112.9	$268.9	$230.7

Net income	$132.2	$114.8	$272.6	$234.7
Effect of dilutive securities:
Compensation expense, net of tax benefit, arising from assumed conversion of preferred stock	(0.5)	(0.8)	(1.0)	(1.5)

Diluted income available to common shareholders	$131.7	$114.0	$271.6	$233.2

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	89.1	88.4	89.0	88.0
Effect of dilutive securities:
Stock options	1.4	1.8	1.4	1.7
Convertible preferred stock	3.9	4.2	3.9	4.2

Diluted weighted average shares outstanding	94.4	94.4	94.3	93.9

4.	Cash Flow

For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

5.	Acquisition of Businesses

On October 31, 2002, the Company acquired VARTA AG’s Automotive Battery Division, a major European automotive battery manufacturer headquartered in Germany. The Varta Automotive Battery Division (Varta) consists of VARTA Automotive GmbH and the 80% majority ownership in VB Autobatterie GmbH. Management believes the acquisition gives the Company a leading market position in Europe. The purchase price of approximately $375 million, subject to final negotiations, includes the assumption of debt and was financed with short-term debt. The Company is obtaining independent appraisals and other valuation studies to allocate the purchase price to the acquired net assets. Goodwill of $170.9 million has been assigned to the Automotive Systems Group and may be adjusted as appraisals and other valuation studies are completed. The Company expects that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

allocation of the purchase price will be completed by the end of the fiscal year. Varta’s results have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information to reflect this acquisition has not been disclosed as the impact on net income is not material.

Effective October 1, 2001, the Company completed the acquisitions of the automotive electronics business of France-based Sagem SA (Sagem) and the German automotive battery manufacturer Hoppecke Automotive GmbH & Co. KG (Hoppecke). As part of these acquisitions, restructuring reserves of approximately $20 million were established, primarily for expected employee severance. Three plants and facilities have been or will be closed or sold with expected workforce reductions of approximately 430 employees. Through March 31, 2003, approximately $3 million of employee severance costs associated with the restructuring plans were incurred or paid, and approximately 170 employees have been separated from the Company. The reserve balance at March 31, 2003 was approximately $17 million. The remaining restructuring activities are associated with Hoppecke and are expected to be substantially complete by the end of the fiscal year.

Effective September 1, 2000, the Company completed the acquisition of approximately 90% of the outstanding shares of Ikeda Bussan Co. Ltd. (Ikeda), a Japanese supplier of automotive seating. A share exchange to acquire the remaining shares of Ikeda was completed in the first quarter of fiscal 2002. As part of this acquisition, a restructuring reserve of approximately $54 million was recorded. The reserve was established for expected employee severance costs as the Company eliminates certain non-core activities to focus on Ikeda’s principal seating and interiors businesses. Seven plants and facilities have been or will be closed as part of the restructuring plan, with resulting workforce reductions of approximately 1,000 employees. Through March 31, 2003, approximately $23 million of employee severance costs associated with the restructuring plan were paid or incurred, and approximately 515 employees separated from the Company. In fiscal 2002, the Company recorded an adjustment to the restructuring reserve of approximately $10 million, which resulted in a decrease to the goodwill assigned to the Automotive Systems Group of approximately $6 million. The reserve balance at March 31, 2003 totaling, approximately $21 million, represents remaining severance payments to be made in accordance with underlying agreements.

6. Sale of a Long-Term Investment

In the three-month period ended December 31, 2002, the Company recorded a pre-tax gain of approximately $17 million related to the conversion and subsequent sale of its investment in shares of Donnelly Corporation, which merged with Magna International effective October 1, 2002. Prior to the sale, the investment was reported as an available-for-sale security in the Consolidated Statement of Financial Position at fair value. Changes in the fair market value were recorded in the other comprehensive income component of shareholders’ equity. As a result of the merger, the Company’s shares in Donnelly Corporation were converted into shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of Magna International and the unrealized gain on the investment was recognized in the Consolidated Statement of Income. The Company sold the shares in Magna International in the first quarter of fiscal 2003 and received proceeds of approximately $38 million.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six-month periods ended September 30, 2002 and March 31, 2003 are as follows:

	Automotive	Controls
	Systems Group	Group	Total
(in millions)
Balance as of March 31, 2002	$2,176.4	$342.3	$2,518.7
Goodwill from business acquisitions	60.9	49.1	110.0
Currency translation	119.5	22.7	142.2
Other	(16.3)	—	(16.3)

Balance as of September 30, 2002	$2,340.5	$414.1	$2,754.6
Goodwill from a business acquisition	170.9	—	170.9
Currency translation	96.8	18.7	115.5
Other	7.4	(6.2)	1.2

Balance as of March 31, 2003	$2,615.6	$426.6	$3,042.2

The Company’s other intangible assets, primarily from acquisitions, consisted of:

	March 31, 2003			September 30, 2002			March 31, 2002

	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
(in millions)
Amortized intangible assets
Patented technology	$216.8	$(64.0)	$152.8	$211.5	$(58.4)	$153.1	$206.5	$(51.6)	$154.9
Unpatented technology	62.8	(6.1)	56.7	51.0	(4.0)	47.0	51.4	(1.2)	50.2
Customer relationships	59.1	(2.7)	56.4	34.3	(1.3)	33.0	26.9	—	26.9
Miscellaneous	21.4	(6.1)	15.3	9.7	(5.4)	4.3	8.3	(5.1)	3.2

Total amortized intangible assets	360.1	(78.9)	281.2	306.5	(69.1)	237.4	293.1	(57.9)	235.2
Unamortized intangible assets
Pension asset	6.1	—	6.1	6.1	—	6.1	8.1	—	8.1

Total intangible assets	$366.2	$(78.9)	$287.3	$312.6	$(69.1)	$243.5	$301.2	$(57.9)	$243.3

Amortization of other intangible assets for the three-month periods ended March 31, 2003 and 2002 was $6 million and $5 million, respectively. Amortization of other intangible assets was $10 million for each of the six-month periods ended March 31, 2003 and 2002. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of other intangible assets to approximate $21 million for each of the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued, including a reconciliation of the changes in the entity’s product warranty liabilities (see Note 9) during the reporting period. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 did not have a material effect on the Company’s financial position, results of operations or cash flows.

At March 31, 2003, the Company had guaranteed certain financial liabilities, the majority of which relate to debt and lease obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt or lease, which ranges from one to two years. Payment by the Company would be required upon default by the unconsolidated affiliate. The maximum potential amount of future payments which the Company could be required to make under these guarantees at March 31, 2003 is $25 million.

Additionally, the Company guarantees the residual values of the Company aircraft that are currently under synthetic leases. The guarantees extend through the maturity of each respective underlying lease, the earliest of which is September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values not to exceed $60 million in aggregate.

9.	Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. The majority of the Company’s product warranties are customer specific. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates. The Company’s product warranty liability is included in other current liabilities in the Consolidated Statement of Financial Position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended March 31, 2003 were as follows:

(in millions)
Balance at September 30, 2002*	$65.4
Accruals for warranties issued during the period	14.2
Accruals from business acquisition	4.6
Accruals related to pre-existing warranties	(2.0)
(including changes in estimates)
Settlements made (in cash or in kind) during the period	(13.2)
Currency translation	0.4

Balance at March 31, 2003	$69.4

* Adjusted to conform to current account classifications.

10.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	March 31,	September 30,	March 31,
	2003	2002	2002
(in millions)
Raw materials and supplies	$388.1	$361.2	$340.8
Work-in-process	131.3	80.4	90.5
Finished goods	314.7	242.5	237.6

FIFO inventories	834.1	684.1	668.9
LIFO reserve	(29.4)	(30.5)	(34.4)

Inventories	$804.7	$653.6	$634.5

The increase from September 30, 2002 and March 31, 2002 was partially due to the inclusion of Varta at March 31, 2003 (see Note 5).

11.	Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including foreign currency translation, unrealized gains and losses on equity securities, realized and unrealized gains and losses on derivatives and minimum pension liability adjustments. Comprehensive income for the three-month periods ended March 31, 2003 and 2002 was $171 million and $92 million, respectively. Comprehensive income for the six-month periods ended March 31, 2003 and 2002 was $349 million and $168 million, respectively. The difference between comprehensive income and net income for the periods presented principally represents foreign currency translation adjustments (CTA). Specifically, in the current quarter $45 million of comprehensive income was related to CTA versus a $28 million loss in the prior year period. For the six months ended March 31, 2003, comprehensive income related to CTA was $91 million versus a loss of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

$74 million in the prior year. Partially offsetting the current year income was $11 million related to the realization of a gain resulting from the Company’s investment in Donnelly Corporation, which was merged with Magna International on October 1, 2002 (see Note 6).

The Company has foreign-denominated long-term debt and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred in CTA within the accumulated other comprehensive income (loss) account. A net loss of approximately $15 million and a net gain of approximately $12 million were recorded for the three-month periods ending March 31, 2003 and 2002, respectively. A net loss of approximately $26 million and a net gain of approximately $28 million were recorded for the six-month periods ended March 31, 2003 and 2002, respectively.

12.	Future Accounting Changes

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, costs associated with an exit or disposal activity should be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement have been adopted by the Company for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into for periods beginning after June 15, 2003 with early adoption permitted. The Company is currently evaluating the impact of EITF 00-21 on its financial position, results of operations and cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

an enterprise holds a variable interest that it acquired before February 1, 2003. It is reasonably possible that upon adoption of FIN 46, certain variable interest entities could be required to be included in the Company’s consolidated financial statements.

The Company currently leases its aircraft from a variable interest entity, created prior to February 1, 2003, under synthetic leases. The Company believes the estimated fair market value for financing the underlying assets is no less than the remaining lease obligations totaling approximately $80 million at March 31, 2003. Additionally, the Company holds a variable interest, acquired prior to February 1, 2003, in a partially-owned automotive entity currently accounted for under the equity method. The Company had guaranteed debt obligations of this partially-owned automotive entity totaling $14 million at March 31, 2003, which is included in the Company’s $25 million of financial liability guarantees of unconsolidated affiliates disclosed in Note 8.

13.	Segment Information

The Company has two operating segments, the Automotive Systems Group and the Controls Group, which also constitute its reportable segments. The Automotive Systems Group designs and manufactures products and systems for motorized vehicles. The segment supplies interior systems and batteries for cars, light trucks and vans. The Controls Group provides installed systems and technical and facility management services including comfort, energy and security management for the non-residential buildings market. Financial information relating to the Company’s reportable segments was as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,

(in millions)	2003	2002	2003	2002

Sales
Automotive Systems Group	$4,131.4	$3,570.5	$8,072.8	$7,226.7
Controls Group	1,371.7	1,240.0	2,613.6	2,401.5

Total	$5,503.1	$4,810.5	$10,686.4	$9,628.2

Operating Income
Automotive Systems Group	$171.3	$158.0	$367.4	$348.7
Controls Group	66.0	60.7	117.8	108.5

Total	$237.3	$218.7	$485.2	$457.2

Total assets of the Automotive Systems Group increased by approximately $1.0 billion from the $8.5 billion balance at fiscal year-end. The increase was primarily attributable to the acquisition of Varta (see Note 5) and currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year. The Company’s estimated annual effective income tax rate was 31.0% in the first half of fiscal 2003 compared with 34.8% in the first half of the prior year. The decline is a result of the Company’s current year implementation of various global tax planning initiatives.

15.	Contingencies

The Company is involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the liability related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

In March 2002, an unfavorable verdict was rendered in a lawsuit involving a Mexican lead supplier. After a jury trial, a Texas trial court entered judgment against the Company in this matter and awarded damages to the plaintiff in the amount of approximately $22 million, plus interest and attorney fees. During the current quarter, the Company negotiated a settlement for an amount within the level of reserves previously established for the case.

Additionally, the Company is involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated provisions are recorded for claims and suits of this nature as deemed necessary. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Johnson Controls, Inc.

We have reviewed the accompanying condensed consolidated statement of financial position of Johnson Controls, Inc. and its subsidiaries as of March 31, 2003 and 2002, and the related consolidated statement of income for each of the three- and six-month periods ended March 31, 2003 and 2002 and the consolidated statement of cash flows for the six-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position as of September 30, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated October 21, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2002, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 8, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods ended March 31, 2003 and March 31, 2002

Consolidated net sales in the second quarter of fiscal 2003 rose to $5.5 billion, an increase of 14% over the prior year’s $4.8 billion. Both of the Company’s business segments achieved record second quarter sales.

Automotive Systems Group sales reached $4.1 billion in the second quarter, 16% higher than the prior year’s $3.6 billion. Segment sales in North America were up 2% over the prior year. Increased volumes to certain interior systems customers were partially offset by the comparative effect of a seating joint venture that was deconsolidated in the third quarter of the prior year. Excluding the effect of the deconsolidation, North American sales of interior systems were above the approximate 2% increase in the industry light vehicle production in the quarter. Sales of automotive batteries in North America were up 10%, reflecting an 8% increase in unit shipments over the comparable prior year quarter. The increase reflected additional market share and growth from existing customers. Automotive segment sales in Europe rose 44% in the quarter. Excluding the favorable effects of currency translation and the acquisition of Varta effective October 31, 2002 (see Note 5 to the Consolidated Financial Statements), European sales were 6% above the prior year quarter. Despite the estimated 2-3% decline in European industry vehicle production in the quarter, European sales increased due to the Company’s involvement with popular platforms and the launch of new interiors business. Segment sales in Asia and South America, which represent less than 10% of total segment sales, were comparable with the prior year.

Second quarter sales for the Controls Group were $1.4 billion, up 11% from $1.2 billion in the prior year period. Approximately three-quarters of the segment increase was attributable to sales in North America, where second quarter sales were 12% above the prior year. The segment benefited from higher service sales in this region due to expanded facility management services to the federal government and increased technical service activity in the current quarter. Higher volumes of installed control systems for the new construction market also contributed to the North American sales increase. European sales increased 11%, reflecting the favorable effects of currency translation. Segment sales in Asia, which represent less than 10% of segment revenue, were approximately level with the prior year period.

Second quarter consolidated operating income was $237 million, 9% above the prior year’s $219 million. Both of the Company’s business segments reported higher operating income in the current quarter.

Automotive Systems Group operating income in the quarter was $171 million, 8% higher than the prior year period. The segment benefited from an improved gross margin as a percentage of sales and the acquisition of Varta. Higher volumes in North America contributed to a higher gross margin percentage in that region compared to the prior year. European interior systems gross margin was down due to new program launch costs incurred in the quarter. The segment’s improved gross margin results were partially offset by higher selling, general and administrative (SG&A) expenses as a percentage of sales in the quarter which resulted from higher health care, pension and insurance costs and the increase in European interiors engineering expenses associated with new vehicle programs.

Operating income for the Controls Group was $66 million in the quarter, 9% above the prior year. The majority of the increase was attributable to improved results in North America, where increased volumes of facility management services associated with the federal government improved gross margin as a percentage of sales in that line of business. Lower SG&A expenses as a percentage of sales across virtually all regions in the quarter also contributed to the increase in earnings.

Despite the higher debt level at March 31, 2003, second quarter net interest expense was approximately level with the prior year period reflecting the current year’s lower interest rate environment. Second quarter equity income was $4 million above the prior year, primarily attributable to higher earnings at certain Automotive Systems Group joint ventures in China. Miscellaneous – net expense for the three months ended March 31, 2003 was $3 million above the comparable prior year period amount, due in part to increased foreign currency transaction losses.

The Company’s effective income tax rate was 31.0% for the three-month period ended March 31, 2003 compared with 33.6% for the same period last year. The decrease in the effective rate was due principally to the Company’s current year implementation of various global tax planning initiatives.

Minority interests in net earnings of subsidiaries for the current quarter was $1 million higher than the comparable amount for the prior year. The increase includes the addition of the 80% majority ownership of VB Autobatterie GmbH and improved earnings at Automotive Systems Group subsidiaries in Japan.

The Company’s second quarter net income of $132 million exceeded the prior year’s $115 million by 15%. The increase was generated through higher operating income and equity earnings and a lower effective income tax rate, partially offset by an increase in miscellaneous-net expense and a higher deduction for the Company’s minority interest in net earnings of its subsidiaries. Diluted earnings per share for the current quarter were $1.40, compared with $1.21 in the prior year.

Comparison of Operating Results for the Six-Month Periods ended March 31, 2003 and March 31, 2002

The Company’s consolidated net sales for the first six months of fiscal 2003 were 11% above the prior year, reaching $10.7 billion from $9.6 billion in the prior year.

Automotive Systems Group sales for the first half of fiscal 2003 rose 12% to $8.1 billion from $7.2 billion one year ago. Segment sales in North America were up slightly over the comparable prior year period. Increased shipments of automotive batteries to virtually all customers in North America were offset by the comparative effect of the deconsolidation of a seating joint venture in the third quarter of the prior year. Excluding the effect of the deconsolidation, sales of interior systems were in line with the approximate 2% increase in the North American vehicle production level. European Automotive Systems Group sales rose 35% over the prior year period reflecting the positive effects of currency translation and the acquisition of Varta effective October 31, 2002. Excluding the effects of currency translation and the Varta acquisition, European sales grew 4% from the prior year. The increase reflected higher volumes of interior systems associated with both new and existing platforms, whereas European industry vehicle production was down slightly in comparison to the prior year period. Segment sales in Asia and South America, which represent less than 10% of total segment revenue, were approximately level with the first half of last year; however, excluding the positive effects from currency translation, sales from these regions were down due to lower volumes in Japan.

Controls Group sales for the first six months of the current fiscal year were $2.6 billion, 9% above the prior year’s $2.4 billion. North American sales were up 9% over the prior year period. Service sales in North America were higher, reflecting additional facility management service activity with the federal government and an increase in technical services. The segment also experienced higher sales of installed control systems in North America, primarily in the new construction market. Excluding the positive effects of currency translation, sales in Europe were down slightly in comparison to the prior year. Sales in the Asian markets, which represent less than 10% of segment sales, were level with the prior year.

The Company’s consolidated operating income was $485 million for the first six months of fiscal 2003, up 6% from the prior year’s $457 million.

Automotive Systems Group operating income was $367 million, 5% above the prior year’s $349 million. The increase in operating income was primarily due to the acquisition of Varta and the segment’s higher gross margin as a percentage of sales, partially offset by higher SG&A expenses as a percentage of sales. Gross margin as a percentage of sales in North America was up, a result of increased volumes of interior systems and automotive batteries in the current year. Interior systems gross margin as a percentage of sales in Europe was down in comparison to the prior year due to additional launch costs associated with new programs. The higher SG&A expenses as a percentage of sales were reflective of higher health care, pension and insurance costs and the increased engineering costs in Europe associated with new vehicle programs.

Controls Group operating income for the six months ended March 31, 2003 was $118 million, 9% higher than the prior year’s $109 million. The increase is consistent with the segment’s sales growth in the first half of the year and reflected higher volumes and reduced SG&A expenses as a percentage of sales.

Full-year sales for the Automotive Systems Group are anticipated to exceed the prior year by approximately 5% to 10%. Segment sales are projected to benefit from new automotive interior programs in North America and Europe, the recent acquisition of Varta and continued growth in domestic automotive battery sales. The projected sales increase assumes a North American production level of 16.0-16.1 million light vehicles, a slightly lower year-over-year European production and a positive effect from currency translation. Management has forecasted the segment’s full-year operating margin to decline slightly in comparison to the prior year due to the anticipated impact of currency translation and the lower European operating margin year-to-date. Management does expect operating results in Europe to improve in the second half of fiscal 2003 compared with the first half of the year.

Management has raised the expectation for the full-year Controls Group sales increase from 5%, to 5% to 10%. The revised outlook anticipates higher sales of installed systems and technical services and reflects the higher than anticipated facility management services and currency benefits year-to-date. Management continues to project the Controls Group operating margin to increase slightly from the 5.1% level in fiscal 2002.

Orders for Controls Group’s installed systems and technical services in the first half of the year were up over the prior year, driven by growth in North America and Europe. North American orders were up from the existing buildings market for technical services and performance contracts, particularly in the education, health care and federal government sectors. In Europe, orders for technical services and retrofit installed systems were significantly above the prior year.

The Company’s backlog relates to the Controls Group’s installed systems and scheduled technical service operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At March 31, 2003, the unearned backlog of Controls Group installed systems and scheduled technical service contracts to be executed within the next year was $1.70 billion, 7% above the prior year level of $1.59 billion. The increase includes double-digit growth in the North American backlog and primarily reflects the current year growth in orders which exceeded revenue growth associated with the execution of installed systems and scheduled technical service contracts.

Despite the current year’s higher debt level, associated with the acquisition of Varta, the Company’s net interest expense for the first six months of fiscal 2003 was $2 million lower than the prior year, reflecting the current year’s lower interest rate environment. Equity income was approximately $9 million above the prior year, primarily attributable to higher earnings at certain Automotive Systems Group joint ventures in China. Miscellaneous — net for the first half of the current year included a gain of approximately $17 million related to the conversion and subsequent disposition of the Company’s investment in Donnelly Corporation, which was merged with Magna International in October 2002 (see Note 6 to the Consolidated Financial Statements). Also included in the current year were legal and environmental provision increases and higher foreign currency transaction losses.

The effective income tax rate was 31.0% for the six-month period ended March 31, 2003 compared with 34.8% in the prior year. The lower rate was due principally to the Company’s current year implementation of various global tax planning initiatives.

Minority interests in net earnings of subsidiaries for the first half of the fiscal year was $2 million above the prior year. The increase was primarily attributable to the addition of the 80% majority ownership of VB Autobatterie GmbH and higher results at certain Automotive Systems Group subsidiaries in Japan in the current fiscal year.

The Company’s net income of $273 million for the six months ended March 31, 2003 was 16% above the prior year’s $235 million. The increase was a result of higher operating income, a decrease in net interest expense, higher equity income and a reduced effective income tax rate. Diluted earnings per share for the first half of the fiscal year were $2.88, compared with $2.48 in the prior year.

Comparison of Financial Condition

Working Capital and Cash Flow

The Company’s working capital was a negative $286 million at March 31, 2003, compared with $140 million and $168 million at September 30, 2002 and March 31, 2002, respectively. The decreases from the comparable dates largely reflect the increase in short-term debt and the current portion of long-term debt at March 31, 2003. The higher short-term debt was due to the financing of the Varta acquisition. The increase in the current portion of long-term debt reflected the Company’s $250 million variable rate note, due in November 2003. The Company expects short-term debt, in the aggregate, to decline over the remainder of the fiscal year through cash provided from operations. Working capital, excluding cash and debt, of $277 million was $254 million higher than at the fiscal year-end and $75 million higher than one year ago. The increases primarily relate to higher working capital levels associated with the Varta acquisition. The change from year-end also reflects the higher accrued compensation and benefits and accrued income taxes at September 30, 2002 compared with March 31, 2003.

Cash provided by operating activities was $242 million in the first half of the current year, $81 million less than the prior year period amount. The decrease primarily reflected working capital changes; the benefit from lower accounts receivable was more than offset by lower accounts payable and accrued liabilities, lower accrued income taxes and higher other current assets as adjusted for currency translation and the current year Varta acquisition.

Capital Expenditures

Capital spending for property, plant and equipment in the first half of the current fiscal year was $241 million compared to $228 million in the prior year. The majority of the spending was attributable to the Automotive Systems Group. Management expects fiscal 2003 capital expenditures to approximate $550 to $600 million, primarily related to new Automotive System Group products, customer programs, product lines worldwide and cost reduction projects. Controls Group expenditures are expected to be focused on information and building systems technology.

Goodwill

Goodwill at March 31, 2003 was $288 million higher than goodwill at September 30, 2002 and $524 million higher than the balance one year ago. In the current year, $170.9 million of goodwill associated with the acquisition of Varta was recorded. The remainder of the current year increase is primarily attributable to the effects of currency translation (see Note 7 to the Consolidated Financial Statements). The increase from one year ago also includes goodwill associated with the purchase of the remaining interest in Yokogawa Johnson Controls Corporation in the third quarter of fiscal 2002, purchase price adjustments associated with the acquisitions of Sagem and Hoppecke effective October 1,

2001 (see Note 5 to the Consolidated Financial Statements) and additional effects from currency translation.

Capitalization

Total capitalization of $6.2 billion at March 31, 2003 included short-term debt of $0.5 billion, long-term debt (including the current portion) of $1.9 billion and shareholders’ equity of $3.8 billion. The Company’s total capitalization at September 30, 2002 and March 31, 2002 was $5.5 billion and $5.3 billion, respectively. Total debt as a percentage of total capitalization at March 31, 2003 was 38%, compared with 36% at fiscal year-end and 41% one year ago. The current year increase from year-end was due to the acquisition of Varta.

The Company believes its capital resources and liquidity position at March 31, 2003 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in fiscal 2003 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

Critical Accounting Policies

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s results of operations, financial condition and cash flows.

Revenue Recognition

The Company recognizes revenue from long-term systems installation contracts of the Controls Group over the contractual period under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Revenues from contracts with multiple element arrangements, such as those including both installation and services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned Cost and earnings in excess of billings on uncompleted contracts. Likewise, contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned Billings in excess of costs and earnings on uncompleted contracts. Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. Historically, these reviews have not resulted in adjustments that were significant to the Company’s results of operations. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting. In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.

Goodwill and Other Intangible Assets

Effective October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, it is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are also subject to impairment testing. The Company performs its impairment review for each reportable unit, which have been determined to be the Company’s reportable segments, using a fair-value method based on management judgements and assumptions. The fair value is calculated to be the amount at which the reportable segment could be bought or sold in a current transaction between willing parties on an arms length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. The implied fair value is then compared with the carrying amount of the reportable unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the implied fair value. The impairment testing performed by the Company at September 30, 2002, indicated that the implied fair value of each reportable unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. A considerable amount of management judgement and assumptions are required in performing the impairment test, principally in determining the fair value of each reportable unit. While the Company believes its judgements and assumptions were reasonable, different assumptions could change the implied fair values and, therefore, impairment charges could be required.

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health care. Plan assets and obligations are recorded annually based on the Company’s June 30 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. Measurements of net periodic pension cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The discount rate used by the Company is based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of the Company’s pension plans’ demographics and benefit payment terms. At June 30, 2002, the Company decreased its discount rate on U.S. plans to 7.00% from 7.25% at June 30, 2001. The decline of 25 basis points was consistent with the changes in published bond indices at that time. The change increased the Company’s U.S. underfunded status at September 30, 2002 by approximately $45 million and is expected to increase pension expense in fiscal year 2003 by approximately $4 million. In estimating the expected return on plan assets, the Company considers the historical returns of plan assets, adjusted for forward-looking considerations; inflation assumptions and the impact of the plans’ active management of the portfolios. Reflecting the relatively long-term nature of the plans’ obligations, approximately 60% of the plan assets were invested in equities, with the balance invested in fixed income instruments. In recognition of the asset mix of the funds and the overall downturn in the U.S. stock market, the Company decreased its expected return on plan assets to 9.50% effective June 30, 2002 from 9.75% at June 30, 2001. This decrease is expected to adversely impact pension expense beginning in fiscal year 2003 by approximately $2 million. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. The Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a three-year period. As of September 30, 2002, the Company had approximately $155 million of unrecognized asset losses associated with its U.S. pension plans, which will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods. Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. The majority of the Company’s product warranties are customer specific. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty related costs based on actual historical return rates. At March 31, 2003, the Company had recorded $69 million of warranty reserves based on an analysis of return rates and other factors. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that represents foreign operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. At year-end, the actual effective tax rate is calculated based upon the actual results for the full fiscal year and taking into consideration facts and circumstances known at year-end. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future events may not actually match prior estimated results, it may be necessary to adjust the valuation allowance in the future. In fiscal year 2002, the Company had a net deferred tax asset of $301 million and a valuation allowance of $133 million. The Company does not provide taxes on undistributed earnings of foreign subsidiaries which are considered to be permanently invested. If undistributed earnings were remitted, foreign tax credits would substantially offset any resulting domestic tax liability.

Future Accounting Changes

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, costs associated with an exit or disposal activity should be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement have been adopted by the Company for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into for periods beginning after June 15, 2003 with early adoption permitted. The Company is currently evaluating the impact of EITF 00-21 on its financial position, results of operations and cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. It is reasonably possible that upon adoption of FIN 46, certain variable interest entities could be required to be included in the Company’s consolidated financial statements.

The Company currently leases its aircraft from a variable interest entity, created prior to February 1, 2003, under synthetic leases. The Company believes the estimated fair market value for financing the underlying assets is no less than the remaining lease obligations totaling approximately $80 million at March 31, 2003. Additionally, the Company holds a variable interest, acquired prior to February 1, 2003, in a partially-owned automotive entity currently accounted for under the equity method. The Company had guaranteed debt obligations of this partially-owned automotive entity totaling $14 million at March 31,

2003, which is included in the Company’s $25 million of financial liability guarantees of unconsolidated affiliates disclosed in Note 8 to the Consolidated Financial Statements.

Cautionary Statements for Forward-Looking Information

The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks and may include words such as “believes,” “expects,” “anticipates,” “projects” or similar expressions. For those statements, the Company cautions that numerous important factors, including industry vehicle production levels, U.S. dollar exchange rates and those discussed elsewhere in this document and in the Company’s Form 8-K filing (dated November 12, 2002), could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company adjusts its portfolio of financial instruments used to manage foreign exchange exposure over time as its known exposures change. At September 30, 2002, a sensitivity analysis of the Company’s exposure to changes in foreign currencies indicated that a 10% appreciation or depreciation of the currencies being hedged would result in a hypothetical gain or loss, respectively, of $123 million. The Company’s policy prohibits the trading of financial instruments solely for profit. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying payables, receivables and net investments in foreign subsidiaries that are being hedged.

For the six-month period ended March 31, 2003, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report to Shareholders for the year ended September 30, 2002.

CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have been no significant changes in the Company’s internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the evaluation.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In March 2002, an unfavorable verdict was rendered in a lawsuit involving a Mexican lead supplier. After a jury trial, a Texas trial court entered judgment against the Company in this matter and awarded damages to the plaintiff in the amount of approximately $22 million, plus interest and attorney fees. During the current quarter, the Company negotiated a settlement for an amount within the level of reserves previously established for the case.

Item 4. Results of Votes of Security Holders

Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 22, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

12	Statement regarding the computation of the ratio of earnings to fixed charges.

99.1	Registrant’s Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Registrant’s Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following Form 8-K’s were filed from the date of the Company’s Quarterly Report on Form 10-Q, filed February 7, 2003, or thereafter through the date of this report:

(i)	The Company filed a Form 8-K on April 16, 2003 to disclose the Company’s financial results for the second quarter of fiscal 2003.

(ii)	A Form 8-K was filed March 4, 2003 reporting that Moody’s Investors Service announced its change in the Company’s rating outlook to stable from negative and confirmed the Company’s A2 senior unsecured long-term and Prime-1 short-term debt ratings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: May 8, 2003	By:	/s/ Stephen A. Roell

Stephen A. Roell Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, John M. Barth, President and Chief Executive Officer of Johnson Controls, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Johnson Controls, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ John M. Barth

John M. Barth President and Chief Executive Officer

CERTIFICATIONS

I, Stephen A. Roell, Senior Vice President and Chief Financial Officer of Johnson Controls, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Johnson Controls, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Stephen A. Roell

Stephen A. Roell Senior Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2003.

99.1	Registrant’s Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Registrant’s Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.