Form 10-Q
period 2003-06-30
JOHNSON CONTROLS INC
filed 2003-08-06
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes    X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    X          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003

Common Stock $.16 2/3 Par Value	89,537,595

JOHNSON CONTROLS, INC.

FORM 10-Q

June 30, 2003

REPORT INDEX

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	June 30,	September 30,	June 30,
	2003	2002	2002

ASSETS
Cash and cash equivalents	$253.7	$262.0	$206.8
Accounts receivable — net	3,445.6	3,064.3	3,000.2
Costs and earnings in excess of billings on uncompleted contracts	269.4	333.4	330.7
Inventories	877.6	653.6	650.1
Other current assets	773.6	632.9	649.2

Current assets	5,619.9	4,946.2	4,837.0

Property, plant and equipment — net	2,861.0	2,445.5	2,435.9
Goodwill — net	3,094.4	2,754.6	2,707.5
Other intangible assets — net	299.7	243.5	247.7
Investments in partially-owned affiliates	395.1	347.4	337.8
Other noncurrent assets	630.3	428.1	348.3

Total assets	$12,900.4	$11,165.3	$10,914.2

LIABILITIES AND EQUITY
Short-term debt	$662.6	$105.3	$152.0
Current portion of long-term debt	532.5	39.9	37.9
Accounts payable	3,170.0	2,789.1	2,672.7
Accrued compensation and benefits	522.0	506.6	468.9
Accrued income taxes	82.3	182.7	101.3
Billings in excess of costs and earnings on uncompleted contracts	199.9	190.8	209.8
Other current liabilities	1,025.2	991.8	1,007.0

Current liabilities	6,194.5	4,806.2	4,649.6

Long-term debt	1,294.9	1,826.6	1,936.3
Postretirement health and other benefits	165.8	170.5	163.6
Minority interests in equity of subsidiaries	215.5	189.0	196.7
Other noncurrent liabilities	909.2	673.3	623.0
Shareholders’ equity	4,120.5	3,499.7	3,345.0

Total liabilities and equity	$12,900.4	$11,165.3	$10,914.2

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net sales
Products and systems*	$5,114.6	$4,508.8	$14,178.4	$12,676.1
Services*	845.3	748.2	2,467.9	2,209.1

	5,959.9	5,257.0	16,646.3	14,885.2
Cost of sales
Products and systems	4,418.1	3,875.4	12,224.4	10,943.7
Services	706.1	633.6	2,074.6	1,873.1

	5,124.2	4,509.0	14,299.0	12,816.8

Gross profit	835.7	748.0	2,347.3	2,068.4

Selling, general and administrative expenses	519.4	427.6	1,545.8	1,290.8

Operating income	316.3	320.4	801.5	777.6

Interest income	3.1	2.5	7.3	8.5
Interest expense	(26.5)	(29.8)	(85.1)	(91.9)
Equity income	14.6	11.3	37.5	25.7
Miscellaneous — net	(11.7)	(11.3)	(29.2)	(26.5)

Other income (expense)	(20.5)	(27.3)	(69.5)	(84.2)

Income before income taxes and minority interests	295.8	293.1	732.0	693.4

Provision for income taxes	91.7	102.0	226.9	241.3
Minority interests in net earnings of subsidiaries	14.1	15.8	42.5	42.1

Net income	$190.0	$175.3	$462.6	$410.0

Earnings available for common shareholders	$188.2	$173.4	$457.1	$404.2

Earnings per share
Basic	$2.11	$1.96	$5.13	$4.58

Diluted	$2.00	$1.85	$4.88	$4.33

*	Products and systems consist of automotive group products and systems and controls group installed systems. Services are controls group technical and facility management services.

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Operating Activities
Net income	$190.0	$175.3	$462.6	$410.0

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	138.6	124.2	398.5	365.5
Amortization of intangibles	5.6	3.3	15.9	13.0
Equity in earnings of partially-owned affiliates, net of dividends received	5.9	(2.7)	(13.9)	(16.1)
Minority interests in net earnings of subsidiaries	14.1	15.8	42.5	42.1
Deferred income taxes	13.1	8.6	18.8	33.7
Gain on sale of long-term investment	—	—	(16.6)	—
Pension contributions	(256.1)	(2.7)	(262.7)	(8.2)
Other	(8.8)	18.5	(29.7)	4.7
Changes in working capital, excluding acquisition of businesses
Receivables	(48.8)	(119.6)	127.3	(198.4)
Inventories	(35.6)	0.1	(54.1)	15.2
Other current assets	(17.2)	(11.5)	(77.3)	13.9
Accounts payable and accrued liabilities	103.0	125.7	(189.5)	(35.0)
Accrued income taxes	22.6	(4.5)	(64.4)	(36.5)
Billings in excess of costs and earnings on uncompleted contracts	(12.1)	7.0	0.6	43.8

Cash provided by operating activities	114.3	337.5	358.0	647.7

Investing Activities
Capital expenditures	(170.8)	(105.6)	(411.5)	(333.1)
Sale of property, plant and equipment	0.2	11.7	7.1	38.2
Acquisition of businesses, net of cash acquired	(37.4)	(62.5)	(268.1)	(643.3)
Proceeds from sale of long-term investment	—	—	38.2	—
Changes in long-term investments — net	19.1	(15.5)	17.7	0.9

Cash used by investing activities	(188.9)	(171.9)	(616.6)	(937.3)

Financing Activities
Increase (decrease) in short-term debt — net	130.8	(70.7)	542.4	(251.8)
Increase in long-term debt	4.9	0.5	5.0	606.2
Repayment of long-term debt	(59.1)	(37.7)	(203.6)	(87.5)
Payment of cash dividends	(34.1)	(31.3)	(102.1)	(94.0)
Other	7.7	(35.7)	8.6	(51.1)

Cash provided (used) by financing activities	50.2	(174.9)	250.3	121.8

Decrease in cash and cash equivalents	$(24.4)	$(9.3)	$(8.3)	$(167.8)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report to Shareholders for the year ended September 30, 2002. The September 30, 2002 Consolidated Statement of Financial Position is derived from the audited financial statements. The results of operations for the three- and nine-month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for the Company’s 2003 fiscal year because of seasonal and other factors. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.	Stock-Based Compensation

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123.” In accordance with SFAS No. 123, the Company has adopted the fair value recognition provisions on a prospective basis and accordingly, the expense recognized in the three- and nine-month periods ended June 30, 2003 represents a pro rata portion of the 2003 grant (granted November 20, 2002) which is earned over a three-year vesting period.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002
(in millions)
Net income, as reported	$190.0	$175.3	$462.6	$410.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.6	—	3.8	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.9)	(3.1)	(11.2)	(9.2)

Pro forma net income	$187.7	$172.2	$455.2	$400.8

Earnings per share:
Basic — as reported	$2.11	$1.96	$5.13	$4.58

Basic — pro forma	$2.08	$1.92	$5.04	$4.48

Diluted — as reported	$2.00	$1.85	$4.88	$4.33

Diluted — pro forma	$1.98	$1.81	$4.81	$4.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002
(in millions)
Income Available to Common Shareholders
Net income	$190.0	$175.3	$462.6	$410.0
Preferred stock dividends, net of tax benefit	(1.8)	(1.9)	(5.5)	(5.8)

Basic income available to common shareholders	$188.2	$173.4	$457.1	$404.2

Net income	$190.0	$175.3	$462.6	$410.0

Effect of dilutive securities:
Compensation expense, net of tax benefit, arising from assumed conversion of preferred stock	(0.5)	(0.6)	(1.5)	(2.1)

Diluted income available to common shareholders	$189.5	$174.7	$461.1	$407.9

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	89.4	88.7	89.1	88.2

Effect of dilutive securities:
Stock options	1.5	1.9	1.5	1.8
Convertible preferred stock	3.8	4.1	3.8	4.1

Diluted weighted average shares outstanding	94.7	94.7	94.4	94.1

4.	Cash Flow

For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

5.	Acquisition of Businesses

On October 31, 2002, the Company acquired VARTA AG’s Automotive Battery Division, a major European automotive battery manufacturer headquartered in Germany. The Varta Automotive Battery Division (Varta) consists of VARTA Automotive GmbH and the 80% majority ownership in VB Autobatterie GmbH. Management believes the acquisition gives the Company a leading market position in Europe. The purchase price of approximately $375 million includes the assumption of debt and was financed with short-term debt. Varta’s results have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information to reflect this acquisition has not been disclosed as the impact on net income is not material. Goodwill of approximately $100 million, none of which is expected to be deductible for tax purposes, has been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

assigned to the Automotive Group. Approximately $15 million of intangible assets subject to amortization and with a weighted average useful life of 18 years were recorded. This included approximately $1 million and $6 million, respectively, of patented and unpatented technology with a weighted average useful life of 15 years, and $8 million of customer relationships with a weighted average useful life of 20 years. In addition, $9 million was assigned to trademarks with an indefinite useful life. The purchase price allocation may be adjusted to reflect final appraisals and other studies.

Effective October 1, 2001, the Company completed the acquisitions of the automotive electronics business of France-based Sagem SA (Sagem) and the German automotive battery manufacturer Hoppecke Automotive GmbH & Co. KG (Hoppecke). As part of these acquisitions, restructuring reserves of approximately $20 million were established, primarily for expected employee severance. Three plants and facilities have been or will be closed or sold with expected workforce reductions of approximately 430 employees. Through June 30, 2003, approximately $14 million of employee severance and other related costs associated with the restructuring plans were incurred or paid, and approximately 250 employees separated from the Company. The reserve balance at June 30, 2003 was approximately $6 million. The remaining restructuring activities are associated with Hoppecke and are expected to be substantially completed by the end of the fiscal year.

Effective September 1, 2000, the Company completed the acquisition of approximately 90% of the outstanding shares of Ikeda Bussan Co. Ltd. (Ikeda), a Japanese supplier of automotive seating. A share exchange to acquire the remaining shares of Ikeda was completed in the first quarter of fiscal 2002. As part of this acquisition, a restructuring reserve of approximately $54 million was recorded. The reserve was established for expected employee severance costs as the Company eliminates certain non-core activities to focus on Ikeda’s principal seating and interiors businesses. Seven plants and facilities have been or will be closed as part of the restructuring plan, with resulting workforce reductions of approximately 1,000 employees. Through June 30, 2003, approximately $25 million of employee severance costs associated with the restructuring plan were paid or incurred, and approximately 570 employees separated from the Company. In fiscal 2002, the Company recorded an adjustment to the restructuring reserve of approximately $10 million, which resulted in a decrease to the goodwill assigned to the Automotive Group of approximately $6 million. The reserve balance at June 30, 2003 totaling, approximately $19 million, represents remaining severance payments to be made in accordance with underlying agreements.

6. Sale of a Long-Term Investment

In the three-month period ended December 31, 2002, the Company recorded a pre-tax gain of approximately $17 million related to the conversion and subsequent sale of its investment in shares of Donnelly Corporation, which merged with Magna International effective October 1, 2002. Prior to the sale, the investment was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

reported as an available-for-sale security in the Consolidated Statement of Financial Position at fair value. Changes in the fair market value were recorded in the other comprehensive income component of shareholders’ equity. As a result of the merger, the Company’s shares in Donnelly Corporation were converted into shares of Magna International and the unrealized gain on the investment was recognized in the Consolidated Statement of Income. The Company sold the shares in Magna International in the first quarter of fiscal 2003 and received proceeds of approximately $38 million.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended September 30, 2002 and the nine-month period ended June 30, 2003 are as follows:

	Automotive	Controls
	Group	Group	Total
(in millions)
Balance as of June 30, 2002	$2,311.8	$395.7	$2,707.5
Goodwill from business acquisitions	17.2	4.5	21.7
Currency translation	27.8	13.9	41.7
Other	(16.3)	—	(16.3)

Balance as of September 30, 2002	$2,340.5	$414.1	$2,754.6
Goodwill from business acquisitions	120.9	—	120.9
Currency translation	182.6	34.8	217.4
Other	7.7	(6.2)	1.5

Balance as of June 30, 2003	$2,651.7	$442.7	$3,094.4

The Company’s other intangible assets, primarily from acquisitions, consisted of:

	June 30, 2003			September 30, 2002			June 30, 2002

	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
(in millions)
Amortized intangible assets
Patented technology	$224.9	$(69.7)	$155.2	$211.5	$(58.4)	$153.1	$208.9	$(53.8)	$155.1
Unpatented technology	68.8	(7.4)	61.4	51.0	(4.0)	47.0	53.7	(4.4)	49.3
Customer relationships	64.1	(3.1)	61.0	34.3	(1.3)	33.0	33.4	(1.0)	32.4
Miscellaneous	12.0	(6.5)	5.5	9.7	(5.4)	4.3	7.3	(4.6)	2.7

Total amortized
intangible assets	369.8	(86.7)	283.1	306.5	(69.1)	237.4	303.3	(63.8)	239.5
Unamortized intangible assets
Trademarks	10.4	—	10.4	—	—	—	—	—	—
Pension asset	6.2	—	6.2	6.1	—	6.1	8.2	—	8.2

Total unamortized
intangible assets	16.6	—	16.6	6.1	—	6.1	8.2	—	8.2

Total intangible assets	$386.4	$(86.7)	$299.7	$312.6	$(69.1)	$243.5	$311.5	$(63.8)	$247.7

Amortization of other intangible assets for the three-month periods ended June 30, 2003 and 2002 was $6 million and $3 million, respectively. Amortization of other intangible assets was $16 million and $13 million for the nine-month periods ended June 30, 2003 and 2002, respectively. Excluding the impact of any future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

acquisitions, the Company anticipates annual amortization of other intangible assets to approximate $22 million for each of the next five years.

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

At June 30, 2003, the Company had guaranteed certain financial liabilities, the majority of which relate to debt and lease obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt or lease, which ranges from one to two years. Payment by the Company would be required upon default by the unconsolidated affiliate. The maximum potential amount of future payments which the Company could be required to make under these guarantees at June 30, 2003 is $6 million.

In June 2003, the Company renewed the residual value guarantees related to the Company aircraft accounted for as synthetic leases. The guarantees extend through the maturity of each respective underlying lease, the earliest of which is September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values not to exceed $60 million in aggregate. The Company has recorded a liability of approximately $7 million in accordance with FIN 45 within other noncurrent liabilities in the Consolidated Statement of Financial Position relating to the Company’s obligation under the guarantees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

calculated estimates, it is possible that future warranty costs could exceed those estimates. The Company’s product warranty liability is included in other current liabilities in the Consolidated Statement of Financial Position.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended June 30, 2003 were as follows:

(in millions)
Balance at September 30, 2002	$65.4
Accruals for warranties issued during the period	26.8
Accruals from business acquisition	4.5
Accruals related to pre-existing warranties (including changes in estimates)	(0.9)
Settlements made (in cash or in kind) during the period	(26.4)
Currency translation	1.3

Balance at June 30, 2003	$70.7

10.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	June 30,	September 30,	June 30,
	2003	2002	2002
(in millions)
Raw materials and supplies	$428.1	$361.2	$352.1
Work-in-process	139.5	80.4	102.0
Finished goods	339.0	242.5	231.3

FIFO inventories	906.6	684.1	685.4
LIFO reserve	(29.0)	(30.5)	(35.3)

Inventories	$877.6	$653.6	$650.1

The increase from September 30, 2002 and June 30, 2002 was partially due to the October 31, 2002 acquisition of Varta (see Note 5) and the effects of currency translation.

11.	Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including foreign currency translation, unrealized gains and losses on equity securities, realized and unrealized gains and losses on derivatives and minimum pension liability adjustments. Comprehensive income for the three-month periods ended June 30, 2003 and 2002 was $332 million and $239 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2003 and 2002 was $681 million and $407 million, respectively. The difference between comprehensive income and net income for the periods presented

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

principally represents foreign currency translation adjustments (CTA). Specifically, in the current quarter $135 million of comprehensive income was related to CTA versus $56 million in the prior year period. For the nine months ended June 30, 2003, comprehensive income related to CTA was $225 million versus a loss of $18 million in the prior year. Partially offsetting the current year income was $11 million related to the realization of a gain resulting from the Company’s investment in Donnelly Corporation, which was merged with Magna International on October 1, 2002 (see Note 6).

The Company has foreign-denominated long-term debt and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred in CTA within the accumulated other comprehensive income (loss) account. A net loss of approximately $26 million and $40 million was recorded for the three-month periods ending June 30, 2003 and 2002, respectively. A net loss of approximately $53 million and a net gain of approximately $5 million was recorded for the nine-month periods ended June 30, 2003 and 2002, respectively.

12.	Segment Information

The Company has two operating segments, the Automotive Group and the Controls Group, which also constitute its reportable segments. The Automotive Group designs and manufactures products and systems for motorized vehicles. The segment supplies interior systems and batteries for cars, light trucks and vans. The Controls Group provides installed systems and technical and facility management services including comfort, energy and security management for the non-residential buildings market. Financial information relating to the Company’s reportable segments was as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

(in millions)	2003	2002	2003	2002

Sales
Automotive Group	$4,544.6	$4,003.7	$12,617.4	$11,230.4
Controls Group	1,415.3	1,253.3	4,028.9	3,654.8

Total	$5,959.9	$5,257.0	$16,646.3	$14,885.2

Operating Income
Automotive Group	$243.7	$253.5	$611.1	$602.2
Controls Group	72.6	66.9	190.4	175.4

Total	$316.3	$320.4	$801.5	$777.6

Total assets of the Automotive Group increased by approximately $1.6 billion from the $8.5 billion balance at fiscal year-end. The increase was primarily attributable to the acquisition of Varta (see Note 5) and currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year. The Company’s estimated annual effective income tax rate was 31.0% in the first nine months of fiscal 2003 compared with 34.8% in the comparable period of the prior year. The decline is a result of the Company’s current year implementation of various global tax planning initiatives.

14.	Contingencies

The Company is involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the liability related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs previously incurred and expensed to remediate certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003 overruled its decision in the Edgerton case and found that the comprehensive general liability insurance policies provide coverage for environmental damages, subject to other available defenses. The Supreme Court’s decision remands the case to the Circuit Court for further consideration, where the merits of Johnson Controls’ various environmental claims will be determined.

In March 2002, an unfavorable verdict was rendered in a lawsuit involving a Mexican lead supplier. After a jury trial, a Texas trial court entered judgment against the Company in this matter and awarded damages to the plaintiff in the amount of approximately $22 million, plus interest and attorney fees. During the second quarter of fiscal 2003, the Company negotiated a settlement for an amount within the level of reserves previously established for the case.

Additionally, the Company is involved in a number of product liability and various other suits incident to the operation of its businesses. The Company believes it has insurance coverage or adequate provisions recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15.	Subsequent Event

On July 23, 2003, the Company announced that it had completed the acquisition of Borg Instruments AG (Borg), a privately-held automotive electronics company headquartered in Germany. The purchase price of €117.5 million was financed with short-term borrowings. Management believes the acquisition of Borg will strengthen the Company’s interior systems electronics capabilities and technological presence in Europe.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Johnson Controls, Inc.

We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income and cash flows for each of the three- and nine-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 6, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods ended June 30, 2003 and June 30, 2002

The Company’s consolidated net sales in the third quarter of fiscal 2003 grew to $6.0 billion, an increase of 13% from $5.3 billion in the comparable prior year quarter. Growth from both of the Company’s business segments contributed to this achievement.

Third quarter sales from the Automotive Group were $4.5 billion, a rise of 14% above the prior year’s $4.0 billion. In North America, segment sales were up 5% over the prior year primarily reflecting growth in automotive interior systems, despite the approximate 9% decline in domestic industry light vehicle production in the quarter. The sales growth was attained through new interior systems business and the Company’s involvement in platforms where demand year-over-year was above the industry average. Third quarter automotive battery sales in North America were comparable with the prior year. European segment sales were 35% higher than the year ago period. Excluding the favorable effects of currency translation and the acquisition of Varta (see Note 5 to the Consolidated Financial Statements), sales in Europe were approximately level with the prior year quarter. The launch of new interiors business in Europe offset the slight decline in European industry vehicle production in the quarter. Segment sales in Asia and South America, which represent less than 10% of total segment sales, were down in comparison to the prior year due to lower volumes, primarily in Japan.

Controls Group sales in the third quarter were $1.4 billion, 13% above the $1.3 billion in the prior year period. Segment sales in North America rose 13% over the prior year, attributable to growth in all major customer offerings. Sales of installed systems were higher in the new construction and existing buildings markets. Service sales were up, reflecting the Company’s increased facility management service activity associated with the federal government and higher technical service activity. Excluding the positive effects of currency translation, sales in Europe were approximately level with the prior year. Sales in the Asian markets, which represent less than 10% of segment revenue, were approximately level in comparison with the prior year.

Consolidated operating income for the three months ended June 30, 2003 was $316 million, 1% below the prior year’s $320 million.

Automotive Group operating income in the third quarter was $244 million, 4% lower than the prior year period. North American operating income associated with automotive interior systems declined slightly, with a reduced gross margin as a percentage of sales due to lower production schedules of the Company’s more mature vehicle programs. Operating income related to automotive batteries in North America was up in the quarter, reflecting continued quality and cost savings initiatives. Selling, general and administrative (SG&A) expenses as a percentage of sales in North America were higher than the prior year reflecting higher health care, pension and insurance costs. The segment’s operating income in Europe was up slightly over the prior year, primarily attributable to the acquisition of Varta. European interior systems’ gross margin percentage improved in the quarter but was offset by higher SG&A expenses as a percentage of sales.

Controls Group operating income in the third quarter was $73 million, 9% higher than the prior year. Operating income for the segment rose at a rate less than sales in the quarter due to a lower gross margin percentage in North America and higher SG&A expenses as a percentage of sales in North America and Europe due to additional employees and systems investment costs in support of growth initiatives worldwide.

Net interest expense was down $4 million over the prior year as a result of the current year’s low interest rate environment coupled with higher short-term variable rate debt levels in comparison to the prior year. Equity income for the three months ended June 30, 2003 increased $3 million from the prior year, the majority of which was driven by higher earnings at certain Automotive Group joint ventures in China. Miscellaneous — net expense in the quarter was approximately level with the comparable prior year period.

The effective income tax rate for the three-month period ended June 30, 2003 was 31.0% compared with 34.8% for the prior year period. The decrease in the effective rate was due principally to the Company’s current year implementation of various global tax planning initiatives.

Third quarter minority interests in net earnings of subsidiaries was $2 million lower than the prior year. The decrease was primarily attributable to reduced earnings at certain Automotive Group subsidiaries in Europe.

Net income for the three months ended June 30, 2003 was $190 million, 8% higher than the prior year’s $175 million. The increased earnings were a result of lower net interest expense, higher equity earnings, a lower effective income tax rate and a lower deduction for the Company’s minority interest in net earnings of its subsidiaries. Diluted earnings per share for the current quarter were $2.00, up 8% over $1.85 in the prior year period.

Comparison of Operating Results for the Nine-Month Periods ended June 30, 2003 and June 30, 2002

Consolidated net sales for the first nine months of fiscal 2003 reached $16.6 billion, 12% higher than the prior year’s $14.9 billion.

The Automotive Group achieved sales of $12.6 billion during the first nine months, rising 12% from $11.2 billion one year ago. North American sales of interior systems were up 2% over the prior year, compared with a 2% decline in domestic industry light vehicle production. New business, customer diversification and favorable platform mix were the principal factors in the region’s favorable performance versus industry production. Automotive battery sales in North America increased 6% over the prior year through higher unit shipments to existing aftermarket customers. In Europe, Automotive Group sales rose 35% above the prior year period primarily attributable to the positive effects of currency translation and the acquisition of Varta effective October 31, 2002. Excluding the effects of currency translation, European interior systems sales grew 2%, while European industry vehicle production was down slightly in the same period. The increase above the European industry production level reflects the Company’s involvement with platforms that exceeded the industry average and the launch of new business. Excluding the acquisition of Varta, European battery sales were up slightly over the prior period. Segment sales in Asia and South America, which represent less than 10% of total segment revenue, declined slightly in comparison to the prior year, primarily due to lower volumes in Japan.

Controls Group sales for the first nine months of the current fiscal year totaled $4.0 billion, rising 10% above the prior year’s $3.7 billion. Sales in North America increased 10% over the prior year period with increases in all major customer offerings. Installed systems sales were up due to higher volumes in both the new construction and existing buildings markets. Sales of facility management services were higher as a result of the additional activity with the federal government. Technical service sales in North America also increased year-over-year. European sales exceeded the prior year by 13%, primarily reflecting the positive effects of currency translation. Sales in Asia, which represent less than 10% of segment sales, were slightly above the prior year; however, excluding the positive effects of currency translation, sales were down slightly.

The Company’s consolidated operating income was $802 million for the first nine months of fiscal 2003, up 3% from the prior year’s $778 million.

Automotive Group operating income for the nine-month period ending June 30, 2003 was $611 million, 1% above the prior year’s $602 million. The segment’s results benefited from the acquired Varta business and an improved gross margin percentage, however, were somewhat offset by higher SG&A expenses as a percentage of sales. Operating income in North America was up, reflecting an increase in gross margin percentage due to the current year’s increased volumes of interior systems and automotive batteries. European interior systems operating income was down from the prior year reflecting a lower gross margin percentage due to higher launch costs. The segment’s higher SG&A expenses, as a percentage of sales, were reflective of higher health care, pension and insurance costs and the increased engineering costs in Europe associated with new vehicle programs.

Controls Group operating income was $190 million, 9% higher than the prior year’s $175 million. The increase in earnings was attributable to higher volumes, primarily in North America, and the segment’s reduced SG&A expenses, which fell as a percentage of sales, despite increased health care, pension and insurance costs.

At the end of the third quarter, management adjusted the full-year sales outlook to reflect the stronger than originally anticipated euro and yen and various other factors. Management now expects full-year consolidated sales to exceed the prior year by 10%.

Management has adjusted the full-year sales growth estimate for the Automotive Group from 5% to 10% above the prior year to slightly more than 10%. Segment sales are projected to benefit from new automotive interior programs in North America and Europe, the acquisition of Varta and growth in North America automotive battery sales. The projected sales increase assumes a North American production level of 15.9 million light vehicles, a slightly lower year-over-year European vehicle production level and a positive effect from currency translation. Management has forecasted the segment’s full-year operating margin percentage to decline slightly in comparison to the prior year due to the anticipated impact of currency translation and the lower European operating margin percentage year-to-date. Management expects European operating results to continue to improve in the fourth quarter of fiscal 2003.

The full-year Controls Group sales outlook has been narrowed from an original 5% to 10% range above the prior year to the high-end of the range. The outlook anticipates higher sales of installed systems and technical services and reflects higher than anticipated facility management services and currency benefits year-to-date. Management also adjusted the 2003 projection for Controls Group operating margin as a percentage of sales from slightly above the margin percentage in 2002 to level with the 2002 margin percentage.

Orders for Controls Group offerings in the third quarter were above the prior year level in all geographic regions. In North America, orders were strongest for technical services and installed systems, specifically performance contracting in the existing buildings market from the government, airport and education sectors. European orders were above the prior year in all lines of business. Orders in Asia were up, primarily for retrofit installed systems.

The Company’s backlog relates to the Controls Group’s installed systems and scheduled technical service operations, which derive a significant portion of revenue from long-term contracts that are accounted for using the percentage-of-completion method. At June 30, 2003, the unearned backlog of Controls Group installed systems and scheduled technical service contracts to be executed within the next year was $1.78 billion, 12% above the prior year level of $1.59 billion. The double-digit increase reflects the strong order growth in North America and Europe which exceeded revenue growth associated with the execution of installed systems and scheduled technical service contracts.

The Company’s net interest expense for the first nine months of fiscal 2003 was $6 million lower than the prior year. The decrease reflects the current year’s lower interest rate environment coupled with higher short-term variable rate debt levels in comparison to the prior year. Considering the current year’s low interest rate environment, the Company’s June 30, 2003 pension contribution and the planned acquisition of Borg, management now expects the Company’s full-year net interest expense to be $105 to $110 million, compared to net interest expense of $110 million in fiscal 2002. Equity income was approximately $12 million higher than the prior year, primarily attributable to increased earnings at certain Automotive Group joint ventures in China. Miscellaneous — net for the first nine months of the current year included a gain of approximately $17 million related to the conversion and subsequent disposition of the Company’s investment in Donnelly Corporation, which was merged with Magna International in October 2002 (see Note 6 to the Consolidated Financial Statements). Also included in the current year were increases in legal and environmental provisions.

Certain of the Company’s Japanese subsidiaries have defined benefit pension plans established under the Japanese Welfare Pension Insurance Law. Recent amendments to the laws that govern pension arrangements will allow Japanese companies to transfer certain pension obligations and related plan assets to the Japanese government. The Company’s Japanese subsidiaries are currently performing the steps of a process that will enable them to gain approval for and complete the transfers. The transfers are expected to result in a non-cash settlement gain in fiscal 2004. The resulting gain is dependent on several factors, including changes in employment levels, interest rates and the value of plan assets on the transfer date. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the gain will be reported in the Company’s Consolidated Statement of Income upon completion of the transfers.

The effective income tax rate was 31.0% for the nine-month period ended June 30, 2003 compared with 34.8% for the prior year period. The lower rate was due principally to the Company’s current year implementation of various global tax planning initiatives. Management anticipates an effective income tax rate of 31.0% for the full-year of fiscal 2003.

Minority interests in net earnings of subsidiaries for the first nine months of the fiscal year was approximately level with the prior year. The addition of the 80% majority ownership of VB Autobatterie GmbH was offset by lower results at certain Automotive Group subsidiaries in North America and Europe in the current fiscal year. Management’s full-year estimate for minority interests in net earnings of subsidiaries is approximately $55 to $60 million.

The Company’s net income of $463 million for the nine-month period ended June 30, 2003 was 13% above the prior year’s $410 million. The increase was a result of higher operating income, a decrease in net interest expense, higher equity income and a reduced effective income tax rate. Diluted earnings per share for the first nine months of the fiscal year were $4.88, 13% above $4.33 in the prior year.

Comparison of Financial Condition

Working Capital and Cash Flow

In June 2003, the Company voluntarily made a cash contribution of $250 million to fully fund the accumulated benefit obligations of certain of its United States defined benefit pension plans. The contribution, which will reduce future cash funding requirements, resulted in a prepaid benefit cost, portions of which were included within other current and noncurrent assets in the Consolidated Statement of Financial Position.

Working capital, excluding cash and debt, of $367 million was $344 million higher than at the fiscal year-end and $196 million higher than one year ago. The increases primarily relate to higher working capital levels associated with the Varta acquisition and higher inventory and other current assets at June 30, 2003. The increase from year-end also reflects the lower accrued income taxes at June 30, 2003 compared with September 30, 2002. The change from one year ago was also attributable to slightly lower accounts payable and accrued compensation and benefits at June 30, 2002.

Cash provided by operating activities was $114 million and $358 million in the three- and nine-month periods ended June 30, 2003, respectively. In comparison to the three- and nine-month periods in the prior year, the current year amounts were $223 million and $290 million lower, respectively. The decreases primarily reflect the $250 million pension plan contribution made in June 2003.

Capital Expenditures

Capital spending for property, plant and equipment in the third quarter of fiscal 2003 was $171 million, up $65 million from the comparable prior year period. For the nine months ended June 30, 2003, capital spending for property, plant and equipment was $412 million, an increase of $78 million from the prior year. The majority of the current year spending was attributable to the Automotive Group. Management expects fiscal 2003 capital expenditures to approximate $550 to $600 million, primarily related to new Automotive Group products, customer programs, product lines worldwide and cost reduction projects. Controls Group expenditures are expected to be focused on information and building systems technology. Management anticipates full-year depreciation expense for fiscal 2003 to approximate $540 to $560 million, in comparison to fiscal 2002 depreciation expense of $499 million. The increase reflects additional depreciation related to the property, plant and equipment purchased in the current year and the inclusion of Varta.

Goodwill

Goodwill at June 30, 2003 was $340 million higher than the balance at September 30, 2002 and $387 million higher than the balance one year ago. In the current year, $100 million of goodwill associated with the acquisition of Varta was recorded. The remainder of the current year and year-over-year increase is primarily attributable to the effects of currency translation (see Note 7 to the Consolidated Financial Statements).

Capitalization

Total capitalization of $6.6 billion at June 30, 2003 included short-term debt of $0.7 billion, long-term debt (including the current portion) of $1.8 billion and shareholders’ equity of $4.1 billion. The Company’s total capitalization was $5.5 billion at both September 30, 2002 and June 30, 2002. Total debt as a percentage of total capitalization at June 30, 2003 was 38%, compared with 36% at fiscal year-end and 39% one year ago. The increase from year-end was due to additional short-term debt incurred to finance the $250 million pension plan contribution made in June 2003 and the acquisition of Varta. Management anticipates total debt to total capitalization to decline to approximately 35% to 36% as strong cash flows in the fourth quarter will more than offset the planned acquisition of Borg.

The Company believes its capital resources and liquidity position at June 30, 2003 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in fiscal 2003 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

Critical Accounting Policies

The Company prepares its consolidated financial statements in conformity with U.S. GAAP. This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s results of operations, financial position and cash flows.

Revenue Recognition

The Company recognizes revenue from long-term systems installation contracts of the Controls Group over the contractual period under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Revenues from contracts with multiple element arrangements, such as those including both installation and services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned Costs and earnings in excess of billings on uncompleted contracts. Likewise, contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned Billings in excess of costs and earnings on uncompleted contracts. Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. Historically, these reviews have not resulted in adjustments that were significant to the Company’s results of operations. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting. In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.

Goodwill and Other Intangible Assets

Effective October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, it is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are also subject to impairment testing. The Company performs its impairment review for each reporting unit, which have been determined to be the Company’s reportable segments, using a fair-value method based on management judgements and assumptions. The fair value is calculated to be the amount at which the reporting unit could be bought or sold in a current transaction between willing parties on an arms length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. The implied fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the implied fair value. The impairment testing performed by the Company at September 30, 2002, indicated that the implied fair value of each reportable unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. A considerable amount of management judgement and assumptions are required in performing the impairment test, principally in determining the fair value of each reportable unit. While the Company believes its judgements and assumptions were reasonable, different assumptions could change the implied fair values and, therefore, impairment charges could be required.

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health care. Plan assets and obligations are recorded annually based on the Company’s June 30 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. Measurements of net periodic pension cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The discount rate used by the Company is based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of the Company’s pension plans’ demographics and benefit payment terms. At June 30, 2002, the Company decreased its discount rate on U.S. plans to 7.00% from 7.25% at June 30, 2001. The decline of 25 basis points was consistent with the changes in published bond indices at that time. The change increased the Company’s U.S. underfunded status at September 30, 2002 by approximately $45 million and will increase pension expense in fiscal year 2003 by approximately $4 million. In estimating the expected return on plan assets, the Company considers the historical returns of plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the plans’ active management of the portfolios. Reflecting the relatively long-term nature of the plans’ obligations, approximately 60% of the plan assets were invested in equities, with the balance invested in fixed income instruments. In recognition of the asset mix of the funds and the overall downturn in the U.S. stock market, the Company decreased its expected return on plan assets to 9.50% effective June 30, 2002 from 9.75% at June 30, 2001. This decrease will increase pension expense in fiscal year 2003 by approximately $2 million. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. The Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a three-year period. As of September 30, 2002, the Company had approximately $155 million of unrecognized asset losses associated with its U.S. pension plans, which will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods. Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Product Warranties

     The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. The majority of the Company’s product warranties are customer specific. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty related costs based on actual historical return rates. At June 30, 2003, the Company had recorded $71 million of warranty reserves based on an analysis of return rates and other factors. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into for periods beginning after June 15, 2003 with early adoption permitted. The Company will adopt EITF 00-21 July 1,

2003, the beginning of its fourth quarter. The adoption is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primarily beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that it is not the primary beneficiary of any variable interest entity that would need to be consolidated under FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this statement.

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

Other Financial Information

The interim financial information included in this 10-Q Report has not been audited by PricewaterhouseCoopers LLP (PwC). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For the nine-month period ended June 30, 2003, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report to Shareholders for the year ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have been no significant changes in the Company’s internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, subsequent to the date of the evaluation.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs previously incurred and expensed to remediate certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003 overruled its decision in the Edgerton case and found that the comprehensive general liability insurance policies provide coverage for environmental damages, subject to other available defenses. The Supreme Court’s decision remands the case to the Circuit Court for further consideration, where the merits of Johnson Controls’ various environmental claims will be determined.

In March 2002, an unfavorable verdict was rendered in a lawsuit involving a Mexican lead supplier. After a jury trial, a Texas trial court entered judgment against the Company in this matter and awarded damages to the plaintiff in the amount of approximately $22 million, plus interest and attorney fees. During the second quarter of fiscal 2003, the Company negotiated a settlement for an amount within the level of reserves previously established for the case.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 22, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4	Amendment dated as of July 23, 2003 to the Rights Agreement dated as of November 30, 1994, as amended, between Johnson Controls, Inc. and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent to Firstar Trust Company, pursuant to which the Rights Agreement expired July 31, 2003.

12	Statement regarding the computation of the ratio of earnings to fixed charges.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated August 6, 2003, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following Form 8-K’s were filed from the date of the Company’s Quarterly Report on Form 10-Q, filed May 8, 2003, or thereafter through the date of this report:

(i)	The Company filed a Form 8-K on July 29, 2003 announcing: the Company completed the acquisition of Borg Instruments AG, the election of John M. Barth, President and Chief Executive Officer, to the additional post of Chairman effective January 1, 2004, that the Company’s board of directors authorized a regular quarterly cash dividend of $.36 per common share, that Frank A. Voltolina was elected a corporate officer, and that the Company’s Shareholder Rights Plan will expire on July 31, 2003.

(ii)	The Company filed a Form 8-K on July 16, 2003 to disclose the Company’s financial results for the third quarter of fiscal 2003.

(iii)	A Form 8-K was filed June 9, 2003 reporting that the Company planned to acquire Borg Instruments AG, a privately-held automotive-electronics firm.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: August 6, 2003	By:	/s/ Stephen A. Roell Stephen A. Roell Senior Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

4	Amendment dated as of July 23, 2003 to the Rights Agreement dated as of November 30, 1994, as amended, between Johnson Controls, Inc. and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent to Firstar Trust Company, pursuant to which the Rights Agreement expired July 31, 2003.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2003.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated August 6, 2003, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.