Form 10-K
period 2003-09-30
JOHNSON CONTROLS INC
filed 2003-12-04
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

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

Registrant’s telephone number, including area code: (414) 524-1200

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

Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X      No

	Aggregate Market Value	Number of Shares
	of Nonaffiliates' Shares	Outstanding at
Title of Each Class	as of October 31, 2003	October 31, 2003

Common Stock, $.16-2/3 par value	$9,711,671,200	90,315,923
Series D Convertible Preferred Stock, $1.00 par value, $512,000 liquidation value	$404,973,679	188.307

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate by reference portions of the Annual Report to Shareholders for the year ended September 30, 2003.

Part III incorporates by reference portions of the Proxy Statement dated and to be filed with the Securities and Exchange Commission on December 8, 2003.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION
PART I
ITEM 1 BUSINESS
ITEM 2 PROPERTIES
ITEM 3 LEGAL PROCEEDINGS
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5 MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6 SELECTED FINANCIAL DATA
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9 DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A CONTROLS AND PROCEDURES
PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 EXECUTIVE COMPENSATION
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-10.D Deferred Compensation Plan
EX-10.I Equalization Benefit Plan
EX-10.J PERT Equalization Benefit Plan
EX-10.M Director Share Unit Plan
EX-10.P Executive Deferred Compensation Plan
EX-10.R Letter Agreement
EX-12 Statement Re: Computation of Ratios
EX-13 2003 Annual Report to Shareholders
EX-21 Subsidiaries of the Registrant
EX-23 Consent of Independent Auditors
EX-31.1 Certification by CEO - Section 302
EX-31.2 Certification by CFO - Section 302
EX-32 Certification by CEO & CFO - Section 906

JOHNSON CONTROLS, INC.

Index to Annual Report on Form 10-K

Year Ended September 30, 2003

JOHNSON CONTROLS, INC.

Index to Annual Report on Form 10-K

Year Ended September 30, 2003

		Page

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	18
PART IV.
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K	19
	SIGNATURES	22
	INDEX TO EXHIBITS	24-27

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Johnson Controls, Inc. (“the Company”) has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks preceded by, following or that include the words “believes,” “expects,” “anticipates,” “projects” or similar expressions. For those statements, the Company cautions that the numerous important factors discussed elsewhere in this document and in the Company’s Form 8-K filing (dated November 12, 2002) could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

PART I

ITEM 1  BUSINESS

General Development of Business

Johnson Controls, Inc. is a Wisconsin corporation organized in 1885. Its principal office is located at 5757 North Green Bay Avenue, P.O. Box 591, Milwaukee, Wisconsin 53201. From 1885 through 1978, the Company’s operations were predominantly in the controls business. Since 1978, the Company’s operations have been diversified through acquisitions and internal growth. It currently conducts business in two operating segments, controls (Controls Group) and automotive (Automotive Group).

The Controls Group is a global market leader in providing installed building control systems and technical and facility management services, including comfort, energy and security management for the non-residential buildings market. The segment’s installed systems integrate the management, operation and control of building control systems such as temperature, ventilation, humidity, fire safety and security. The segment’s technical and facility management services provide a complete suite of integrated solutions to improve building operations and maintenance.

In 1978, the Company entered the North American battery market through the acquisition of Globe-Union, Inc. and grew in this market through internal growth. In 1985, the Company entered the automotive seating market through the acquisition of Hoover Universal. During the late 1990’s, the Company expanded into additional interior systems and geographic markets. Today, the Automotive Group is among the world’s largest automotive suppliers. The segment provides seating, instrument panel, overhead, floor console and door systems, including electronics, and batteries for more than 35 million vehicles annually.

Financial Information About Business Segments

Note 18, “Segment information,” of the Notes to Consolidated Statements on pages 39 through 40 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Products/Systems and Services

Automotive Group

The Automotive Group designs and manufactures products and systems for passenger cars and light trucks, including vans and SUVs. The segment produces automotive interior systems for original equipment manufacturers and automotive batteries for the replacement and original equipment markets. It operates approximately 250 wholly- and majority-owned manufacturing or assembly plants in 29 countries worldwide (see Item 2 “Properties”). Additionally, the Group has partially-owned affiliates in Asia, Europe and North and South America.

Automotive interior systems products include complete seating systems and components; cockpit systems, including instrument clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; door systems, and engine electronics. Interior systems sales accounted for approximately 89 percent of total fiscal 2003 segment sales.

The segment operates 79 assembly plants that supply automotive manufacturers with complete seats on a “just-in-time/in-sequence” basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the segment’s other automotive interior systems are also supplied on a just-in-time/in-sequence basis. Foam and metal seating components, seat covers, seat mechanisms and other components are shipped to these plants from the segment’s production facilities or outside suppliers.

In the last seven years, the segment has substantially grown its interior systems capabilities, principally through internal growth aided by acquisitions. In fiscal 2002, the segment expanded its capabilities in vehicle electronics with its acquisition of the automotive electronics business of France-based Sagem SA. Most recently, in fiscal 2003, the Company acquired Borg Instruments AG (Borg), an automotive electronics company with headquarters in Germany. Management believes the Borg acquisition will strengthen the Company’s interiors electronics capabilities and technological presence in Europe.

Automotive batteries generated 11 percent of the segment’s fiscal 2003 sales. Johnson Controls is the world’s leading manufacturer of lead-acid automotive batteries. In fiscal 2002, the segment expanded its battery operations into the European market through the acquisition of the German automotive battery manufacturer Hoppecke Automotive GmbH and Co. KG. In fiscal 2003, the Company continued its expansion into the European market with its acquisition of VARTA Automotive GmbH and the 80 percent majority ownership in VB Autobatterie GmbH (Varta), a major European automotive battery manufacturer headquartered in Germany. The acquisition gives the Company a leading market position in Europe. Batteries and plastic battery containers are manufactured at plants in the United States and Europe (see Item 2 “Properties”) and, via partially-owned affiliates, at plants in India and North and South America.

Controls Group

The Controls Group is a major worldwide supplier of installed control systems and technical and facility management services which improve the comfort, fire-safety, security, productivity, energy efficiency, and cost-effectiveness of non-residential buildings. The company provides control systems that monitor, automate and integrate critical building operating equipment and conditions. These systems are customized to address each building’s unique design and use. The Controls Group provides a broad range of technical and facility management services that supplement or function as in-house building staff. Technical services includes the operation, scheduled maintenance and repair of building equipment such as control systems, chillers and boilers. Facility management services provides on-site staff for complete facility operations and management.

The segment sells directly to building owners as well as contractors. It employs sales, engineering and service personnel working out of branch offices located in approximately 300 principal cities throughout the world. Controls Group employees also work full-time at more than 200 customer sites.

The Controls Group also sells its control systems and products to original equipment manufacturers, wholesalers and distributors of air-conditioning and refrigeration systems, commercial and residential heating systems, and water-pumping equipment. Controls Group installed systems are manufactured throughout the world (see Item 2 “Properties”). The segment also has partially-owned affiliates in Asia, Europe, North America, South Africa and South America.

Worldwide, approximately 40 percent of the Controls Group’s sales are derived from installed control systems and approximately 60 percent originate from its service offerings. Also, approximately 15 percent of segment revenues are derived from the new construction market while 85 percent are derived from the existing buildings market.

Major Customers and Competition

As described previously, the Company is a major supplier to the automotive industry. Sales to its major customers, as a percentage of consolidated net sales, were as follows for the most recent three-year period:

Customer	2003	2002	2001

DaimlerChrysler AG	11%	14%	14%
Ford Motor Company	11%	10%	11%
General Motors Corporation	15%	15%	14%

Approximately 51 percent of Automotive Group sales over the last three years were to the three automobile manufacturers listed above. In fiscal 2003, approximately 56 percent of the Company’s total sales to these manufacturers originated in the United States, 31 percent were based in Europe and 13 percent were attributable to other foreign markets. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the Company is affected by general business conditions in this industry. Sales to additional automakers that accounted for more than five percent of Company sales included Nissan Motor Co., Ltd., Toyota Motor Corporation and Volkswagen AG.

Automotive Group

The Automotive Group faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers who produce or have the capability to produce certain products the segment supplies. Competition is based on technology, quality, reliability of delivery and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the principal interior systems competitors include Lear Corporation, Faurecia, Intier Automotive, Delphi Corporation and Visteon Corporation. The segment primarily competes in the battery market with Exide Technologies, Delphi Corporation, Fiamm and East Penn Manufacturing Company.

Approximately 81 percent of automotive battery sales worldwide in fiscal 2003 were to the automotive replacement market, with the remaining sales to the original equipment market. The segment is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Bosch Group, Costco, Interstate Battery System of America, Pep Boys and Sears, Roebuck & Co. It is also a major supplier of automotive batteries to Wal-Mart Stores. Automotive batteries are sold throughout the world under private label and under the Company’s brand names Optima ® and Varta ® to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. Approximately 65 percent of total automotive battery sales in fiscal 2003 were based in the United States while approximately 35 percent were attributable to the European market.

Controls Group

The Controls Group conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service quality, price, reputation, technology, application engineering capability and construction management expertise. Competition for contracts includes many regional, national and international controls providers; larger competitors in the control systems market include Honeywell International and Siemens Building Technologies (of Siemens AG). The services market is highly fragmented, with no one company being dominant. Sales of these services are largely dependent upon numerous individual contracts with commercial businesses worldwide and various departments and agencies of the U.S. Federal government. The loss of any individual contract would not have a materially adverse effect on the Company.

Backlog

At September 30, 2003, the Company’s Automotive Group had an incremental backlog of new orders for its interior systems, net of discontinued programs, to be executed within the next fiscal year of approximately $1.9 billion, which includes orders of approximately $0.1 billion associated with unconsolidated joint ventures. The backlog one year ago was approximately $1.0 billion. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes and the timing of related production launches.

The Company’s backlog relating to the Controls Group is applicable to its sales of installed systems and technical service activity, accounted for using the percentage-of-completion method.

In accordance with customary industry practice, customers are progress billed on an estimated basis as work proceeds. At September 30, 2003, the unearned backlog of installed systems contracts to be executed within the next fiscal year was $1.75 billion, compared with the prior year’s $1.65 billion. The preceding data does not include amounts associated with facility management service contracts because such contracts are typically multi-year service awards. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the coming fiscal period.

Raw Materials

Raw materials used by the Automotive Group in connection with its automotive interior systems and battery operations, including steel, urethane chemicals, lead, sulfuric acid and polypropylene, were readily available during the year and such availability is expected to continue. The Controls Group is not dependent upon any single source of supply for essential materials, parts or components.

Intellectual Property

Generally, the Company seeks statutory protection for strategic or financially important intellectual property developed in connection with its business. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other agreements.

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

The Company has numerous registered trademarks in the United States and in many foreign countries. The most important of these marks are “JOHNSON CONTROLS” (including a stylized version thereof), “JCI” and “JOHNSON.” These marks are universally used in connection with certain of its product lines and services. The trademarks and service marks “PENN,” “METASYS,” “CARDKEY,” “HOMELINK,” “AUTOVISION,” “TRAVELNOTE,” “BLUECONNECT,” “RAILPORT,” “OPTIMA,” “VARTA,” “INSPIRA” and others are used in connection with certain Company product lines and services. The Company also markets automotive batteries under the licensed trademarks “EVEREADY” and “ENERGIZER.”

Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company’s claim to copyright protection under U.S. law and appropriate international treaties.

Environmental, Health and Safety Matters

Laws addressing the protection of the environment (Environmental Laws) and workers’ safety and health (Worker Safety Laws) govern the Company’s ongoing global operations. They generally provide for civil and criminal penalties, as well as injunctive and remedial relief, for noncompliance or require remediation of sites where Company-related materials have been released into the environment.

The Company has expended substantial resources globally, both financial and managerial, to comply with Environmental Laws and Worker Safety Laws and maintains procedures designed to foster and ensure compliance. Certain of the Company’s businesses are or have been engaged in the handling or use of substances that may impact workplace health and safety or the environment. The Company is committed to protecting its workers and the environment against the risks associated with these substances.

The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with such laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved by negotiation with regulatory authorities that result in commitments to compliance, abatement, or remediation programs and, in some cases, payment of penalties. Historically, neither such commitments nor such penalties have been material. (See Item 3 “Legal Proceedings” of this report for a discussion of the Company’s potential environmental liabilities.)

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in 2003 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.

Employees

As of September 30, 2003, the Company employed approximately 118,000 employees, of whom approximately 74,000 were hourly and 44,000 were salaried.

Seasonal Factors

Sales of automotive interior systems and batteries to automobile manufacturers for use as original equipment are dependent upon the demand for new automobiles. Management believes that demand for new automobiles generally reflects sensitivity to overall economic conditions with no material seasonal effect. The automotive replacement battery market is affected by weather patterns because batteries are more likely to fail when extremely low temperatures place substantial additional power requirements upon a vehicle’s electrical system. Also, battery life is shortened by extremely high temperatures, which accelerate corrosion rates. Therefore, either mild winter or moderate summer temperatures may adversely affect automotive replacement battery sales.

The Controls Group’s activities are executed on a relatively continuous basis, with no significant fluctuation in revenues during the year.

Financial Information About Geographic Areas

Note 18, “Segment information,” of the Notes to Consolidated Statements on pages 39 through 40 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Research and Development Expenditures

Note 15, “Research and development,” of the Notes to Consolidated Statements on page 38 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Available Information

The Company’s filings with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14a, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Exchange Act, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request.

ITEM 2  PROPERTIES

At September 30, 2003, the Company conducted its operations in 33 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by segment and location, totaled approximately 64 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space, except where noted that the facility has administrative space. The Company considers its facilities to be suitable and adequate. The majority of the facilities are operating at normal levels based on capacity.

In addition, approximately 300 Controls Group branch offices, located in major cities throughout the world, are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.

Johnson Controls, Inc.
Properties at September 30, 2003
Automotive Group

Alabama	Cottondale (3)
California	Fullerton (3)
Livermore (2),(3)
Modesto (3)
Colorado	Aurora (2),(3)
Delaware	Middletown (2),(3)
New Castle (1),(3)
Florida	Tampa (2),(3)
Georgia	Norcross (1)
Suwanee (1)
Illinois	Geneva (3)
Lawrenceville (1)
Sycamore (2)
Indiana	Ft. Wayne (3)
Muncie (3)
Ossian
Kentucky	Bardstown (3)
Cadiz
Florence (1),(3)
Georgetown (2),(3)
Glasgow (3)
Harrodsburg (3)
Leitchfield
Lexington (1)
Nicholasville (3)
Shelbyville (1)
Winchester (1)
Louisiana	Shreveport (1),(3)
Maryland	Belcamp (2),(3)
Michigan	Ann Arbor (4)
Battle Creek (2),(3)
Dearborn (1),(4)
Holland (2),(3)
Lincoln Park (1)
Mt. Clemens (1),(3)
Plymouth (2),(3)
Rockwood (3)
Taylor (1),(3)
Warren (1),(3)
Zeeland (1),(3)
Mississippi	Madison
Missouri	Earth City (1),(3)
Jefferson City (3)
St. Joseph (2)
New Jersey	Dayton (1),(3)
North Carolina	Winston-Salem (2),(3)
Ohio	Greenfield
Northwood (3)
Oberlin (1),(3)
Toledo (3)
West Carrollton (1)
Oklahoma	Oklahoma City
Oregon	Portland (3)
South Carolina	Oconee (2),(3)
Tennessee	Athens (2),(3)

Tennessee (cont.)	Clifton (1)
Lexington (2),(3)
Murfreesboro (2)
Pulaski (2),(3)
Texas	El Paso (1),(3)
Ft. Worth (1),(4)
San Antonio (1)
Virginia	Chesapeake (1)
Wisconsin	Hudson (1),(3)
Milwaukee
Argentina	Rosario
Australia	Adelaide (2)
Melbourne
Austria	Graz (2),(3)
Innsbruck (1),(4)
Klagenfurt (1),(4)
Linz (1),(4)
Mandling (3)
Salzburg (1),(4)
Vienna (3)
Belgium	Brussels (1),(3)
Geel
Brazil	Gravatai
Juiz De Fora (1)
Pouso Alegre
Santo Andre
Sao Bernardo do Campo (1)
Sao Jose dos Pinhais (1)
Sao Paulo
Bulgaria	Sofia (1),(4)
Canada	Milton (1),(3)
Orangeville
Saint Mary’s (3)
Shelburne (3)
Tecumseh (3)
Tilsonburg (3)
Whitby (3)
Czech Republic	Ceska Lipa (3)
Mlada Boleslav (1),(3)
Roudnice
Straz pod Ralskem (3)
France	Brioude (1),(3)
Cergy-Pontoise (4)
Chazelles (1),(3)
Conflans (3)
Courbevoie (1),(4)
Creutzwald (1)
Harnes (1),(3)
La Ferte Bernard (2),(3)
Les Ulis (1),(4)
Paris (1),(4)
Rosny-sur-Seine (1)
Rouen
Schweighouse-sur-Moder

France (cont.)	Strasbourg (1),(3)
Germany	Boblingen (1)
Bochum (1)
Bremen (1)
Burscheid (2),(3)
Espelkamp (3)
Grefrath (2),(3)
Hannover (3)
Karlsruhe (1),(4)
Krautscheid (3)
Lahnwerk (3)
Luneburg (2)
Mallersdorf
Munich (1),(4)
Neustadt (2),(3)
Peine (4)
Rastatt (1),(3)
Remchingen
Schwalbach
Sindelfingen (1),(4)
Unterriexingen (2),(3)
Waghausel (3)
Weyhausen (1),(4)
Wuppertal (2),(3)
Zwickau
Hungary	Budapest (1),(4)
Solymar
Italy	Milan (1),(3)
Potenza (1)
Rocca D’Evandro (1)
Salerno (2)
Turin (1),(4)
Japan	Ayase (1),(3)
Fukuoka (3)
Hamakita (3)
Mouka City
Nagoya (1),(4)
Yamato (3)
Yokosuka (2)
Korea	Asan (3)
Dangjin
Hwaseong (3)
Jungeup (1)
Yongin (2)
Malaysia	Johor Bahru
Pekan (1)
Shah Alam (3)
Mexico	Cuidad Juarez (3)
Monclova
Naucalpan de Juarez (1)
Puebla (2),(3)
Queretaro (1),(3)
Ramos Arizpe (2),(3)
Saltillo
Tlaxcala (3)
Tlazala (1)
Torreon
Netherlands	Rotterdam (1),(4)
Sittard (2),(3)

Poland	Tychy (1),(3)
Portugal	Nelas (4)
Portalegre
Singapore	Singapore (1),(4)
Slovak Republic	Bratislava (1)
Kostany nad Turcom (3)
Trnava (1),(4)
South Africa	East London (1),(3)
Pretoria (1),(3)
Uitenhage (1)
Spain	Alagon (3)
Barcelona (3)
Burgos (2),(3)
Guadalajara (1)
Guadamar del Segura
Madrid (1),(3)
Valencia (3)
Valladolid (3)
Sweden	Hultsfred (2),(4)
Stockholm (1)
Switzerland	Regensdorf (1),(4)
Thailand	Rayong
Tunisia	Bir el Bay
United Kingdom	Birmingham (1)
Burton-Upon-Trent
Denham (1),(4)
Essex (1),(4)
Leamington Spa
Liverpool (2),(3)
Sunderland
Telford (2),(3)
Warwick (1),(3)
Wednesbury

Controls Group

Alabama	Huntsville (1),(4)
California	Ft. Irwin (3)
Sun Valley (1),(3)
Florida	Cape Canaveral (4)
Indiana	Goshen (1),(3)
Kentucky	Erlanger (1),(3)
Louisville (1),(3)
Maryland	Bowie (1),(4)
Gaithersburg (1),(4)
New Mexico	Espanola (4)
Texas	Pharr (1),(3)
Wichita Falls (3)
Virginia	McLean (1),(4)
Washington D.C. (1), (4)
Washington	Silverdale (3)
Wisconsin	Milwaukee (2),(4)
Watertown (1),(3)
Australia	Sydney (1),(3)
Austria	Vienna (1),(4)
Belgium	Brussels (1),(4)
Diegem (1),(3)
Brazil	Rio de Jareiro (1),(4)
Sao Bernardo do Campo (1),(4)
Sao Paulo (1),(4)
Canada	Markham (1),(4)
China	Beijing (1),(4)
Hong Kong (1),(3)
Shanghai (1),(3)
Shenzhen (1),(4)
Taipei (1),(3)
Tianjin (1),(4)
Czech Republic	Prague (1),(3)
France	Colombes (1),(4)
Germany	Essen (2),(3)
Friedrichsdorf (1),(4)
Leipzig (1),(4)
Hungary	Budapest (1),(4)
India	Mumbai (1),(4)
Italy	Lomagna (3)
Milan (1),(3)
Japan	Hiroshima (1),(4)
Hokkaido (1),(4)
Koga (1)
Kyushu (1),(4)
Nagoya (1),(4)
Osaka (1),(4)
Tokyo (1),(4)
Yokohama (1),(4)
Korea	Seoul (1),(4)
Malaysia	Kuala Lumpur (1),(4)
Mexico	Cuidad Juarez (1),(3)
Irapuato (1),(3)
Reynosa (3)
Netherlands	Amsterdam (1),(4)
Gorinchem (1),(4)
Leeuwarden (1),(3)

Norway	Oslo (1),(3)
Poland	Warsaw (1),(3)
Russia	Moscow (1),(4)
St. Petersburg (1),(4)
Singapore	Singapore (1),(4)
Slovak Republic	Bratislava (1),(3)
South Africa	Randburg (1),(4)
Spain	Madrid (1),(4)
Switzerland	Basel (1),(3)
Eschenbach (1),(3)
Zurich (1),(3)
Thailand	Bangkok (1),(4)
United Kingdom	Birmingham (1),(4)
Cumbernauld (1),(4)
Leatherhead (1),(4)
London (1),(3)
Reading (1),(4)
Stockport (1),(4)
Swindon (1),(4)
Waterlooville (1),(4)

Corporate

Wisconsin	Milwaukee (4)

(1) Leased facilities
(2) Includes both leased and owned facilities
(3) Includes both administrative and manufacturing facilities
(4) Administrative facilities only

ITEM 3	LEGAL PROCEEDINGS

Environmental Litigation and Proceedings and Other Matters

As noted previously, liabilities potentially arise globally under various Environmental Laws and Worker Safety Laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 60 sites. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental losses consistent with generally accepted accounting principles; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental costs totaled $62 million and $32 million at September 30, 2003 and 2002, respectively. The increase involves environmental matters related to the Varta acquisition. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Typically, site remediation matters are addressed at the administrative agency level of the government. Occasionally, however, litigation is involved. The most significant of such matters where litigation has been commenced by the government or by private parties and remains pending against the Company is as follows:

United States v. NL Industries, Inc., Case No. 91-CV-00578-WDS (United States District Court for the Southern District of Illinois), filed July 31, 1991. The EPA sought to enforce an administrative order issued on November 27, 1990 against Johnson Controls and other defendants requiring performance of a cleanup at a secondary smelter facility in Granite City, Illinois. The Company executed a consent decree in 1999 settling the matter, which the court entered in 2003. Most of the work and payments required by the consent decree have been completed or made, and accrued liabilities relating to environmental matters include an amount attributable to the remaining costs.

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

In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003 overruled its decision in the Edgerton case and found that the comprehensive general liability insurance policies may provide coverage for environmental damages, subject to other available defenses. The Supreme Court’s decision remands the case to the Circuit Court for further consideration, where the merits of Johnson Controls’ various environmental claims will be determined.

In March 2002, an unfavorable verdict was rendered in a lawsuit involving a Mexican lead supplier. After a jury trial, a Texas trial court entered judgment against the Company in this matter and awarded damages to the plaintiff in the amount of $22 million, plus interest and attorney fees. During fiscal 2003, the Company negotiated a settlement of this lawsuit.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s fiscal year 2003 Proxy Statement.

James H. Keyes, 63, will retire as Chairman on December 31, 2003; he was elected Chairman of the Board in 1993 and Chief Executive Officer in 1988. He served as President from 1986 to 1998 and retired as Chief Executive Officer on October 1, 2002. Mr. Keyes joined the Company in 1966.

John M. Barth, 57, will become Chairman on January 1, 2004. He was elected President in 1998 and Chief Executive Officer on October 1, 2002. He was elected a member of the Board of Directors in 1997. Previously, Mr. Barth served as Chief Operating Officer and an Executive Vice President with responsibility for the Automotive Group. Mr. Barth joined the Company in 1969.

Giovanni “John” Fiori, 60, was elected an Executive Vice President in 2002 and serves as President of Johnson Controls International. Previously, he served as President of automotive operations in Europe, Africa, South America and Asia and Vice President of automotive seating operations in Europe. Mr. Fiori joined the Company in 1987.

John P. Kennedy, 60, was elected a Senior Vice President in 2002 and has been Secretary since 1987 and General Counsel since 1984. He previously served as a Vice President. Mr. Kennedy joined the Company in 1984.

Stephen A. Roell, 53, was elected Senior Vice President in 1998 and has served as Chief Financial Officer since 1991. He was a Vice President from 1991 to 1998, and earlier served as Corporate Controller and Treasurer. Mr. Roell joined the Company in 1982.

Susan F. Davis, 50, was elected Corporate Vice President, Human Resources in 1994. Previously, she served as Vice President of Organizational Development for the Automotive Group and the former Plastics Technology Group. Ms. Davis joined the Company in 1983.

R. Bruce McDonald, 43, was elected a Corporate Vice President in 2002 and has served as Corporate Controller since November 2001 when he joined the Company. Prior to that time, Mr. McDonald was Vice President of Finance for the automotive business of TRW Inc. and previously held various financial positions with LucasVarity plc.

Jerome D. Okarma, 51, was elected a Corporate Vice President in September 2003 and Assistant Secretary in 1990. He has served as Deputy General Counsel since 2000. Prior to that he served as Assistant General Counsel from 1989 to 2000, and previously as Group Vice President and General Counsel of the Controls Group and the Battery Group.

Darlene Rose, 58, was elected Vice President, Corporate Development and Strategy in 1999. She previously served as Director of Corporate Benefits and Payroll, and earlier held management positions in audit, financial planning and information technology. Ms. Rose joined the Company in 1969.

Brian J. Stark, 54, was elected a Corporate Vice President in 1995 and serves as President of the Controls Group. Mr. Stark has held a number of senior management positions within the Controls Group since joining the Company in 1972.

Subhash “Sam” Valanju, 60, was elected a Corporate Vice President in 1999 and has served as Chief Information Officer since joining the Company in 1996.

Bogoljub “Bob” Velanovich, 66 was elected a Corporate Vice President in 2000. He also serves as Group Vice President - Six Sigma for the Automotive Group. He previously served as Group Vice President - Manufacturing and Engineering Quality and Product Launch Assurance for the Automotive Group. Mr. Velanovich served in several senior management positions within the Automotive Group since joining the Company in 1991.

Frank A. Voltolina, 43, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to that time, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc.

Keith E. Wandell, 54, was elected a Corporate Vice President in 1997 and effective October 1, 2003, serves as President of the Automotive Group. Previously, he served in a number of management positions, most recently as President of battery operations for the Automotive Group and Vice President and General Manager of the Automotive Group’s Starting, Lighting and Ignition Division. Mr. Wandell joined the Company in 1988.

Denise M. Zutz, 52, was elected Vice President, Corporate Communication in 1991. She previously served as Director of Corporate Communication and served in other communication positions since joining the Company in 1973.

There are no family relationships, as defined by the instructions to this item, between the above executive officers.

All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.

PART II

The information required by Part II, Items 5, 6, 7, 7A and 8, are incorporated herein by reference to the Company’s 2003 Annual Report to Shareholders as follows:

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS - See price range and dividend information on page 16 of the 2003 Annual Report to Shareholders.

Number of Record Holders
Title of Class	as of October 31, 2003

Common Stock, $.16-2/3 par value	55,499

On November 19, 2003, the Company’s Board of Directors declared a two-for-one stock split of the common stock payable January 2, 2004 to shareholders of record on December 12, 2003. This stock split will result in the issuance of approximately 90.6 million additional shares of common stock and will be accounted for by the transfer of approximately $15.1 million from capital in excess of par value to common stock. Pro forma earnings per share amounts on a post-split basis for the years ended September 30, 2003, 2002 and 2001 are presented in Note 19 to the Consolidated Financial Statements on page 40 of the Annual Report to Shareholders. None of the other share or per share data in this Form 10-K has been restated to reflect the two-for-one stock split.

ITEM 6	SELECTED FINANCIAL DATA - See “Five Year Summary” on page 41 of the 2003 Annual Report to Shareholders.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - See pages 14 through 22 of the 2003 Annual Report to Shareholders.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - See “Risk Management” on pages 20 through 21 of Management’s Discussion and Analysis section of the 2003 Annual Report to Shareholders.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - See pages 23 through 40 of the 2003 Annual Report to Shareholders.

ITEM 9	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

ITEM 9A	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed under the Exchange Act.

There have been no significant changes in the Company’s internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, subsequent to the date of the evaluation.

PART III

The information required by Part III, Items 10, 11, 12 and 14, are incorporated herein by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders (fiscal year 2003 Proxy Statement), dated and to be filed with the SEC on December 8, 2003, as follows:

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Incorporated by reference to sections entitled “Election of Directors,” “Board Information,” “Board Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the fiscal year 2003 Proxy Statement. Required information on executive officers of the Company appears on pages 15-17 of Part I of this report.

ITEM 11	EXECUTIVE COMPENSATION - Incorporated by reference to sections entitled “Executive Compensation,” “Compensation Committee Report,” “Performance Graph” and “Employment Agreements” of the fiscal year 2003 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Incorporated by reference to the section entitled “Johnson Controls Share Ownership” of the fiscal year 2003 Proxy Statement.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - None.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES - Incorporated by reference to the section entitled “Audit Committee Report” of the fiscal year 2003 Proxy Statement.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

Page in
Annual Report*

(a) The following documents are filed as part of this report:
(1) Financial Statements
Consolidated Statement of Income for the years ended September 30, 2003, 2002 and 2001	23
Consolidated Statement of Financial Position at September 30, 2003 and 2002	24
Consolidated Statement of Cash Flows for the years ended September 30, 2003, 2002 and 2001	25
Consolidated Statement of Shareholders’ Equity for the years ended September 30, 2003, 2002 and 2001	26
Notes to Consolidated Statements	27-40
Report of Independent Auditors	40

*Incorporated by reference from the indicated pages of the 2003 Annual Report to Shareholders.

Page in
Form 10-K

(2) Financial Statement Schedule
Report of Independent Auditors on Financial Statement Schedule	21
For the years ended September 30, 2003, 2002 and 2001:
II. Valuation and Qualifying Accounts	23

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

(3)	Exhibits

Reference is made to the separate exhibit index contained on pages 24 through 27 filed herewith.

(b)	The following Form 8-K’s were filed from the date of the Company’s Quarterly Report on Form 10-Q, filed August 6, 2003, or thereafter through the date of this report:

(i)	The Company filed a Form 8-K on November 20, 2003 announcing a dividend increase and a two-for-one stock split.

(ii)	A Form 8-K was filed by the Company on October 22, 2003 to report its financial results for the fourth quarter and full year of fiscal 2003.

(iii)	A Form 8-K was filed October 15, 2003 to report that the Company anticipates record sales and earnings for fiscal year 2004.

(iv)	The Company filed a Form 8-K on October 10, 2003 announcing that it had entered into new 364-day and five-year committed lines of credit.

(v)	A Form 8-K was filed by the Company on October 3, 2003 reporting Rande Somma’s resignation as an officer of Johnson Controls, Inc.

(vi)	The Company filed a Form 8-K on September 16, 2003 announcing that it issued a total of $500 million of senior notes in a public offering.

(vii)	A Form 8-K was filed September 9, 2003 to report that the Company re-affirmed its July 16, 2003 and August 6, 2003 disclosure of expectations for full-year 2003 sales and operating income in a presentation at the Frankfurt, Germany International Motor Show (IAA).

Other Matters

For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 33-58092, 33-58094, 33-49862, 333-10707, 333-36311, 333-66073, and 333-41564.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

[PricewaterhouseCoopers letterhead]

PricewaterhouseCoopers LLP
100 E. Wisconsin Ave., Suite 1500
Milwaukee, WI 53202
Telephone (414) 212 1600

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors and Shareholders
of Johnson Controls, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 21, 2003 appearing in the 2003 Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 21, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS, INC

By	/s/ Stephen A. Roell

Stephen A. Roell Senior Vice President and Chief Financial Officer

Date: December 4, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 4, 2003, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ John M. Barth	/s/ Stephen A. Roell

John M. Barth President, Chief Executive Officer and Director	Stephen A. Roell Senior Vice President and Chief Financial Officer

/s/ R. Bruce McDonald	/s/ William H. Lacy

R. Bruce McDonald Vice President and Corporate Controller	William H. Lacy Director

/s/ James H. Keyes	/s/ Robert L. Barnett

James H. Keyes Director (Chairman)	Robert L. Barnett Director

/s/ Natalie A. Black	/s/ Willie D. Davis

Natalie A. Black Director	Willie D. Davis Director

/s/ Jeffrey A. Joerres	/s/ Robert A. Cornog

Jeffrey A. Joerres Director	Robert A. Cornog Director

JOHNSON CONTROLS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Year Ended September 30,	2003	2002	2001

Accounts Receivable — Allowance for Doubtful Accounts
Balance at beginning of period	$44.8	$28.1	$31.9
Provision charged to costs and expenses	17.1	20.4	9.9
Reserve adjustments	(9.2)	(7.8)	(7.9)
Accounts charged off	(13.7)	(4.2)	(6.2)
Acquisition of businesses	4.4	10.6	2.6
Currency translation	4.4	0.9	(0.7)
Other	0.6	(3.2)	(1.5)

Balance at end of period	$48.4	$44.8	$28.1

Deferred Tax Assets — Valuation Allowance
Balance at beginning of period	$352.2	$88.7	$61.4
Allowance established for new operating and other loss carryforwards	128.8	277.3	34.3
Allowance reversed for loss carryforwards utilized	(8.9)	(13.8)	(7.0)

Balance at end of period	$472.1	$352.2	$88.7

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

3.(i)	Restated Articles of Incorporation of Johnson Controls, Inc., as amended January 22, 1997, (incorporated by reference to Exhibit 3.(i) to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1997).

3.(ii)	By-laws of Johnson Controls, Inc., as amended March 27, 2002, (incorporated by reference to Exhibit 3 (ii) to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2002).

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Certificate of the Relative Rights and Preferences of the Series D Convertible Preferred Stock of Johnson Controls, Inc. (incorporated by reference to an exhibit to the Form 8-K dated May 26, 1989).

4.D	Note and Guaranty Agreement dated June 19, 1989 between Johnson Controls, Inc., as Guarantor, and Johnson Controls, Inc. Employee Stock Ownership Trust, acting by and through Lasalle National Bank, as trustee, as issuer, (Incorporated by reference to Exhibit 4.E to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1990).

4.E	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991).

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

4.F	Indenture for debt securities dated February 22, 1995 between Johnson Controls, Inc. and Chemical Bank Delaware (now known as Chase Bank), trustee (incorporated by reference to the Form S-3 filed February 13, 1995, which became effective February 17, 1995).

10.A	Johnson Controls, Inc., 1992 Stock Option Plan as amended through January 24, 1996 (incorporated by reference to Exhibit 10.A to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1996).

10.B	Johnson Controls, Inc., Common Stock Purchase Plan for Executives as amended March 28, 2001 (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.C	Johnson Controls, Inc., 1992 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1992).

10.D	Johnson Controls, Inc., Deferred Compensation Plan for Certain Directors as amended through October 1, 2003, filed herewith.	28-39

10.E	Johnson Controls, Inc., Executive Incentive Compensation Plan as amended through October 1, 2001 (incorporated by reference to Exhibit 10.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.F	Johnson Controls, Inc., Executive Incentive Compensation Plan, Deferred Option, Qualified Plan as amended through October 1, 2001 (incorporated by reference to Exhibit 10.G to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.G	Johnson Controls, Inc., Long-Term Performance Plan, as amended through October 1, 2001 (incorporated by reference to Exhibit 10.H to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

10.H	Johnson Controls, Inc., Executive Survivor Benefits Plan amended through October 1, 2001 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.I	Johnson Controls, Inc., Equalization Benefit Plan, as amended through October 1, 2003, filed herewith.	40-55

10.J	Johnson Controls, Inc., PERT Equalization Benefit Plan, as amended through October 1, 2003, filed herewith.	56-70

10.K	Form of employment agreement, as amended through September 26, 2001, between Johnson Controls, Inc. and all elected officers and key executives (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.L	Form of indemnity agreement, as amended, between Johnson Controls, Inc. and all elected officers, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991).

10.M	Johnson Controls, Inc., Director Share Unit Plan, as amended through October 1, 2003, filed herewith.	71-81

10.N	Johnson Controls, Inc., 2000 Stock Option Plan, as amended through October 1, 2001 (incorporated by reference to Exhibit 10.N to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.O	Johnson Controls, Inc., 2001 Restricted Stock Plan, effective October 1, 2001 (incorporated by reference to Exhibit 10.O to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.P	Johnson Controls, Inc., Executive Deferred Compensation Plan, as amended through October 1, 2003, filed herewith.	82-100

10.Q	Letter agreement relating to James H. Keyes’ retirement (incorporated by reference to an exhibit to the Form 8-K dated July 23, 2003).

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

10.R	Letter agreement dated November 21, 2002 amending Giovanni Fiori’s Executive Employment Agreement, filed herewith and the Johnson Controls, Inc. Executive Survivor Benefits Plan is incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001.	101-104

12	Statement regarding computation of ratio of earnings to fixed charges for the year ended September 30, 2003, filed herewith.	105

13	2003 Annual Report to Shareholders (incorporated sections only in electronic filing), filed herewith.	106-133

21	Subsidiaries of the Registrant, filed herewith.	134-137

23	Consent of Independent Accountants dated December 4, 2003, filed herewith.	138

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	139

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	140

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	141

*These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc., and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.