Form 10-Q
period 2003-12-31
JOHNSON CONTROLS INC
filed 2004-02-06
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2003*

Common Stock $.04 1/6 Par Value	188,551,068

* Reflects two-for-one stock split effective January 2, 2004.

JOHNSON CONTROLS, INC.

FORM 10-Q

December 31, 2003

REPORT INDEX

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	December 31,	September 30,	December 31,
	2003	2003	2002

ASSETS
Cash and cash equivalents	$302.6	$136.1	$351.6
Accounts receivable — net	3,490.6	3,539.1	3,026.3
Costs and earnings in excess of billings on uncompleted contracts	318.7	323.0	311.7
Inventories	845.6	825.9	781.2
Other current assets	792.6	796.2	680.3

Current assets	5,750.1	5,620.3	5,151.1

Property, plant and equipment — net	3,125.9	2,963.4	2,613.9
Goodwill — net	3,288.6	3,162.7	2,980.2
Other intangible assets — net	326.5	316.9	271.4
Investments in partially-owned affiliates	425.9	408.1	366.0
Other noncurrent assets	753.9	655.9	393.4

Total assets	$13,670.9	$13,127.3	$11,776.0

LIABILITIES AND EQUITY
Short-term debt	$717.6	$150.5	$615.5
Current portion of long-term debt	130.9	427.8	327.9
Accounts payable	3,253.1	3,329.3	2,676.3
Accrued compensation and benefits	477.6	546.3	422.0
Accrued income taxes	100.2	58.7	158.0
Billings in excess of costs and earnings on uncompleted contracts	204.4	186.2	197.0
Other current liabilities	847.7	885.3	1,092.3

Current liabilities	5,731.5	5,584.1	5,489.0

Long-term debt	1,830.6	1,776.6	1,526.5
Postretirement health and other benefits	167.1	167.8	166.4
Minority interests in equity of subsidiaries	229.5	221.8	212.0
Other noncurrent liabilities	1,130.6	1,115.7	718.4
Shareholders’ equity	4,581.6	4,261.3	3,663.7

Total liabilities and equity	$13,670.9	$13,127.3	$11,776.0

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months
	Ended December 31,

	2003	2002

Net sales
Products and systems*	$5,520.0	$4,415.9
Services*	864.1	767.4

	6,384.1	5,183.3
Cost of sales
Products and systems	4,802.1	3,790.3
Services	720.7	643.6

	5,522.8	4,433.9

Gross profit	861.3	749.4

Selling, general and administrative expenses	599.5	501.5

Operating income	261.8	247.9

Interest income	1.9	2.0
Interest expense	(27.2)	(29.1)
Equity income	17.8	8.3
Miscellaneous — net	(24.6)	(2.4)

Other income (expense)	(32.1)	(21.2)

Income before income taxes and minority interests	229.7	226.7

Provision for income taxes	49.7	70.4
Minority interests in net earnings of subsidiaries	15.5	15.9

Net income	$164.5	$140.4

Earnings available for common shareholders	$162.7	$138.7

Earnings per share**
Basic	$0.90	$0.78

Diluted	$0.86	$0.74

*	Products and systems consist of Automotive Group products and systems and Controls Group installed systems. Services are Controls Group technical and facility management services.

**	Per share amounts have been restated to reflect a two-for-one stock split (see Note 14).

The accompanying notes are an integral part of the financial statements

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months
	Ended December 31,

	2003	2002

Operating Activities
Net income	$164.5	$140.4

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	142.9	129.0
Amortization of intangibles	5.7	4.5
Equity in earnings of partially-owned affiliates, net of dividends received	(4.4)	(8.2)
Minority interests in net earnings of subsidiaries	15.5	15.9
Deferred income taxes	7.2	3.6
Gain on sale of long-term investment	—	(16.6)
Pension contributions in excess of expense	—	4.7
Other	3.7	(5.7)
Changes in working capital, excluding acquisition of businesses
Receivables	191.1	249.8
Inventories	13.0	(10.1)
Other current assets	30.1	(32.3)
Accounts payable and accrued liabilities	(378.7)	(448.8)
Accrued income taxes	43.8	(28.5)
Billings in excess of costs and earnings on uncompleted contracts	13.6	3.8

Cash provided by operating activities	248.0	1.5

Investing Activities
Capital expenditures	(203.6)	(106.6)
Sale of property, plant and equipment	7.2	6.0
Acquisition of businesses, net of cash acquired	(36.6)	(218.9)
Proceeds from sale of long-term investment	—	38.2
Changes in long-term investments	(4.7)	(1.9)

Cash used by investing activities	(237.7)	(283.2)

Financing Activities
Increase in short-term debt — net	567.3	509.6
Increase in long-term debt	1.1	—
Repayment of long-term obligations	(423.9)	(122.8)
Payment of cash dividends	(5.4)	(5.2)
Other	17.1	(10.3)

Cash provided by financing activities	156.2	371.3

Increase in cash and cash equivalents	$166.5	$89.6

The accompanying notes are an integral part of the financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report to Shareholders for the year ended September 30, 2003. The September 30, 2003 Consolidated Statement of Financial Position is derived from the audited financial statements. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the results which may be expected for the Company’s 2004 fiscal year because of seasonal and other factors. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.	Stock-Based Compensation – Stock Options

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FAS 123.” In accordance with SFAS No. 148, the Company has adopted the fair value recognition provisions on a prospective basis and, accordingly, the expense recognized in the three-month period ended December 31, 2003 represents a pro rata portion of the 2004 and 2003 grants which are earned over a three-year vesting period.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months
	Ended December 31,

(in millions)	2003	2002

Net income, as reported	$164.5	$140.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.6	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5.5)	(3.4)

Pro forma net income	$162.6	$137.5

Earnings per share*
Basic — as reported	$0.90	$0.78

Basic — pro forma	$0.89	$0.76

Diluted — as reported	$0.86	$0.74

Diluted — pro forma	$0.85	$0.73

*Per share amounts have been restated to reflect a two-for-one stock split (see Note 14).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (EPS):

	Three Months
	Ended December 31,

(in millions)	2003	2002

Income Available to Common Shareholders
Net income	$164.5	$140.4
Preferred stock dividends, net of tax benefit	(1.8)	(1.7)

Basic income available to common shareholders	$162.7	$138.7

Net income	$164.5	$140.4
Effect of dilutive securities:
Compensation expense, net of tax benefit, arising from assumed conversion of preferred stock	(0.1)	(0.5)

Diluted income available to common shareholders	$164.4	$139.9

Weighted Average Shares Outstanding*
Basic weighted average shares outstanding	181.0	177.9
Effect of dilutive securities:
Stock options	3.3	2.8
Convertible preferred stock	7.5	8.0

Diluted weighted average shares outstanding	191.8	188.7

*Weighted average shares outstanding have been restated to reflect a two-for-one stock split (see Note 14). See also Note 4 regarding the conversion of the Series D Convertible Preferred Stock.

4.	Conversion of Preferred Stock

Effective December 31, 2003, the Company’s Board of Directors authorized the redemption of all the outstanding Series D Convertible Preferred Stock, held in the Company’s Employee Stock Ownership Plan (ESOP), and the trustee converted the preferred stock into common shares in accordance with the terms of the preferred stock certificate. The conversion resulted in the issuance of approximately 7.5 million common shares (on a post-split basis, see Note 14) and was accounted for through a transfer from preferred stock to common stock and capital in excess of par value. The conversion of $96 million of preferred shares held by the ESOP has been reflected within Shareholders’ Equity in the Consolidated Statement of Financial Position as of December 31, 2003. The conversion of these shares will result in their inclusion in the basic weighted average common stock outstanding amount used to compute basic EPS. The conversion of preferred shares had previously been assumed in the determination of diluted EPS, accordingly, the conversion had no impact on diluted EPS in the first quarter of fiscal 2004 as compared to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

comparable period of the prior year. The Company’s ESOP was financed with debt issued by the ESOP, and the final ESOP debt payment was paid by the Company in December 2003.

5.	Acquisition of Businesses

On October 31, 2002, the Company acquired VARTA AG’s Automotive Battery Division, a major European automotive battery manufacturer headquartered in Germany. The Varta Automotive Battery Division (Varta) consists of VARTA Automotive GmbH and the 80% majority ownership in VB Autobatterie GmbH. Restructuring reserves related to the Varta acquisition of approximately $18 million were recorded. The majority of the reserves were established for severance costs related to workforce reductions of approximately 235 employees. Approximately $2 million of severance costs, associated with workforce reductions of approximately 20 employees, have been incurred to date. The Varta restructuring activities are expected to be completed within the current fiscal year. The purchase price allocation may be subsequently adjusted to reflect final valuation studies. In the first quarter of fiscal 2004, the Company made the final payment related to the Varta acquisition of $36.6 million.

Effective September 1, 2000, the Company completed the acquisition of a Japanese supplier of automotive seating. As part of this acquisition, a restructuring reserve of approximately $54 million was recorded. The reserve was established for expected severance costs as the Company eliminates certain non- core activities to focus on the operation’s principal seating and interiors businesses. Seven plants and facilities have been or will be closed as part of the restructuring plan, with resulting workforce reductions of approximately 1,000 employees. Through December 31, 2003 approximately $29 million of severance costs associated with the restructuring plan were paid or incurred, and approximately 600 employees separated from the Company. In fiscal 2002, the Company recorded an adjustment to the restructuring reserve of approximately $10 million which resulted in a decrease to the goodwill assigned to the Automotive Group of approximately $6 million. The reserve balance at December 31, 2003 of approximately $15 million represents remaining severance payments to be made in accordance with underlying agreements.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2003 and the three-month period ended December 31, 2003 were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Automotive	Controls
(in millions)	Group	Group	Total

Balance as of December 31, 2002	$2,554.9	$425.3	$2,980.2
Goodwill from business acquisitions	29.4	—	29.4
Currency translation	142.8	18.5	161.3
Other	0.5	(8.7)	(8.2)

Balance as of September 30, 2003	2,727.6	435.1	3,162.7
Currency translation	101.3	18.0	119.3
Other	6.4	0.2	6.6

Balance as of December 31, 2003	$2,835.3	$453.3	$3,288.6

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	December 31, 2003			September 30, 2003			December 31, 2002

	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets Patented technology	$219.2	$(75.5)	$143.7	$215.1	$(71.5)	$143.6	$215.6	$(61.9)	$153.7
Unpatented technology	87.1	(9.1)	78.0	81.5	(7.4)	74.1	61.5	(5.0)	56.5
Customer relationships	84.3	(4.2)	80.1	78.4	(3.3)	75.1	42.5	(1.3)	41.2
Miscellaneous	10.8	(6.7)	4.1	10.7	(6.3)	4.4	10.2	(5.5)	4.7

Total amortized intangible assets	401.4	(95.5)	305.9	385.7	(88.5)	297.2	329.8	(73.7)	256.1
Unamortized intangible assets Trademarks	11.7	—	11.7	10.9	—	10.9	9.2	—	9.2
Pension asset	8.9	—	8.9	8.8	—	8.8	6.1	—	6.1

Total unamortized intangible assets	20.6	—	20.6	19.7	—	19.7	15.3	—	15.3

Total intangible assets	$422.0	$(95.5)	$326.5	$405.4	$(88.5)	$316.9	$345.1	$(73.7)	$271.4

Amortization of other intangible assets for the three-month periods ended December 31, 2003 and 2002 was $6 million and $5 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of other intangible assets will approximate $23 million for each of the next five years.

7.	Guarantees

At December 31, 2003, the Company had guaranteed certain financial liabilities, the majority of which relate to debt and lease obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt or lease, which ranges from one to two years. Payment by the Company would be required upon default by the unconsolidated affiliate. The maximum amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

future payments which the Company could be required to make under these guarantees at December 31, 2003 was $2 million.

The Company has guaranteed the residual value related to the Company aircraft accounted for as synthetic leases. The guarantees extend through the maturity of each respective underlying lease in September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values, not to exceed $53 million in aggregate. The Company has recorded a liability of approximately $6 million within other noncurrent liabilities and a corresponding amount within other noncurrent assets in the Consolidated Statement of Financial Position relating to the Company’s obligation under the guarantees. These amounts are being amortized over the life of the guarantees.

8.	Product Warranties

The Company provides warranties to certain of its customers depending upon the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires replacement of defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the warranty provisions are adjusted as necessary. While warranty costs have historically been within calculated estimates, it is possible that future warranty costs could exceed those estimates. The Company’s product warranty liability is included in other current liabilities in the Consolidated Statement of Financial Position.

The changes in the carrying amount of total product warranty liability for the three-month period ended December 31, 2003 were as follows:

(in millions)
Balance as of September 30, 2003	$70.7
Accruals for warranties issued during the period	9.7
Accruals related to pre-existing warranties (including changes in estimates)	(5.6)
Settlements made (in cash or in kind) during the period	(9.7)
Currency translation	1.4

Balance as of December 31, 2003	$66.5

9.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	December 31,	September 30,	December 31,
(in millions)	2003	2003	2002

Raw materials and supplies	$461.0	$435.5	$402.1
Work-in-process	108.7	105.8	105.5
Finished goods	302.6	310.9	303.7

FIFO inventories	872.3	852.2	811.3
LIFO reserve	(26.7)	(26.3)	(30.1)

Inventories	$845.6	$825.9	$781.2

10.	Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including foreign currency translation, unrealized gains and losses on equity securities, realized and unrealized gains and losses on derivatives and minimum pension liability adjustments. Comprehensive income for the three-month periods ended December 31, 2003 and 2002 was $313 million and $178 million, respectively. The difference between comprehensive income and net income for the periods presented principally represents foreign currency translation adjustments (CTA). Specifically, in the current quarter $151 million of comprehensive income was related to CTA versus $45 million in the prior year period. The current quarter CTA increase from the prior year primarily relates to the 20% strengthening of the euro year-over-year.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income (loss) account. A net loss of approximately $38 million and $16 million was recorded for the three-month periods ending December 31, 2003 and 2002, respectively.

11.	Segment Information

The Company has two operating segments, the Automotive Group and the Controls Group, which also constitute its reportable segments. The Automotive Group designs and manufactures products for motorized vehicles. The segment supplies interior systems and batteries for cars, light trucks and vans. The Controls Group provides facility systems and services including comfort, energy and security management for the non-residential buildings market. Financial information relating to the Company’s reportable segments were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months
	Ended December 31,

(in millions)	2003	2002

Sales
Automotive Group	$4,977.2	$3,941.4
Controls Group	1,406.9	1,241.9

Total	$6,384.1	$5,183.3

Operating Income
Automotive Group	$207.2	$196.1
Controls Group	54.6	51.8

Total	$261.8	$247.9

12.	Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year. The Company’s estimated annual effective tax rate declined to 29% from 31% for the prior year due to continuing global tax planning initiatives. The current quarter rate further benefited from a $17 million favorable tax settlement related to prior periods (1991-1996), resulting in an effective tax rate for the quarter of 21.6%.

13.	Contingencies

The Company is involved in a number of proceedings relating to environmental matters. Although it is difficult to estimate the liability related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

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

14.	Stock Split

On November 19, 2003, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock payable January 2, 2004 to shareholders of record on December 12, 2003. All share and per share amounts disclosed in this document have been restated to reflect the two-for-one stock split. The stock split resulted in the issuance of approximately 90.5 million additional shares of common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

stock. In connection with the stock split, the par value of the common stock was changed from $.16 2/3 per share to $.04 1/6 per share.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Johnson Controls, Inc.

We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and cash flows for each of the three-month periods ended December 31, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position as of September 30, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated October 21, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2003, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 6, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods ended December 31, 2003 and December 31, 2002

Sales

Consolidated net sales in the first quarter of fiscal 2004 were $6.4 billion, rising 23% above the prior year period sales of $5.2 billion. Double-digit growth was achieved by both the Automotive Group and the Controls Group.

Automotive Group
 Automotive Group sales in the first quarter of fiscal 2004 grew 26% to $5.0 billion from $3.9 billion in the prior year. Segment sales were up significantly in both North America and Europe.

Sales in North America increased 19% over the prior year. Interior systems sales were up 22% in the current quarter, surpassing the domestic industry production increase of 1%. The strong performance resulted from a high level of new interiors business with a variety of automakers and the Company’s involvement in platforms where demand year-over-year was above the industry average. Sales and unit shipments of automotive batteries approximated the prior year level.

Segment sales in Europe for the current year rose 44% above the comparable prior year period. Excluding the impact of currency translation and acquisitions, European sales were up 17%. The growth, which compares favorably to a slight decline in European industry production, was primarily attributable to the launch of new interiors business in the current year.

Sales in Asia and South America, which represent less than 10% of total segment sales, declined in comparison to the prior year, with lower volumes in Japan offsetting the positive impact of new business in South America.

Controls Group
 Controls Group sales in the current period were $1.4 billion, 13% above the $1.2 billion in the prior year period. Excluding the impact of currency translation, segment sales were up 6% over the prior year.

North American sales were 13% above the prior year. Sales of installed systems contracts grew 16%, with increased business in both the construction and existing buildings markets. Service sales were up 12%, primarily attributable to higher volumes of technical services and new facility management business.

Excluding the positive effects of currency translation, segment sales in Europe were approximately 6% lower compared with the prior year. Increases in technical service activity were offset by lower volumes of facility management activity and installed systems.

Sales in Asia, which represent less than 10% of segment revenue, were above the prior year, primarily attributable to the favorable impact of currency translation.

Operating Income

Consolidated operating income for the first quarter of fiscal 2004 was $262 million, up 6% from the prior year’s $248 million. Both of the Company’s operating segments reported higher operating earnings in the quarter. Operating margins were somewhat diluted by stock-based employee compensation expense of $19 million, attributable to a 23% increase in the market price of the Company’s stock in the quarter.

Automotive Group
 Automotive Group operating income was $207 million, 6% above the prior year period. The segment benefited from higher gross profits in North America and Europe, somewhat offset by higher selling, general and administrative (SG&A) expenses in all regions. In North America, gross profit was up due to increased volumes of interior systems and cost improvements within the automotive battery business. The significant increase in European gross profit was attributable to higher volumes associated with interior systems and the benefit of continued cost savings initiatives. Gross profit increases in both regions were achieved despite higher launch costs relating to the execution of a record level of new business. The segment’s increased SG&A expenses reflect currency translation and higher engineering costs.

Controls Group
 Controls Group operating income in the first quarter of the current year was $55 million, 5% higher than the prior year, despite costs associated with growth investments due to an expansion in the service workforce. Gross profit was up in North America, primarily the result of higher volumes. Excluding the impact of currency translation, European gross profit declined slightly in comparison to the prior year due to lower volumes. SG&A expenses were up, primarily due to currency translation and increased pension and health care costs.

Full Year Outlook

The Company has adjusted its full-year sales outlook to reflect the stronger than originally anticipated euro, increasing its assumed exchange rate from $1.10 to $1.20. Management now expects full-year consolidated sales to exceed the prior year by 13% to 15%. For the Automotive Group, sales are expected to be 13% to 18% above the prior year. This outlook assumes North American and European vehicle production levels will be flat to slightly higher in comparison to the prior year. Controls Group sales are projected to increase 5% to 10% above the prior year, with full year sales currently anticipated to be at the high end of the range. The estimate anticipates double-digit growth in systems installation, technical services and facility management services in the commercial market through market share expansion.

Certain of the Company’s Japanese subsidiaries have defined benefit pension plans established under the Japanese Welfare Pension Insurance Law. Recent amendments to the laws that govern pension arrangements will allow the transfer of certain pension obligations and related plan assets to the Japanese government. The Company’s Japanese subsidiaries are currently performing the steps of a process that will enable them to complete the transfers. The transfers are expected to result in a non-cash settlement gain of approximately $70-85 million in the second or third quarter of fiscal 2004. The resulting gain is dependent on several factors, including currency exchange and interest rates and the value of plan assets on the transfer date. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the gain will be reported in the Company’s Consolidated Statement of Income as a reduction of operating expenses upon completion of the transfers.

The Company expects to incur incremental operating expenses of approximately $80 million in the second quarter of fiscal 2004, reflecting its decision to accelerate cost structure improvement actions. The actions primarily relate to workforce reductions and plant consolidations. The majority of the actions will concentrate on Automotive Group operations in Europe as the Company focuses on significantly improving profitability in the region in future years. A modest portion of the actions will involve Controls Group activities.

The Company anticipates double-digit growth in consolidated operating income for 2004. For the Automotive Group, management has adjusted the segment’s full-year operating margin percentage from level with the prior year to level to slightly lower. The revision relates to the net impact of the stronger euro on consolidated margins, first quarter incremental stock-based employee compensation costs and accelerated cost reduction expenses, offset by the expected Japanese pension settlement gain. The Company continues to anticipate that the benefit of operating improvement initiatives in Europe will result in a significantly higher operating margin percentage of approximately three percent for the full year, excluding the impact of incremental cost reduction programs. For the Controls Group, management expects operating margin as a percentage of sales to be slightly below the prior year level, rather than comparable, due to the impact of the stronger euro on consolidated margins, first quarter incremental stock-based employee compensation costs and accelerated cost reduction expenses.

Orders for installed control systems in the first quarter were above the prior year for performance contracting in the domestic market. Strong domestic market sectors included education, government and health care. The new construction market remained weak in all regions except Japan.

The Controls Group backlog relates to its installed systems and technical service activity, accounted for using the percentage-of-completion method. At December 31, 2003, the unearned backlog to be executed within the next year was $1.75 billion, 6% above the prior year level of $1.65 billion, despite the high level of sales in the quarter.

Other Income/Expense

Net interest expense in the current period decreased from the prior year primarily as a result of higher levels of capitalized interest compared to the prior year and the current quarter’s lower interest rate environment. Management expects net interest expense for fiscal year 2004 to be between $105 and $110 million. Equity income for the three months ended December 31, 2003 increased approximately $10 million year-over-year due to higher earnings at certain Automotive Group joint ventures in China resulting from strong revenue and earnings growth in the quarter. Miscellaneous – net expense in the current quarter was up approximately $22 million from the prior year period. The increase reflects a $17 million gain included in the prior year related to the conversion and subsequent disposition of the Company’s investment in Donnelly Corporation, which was merged with Magna International in October 2002. In addition, the current year includes higher foreign currency related losses.

Provision for Income Taxes

The effective income tax rate for the first quarter of fiscal 2004 was 21.6% compared with 31.0% for the prior year period. The decrease was due to global tax planning initiatives and a tax settlement of $17 million received in the current quarter related to prior periods (1991-1996). The Company anticipates the fiscal year 2004 effective tax rate to be 29.0% (excluding the tax benefit related to the current quarter’s favorable tax settlement) compared with 31.0% in fiscal year 2003 as a result of the Company’s continued efforts in global tax planning initiatives.

Minority Interests in Net Earnings of Subsidiaries

Minority interests in net earnings of subsidiaries in the current quarter were comparable with the prior year. Management has increased its full-year estimate for minority interest in net earnings of subsidiaries to approximately $70 to $75 million compared to its previous estimate range of $62 to $67 million. The increase is attributable to higher operating income anticipated at certain Automotive Group joint ventures.

Net Income

Net income for the three months ended December 31, 2003 was $165 million, 17% above the prior year’s $140 million. The increased earnings were a result of higher operating and equity income, reduced net interest expense and a lower effective income tax rate, partially offset by higher miscellaneous – net expense. Diluted earnings per share for the three months ended December 31, 2003 were $0.86, up 16% from $0.74 in the comparable prior year period. All per share amounts reflect a two-for-one stock split effective January 2, 2004.

Comparison of Financial Condition

Working Capital and Cash Flow

Working capital, excluding cash and debt, of $565 million at December 31, 2003 was $86 million higher than at the fiscal year-end and $311 million higher than one year ago. The increase from year-end was due to lower accounts payable and accrued compensation and benefits at December 31, 2003. The increase from one year ago primarily reflects higher accounts receivable and other current assets and lower other current liabilities, partially offset by higher accounts payable.

Cash provided by operating activities was $247 million higher in the three-month period ended December 31, 2003 compared to December 31, 2002. The increase primarily relates to higher net income and favorable changes in working capital compared to the prior year period.

The Company uses cross-currency interest rate swaps and foreign denominated debt to hedge portions of its net investments in foreign operations. Certain of these swaps matured during the current quarter, with the Company paying $143 million upon settlement. These payments are reflected as financing activities in the Consolidated Statement of Cash Flows.

Capital Expenditures

Capital spending for property, plant and equipment for the three-month period ended December 31, 2003 was $204 million, up $97 million from the comparable prior year period. The majority of the current quarter spending was attributable to the Automotive Group. Management has increased its estimate of fiscal 2004 capital expenditures to $700 to $750 million. The increase reflects a stronger euro assumption, additional complexity associated with several new programs and revised timing of costs for certain major programs.

Capitalization

Total capitalization of $7.3 billion at December 31, 2003 included short-term debt of $0.7 billion, long-term debt (including the current portion) of $2.0 billion and shareholders’ equity of $4.6 billion. The Company’s total capitalization at September 30, 2003 and December 31, 2002 was $6.6 billion and $6.1 billion, respectively. Total debt as a percentage of total capitalization at December 31, 2003 was 37%, compared with 36% at fiscal year-end and 40% one year ago. The current quarter’s increase in the ratio of debt to total capitalization primarily relates to higher capital spending in support of future, incremental automotive business and seasonal working capital outflows. In December 2003 the Company filed a $1.5 billion universal shelf registration statement, under which the Company can issue a variety of debt and equity instruments, with the Securities and Exchange Commission.

The Company believes its capital resources and liquidity position at December 31, 2003 were adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in fiscal 2004 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

Guarantees and Off-Balance Sheet Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements, in virtually all cases, do not contain recourse provisions against the Company for its customers’ failure to pay. At December 31, 2003 the Company had sold $247 million of foreign currency trade accounts receivable. The Company’s use of these arrangements has not been a material source of liquidity for the Company. Management does not consider these arrangements to be an important part of its future financing plans.

Future Accounting Changes

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106.” The statement requires employers to provide additional disclosures regarding the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The new disclosure requirements are effective for the Company beginning with the quarter ending March 31, 2004, with a delayed effective date for certain disclosures. The Company is currently evaluating the effect of this pronouncement on its financial statement disclosures.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as, a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act if there is insufficient data, time or guidance available to ensure appropriate accounting. The FSP is effective for the Company’s second fiscal quarter. The Company is currently evaluating the impact the Act and the FSP may have on its postretirement health care plan and its financial position, results of operations and cash flows.

Cautionary Statements for Forward-Looking Information

The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks and may include words such as “believes,” “expects,” “anticipates,” “projects” or similar expressions. For those statements, the Company cautions that numerous important factors, including industry vehicle production levels, U.S. dollar exchange rates and those discussed elsewhere in this document and in the Company’s Form 8-K filing (dated January 7, 2004), could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three-month period ended December 31, 2003, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report to Shareholders for the year ended September 30, 2003.

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

There have been no changes in the Company’s internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, subsequent to the date of the evaluation.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant changes in status since the last Report.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

The registrant held its Annual Meeting of Shareholders on January 28, 2004. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement, and all such nominees (Robert L. Barnett, Willie D. Davis, Jeffrey A. Joerres and Richard F. Teerlink) were elected. Of the 79,780,413 shares voted, at least 76,043,476 shares granted authority to vote for these directors and no more than 3,736,937 shares withheld such authority.

The retention of PricewaterhouseCoopers LLP as auditors was approved by the shareholders with 76,660,162 shares voted for such appointment, 2,583,158 shares voted against and 537,093 shares abstained.

The ratification of the Long-Term Performance Plan was approved by shareholders with 63,675,001 shares voted for ratification, 6,291,096 shares voted against ratification, 982,000 shares abstained and a broker non-vote of 8,832,316 shares.

The ratification of the Executive Incentive Compensation Plan was approved by shareholders with 62,385,400 shares voted for ratification, 7,433,930 shares voted against ratification, 1,128,767 shares abstained and a broker non-vote of 8,832,316 shares.

The ratification of the 2003 Stock Plan for Outside Directors was approved by shareholders with 64,241,763 shares voted for ratification, 5,565,681 shares voted against ratification, 1,140,653 shares abstained and a broker non-vote of 8,832,316 shares.

The approval of the 2001 Restricted Stock Plan amendment was approved by shareholders with 62,164,978 shares voted for ratification, 7,606,592 shares voted against ratification, 1,176,527 shares abstained and a broker non-vote of 8,832,316 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Reference is made to the separate exhibit index contained on page 24 filed herewith.

(b)	The following Form 8-K’s were filed from the date of the Company’s Annual Report on Form 10-K, filed December 4, 2003, or thereafter through the date of this report:

(i)	The Company filed a Form 8-K on January 22, 2004 to disclose the Company’s financial results for the first quarter of fiscal 2004.

(ii)	A Form 8-K was filed January 7, 2004 to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and to provide updated disclosure of the factors that could affect any forward-looking statements made by, or on behalf of, the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC

Date: February 6, 2004	By:	/s/ Stephen A. Roell

Stephen A. Roell Senior Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

3.(i)	Articles of Amendment to Restated Articles of Incorporation of Johnson Controls, Inc., filed and effective December 12, 2003, filed herewith.

3.(ii)	Composite of Restated Articles of Incorporation of Johnson Controls, Inc., as amended through December 12, 2003, filed herewith.

10.F	Johnson Controls, Inc., Executive Incentive Compensation Plan, Deferred Option, Qualified Plan, as amended and restated effective October 1, 2003, incorporate herein by reference to Exhibit C to the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003 (Commission File No. 1-5097).

10.G	Johnson Controls, Inc., Long-Term Performance Plan, as amended and restated effective October 1, 2003, incorporated herein by reference to Exhibit B to the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003 (Commission File No. 1-5097).

10.O	Johnson Controls, Inc., 2001 Restricted Stock Plan, as amended and restated effective October 1, 2003, incorporate herein by reference to Exhibit E to the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003 (Commission File No. 1-5097).

10.S	Johnson Controls, Inc., 2003 Stock Plan for Outside Directors, effective October 1, 2003, incorporate herein by reference to Exhibit D to the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003 (Commission File No. 1-5097).

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2003.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated February 6, 2004, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.