Form 10-Q
period 2004-03-31
JOHNSON CONTROLS INC
filed 2004-05-06
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004

Common Stock $.04 1/6 Par Value	190,026,068

JOHNSON CONTROLS, INC.

FORM 10-Q

March 31, 2004

REPORT INDEX

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	March 31,	September 30,	March 31,
	2004	2003	2003
ASSETS
Cash and cash equivalents	$226.4	$136.1	$278.1
Accounts receivable — net	3,780.2	3,539.1	3,193.7
Costs and earnings in excess of billings on uncompleted contracts	349.6	323.0	279.6
Inventories	846.4	825.9	804.7
Other current assets	799.8	796.2	688.1

Current assets	6,002.4	5,620.3	5,244.2
Property, plant and equipment — net	3,204.7	2,963.4	2,633.7
Goodwill — net	3,354.5	3,162.7	3,042.2
Other intangible assets — net	321.8	316.9	287.3
Investments in partially-owned affiliates	451.0	408.1	395.0
Other noncurrent assets	783.9	655.9	427.5

Total assets	$14,118.3	$13,127.3	$12,029.9

LIABILITIES AND EQUITY
Short-term debt	$657.9	$150.5	$513.1
Current portion of long-term debt	32.2	427.8	327.7
Accounts payable	3,580.0	3,329.3	2,935.3
Accrued compensation and benefits	558.8	546.3	450.1
Accrued income taxes	69.9	58.7	99.4
Billings in excess of costs and earnings on uncompleted contracts	205.2	186.2	207.3
Other current liabilities	882.1	885.3	997.0

Current liabilities	5,986.1	5,584.1	5,529.9

Long-term debt	1,888.9	1,776.6	1,525.8
Postretirement health and other benefits	166.6	167.8	165.9
Minority interests in equity of subsidiaries	245.7	221.8	215.2
Other noncurrent liabilities	1,061.7	1,115.7	787.0
Shareholders’ equity	4,769.3	4,261.3	3,806.1

Total liabilities and equity	$14,118.3	$13,127.3	$12,029.9

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net sales
Products and systems*	$5,658.6	$4,647.9	$11,178.6	$9,063.8
Services*	961.5	855.2	1,825.6	1,622.6

	6,620.1	5,503.1	13,004.2	10,686.4
Cost of sales
Products and systems	4,953.5	4,016.0	9,755.6	7,806.3
Services	816.8	724.9	1,537.5	1,368.5

	5,770.3	4,740.9	11,293.1	9,174.8

Gross profit	849.8	762.2	1,711.1	1,511.6

Selling, general and administrative expenses	588.9	524.9	1,188.4	1,026.4

Operating income	260.9	237.3	522.7	485.2

Interest income	3.9	2.2	5.8	4.2
Interest expense	(26.4)	(29.5)	(53.6)	(58.6)
Equity income	16.3	14.6	34.1	22.9
Miscellaneous — net	(5.4)	(15.1)	(30.0)	(17.5)

Other income (expense)	(11.6)	(27.8)	(43.7)	(49.0)

Income before income taxes and minority interests	249.3	209.5	479.0	436.2

Provision for income taxes	72.2	64.8	121.9	135.2
Minority interests in net earnings of subsidiaries	19.4	12.5	34.9	28.4

Net income	$157.7	$132.2	$322.2	$272.6

Earnings available for common shareholders	$157.7	$130.3	$320.4	$268.9

Earnings per share**
Basic	$0.83	$0.73	$1.73	$1.51

Diluted	$0.82	$0.70	$1.67	$1.44

*	Products and systems consist of Automotive Group products and systems and Controls Group installed systems. Services are Controls Group technical and facility management services.

**	Prior year per share amounts have been restated to reflect a two-for-one stock split (see Note 17).

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Operating Activities
Net income	$157.7	$132.2	$322.2	$272.6

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	147.3	130.9	290.2	259.9
Amortization of intangibles	5.3	5.1	11.0	9.6
Equity in earnings of partially-owned affiliates, net of dividends received	(16.0)	(11.6)	(20.4)	(19.8)
Minority interests in net earnings of subsidiaries	19.4	12.5	34.9	28.4
Deferred income taxes	41.1	2.1	48.3	5.7
Gain on sale of long-term investment	—	—	—	(16.6)
Japanese pension settlement gain	(84.4)	—	(84.4)	—
Other	(10.7)	4.5	(7.0)	(2.7)
Changes in working capital, excluding acquisition of businesses
Receivables	(302.4)	(73.7)	(111.3)	176.1
Inventories	0.8	(8.4)	13.8	(18.5)
Other current assets	(25.4)	(25.5)	5.0	(50.1)
Accounts payable and accrued liabilities	432.6	140.2	53.9	(302.4)
Accrued income taxes	(10.1)	(58.5)	33.7	(87.0)
Billings in excess of costs and earnings on uncompleted contracts	(1.4)	8.9	12.2	12.7

Cash provided by operating activities	353.8	258.7	602.1	267.9

Investing Activities
Capital expenditures	(231.0)	(134.1)	(434.6)	(240.7)
Sale of property, plant and equipment	8.6	0.9	15.8	6.9
Acquisition of businesses, net of cash acquired	—	(11.8)	(36.6)	(230.7)
Recoverable customer engineering expenditures	(46.1)	(17.2)	(95.2)	(24.9)
Proceeds from sale of long-term investment	—	—	—	38.2
Changes in long-term investments	4.0	1.2	(0.7)	(0.7)

Cash used by investing activities	(264.5)	(161.0)	(551.3)	(451.9)

Financing Activities
(Decrease) increase in short-term debt — net	(61.3)	(98.0)	506.0	411.6
Increase in long-term debt	59.1	0.1	109.0	0.1
Repayment of long-term obligations	(106.7)	(15.2)	(530.6)	(138.0)
Payment of cash dividends	(79.9)	(62.8)	(85.3)	(68.0)
Other	23.3	4.7	40.4	(5.6)

Cash (used) provided by financing activities	(165.5)	(171.2)	39.5	200.1

(Decrease) increase in cash and cash equivalents	$(76.2)	$(73.5)	$90.3	$16.1

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report to Shareholders for the year ended September 30, 2003. The September 30, 2003 Consolidated Statement of Financial Position is derived from the audited financial statements. The results of operations for the three- and six-month periods ended March 31, 2004 are not necessarily indicative of the results which may be expected for the Company’s 2004 fiscal year because of seasonal and other factors. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.	Stock-Based Compensation — Stock Options

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FAS 123.” In accordance with SFAS No. 148, the Company has adopted the fair value recognition provisions on a prospective basis and, accordingly, the expense recognized in the three- and six-month periods ended March 31, 2004 represents a pro rata portion of the 2004 and 2003 grants which are earned over a three-year vesting period.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2004	2003	2004	2003
Net income, as reported	$157.7	$132.2	$322.2	$272.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.7	1.7	7.3	2.2
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5.3)	(3.9)	(10.8)	(7.3)

Pro forma net income	$156.1	$130.0	$318.7	$267.5

Earnings per share*
Basic — as reported	$0.83	$0.73	$1.73	$1.51

Basic — pro forma	$0.82	$0.72	$1.71	$1.48

Diluted — as reported	$0.82	$0.70	$1.67	$1.44

Diluted — pro forma	$0.81	$0.68	$1.66	$1.41

          *Prior year per share amounts have been restated to reflect a two-for-one stock split (see Note 17).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (EPS):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2004	2003	2004	2003
Income Available to Common Shareholders
Net income	$157.7	$132.2	$322.2	$272.6
Preferred stock dividends, net of tax benefit	—	(1.9)	(1.8)	(3.7)

Basic income available to common shareholders	$157.7	$130.3	$320.4	$268.9

Net income	$157.7	$132.2	$322.2	$272.6
Effect of dilutive securities:
Compensation expense, net of tax benefit, arising from assumed conversion of preferred stock	—	(0.5)	(0.1)	(1.0)

Diluted income available to common shareholders	$157.7	$131.7	$322.1	$271.6

Weighted Average Shares Outstanding*
Basic weighted average shares outstanding	189.5	178.2	185.2	178.0
Effect of dilutive securities:
Stock options	3.3	2.8	3.4	2.8
Convertible preferred stock	—	7.8	3.7	7.8

Diluted weighted average shares outstanding	192.8	188.8	192.3	188.6

Antidilutive Securities
Options to purchase common shares	0.3	0.4	0.3	0.4

*Weighted average shares outstanding for the three- and six-month periods ended March 31, 2003 have been restated to reflect a two-for-one stock split (see Note 17). See also Note 4 regarding the conversion of the Series D Convertible Preferred Stock.

4.	Conversion of Preferred Stock

Effective December 31, 2003, the Company’s Board of Directors authorized the redemption of all the outstanding Series D Convertible Preferred Stock, held in the Company’s Employee Stock Ownership Plan (ESOP), and the trustee converted the preferred stock into common shares in accordance with the terms of the preferred stock certificate. The conversion resulted in the issuance of approximately 7.5 million common shares (on a post-split basis, see Note 17) and was accounted for through a transfer from preferred stock to common stock and capital in excess of par value. The conversion of $96 million of preferred shares held by the ESOP has been reflected within Shareholders’ Equity in the Consolidated Statement of Financial Position. The conversion of these shares resulted in their inclusion in the basic weighted average common stock outstanding amount used to compute basic EPS. The conversion of preferred shares has always been assumed in the determination of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

diluted EPS. The Company’s ESOP was financed with debt issued by the ESOP, and the final ESOP debt payment was paid by the Company in December 2003.

5.	Acquisition of Businesses

On October 31, 2002, the Company acquired VARTA AG’s Automotive Battery Division, a major European automotive battery manufacturer headquartered in Germany. The Varta Automotive Battery Division (Varta) consists of VARTA Automotive GmbH and the 80% majority ownership in VB Autobatterie GmbH. Restructuring reserves related to the Varta acquisition of approximately $18 million were recorded. The majority of the reserves were established for severance costs related to workforce reductions of approximately 235 employees. Approximately $2 million of severance costs, associated with workforce reductions of approximately 20 employees, have been incurred to date. The Varta restructuring activities are expected to be completed within the current fiscal year. In the first quarter of fiscal 2004, the Company made the final payment related to the Varta acquisition of $36.6 million. In addition, the Company recorded a deferred tax adjustment in the second quarter of fiscal 2004 associated with the completion of its valuation studies which resulted in an increase in goodwill assigned to the Automotive Group of approximately $46 million.

Effective September 1, 2000, the Company completed the acquisition of Ikeda Bussan Co. Ltd., a Japanese supplier of automotive seating. As part of this acquisition, a restructuring reserve of approximately $54 million was recorded. The reserve was established for expected severance costs as the Company eliminates certain non-core activities to focus on the operation’s principal seating and interiors businesses. Seven plants and facilities have been or will be closed as part of the restructuring plan, with resulting workforce reductions of approximately 1,000 employees. Through March 31, 2004 approximately $30 million of severance costs associated with the restructuring plan were paid or incurred, and approximately 610 employees separated from the Company. In fiscal 2002, the Company recorded an adjustment to the restructuring reserve of approximately $10 million which resulted in a decrease to the goodwill assigned to the Automotive Group of approximately $6 million. The reserve balance at March 31, 2004 of approximately $14 million represents remaining severance payments to be made in accordance with underlying agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended September 30, 2003 and the six-month period ended March 31, 2004 were as follows:

	Automotive	Controls
(in millions)	Group	Group	Total
Balance as of March 31, 2003	$2,615.6	$426.6	$3,042.2
Goodwill from business acquisitions	29.4	—	29.4
Currency translation	89.5	5.0	94.5
Other	(6.9)	3.5	(3.4)

Balance as of September 30, 2003	2,727.6	435.1	3,162.7
Goodwill from business acquisitions	46.2	—	46.2
Currency translation	105.0	32.1	137.1
Other	8.3	0.2	8.5

Balance as of March 31, 2004	$2,887.1	$467.4	$3,354.5

See Note 5 for discussion of goodwill from business acquisitions.

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	March 31, 2004			September 30, 2003			March 31, 2003
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$218.9	$(78.7)	$140.2	$215.1	$(71.5)	$143.6	$216.8	$(64.0)	$152.8
Unpatented technology	87.2	(10.5)	76.7	81.5	(7.4)	74.1	62.8	(6.1)	56.7
Customer relationships	84.6	(4.9)	79.7	78.4	(3.3)	75.1	59.1	(2.7)	56.4
Miscellaneous	10.8	(6.9)	3.9	10.7	(6.3)	4.4	11.8	(6.1)	5.7

Total amortized intangible assets	401.5	(101.0)	300.5	385.7	(88.5)	297.2	350.5	(78.9)	271.6
Unamortized intangible assets
Trademarks	12.4	—	12.4	10.9	—	10.9	9.6	—	9.6
Pension asset	8.9	—	8.9	8.8	—	8.8	6.1	—	6.1

Total unamortized intangible assets	21.3	—	21.3	19.7	—	19.7	15.7	—	15.7

Total other intangible assets	$422.8	$(101.0)	$321.8	$405.4	$(88.5)	$316.9	$366.2	$(78.9)	$287.3

Excluding the impact of any future acquisitions, the Company anticipates annual amortization of other intangible assets will approximate $23 million for each of the next five years.

7.	Guarantees

At March 31, 2004, the Company had guaranteed certain financial liabilities, the majority of which relate to debt obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt, which matures in one year. Payment by the Company would be required upon default by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the unconsolidated affiliate. The maximum amount of future payments which the Company could be required to make under these guarantees at March 31, 2004 was $1.2 million.

The Company has guaranteed the residual value related to the Company aircraft accounted for as synthetic leases. The guarantees extend through the maturity of each respective underlying lease in September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values, not to exceed $53 million in aggregate. The Company has recorded a liability equal to the fair value of the guarantee of approximately $6 million within other noncurrent liabilities and a corresponding amount within other noncurrent assets in the Consolidated Statement of Financial Position relating to the Company’s obligation under the guarantees. These amounts are being amortized over the life of the guarantees.

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

The changes in the carrying amount of the total product warranty liability for the six-month period ended March 31, 2004 were as follows:

(in millions)
Balance as of September 30, 2003*	$85.2
Accruals for warranties issued during the period	19.7
Accruals related to pre-existing warranties (including changes in estimates)	(7.9)
Settlements made (in cash or in kind) during the period	(20.8)
Currency translation	1.5

Balance as of March 31, 2004	$77.7

*Adjusted to conform to current account classifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	March 31,	September 30,	March 31,
(in millions)	2004	2003	2003
Raw materials and supplies	$453.1	$435.5	$388.1
Work-in-process	116.9	105.8	131.3
Finished goods	303.0	310.9	314.7

FIFO inventories	873.0	852.2	834.1
LIFO reserve	(26.6)	(26.3)	(29.4)

Inventories	$846.4	$825.9	$804.7

10.	Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including foreign currency translation, unrealized gains and losses on equity securities, realized and unrealized gains and losses on derivatives and minimum pension liability adjustments. Comprehensive income for the three-month periods ended March 31, 2004 and 2003 was $195 million and $171 million, respectively. Comprehensive income for the six-month periods ended March 31, 2004 and 2003 was $508 million and $349 million, respectively. The difference between comprehensive income and net income for the periods presented principally represents foreign currency translation adjustments (CTA). Specifically, for the six months ended March 31, 2004, comprehensive income related to CTA was $190 million versus $91 million in the prior year. The higher CTA in the current year is primarily due to the approximate 16% year-over-year increase in the euro.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income (loss) account. Net losses of approximately $6 million and $19 million were recorded for the three-month periods ending March 31, 2004 and 2003, respectively. Net losses of approximately $45 million and $36 million were recorded for the six-month periods ending March 31, 2004 and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Management’s evaluation of the performance of the Company’s segments excludes significant restructuring costs and other significant non-recurring gains or losses. As such, the restructuring costs (see Note 13) and the pension gain (see Note 15) recorded in the second quarter of fiscal year 2004 were excluded from management’s evaluation of segment performance. Financial information relating to the Company’s reportable segments was as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2004	2003	2004	2003
Sales
Automotive Group	$5,100.3	$4,131.4	$10,077.6	$8,072.8
Controls Group	1,519.8	1,371.7	2,926.6	2,613.6

Total	$6,620.1	$5,503.1	$13,004.2	$10,686.4

Operating Income
Automotive Group (1)	$203.5	$171.3	$410.7	$367.4
Controls Group (2)	55.4	66.0	110.0	117.8

Total segment operating income	258.9	237.3	520.7	485.2

Restructuring costs	(82.4)	—	(82.4)	—
Pension gain	84.4	—	84.4	—

Consolidated operating income	$260.9	$237.3	$522.7	$485.2

(1)	Automotive Group operating income for the three and six months ended March 31, 2004 excludes $69.1 million of restructuring costs and a pension gain of $84.4 million, both of which are included within Selling, general and administrative expenses in the Consolidated Statement of Income.

(2)	Controls Group operating income for the three and six months ended March 31, 2004 excludes $13.3 million of restructuring costs included within Selling, general and administrative expenses in the Consolidated Statement of Income.

Total assets of the Automotive Group increased approximately $800 million from the $10.2 billion balance at fiscal year-end. The increase was primarily attributable to the strengthening in the euro from September 30, 2003 to March 31, 2004 and capital expenditures in the current year.

12.	Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year. The Company’s estimated annual effective tax rate declined to 29% from 31% for the prior year due to continuing global tax planning initiatives. The fiscal 2004 first quarter and the year-to-date rate further benefited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

from a $17 million favorable tax settlement related to prior periods (1991-1996), resulting in an effective tax rate for the first half of the current year of 25.4%.

13.	Restructuring Costs

In the second quarter of fiscal year 2004, the Company executed a restructuring plan involving cost structure improvement actions and recorded an $82.4 million restructuring charge included within Selling, general and administrative (SG&A) expenses in the Consolidated Statement of Income. These costs primarily relate to workforce reductions of approximately 1,500 employees in the Automotive Group and 470 employees in the Controls Group. In addition, four Automotive Group plants will be consolidated. Through March 31, 2004 approximately 375 employees from the Automotive Group and approximately 235 employees from the Controls Group have departed from the Company. Employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. A significant portion of the Automotive Group actions are concentrated in Europe as the Company focuses on significantly improving profitability in the region in future years. The Controls Group restructuring actions involve activities in North America and Europe. No further costs related to these specific actions are anticipated. The majority of the restructuring activities are expected to be completed within one year.

The following table summarizes the Company’s restructuring reserve, included within “Other current liabilities” in the Consolidated Statement of Financial Position:

(in millions)		Utilized		Balance at
	Original			March 31,
	Reserve	Cash	Noncash	2004
Employee severance and termination benefits	$74.6	$(9.4)	$—	$65.2
Writedown of long-lived assets	7.1	—	(7.1)	—
Other	0.7	(0.7)	—	—
Currency translation	—	—	0.5	0.5

	$82.4	$(10.1)	$(6.6)	$65.7

See Note 11 for restructuring charges associated with each of the Company’s operating segments.

14.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement plans are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106”:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Pension
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months		Three Months		Six Months		Six Months
	Ended March 31,		Ended March 31,		Ended March 31,		Ended March 31,
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$14.3	$13.1	$7.0	$5.5	$28.6	$26.2	$13.7	$10.8
Interest cost	20.5	19.0	9.9	7.5	41.0	38.0	19.7	14.7
Employee contributions	—	—	(1.1)	(0.8)	—	—	(2.1)	(1.5)
Expected return on plan assets	(26.0)	(23.6)	(6.7)	(5.0)	(52.0)	(47.2)	(13.1)	(9.7)
Amortization of transitional asset	(0.7)	(0.7)	—	0.1	(1.4)	(1.4)	—	0.2
Amortization of net actuarial loss	2.6	0.2	0.9	1.1	5.2	0.4	1.7	2.2
Amortization of prior service cost	0.3	0.5	—	—	0.6	1.0	—	—
Curtailment (gain) loss	—	(0.1)	—	0.1	—	(0.2)	—	0.2
Recognition of unrealized loss associated with transfer of Japanese pension obligation	—	—	1.2	—	—	—	1.2	—

Net periodic benefit cost*	$11.0	$8.4	$11.2	$8.5	$22.0	$16.8	$21.1	$16.9

*The net periodic benefit cost of the non-U.S. plans for the three- and six-month periods ended March 31, 2004 excludes the non-cash Japanese pension settlement gain of $85.6 million recorded in the second quarter of fiscal 2004 (see Note 15).

The Company anticipates contributing approximately $11 million to the pension plans during fiscal 2004 after considering the impact of the Pension Funding Equity Act of 2004. Of this amount, approximately $9 million has been contributed through March 31, 2004.

	Postretirement Health and Other
	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2004	2003	2004	2003

Service cost	$1.3	$1.2	$2.6	$2.4
Interest cost	2.8	2.8	5.6	5.6
Amortization of net actuarial loss	0.3	0.2	0.6	0.4
Amortization of prior service cost	(0.6)	(0.6)	(1.2)	(1.2)

Net periodic benefit cost	$3.8	$3.6	$7.6	$7.2

15.	Japanese Pension Settlement Gain

During the second quarter of fiscal 2004, the Company recorded a pension gain related to certain of the Company’s Japanese pension plans established under the Japanese Welfare Pension Insurance Law. In accordance with recent amendments to this law, the Company completed the transfer of certain pension obligations and related plan assets to the Japanese government which resulted in a non-cash settlement gain of $84.4 million recorded within SG&A expenses in the Consolidated Statement of Income. The excess of benefit obligations over plan assets (funded status) of the Company’s non-U.S. pension plans decreased $85.6 million as a result of the transfer.

16.	Contingencies

The Company is involved in a number of proceedings involving environmental matters. Although it is difficult to estimate the liability related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

17.	Stock Split

On November 19, 2003, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock payable January 2, 2004 to shareholders of record on December 12, 2003. All prior year share and per share amounts disclosed in this document have been restated to reflect the two-for-one stock split. The stock split resulted in the issuance of approximately 90.5 million additional shares of common stock. In connection with the stock split, the par value of the common stock was changed from $.16 2/3 per share to $.04 1/6 per share.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Johnson Controls, Inc.

We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the three- and six-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
May 6, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter of fiscal 2004, the Company recorded an $84.4 million non-cash pension gain (see Note 15) within Selling, general and administrative (SG&A) expenses in the Consolidated Statement of Income. Also included within SG&A expenses in the second quarter of the current year were $82.4 million of restructuring costs (see Note 13). Management’s evaluation of the performance of the Company’s segments excludes significant restructuring costs and other significant non-recurring gains or losses. As such, the restructuring costs and the pension gain were excluded from management’s evaluation of segment performance. Accordingly, all current year segment amounts discussed below exclude the pension gain and restructuring costs recorded in the second quarter of fiscal 2004.

Comparison of Operating Results for the Three-Month Periods ended March 31, 2004 and March 31, 2003

Sales

The Company’s consolidated net sales for the three-month periods ended March 31, 2004 and 2003 were as follows:

(in millions)	2004	2003	% change
Automotive Group	$5,100.3	$4,131.4	23%
Controls Group	1,519.8	1,371.7	11%

Total	$6,620.1	$5,503.1	20%

Consolidated net sales in the second quarter of fiscal 2004 grew 20% above the prior year period. Excluding the effects of currency translation, current quarter sales were up 13%. This growth was largely attributable to new business in both the Automotive Group and the Controls Group segments.

Automotive Group
 Sales for the three months ended March 31, 2004 were $5.1 billion, rising 23% above the prior year’s $4.1 billion. Double-digit sales growth was achieved in virtually all geographic regions.

Sales in North America were 16% higher than the prior year period. Interior systems sales grew 16% over the prior year despite the slight decline in North American light vehicle production. The Company’s strong growth reflects a high level of new interior systems business and involvement in platforms where demand year-over-year was above the industry average. Second quarter battery sales in North America increased 10%, due to higher unit shipments to virtually all major aftermarket customers.

European sales rose 34% over the comparable period in the prior year. Excluding the impact of currency translation and acquisitions, European sales were 14% higher than the prior year period. Sales of interior systems, excluding the impact of currency translation, increased 15%, which compares favorably to the slight decline in European light vehicle production in the current quarter. The growth was achieved through the launch of new business and increased volumes at a variety of vehicle manufacturers. Battery sales in Europe, excluding the impact of currency translation, were up 9% over the prior year quarter reflecting higher aftermarket volumes.

Segment sales in Asia and South America, which represent less than 10% of total segment sales, were up over the prior year period due to higher volumes in the Pacific Rim and South America.

Controls Group
 Sales in the second quarter of the current year were $1.5 billion, 11% above the prior year period. Excluding the impact of currency translation, segment sales were up 5%.

North American sales were 6% above the prior year period. While sales of installed systems to the construction market were approximately flat, sales of technical and facility management services were up 8%. Higher service sales were driven by new contracts and increased activity in the commercial facility management business.

Sales in Europe, excluding the impact of currency translation, were 2% above the prior year. The growth was attributable to higher volumes in all major customer offerings.

Sales in the Asian markets, which represent less than 10% of segment revenue, were above the prior year, primarily due to increased facility management activities and the impact of foreign currency translation.

Operating Income

The Company’s operating income for the three-month periods ended March 31, 2004 and 2003 was as follows:

(in millions)	2004	2003	% change
Automotive Group (1)	$203.5	$171.3	19%
Controls Group (2)	55.4	66.0	-16%

Total segment operating income	258.9	237.3

Restructuring costs	(82.4)	—
Pension gain	84.4	—

Consolidated operating income	$260.9	$237.3	10%

(1)	Automotive Group operating income for the three months ended March 31, 2004 excludes $69.1 million of restructuring costs and a pension gain of $84.4 million, both of which are included within SG&A expenses in the Consolidated Statement of Income.

(2)	Controls Group operating income for the three months ended March 31, 2004 excludes $13.3 million of restructuring costs included within SG&A expenses in the Consolidated Statement of Income.

Automotive Group
 Automotive Group operating income in the second quarter was $204 million, up 19% from the prior year period. Despite the North American increase in sales of 16%, gross profit in North America was up only slightly due to lower production schedules for the Company’s more mature vehicle programs combined with increased launch costs and higher lead and steel costs. European gross profit was up significantly in comparison to the prior year quarter. The improvement was a result of higher volumes, operating efficiencies and the integration savings resulting from the consolidation of the Company’s two recently acquired German battery companies. These benefits were partially offset by higher launch costs associated with the execution of new business. The segment’s SG&A expenses were up across all regions primarily due to higher engineering costs, increased pension and health care costs and the impact of currency translation.

Controls Group
 Controls Group operating income in the second quarter of fiscal 2004 was $55 million, down 16% from $66 million in the prior year quarter. In North America, gross profit was slightly above the prior year. The benefits from higher service volumes and new facility management business were partially offset by lower margin percentages due to a competitive new construction environment. European gross profit was up over the prior year period, however, excluding the impact of currency translation, gross profit declined slightly primarily due to the weak construction and technical service markets in this region. Offsetting higher gross profits were higher SG&A expenses worldwide reflecting investments related to sales force additions in the technical service business, increased pension and health care costs and the impact of currency translation.

Restructuring Costs

In the second quarter of fiscal 2004, the Company executed a restructuring plan involving cost structure improvement actions and recorded an $82.4 million restructuring charge within SG&A expenses in the Consolidated Statement of Income. These costs primarily relate to workforce reductions and plant consolidations. A significant portion of the Automotive Group actions are concentrated in Europe as the Company focuses on significantly improving profitability in the region in the future years. The Controls Group restructuring activities are split between North America and Europe. The majority of the restructuring activities are expected to be completed within one year. No further costs related to these specific actions are anticipated. The cost savings associated with these restructuring activities will be substantially offset by the costs of the Company’s on-going cost reduction initiatives in the second half of fiscal 2004.

Japanese Pension Settlement Gain

During the second quarter of fiscal 2004, the Company recorded a pension gain related to certain of the Company’s Japanese pension plans established under the Japanese Welfare Pension Insurance Law. In accordance with recent amendments to this law, the Company completed the transfer of certain pension obligations and related plan assets to the Japanese government which resulted in a non-cash settlement gain of $84.4 million recorded within SG&A expenses in the Consolidated Statement of Income. The Company’s funded status of its non-U.S. pension plans increased $85.6 million as a result of the transfer of these pension obligations and related plan assets.

Other Income/Expense

Net interest expense in the second quarter of the current year decreased approximately $5 million from the prior year period due to the current year’s lower interest rate environment. Equity income in the second quarter of fiscal 2004 was approximately $2 million above the prior year quarter, reflecting continued growth in the Automotive Group’s Chinese joint ventures. Miscellaneous — net expense in the current quarter was approximately $10 million lower year-over-year. The decrease was primarily due to net currency gains in the current quarter in contrast to net currency losses in the prior year period.

Provision for Income Taxes

The Company’s effective income tax rate for the second quarter of fiscal 2004 was 29.0% compared with 31.0% for the prior year period. The decrease was due to global tax planning initiatives.

Minority Interests in Net Earnings of Subsidiaries

Minority interests in net earnings of subsidiaries in the current quarter increased approximately $7 million above the prior year, primarily due to higher earnings at certain Automotive Group joint ventures in North America.

Net Income

Net income of $158 million for the three months ended March 31, 2004 exceeded the prior year by 19%. The increased earnings were a result of higher operating income, lower net interest expense, reduced miscellaneous-net expense and a lower effective income tax rate, partially offset by higher minority interests in net earnings of subsidiaries. Diluted earnings per share for the three months ended March 31, 2004 were $0.82, up 17% from $0.70 in the comparable prior year period. The prior year per share amount has been restated to reflect a two-for-one stock split effective January 2, 2004 (see Note 17).

Comparison of Operating Results for the Six-Month Periods ended March 31, 2004 and March 31, 2003

Sales

The Company’s consolidated net sales for the six-month periods ended March 31, 2004 and 2003 were as follows:

(in millions)	2004	2003	% change
Automotive Group	$10,077.6	$8,072.8	25%
Controls Group	2,926.6	2,613.6	12%

Total	$13,004.2	$10,686.4	22%

Consolidated net sales in the first six months of the current year reached $13.0 billion, 22% higher than the prior year’s $10.7 billion. Excluding the impact of currency translation, current year sales grew 14% over the prior year.

Automotive Group
 Sales were $10.1 billion in the first half of fiscal 2004, rising 25% above the prior year.

North American sales were up 17% from one year ago. Interior systems sales grew 19% above the prior year, surpassing the flat North American light vehicle production level in the period. The strong performance reflects new interior systems business and involvement in platforms where demand year-over-year was above the industry average. North American battery sales increased 7% from the prior year period, reflecting increased market share and higher volumes.

Excluding the impact of currency translation and acquisitions, European segment sales for the six months ended March 31, 2004 grew 17% above the prior year period. While European light vehicle production was slightly down in the first half of fiscal 2004, interior systems sales increased 16%. The growth was primarily attributable to higher volumes and the launch of several new platforms. European battery sales, excluding the impact of currency translation, increased 11% over the prior year period reflecting higher volumes.

Automotive Group sales in the Asian and South American markets, which represent less than 10% of total segment sales, were up over the same period one year ago due to higher volumes in the Pacific Rim and South America.

Controls Group
 Sales in the first half of fiscal 2004 reached $2.9 billion, a 12% increase over the prior year’s $2.6 billion. Sales grew 5% excluding the impact of currency translation.

Sales in North America were up 10% over the first half of the prior year. Sales growth was achieved across all lines of business. Sales of installed systems increased 9% in both the construction and existing buildings markets. Sales of technical and facility management services were up 10% due to increased activity and new contracts associated with the commercial facility management business.

Excluding the impact of currency translation, sales in Europe decreased 2% in comparison to the prior year period. New facility management contracts and increased technical service activity were offset by lower volumes of installed systems.

Sales in Asia, which represent less than 10% of segment revenue, were above the prior year, primarily due to increased facility management activities and the impact of foreign currency translation.

Operating Income

The Company’s operating income for the six-month periods ended March 31, 2004 and 2003 was as follows:

			%
(in millions)	2004	2003	change
Automotive Group (1)	$410.7	$367.4	12%
Controls Group (2)	110.0	117.8	(7)%

Total segment operating income	520.7	485.2

Restructuring costs	(82.4)	—
Pension gain	84.4	—

Consolidated operating income	$522.7	$485.2	8%

(1)	Automotive Group operating income for the six months ended March 31, 2004 excludes $69.1 million of restructuring costs and a pension gain of $84.4 million, both of which are included within SG&A expenses in the Consolidated Statement of Income.

(2)	Controls Group operating income for the six months ended March 31, 2004 excludes $13.3 million of restructuring costs included within SG&A expenses in the Consolidated Statement of Income.

Operating margins were diluted by stock-based employee compensation expense of $24 million, attributable to a 27% increase in the market price of the Company’s stock in the first six months of the current year.

Automotive Group
 Operating income was $411 million in the first six months of fiscal 2004, 12% above the comparable prior year period. In North America, gross profit was slightly above the prior year reflecting the benefits of new business and increased volumes in the period partially offset by the segment’s higher raw material costs for steel and lead. Gross profit in Europe increased significantly over the prior year. The results were attributable to higher volumes, performance improvements achieved by interior systems and the integration savings achieved within the battery business. North America and Europe achieved higher gross profits despite increased launch costs in both regions associated with the execution of new business. SG&A expenses were up in virtually all regions due to higher engineering costs, increased pension and health care costs, higher stock-based employee compensation costs and the impact of currency translation.

Controls Group
 Controls Group operating income of $110 million for the first half of fiscal 2004, declined 7% from $118 million in the prior year. Gross profit in North America was slightly above the prior year reflecting higher volumes across all lines of business and new facility management business partially offset by lower margin percentages due to the competitive new construction environment. European gross profit was up in comparison to the prior year, however, excluding the impact of currency translation, gross profit declined slightly, primarily reflecting lower margin percentages associated with the construction market in this region. The higher gross profits were offset by increased SG&A expenses worldwide primarily due to investments related to sales force additions in the technical service business, increased pension and health care costs, higher stock-based employee compensation costs and the impact of currency translation.

Full Year Outlook

The Company has adjusted its full-year sales outlook to reflect the stronger than originally anticipated euro, increasing its assumed exchange rate from $1.10 to $1.20. Management expects full-year consolidated sales to exceed the prior year by 13% to 15%. For the Automotive Group, sales are expected to be 13% to 18% above the prior year. This outlook assumes North American and European light vehicle production levels will be flat to slightly higher in comparison to the prior year. Controls Group sales are projected to increase 10% to 12% above the prior year. The estimate anticipates double-digit growth in systems installation, technical services and facility management services in the commercial market through market share expansion.

The Company anticipates double-digit growth in consolidated operating income for 2004. For the Automotive Group, management expects the segment’s full-year operating margin percentage to be level to slightly lower than the prior year. The Company anticipates that the benefit of operating improvement initiatives in Europe will result in a significantly higher operating margin percentage of approximately three percent for the full year, excluding the impact of restructuring costs recorded in the second quarter of fiscal 2004. However, the segment’s operating margin is expected to be impacted by the stronger euro on consolidated margins and incremental stock-based employee compensation costs. For the Controls Group, management expects operating margin as a percentage of sales to be slightly below the prior year level due to the impact of the stronger euro on consolidated margins and incremental stock-based employee compensation costs.

Orders for installed control systems in the first half of the current year were strongest from the domestic new construction and European existing buildings markets. Strong domestic new construction market sectors included education and health care.

The Controls Group backlog relates to its installed systems and technical service activity, accounted for using the percentage-of-completion method. At March 31, 2004, the unearned backlog to be executed within the next year was $1.84 billion, 8% above the prior year level of $1.70 billion, despite the strong revenue growth in the current year.

Other Income/Expense

The Company’s net interest expense in the first half of the current year was down approximately $7 million from the prior year primarily due to higher levels of capitalized interest compared to the prior year and the current year’s lower interest rate environment. Management expects net interest expense for fiscal year 2004 to be between $105 and $110 million. Equity income for the six months ended March 31, 2004 increased approximately $11 million year-over-year due to higher earnings at certain Automotive Group joint ventures in China resulting from strong revenue and earnings growth. Miscellaneous — net expense in the first half of fiscal 2004 was up approximately $13 million from the prior year period. The increase primarily relates to a $17 million gain included in the prior year related to the conversion and subsequent disposition of the Company’s investment in Donnelly Corporation, which was merged with Magna International in October 2002.

Provision for Income Taxes

The effective income tax rate for the first six months of fiscal 2004 was 25.4% compared with 31.0% for the prior year period. The decrease was due to global tax planning initiatives and a tax settlement of $17 million received in the first quarter related to prior periods (1991-1996). The Company anticipates the fiscal year 2004 effective tax rate to be 29.0% (excluding the tax benefit related to the first quarter’s favorable tax settlement) compared with 31.0% in fiscal year 2003 as a result of the Company’s continued efforts in global tax planning initiatives.

Minority Interests in Net Earnings of Subsidiaries

Minority interests in net earnings of subsidiaries in the current year were approximately $7 million above the prior year, primarily due to higher earnings at certain Automotive Group joint ventures in North America. Management’s full-year estimate for minority interest in net earnings of subsidiaries is approximately $75 to $80 million. The increase is attributable to higher operating income anticipated at certain Automotive Group joint ventures.

Net Income

Net income for the six months ended March 31, 2004 was $322 million, 18% above the prior year’s $273 million. The increased earnings were a result of higher operating and equity income, reduced net interest expense and a lower effective income tax rate. Diluted earnings per share for the six months ended March 31, 2004 were $1.67, up 16% from $1.44 in the comparable prior year period. The prior year per share amount has been restated to reflect a two-for-one stock split effective January 2, 2004 (see Note 17).

Comparison of Financial Condition

Working Capital and Cash Flow

Working capital, excluding cash and debt, of $480 million at March 31, 2004 was level with fiscal year-end and $203 million higher than one year ago. The increase from one year ago primarily reflects higher accounts receivable and other current assets and lower other current liabilities, partially offset by higher accounts payable and other accrued compensation and benefits.

Cash provided by operating activities was $354 million and $602 million in the three- and six-month periods ended March 31, 2004, respectively. In comparison to the three- and six-month periods in the prior year, the current year amounts were $95 million and $334 million higher, respectively. The increase primarily relates to higher net income and favorable changes in working capital compared to the prior year periods.

The Company uses cross-currency interest rate swaps and foreign denominated debt to hedge portions of its net investments in foreign operations. Certain of these swaps were renewed at their current market rate during the first quarter of the current year, with the Company paying $143 million upon settlement. These payments are reflected as financing activities in the Consolidated Statement of Cash Flows.

Capital Expenditures

Capital spending for property, plant and equipment in the second quarter of fiscal 2004 was $231 million, an increase of $97 million from the comparable prior year period. For the six months ended March 31, 2004, capital spending was $435 million, up $194 million from the same period in the prior year. The higher spending in the current year was mainly due to the timing of expenditures within the Automotive Group. Management’s full year estimate for capital expenditures is approximately $750 million.

Capitalization

Total capitalization of $7.3 billion at March 31, 2004 included short-term debt of $0.6 billion, long-term debt (including the current portion) of $1.9 billion and shareholders’ equity of $4.8 billion. The Company’s total capitalization at September 30, 2003 and March 31, 2003 was $6.6 billion and $6.2 billion, respectively. Total debt as a percentage of total capitalization at March 31, 2004 was 35%, compared with 36% at fiscal year-end and 38% one year ago. The current year’s decrease in the ratio of debt-to-total capitalization primarily reflects working capital improvements compared with the prior year and the current year impact of the euro on Shareholders’ equity.

In December 2003 the Company filed a $1.5 billion universal shelf registration statement, under which the Company can issue a variety of debt and equity instruments, with the Securities and Exchange Commission effective March 26, 2004.

The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at March 31, 2004 were adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

Guarantees and Off-Balance Sheet Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements, in virtually all cases, do not contain recourse provisions against the Company for its customers’ failure to pay. At March 31, 2004 and September 30, 2003 the Company had sold $274 million and $131 million, respectively, of foreign currency trade accounts receivable. The Company’s use of these arrangements has not been a material source of liquidity for the Company. Management does not consider these arrangements to be an important part of its future financing plans.

Accounting Change

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as, a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act if there is insufficient data, time or guidance available to ensure appropriate accounting. The Company is a sponsor of postretirement health care plans that provide prescription drug benefits. In accordance with this FSP, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plans. The specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information. The FSP is effective for the Company’s financial statements for fiscal years ending after December 7, 2003. The Company has elected to defer accounting for the Act in accordance with the one-time election until authoritative guidance on the appropriate accounting is issued.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the six-month period ended March 31, 2004, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report to Shareholders for the year ended September 30, 2003.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company entered into an Equity Swap Agreement, dated as of March 18, 2004, with Citibank, N.A. (“Citibank”). Citibank has advised the Company that in connection with the Agreement it may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to an aggregate of $135 million. The Company intends to report those purchases pursuant to Item 703(a) of Regulation S-K, but in doing so the Company does not admit that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank will purchase any shares on behalf of the Company. The expiration date of the Equity Swap Agreement is not currently determinable.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 28, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Reference is made to the separate exhibit index contained on page 29 filed herewith.

(b)	The following Form 8-K’s were filed from the date of the Company’s Quarterly Report on Form 10-Q, filed February 6, 2004, or thereafter through the date of this report:

(i)	The Company filed a Form 8-K on April 16, 2004 to disclose the Company’s financial results for the second quarter of fiscal 2004.

(ii)	A Form 8-K was filed April 16, 2004 to disclose the Company’s slide presentation for the fiscal 2004 second quarter analyst conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: May 6, 2004	By:	/s/ Stephen A. Roell
Stephen A. Roell
Senior Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2004.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated May 6, 2004, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.