Form 10-Q
period 2004-06-30
JOHNSON CONTROLS INC
filed 2004-08-05
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common Stock $.04 1/6 Par Value	190,250,015

JOHNSON CONTROLS, INC.

FORM 10-Q

June 30, 2004

REPORT INDEX

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions; unaudited)

	June 30,	September 30,	June 30,
	2004	2003	2003
ASSETS
Cash and cash equivalents	$120.8	$136.1	$253.7
Accounts receivable — net	3,814.7	3,539.1	3,445.6
Costs and earnings in excess of billings on uncompleted contracts	330.9	323.0	269.4
Inventories	878.7	825.9	877.6
Other current assets	767.3	796.2	773.6

Current assets	5,912.4	5,620.3	5,619.9

Property, plant and equipment — net	3,208.1	2,963.4	2,861.0
Goodwill — net	3,321.0	3,162.7	3,094.4
Other intangible assets — net	315.6	316.9	299.7
Investments in partially-owned affiliates	429.5	408.1	395.1
Other noncurrent assets	785.8	655.9	630.3

Total assets	$13,972.4	$13,127.3	$12,900.4

LIABILITIES AND EQUITY
Short-term debt	$415.5	$150.5	$662.6
Current portion of long-term debt	21.9	427.8	532.5
Accounts payable	3,562.6	3,329.3	3,170.0
Accrued compensation and benefits	610.6	546.3	522.0
Accrued income taxes	63.2	58.7	82.3
Billings in excess of costs and earnings on uncompleted contracts	195.3	186.2	199.9
Other current liabilities	905.5	885.3	1,025.2

Current liabilities	5,774.6	5,584.1	6,194.5

Long-term debt	1,834.7	1,776.6	1,294.9
Postretirement health and other benefits	165.3	167.8	165.8
Minority interests in equity of subsidiaries	251.8	221.8	215.5
Other noncurrent liabilities	1,028.4	1,115.7	909.2
Shareholders’ equity	4,917.6	4,261.3	4,120.5

Total liabilities and equity	$13,972.4	$13,127.3	$12,900.4

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net sales
Products and systems*	$5,872.6	$5,114.6	$17,051.2	$14,178.4
Services*	919.7	845.3	2,745.3	2,467.9

	6,792.3	5,959.9	19,796.5	16,646.3
Cost of sales
Products and systems	5,111.3	4,418.1	14,866.9	12,224.4
Services	773.1	706.1	2,310.6	2,074.6

	5,884.4	5,124.2	17,177.5	14,299.0

Gross profit	907.9	835.7	2,619.0	2,347.3

Selling, general and administrative expenses	543.2	519.4	1,731.6	1,545.8

Operating income	364.7	316.3	887.4	801.5

Interest income	3.2	3.1	9.0	7.3
Interest expense	(24.3)	(26.5)	(77.9)	(85.1)
Equity income	18.4	14.6	52.5	37.5
Miscellaneous — net	(21.6)	(11.7)	(51.6)	(29.2)

Other income (expense)	(24.3)	(20.5)	(68.0)	(69.5)

Income before income taxes and minority interests	340.4	295.8	819.4	732.0

Provision for income taxes	98.7	91.7	220.6	226.9
Minority interests in net earnings of subsidiaries	19.4	14.1	54.3	42.5

Net income	$222.3	$190.0	$544.5	$462.6

Earnings available for common shareholders	$222.3	$188.2	$542.7	$457.1

Earnings per share**
Basic	$1.17	$1.05	$2.90	$2.56

Diluted	$1.15	$1.00	$2.83	$2.44

*	Products and systems consist of Automotive Group products and systems and Controls Group installed systems. Services are Controls Group technical and facility management services.

**	Prior year per share amounts have been restated to reflect a two-for-one stock split (see Note 17).

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Operating Activities
Net income	$222.3	$190.0	$544.5	$462.6

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	144.8	138.6	435.0	398.5
Amortization of intangibles	5.3	5.3	16.3	14.9
Equity in earnings of partially-owned affiliates, net of dividends received	29.3	5.9	8.9	(13.9)
Minority interests in net earnings of subsidiaries	19.4	14.1	54.3	42.5
Deferred income taxes	(11.1)	13.1	37.2	18.8
Gain on sale of long-term investment	—	—	—	(16.6)
Pension contributions in excess of expense	—	(238.1)	—	(238.1)
Japanese pension settlement gain	—	—	(84.4)	—
Other	11.3	(9.5)	7.8	(10.0)
Changes in working capital, excluding acquisition of businesses
Receivables	(73.3)	(48.8)	(184.6)	127.3
Inventories	(39.6)	(35.6)	(25.8)	(54.1)
Other current assets	30.0	(15.5)	32.4	(67.8)
Accounts payable and accrued liabilities	90.4	97.9	144.3	(204.5)
Accrued income taxes	24.8	22.6	58.5	(64.4)
Billings in excess of costs and earnings on uncompleted contracts	(7.7)	(12.1)	4.5	0.6

Cash provided by operating activities	445.9	127.9	1,048.9	395.8

Investing Activities
Capital expenditures	(187.9)	(170.8)	(622.5)	(411.5)
Sale of property, plant and equipment	3.5	0.2	19.3	7.1
Acquisition of businesses, net of cash acquired	—	(37.4)	(36.6)	(268.1)
Recoverable customer engineering expenditures	(1.0)	(13.9)	(96.2)	(38.8)
Proceeds from sale of long-term investment	—	—	—	38.2
Changes in long-term investments	(20.9)	19.4	(22.5)	18.7

Cash used by investing activities	(206.3)	(202.5)	(758.5)	(654.4)

Financing Activities
(Decrease) increase in short-term debt — net	(241.0)	130.8	265.0	542.4
Increase in long-term debt	86.8	4.9	195.8	5.0
Repayment of long-term debt	(147.4)	(59.1)	(678.0)	(197.1)
Payment of cash dividends	(42.6)	(34.1)	(127.9)	(102.1)
Other	(1.0)	7.7	39.4	2.1

Cash (used) provided by financing activities	(345.2)	50.2	(305.7)	250.3

(Decrease) in cash and cash equivalents	$(105.6)	$(24.4)	$(15.3)	$(8.3)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report to Shareholders for the year ended September 30, 2003. The September 30, 2003 Consolidated Statement of Financial Position is derived from the audited financial statements. The results of operations for the three- and nine-month periods ended June 30, 2004 are not necessarily indicative of the results which may be expected for the Company’s 2004 fiscal year because of seasonal and other factors. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.	Stock-Based Compensation — Stock Options

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FAS 123.” In accordance with SFAS No. 148, the Company has adopted the fair value recognition provisions on a prospective basis and, accordingly, the expense recognized in the three- and nine-month periods ended June 30, 2004 represents a pro rata portion of the 2004 and 2003 stock option grants which are earned over a three-year vesting period.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in millions)	2004	2003	2004	2003
Net income, as reported	$222.3	$190.0	$544.5	$462.6
Add: Stock option expense included in reported net income, net of related tax effects	3.7	1.6	11.1	3.8
Deduct: Total stock option expense determined under the fair value based method for all stock option awards, net of related tax effects	(5.1)	(3.9)	(15.9)	(11.2)

Pro forma net income	$220.9	$187.7	$539.7	$455.2

Earnings per share*
Basic — as reported	$1.17	$1.05	$2.90	$2.56

Basic — pro forma	$1.16	$1.04	$2.88	$2.52

Diluted — as reported	$1.15	$1.00	$2.83	$2.44

Diluted — pro forma	$1.15	$0.99	$2.80	$2.40

*	Prior year per share amounts have been restated to reflect a two-for-one stock split (see Note 17).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (EPS):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in millions)	2004	2003	2004	2003
Income Available to Common Shareholders
Net income	$222.3	$190.0	$544.5	$462.6
Preferred stock dividends, net of tax benefit	—	(1.8)	(1.8)	(5.5)

Basic income available to common shareholders	$222.3	$188.2	$542.7	$457.1

Net income	$222.3	$190.0	$544.5	$462.6

Effect of dilutive securities:
Compensation expense, net of tax benefit, arising from assumed conversion of preferred stock	—	(0.5)	(0.1)	(1.5)

Diluted income available to common shareholders	$222.3	$189.5	$544.4	$461.1

Weighted Average Shares Outstanding*
Basic weighted average shares outstanding	190.2	178.8	186.9	178.2
Effect of dilutive securities:
Stock options	2.7	3.0	3.1	3.0
Convertible preferred stock	—	7.6	2.5	7.6

Diluted weighted average shares outstanding	192.9	189.4	192.5	188.8

Antidilutive Securities
Options to purchase common shares	0.4	0.3	0.4	0.3

*	Weighted average shares outstanding for the three- and nine-month periods ended June 30, 2003 have been restated to reflect a two-for-one stock split (see Note 17). See also Note 4 regarding the conversion of the Series D Convertible Preferred Stock.

4.	Conversion of Preferred Stock

Effective December 31, 2003, the Company’s Board of Directors authorized the redemption of all the outstanding Series D Convertible Preferred Stock, held in the Company’s Employee Stock Ownership Plan (ESOP), and the ESOP trustee converted the preferred stock into common shares in accordance with the terms of the preferred stock certificate. The conversion resulted in the issuance of approximately 7.5 million common shares (on a post-split basis, see Note 17) and was accounted for through a transfer from preferred stock to common stock and capital in excess of par value. The conversion of $96 million of preferred shares held by the ESOP has been reflected within Shareholders’ Equity in the Consolidated Statement of Financial Position. The conversion of these shares resulted in their inclusion in the basic weighted average common shares outstanding amount used to compute basic EPS. The conversion of preferred shares has always been assumed in the determination of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

diluted EPS. The Company’s ESOP was financed with debt issued by the ESOP, and the final ESOP debt payment was paid by the Company in December 2003.

5.	Acquisition of Businesses

On October 31, 2002, the Company acquired VARTA AG’s Automotive Battery Division, a major European automotive battery manufacturer headquartered in Germany. The Varta Automotive Battery Division (Varta) consists of VARTA Automotive GmbH and the 80% majority ownership in VB Autobatterie GmbH. Restructuring reserves related to the Varta acquisition of approximately $18 million were recorded. The majority of the reserves were established for severance costs related to workforce reductions of approximately 235 employees. Approximately $7 million of severance costs, associated with workforce reductions of approximately 40 employees, have been incurred to date. The majority of the Varta restructuring activities are expected to be completed within the current fiscal year. In the first quarter of fiscal 2004, the Company made the final payment related to the Varta acquisition of $36.6 million. In addition, the Company recorded a deferred income tax adjustment in the second quarter of fiscal 2004 associated with the completion of its valuation studies which resulted in an increase in goodwill assigned to the Automotive Group of approximately $46 million.

Effective September 1, 2000, the Company completed the acquisition of Ikeda Bussan Co. Ltd., a Japanese supplier of automotive seating. As part of this acquisition, a restructuring reserve of approximately $54 million was recorded. The reserve was established for expected severance costs as the Company eliminates certain non-core activities to focus on the operation’s principal seating and interiors businesses. Seven plants and facilities have been or will be closed as part of the restructuring plan, with resulting workforce reductions of approximately 1,000 employees. Through June 30, 2004 approximately $33 million of severance costs were paid or incurred, and approximately 650 employees separated from the Company. In fiscal 2002, the Company recorded an adjustment to the restructuring reserve of approximately $10 million which resulted in a decrease to the goodwill assigned to the Automotive Group of approximately $6 million. The reserve balance at June 30, 2004 of approximately $11 million primarily represents remaining severance payments to be made in accordance with underlying agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended September 30, 2003 and the nine-month period ended June 30, 2004 were as follows:

	Automotive	Controls
(in millions)	Group	Group	Total
Balance as of June 30, 2003	$2,651.7	$442.7	$3,094.4
Goodwill from business acquisitions	79.4	—	79.4
Currency translation	3.7	(11.1)	(7.4)
Other	(7.2)	3.5	(3.7)

Balance as of September 30, 2003	2,727.6	435.1	3,162.7
Goodwill from business acquisitions	56.4	—	56.4
Currency translation	75.3	16.6	91.9
Other	9.8	0.2	10.0

Balance as of June 30, 2004	$2,869.1	$451.9	$3,321.0

See Note 5 for discussion of goodwill from business acquisitions in fiscal 2004.

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	June 30, 2004			September 30, 2003			June 30, 2003
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$233.6	$(82.8)	$233.6	$215.1	$(71.5)	$143.6	$224.9	$(69.7)	$155.2
Unpatented technology	74.2	(10.8)	74.2	81.5	(7.4)	74.1	68.8	(7.4)	61.4
Customer relationships	82.4	(5.6)	82.4	78.4	(3.3)	75.1	64.1	(3.1)	61.0
Miscellaneous	10.7	(7.3)	10.7	10.7	(6.3)	4.4	12.0	(6.5)	5.5

Total amortized intangible assets	400.9	(106.5)	400.9	385.7	(88.5)	297.2	369.8	(86.7)	283.1
Unamortized intangible assets
Trademarks	12.4	—	12.4	10.9	—	10.9	10.4	—	10.4
Pension asset	8.8	—	8.8	8.8	—	8.8	6.2	—	6.2

Total unamortized intangible assets	21.2	—	21.2	19.7	—	19.7	16.6	—	16.6

Total other intangible assets	$422.1	$(106.5)	$422.1	$405.4	$(88.5)	$316.9	$386.4	$(86.7)	$299.7

Excluding the impact of any future acquisitions, the Company anticipates annual amortization of other intangible assets will approximate $22 million for each of the next five years.

7.	Guarantees

At June 30, 2004, the Company had guaranteed certain financial liabilities, the majority of which relate to debt obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt, which matures within six months. Payment by the Company would be required upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

default by the unconsolidated affiliate. The maximum amount of future payments which the Company could be required to make under these guarantees at June 30, 2004 was $1.7 million.

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

The changes in the carrying amount of the total product warranty liability for the nine-month period ended June 30, 2004 were as follows:

(in millions)
Balance as of September 30, 2003*	$85.2
Accruals for warranties issued during the period	28.1
Accruals related to pre-existing warranties (including changes in estimates)	(11.4)
Settlements made (in cash or in kind) during the period	(30.4)
Currency translation	0.9

Balance as of June 30, 2004	$72.4

*	Adjusted to conform to current account classifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	June 30,	September 30,	June 30,
(in millions)	2004	2003	2003
Raw materials and supplies	$467.5	$435.5	$428.1
Work-in-process	117.1	105.8	139.5
Finished Goods	320.9	310.9	339.0

FIFO Inventories	905.5	852.2	906.6
LIFO reserve	(26.8)	(26.3)	(29.0)

Inventories	$878.7	$825.9	$877.6

10.	Comprehensive Income

A summary of comprehensive income is shown below:

	Three months ended		Nine months ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Net income	$222.3	$190.0	$544.5	$462.6
Unrealized losses on securities	—	—	—	(11.1)
Realized and unrealized (losses) gains on derivatives	(0.5)	7.5	2.6	4.6
Foreign currency translation adjustments (CTA)	(61.2)	134.8	121.8	225.4

Other comprehensive (loss) income	(61.7)	142.4	124.4	218.9

Comprehensive income	$160.6	$332.4	$668.9	$681.4

The lower foreign currency translation adjustments (CTA) for the three months ended June 30, 2004 was primarily due to the approximate 2% decrease in the euro compared to an approximate 8% increase in the euro for the same period a year ago. CTA for the nine months ended June 30, 2004 was lower primarily due to the approximate 5% year-over-year increase in the euro compared to an approximate 12% year-over-year increase in the euro for the same period a year ago.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income (loss) account. Net gains of approximately $13 million and net losses of approximately $36 million were recorded for the three-month periods ending June 30, 2004 and 2003, respectively. Net losses of approximately $31 million and $71 million were recorded for the nine-month periods ending June 30, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in millions)	2004	2003	2004	2003
Sales
Automotive Group	$5,272.0	$4,544.6	$15,349.6	$12,617.4
Controls Group	1,520.3	1,415.3	4,446.9	4,028.9

Consolidated sales	$6,792.3	$5,959.9	$19,796.5	$16,646.3

Operating Income
Automotive Group (1)	$286.4	$243.7	$697.1	$611.1
Controls Group (2)	78.3	72.6	188.3	190.4

Total segment operating income	364.7	316.3	885.4	801.5

Restructuring costs	—	—	(82.4)	—
Pension gain	—	—	84.4	—

Consolidated operating income	$364.7	$316.3	$887.4	$801.5

(1)	Automotive Group operating income for the nine months ended June 30, 2004 excludes $69.1 million of restructuring costs and a pension gain of $84.4 million, both of which are included within Selling, general and administrative expenses in the Consolidated Statement of Income.

(2)	Controls Group operating income for the nine months ended June 30, 2004 excludes $13.3 million of restructuring costs included within Selling, general and administrative expenses in the Consolidated Statement of Income.

Total assets of the Automotive Group increased approximately $860 million from the $10.2 billion balance at fiscal year-end. The increase was primarily attributable to the strengthening of the euro from September 30, 2003 to June 30, 2004 and capital expenditures in the current year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecasts of pretax income, permanent book/tax differences and tax credits. It also includes the effect of any valuation allowance expected to be necessary at the end of the year. The Company’s estimated annual effective tax rate declined to 29% from 31% for the prior year due to continuing global tax planning initiatives. The fiscal 2004 first quarter and the year-to-date rate further benefited from a $17 million favorable tax settlement related to prior periods (1991-1996), resulting in an effective tax rate for the first nine months of the current year of 26.9%.

The Company’s Federal income tax returns and certain foreign income tax returns for fiscal years 1997-2001 are currently under various stages of audit by the Internal Revenue Service (IRS) and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that its annual tax provisions include amounts sufficient to pay assessments, if any, that may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the IRS may differ materially from the amounts accrued for each year. Company management expects that final resolution of these tax audits will occur over the next twelve months.

13.	Restructuring Costs

In the second quarter of fiscal year 2004, the Company executed a restructuring plan involving cost structure improvement actions and recorded an $82.4 million restructuring charge included within Selling, general and administrative (SG&A) expenses in the Consolidated Statement of Income. These costs primarily relate to workforce reductions of approximately 1,500 employees in the Automotive Group and 470 employees in the Controls Group. In addition, four Automotive Group plants will be consolidated. Through June 30, 2004 approximately 760 employees from the Automotive Group and approximately 400 employees from the Controls Group have departed from the Company. Employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. A significant portion of the Automotive Group actions are concentrated in Europe as the Company focuses on significantly improving profitability in the region in future years. The Controls Group restructuring actions involve activities in both North America and Europe. No further costs related to these specific actions are anticipated. The majority of the restructuring activities are expected to be completed within one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s restructuring reserve, included within other current liabilities in the Consolidated Statement of Financial Position:

	Original	Utilized		Balance at June 30,
(in millions)	Reserve	Cash	Noncash	2004
Employee severance and termination benefits	$74.6	$(23.4)	$—	$51.2
Writedown of long-lived assets	7.1	—	(7.1)	—
Other	0.7	(0.7)	—	—
Currency translation	—	—	(0.4)	(0.4)

	$82.4	$(24.1)	$(7.5)	$50.8

See Note 11 for restructuring charges associated with each of the Company’s operating segments.

14.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106”:

	Pension
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months		Three Months		Nine Months		Nine Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$14.3	$13.1	$6.9	$5.7	$42.9	$39.3	$20.6	$16.5
Interest cost	20.5	19.0	10.0	7.8	61.5	57.0	29.7	22.5
Employee contributions	—	—	(1.1)	(0.8)	—	—	(3.2)	(2.3)
Expected return on plan assets	(26.0)	(23.6)	(6.6)	(5.1)	(78.0)	(70.8)	(19.7)	(14.8)
Amortization of transitional asset	(0.7)	(0.7)	—	0.1	(2.1)	(2.1)	—	0.3
Amortization of net actuarial loss	2.6	0.2	0.9	1.2	7.8	0.6	2.6	3.4
Amortization of prior service cost	0.3	0.5	—	—	0.9	1.5	—	—
Curtailment (gain) loss	—	(0.1)	—	0.1	—	(0.3)	—	0.3
Recognition of unrealized loss associated with transfer of Japanese pension obligation	—	—	—	—	—	—	1.2	—

Net periodic benefit cost*	$11.0	$8.4	$10.1	$9.0	$33.0	$25.2	$31.2	$25.9

*	The net periodic benefit cost of the non-U.S. plans for the nine-month period ended June 30, 2004 excludes the non-cash Japanese pension settlement gain of $85.6 million recorded in the second quarter of fiscal 2004 (see Note 15).

The Company anticipates contributing approximately $35 million to the pension plans during fiscal 2004 after considering the impact of the Pension Funding Equity Act of 2004. Of this amount, approximately $30 million has been contributed through June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Postretirement Health and Other Benefits
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in millions)	2004	2003	2004	2003
Service cost	$1.3	$1.2	$3.9	$3.6
Interest cost	2.8	2.8	8.4	8.4
Amortization of net actuarial loss	0.3	0.2	0.9	0.6
Amortization of prior service cost	(0.6)	(0.6)	(1.8)	(1.8)

Net periodic benefit cost	$3.8	$3.6	$11.4	$10.8

15.	Japanese Pension Settlement Gain

During the second quarter of fiscal 2004, the Company recorded a pension gain related to certain of the Company’s Japanese pension plans established under the Japanese Welfare Pension Insurance Law. In accordance with recent amendments to this law, the Company completed the transfer of certain pension obligations and related plan assets to the Japanese government which resulted in a non-cash settlement gain of $84.4 million, net of $1.2 million associated with the recognition of unrecognized actuarial losses, recorded within SG&A expenses in the Consolidated Statement of Income. The excess of benefit obligations over plan assets (funded status) of the Company’s non-U.S. pension plans decreased $85.6 million as a result of the transfer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18.	Bond Redemption

In the third quarter of fiscal 2004, the Company redeemed in full $125 million of outstanding principal of its 8.2% bonds due in 2024, plus accrued interest. The Company paid a call premium of 4.1%, approximating $5.1 million, to redeem the outstanding bonds. The redemption was funded with short-term borrowings. The call premium and the expense associated with the remaining portion of unamortized debt issuance costs resulted in a pre-tax charge of approximately $6.0 million included within miscellaneous-net in the Consolidated Statement of Income.

19.	Accounting Change

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as, a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act if there is insufficient data, time or guidance available to ensure appropriate accounting. The Company is a sponsor of postretirement health care plans that provide prescription drug benefits. In accordance with the one-time election under FAS 106-1, the Company elected to defer accounting for the Act. In May 2004, the FASB issued FSP No. FAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for the Company beginning with its fourth quarter ending September 30, 2004. The Company is currently evaluating the effect of the Act on its financial statements.

20.	Subsequent Event

On July 19, 2004, the Company announced that it will acquire 100% ownership of its battery joint venture with Grupo IMSA, S.A. de C.V. (Grupo IMSA). The Company will pay approximately $525 million, including the assumption of debt, for the remaining 51% interest in the joint venture. The transaction, which is subject to regulatory approvals, is expected to be completed in the fall of 2004. The acquisition is anticipated to provide incremental annual revenue to the Company of approximately $250 million and to be accretive to its earnings in fiscal 2005. The investment is expected to be initially funded with short-term debt. Grupo IMSA is the leading automotive battery producer in Mexico and South America. Management believes the acquisition is in line with the Company’s growth strategies and provides new opportunities to strengthen the Company’s global leadership position in the automotive battery industry.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Johnson Controls, Inc.

We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the three- and nine-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated October 21, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2003, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 5, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods ended June 30, 2004 and June 30, 2003

Sales

The Company’s net sales for the three-month periods ended June 30, 2004 and 2003 were as follows:

			%
(in millions)	2004	2003	change
Automotive Group	$5,272.0	$4,544.6	16%
Controls Group	1,520.3	1,415.3	7%

Consolidated sales	$6,792.3	$5,959.9	14%

Consolidated net sales in the three-month period ended June 30, 2004 grew to $6.8 billion, 14% above the comparable period in the prior year. Excluding the effects of currency translation, current quarter sales rose 11%. The growth reflects an increase in market share achieved by both the Automotive Group and the Controls Group.

Automotive Group
Sales in the third quarter of fiscal 2004 rose 16% over the prior year period, reaching $5.3 billion. Excluding the impact of currency translation, segment sales were up 13%.

The segment’s North American sales increased 7% over the prior year period. Interior systems sales in North America grew 7%, compared with only a slight increase in North American light vehicle production in the period. The Company’s growth in comparison to the industry production reflects involvement with popular platforms and new interior systems business. Battery sales in North America were up 10%. While unit shipments of automotive batteries approximated the prior year level, sales were above the prior year due to pass-through pricing of higher lead costs in the current quarter.

European segment sales rose 28% from the comparable prior year period. Interior systems sales, excluding the impact of currency translation and acquisitions, grew 19% above an estimated slight increase in European light vehicle production. The favorable performance reflects the launch of new business and the Company’s involvement in platforms where demand year-over-year was above the industry average. European battery sales, excluding the impact of currency translation, were up 18% over the prior year period largely due to an 8% increase in unit shipments in comparison to the prior year.

Segment sales in Asia and South America, which represent less than 10% of total segment sales, were higher primarily reflecting increased volumes in the Pacific Rim and South America.

Controls Group
Third quarter sales of $1.5 billion were 7% above the prior year period. Excluding the impact of currency translation, Controls Group sales grew 5%.

Sales in North America were up 5% over the prior year period, primarily the result of a 5-10% increase in service sales. Lower facility management service activity with the federal government was outweighed by new commercial facility management business. Sales of installed systems to the construction market were higher in the current quarter but were slightly offset by lower systems renovation work.

European sales, excluding the impact of currency translation, increased 5% above the prior year. While all lines of business contributed to the growth, sales of installed systems to the construction market were quite strong, despite the region’s weak new construction market .

Sales in the Asian markets, which represent less than 10% of segment revenue, were higher in comparison to the prior year, due to increased installed systems activity in Japan, additional technical service business in the Pacific Rim and the positive impact of foreign currency translation.

Operating Income

The Company’s operating income for the three-month periods ended June 30, 2004 and 2003 was as follows:

			%
(in millions)	2004	2003	change
Automotive Group	$286.4	$243.7	18%
Controls Group	78.3	72.6	8%

Consolidated operating income	$364.7	$316.3	15%

Automotive Group
Automotive Group operating income in the third quarter was $286 million, an increase of 18% over the prior year period. The segment’s gross profit in North America was comparable to the prior year quarter reflecting lower volumes of the Company’s more mature vehicle programs combined with increased launch costs and higher steel costs. Lead pass-through price increases combined with operational efficiencies in the North American automotive battery business offset the higher lead costs in the current quarter. Gross profit in Europe was up considerably over the prior year quarter, largely attributable to performance improvements within the interior systems business. Additional benefits were from higher volumes of both interior systems and automotive batteries and continued integration savings resulting from the consolidation of the Company’s two recently acquired German battery companies. These benefits were partially offset by higher launch costs associated with the execution of new interior systems business and higher lead costs. Selling, general and administrative (SG&A) expenses in the quarter were up mainly due to lower engineering recoveries in North America, increased pension and health care costs and the impact of currency translation.

Controls Group
Operating income was $78 million in the third quarter of fiscal 2004, 8% above the prior year period. Gross profit in North America was comparable to the prior year quarter. The benefits of higher volumes and new commercial facility management contracts in the current period were virtually offset by lower gross margin percentages associated with the installed systems business reflecting a competitive new construction environment. European gross profit was up over the prior year period primarily reflecting higher volumes in the installed systems and technical service lines of business. SG&A expenses in the current quarter were comparable with the prior year period despite higher pension and health care costs and the impact of currency translation.

Other Income/Expense

Net interest expense in the third quarter of fiscal 2004 was approximately $2 million lower year-over-year primarily due to a higher level of capitalized interest in the current period due to a higher level of capital spending. Equity income in the third quarter of the current year was approximately $4 million above the prior year quarter, reflecting growth in the Automotive Group’s North American and Chinese joint ventures. In addition, the Company received approximately $36 million of dividends from its Automotive Chinese joint ventures in the current quarter. Miscellaneous — net expense in the current quarter was approximately $10 million above the prior year period. The increase primarily reflects approximately $6 million of expense associated with the bond redemption (see Note 18) and higher net currency losses in the current quarter in contrast to the prior year period.

Provision for Income Taxes

The Company’s effective income tax rate for the third quarter of fiscal 2004 was 29.0% compared with 31.0% for the prior year period. The decrease was due to global tax planning initiatives.

Minority Interests in Net Earnings of Subsidiaries

Minority interests in net earnings of subsidiaries in the third quarter of fiscal 2004 were approximately $5 million above the prior year, mainly due to higher earnings at certain Automotive Group joint ventures in North America.

Net Income

Net income for the three-month period ended June 30, 2004 was $222 million, 17% above the prior year. The increased earnings were a result of higher operating income, lower net interest expense, higher equity earnings and a lower effective income tax rate, partially offset by higher miscellaneous-net expenses and minority interests in net earnings of subsidiaries. Diluted earnings per share for the three months ended June 30, 2004 were $1.15, up 15% from $1.00 in the same period one year ago. The prior year per share amount has been restated to reflect a two-for-one stock split effective January 2, 2004 (see Note 17).

Comparison of Operating Results for the Nine-Month Periods ended June 30, 2004 and June 30, 2003

In the second quarter of fiscal 2004, the Company recorded an $84.4 million non-cash pension gain (see Note 15) within SG&A expenses in the Consolidated Statement of Income. Also included within SG&A expenses in the same quarter of the current year were $82.4 million of restructuring costs (see Note 13). Management’s evaluation of the performance of the Company’s segments excludes significant restructuring costs and other significant non-recurring gains or losses. As such, the restructuring costs and the pension gain were excluded from management’s evaluation of segment performance. Accordingly, the segment operating results for the nine-month period ended June 30, 2004 discussed below exclude the pension gain and restructuring costs recorded in the second quarter of fiscal 2004.

Sales

The Company’s net sales for the nine-month periods ended June 30, 2004 and 2003 were as follows:

			%
(in millions)	2004	2003	change
Automotive Group	$15,349.6	$12,617.4	22%
Controls Group	4,446.9	4,028.9	10%

Consolidated sales	$19,796.5	$16,646.3	19%

Consolidated net sales in the first nine months of the current year were $19.8 billion, rising 19% above the comparable prior year period. Excluding the impact of currency translation, current year sales grew 13% above the prior year level.

Automotive Group
Sales reached $15.3 billion in the nine-month period ended June 30, 2004, a 22% increase above the prior year. Sales rose 14% excluding the impact of currency translation and acquisitions.

In North America, sales were up 13% over the same period one year ago. Despite the flat North American light vehicle production level in the period, sales of interior systems grew 14% above the prior year. The Company’s strong growth reflects a high level of new interior systems business with a variety of automakers and involvement in platforms whose production levels exceeded the industry average. Automotive battery sales in North America increased 8% over the prior year period reflecting increased market share, higher volumes and pass-through of the higher lead costs in the current quarter.

Excluding the impact of currency translation and acquisitions, European segment sales grew 17% over the prior year. Sales of interior systems increased 17%, surpassing the flat European light vehicle production in the period. Favorable platform mix, higher volumes and the launch of several new platforms were the main factors in the region’s favorable performance versus the industry production. European battery sales, excluding the impact of currency translation and acquisitions, increased 15% over the prior year period primarily due to a 20% increase in unit shipments year-over-year.

Sales in Asia and South America, which represent less than 10% of total segment revenues, were higher in comparison to the prior year period, principally the result of higher volumes in South America and new programs in the Pacific Rim.

Controls Group
Sales in the first nine months of fiscal 2004 were $4.4 billion, a growth of 10% over the prior year. Excluding the impact of currency translation, sales rose 5%.

North American sales grew 8% over the first nine months of the prior year. Sales of installed systems were up 6%, with growth in both the construction and existing buildings markets. Sales of technical and facility management services were up 9% primarily driven by new contracts associated with the commercial facility management business.

European sales, excluding the impact of currency translation, were 1% above the same period one year ago. The increase principally represents growth of installed systems in the new construction market.

Sales in the Asian market, which represent less than 10% of segment revenue, were above the prior year, primarily due to increased facility management activities and the impact of foreign currency translation.

Operating Income

The Company’s operating income for the nine-month periods ended June 30, 2004 and 2003 was as follows:

(in millions)	2004	2003	% change
Automotive Group (1)	$697.1	$611.1	14%
Controls Group (2)	188.3	190.4	-1%

Total segment operating income	885.4	801.5
Restructuring costs	(82.4)	—
Pension gain	84.4	—

Consolidated operating income	$887.4	$801.5	11%

(1)	Automotive Group operating income for the nine months ended June 30, 2004 excludes $69.1 million of restructuring costs and a pension gain of $84.4 million, both of which are included within SG&A expenses in the Consolidated Statement of Income.

(2)	Controls Group operating income for the nine months ended June 30, 2004 excludes $13.3 million of restructuring costs included within SG&A expenses in the Consolidated Statement of Income.

Automotive Group
The Automotive segment’s operating income was $697 million in the nine-month period ending June 30, 2004, 14% above the prior year period. In North America, gross profit was approximately level with the prior year. The benefits of new interior systems business and favorable warranty experience and operating efficiencies achieved in the battery business were offset by lower production schedules for the Company’s more mature vehicle programs, increased launch costs and higher steel and lead costs. Gross profit in Europe was well above the prior year due to higher volumes of both interior systems and automotive batteries, performance improvements achieved by interior systems and the integration savings achieved within the battery business. These positives were partially offset by higher launch costs associated with the execution of new business and increased lead costs. The segment’s SG&A expenses were up over the prior year in virtually all regions due to higher engineering costs, increased pension and health care costs and the impact of currency translation.

Controls Group
Operating income in the Controls Group for the first nine months of fiscal 2004 was $188 million, down 1% from the prior year. In North America, gross profit was up. The benefit from higher volumes across all lines of business and new facility management business was slightly offset by lower gross margin percentages in the installed systems business due to the competitive new construction environment. In Europe, gross profit, excluding the impact of currency translation, was comparable with the prior year. SG&A expenses were higher worldwide resulting from investments in sales force additions in the technical service business, increased pension and health care costs and the impact of currency translation.

Full Year Outlook

Management’s full-year consolidated sales outlook is estimated to be 14% to 16% over the prior year. For the Automotive Group, sales are expected to be 13% to 18% above the prior year. This outlook assumes North American and European light vehicle production levels will be flat to slightly higher in comparison to the prior year. Controls Group sales are projected to increase 10% to 12% above the prior year. The estimate anticipates double-digit growth in systems installation, technical services and facility management services in the commercial market through market share expansion.

The Company anticipates double-digit growth in consolidated operating income for 2004. For the Automotive Group, management expects the segment’s full-year operating margin percentage to be level to slightly lower than the prior year. The Company anticipates that the benefit of operating improvement initiatives in Europe will result in a significantly higher operating margin percentage of approximately three percent for the full year, excluding the impact of restructuring costs recorded in the second quarter of fiscal 2004. However, the segment’s operating margin is expected to be impacted by the stronger euro on consolidated margins and higher raw material costs. For the Controls Group, management expects operating margin as a percentage of sales to be slightly below the prior year level due to the impact of the stronger euro on consolidated margins and investments related to sales force additions in the technical service business.

Orders for installed control systems in the first nine months of the current year continue to be strongest from the domestic new construction and European existing buildings markets. Strong domestic new construction market sectors included education and health care.

The Controls Group backlog relates to its installed systems and technical service activity, accounted for using the percentage-of-completion method. At June 30, 2004, the unearned backlog to be executed within the next year was $1.843 billion, 4% above the prior year level of $1.778 billion.

Restructuring Costs

In the second quarter of fiscal 2004, the Company executed a restructuring plan involving cost structure improvement actions and recorded an $82.4 million restructuring charge within SG&A expenses in the Consolidated Statement of Income. These costs primarily relate to workforce reductions and plant consolidations. A significant portion of the Automotive Group actions are concentrated in Europe as the Company focuses on significantly improving profitability in the region in the future years. The Controls Group restructuring activities are split between North America and Europe. The majority of the actions are expected to be completed within one year. No further costs related to these specific actions are anticipated. The cost savings associated with these restructuring activities will be substantially offset by the costs of the Company’s ongoing cost reduction initiatives in the remainder of fiscal 2004.

Japanese Pension Settlement Gain

During the second quarter of fiscal 2004, the Company recorded a pension gain related to certain of the Company’s Japanese pension plans established under the Japanese Welfare Pension Insurance Law. In accordance with recent amendments to this law, the Company completed the transfer of certain pension obligations and related plan assets to the Japanese government which resulted in a non-cash settlement gain of $84.4 million, net of $1.2 million associated with the recognition of unrecognized actuarial losses, recorded within SG&A expenses in the Consolidated Statement of Income. The Company’s funded status of its non-U.S. pension plans increased $85.6 million as a result of the transfer of these pension obligations and related plan assets.

Other Income/Expense

Net interest expense in the first nine months of fiscal 2004 was down approximately $9 million from the prior year primarily due to higher levels of capitalized interest compared to the prior year and the current year’s lower interest rate environment. Management expects net interest expense for fiscal year 2004 to be between $105 and $110 million. Equity income for the nine months ended June 30, 2004 increased approximately $15 million year-over-year due to higher earnings at certain Automotive Group joint ventures in China resulting from strong revenue and earnings growth. Miscellaneous — net expense in the first nine months of fiscal 2004 increased approximately $22 million from the prior year period. The current year includes approximately $6 million of expense associated with the bond redemption in the third quarter of fiscal 2004 (see Note 18). Last year’s lower expense reflects a $17 million gain related to the conversion and subsequent disposition of the Company’s investment in Donnelly Corporation

Provision for Income Taxes

The Company’s effective income tax rate for the first nine months of fiscal 2004 was 26.9% compared with 31.0% for the prior year period. The decrease reflects global tax planning initiatives and a tax settlement of $17 million received in the first quarter related to prior periods (1991-1996). The Company anticipates the fiscal year 2004 effective tax rate to be 29.0% (excluding the tax benefit related to the first quarter’s favorable tax settlement) compared with 31.0% in fiscal year 2003 as a result of the Company’s continued success of global tax planning initiatives.

The Company’s Federal income tax returns and certain foreign income tax returns for fiscal years 1997-2001 are currently under various stages of audit by the Internal Revenue Service (IRS) and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that its annual tax provisions include amounts sufficient to pay assessments, if any, that may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the IRS may differ materially from the amounts accrued for each year. Company management expects that final resolution of these tax audits will occur over the next twelve months.

Minority Interests in Net Earnings of Subsidiaries

Minority interests in net earnings of subsidiaries in the current year were approximately $12 million above the prior year, primarily due to higher earnings at certain Automotive Group joint ventures in North America. Management’s full-year estimate for minority interests in net earnings of subsidiaries is approximately $75 to $80 million. The increase is attributable to higher operating income anticipated at certain Automotive Group joint ventures.

Net Income

Net income for the nine months ended June 30, 2004 was $545 million, 18% above the prior year’s $463 million. The increased earnings were a result of higher operating and equity income, reduced net interest expense and a lower effective income tax rate partially offset by increased miscellaneous-net expenses and higher minority interests in net earnings of subsidiaries. Diluted earnings per share for the nine months ended June 30, 2004 were $2.83, up 16% from $2.44 in the comparable prior year period. The prior year per share amount has been restated to reflect a two-for-one stock split effective January 2, 2004 (see Note 17).

Comparison of Financial Condition

Working Capital and Cash Flow

Working capital, excluding cash and debt, of $454 million at June 30, 2004 was $24 million lower than fiscal year-end and $88 million higher than one year ago. The decrease from fiscal year-end reflects greater increases in accounts payable, accrued compensation and benefits and other current liabilities as well as a decrease in other current assets in comparison to the increases in accounts receivable and inventories from year-end. The increases in working capital, excluding cash and debt, from one year ago primarily relate to higher accounts receivable and lower other current liabilities partially offset by an increase in accounts payable.

Cash provided by operating activities was $446 million and $1.0 billion in the three- and nine-month periods ended June 30, 2004, respectively. In comparison to the three- and nine-month periods in the prior year, the current year amounts were $318 million and $653 million higher, respectively. The increases primarily relate to higher net income, the impact of a $250 million pension contribution in the third quarter of fiscal 2003 and favorable changes in working capital compared to the prior year periods.

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

Capital Expenditures

In the third quarter of fiscal 2004, capital spending for property, plant and equipment was $188 million, an increase of $17 million from the comparable prior year period. For the nine months ended June 30, 2004, capital spending was $623 million, up $211 million from the prior year period. The higher spending in the current year was primarily due to the impact of currency translation, investments in current year launches and the timing of expenditures within the Automotive Group. Management’s full year estimate for capital expenditures is approximately $800 million.

Capitalization

Total capitalization of $7.2 billion at June 30, 2004 included short-term debt of $0.4 billion, long-term debt (including the current portion) of $1.9 billion and shareholders’ equity of $4.9 billion. The Company’s total capitalization was $6.6 million at both September 30, 2003 and June 30, 2003. Total debt as a percentage of total capitalization at June 30, 2004 was 32%, compared with 36% at fiscal year-end and 38% one year ago. The current year’s decrease in the ratio of debt-to-total capitalization primarily reflects working capital improvements compared with the prior year and the current year impact of the strengthening of the euro on shareholders’ equity.

On July 19, 2004, the Company announced that it will acquire 100% ownership of its battery joint venture with Grupo IMSA, S.A. de C.V. The Company will pay approximately $525 million, including the assumption of debt, for the remaining 51% interest in the joint venture. The transaction, which is subject to regulatory approvals, is expected to be completed in the fall of 2004. The investment is expected to be initially funded with short-term debt (see Note 20).

In December 2003 the Company filed a $1.5 billion universal shelf registration statement, under which the Company can issue a variety of debt and equity instruments, with the Securities and Exchange Commission effective March 26, 2004.

The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at June 30, 2004 were adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends and debt maturities will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

Guarantees and Off-Balance Sheet Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements, in virtually all cases, do not contain recourse provisions against the Company for its customers’ failure to pay. At June 30, 2004 and September 30, 2003 the Company had sold $155 million and $131 million, respectively, of foreign currency trade accounts receivable. The Company’s use of these arrangements has not been a material source of liquidity for the Company, and management does not consider these arrangements to be an important part of its future financing plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the nine-month period ended June 30, 2004, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report to Shareholders for the year ended September 30, 2003.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has entered into an Equity Swap Agreement, dated as of March 18, 2004 (the “Swap Agreement”), with Citibank, N.A. (“Citibank”). The Company selectively uses equity swaps to reduce market risk associated with its Company stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $135 million in aggregate cost at any given time. Citibank has also advised the Company that as of June 30, 2004 it has purchased shares of the Company’s stock in connection with the Swap Agreement. The Company is reporting those purchases in the table below, but in doing so the Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The expiration date of the Swap Agreement is not currently determinable.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended June 30, 2004. The repurchases of the Company’s common stock by the Company relate solely to stock option and restricted stock transactions that are treated as involving repurchases of Company common stock for purposes of this disclosure.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of the	that May Yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Period	Purchased	per Share	Program	Program(1)
04/01/04 — 04/30/04
Purchases by Company	1,273	$58.95	—	—
Purchases by Citibank	—	—	—	$135,000,000
Total	1,273	$58.95	—	$135,000,000
05/01/04 — 05/31/04
Purchases by Company	—	—	—	—
Purchases by Citibank	1,700,000	$52.35	1,700,000	$46,005,000
Total	1,700,000	$52.35	1,700,000	$46,005,000
06/01/04 — 06/30/04
Purchases by Company	2,147	$54.29	—	—
Purchases by Citibank	—	—	—	$46,005,000
Total	2,147	$54.29	—	$46,005,000

(1)	The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement as of the end of the period in question.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 28, 2004.

ITEM 5. OTHER

(a)	In May 2004, the Company’s Board of Directors announced the election of the following executives as Corporate Officers:

(i)	Jeffrey S. Edwards also serves as Group Vice President and General Manager for North America and Japan for the Automotive Group’s interiors business. Mr. Edwards has served Johnson Controls in a variety of automotive sales, manufacturing and engineering positions since joining the Company 20 years ago.

(ii)	Alex A. Molinaroli also serves as Vice President and General Manager for the Americas for the Controls Group. Mr. Molinaroli has worked for Johnson Controls for 21 years and has held increasing levels of responsibility for controls systems and services sales and operations.

(iii)	Gregg M. Sherrill also serves as Group Vice President and General Manager for the Automotive Group’s battery business. Since joining

Johnson Controls five years ago, Mr. Sherrill has also served in key interiors management positions in North America and Europe.

(iv)	Michael Devoy Su also serves as Vice President and Managing Director of the Asia Pacific region for the Controls Group. Mr. Su has been with Johnson Controls for 20 years, serving in various controls management positions in Asia and North America.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Reference is made to the separate exhibit index contained on page 32 filed herewith.

(b)	The following Form 8-K’s were filed from the date of the Company’s Quarterly Report on Form 10-Q, filed May 6, 2004, or thereafter through the date of this report:

(i)	The Company filed a Form 8-K on July 21, 2004 to announce that the Company will acquire 100% ownership of Grupo IMSA, S.A. de C.V., to report the Company’s financial results for the third quarter of fiscal 2004 and to disclose the Company’s slide presentation for the fiscal 2004 third quarter analyst conference call.

(ii)	A Form 8-K was filed May 18, 2004 to announce that the Company will redeem in full the $125 million of outstanding principal of its 8.2% bonds due in 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: August 5, 2004	By:	/s/ Stephen A. Roell
Stephen A. Roell
Senior Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2004.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 5, 2004, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.