Form 10-K
period 2004-09-30
JOHNSON CONTROLS INC
filed 2004-11-30
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2004

OR
/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .............................. to ..............................

Commission File Number 1-5097

JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State of Incorporation)	39-0380010 (I.R.S. Employer Identification No.)

5757 N. Green Bay Avenue P.O. Box 591 Milwaukee, Wisconsin (Address of principal executive offices)	53201 (Zip Code)

Registrant’s telephone number, including area code: (414) 524-1200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.04-1/6 par value	New York Stock Exchange

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

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant on March 31, 2004 was approximately $11,240,000,000.

190,346,186 shares of the registrant’s Common Stock, par value $0.04 1/6 per share, were outstanding on October 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate by reference portions of the Annual Report to Shareholders for the year ended September 30, 2004.

Part III incorporates by reference portions of the Proxy Statement dated and to be filed with the Securities and Exchange Commission on December 3, 2004.

JOHNSON CONTROLS, INC.

Index to Annual Report on Form 10-K

Year Ended September 30, 2004

JOHNSON CONTROLS, INC.

Index to Annual Report on Form 10-K

Year Ended September 30, 2004

		Page
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	19

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	19

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE	20

	SIGNATURES	23

	INDEX TO EXHIBITS	25
Common Stock Purchase Plan for Executives
Equalization Benefit Plan
Executive Deferred Compensation Plan
Statement Regarding Computation of Ratio of Earnings
2004 Annual Report to Shareholders
Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Certification by the Chief Executive Officer
Certification by the Chief Financial Officer
Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Johnson Controls, Inc. (“the Company”) has made forward-looking statements in this document pertaining to its financial results for fiscal 2005 and future years that are based on preliminary data and are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks and may include words such as “believes,” “forecasts,” “expects,” “outlook” or similar expressions. For those statements, the Company cautions that numerous important factors, such as automotive vehicle production levels and schedules, the strength of the U.S. or other economies, currency exchange rates, cancellation of commercial contracts, as well as those factors discussed in the Company’s Form 8-K filing (dated October 26, 2004), could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

Financial Information About Business Segments

Note 20, “Segment information,” of the Notes to the Consolidated Financial Statements on pages 48 and 49 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

Products/Systems and Services

Automotive Group

The Automotive Group designs and manufactures products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The segment produces automotive interior systems for original equipment manufacturers and automotive batteries for the replacement and original equipment markets. It operates approximately 210 wholly- and majority-owned manufacturing or assembly plants in 31 countries worldwide (see Item 2 “Properties”). Additionally, the Group has partially-owned affiliates in Asia, Europe, North America and South America.

Automotive interior systems products include complete seating systems and components; cockpit systems, including instrument clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; door systems, and engine electronics. Interior systems sales accounted for approximately 89 percent of total fiscal 2004 segment sales.

The segment operates assembly plants that supply automotive manufacturers with complete seats on a “just-in-time/in-sequence” basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the segment’s other automotive interior systems are also supplied on a just-in-time/in-sequence basis. Foam and metal seating components, seat covers, seat mechanisms and other components are shipped to these plants from the segment’s production facilities or outside suppliers.

In the last eight years, the segment has substantially grown its interior systems capabilities, principally through internal growth aided by acquisitions. In fiscal 2002, the segment expanded its capabilities in vehicle electronics with its acquisition of the automotive electronics business of France-based Sagem SA. In fiscal 2003, the Company acquired Borg Instruments AG, an automotive electronics company with headquarters in Germany.

Sales of automotive batteries generated 11 percent of the segment’s fiscal 2004 sales. Johnson Controls is the world’s leading manufacturer of lead-acid automotive batteries. In fiscal 2002, the segment expanded its battery operations into the European market through the acquisition of the German automotive battery manufacturer Hoppecke Automotive GmbH and Co. KG. In fiscal 2003, the Company continued its expansion into the European market with its acquisition of VARTA Automotive GmbH and the 80 percent majority ownership in VB Autobatterie GmbH, a major European automotive battery manufacturer headquartered in Germany. Most recently, in fiscal 2004, the Company acquired the remaining 51 percent interest in its Mexican joint venture with Grupo IMSA, S.A. de C. V. The acquisition supports the Company’s growth strategies and provides new opportunities to strengthen the Company’s global leadership position in the automotive battery industry. Batteries and plastic battery containers are manufactured at wholly owned plants in North America, South America and Europe and via a partially-owned affiliate at a plant in India (see Item 2 “Properties”).

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

The segment sells directly to building owners as well as contractors. It employs sales, engineering and service personnel working out of approximately 290 branch offices located in approximately 45 countries throughout the world. Controls Group employees also work full-time at numerous customer sites.

The Controls Group also sells its control systems and products to original equipment manufacturers, wholesalers and distributors of air-conditioning and refrigeration systems, commercial and residential heating systems, and water-pumping equipment. Controls Group installed systems are manufactured throughout the world (see Item 2 “Properties”). The segment also has partially-owned affiliates in Asia, Europe, North America and South America.

Worldwide, approximately 40 percent of the Controls Group’s sales are derived from installed control systems and approximately 60 percent originate from its service offerings. Also, approximately 35 percent of segment revenues are derived from the new construction market while 65 percent are derived from the existing buildings market.

Major Customers and Competition

As described previously, the Company is a major supplier to the automotive industry. Sales to its major customers, as a percentage of consolidated net sales, were as follows for the most recent three-year period:

Customer	2004	2003	2002
DaimlerChrysler AG	10%	11%	14%
Ford Motor Company	13%	11%	10%
General Motors Corporation	14%	15%	15%

Approximately 49 percent of Automotive Group sales over the last three years were to the three automobile manufacturers listed above. In fiscal 2004, approximately 49 percent of the Company’s total sales to these manufacturers originated in the United States, 36 percent were based in Europe and 15 percent were attributable to other foreign markets. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the Company is affected by general business conditions in this industry. Sales to additional automakers that accounted for more than five percent of Company sales included Nissan Motor Co., Ltd., Toyota Motor Corporation and Volkswagen AG.

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

Approximately 81 percent of automotive battery sales worldwide in fiscal 2004 were to the automotive replacement market, with the remaining sales to the original equipment market. The segment is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Bosch Group, Costco, Interstate Battery System of America, Pep Boys and Sears, Roebuck & Co. It is also a major supplier of automotive batteries to Wal-Mart Stores. Automotive batteries are sold throughout the world under private label and under the Company’s brand names Optima®, Varta®, LTH® and Heliar® to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. Approximately 62 percent of total automotive battery sales in fiscal 2004 were based in the United States while 38 percent were attributable to the European market.

Controls Group

The Controls Group conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of installation contracts include system and service quality, price, reputation, technology, application engineering capability and construction management expertise. Competition for contracts includes many regional, national and international controls providers; larger competitors in the control systems market include Honeywell International and Siemens Building Technologies (of Siemens AG). The services market is highly fragmented, with no one company being dominant. Sales of these services are largely dependent upon numerous individual contracts with commercial businesses worldwide and various departments and agencies of the U.S. Federal government. The loss of any individual contract would not have a materially adverse effect on the Company.

Backlog

At September 30, 2004, the Company’s Automotive Group had an incremental backlog of new orders for its interior systems, net of discontinued programs, to be executed within the next fiscal year of approximately $2.3 billion, which includes orders of approximately $0.1 billion associated with unconsolidated joint ventures. The backlog one year ago was approximately $1.9 billion. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes and the timing of related production launches.

The Company’s backlog relating to the Controls Group is applicable to its sales of installed systems and technical service activity, accounted for using the percentage-of-completion method. In accordance with customary industry practice, customers are progress billed on an estimated basis as work proceeds. At September 30, 2004, the unearned backlog of installed systems contracts to be executed within the next fiscal year was $1.84 billion, compared with the prior year’s $1.75 billion. The preceding data does not include amounts associated with facility management service contracts because such contracts are typically multi-year service awards. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the coming fiscal period.

Raw Materials

Raw materials used by the Automotive Group in connection with its automotive interior systems and battery operations, including steel, urethane chemicals, lead, sulfuric acid and polypropylene, were readily available during the year and such availability is expected to continue. Although the raw materials are expected to continue to be readily available, costs of certain commodities, such as steel and lead, are expected to rise significantly in the upcoming fiscal year. The Controls Group is not dependent upon any single source of supply for essential materials, parts or components.

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

The Company has numerous registered trademarks in the United States and in many foreign countries. The most important of these marks are “JOHNSON CONTROLS” (including a stylized version thereof), “JCI” and “JOHNSON. “ These marks are universally used in connection with certain of its product lines and services. The trademarks and service marks “PENN, “ “METASYS, “ “CARDKEY,” “HOMELINK,” “AUTOVISION,” “TRAVELNOTE,” “BLUECONNECT,” “RAILPORT,” “OPTIMA,” “VARTA,” “LTH,” “HELIAR,” “INSPIRA” and others are used in connection with certain Company product lines and services. The Company also markets automotive batteries under the licensed trademarks “EVEREADY” and “ENERGIZER.”

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

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in 2004 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.

Employees

As of September 30, 2004, the Company employed approximately 123,000 employees, of whom approximately 79,000 were hourly and 44,000 were salaried.

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

Financial Information About Geographic Areas

Note 20, “Segment information,” of the Notes to the Consolidated Financial Statements on pages 48 and 49 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

Research and Development Expenditures

Note 15, “Research and development,” of the Notes to the Consolidated Financial Statements on page 46 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

Available Information

The Company’s filings with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14a, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Exchange Act, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549, or by calling the SEC’s Public Reference Room at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request.

ITEM 2          PROPERTIES

At September 30, 2004, the Company conducted its operations in 34 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by segment and location, totaled approximately 78 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space, except where noted that the facility has administrative space. The Company considers its facilities to be suitable and adequate. The majority of the facilities are operating at normal levels based on capacity.

In addition, approximately 290 Controls Group branch offices, located in major cities throughout the world, are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.

Johnson Controls, Inc.
Properties at September 30, 2004

Automotive Group

Alabama	Cottondale (1),(3)
Eastaboga
Arkansas	Bentonville (1),(4)
California	Fullerton (3)
Livermore
Modesto (3)
Colorado	Aurora (2),(3)
Delaware	Middletown (2),(3)
Florida	Tampa (2),(3)
Georgia	Norcross (1)
Suwanee (1)
Illinois	Geneva (3)
Lawrenceville (1)
Sycamore (2)
Indiana	Ft. Wayne (3)
Muncie (1)
Ossian
Iowa	Red Oak (3)
Kentucky	Bardstown (3)
Cadiz (3)
Florence (1),(3)
Georgetown (3)
Glasgow (3)
Harrodsburg (2),(3)
Leitchfield
Nicholasville
Shelbyville (1)
Winchester (1)
Louisiana	Shreveport
Maryland	Belcamp (3)
Michigan	Ann Arbor (4)
Battle Creek (3)
Canton (1)
Dearborn (1),(4)
Detroit (3)
Holland (2),(3)
Mt. Clemens (1),(3)
Plymouth (2),(3)
Rockwood (3)
Taylor (1)
Warren (1)
Zeeland (1),(3)
Mississippi	Madison
Missouri	Earth City (1)
Jefferson City (3)
St. Joseph (2)
New Jersey	Dayton (1),(3)
North Carolina	Winston-Salem (2),(3)
Ohio	Greenfield
Northwood
Oberlin (1),(3)
Toledo (3)
West Carrollton (1)
Oklahoma	Oklahoma City (3)
Oregon	Portland (3)

South Carolina	Oconee (2),(3)
Tennessee	Athens (2)
Lexington (2),(3)
Murfreesboro (2)
Pulaski (2),(3)
Texas	El Paso (1),(3)
Ft. Worth (1),(4)
San Antonio (1)
Virginia	Chesapeake (1)
Wisconsin	Hudson (1),(3)
Milwaukee
Argentina	Buenos Aires (1)
Rosario
Australia	Adelaide (2)
Melboune
Austria	Graz (1),(3)
Innsbruck (1),(4)
Klagenfurt (1),(4)
Linz (1),(4)
Mandling (3)
Salzburg (1),(4)
Vienna (3)
Belgium	Brussels (1),(3)
Geel (3)
Gent (1)
Brazil	Gravatai
Juiz De Fora (1)
Pouso Alegre
Santo Andre
Sao Bernardo do Campo (1)
Sao Jose dos Campos
Sao Jose dos Pinhais (1)
Sorocaba (3)
Canada	Milton (1)
Orangeville
Saint Mary’s
Tecumseh
Tilsonburg (3)
Whitby
China	Beijing
Shanghai (1),(4)
Czech Republic	Benatky nad Jizerou (1),(3)
Ceska Lipa (2),(3)
Mlada Boleslav (1),(3)
Roudnice (2),(3)
Rychnov nad Kneznou (1),(3)
Straz pod Ralskem
France	Brioude (1),(3)
Cergy-Pontoise (4)
Conflans
Courbevoie (1),(4)
Creutzwald (2),(3)
Harnes (3)
La Ferte Bernard (1),(3)

France (cont.)	Les Ulis (1),(4)
Paris (1),(4)
Rosny-sur-Seine (1)
Rouen
Sable-sur-Sarthe (2),(3)
Sainte-Florine (2),(3)
Schweighouse-sur-Moder (3)
Strasbourg (3)
Germany	Boblingen (1)
Bochum (1),(3)
Bremen (1),(3)
Burscheid (2),(3)
Espelkamp (3)
Grefrath (1),(3)
Hannover (2),(3)
Karlsruhe (3)
Krautscheid (3)
Lahnwerk (2),(3)
Luneburg
Munich (1),(4)
Neustadt
Otzenhausen
Rastatt (1),(3)
Remchingen (3)
Ruesselsheim (1),(3)
Schwalbach (1)
Sindelfingen (1),(4)
Uberherrn (1),(3)
Unterriexingen (2),(3)
Waghausel (3)
Weyhausen (1),(4)
Wuppertal (2),(3)
Zwickau (3)
Hungary	Budapest (1),(4)
Pilis
Solymar (2),(3)
India	Chengalpattu (1),(3)
Lucknow (1),(3)
Pune (2),(3)
Italy	Melfi (1),(3)
Milan (1),(3)
Potenza (1),(4)
Rocca D’Evandro (1)
Salerno (2),(3)
Turin (1),(3)
Japan	Ayase (3)
Fukuoka (3)
Hamakita (3)
Mouka
Nagoya (1),(4)
Yokosuka (2)
Korea	Ansan (1),(4)
Asan (3)
Dangjin
Hwaseong (3)
Jungeup (1)
Yongin (2)
Malaysia	Johor Bahru
Pekan (1)

Malaysia (cont.)	Shah Alam (3)
Mexico	Celaya (3)
Cienega de Flores
Cuidad Juarez (3)
Escobedo
Monclova
Monterrey (2),(3)
Naucalpan de Juarez (1)
Puebla (2),(3)
Ramos Arizpe (2),(3)
Saltillo
Tlaxcala
Tlazala (1)
Torreon
Netherlands	Rotterdam (1),(4)
Sittard (1),(3)
Poland	Bierun (3)
Katowice (1),(4)
Portugal	Nelas (3)
Portalegre (3)
Romania	Mioveni (1),(3)
Ploiesti (3)
Singapore	Singapore (1),(4)
Slovak Republic	Bratislava (1),(3)
Kostany nad Turcom (3)
Trnava (1),(4)
South Africa	East London (1),(3)
Port Elizabeth (1)
Pretoria (1),(3)
Uitenhage (1),(3)
Spain	Alagon (3)
Barcelona (3)
Burgos (2),(3)
Guadalajara (1),(4)
Guadamar del Segura
Madrid (1),(3)
Valencia (2),(3)
Valladolid (3)
Zaragoza (3)
Sweden	Goteborg (1),(4)
Hultsfred (2),(4)
Stockholm (1),(4)
Switzerland	Regensdorf (1),(4)
Thailand	Rayong
Tunisia	Bir el Bay
United Kingdom	Burton-Upon-Trent (2)
Chelmsford (1),(3)
Denham (1),(4)
Leamington Spa (1)
Liverpool (2),(3)
Redditch (1)
Sunderland
Telford (2),(3)
Wednesbury

Controls Group

Alabama	Huntsville (1),(4)
California	Ft. Irwin (4)
Los Angeles (1),(4)
Florida	Cape Canaveral (4)
Panama City (1),(4)
Indiana	Goshen (1),(3)
Kentucky	Erlanger (1),(4)
Maryland	Bowie (1),(4)
Gaithersburg (1),(4)
Loveville (1)
New Mexico	Espanola (4)
Pennsylvania	Philadelphia (1),(4)
Texas	Pharr (1),(4)
Wichita Falls (3)
Washington D.C. (1),(4)
Washington	Silverdale (4)
Wisconsin	Milwaukee (2),(4)
Watertown (1),(3)
Australia	Sydney (1),(4)
Austria	Vienna (1),(4)
Belgium	Brussels (1),(4)
Diegem (1),(4)
Brazil	Brasilia (1),(4)
Canada	Kamloops (1),(4)
Markham (1),(4)
Victoria (1),(4)
China	Beijing (1),(4)
Hong Kong (1),(4)
Shanghai (1),(3)
Shenzhen (1),(4)
Tianjin (1),(4)
Czech Republic	Prague (1),(4)
France	Colombes (1),(4)
Germany	Essen (2),(3)
Hannover (1),(4)
Hungary	Budapest (1),(4)
India	Mumbai (1),(4)
Italy	Lomagna (3)
Milan (1),(4)
Japan	Chiba (1),(4)
Hiroshima (1),(4)
Hokkaido (1),(4)
Koga (3)
Kyushu (1),(4)
Nagoya (1),(4)
Osaka (1),(4)
Saitama (1),(4)
Tokyo (1),(4)
Yokohama (1),(4)
Korea	Seoul (1),(4)
Malaysia	Kuala Lumpur (1),(4)
Mexico	Cuidad Juarez (1),(3)
Irapuato (1),(4)
Reynosa (3)
Netherlands	Gorinchem (1),(4)
Leeuwarden (3)

Norway	Oslo (1),(4)
Philippines	Mandaluyong (1),(4)
Poland	Poznan (1),(4)
Warsaw (1),(4)
Russia	Moscow (1),(4)
St. Petersburg (1),(4)
Singapore	Singapore (1),(4)
Slovak Republic	Bratislava (1),(4)
South Africa	Randburg (1),(4)
Spain	Madrid (1),(4)
Sweden	Danderyd (1),(4)
Switzerland	Basel (1),(3)
Eschenbach (1),(3)
Zurich (1),(4)
Thailand	Bangkok (1),(4)
United Kingdom	Birmingham (1),(4)
Cumbernauld (1),(4)
Leatherhead (1),(4)
London (1),(4)
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

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 50 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental losses consistent with generally accepted accounting principles; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental costs totaled $61 million and $62 million at September 30, 2004 and 2003, respectively. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Typically, site remediation matters are addressed at the administrative agency level of the government. Occasionally, however, litigation is involved. The most significant of such matters where litigation has been commenced by the government or by private parties and remains pending against the Company is the following:

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

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s fiscal year 2004 Proxy Statement.

John M. Barth, 58, became Chairman on January 1, 2004. He was elected President in 1998 and Chief Executive Officer on October 1, 2002. He was elected a member of the Board of Directors in 1997. Previously, Mr. Barth served as Chief Operating Officer and an Executive Vice President with responsibility for the Automotive Group. Mr. Barth joined the Company in 1969.

James H. Keyes, 64, retired as Chairman on December 31, 2003 and retired as a member of the Board of Directors at the close of business on November 17, 2004. Mr. Keyes served as Johnson Controls Chairman between 1993 and 2002 and as its Chief Executive Officer from 1988 to 2002.

Stephen A. Roell, 54, was elected a member of the Board of Directors and Executive Vice President in 2004 and has served as Chief Financial Officer since 1991. Previously, he served as Senior Vice President. He was a Vice President from 1991 to 1998 and earlier served as Corporate Controller and Treasurer. Mr. Roell joined the Company in 1982.

Giovanni “John” Fiori, 61, was elected an Executive Vice President in 2002 and serves as President of Johnson Controls International. Previously, he served as President of automotive operations in Europe, Africa, South America and Asia and Vice President of automotive seating operations in Europe. Mr. Fiori joined the Company in 1987.

John P. Kennedy, 61, was appointed President of the Controls Group in 2004 and has been Senior Vice President since 2002. He served as Secretary from 1987 to 2004 and as General Counsel from 1984 to 2004. He previously served as a Vice President. Mr. Kennedy joined the Company in 1984.

Keith E. Wandell, 55, was appointed a member of the Office of the CEO in 2004 and has served as President of the Automotive Group since October 1, 2003. He was elected a Corporate Vice President in 1997. Previously, he served in a number of management positions, most recently as President of battery operations for the Automotive Group and Vice President and General Manager of the Automotive Group’s Starting, Lighting and Ignition Battery Division. Mr. Wandell joined the Company in 1988.

Jeffrey S. Edwards, 41, was elected a Corporate Vice President in 2004 and serves as Group Vice President and General Manager for Japan and Asia Pacific for the Automotive Group’s interiors business. Mr. Edwards has served Johnson Controls for 20 years in a variety of automotive sales, manufacturing and engineering positions. Mr. Edwards joined the Company 1984.

Sean Major, 40, was elected Assistant Secretary and appointed Assistant General Counsel in 2004. He formerly served as group Vice President and General Counsel International. Mr. Major joined the Company in 1998.

Susan F. Davis, 51, was elected Corporate Vice President, Human Resources in 1994. Previously, she served as Vice President of Organizational Development for the Automotive Group and the former Plastics Technology Group. Ms. Davis joined the Company in 1983.

R. Bruce McDonald, 44, was elected Assistant Chief Financial Officer in 2004 and has served as a Corporate Vice President since 2002. He previously served as Corporate Controller since November 2001 when he joined the Company. Prior to that time, Mr. McDonald was Vice President of Finance for the automotive business of TRW Inc. and previously held various financial positions with LucasVarity plc.

Alex A. Molinaroli, 44, was elected a Corporate Vice President in 2004 and serves as Vice President and General Manager for the Americas for the Controls Group. Mr. Molinaroli has worked for Johnson Controls for 21 years and has held increasing levels of responsibility for controls systems and services sales and operations. Mr. Molinaroli joined the Company 1983.

Jerome D. Okarma, 52, was named Vice President, Secretary and General Counsel in November 2004. He was elected a Corporate Vice President in September 2003 and served as Assistant Secretary from 1990 to 2004. He served as Deputy General Counsel from 2000 to 2004. Prior to that he served as Assistant General Counsel from 1989 to 2000, and previously as Group Vice President and General Counsel of the Controls Group and the Battery Group. Mr. Okarma joined the Company in 1989.

Darlene Rose, 59, was elected Senior Vice President in 2004 and will support the Company’s diversity initiatives. She served as Vice President Corporate Development and Strategy from 1999 to 2004. She previously served as Director of Corporate Benefits and Payroll, and earlier held management positions in audit, financial planning and information technology. Ms. Rose was elected a corporate officer in 1999 and joined the Company in 1969.

Gregg M. Sherrill, 51, was elected a Corporate Vice President in 2004 and serves as Group Vice President and General Manager for the Automotive Group’s battery business. Since joining Johnson Controls five years ago, he has also served in key interiors management positions in North America and Europe. Mr. Sherrill joined the Company 1998.

Michael D. Su, 45, was elected a Corporate Vice President in 2004 and serves as Vice President and Managing Director of the Asia Pacific region for the Controls Group. Mr. Su has been with Johnson Controls for 20 years, serving in various controls management positions in Asia and North America. Mr. Su joined the Company 1984.

Brian J. Stark, 55, will retire December 31, 2004; he most recently served as Controls Group President. He served as a Corporate Vice President since 1995 and as President of the Controls Group since 1998. Mr. Stark held a number of senior management positions within the Controls Group from the time he joined the Company in 1972.

Subhash “Sam” Valanju, 61, was elected a Corporate Vice President in 1999 and has served as Chief Information Officer since joining the Company in 1996.

Bogoljub “Bob” Velanovich, 67 was elected a Corporate Vice President in 2000. He also serves as Group Vice President — Six Sigma for the Automotive Group. He previously served as Group Vice President — Manufacturing and Engineering Quality and Product Launch Assurance for the Automotive Group. Mr. Velanovich served in several senior management positions within the Automotive Group since joining the Company in 1991.

Frank A. Voltolina, 44, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to that time, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc.

Denise M. Zutz, 53, was appointed Vice President of Strategy, Investor Relations and Communication in 2004. She had formerly served as Vice President, Corporate Communication from 1991 to 2004. Ms. Zutz was elected a corporate officer in 1991. She has served as Director of Corporate Communication and in other communication positions since joining the Company in 1973.

There are no family relationships, as defined by the instructions to this item, between the above executive officers.

All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.

PART II

The information required by Part II, Items 5, 6, 7, 7A and 8, are incorporated herein by reference to the Company’s 2004 Annual Report to Shareholders as follows:

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS — See price range and dividend information on page 28 of the 2004 Annual Report to Shareholders. The shares are traded on the New York Stock Exchange.

Number of Record Holders
Title of Class	as of October 31, 2004
Common Stock, $.04-1/6 par value	54,991

On November 19, 2003, the Company’s Board of Directors declared a two-for-one stock split of the common stock payable January 2, 2004 to shareholders of record on December 12, 2003. This stock split resulted in the issuance of approximately 90.5 million additional shares of common stock and was accounted for by the transfer of approximately $7.5 million from common stock to capital in excess of par value. All share or per share data in this Form 10-K have been restated to reflect the two-for-one stock split.

The Company has entered into an Equity Swap Agreement, dated as of March 18, 2004 (the “Swap Agreement”), with Citibank, N.A. (“Citibank”). Citibank has advised the Company that in connection with the Swap Agreement it has purchased shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares on behalf of the Company. The expiration date of the Swap Agreement is not currently determinable. There were no purchases by the Company or by Citibank in the quarter ended September 30, 2004.

ITEM 6	SELECTED FINANCIAL DATA — See “Five Year Summary” on page 51 of the 2004 Annual Report to Shareholders.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — See pages 18 through 28 of the 2004 Annual Report to Shareholders.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — See “Risk Management” on pages 26 and 27 of Management’s Discussion and Analysis section of the 2004 Annual Report to Shareholders.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — See pages 29 through 50 of the 2004 Annual Report to Shareholders.

ITEM 9	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE — None.

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

ITEM 9B          OTHER INFORMATION

None.

PART III

The information required by Part III, Items 10, 11, 12 and 14, are incorporated herein by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders (fiscal year 2004 Proxy Statement), dated and to be filed with the SEC on December 3, 2004, as follows:

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT — Incorporated by reference to sections entitled “Election of Directors,” “Board Information,” “Board Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Q: Where can I find Corporate Governance materials for Johnson Controls” and “Audit Committee Report” of the fiscal year 2004 Proxy Statement. Required information on executive officers of the Company appears on pages 15-18 of Part I of this report.

ITEM 11	EXECUTIVE COMPENSATION — Incorporated by reference to sections entitled “Executive Compensation,” “Compensation Committee Report,” “Performance Graph,” “Board Information” and “Employment Agreements” of the fiscal year 2004 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Incorporated by reference to the section entitled “Johnson Controls Share Ownership” and “Equity Compensation Plan Information” of the fiscal year 2004 Proxy Statement.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS — None.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES — Incorporated by reference to the section entitled “Audit Committee Report” of the fiscal year 2004 Proxy Statement.

PART IV

ITEM 15          EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Page in
Annual Report*
(a) The following documents are filed as part of this report:

(1) Financial Statements

Consolidated Statement of Income for the years ended September 30, 2004, 2003 and 2002	29

Consolidated Statement of Financial Position at September 30, 2004 and 2003	30

Consolidated Statement of Cash Flows for the years ended September 30, 2004, 2003 and 2002	31

Consolidated Statement of Shareholders’ Equity for the years ended September 30, 2004, 2003 and 2002	32

Notes to Consolidated Financial Statements	33-49

Report of Independent Registered Public Accounting Firm	50

*Incorporated by reference from the indicated pages of the 2004 Annual Report to Shareholders.

Page in
Form 10-K
(2) Financial Statement Schedule

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	22

For the years ended September 30, 2004, 2003 and 2002:

Schedule II — Valuation and Qualifying Accounts	24

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

Other Matters

For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 33-58092, 33-58094, 33-49862, 333-10707, 333-36311, 333-66073, 333-41564, and 333-117898.

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

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors
of Johnson Controls, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 12, 2004 appearing in the 2004 Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 12, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS, INC.
By:	/s/ Stephen A. Roell
Stephen A. Roell
Executive Vice President and Chief Financial Officer

Date: November 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 30, 2004, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ John M. Barth John M. Barth President, Chief Executive Officer and Director (Chairman)	/s/ Stephen A. Roell Stephen A. Roell Executive Vice President and Chief Financial Officer

/s/ R. Bruce McDonald R. Bruce McDonald Vice President and Assistant Chief Financial Officer	/s/ Paul A. Brunner Paul A. Brunner Director

/s/ Dennis W. Archer Dennis W. Archer Director	/s/ Robert A. Cornog Robert A. Cornog Director

/s/ Robert L. Barnett Robert L. Barnett Director	/s/ Willie D. Davis Willie D. Davis Director

/s/ Natalie A. Black Natalie A. Black Director	/s/ Jeffrey A. Joerres Jeffrey A. Joerres Director

JOHNSON CONTROLS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Year Ended September 30,	2004	2003	2002

Accounts Receivable — Allowance for Doubtful Accounts
Balance at beginning of period	$48.5	$44.8	$28.1
Provision charged to costs and expenses	23.4	17.1	20.4
Reserve adjustments	(11.2)	(9.2)	(7.8)
Accounts charged off	(17.7)	(13.7)	(4.2)
Acquisition of businesses	2.4	4.4	10.6
Currency translation	2.5	4.4	0.9
Other	—	0.7	(3.2)

Balance at end of period	$47.9	$48.5	$44.8

Deferred Tax Assets — Valuation Allowance
Balance at beginning of period	$472.1	$352.2	$88.7
Allowance established for new operating and other loss carryforwards	112.8	128.8	277.3
Allowance reversed for loss carryforwards utilized	(13.2)	(8.9)	(13.8)

Balance at end of period	$571.7	$472.1	$352.2

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

3.(i)A	Articles of Amendment to Restated Articles of Incorporation of Johnson Controls, Inc., filed and effective December 12, 2003 (incorporated by reference to Exhibit 3.(i) to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.(i)B	Composite of Restated Articles of Incorporation of Johnson Controls, Inc., as amended through December 12, 2003 (incorporated by reference to Exhibit 3.(ii) to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.(ii)	By-laws of Johnson Controls, Inc., as amended March 27, 2002 (incorporated by reference to Exhibit 3 (ii) to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2002).

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991).

4.D	Indenture for debt securities dated February 22, 1995 between Johnson Controls, Inc. and Chemical Bank Delaware (now known as Chase Bank), trustee (incorporated by reference to Johnson Controls, Inc. Registration Statement on Form S-3, [Reg. No. 33-57685]).

10.A	Johnson Controls, Inc., 1992 Stock Option Plan as amended through January 24, 1996 (incorporated by reference to Exhibit 10.A to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1996).

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

10.B	Johnson Controls, Inc., Common Stock Purchase Plan for Executives as amended November 17, 2004 and effective December 1, 2004, filed herewith.	29-32

10.C	Johnson Controls, Inc., 1992 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1992).

10.D	Johnson Controls, Inc., Deferred Compensation Plan for Certain Directors as amended through October 1, 2003 (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003).

10.E	Johnson Controls, Inc., Executive Incentive Compensation Plan as amended through October 1, 2001 (incorporated by reference to Exhibit 10.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.F	Johnson Controls, Inc., Executive Incentive Compensation Plan, Deferred Option, Qualified Plan as amended and restated effective October 1, 2003, (incorporated by reference to Exhibit C of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).

10.G	Johnson Controls, Inc., Long-Term Performance Plan, as amended and restated effective October 1, 2003 (incorporated by reference to Exhibit B of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).

10.H	Johnson Controls, Inc., Executive Survivor Benefits Plan amended through October 1, 2001 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

10.I	Johnson Controls, Inc., Equalization Benefit Plan, as amended through October 1, 2003, filed herewith.	33-48

10.J	Johnson Controls, Inc., PERT Equalization Benefit Plan, as amended through October 1, 2003 (incorporated by reference to Exhibit 10.J to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003).

10.K	Form of employment agreement, as amended through September 26, 2001, between Johnson Controls, Inc. and all elected officers and key executives (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.L	Form of indemnity agreement, as amended, between Johnson Controls, Inc. and all elected officers (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991).

10.M	Johnson Controls, Inc., Director Share Unit Plan, as amended through October 1, 2003 (incorporated by reference to Exhibit 10.M to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003).

10.N	Johnson Controls, Inc., 2000 Stock Option Plan, as amended through October 1, 2001 (incorporated by reference to Exhibit 10.N to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.O	Johnson Controls, Inc., 2001 Restricted Stock Plan, as amended and restated effective October 1, 2003 (incorporated by reference to Exhibit E of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).

10.P	Johnson Controls, Inc., Executive Deferred Compensation Plan, as amended through October 1, 2003, filed herewith.	49-67

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

10.Q	Johnson Controls, Inc., 2003 Stock Plan for Outside Directors, effective October 1, 2003 (incorporated by reference to Exhibit D of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).

10.R	Letter agreement relating to James H. Keyes’ retirement (incorporated by reference to an exhibit to the Form 8-K dated July 23, 2003).

10.S	Letter agreement dated November 21, 2002 amending Giovanni Fiori’s Executive Employment Agreement (incorporated by reference to Exhibit 10.R to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003), relating to the Johnson Controls, Inc. Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

12	Statement regarding computation of ratio of earnings to fixed charges for the year ended September 30, 2004, filed herewith.	68

13	2004 Annual Report to Shareholders (incorporated sections only in electronic filing), filed herewith.	69-102

21	Subsidiaries of the Registrant, filed herewith.	103-106

23	Consent of Independent Registered Public Accounting Firm dated November 30, 2004, filed herewith.	107

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	108

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	109

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	110

*These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc. and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.