Form 10-Q
period 2004-12-31
JOHNSON CONTROLS INC
filed 2005-01-31
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2004

Common Stock $.04 1/6 Par Value	191,174,330

JOHNSON CONTROLS, INC.

FORM 10-Q

December 31, 2004

REPORT INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	December 31,	September 30,	December 31,
	2004	2004	2003
ASSETS
Cash and cash equivalents	$240.7	$169.5	$302.6
Accounts receivable - net	3,994.7	4,073.6	3,410.7
Costs and earnings in excess of billings on uncompleted contracts	362.0	328.6	318.7
Inventories	949.8	887.2	810.7
Assets of discontinued operations	426.4	394.4	367.0
Other current assets	882.5	780.0	790.5

Current assets	6,856.1	6,633.3	6,000.2

Property, plant and equipment - net	3,614.1	3,473.3	3,079.5
Goodwill - net	3,756.3	3,609.1	3,143.7
Other intangible assets - net	299.1	291.0	267.8
Investments in partially-owned affiliates	325.3	314.9	425.9
Other noncurrent assets	825.7	769.2	753.8

Total assets	$15,676.6	$15,090.8	$13,670.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$901.9	$813.3	$717.6
Current portion of long-term debt	217.5	226.8	130.9
Accounts payable	3,528.6	3,664.4	3,181.1
Accrued compensation and benefits	603.5	639.2	472.4
Accrued income taxes	20.4	47.4	100.2
Billings in excess of costs and earnings on uncompleted contracts	218.8	197.2	204.4
Liabilities of discontinued operations	119.8	128.1	97.0
Other current liabilities	1,012.9	885.2	827.9

Current liabilities	6,623.4	6,601.6	5,731.5

Long-term debt	1,668.5	1,630.6	1,830.6
Postretirement health and other benefits	163.6	164.1	167.1
Minority interests in equity of subsidiaries	294.8	268.7	229.5
Other noncurrent liabilities	1,344.7	1,219.5	1,130.6
Shareholders’ equity	5,581.6	5,206.3	4,581.6

Total liabilities and shareholders’ equity	$15,676.6	$15,090.8	$13,670.9

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months
	Ended December 31,
	2004	2003
Net sales
Products and systems*	$6,016.4	$5,428.8
Services*	959.1	864.1

	6,975.5	6,292.9

Cost of sales
Products and systems	5,327.6	4,726.6
Services	805.1	720.7

	6,132.7	5,447.3

Gross profit	842.8	845.6

Selling, general and administrative expenses	597.4	592.1

Operating income	245.4	253.5

Interest income	4.4	1.9
Interest expense	(30.9)	(27.2)
Equity income	15.8	17.8
Miscellaneous - net	(4.6)	(24.6)

Other income (expense)	(15.3)	(32.1)

Income from continuing operations before income taxes and minority interests	230.1	221.4

Provision for income taxes	48.6	46.7
Minority interests in net earnings of subsidiaries	21.0	15.5

Income from continuing operations	160.5	159.2

Income from discontinued operations, net of income taxes	7.9	5.3

Net income	$168.4	$164.5

Earnings available for common shareholders	$168.4	$162.7

Earnings per share from continuing operations
Basic	$0.84	$0.87

Diluted	$0.83	$0.83

Earnings per share
Basic	$0.88	$0.90

Diluted	$0.87	$0.86

*	Products and systems consist of Automotive Group products and systems and Controls Group installed systems. Services are Controls Group technical and facility management services.

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months
	Ended December 31,
	2004	2003
Operating Activities
Income from continuing operations	$160.5	$159.2

Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation	158.7	140.1
Amortization of intangibles	5.8	4.9
Equity in earnings of partially-owned affiliates, net of dividends received	(15.4)	(4.4)
Minority interests in net earnings of subsidiaries	21.0	15.5
Deferred income taxes	(0.4)	7.2
Other	(1.6)	2.7
Changes in working capital, excluding acquisition of businesses
Receivables	263.0	176.7
Inventories	(14.3)	10.7
Other current assets	(41.4)	30.3
Accounts payable and accrued liabilities	(327.6)	(384.7)
Accrued income taxes	16.8	43.8
Billings in excess of costs and earnings on uncompleted contracts	15.1	13.6

Cash provided by operating activities of continuing operations	240.2	215.6

Cash (used) provided by operating activities of discontinued operations	(5.7)	31.4

Cash provided by operating activities	234.5	247.0

Investing Activities
Capital expenditures	(143.6)	(197.6)
Sale of property, plant and equipment	4.2	8.9
Acquisition of businesses, net of cash acquired	(33.1)	(36.6)
Recoverable customer engineering expenditures	(8.6)	(49.1)
Changes in long-term investments	(2.0)	5.2
Net investing activities of discontinued operations	(3.0)	(6.0)

Cash used by investing activities	(186.1)	(275.2)

Financing Activities
Increase in short-term debt - net	79.8	592.7
Increase in long-term debt	3.4	49.9
Repayment of long-term debt	(76.7)	(423.9)
Payment of cash dividends	(3.6)	(5.4)
Other	11.2	6.8
Net financing activities of discontinued operations	8.7	(25.4)

Cash provided by financing activities	22.8	194.7

Increase in cash and cash equivalents	$71.2	$166.5

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report to Shareholders for the year ended September 30, 2004. The September 30, 2004 Consolidated Statement of Financial Position is derived from the audited financial statements, adjusted for discontinued operations (See Note 3). The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results which may be expected for the Company’s 2005 fiscal year because of seasonal and other factors. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	December 31,	September 30,	December 31,
(in millions)	2004	2004	2003
Raw materials and supplies	$498.5	$485.2	$459.0
Work-in-process	138.1	137.0	108.7
Finished goods	341.1	292.8	269.7

FIFO inventories	977.7	915.0	837.4
LIFO reserve	(27.9)	(27.8)	(26.7)

Inventories	$949.8	$887.2	$810.7

3.	Discontinued Operations

On January 10, 2005, the Company announced that it intends to sell its engine electronics business to Valeo for approximately €330 million, or approximately $437 million. The transaction, which is subject to regulatory approvals, is expected to be completed in the second quarter of fiscal 2005. This non-core business, which was a part of the Sagem SA automotive electronics business that was acquired in fiscal 2002, is reported as discontinued operations in the Consolidated Financial Statements. Under the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the income statement components of the discontinued operations will be aggregated and presented on a single line in the Consolidated Statement of Income through the date of sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the revenues and expenses of the discontinued operations:

	Three Months
	Ended December 31,
(in millions)	2004	2003
Net sales	$118.8	$91.2
Cost of sales	99.8	75.5

Gross profit	19.0	15.7
Selling, general and administrative expenses	6.8	7.4

Operating income	12.2	8.3
Provision for income taxes	4.3	3.0

Net income	$7.9	$5.3

Earnings per share of discontinued operations
Basic	$0.04	$0.03

Diluted	$0.04	$0.03

The Consolidated Statement of Financial Position at December 31, 2004 includes assets of discontinued operations of $426.4 million, consisting of goodwill ($157.2 million), accounts receivable ($100.0 million), property, plant and equipment – net ($60.7 million), other intangible assets – net ($59.5 million) and other miscellaneous assets ($49.0 million). Liabilities of discontinued operations at December 31, 2004 totaled $119.8 million, consisting of accounts payable ($89.6 million), accrued compensation ($23.6 million) and other miscellaneous liabilities ($6.6 million).

4.	Product Warranties

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The changes in the carrying amount of total product warranty liability for the three-month period ended December 31, 2004 were as follows:

(in millions)
Balance as of September 30, 2004	$69.8
Accruals for warranties issued during the period	10.2
Accruals related to pre-existing warranties (including changes in estimates)	(0.6)
Settlements made (in cash or in kind) during the period	(10.9)
Currency translation	2.6

Balance as of December 31, 2004	$71.1

5.	Stock-Based Compensation – Stock Options

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FAS 123.” In accordance with SFAS No. 148, the Company has adopted the fair value recognition provisions on a prospective basis and, accordingly, the expense recognized in the three-month period ended December 31, 2004 represents a pro rata portion of the fiscal 2005, 2004 and 2003 grants which are earned over a three-year vesting period.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months
	Ended December 31,
(in millions)	2004	2003
Net income, as reported	$168.4	$164.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.4	3.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.7)	(5.5)

Pro forma net income	$167.1	$162.6

Earnings per share
Basic - as reported	$0.88	$0.90

Basic - pro forma	$0.88	$0.89

Diluted - as reported	$0.87	$0.86

Diluted - pro forma	$0.86	$0.85

During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

under other Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

6.	Guarantees

The Company has guaranteed the residual value related to the Company aircraft accounted for as synthetic leases. The guarantees extend through the lease maturity dates of September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values, not to exceed $53 million in aggregate. The Company has recorded a liability of approximately $3 million within Other noncurrent liabilities and a corresponding amount within Other noncurrent assets in the Consolidated Statement of Financial Position relating to the Company’s obligation under the guarantees. These amounts are being amortized over the life of the guarantees.

7.	Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

	Three Months
	Ended December 31,
(in millions)	2004	2003
Income Available to Common Shareholders
Income from continuing operations	$160.5	$159.2
Preferred stock dividends, net of tax benefit	—	(1.8)

Basic income available to common shareholders	$160.5	$157.4

Income from continuing operations	$160.5	$159.2

Effect of dilutive securities:
Compensation expense, net of tax benefit, arising from assumed conversion of preferred stock	—	(0.1)

Diluted income available to common shareholders	$160.5	$159.1

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	190.7	181.0

Effect of dilutive securities:
Stock options	2.9	3.3
Convertible preferred stock	—	7.5

Diluted weighted average shares outstanding	193.6	191.8

Antidilutive Securities
Options to purchase common shares	0.4	0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2004 and the three-month period ended December 31, 2004 were as follows:

	Automotive	Controls
(in millions)	Group	Group	Total
Balance as of December 31, 2003	$2,690.4	$453.3	$3,143.7
Goodwill from business acquisitions	458.0	—	458.0
Currency translation	(5.9)	13.3	7.4
Other	1.9	(1.9)	—

Balance as of September 30, 2004	3,144.4	464.7	3,609.1
Goodwill from business acquisitions	—	9.0	9.0
Currency translation	125.8	14.7	140.5
Other	(2.3)	—	(2.3)

Balance as of December 31, 2004	$3,267.9	$488.4	$3,756.3

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	December 31, 2004			September 30, 2004			December 31, 2003
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$170.8	$(79.8)	$91.0	$169.4	$(76.6)	$92.8	$164.6	$(68.2)	$96.4
Unpatented technology	81.1	(14.7)	66.4	75.0	(12.6)	62.4	75.1	(8.5)	66.6
Customer relationships	102.9	(8.2)	94.7	95.9	(6.4)	89.5	84.3	(4.2)	80.1
Miscellaneous	10.2	(8.0)	2.2	10.8	(7.6)	3.2	10.8	(6.7)	4.1

Total amortized intangible assets	365.0	(110.7)	254.3	351.1	(103.2)	247.9	334.8	(87.6)	247.2
Unamortized intangible assets
Trademarks	38.8	—	38.8	37.1	—	37.1	11.7	—	11.7
Pension asset	6.0	—	6.0	6.0	—	6.0	8.9	—	8.9

Total unamortized intangible assets	44.8	—	44.8	43.1	—	43.1	20.6	—	20.6

Total intangible assets	$409.8	$(110.7)	$299.1	$394.2	$(103.2)	$291.0	$355.4	$(87.6)	$267.8

Amortization of other intangible assets for the three-month periods ended December 31, 2004 and 2003 was $6 million and $5 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of other intangible assets will approximate $23 million for each of the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Comprehensive Income

A summary of comprehensive income is shown below:

	Three Months
	ended December 31,
(in millions)	2004	2003
Net income	$168.4	$164.5
Realized and unrealized (losses) gains on derivatives	(4.7)	1.2
Foreign currency translation adjustments	199.3	147.6

Other comprehensive income	194.6	148.8

Comprehensive income	$363.0	$313.3

The higher foreign currency translation adjustments (CTA) for the three months ended December 31, 2004 was primarily due to the approximate 8% increase in the euro compared to an approximate 7% increase in the euro for the same period a year ago.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the Accumulated other comprehensive income (loss) account. A net loss of approximately $41 million and $38 million was recorded for the three-month periods ending December 31, 2004 and 2003, respectively.

10.	Segment Information

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

Management’s evaluation of the performance of the Company’s segments excludes significant restructuring costs, discontinued operations and other significant non-recurring gains or losses. Financial information relating to the Company’s reportable segments were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months
	Ended December 31,
(in millions)	2004	2003
Sales
Automotive Group	$5,443.1	$4,886.0
Controls Group	1,532.4	1,406.9

Total	$6,975.5	$6,292.9

Operating Income
Automotive Group	$202.6	$198.9
Controls Group	42.8	54.6

Total	$245.4	$253.5

11.	Income Taxes

The Company’s estimated effective tax rate for continuing operations declined to 26.1% from 28.8% for the prior year due to continuing global tax planning initiatives. The Company utilized an effective rate for discontinued operations of 35.4% both periods, which approximates the local statutory rate. The current quarter rate for continuing operations further benefited from an $11.5 million one time tax benefit related to a change in tax status of a foreign subsidiary during the quarter while the prior year first quarter benefited from a $17.0 million favorable tax settlement related to prior periods (1991-1996).

The Company’s Federal income tax returns and certain foreign income tax returns for fiscal years 1997-2001 are currently under various stages of audit by the Internal Revenue Service (IRS) and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that its annual tax provisions include amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the IRS may differ materially from the amounts accrued for each year. Company management expects that final resolution of these tax audits will occur over the next twelve months.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount between $0 and $560 million, which represents the Company’s cumulative undistributed earnings of foreign subsidiaries subject to the Act. The respective tax liability ranges from $0 to $60 million. We expect to be in a position to finalize our assessment by September 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	Restructuring Costs

In the second quarter of fiscal year 2004, the Company executed a restructuring plan involving cost structure improvement actions and recorded an $82.4 million restructuring charge within Selling, general and administrative (SG&A) expenses in the Consolidated Statement of Income. These costs primarily relate to workforce reductions of approximately 1,500 employees in the Automotive Group and 470 employees in the Controls Group. In addition, the restructuring plan called for four Automotive Group plants to be consolidated. Through December 31, 2004, all impacted employees from the Controls Group and approximately 1,170 employees from the Automotive Group have been separated from the Company. Employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. A significant portion of the Automotive Group actions are concentrated in Europe as the Company focuses on significantly improving profitability in the region. The Controls Group restructuring actions involve activities in both North America and Europe. No further costs related to these specific actions are anticipated. The majority of the restructuring activities are expected to be completed during the current fiscal year.

The following table summarizes the Company’s restructuring reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

	Balance at			Balance at
	September 30,	Utilized		December 31,
(in millions)	2004	Cash	Noncash	2004
Employee severance and termination benefits	$41.8	$(6.0)	—	$35.8
Currency translation	(0.4)	—	$0.5	0.1

	$41.4	$(6.0)	$0.5	$35.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106”:

	Pension
	U.S. Plans		Non-U.S. Plans
	Three Months		Three Months
	Ended December 31,		Ended December 31,
(in millions)	2004	2003	2004	2003
Service cost	$16.1	$14.3	$7.2	$6.7
Interest cost	22.3	20.5	9.8	9.6
Employee contributions	—	—	(0.8)	(1.0)
Expected return on plan assets	(26.0)	(26.0)	(7.5)	(6.4)
Amortization of transitional obligation	(0.5)	(0.7)	—	—
Amortization of net actuarial loss	4.9	2.6	1.7	0.8
Amortization of prior service cost	0.3	0.3	(0.1)	—

Net periodic benefit cost	$17.1	$11.0	$10.3	$9.7

	Postretirement Health
	and Other Benefits
	Three Months
	Ended December 31,
(in millions)	2004	2003
Service cost	$1.4	$1.3
Interest cost	2.6	2.8
Amortization of net actuarial loss	0.2	0.3
Amortization of prior service cost	(0.6)	(0.6)

Net periodic benefit cost	$3.6	$3.8

14.	Contingencies

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

We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the three-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 12, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2004, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 31, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods ended December 31, 2004 and 2003

The following management discussion and analysis of financial condition and results of operations exclude the discontinued operations of the engine electronic business, as discussed in Note 3 to the Consolidated Financial Statements.

Sales

The Company’s net sales for the three-month periods ended December 31, 2004 and 2003 were as follows:

			%
(in millions)	2004	2003	change
Automotive Group	$5,443.1	$4,886.0	11%
Controls Group	1,532.4	1,406.9	9%

Consolidated sales	$6,975.5	$6,292.9	11%

Consolidated net sales in the first quarter of fiscal 2005 were $7.0 billion, rising 11% above the prior year period sales of $6.3 billion. Growth was achieved by both the Automotive Group and the Controls Group.

Automotive Group
Automotive Group sales in the first quarter of fiscal 2005 grew 11% to $5.4 billion from $4.9 billion in the prior year. Excluding the impact of currency translation and acquisitions, segment sales were up 6% over the prior year.

Sales in North America increased 3% over the prior year. Both automotive battery sales and unit shipments increased year over year, with sales increasing 30% compared to the first quarter of the prior year. Excluding the impact of the acquisition of the remaining interest in the Company’s battery joint venture, automotive battery sales increased 9% compared to the comparable prior year period. Interior systems sales were down 1% in the current quarter, which was slightly favorable to the 2.4% decrease in domestic industry vehicle production.

Segment sales in Europe for the current year rose 19% above the prior year period. Excluding the impact of currency translation, European sales were up 10%. The growth, which compares favorably to a slight decline in the estimated European industry production, was primarily attributable to new interiors business in the current year.

Sales in Asia and South America, which represent less than 10% of total segment sales, increased in comparison to the prior year, due to higher volumes across all major regions.

Controls Group
Controls Group sales in the current period were $1.5 billion, 9% above the $1.4 billion in the prior year period. Excluding the impact of currency translation and acquisitions, segment sales were up 3% over the prior year.

North American sales were 8% above the prior year. Sales of installed systems contracts grew 4%, with increased new construction business partially offset by decreases in existing buildings markets. Service sales were up 10%, primarily attributable to higher volumes of both technical and facility management services.

Excluding the positive effects of currency translation, segment sales in Europe were approximately 5% higher than the prior year. Sales increased in systems renovation, service and facility management businesses, while remaining relatively flat in the new construction market.

Sales in Asia, which represent less than 10% of segment revenue, were above the prior year, primarily attributable to strength in Japan and the favorable impact of currency translation.

Operating Income

The Company’s operating income for the three-month periods ended December 31, 2004 and 2003 was as follows:

			%
(in millions)	2004	2003	change
Automotive Group	$202.6	$198.9	2%
Controls Group	42.8	54.6	-22%

Consolidated operating income	$245.4	$253.5	-3%

Consolidated operating income for the first quarter of fiscal 2005 was $245 million, down 3% from the prior year’s $254 million. The Automotive Group was up slightly while the Controls Group decreased compared to the prior year period.

Automotive Group
Automotive Group operating income was $203 million, 2% above the prior year period. The segment benefited from higher gross profits in Europe and lower Selling, General and Administrative (SG&A) expenses, somewhat offset by lower gross profits in North America. In Europe, gross profit was up primarily due to increased volumes of interior systems and operational improvements in both the interior systems and automotive battery businesses. The gross profit was also favorably affected by decreased launch costs. The gross profit decrease in North America was attributable to the timing of customer pricing concessions and higher raw material costs, partially offset by favorable product mix, lower launch costs and higher gross profits from automotive battery sales. Automotive Group SG&A expenses were lower primarily due to lower net engineering expenses.

Controls Group
Controls Group operating income in the first quarter of the current year was $43 million, 22% lower than the prior year period. The decrease was due to slightly higher gross profits in both North America and Europe, more than offset by higher SG&A expense. North American gross profit margins declined due to pricing pressures in the new construction market and the mix of growth among lines of business. North American operating margins declined primarily due to SG&A expenses associated with workforce reductions to improve the competitiveness of the systems business. European operating margins were also negatively impacted by SG&A expenses associated with workforce reductions.

Full Year Outlook

The Company has confirmed its outlook for the full year of 2005, including sales growth of 8 to 10% and double digit increases in operating and net income. For the Automotive Group, sales are expected to be 8% to 10% above the prior year, and operating margin is expected to improve slightly. This outlook assumes North American and European vehicle production levels will be flat to slightly lower in comparison to the prior year. Uncertainties continue in the automotive industry both with respect to vehicle sales and production schedules, as well as markedly higher raw material costs. These uncertainties could cause the Company’s actual results to differ materially from the forecasted amounts. Controls Group sales are also projected to increase 8% to 10% above the prior year. The estimate anticipates growth in systems installation in both new and existing building markets and as well as growth in technical services.

Orders for control systems in the first quarter were above the prior year for performance contracting in the domestic market. Strong domestic market sectors included health care and state and local government. The new construction market strengthened in both North America and Europe.

The Controls Group backlog relates to its installed systems and technical service activity, accounted for using the percentage-of-completion method. At December 31, 2004, the unearned backlog to be executed within the next year was $1.93 billion, 10% above the prior year level of $1.75 billion.

Other Income/Expense

Net interest expense in the current period increased from the prior year period primarily as a result of higher debt levels in the current period. Management expects net interest expense for fiscal year 2005 to be between $115 and $120 million, down from previously issued guidance of $125 to $130 million. The decrease reflects the utilization of the proceeds from the sale of the discontinued operations to reduce short term borrowings. Equity income for the three months ended December 31, 2004 decreased approximately $2 million year-over-year primarily due to lower earnings at certain Automotive Group joint ventures in China. Miscellaneous – net expense in the current quarter was down approximately $20 million from the prior year period. The decrease primarily reflects lower foreign currency losses in the current period and litigation expenses incurred in the prior period.

Provision for Income Taxes

The Company’s estimated effective tax rate for continuing operations declined to 26.1% from 28.8% for the prior year due to continuing global tax planning initiatives. The Company utilized an effective rate for discontinued operations of 35.4% both periods, which approximates the local statutory rate. The current quarter rate for continuing operations further benefited from an $11.5 million one time tax benefit related to a change in tax status of a foreign subsidiary during the quarter while the prior year first quarter benefited from a $17.0 million favorable tax settlement related to prior periods (1991-1996).

Minority Interests in Net Earnings of Subsidiaries

Minority interests in net earnings of subsidiaries in the current quarter increased from the prior year. The increase was primarily due to higher earnings at certain Automotive Group joint ventures in North America and Asia. Management has not changed its full-year estimate for minority interest in net earnings of subsidiaries which is approximately $80 to $90 million.

Income from Continuing Operations

Income from continuing operations for the three months ended December 31, 2004 was $161 million, 1% above the prior year’s $159 million. The increased earnings were a result of lower miscellaneous expense, partially offset by lower operating and equity income and higher net interest expense. Diluted earnings per share from continuing operations for the three months ended December 31, 2004 were $0.83, comparable to the prior year period.

Comparison of Financial Condition

Working Capital and Cash Flow

Working capital, excluding cash and debt, of $1.1 billion at December 31, 2004 was $0.2 billion higher than at fiscal year-end and $0.3 billion higher than one year ago. The increase from year-end was due to lower accounts payable and accrued compensation and benefits and higher other current assets at December 31, 2004, partially offset by higher other current liabilities. The increase from one year ago primarily reflects higher accounts receivable, inventories and other current assets, partially offset by higher accounts payable and other current liabilities.

Cash provided by operating activities of continuing operations in the current quarter was $240 million compared to $216 million for the three-month period ended December 31, 2003. The slight increase primarily relates to favorable changes in working capital from continuing operations compared to the prior year period.

Capital Expenditures

Capital spending for property, plant and equipment for the three-month period ended December 31, 2004 was $144 million, down $54 million from the comparable prior year period. The majority of the current quarter spending was attributable to the Automotive Group. Management has confirmed its estimate for fiscal 2005 capital expenditures of $725 to $775 million.

Capitalization

Total capitalization of $8.4 billion at December 31, 2004 included short-term debt of $0.9 billion, long-term debt (including the current portion) of $1.9 billion and shareholders’ equity of $5.6 billion. The Company’s total capitalization at September 30, 2004 and December 31, 2003 was $7.9 billion and $7.3 billion, respectively. Total debt as a percentage of total capitalization at December 31, 2004 was 33%, compared with 34% at fiscal year-end and 37% one year ago.

On January 10, 2005, the Company announced that it will sell its engine electronics business to Valeo for approximately €330 million, or about $437 million. The transaction, which is subject to regulatory approvals, is expected to be completed in the second quarter of fiscal 2005. The engine electronics business generated revenues of $436 million in fiscal 2004. This non-core business was a part of the Sagem SA automotive electronics business that was acquired in fiscal 2002.

The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at December 31, 2004 were adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in the remainder fiscal 2005 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements, in virtually all cases, do not contain recourse provisions against the Company for its customers’ failure to pay. At December 31, 2004 the Company had sold $188 million of foreign currency trade accounts receivable. The Company’s use of these arrangements has not been a material source of liquidity for the Company. Management intends to discontinue financing its accounts receivables in fiscal 2005.

Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

Cautionary Statements for Forward-Looking Information

The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks and may include words such as “believes,” “expects,” “outlook,” “forecasts” or similar expressions. For those statements, the Company cautions that numerous important factors, including industry vehicle production levels and schedules, the ability to increase prices due to higher raw material costs, the strength of the U.S. or other economies, currency exchange rates, cancellation of commercial contracts, as well as those factors discussed in the company’s Form 8-K filing (dated October 26, 2004), could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three-month period ended December 31, 2004, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report to Shareholders for the year ended September 30, 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into an Equity Swap Agreement, dated as of March 18, 2004 (the “Swap Agreement”), with Citibank, N.A. (“Citibank”). The Company selectively uses equity swaps to reduce market risk associated with its Company stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $135 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The expiration date of the Swap Agreement is not currently determinable.

The following table presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended December 31, 2004. The repurchases of the Company’s common stock by the Company relate solely to stock option and restricted stock transactions that are treated as involving repurchases of Company common stock for purposes of this disclosure.

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of the	Shares that May
	Number of	Average	Publicly	Yet be
	Shares	Price Paid	Announced	Purchased under
Period	Purchased	per Share	Program	the Program(1)

10/01/04 – 10/31/04
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$37,505,000
Total	—	—	—	$37,505,000

11/01/04 – 11/30/04
Purchases by Company	398	$62.83	—	—
Purchases by Citibank	—	—	—	$30,620,000
Total	398	$62.83	—	$30,620,000

12/01/04 – 12/31/04
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$27,152,000
Total	—	—	—	$27,152,000

(1) The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement as of the end of the period in question.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

The registrant held its Annual Meeting of Shareholders on January 26, 2005. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement, and all such nominees (Natalie A. Black, Robert A. Cornog, William H. Lacy and Stephen A. Roell) were elected. Of the 159,033,490 shares voted, at least 150,941,613 shares granted authority to vote for these directors and no more than 8,091,877 shares withheld such authority.

The retention of PricewaterhouseCoopers LLP as an independent registered public accounting firm was approved by the shareholders with 153,607,093 shares voted for such appointment, 3,188,547 shares voted against and 2,237,850 shares abstained.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 25 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: January 31, 2005	By:	/s/ Stephen A. Roell
Stephen A. Roell
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2004.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated January 31, 2005, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.