Form 10-Q
period 2005-03-31
JOHNSON CONTROLS INC
filed 2005-05-06
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005

Common Stock $.04 1/6 Par Value	192,037,907

JOHNSON CONTROLS, INC.

FORM 10-Q

March 31, 2005

REPORT INDEX

Part I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, unaudited)

	March 31,	September 30,	March 31,
	2005	2004	2004
ASSETS
Cash and cash equivalents	$350.2	$169.5	$226.4
Accounts receivable - net	4,346.3	3,992.1	3,607.4
Costs and earnings in excess of billings on uncompleted contracts	320.2	271.8	304.7
Inventories	920.2	885.8	807.8
Assets of discontinued operations	—	579.8	566.2
Other current assets	970.7	774.5	802.9

Current assets	6,907.6	6,673.5	6,315.4

Property, plant and equipment - net	3,511.4	3,463.5	3,132.4
Goodwill - net	3,686.9	3,578.7	3,179.1
Other intangible assets - net	286.8	291.0	264.0
Investments in partially-owned affiliates	278.2	314.9	450.6
Other noncurrent assets	847.4	769.2	783.9

Total assets	$15,518.3	$15,090.8	$14,125.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$382.4	$813.3	$657.9
Current portion of long-term debt	219.0	226.8	32.2
Accounts payable	3,731.4	3,608.4	3,445.2
Accrued compensation and benefits	687.8	606.2	531.5
Accrued income taxes	—	47.1	—
Billings in excess of costs and earnings on uncompleted contracts	233.2	197.2	205.2
Liabilities of discontinued operations	—	228.5	197.4
Other current liabilities	1,077.4	875.6	855.2

Current liabilities	6,331.2	6,603.1	5,924.6

Long-term debt	1,664.6	1,630.6	1,888.9
Postretirement health and other benefits	153.6	164.1	166.6
Minority interests in equity of subsidiaries	289.7	267.2	242.5
Other noncurrent liabilities	1,387.6	1,219.5	1,133.5
Shareholders’ equity	5,691.6	5,206.3	4,769.3

Total liabilities and shareholders’ equity	$15,518.3	$15,090.8	$14,125.4

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Net sales
Products and systems*	$6,289.8	$5,549.2	$12,306.2	$10,978.0
Services*	810.8	757.3	1,614.8	1,470.8

	7,100.6	6,306.5	13,921.0	12,448.8

Cost of sales
Products and systems	5,588.5	4,859.6	10,916.1	9,586.2
Services	661.2	629.1	1,322.8	1,209.4

	6,249.7	5,488.7	12,238.9	10,795.6

Gross profit	850.9	817.8	1,682.1	1,653.2

Selling, general and administrative expenses	580.9	575.2	1,173.9	1,163.1
Restructuring costs	210.0	82.4	210.0	82.4
Japanese pension gain	—	(84.4)	—	(84.4)

Operating income	60.0	244.6	298.2	492.1

Interest income	3.1	3.8	7.5	5.7
Interest expense	(30.7)	(26.8)	(61.6)	(54.0)
Equity income	12.5	16.3	28.3	34.1
Miscellaneous - net	(10.9)	(6.2)	(15.5)	(30.9)

Other income (expense)	(26.0)	(12.9)	(41.3)	(45.1)

Income from continuing operations before income taxes and minority interests	34.0	231.7	256.9	447.0

Income tax (benefit) provision	(31.9)	65.5	13.8	109.8
Minority interests in net earnings of subsidiaries	12.1	18.7	33.1	34.2

Income from continuing operations	53.8	147.5	210.0	303.0
Income from discontinued operations, net of income taxes	3.9	10.2	16.1	19.2
Gain on sale of discontinued operations, net of income taxes	144.8	—	144.8	—

Net income	$202.5	$157.7	$370.9	$322.2

Earnings available for common shareholders	$202.5	$157.7	$370.9	$320.4

Earnings per share from continuing operations
Basic	$0.28	$0.78	$1.10	$1.63

Diluted	$0.28	$0.77	$1.08	$1.57

Earnings per share
Basic	$1.06	$0.83	$1.94	$1.73

Diluted	$1.04	$0.82	$1.91	$1.67

*	Products and systems consist of Automotive Group products and systems and Controls Group installed systems. Services are Controls Group technical and facility management services.

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Operating Activities

Net income	$202.5	$157.7	$370.9	$322.2
Gain and income from discontinued operations	(148.7)	(10.2)	(160.9)	(19.2)

Income from continuing operations	53.8	147.5	210.0	303.0

Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation	162.4	141.8	320.4	281.2
Amortization of intangibles	5.6	4.5	11.6	9.4
Equity in earnings of partially-owned affiliates, net of dividends received	(10.6)	(16.0)	(26.0)	(20.4)
Minority interests in net earnings of subsidiaries	12.1	18.7	33.1	34.2
Deferred income taxes	(95.2)	45.5	(95.6)	52.7
Japanese pension settlement gain	—	(84.4)	—	(84.4)
Non cash restructuring costs	45.8	6.6	45.8	6.6
Other	4.6	(14.0)	3.3	(11.3)
Changes in working capital, excluding acquisitions and divestitures of businesses
Receivables	(481.9)	(292.5)	(234.2)	(125.7)
Inventories	13.9	3.3	(0.4)	13.1
Other current assets	(24.9)	(26.6)	(65.7)	3.9
Restructuring reserves	164.2	65.7	164.2	65.7
Accounts payable and accrued liabilities	397.7	295.6	114.1	(74.8)
Accrued income taxes	(81.9)	(10.0)	(65.2)	33.7
Billings in excess of costs and earnings on uncompleted contracts	16.4	(1.4)	31.5	12.2

Cash provided by operating activities	182.0	284.3	446.9	499.1

Investing Activities
Capital expenditures	(149.5)	(211.0)	(292.0)	(408.3)
Sale of property, plant and equipment	3.7	9.6	7.9	18.5
Acquisition of business, net of cash acquired	—	—	(33.1)	(36.6)
Proceeds from sale of discontinued operations	687.2	—	687.2	—
Recoverable customer engineering expenditures	(8.7)	5.4	(12.0)	(43.7)
Changes in long-term investments	35.8	(7.2)	28.2	(2.0)

Cash provided (used) by investing activities	568.5	(203.2)	386.2	(472.1)

Financing Activities
(Decrease) increase in short-term debt - net	(522.7)	(61.3)	(434.2)	506.0
Increase in long-term debt	10.1	67.1	13.5	117.0
Repayment of long-term debt	(21.6)	(106.7)	(98.3)	(530.6)
Payment of cash dividends	(92.1)	(79.9)	(95.7)	(85.3)
Other	8.3	23.3	19.5	30.1

Cash (used) provided by financing activities	(618.0)	(157.5)	(595.2)	37.2

Cash (used) provided by discontinued operations	(22.8)	0.2	(57.2)	26.1

Increase (decrease) in cash and cash equivalents	$109.7	($76.2)	$180.7	$90.3

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report to Shareholders for the year ended September 30, 2004. The September 30, 2004 Consolidated Statement of Financial Position is derived from the audited financial statements, adjusted for discontinued operations (See Note 3). The results of operations for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results which may be expected for the Company’s 2005 fiscal year because of seasonal and other factors. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

2.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	March 31,	September 30,	March 31,
(in millions)	2005	2004	2004
Raw materials and supplies	$497.3	$483.8	$449.4
Work-in-process	144.5	137.0	116.8
Finished goods	306.6	292.8	268.2

FIFO inventories	948.4	913.6	834.4
LIFO reserve	(28.2)	(27.8)	(26.6)

Inventories	$920.2	$885.8	$807.8

3.	Discontinued Operations

In February 2005, the Company completed the sale of its engine electronics business, included in the Automotive Group segment, to Valeo for approximately €323 million, or about $427 million. This non-core business was acquired in fiscal 2002 from Sagem SA. The sale of the engine electronics business resulted in a gain of approximately $90 million ($57 million after tax), net of related costs.

In March 2005, the Company completed the sale of its Johnson Controls World Services, Inc. subsidiary (World Services), included in the Controls Group segment, to IAP Worldwide Services, Inc. for approximately $268 million, of which $260 million was received in the current period. The remaining proceeds of the sale are expected be received in the third quarter of fiscal 2005. This non-strategic business was acquired in fiscal 1989 from Pan Am Corporation. The sale of World Services

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

resulted in a gain of approximately $144 million ($88 million after tax), net of related costs and subject to certain adjustments.

The following summarizes the revenues, expenses and related gain on sale of the discontinued operations:

	Engine Electronics (1)				Johnson Controls World Services, Inc. (2)
	Three Months		Six Months		Three Months		Six Months
	Ended March 31,		Ended March 31,		Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Net sales	$80.9	$109.4	$199.7	$200.6	$185.3	$204.2	$340.4	$354.8
Cost of sales	72.4	93.8	172.3	169.4	175.1	187.8	318.6	328.0

Gross profit	8.5	15.6	27.4	31.2	10.2	16.4	21.8	26.8
Selling, general and administrative expenses	10.1	11.5	16.8	18.8	3.7	4.2	8.1	8.6

Operating (loss) income	(1.6)	4.1	10.6	12.4	6.5	12.2	13.7	18.2
Miscellaneous - net	—	—	—	—	1.2	1.3	1.4	1.4

Income (loss) before income taxes and minority interests	(1.6)	4.1	10.6	12.4	7.7	13.5	15.1	19.6
Provision (benefit) for income taxes	(0.6)	1.4	3.7	4.4	3.0	5.3	5.8	7.7
Minority interests	—	—	—	—	(0.2)	0.7	0.1	0.7

Net income (loss)	($1.0)	$2.7	$6.9	$8.0	$4.9	$7.5	$9.2	$11.2

Earnings (loss) per share from discontinued operations
Basic	($0.01)	$0.01	$0.03	$0.04	$0.03	$0.04	$0.05	$0.06

Diluted	($0.01)	$0.01	$0.03	$0.04	$0.03	$0.04	$0.05	$0.06

Earnings per share from gain on sale of discontinued operations
Basic	$0.30	—	$0.30	—	$0.46	—	$0.46	—

Diluted	$0.29	—	$0.30	—	$0.45	—	$0.45	—

(1)	Engine Electronics includes revenues and expenses through February 28, 2005, the effective date of the disposition.

(2)	World Services includes revenues and expenses through March 30, 2005, the effective date of disposition.

Assets of the engine electronics business as of the disposal date totaled $427 million, which consisted of goodwill ($154 million), accounts receivable ($100 million), property, plant and equipment – net ($69 million), other intangible assets – net ($59 million) and other miscellaneous assets ($45 million). Liabilities of the engine electronics business as of the disposal date totaled $90 million, which consisted of accounts payable ($82 million) and other miscellaneous liabilities ($8 million).

Assets of World Services as of the disposal date totaled $178 million, which consisted of accounts receivable ($127 million), goodwill ($30 million), property, plant and equipment – net ($10 million) and other miscellaneous assets ($11 million). Liabilities of World Services as of the disposal date totaled $54 million, which consisted of accounts payable ($32 million) and other miscellaneous liabilities ($22 million).

4.	Product Warranties

The Company provides warranties to certain of its customers depending upon the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires replacement of defective products within a specified time period from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The changes in the carrying amount of total product warranty liability for the six month period ended March 31, 2005 were as follows:

(in millions)
Balance as of September 30, 2004	$65.2
Accruals for warranties issued during the period	21.3
Accruals related to pre-existing warranties (including changes in estimates)	(1.4)
Accruals from acquisition	0.2
Settlements made (in cash or in kind) during the period	(26.7)
Currency translation	1.7

Balance as of March 31, 2005	$60.3

5.	Research and Development

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within Selling, general and administrative expenses. Such expenditures amounted to approximately $218 million and $241 million for the three months ended March 31, 2005 and 2004, respectively. Expenditures of approximately $436 million and $479 million were recorded for the six months ended March 31, 2005 and 2004, respectively. The lower spending related to research and development is due to the completion of expenditures associated with prior year launches.

A portion of the costs associated with these activities is reimbursed by customers, and totaled approximately $105 million and $92 million for the three months ended March 31, 2005 and 2004, respectively, and approximately $180 million and $164 million for the six months ended March 31, 2005 and 2004, respectively.

6.	Stock-Based Compensation – Stock Options

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FAS 123.” In accordance with SFAS No. 148, the Company has adopted the fair value recognition provisions on a prospective basis and, accordingly, the expense recognized in the three and six month period ended March 31, 2005 represents a pro rata portion of the fiscal 2005, 2004 and 2003 grants which are earned over a three-year vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004
Net income, as reported	$202.5	$157.7	$370.9	$322.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.3	3.7	6.7	7.3

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.3)	(5.3)	(7.5)	(10.8)

Pro forma net income	$202.5	$156.1	$370.1	$318.7

Earnings per share
Basic - as reported	$1.06	$0.83	$1.94	$1.73

Basic - pro forma	$1.06	$0.82	$1.94	$1.71

Diluted - as reported	$1.04	$0.82	$1.91	$1.67

Diluted - pro forma	$1.04	$0.81	$1.91	$1.66

During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R to the first interim period of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

7.	Guarantees

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004
Income Available to Common Shareholders
Net income	$202.5	$157.7	$370.9	$322.2
Preferred stock dividends, net of tax benefit	—	—	—	(1.8)

Basic income available to common shareholders	$202.5	$157.7	$370.9	$320.4

Net income	$202.5	$157.7	$370.9	$322.2

Effect of dilutive securities:
Compensation expense, net of tax benefit, arising from assumed conversion of preferred stock	—	—	—	(0.1)

Diluted income available to common shareholders	$202.5	$157.7	$370.9	$322.1

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	191.6	189.5	191.2	185.2

Effect of dilutive securities:
Stock options	2.6	3.3	2.7	3.4
Convertible preferred stock	—	—	—	3.7

Diluted weighted average shares outstanding	194.2	192.8	193.9	192.3

Antidilutive Securities
Options to purchase common shares	0.8	0.3	0.6	0.3

9.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six month period ended September 30, 2004 and the six month period ended March 31, 2005 were as follows:

	Automotive	Controls
(in millions)	Group	Group	Total
Balance as of March 31, 2004	$2,742.1	$437.0	$3,179.1
Goodwill from business acquisitions	458.0	—	458.0
Currency translation	(10.1)	(0.8)	(10.9)
Other	(45.6)	(1.9)	(47.5)

Balance as of September 30, 2004	3,144.4	434.3	3,578.7
Goodwill from business acquisitions	—	9.0	9.0
Currency translation	86.9	14.1	101.0
Other	(2.0)	0.2	(1.8)

Balance as of March 31, 2005	$3,229.3	$457.6	$3,686.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	March 31, 2005			September 30, 2004			March 31, 2004
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$234.6	$(94.9)	$139.7	$224.5	$(85.0)	$139.5	$219.7	$(77.4)	$142.3
Unpatented technology	32.6	(6.0)	26.6	31.7	(4.9)	26.8	31.8	(3.8)	28.0
Customer relationships	80.3	(6.8)	73.5	83.9	(5.6)	78.3	72.6	(4.2)	68.4
Miscellaneous	10.4	(8.0)	2.4	10.8	(7.5)	3.3	10.8	(6.8)	4.0

Total amortized intangible assets	357.9	(115.7)	242.2	350.9	(103.0)	247.9	334.9	(92.2)	242.7
Unamortized intangible assets
Trademarks	38.4	—	38.4	37.1	—	37.1	12.4	—	12.4
Pension asset	6.2	—	6.2	6.0	—	6.0	8.9	—	8.9

Total unamortized intangible assets	44.6	—	44.6	43.1	—	43.1	21.3	—	21.3

Total intangible assets	$402.5	$(115.7)	$286.8	$394.0	$(103.0)	$291.0	$356.2	$(92.2)	$264.0

Amortization of other intangible assets for the six month periods ended March 31, 2005 and 2004 was $12 million and $9 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of other intangible assets will average $21 million per year over the next five years.

10.	Comprehensive Income

A summary of comprehensive income is shown below:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004
Net income	$202.5	$157.7	$370.9	$322.2
Realized and unrealized gains (losses) on derivatives	0.4	1.9	(4.3)	3.1
Foreign currency translation adjustments	(91.4)	35.4	107.9	183.0

Other comprehensive (loss) income	(91.0)	37.3	103.6	186.1

Comprehensive income	$111.5	$195.0	$474.5	$508.3

The lower foreign currency translation adjustments (CTA) for the three months ended March 31, 2005 was primarily due to the approximate 3% decrease in the euro compared to a flat euro for the same period a year ago. CTA for the six months ended March 31, 2005 was lower primarily due to the approximate 6% increase in the euro compared to an approximate 8% increase in the euro for the same period a year ago.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the Accumulated other comprehensive income account. A net gain of approximately $12 million and a net loss of approximately $6 million were recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

for the three month periods ending March 31, 2005 and 2004, respectively. Net losses of approximately $29 million and $45 million were recorded for the six month periods ending March 31, 2005 and 2004, respectively.

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

Management’s evaluation of the performance of the Company’s segments excludes discontinued operations, significant restructuring costs and other significant non-recurring gains or losses. Financial information relating to the Company’s reportable segments were as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004
Sales
Automotive Group	$5,668.1	$4,991.0	$11,111.2	$9,877.0
Controls Group	1,432.5	1,315.5	2,809.8	2,571.8

Total	$7,100.6	$6,306.5	$13,921.0	$12,448.8

Operating Income
Automotive Group (1)	$218.9	$199.4	$421.5	$398.3
Controls Group (2)	51.1	43.2	86.7	91.8

Total	270.0	242.6	508.2	490.1

Restructuring costs	(210.0)	(82.4)	(210.0)	(82.4)
Japanese pension gain	—	84.4	—	84.4

Consolidated Operating Income	$60.0	$244.6	$298.2	$492.1

(1)	Automotive Group operating income excludes $158.7 and $69.1 million of restructuring costs for the three and six months ended March 31, 2005 and 2004, respectively. In addition, the three and six months ended March 31, 2004 excludes a Japanese pension gain of $84.4 million.

(2)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the three and six months ended March 31, 2005 and 2004, respectively.

12.	Income Taxes

The Company’s estimated annualized base effective income tax rate for continuing and discontinued operations for the three months ended March 31, 2005, declined to 26.5% from 29.0% for the prior year period due to continuing global tax planning initiatives. The current quarter base effective tax rate benefited from a $69 million tax benefit due to a change in tax status of a foreign subsidiary, partially offset by an increase in the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries. The Company’s estimated base effective tax rate for the six months ended March 31, 2005, further benefited from an additional $11.5 million tax benefit due to a change

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

in tax status of a foreign subsidiary. The prior year six month period ended March 31, 2004 benefited from a $17 million favorable tax settlement related to prior periods.

The estimated annualized effective tax rate for income from discontinued operations was 39% and 35.4% for World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences. The Company’s income taxes for the gain on the sale of discontinued operations resulted in an effective tax rate of 38.1%.

The Company’s Federal income tax returns and certain foreign income tax returns for fiscal years 1997-2003 are currently under various stages of audit by the Internal Revenue Service (IRS) and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the IRS may differ materially from the amounts accrued for each year. Company management expects that final resolution of certain tax audits will occur over the next twelve months.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. The Act allows the Company to repatriate an amount up to $560 million, which represents the cumulative undistributed earnings of foreign subsidiaries subject to the Act. The respective tax liability if the $560 million was repatriated would be approximately $60 million. The Company expects to be in a position to finalize its assessment by September 2005.

13.	Restructuring Costs

In the second quarter of fiscal year 2005, the Company executed a restructuring plan (2005 Plan) involving cost structure reduction actions and recorded a $210 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These restructuring charges include workforce reductions of approximately 3,100 employees in the Automotive Group and 800 employees in the Controls Group. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. In addition, the 2005 Plan includes eight plant closures within the Automotive Group and four plant closures within the Controls Group. The write downs of the long-lived assets associated with the plant closures were determined using a discounted cash flow analysis. The Automotive Group actions are primarily concentrated in Europe, while the Controls Group restructuring actions involve activities in both North America

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities are expected to be completed within one year.

The following table summarizes the Company’s 2005 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

				Balance at
	Original	Utilized		March 31,
(in millions)	Reserve	Cash	Noncash	2005
Employee severance and termination benefits	$139.3	—	—	$139.3
Write down of long-lived assets (1)	45.8	—	($45.8)	—
Other	24.9	—	—	24.9

	$210.0	—	($45.8)	$164.2

(1)	Write down of long-lived assets includes $43.7 million related to the Automotive Group and $2.1 million related to the Controls Group.

Included within Other are exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs of the restructuring plan.

In the second quarter of fiscal year 2004, the Company executed a restructuring plan (2004 Plan) involving cost structure improvement actions and recorded an $82.4 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These charges primarily related to workforce reductions of approximately 1,500 employees in the Automotive Group and 470 employees in the Controls Group. In addition, the 2004 Plan called for four Automotive Group plants to be consolidated. Through March 31, 2005, all impacted employees from the Controls Group and approximately 1,240 employees from the Automotive Group have been separated from the Company. A significant portion of the Automotive Group actions were concentrated in Europe. The Controls Group restructuring actions involved activities in both North America and Europe. The remaining restructuring activities are expected to be completed during fiscal year 2005.

The following table summarizes the Company’s 2004 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

	Balance at			Balance at
	September 30,	Utilized		March 31,
(in millions)	2004	Cash	Noncash	2005
Employee severance and termination benefits	$41.8	($16.4)	—	$25.4
Currency translation	(0.4)	—	$0.5	0.1

	$41.4	($16.4)	$0.5	$25.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are as follows:

	Pension
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months		Three Months		Six Months		Six Months
	Ended March 31,		Ended March 31,		Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$16.1	$14.3	$7.2	$7.0	$32.2	$28.6	$14.4	$13.7
Interest cost	22.3	20.5	9.8	9.9	44.6	41.0	19.6	19.7
Employee contributions	—	—	(0.8)	(1.1)	—	—	(1.6)	(2.1)
Expected return on plan assets	(26.0)	(26.0)	(7.5)	(6.7)	(52.0)	(52.0)	(15.0)	(13.1)
Amortization of transitional obligation	(0.5)	(0.7)	—	—	(1.0)	(1.4)	—	—
Amortization of net actuarial loss	4.9	2.6	1.7	0.9	9.8	5.2	3.4	1.7
Amortization of prior service cost	0.3	0.3	(0.1)	—	0.6	0.6	(0.2)	—
Recognition of unrealized loss associated with the transfer of the Japanese pension obligation	—	—	—	13.9	—	—	—	13.9

Net periodic benefit cost	$17.1	$11.0	$10.3	$23.9	$34.2	$22.0	$20.6	$33.8

	Postretirement Health and Other Benefits
	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004
Service cost	$1.4	$1.3	$2.8	$2.6
Interest cost	2.5	2.8	5.1	5.6
Amortization of net actuarial loss	0.2	0.3	0.4	0.6
Amortization of prior service cost	(0.6)	(0.6)	(1.2)	(1.2)

Net periodic benefit cost	$3.5	$3.8	$7.1	$7.6

15.	Contingencies

The Company is involved in a number of proceedings relating to environmental matters. Although it is difficult to estimate the liability related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position. Costs related to such matters were not material to the periods presented.

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

We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income and cash flows for each of the three- and six-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 12, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2004, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 6, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where noted, the following management discussion and analysis of financial condition and results of operations exclude the discontinued operations of the engine electronic business and the Johnson Controls World Services, Inc. subsidiary (World Services), as discussed in Note 3 to the Consolidated Financial Statements.

Comparison of Operating Results for the Three Month Periods ended March 31, 2005 and 2004

Sales

The Company’s net sales for the three month periods ended March 31, 2005 and 2004 were as follows:

			%
(in millions)	2005	2004	change
Automotive Group	$5,668.1	$4,991.0	14%
Controls Group	1,432.5	1,315.5	9%

Consolidated net sales	$7,100.6	$6,306.5	13%

Consolidated net sales in the second quarter of fiscal 2005 were $7.1 billion, increasing 13% above the prior year period sales of $6.3 billion. Strong growth was achieved by both the Automotive Group and the Controls Group.

Automotive Group

Automotive Group sales in the second quarter of fiscal 2005 grew 14% to $5.7 billion from $5.0 billion in the prior year. Excluding the impact of currency translation, segment sales were up 11% over the prior year.

Sales in North America increased 10% over the prior year. Automotive battery sales increased 39% compared to the second quarter of the prior year primarily due to the acquisition of the remaining interest in the Company’s Latin American battery joint venture in the fourth quarter of fiscal 2004. Excluding the impact of the acquisition, automotive battery sales increased 15% primarily due to the pass through of higher lead costs and higher sales volume. Seating and interior systems sales increased 6% in the current quarter due to new seating and interior contracts in production. This increase was favorable to the estimated 4% decrease in the domestic industry vehicle production.

Segment sales in Europe for the current year increased 15% above the prior year period. Excluding the impact of currency translation, European sales were up 10%. The growth was primarily attributable to new contract awards in interior systems in the current year. This increase was favorable to the estimated slight decrease in the European industry vehicle production.

Sales in the rest of the world, which represent less than 10% of total segment sales, increased in comparison to the prior year, due to higher volumes across all major regions and the favorable impact of currency translation.

Controls Group

Controls Group sales in the current period were $1.4 billion, 9% above the $1.3 billion in the prior year period. Excluding the impact of currency translation, segment sales were up 6% over the prior year.

North American sales were 10% above the prior year. Sales of installed systems contracts grew 17%, with strong growth in both the systems renovation and new construction businesses. Service sales were up 4%, due to strong growth in technical services volumes and a slight increase in facility management sales.

European sales were 8% higher than the prior year with increases in the systems renovation and service and facility management businesses, but continued to remain relatively flat in the new construction market. Excluding the positive effects of currency translation, segment sales in Europe were approximately 3% higher than the prior year.

Sales in the rest of the world, which represent less than 10% of segment revenue, were slightly above the prior year, primarily attributable to increases in Japan and the favorable impact of currency translation.

Operating Income

The Company’s operating income for the three month periods ended March 31, 2005 and 2004 was as follows:

			%
(in millions)	2005	2004	change
Automotive Group (1)	$218.9	$199.4	10%
Controls Group (2)	51.1	43.2	18%

Operating income	270.0	242.6	11%

Restructuring costs	(210.0)	(82.4)
Japanese pension gain	—	84.4

Consolidated operating income	$60.0	$244.6

(1)	Automotive Group operating income excludes $158.7 and $69.1 million of restructuring costs for the three months ended March 31, 2005 and 2004, respectively. In addition, the three months ended March 31, 2004 excludes a Japanese pension gain of $84.4 million.

(2)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the three months ended March 31, 2005 and 2004, respectively.

Consolidated operating income for the first quarter of fiscal 2005 was $60 million, down from the prior year’s operating income of $245 million. Impacting the current quarter’s operating income was $210 million of restructuring costs. The prior year period included $82 million of restructuring costs and an $84 million Japanese pension gain. Excluding the restructuring costs and the Japanese pension gain, consolidated operating income was $270 million up 11% from the prior year amount of $243 million.

Automotive Group

Automotive Group operating income was $60 million (including $159 million of restructuring costs), compared to the prior period operating income of $215 million (including $69 million of restructuring costs and a Japanese pension gain of $84 million). The segment benefited from higher gross profits in Europe and lower Selling, General and

Administrative (SG&A) expenses in Europe and North America, more than offset by lower gross profits in North America and higher global restructuring costs. In Europe, gross profit was up primarily due to increased volumes of higher margin interior systems and operational improvements in both the interior systems and automotive battery businesses. In the normal course of business, the Company enters into long term pricing agreements with its customers that require the Company to reduce costs and assume greater responsibility for certain aspects of the product design. The gross profit decrease in North America was attributable to the timing of the incremental price reductions of these long term pricing agreements and higher raw material costs, primarily steel and resins, partially offset by favorable platform mix on new and existing product offerings and higher automotive battery sales. The decrease in the gross profit margin in North America is the primary reason for the Company’s overall decrease in gross profit margin over the past two years. Although some softening in the steel market occurred in the second quarter, the Company continues to expect higher commodity costs to reduce the benefits from its initiatives to lower engineering and launch costs. Automotive Group SG&A expenses were lower primarily due to lower net engineering expenses.

Controls Group

Controls Group operating income in the second quarter decreased $30 million (including $51 million of restructuring costs) from the prior period operating income of $30 million (including $13 million in restructuring costs). The decrease was due to higher global restructuring costs and SG&A expenses, which were partially offset by higher gross profits in both North America and Europe. North American gross profits increased primarily due to strong growth in higher margin systems and services business compared to the growth in lower margin facility management sales. Both North America and European results benefited from operational and process efficiency improvements within the branch network.

Restructuring Costs

In the second quarter of fiscal year 2005, the Company executed a restructuring plan (2005 Plan) involving cost structure reduction actions and recorded a $210 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These restructuring charges include workforce reductions of approximately 3,100 employees in the Automotive Group and 800 employees in the Controls Group. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. In addition, the plan includes eight plant closures within the Automotive Group and four within the Controls Group. The write downs of the long-lived assets associated with the plant closures were determined using a discounted cash flow analysis. The Automotive Group actions are primarily concentrated in Europe, while the Controls Group restructuring actions involve activities in both North America and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities are expected to be completed within one year.

The following table summarizes the Company’s 2005 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

				Balance at
	Original	Utilized		March 31,
(in millions)	Reserve	Cash	Noncash	2005
Employee severance and termination benefits	$139.3	—	—	$139.3
Write down of long-lived assets (1)	45.8	—	($45.8)	—
Other	24.9	—	—	24.9

	$210.0	—	($45.8)	$164.2

(1) Write down of long-lived assets includes $43.7 million related to the Automotive Group and $2.1 million related to the Controls Group.

Included within Other are exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs of the restructuring plan.

In the second quarter of fiscal year 2004, the Company executed a restructuring plan (2004 Plan) involving cost structure improvement actions and recorded an $82.4 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These charges primarily related to workforce reductions of approximately 1,500 employees in the Automotive Group and 470 employees in the Controls Group. In addition, the 2004 Plan called for four Automotive Group plants to be consolidated. Through March 31, 2005, all impacted employees from the Controls Group and approximately 1,240 employees from the Automotive Group have been separated from the Company. A significant portion of the Automotive Group actions were concentrated in Europe. The Controls Group restructuring actions involved activities in both North America and Europe. Approximately $10 million of the reserve was utilized in the current quarter ended March 31, 2005. The remaining restructuring activities are expected to be completed during fiscal year 2005.

Other Income/Expense

Net interest expense increased from the prior year period primarily as a result of higher interest rates in the current period. Equity income for the three months ended March 31, 2005 decreased approximately $4 million compared to the prior year period primarily due to lower earnings at certain Automotive Group joint ventures in China. Miscellaneous – net expense in the current quarter increased approximately $5 million from the prior year period as a result of foreign currency losses in the current period compared to foreign currency gains in the prior period.

Provision for Income Taxes

The Company’s estimated base effective income tax rate for continuing and discontinued operations for the three month period ended March 31, 2005 declined to 26.5% from 29.0% for the prior year due to continuing global tax planning initiatives. The Company benefited in the current quarter from a $69 million tax benefit due to a change in tax status of a foreign subsidiary, partially offset by an increase in the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries. The estimated annualized effective tax rate for income from discontinued operations was 39% and 35.4% for World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.

Minority Interests in Net Earnings of Subsidiaries

Minority interests in net earnings of subsidiaries in the current quarter decreased from the prior year. The decrease was primarily due to lower earnings at certain Automotive Group joint ventures in North America.

Income from Continuing Operations

Income from continuing operations for the three months ended March 31, 2005 was $54 million, $94 million lower than prior period’s $148 million. The decreased earnings were a result of the current year restructuring charge of $210 million compared to the prior year charge of $82 million and an $84 million Japanese pension gain in the prior year period, partially offset by higher gross profit and an income tax benefit in the current year compared to a provision in the prior year period. The income tax benefit includes a $69 million tax benefit associated with a change in tax status of a foreign subsidiary in the current period, partially offset by an increase in the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries. Diluted earnings per share from continuing operations for the three months ended March 31, 2005 were $0.28, compared to the prior year period of $0.77.

Comparison of Operating Results for the Six Month Periods ended March 31, 2005 and March 31, 2004

Sales

The Company’s consolidated net sales for the six month periods ended March 31, 2005 and 2004 were as follows:

			%
(in millions)	2005	2004	change
Automotive Group	$11,111.2	$9,877.0	12%
Controls Group	2,809.8	2,571.8	9%

Consolidated net sales	$13,921.0	$12,448.8	12%

Consolidated net sales in the first six months of the current year reached $13.9 billion, 12% higher than the prior year’s $12.4 billion. Excluding the impact of currency translation, current year sales grew 9% over the prior year.

Automotive Group

Sales were $11.1 billion in the first six months of fiscal 2005, rising 12% above the prior year.

North American sales were up 10% from one year ago. Interior systems sales increased 2% above the prior year, despite the decline in domestic vehicle production in the period. The slight increase reflects new interior systems business and involvement in platforms where demand year-over-year was above the industry average. North American battery sales increased 34% from the prior year period, reflecting the acquisition of the Company’s remaining interest in the Latin American battery joint venture in the fourth quarter of fiscal year 2004. Excluding the effect of the acquisition, battery sales increased

12% compared to the prior year period primarily due to the pass through of higher lead costs and higher sales volume.

Excluding the impact of currency translation, European segment sales for the six months ended March 31, 2005 grew 10% above the prior year period. Despite the slight decrease in the European light vehicle production during the first half of fiscal 2005, interior systems sales increased 10% due primarily to new contract awards. European battery sales, excluding the impact of currency translation, increased 9% over the prior year period primarily due the pass through of higher lead costs and higher volumes.

Automotive Group sales in the rest of the world, which represent less than 10% of total segment sales, were up over the same period one year ago due to higher volumes across all major regions and the favorable impact of foreign currency translation.

Controls Group

Sales in the first six months of fiscal 2005 reached $2.8 billion, a 9% increase over the prior year’s $2.6 billion. Sales grew 4% excluding the positive impact of currency translation and acquisitions.

Sales in North America were up 9% over the first half of the prior year. Sales growth was achieved across all major lines of business. Sales of installed systems increased 10%, reflecting growth in both the new construction and existing buildings markets. Sales of technical and facility management services were up 8%, primarily due to growth in technical services.

Excluding the positive effects of currency translation, sales in Europe increased 4% in comparison to the prior year period. The increase is primarily attributed to strength in the existing building and facility management markets.

Sales in the rest of the world, which represent less than 10% of segment revenue, were above the prior year, primarily attributable to higher volumes in Japan and the favorable impact of currency translation.

Operating Income

The Company’s operating income for the six month periods ended March 31, 2005 and 2004 was as follows:

			%
(in millions)	2005	2004	change
Automotive Group (1)	$421.5	$398.3	6%
Controls Group (2)	86.7	91.8	-6%

Operating income	508.2	490.1	4%

Restructuring costs	(210.0)	(82.4)
Japanese pension gain	—	84.4

Consolidated operating income	$298.2	$492.1

(1)	Automotive Group operating income excludes $158.7 and $69.1 million of restructuring costs for the six months ended March 31, 2005 and 2004, respectively. In addition, the six months ended March 31, 2004 excludes a Japanese pension gain of $84.4 million.

(2)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the six months ended March 31, 2005 and 2004, respectively.

Consolidated operating income for the first six months of fiscal 2005 was $298 million, down from the prior year’s $492 million. Included in the current six month period’s operating income was $210 million of restructuring costs, compared to the prior year six month period which included $82 million of restructuring costs and an $84 million Japanese pension gain.

Automotive Group

Automotive Group operating income was $263 million (including $159 million of restructuring costs), compared to the prior period operating income of $414 million (including $69 million of restructuring costs and a Japanese pension gain of $84 million). The segment benefited from higher gross profits in Europe and lower SG&A expenses in Europe and North America, more than offset by lower gross profits in North America and higher global restructuring costs. In Europe, gross profit was up primarily due to increased volumes of interior systems and operational improvements in both the interior systems and automotive battery businesses. The gross profit was also favorably affected by decreased launch costs. The gross profit decrease in North America was attributable to the timing of the incremental price reductions of long term pricing agreements and higher raw material costs, primarily steel, partially offset by favorable platform mix and higher gross profits from automotive battery sales. The decrease in the gross profit margin in North America is the primary reason for the Company’s overall decrease in gross profit margin over the past two years. Automotive Group SG&A expenses were lower primarily due to lower net engineering expenses.

Controls Group

Controls Group operating income was $35 million (including $51 million of restructuring costs) for the first six months of fiscal 2005, down $43 million from the prior period operating income of $78 million (including $13 million of restructuring costs). The decrease was due to higher global restructuring costs and North American SG&A expenses, which were partially offset by higher gross profits in both North America and Europe. North American gross profit increased primarily due to strong growth in systems and technical services business compared to the growth in lower margin facility management sales and realization of benefits from operational and process efficiency improvements within the branch network. European gross profits were also higher due to cost reductions and higher facility management sales. Higher SG&A expenses in North America were primarily due to an acquisition in the first quarter of fiscal year 2005.

Other Income/Expense

Net interest expense increased from the prior year six month period primarily as a result of higher interest rates in the current period. Equity income for the six months ended March 31, 2005 decreased approximately $6 million compared to the prior year period primarily due to lower earnings at certain Automotive Group joint ventures in China, partially offset by higher earnings at certain Automotive Group joint ventures in North America. Miscellaneous – net expense in the current six month period decreased approximately $15 million from the prior year period. The decrease primarily reflects lower non-recurring litigation expense, lower foreign currency losses and gains on the disposition of assets in the current period compared to losses in the prior year period.

Provision for Income Taxes

The Company’s estimated base effective income tax rate for continuing and discontinued operations for the six month period ended March 31, 2005 declined to 26.5%, from 29.0% for the prior year period due to continuing global tax planning initiatives. The Company benefited in the current six month period from an $80 million tax benefit due to changes in the tax status of two foreign subsidiaries, partially offset by an increase in the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries. The prior year six month period benefited from a $17 million favorable tax settlement.

The Company used an effective rate for income from discontinued operations for all periods of 39% and 35.4% for World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.

Minority Interests in Net Earnings of Subsidiaries

Minority interests in net earnings of subsidiaries in the first six months of fiscal year 2005 decreased slightly from the prior year period. The slight decrease was primarily due to lower earnings at certain Automotive Group joint ventures in North America, partially offset by higher earnings at certain Automotive Group joint ventures in Asia. Management has not changed its full-year estimate for minority interests in net earnings of subsidiaries of approximately $80 to $90 million.

Income from Continuing Operations

Income from continuing operations for the six months ended March 31, 2005 was $210 million, a decrease of $93 million compared to the prior year’s $303 million. The decreased earnings were a result of the current year restructuring charge of $210 million compared to the prior year charge of $82 million, an $84 million Japanese pension gain in the prior year period and slightly higher SG&A expenses, partially offset by higher gross profit and a lower provision for income taxes. The income tax provision included an $80 million tax benefit due to changes in the tax status of two foreign subsidiaries, partially offset by an increase the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries. Diluted earnings per share from continuing operations for the six months ended March 31, 2005 were $1.08, compared to $1.57 in the prior year period.

Full Year Outlook

The Company has increased its full year guidance for consolidated sales growth, adjusted its guidance for operating margin and confirmed its guidance for operating income and income from continuing operations. The guidance focuses on the performance of ongoing operations of the business, and therefore excludes special items such as restructuring costs, gains from business divestitures, the 2005 tax credit and the 2004 Japanese pension gain. Management expects consolidated sales growth to increase 10 to 12% for both the Automotive Group and the Controls Group, compared to previously issued guidance of 8 to 10% for both segments. For the Automotive Group, operating margin is expected to be flat compared to previously issued guidance of improving slightly due to pricing pressures, higher commodity costs and vehicle production uncertainties. These uncertainties could cause the Company’s actual results to differ materially from the forecasted amounts. For the Controls Group, operating margin is expected to be flat compared to previously issued guidance of declining moderately due to higher than expected system sales. Management’s estimate for operating income remains unchanged and is projected to increase 10 to 12%. Income from continuing operations is expected to increase more than operating income, consistent with previously issued guidance.

Orders for control systems in the first six months of fiscal year 2005 were above the prior year in both the domestic and European markets. Strong domestic market sectors for new construction included health care, office and industrial, while state and local government continued to show strength in the systems renovation market. European operations showed growth in the construction and services businesses.

The Controls Group backlog relates to its installed systems and technical service activity, accounted for using the percentage-of-completion method. At March 31, 2005, the unearned backlog to be executed within the next year was $2.0 billion, 7% above the prior year level of $1.8 billion.

Comparison of Financial Condition

Working Capital and Cash Flow

Working capital, excluding cash and debt, of $0.8 billion at March 31, 2005 was $0.1 billion lower than at fiscal year-end and comparable to one year ago. The decrease from year-end was due to higher other current liabilities, accounts payable and the disposition of the net assets of the discontinued operations, partially offset by higher accounts receivable and other current assets. Working capital was flat compared to one year ago based on higher accounts receivable and other current assets, which were completely offset by the disposition of the net assets of the discontinued operations, higher accounts payable and higher other current liabilities.

The Company’s days sales in accounts receivable for the three months ended March 31, 2005 was 54, consistent with the period ended September 30, 2004, and an increase compared to the period ended March 31, 2004. The increase from the prior year period primarily relates to the $219 million decrease in factored foreign currency trade account receivables in foreign countries.

The Company’s inventory turnover ratio for the three months ended March 31, 2005, was 21, an increase compared to the turnover ratio of 19 for the period ended September 30, 2004, and consistent with the ratio for the period ended March 31, 2004. The increase from fiscal 2004 year end primarily relates to the acquisition of the Latin American battery joint venture.

Cash provided by operating activities of continuing operations was $182 million and $447 million for the three and six month period ended March 31, 2005, respectively. In comparison to the three and six month periods in the prior year, the cash provided by operating activities decreased $102 million and $52 million, respectively. The decrease primarily relates to the decrease in factored foreign currency trade account receivables in foreign countries.

Capital Expenditures

Capital spending for property, plant and equipment for the three month period ended March 31, 2005 was $150 million, down $61 million from the comparable prior year period. For the six month period ended March 31, 2005, capital spending was $292 million, down $116 million from the same period in the prior year. The majority of the current year spending was attributable to the Automotive Group. Management has confirmed its estimate for fiscal 2005 capital expenditures of $725 to $775 million.

Capitalization

Total capitalization of $8.0 billion at March 31, 2005 included short-term debt of $0.4 billion, long-term debt (including the current portion) of $1.9 billion and shareholders’ equity of $5.7 billion. The Company’s total capitalization at September 30, 2004 and March 31, 2004 was $7.9 billion and $7.3 billion, respectively. Total debt as a percentage of total capitalization at March 31, 2005 was 28.5%, compared with 33.9% at fiscal year-end and 35.1% one year ago.

The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at March 31, 2005 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in the remainder fiscal 2005 will continue to be funded from operations, supplemented by short and long-term borrowings, if required.

Acquisitions and Dispositions

In February 2005, the Company completed the sale of its engine electronics business to Valeo for approximately €323 million, or about $427 million. This non-core business was acquired in fiscal 2002 from Sagem SA. The sale of the engine electronics business resulted in a gain of approximately $90 million ($57 million after tax), net of related costs.

In March 2005, the Company completed the sale of its Johnson Controls World Services, Inc. subsidiary (World Services) to IAP Worldwide Services, Inc. for approximately $268 million, of which $260 million was received in the current period. The sale of World Services resulted in a gain of approximately $144 million ($88 million after tax), net of related costs and subject to certain adjustments.

On March 22, 2005, the Company announced that it had signed a non-binding letter of intent to acquire Delphi Corporation’s global automotive battery business for approximately $213 million, subject to adjustments. The acquisition is expected to close, subject to regulatory approvals, in the second half of fiscal year 2005.

Financial Instruments

The Company selectively uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. In March 2004, the Company entered into an equity swap agreement. In connection with the swap agreement, a third party may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $135 million in aggregate. The swap agreement’s impact on the Company’s earnings for the three months ended March 31, 2005 was not material.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements, in virtually all cases, do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $55 million and $274 million of foreign currency trade accounts receivable as of March 31, 2005 and 2004, respectively.

Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R to the first interim period of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

Cautionary Statements for Forward-Looking Information

The Company has made forward-looking statements in this document pertaining to its financial results for fiscal 2005 that are based on preliminary data and are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future risks and may include words such as “believes,” “expects,” “outlook,” “forecasts” or similar expressions. For those statements, the Company cautions that numerous important factors, such as automotive vehicle production levels and schedules, the ability to increase prices due to higher raw material costs, the strength of the U.S. or other economies, currency exchange rates, cancellation of commercial contracts, as well as those factors discussed in the company’s Form 8-K filing (dated October 26, 2004), could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three month period ended March 31, 2005, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report to Shareholders for the year ended September 30, 2004.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant changes in status since the last Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into an Equity Swap Agreement, dated as of March 18, 2004 (the “Swap Agreement”), with Citibank, N.A. (“Citibank”). The Company selectively uses equity swaps to reduce market risk associated with its Company stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the Swap Agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount.

Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $135 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent.

The following table presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended March 31, 2005. The Swap Agreement’s impact on the Company’s earnings for the three months ended March 31, 2005 was not material. The repurchases of the Company’s common stock by the Company relate solely to stock option and restricted stock transactions that are treated as involving repurchases of Company common stock for purposes of this disclosure.

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of the	Shares that May
	Number of	Average	Publicly	Yet be Purchased
	Shares	Price Paid	Announced	under the
Period	Purchased	per Share	Program	Program(1)

1/1/05 – 1/31/05
Purchases by Company	587	$60.15	—	—
Purchases by Citibank	—	—	—	$34,428,000
Total	587	$60.15	—	$34,428,000
2/1/05 – 2/28/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$34,530,000
Total			—	$34,530,000
3/1/05 – 3/31/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$40,208,000
Total	—	—	—	$40,208,000

(1)	The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement as of the end of the period in question.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 26, 2005.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 31 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: May 6, 2005	By:	/s/ Stephen A. Roell

Stephen A. Roell
Executive Vice President and
Chief Financial Officer

JOHNSON CONTROLS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
10.S	Letter agreement dated November 29, 2004, amending Giovanni Fiori’s Executive Employment Agreement, relating to the Johnson Controls, Inc. Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.T	Stock Purchase Agreement, as amended through February 11, 2005, between Johnson Controls, Inc. and IAP Worldwide Services, Inc.

10.U	Share Purchase Agreement, dated January 10, 2005, between Johnson Controls, Inc. and Valeo.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2005.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 6, 2005, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.