Form 10-K/A
period 2004-09-30
JOHNSON CONTROLS INC
filed 2005-08-09
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2004
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ......................... to .........................
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
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the Proxy Statement dated and filed with the Securities and Exchange Commission on December 3, 2004.

EXPLANATORY NOTE
This Form 10-K/A is being filed to amend and restate certain disclosure items related to segment reporting in the Form 10-K for the year ended September 30, 2004 (the “2004 Form 10-K”), which was originally filed with the Securities and Exchange Commission on November 30, 2004. In response to comments raised by the Staff of the Securities and Exchange Commission, Johnson Controls, Inc. (the Company) is hereby amending its segment disclosure included in Note 20 of the Notes to the Consolidated Financial Statements in Part II Item 8 – Financial Statements and Supplementary Data. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments in the notes to the Consolidated Financial Statements, primarily Note 4 – Goodwill and Other Intangible Assets. In addition, the Company’s Summary of Significant Accounting Policies, Note 11 – Financial Instruments and Note 18 – Contingencies were amended to address additional comments from the Staff of the Securities and Exchange Commission. Management’s Discussion and Analysis of Financial Condition and Results of Operations was amended to reflect the revised reportable segments as well as comments from the Staff requesting additional disclosures or clarification of previously filed disclosures. This amendment also updates references to the Company’s reportable segments throughout the document.
The Company has also determined that a control deficiency related to the Company’s reportable segments giving rise to the restatement constituted a material weakness in our internal control over financial reporting. We have fully remediated that weakness as of the date of this report. See Item 9A. – Controls and Procedures in Part II of this Form 10-K/A for additional information.
As the restatement only relates to the disclosure of the Company’s segment information and certain other disclosures, the previously reported amounts in the Consolidated Statement of Income, including Net Sales, Operating Income, Net Income and Earnings Per Share were unchanged. This amendment presents the 2004 Form 10-K, as amended, in its entirety, but does not modify or update the disclosure in the 2004 Form 10-K in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2004 Form 10-K on November 30, 2004.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K/A
Year Ended September 30, 2004

JOHNSON CONTROLS, INC.

Index to Annual Report on Form 10-K/A

Year Ended September 30, 2004

		Page
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	68

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	68

	PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE	69

	SIGNATURES	72

	INDEX TO EXHIBITS	73
Consent of Independent Registered Public Accounting Firm
Certification by the Chief Executive Officer
Certification by the Chief Financial Officer
Certification by the Chief Executive Officer and Chief Financial Officer

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
PART I
ITEM 1    BUSINESS
General Development of Business
Johnson Controls, Inc. is a Wisconsin corporation organized in 1885. Its principal office is located at 5757 North Green Bay Avenue, P.O. Box 591, Milwaukee, Wisconsin 53201. From 1885 through 1978, the Company’s operations were predominantly in the controls business. Since 1978, the Company’s operations have been diversified through acquisitions and internal growth. The Company operates in three primary businesses, controls (Controls Group), automotive seating & interiors, and automotive batteries. The automotive seating & interiors and automotive battery businesses comprise the Automotive Group.
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
In 1978, the Company entered the North American battery market through the acquisition of Globe-Union, Inc. and grew in this market through internal growth. In 1985, the Company entered the automotive seating market through the acquisition of Hoover Universal. During the late 1990’s, the Company expanded into additional interior systems and geographic markets. Today, the Automotive Group is among the world’s largest automotive suppliers. The Automotive Group provides seating, instrument panel, overhead, floor console and door systems, including electronics, and batteries for more than 35 million vehicles annually.
Financial Information About Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) establishes the standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.
Using these criteria, the Company has determined that it has six operating segments, two of which within the Battery Group are aggregated under the accounting standard to arrive at the Company’s five reportable segments for financial reporting purposes. The Battery Groups North American and European operations are aggregated for reporting purposes due to their similar economic characteristics, similar customers, and the similar nature of their products, production processes, and distribution channels.

Refer to Note 20, “Segment information,” of the Notes to the Consolidated Financial Statements on pages 63, 64, and 65 for financial information about business segments.
Products/Systems and Services
Automotive Group
The Automotive Group designs and manufactures products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The Group produces automotive interior systems for original equipment manufacturers and automotive batteries for the replacement and original equipment markets. It operates approximately 210 wholly- and majority-owned manufacturing or assembly plants in 31 countries worldwide (see Item 2 “Properties”). Additionally, the Group has partially-owned affiliates in Asia, Europe, North America and South America.
Automotive seating & interior systems products include complete seating systems and components; cockpit systems, including instrument clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; door systems, and engine electronics. Seating & interior systems sales accounted for approximately 89 percent of total fiscal 2004 Group sales.
The business operates assembly plants that supply automotive manufacturers with complete seats on a “just-in-time/in-sequence” basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the business’s other automotive interior systems are also supplied on a just-in-time/in-sequence basis. Foam and metal seating components, seat covers, seat mechanisms and other components are shipped to these plants from the business’s production facilities or outside suppliers.
In the last eight years, the business has substantially grown its interior systems capabilities, principally through internal growth aided by acquisitions. In fiscal 2002, the business expanded its capabilities in vehicle electronics with its acquisition of the automotive electronics business of France-based Sagem SA. In fiscal 2003, the Company acquired Borg Instruments AG, an automotive electronics company with headquarters in Germany.
Sales of automotive batteries generated 11 percent of the Group’s fiscal 2004 sales. Johnson Controls is the world’s leading manufacturer of lead-acid automotive batteries. In fiscal 2002, the Group expanded its battery operations into the European market through the acquisition of the German automotive battery manufacturer Hoppecke Automotive GmbH and Co. KG. In fiscal 2003, the Company continued its expansion into the European market with its acquisition of VARTA Automotive GmbH and the 80 percent majority ownership in VB Autobatterie GmbH (collectively “VARTA”), a major European automotive battery manufacturer headquartered in Germany. Most recently, in fiscal 2004, the Company acquired the remaining 51 percent interest in its Latin American joint venture with Grupo IMSA, S.A. de C. V. The acquisition supports the Company’s growth strategies and provides new opportunities to strengthen the Company’s global leadership position in the automotive battery industry. Batteries and plastic battery containers are manufactured at wholly owned plants in North America, South America and Europe and via a partially-owned affiliate at a plant in India (see Item 2 “Properties”).
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
Automotive Group
The Automotive Group faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers who produce or have the capability to produce certain products the Group supplies. Competition is based on technology, quality, reliability of delivery and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the principal seating & interior systems competitors include Lear Corporation, Faurecia, Intier Automotive, Delphi Corporation and Visteon Corporation. The Group primarily competes in the battery market with Exide Technologies, Delphi Corporation, Fiamm and East Penn Manufacturing Company.
Approximately 81 percent of automotive battery sales worldwide in fiscal 2004 were to the automotive replacement market, with the remaining sales to the original equipment market. The Automotive Group is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Bosch Group, Costco, Interstate Battery System of America, Pep Boys and Sears, Roebuck & Co. It is also a major supplier of automotive batteries to Wal-Mart Stores. Automotive batteries are sold throughout the world under private label and under the Company’s brand names Optima®, Varta®, LTH® and Heliar® to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. Approximately 62 percent of total automotive battery sales in fiscal 2004 were based in the United States while 38 percent were attributable to the European market.

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
Backlog
At September 30, 2004, the Company’s Automotive Group had an incremental backlog of new orders for its seating & interior systems, net of discontinued programs, to be executed within the next fiscal year of approximately $2.3 billion, which includes orders of approximately $0.1 billion associated with unconsolidated joint ventures. The backlog one year ago was approximately $1.9 billion. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes and the timing of related production launches.
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
Raw Materials
Raw materials used by the Automotive Group in connection with its automotive seating & interior systems and battery operations, including steel, urethane chemicals, lead, sulfuric acid and polypropylene, were readily available during the year and such availability is expected to continue. Although the raw materials are expected to continue to be readily available, costs of certain commodities, such as steel and lead, are expected to rise significantly in the upcoming fiscal year. The Controls Group is not dependent upon any single source of supply for essential materials, parts or components.
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

The Company has numerous registered trademarks in the United States and in many foreign countries. The most important of these marks are “JOHNSON CONTROLS” (including a stylized version thereof), “JCI” and “JOHNSON. ” These marks are universally used in connection with certain of its product lines and services. The trademarks and service marks “PENN, ” “METASYS, ” “CARDKEY,” “HOMELINK,” “AUTOVISION,” “TRAVELNOTE,” “BLUECONNECT,” “RAILPORT,” “OPTIMA,” “VARTA,” “LTH,” “HELIAR,” “INSPIRA” and others are used in connection with certain Company product lines and services. The Company also markets automotive batteries under the licensed trademarks “EVEREADY” and “ENERGIZER. ”
Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company’s claim to copyright protection under U.S. law and appropriate international treaties.
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
Seasonal Factors
Sales of automotive seating & interior systems and batteries to automobile manufacturers for use as original equipment are dependent upon the demand for new automobiles. Management believes that demand for new automobiles generally reflects sensitivity to overall economic conditions with no material seasonal effect. The automotive replacement battery market is affected by weather patterns because batteries are more likely to fail when extremely low temperatures place substantial additional power requirements upon a vehicle’s electrical system. Also, battery life is shortened by extremely high temperatures, which accelerate corrosion rates.

Therefore, either mild winter or moderate summer temperatures may adversely affect automotive replacement battery sales.
The Controls Group’s activities are executed on a relatively continuous basis, with no significant fluctuation in revenues during the year.
Financial Information About Geographic Areas
Refer to Note 20, “Segment information,” of the Notes to the Consolidated Financial Statements on pages 63, 64, and 65 for financial information about geographic areas..
Research and Development Expenditures
Refer to Note 15, “Research and development,” of the Notes to the Consolidated Financial Statements on page 60 for research and development expenditures.
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

Johnson Controls, Inc.
Properties at September 30, 2004
Automotive Group

Alabama	Cottondale (1),(3)	South Carolina	Oconee (2),(3)
	Eastaboga	Tennessee	Athens (2)
Arkansas	Bentonville (1),(4)		Lexington (2),(3)
California	Fullerton (3)		Murfreesboro (2)
	Livermore		Pulaski (2),(3)
	Modesto (3)	Texas	El Paso (1),(3)
Colorado	Aurora (2),(3)		Ft. Worth (1),(4)
Delaware	Middletown (2),(3)		San Antonio (1)
Florida	Tampa (2),(3)	Virginia	Chesapeake (1)
Georgia	Norcross (1)	Wisconsin	Hudson (1),(3)
	Suwanee (1)		Milwaukee
Illinois	Geneva (3)
	Lawrenceville (1)	Argentina	Buenos Aires (1)
	Sycamore (2)		Rosario
Indiana	Ft. Wayne (3)	Australia	Adelaide (2)
	Muncie (1)		Melboune
	Ossian	Austria	Graz (1),(3)
Iowa	Red Oak (3)		Innsbruck (1),(4)
Kentucky	Bardstown (3)		Klagenfurt (1),(4)
	Cadiz (3)		Linz (1),(4)
	Florence (1),(3)		Mandling (3)
	Georgetown (3)		Salzburg (1),(4)
	Glasgow (3)		Vienna (3)
	Harrodsburg (2),(3)	Belgium	Brussels (1),(3)
	Leitchfield		Geel (3)
	Nicholasville		Gent (1)
	Shelbyville (1)	Brazil	Gravatai
	Winchester (1)		Juiz De Fora (1)
Louisiana	Shreveport		Pouso Alegre
Maryland	Belcamp (3)		Santo Andre
Michigan	Ann Arbor (4)		Sao Bernardo do Campo (1)
	Battle Creek (3)		Sao Jose dos Campos
	Canton (1)		Sao Jose dos Pinhais (1)
	Dearborn (1),(4)		Sorocaba (3)
	Detroit (3)	Canada	Milton (1)
	Holland (2),(3)		Orangeville
	Mt. Clemens (1),(3)		Saint Mary's
	Plymouth (2),(3)		Tecumseh
	Rockwood (3)		Tilsonburg (3)
	Taylor (1)		Whitby
	Warren (1)	China	Beijing
	Zeeland (1),(3)		Shanghai (1),(4)
Mississippi	Madison	Czech Republic	Benatky nad Jizerou (1),(3)
Missouri	Earth City (1)		Ceska Lipa (2),(3)
	Jefferson City (3)		Mlada Boleslav (1),(3)
	St. Joseph (2)		Roudnice (2),(3)
New Jersey	Dayton (1),(3)		Rychnov nad Kneznou (1),(3)
North Carolina	Winston-Salem (2),(3)		Straz pod Ralskem
Ohio	Greenfield	France	Brioude (1),(3)
	Northwood		Cergy-Pontoise (4)
	Oberlin (1),(3)		Conflans
	Toledo (3)		Courbevoie (1),(4)
	West Carrollton (1)		Creutzwald (2),(3)
Oklahoma	Oklahoma City (3)		Harnes (3)
Oregon	Portland (3)		La Ferte Bernard (1),(3)

France (cont.)	Les Ulis (1),(4)	Malaysia (cont.)	Shah Alam (3)
	Paris (1),(4)	Mexico	Celaya (3)
	Rosny-sur-Seine (1)		Cienega de Flores
	Rouen		Cuidad Juarez (3)
	Sable-sur-Sarthe (2),(3)		Escobedo
	Sainte-Florine (2),(3)		Monclova
	Schweighouse-sur-Moder (3)		Monterrey (2),(3)
	Strasbourg (3)		Naucalpan de Juarez (1)
Germany	Boblingen (1)		Puebla (2),(3)
	Bochum (1),(3)		Ramos Arizpe (2),(3)
	Bremen (1),(3)		Saltillo
	Burscheid (2),(3)		Tlaxcala
	Espelkamp (3)		Tlazala (1)
	Grefrath (1),(3)		Torreon
	Hannover (2),(3)	Netherlands	Rotterdam (1),(4)
	Karlsruhe (3)		Sittard (1),(3)
	Krautscheid (3)	Poland	Bierun (3)
	Lahnwerk (2),(3)		Katowice (1),(4)
	Luneburg	Portugal	Nelas (3)
	Munich (1),(4)		Portalegre (3)
	Neustadt	Romania	Mioveni (1),(3)
	Otzenhausen		Ploiesti (3)
	Rastatt (1),(3)	Singapore	Singapore (1),(4)
	Remchingen (3)	Slovak Republic	Bratislava (1),(3)
	Ruesselsheim (1),(3)		Kostany nad Turcom (3)
	Schwalbach (1)		Trnava (1),(4)
	Sindelfingen (1),(4)	South Africa	East London (1),(3)
	Uberherrn (1),(3)		Port Elizabeth (1)
	Unterriexingen (2),(3)		Pretoria (1),(3)
	Waghausel (3)		Uitenhage (1),(3)
	Weyhausen (1),(4)	Spain	Alagon (3)
	Wuppertal (2),(3)		Barcelona (3)
	Zwickau (3)		Burgos (2),(3)
Hungary	Budapest (1),(4)		Guadalajara (1),(4)
	Pilis		Guadamar del Segura
	Solymar (2),(3)		Madrid (1),(3)
India	Chengalpattu (1),(3)		Valencia (2),(3)
	Lucknow (1),(3)		Valladolid (3)
	Pune (2),(3)		Zaragoza (3)
Italy	Melfi (1),(3)	Sweden	Goteborg (1),(4)
	Milan (1),(3)		Hultsfred (2),(4)
	Potenza (1),(4)		Stockholm (1),(4)
	Rocca D'Evandro (1)	Switzerland	Regensdorf (1),(4)
	Salerno (2),(3)	Thailand	Rayong
	Turin (1),(3)	Tunisia	Bir el Bay
Japan	Ayase (3)	United Kingdom	Burton-Upon-Trent (2)
	Fukuoka (3)		Chelmsford (1),(3)
	Hamakita (3)		Denham (1),(4)
	Mouka		Leamington Spa (1)
	Nagoya (1),(4)		Liverpool (2),(3)
	Yokosuka (2)		Redditch (1)
Korea	Ansan (1),(4)		Sunderland
	Asan (3)		Telford (2),(3)
	Dangjin		Wednesbury
Hwaseong (3)
Jungeup (1)
Yongin (2)
Malaysia	Johor Bahru
Pekan (1)

Controls Group		Norway	Oslo (1),(4)
		Philippines	Mandaluyong (1),(4)
Alabama	Huntsville (1),(4)	Poland	Poznan (1),(4)
California	Ft. Irwin (4)		Warsaw (1),(4)
	Los Angeles (1),(4)	Russia	Moscow (1),(4)
Florida	Cape Canaveral (4)		St. Petersburg (1),(4)
	Panama City (1),(4)	Singapore	Singapore (1),(4)
Indiana	Goshen (1),(3)	Slovak Republic	Bratislava (1),(4)
Kentucky	Erlanger (1),(4)	South Africa	Randburg (1),(4)
Maryland	Bowie (1),(4)	Spain	Madrid (1),(4)
	Gaithersburg (1),(4)	Sweden	Danderyd (1),(4)
	Loveville (1)	Switzerland	Basel (1),(3)
New Mexico	Espanola (4)		Eschenbach (1),(3)
Pennsylvania	Philadelphia (1),(4)		Zurich (1),(4)
Texas	Pharr (1),(4)	Thailand	Bangkok (1),(4)
	Wichita Falls (3)	United Kingdom	Birmingham (1),(4)
Washington D.C. (1),(4)			Cumbernauld (1),(4)
Washington	Silverdale (4)		Leatherhead (1),(4)
Wisconsin	Milwaukee (2),(4)		London (1),(4)
	Watertown (1),(3)		Reading (1),(4)
Stockport (1),(4)
Australia	Sydney (1),(4)		Swindon (1),(4)
Austria	Vienna (1),(4)		Waterlooville (1),(4)
Belgium	Brussels (1),(4)	Corporate

Diegem (1),(4)
Brazil	Brasilia (1),(4)	Wisconsin	Milwaukee (4)
Canada	Kamloops (1),(4)
Markham (1),(4)
Victoria (1),(4)
China	Beijing (1),(4)
Hong Kong (1),(4)
Shanghai (1),(3)
Shenzhen (1),(4)
Tianjin (1),(4)
Czech Republic	Prague (1),(4)
France	Colombes (1),(4)
Germany	Essen (2),(3)
Hannover (1),(4)
Hungary	Budapest (1),(4)
India	Mumbai (1),(4)
Italy	Lomagna (3)
Milan (1),(4)
Japan	Chiba (1),(4)
Hiroshima (1),(4)
Hokkaido (1),(4)
Koga (3)
Kyushu (1),(4)
Nagoya (1),(4)
Osaka (1),(4)
Saitama (1),(4)
Tokyo (1),(4)
Yokohama (1),(4)
Korea	Seoul (1),(4)
Malaysia	Kuala Lumpur (1),(4)
Mexico	Cuidad Juarez (1),(3)
	Irapuato (1),(4)	(1) Leased facilities
	Reynosa (3)	(2) Includes both leased and owned facilities
Netherlands	Gorinchem (1),(4)	(3) Includes both administrative and manufacturing facilities
	Leeuwarden (3)	(4) Administrative facilities only

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
Additionally, the Company is involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.
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
PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS - The shares are traded on the New York Stock Exchange.

Number of Record Holders
Title of Class	as of October 31, 2004
Common Stock, $.04-1/6 par value	54,991

	Common Stock Price Range		Dividends
	2004	2003	2004	2003
First Quarter	$47.60-58.12	$34.55-42.45	$0.225	$0.18
Second Quarter	56.25-62.32	35.88-42.00	0.225	0.18
Third Quarter	49.57-60.20	35.90-44.66	0.225	0.18
Fourth Quarter	50.97-58.01	42.25-50.44	0.225	0.18

Year	$47.60-62.32	$34.55-50.44	$0.90	$0.72

On November 19, 2003, the Company’s Board of Directors declared a two-for-one stock split of the common stock payable January 2, 2004 to shareholders of record on December 12, 2003. This stock split resulted in the issuance of approximately 90.5 million additional shares of common stock and was accounted for by the transfer of approximately $7.5 million from common stock to capital in excess of par value. All share or per share data in this Form 10-K/A have been restated to reflect the two-for-one stock split.
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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $135 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. There were no purchases by the Company or by Citibank in the quarter ended September 30, 2004. The Swap Agreement’s impact on the Company’s earnings for the three months ended September 30, 2004 was not material.

ITEM 6      SELECTED FINANCIAL DATA
Five Year Summary

	Year ended September 30,
(In millions, except per share data)	2004	2003	2002	2001	2000 (1)

OPERATING RESULTS
Net sales	$26,553.4	$22,646.0	$20,103.4	$18,427.2	$17,154.6
Operating income (As Reported)	$1,301.1	$1,161.6	$1,122.0	$961.1	$965.0
Operating income (Adjusted)*	$1,301.1	$1,161.6	$1,122.0	$1,031.9	$1,031.5
Net income (As Reported)	$817.5	$682.9	$600.5	$478.3	$472.4
Net income (Adjusted)*	$817.5	$682.9	$600.5	$541.7	$531.3
Earnings per share (As Reported)
Basic	$4.35	$3.78	$3.35	$2.71	$2.70
Diluted	$4.24	$3.60	$3.18	$2.55	$2.55
Earnings per share (Adjusted)*
Basic	$4.35	$3.78	$3.35	$3.07	$3.04
Diluted	$4.24	$3.60	$3.18	$2.89	$2.87
Return on average shareholders’ equity	17%	18%	19%	17%	20%
Capital expenditures	$862.2	$664.4	$496.2	$621.5	$546.7
Depreciation	$594.4	$537.8	$499.4	$433.7	$385.3
Number of employees	123,000	118,000	111,000	112,000	105,000

FINANCIAL POSITION
Working capital	$(224.8)	$36.2	$140.0	$(35.7)	$(232.8)
Total assets	$15,090.8	$13,127.3	$11,165.3	$9,911.5	$9,428.0
Long-term debt	$1,630.6	$1,776.6	$1,826.6	$1,394.8	$1,315.3
Total debt	$2,670.7	$2,354.9	$1,971.8	$1,820.0	$1,822.8
Shareholders’ equity	$5,206.3	$4,261.3	$3,499.7	$2,985.4	$2,576.1
Total debt to total capitalization	34%	36%	36%	38%	41%
Book value per share	$27.41	$23.23	$19.35	$16.72	$14.69

COMMON SHARE INFORMATION
Dividends per share	$0.90	$0.72	$0.66	$0.62	$0.56
Market prices
High	$62.32	$50.44	$46.60	$40.85	$35.41
Low	$47.60	$34.55	$32.03	$23.22	$22.91
Weighted average shares (in millions)
Basic	187.7	178.7	176.7	173.6	171.4
Diluted	192.6	189.1	188.2	186.0	183.9
Number of shareholders	55,460	55,823	57,551	59,701	63,863

*	The adjusted information is presented as if SFAS No. 142, “Goodwill and Other Intangible Assets,” had been adopted October 1, 1999. Results have been adjusted to exclude goodwill amortization expense of $70.8 million and $66.5 million in fiscal years 2001 and 2000, respectively, and the related income tax effect, if applicable.

(1)	Amounts presented in the “Financial position” section include the effect of the September 1, 2000 acquisition of Ikeda Bussan Co. Ltd. (Ikeda). Operating results of Ikeda for September 2000, which were not material, have not been included in the amounts presented in the “Operating results” section.

ITEM 7      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS
INTRODUCTION
In response to comments raised by the Staff of the Securities and Exchange Commission, Johnson Controls, Inc. (the Company) has revised its segment disclosure included in Note 20 to the Consolidated Financial Statements. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). In addition, MD&A was revised as the result of comments from the Staff requesting additional disclosures or clarification of previously filed disclosures.
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2004. This discussion should be read in conjunction with the Letter to Shareholders, Consolidated Financial Statements and Notes to Consolidated Financial Statements.
RESULTS OF OPERATIONS
FISCAL 2004 COMPARED TO FISCAL 2003
Sales
The Company’s net sales for the fiscal years ended September 30, 2004 and 2003 were as follows:

			%
(in millions)	2004	2003	change

Controls Group	$6,077.8	$5,576.0	9%
Seating & Interiors – North America	8,997.8	8,025.1	12%
Seating & Interiors – Europe	8,113.5	6,150.3	32%
Seating & Interiors – Asia	1,092.6	1,013.6	8%
Battery Group	2,271.7	1,881.0	21%

Total	$26,553.4	$22,646.0	17%

Consolidated net sales in the current fiscal year were $26.6 billion, increasing 17% above the prior year sales of $22.6 billion.
Controls Group
The Controls Group achieved sales of $6.1 billion in fiscal 2004, nine percent above the prior year. Excluding the effects of currency translation, sales grew four percent year-over-year.
Controls Group sales in North America were six percent greater than one year ago due to growth in systems installation and services. Systems installation sales were up reflecting higher volumes in the new construction market. Service sales were higher in comparison to the prior year reflecting additional commercial facility management service activity and an increase in technical service revenues.
Sales in Europe increased 14 percent over the prior year, reflecting the positive effects of currency translation and the growth of installed systems in the new construction market. Controls Group sales in other geographic markets, which represent less than 10 percent of the segment’s sales, increased slightly compared to fiscal 2003.
Seating & Interiors – North America
In North America, Seating & Interiors sales were $9.0 billion, up 12 percent versus the prior year. This strong growth reflects new interior systems business with a variety of automakers and involvement in platforms with production levels that exceeded the industry average.

Seating & Interiors – Europe
In Europe, Seating & Interiors sales were $8.1 billion, up 32 percent versus the prior year. Excluding the effects of currency translation, sales grew 18% year-over-year. The growth is primarily due to the launch of new business and favorable platform mix.
Seating & Interiors – Asia
In Asia, Seating & Interiors sales were $1.1 billion, up 8% versus the prior year. Excluding the effects of currency translation, sales grew 4 percent year-over-year. The growth is primarily due to higher volumes in Korea and China. This was partially offset by lower volumes in Japan and Malaysia due to decreased demand for mature vehicle platforms which are nearing the end of their product life cycle.
Battery Group
Battery Group sales were $2.3 billion, up 21 percent versus the prior year. Excluding the effects of currency translation, sales grew 16 percent year-over-year.
North American sales of automotive batteries increased 14 percent over last year primarily due to pass-through pricing of higher lead costs and slightly higher shipments to existing customers. Battery sales were also favorably impacted by $37 million for the inclusion of two months of operations associated with the acquisition of the remaining 51 percent interest in its joint venture with Grupo IMSA, S.A. de C.V. (Latin American JV) (see Note 1 to the Consolidated Financial Statements).
European sales of automotive batteries increased 34 percent over the prior year primarily due to favorable currency translation, the inclusion of one additional month from the acquisition of VARTA (see Note 1 to the Consolidated Financial Statements), slightly higher automotive battery unit shipments, and the pass-through pricing of higher lead costs to customers.
Fiscal 2005 Sales Outlook
For fiscal 2005, management anticipates Automotive Group (which includes Seating & Interiors and the Battery Group) sales will grow by 8 to 10 percent, assuming a slight decrease in industry production in North America and Europe and a relatively stable dollar. New interior systems business and higher sales of automotive batteries are expected in fiscal 2005. At September 30, 2004, Seating & Interiors had an incremental backlog of new orders for its interior systems to be executed within the next fiscal year of $2.3 billion, which includes orders of approximately $100 million associated with unconsolidated joint ventures. The backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes and the timing of production launches.
Controls Group sales for fiscal 2005 are expected to increase approximately 8 to 10 percent over fiscal 2004. The projected increase anticipates double-digit growth in technical services and facility management services in the commercial market and slightly higher installed control system sales.
Orders of installed control systems and technical services for the year ended September 30, 2004 exceeded the prior year level, driven primarily by growth in Europe. Orders for installed control systems were primarily in the domestic new construction and European existing building markets.
The segment’s backlog relates to its installed control systems and technical service activity and is accounted for using the percentage-of-completion (POC) method. At September 30, 2004, the unearned backlog to be executed within the next year was $1.84 billion, five percent above the prior year’s $1.75 billion. The majority of the increase was attributable to the increase in orders in North America and Europe.

Operating Income
The Company’s operating income for the fiscal years ended September 30, 2004 and 2003 was as follows:

			%
(in millions)	2004	2003	change

Controls Group (1)	$284.3	$282.6	1%
Seating & Interiors – North America (2)	585.6	654.5	-11%
Seating & Interiors – Europe (3)	154.0	(24.4)	*
Seating & Interiors – Asia (4)	37.8	42.0	-10%
Battery Group (5)	237.4	206.9	15%

Total	1,299.1	1,161.6	12%

Restructuring costs	(82.4)	–
Japanese pension gain	84.4	–

Consolidated Operating Income	$1,301.1	$1,161.6

*Metric not meaningful.
(1)	Controls Group operating income excludes $13.3 million of restructuring costs for the year ended September 30, 2004.
(2)	Seating & Interiors – North America operating income excludes $5.1 million of restructuring costs for the year ended September 30, 2004.
(3)	Seating & Interiors – Europe operating income excludes $51.1 million of restructuring costs for the year ended September 30, 2004.
(4)	Seating & Interiors – Asia operating income excludes a pension gain of $84.4 million for the year ended September 30, 2004.
(5)	Battery Group operating income excludes $12.9 million of restructuring costs for the year ended September 30, 2004.
Consolidated operating income for fiscal 2004 was $1.3 billion, 12 percent above the prior year’s $1.2 billion. Consolidated operating income in fiscal 2004 includes restructuring costs of $82 million (see Note 16 to the Consolidated Financial Statements) and a pension gain of $84 million (see Note 14 to the Consolidated Financial Statements), in comparison to fiscal 2003.
Controls Group
Fiscal 2004 Controls Group operating income of $284 million, excluding $13 million of restructuring costs, was one percent above the prior year. The results were attributable to higher volumes and favorable effects of currency translation, partially offset by lower gross margin percentages in North America and higher worldwide selling, general and administrative (SG&A) expenses. In North America, the benefit from higher volumes of installed control systems and new facility management business was slightly offset by lower gross margin percentages in the installed systems business due to the competitive new construction environment. In Europe, gross profit, excluding the effects of currency translation, was comparable to the prior year. SG&A expenses were higher worldwide resulting from investments in sales force additions in the technical service business, increased pension and health care costs and the impact of currency translation.
Seating & Interiors – North America
Seating & Interiors – North America operating income decreased 11 percent to $586 million (excluding $5 million of restructuring costs) due to higher commodity costs and higher SG&A expenses partially offset by cost reductions and operational efficiencies.
The segment experienced commodity cost increases, primarily steel, of approximately $15 million compared to the prior year. The Company continues to address the rising commodity costs in the region through negotiations with both its customers and suppliers.
Implemented cost reductions and operational efficiencies exceeded the impact of a lower sales mix of mature vehicle programs and incremental sales price reductions by $16 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
SG&A expenses increased $70 million in the year primarily due to increased engineering expenses incurred for new vehicle programs, higher health care, pension and insurance costs, as well as the impact of currency translation.
Seating & Interiors – Europe
Operating income in Europe was $154 million (excluding $51 million of restructuring costs) compared to a prior year loss of $24 million due to higher volumes, an increase of $178 million due to performance improvements in the majority of the Company’s product offerings and lower SG&A expenses, partially offset by higher commodity costs. Excluding the positive effects of foreign currency translation, operating income increased $172 million.
The segment benefited from the full year impact of the region’s turnaround program which concentrated on the implementation of best business practices and six sigma activities in its existing operations, new program launches, and changes to the manufacturing footprint. Implemented cost reductions, operational efficiencies, and the higher sales mix of mature vehicle programs exceeded incremental sales price reductions by $167 million in the period. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
The incremental effect of commodity costs totaled approximately $5 million in the current fiscal year compared to the prior year. As in other regions, the Company continues to address the rising commodity costs through negotiations with both its customers and suppliers.
SG&A expenses decreased $10 million in the year primarily due to decreased engineering expenses incurred for new vehicle programs compared to the prior year.
Seating & Interiors – Asia
Operating income in Asia decreased to $38 million in the current year (excluding $84 million of a pension gain), 10 percent below the prior year. Excluding the positive effect of foreign currency translation, operating income decreased 22 percent year-over-year. This decrease is primarily attributable to an increase in the amount of SG&A expenditures and launch costs in Japan and Korea related to new program awards.
Although overall volumes were up, the segment’s margins were unfavorably impacted by a significant decrease in sales of higher margin, mature vehicle programs that benefit from operating efficiencies and cost reductions achieved through the product life cycle.
SG&A expenses in the segment were approximately $12 million higher in the year primarily due to increased engineering expenses incurred for new vehicle programs.
Battery Group
Battery Group operating income increased to $237 million (excluding $13 million of restructuring costs) in the current fiscal year, 15 percent above the prior year’s $207 million. In North America, higher volumes, increased operating efficiencies, and the purchase of the Latin American JV which contributed $13 million, more than offset higher commodity costs. The incremental effect of commodity costs unfavorably impacted North America operating income by $16 million versus the prior year. Operating income in Europe was higher due to increased volumes and integration savings achieved from previous acquisitions, which outpaced increases in commodity costs. The incremental effect of commodity costs in Europe on operating income was unfavorable by $28 million versus the prior year.

Fiscal 2005 Operating Income Outlook
In fiscal 2005, the Company anticipates that growth by both the Automotive Group (which includes Seating & Interiors and the Battery Group) and the Controls Group, together with improvements in operational quality and cost, will lead to a 10 to 12 percent increase in operating income.
The Automotive Group operating margin percentage for fiscal 2005 is expected to increase slightly compared to fiscal 2004. Management anticipates that the benefits of operational efficiencies, restructuring, and lower launch costs will be partially offset by lower pricing, higher commodity costs, and increased employee benefit costs. The Automotive Group has supply agreements with certain of its customers that provide for annual price reductions and, in some instances, for the recovery of material cost increases. The group expects to continue its historical trend of being able to significantly offset any sales price changes with cost reductions from design changes and productivity improvements and through similar programs with its own suppliers.
The Controls Group operating margin percentage for fiscal 2005 is expected to decline moderately compared to the fiscal 2004 level. This reflects competitive pricing in the new construction market, a higher proportion of facility management sales with inherently lower margins and rising employee benefit costs. These factors are expected to be partially offset by strong technical services growth and improved operational efficiencies in North America.
Restructuring Costs
In the second quarter of fiscal year 2004, the Company executed a restructuring plan involving cost structure improvement actions and recorded an $82.4 million restructuring charge within Selling, general and administrative (SG&A) expenses in the Consolidated Statement of Income. These costs primarily relate to workforce reductions of approximately 1,500 employees in the Seating & Interiors and Battery Group and 470 employees in the Controls Group. In addition, four Seating & Interiors plants will be consolidated. Through September 30, 2004, all impacted employees from the Controls Group and approximately 1,100 employees from the Seating & Interiors and Battery Group have been separated from the Company. Employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. A significant portion of the Seating & Interiors and Battery Group actions are concentrated in Europe as the Company focuses on significantly improving profitability in the region. The Controls Group restructuring actions involve activities in both North America and Europe. No further costs related to these specific actions are anticipated. The majority of the restructuring activities are expected to be completed within one year.
Japanese Pension Settlement Gain
In fiscal 2004, the Company recorded a pension gain related to certain of the Company’s Japanese pension plans established under the Japanese Welfare Pension Insurance Law (see Note 14 to the Consolidated Financial Statements). In accordance with recent amendments to this law, the Company completed the transfer of certain pension obligations and related plan assets to the Japanese government which resulted in a non-cash settlement gain of $84.4 million, net of $1.2 million associated with the recognition of unrecognized actuarial losses, recorded within SG&A expenses in the Consolidated Statement of Income. The funded status of the Company’s non-U.S. pension plans improved by $85.6 million as a result of the transfer of these pension obligations and related plan assets.
Other Income/Expense
Despite higher average debt levels in the current year, net interest expense of $97 million was down $7 million from the prior year due to a higher proportion of floating rate debt that benefited from the low interest rate environment. Equity income of $71 million was $16 million higher than the prior year, primarily attributable to increased earnings at certain Seating & Interiors joint ventures in China. Miscellaneous – net expense was $8 million higher than fiscal 2003 mainly due to higher foreign currency losses in the current year and the inclusion of a gain in the prior year related to the conversion and subsequent disposition of the investment in Donnelly Corporation (see Note 5 to the Consolidated Financial Statements).
Provision for Income Taxes
The effective income tax rate for the year ended September 30, 2004 was 26.0 percent compared with last year’s 31.0 percent. The effective rate for the current fiscal year was lower than the combined U.S. federal and state statutory rate due to reduced foreign and U.S. effective rates resulting from the continued benefits of global tax planning initiatives. The rate was further impacted by a $17 million favorable tax settlement received in the first quarter and a $10 million favorable resolution of worldwide tax audits in the fourth quarter.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries were $79 million compared with $47 million in the prior year primarily due to higher earnings at certain Seating & Interiors subsidiaries in North America and the absence of significant engineering and launch costs incurred in the prior year.
Net Income
Net income for fiscal 2004 reached $818 million, 20 percent above the prior year’s $683 million as a result of increased operating and equity income and a reduced effective income tax rate, partially offset by higher minority interests in net earnings of subsidiaries. Fiscal 2004 diluted earnings per share were $4.24, 18 percent above the prior year’s $3.60.
FISCAL 2003 COMPARED TO FISCAL 2002
Sales
The Company’s net sales for the fiscal years ended September 30, 2003 and 2002 were as follows:

			%
(in millions)	2003	2002	change

Controls Group	$5,576.0	$5,088.8	10%
Seating & Interiors – North America	8,025.1	7,751.9	4%
Seating & Interiors – Europe	6,150.3	4,964.4	24%
Seating & Interiors – Asia	1,013.6	999.0	1%
Battery Group	1,881.0	1,299.3	45%

Total	$22,646.0	$20,103.4	13%

For the year ended September 30, 2003, consolidated net sales were $22.6 billion, rising 13 percent from the prior year’s sales of $20.1 billion.
Controls Group
The Controls Group achieved sales of $5.6 billion in fiscal 2003, 10 percent above the prior year. Excluding the effects of currency translation, sales grew five percent year-over-year.
Controls Group sales in North America were nine percent greater than one year ago with growth in all major customer offerings. Systems sales were up reflecting higher volumes in both the new construction and existing buildings markets. Service sales were higher in comparison to the prior year primarily due to additional facility management service activity with the U.S. Federal government and an increase in technical service revenues.
Sales in Europe increased 12 percent over the prior year, reflecting the positive effects of currency translation. Controls Group sales in other geographic markets, which represent less than 10 percent of the segment’s sales, were approximately level with fiscal 2002.

Seating & Interiors – North America
In North America, Seating & Interiors sales grew to $8.0 billion, up four percent in comparison to the prior year, while industry production declined approximately three percent. This favorable performance was attributable to the region’s new business, customer diversification and favorable platform mix.
Seating & Interiors – Europe
Seating & Interiors sales in Europe increased 24 percent to $6.2 billion in fiscal year 2003, due to the positive effects of currency translation and the launch of new business. Excluding the impacts of currency translation and the acquisition of Borg Instruments AG (Borg) (see Note 1 to the Consolidated Financial Statements), sales were four percent above the fiscal 2002 level. These results were favorable to the slight decline in European industry vehicle production. The increase reflects the Company’s involvement in successful platforms and the launch of new business.
Seating & Interiors – Asia
Sales at Seating & Interiors – Asia locations increased 1 percent to $1.0 billion in the current year. This increase is attributable to favorable currency translation as overall volumes in Asia were lower compared to the prior year. Excluding favorable currency translation, sales were down three percent compared to the prior year. This decrease was due to lower volumes in Japan and Malaysia.
Battery Group
Battery Group sales increased to $1.9 billion, 45 percent above the prior year’s $1.3 billion. North American sales of automotive batteries increased three percent over the prior year primarily due to slightly higher automotive battery shipments to existing customers. Battery sales in Europe were above the prior year primarily due to the acquisition of Varta (see Note 1 to the Consolidated Financial Statements).
Operating Income
The Company’s operating income for the fiscal years ended September 30, 2003 and 2002 was as follows:

			%
(in millions)	2003	2002	change

Controls Group	$282.6	$259.2	9%
Seating & Interiors – North America	654.5	574.1	14%
Seating & Interiors – Europe	(24.4)	67.8	*
Seating & Interiors – Asia	42.0	60.2	-30%
Battery Group	206.9	160.7	29%

Total	1,161.6	1,122.0	4%

*Metric not meaningful.
In fiscal 2003, consolidated operating income was $1.2 billion, four percent above the prior year.
Controls Group
Fiscal 2003 Controls Group operating income of $283 million was nine percent above the prior year. The results were attributable to higher volumes in North America partially offset by additional SG&A expenses due to increased health care, pension and insurance costs.
Seating & Interiors – North America
Seating & Interiors – North America operating income increased 14 percent to $655 million primarily due to cost reductions, operational efficiencies, favorable vehicle mix, and lower SG&A expenses.
Implemented cost reductions, operational efficiencies, and the impact of a higher sales mix of mature vehicle programs exceeded incremental sales price reductions by $69 million in the period. The higher sales mix of mature vehicle programs positively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume.
SG&A expenses decreased by $11 million in the year primarily due to decreased engineering expenses, partially offset by higher health care, pension, and insurance costs.
Seating & Interiors – Europe
Seating & Interiors – Europe experienced an operating loss of $24 million in the current year compared to operating income of $68 million in the prior year. Excluding favorable currency translation, the segment had an operating loss of $41 million. This decrease was primarily due to price reductions, increased SG&A costs and operating inefficiencies in existing business and the launch of new vehicle programs.
The incremental sales price reductions and operational inefficiencies exceeded the implemented cost reductions by approximately $48 million in the current period. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
SG&A expenses increased $60 million in the year primarily due to increased engineering expenses incurred for new vehicle programs.
The Company has established a formal turnaround program in the region to institute best business practices and six sigma activities to improve operational efficiency as well as launch execution and to realign its manufacturing footprint.
Seating & Interiors – Asia
Operating income at Seating & Interiors – Asia decreased to $42 million, 30 percent below the prior year’s $60 million. This decrease is due to the overall decrease in volumes of mature vehicle programs as well as increased SG&A costs.
The segment saw a decreased volume of mature vehicle programs that benefited from operating efficiencies and cost reductions achieved throughout the life cycle of the vehicle program. Although overall volumes in Asia were up, the mix of new programs versus mature programs adversely impacted margin in the segment.
SG&A expenses in the segment were approximately $15 million higher in the year primarily due to increased administrative costs to support operations.
Battery Group
Battery Group operating income increased 29 percent to $207 million from the prior year’s $161 million. The increase is primarily due to higher volumes driven by the Varta acquisition in Europe. The Group also benefited from an improvement in their warranty experience as well as improvements in operating performance in North America.
Other Income/Expense
Despite higher average debt levels, net interest expense of $104 million was down $7 million from the prior year due to the lower interest rate environment. Equity income of $55 million was $17 million higher than the prior year, primarily attributable to increased earnings at certain Seating & Interiors joint ventures in China. Miscellaneous – net expense was $12 million higher than fiscal 2002. Included in the fiscal 2003 amount were costs of a legal settlement with a Mexican lead supplier, higher environmental provisions for non-operating properties, foreign currency related charges and other non-operating amounts. Also included in the current year was a gain of approximately $17 million related to the conversion and subsequent disposition of the Company’s investment in Donnelly Corporation, which was merged with Magna International in October 2002 (see Note 5 to the Consolidated Financial Statements).

Provision for Income Taxes
The effective income tax rate for the year ended September 30, 2003 was 31.0 percent compared with 34.6 percent for September 30, 2002. The effective rate for fiscal year 2003 was lower than the combined U.S. federal and state statutory rate due to lower foreign and U.S. effective rates resulting from the benefits of global tax planning initiatives.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries were $47 million compared with $58 million in the prior year. The impacts of lower earnings at certain Seating & Interiors subsidiaries in North America, primarily due to higher engineering costs, and the purchase of the remaining interest in a Seating & Interiors joint venture in Europe were partially offset by the impact of minority interest in the net earnings of Varta, in which the Company has majority ownership.
Net Income
Net income for fiscal 2003 reached $683 million, 14 percent above the prior year’s $601 million. The growth in net income was a result of increased operating income, lower net interest expense, higher equity earnings, the reduced effective income tax rate and lower minority interests in net earnings of subsidiaries, partially offset by higher miscellaneous – net expense. Fiscal 2003 diluted earnings per share were $3.60, 13 percent above the prior year’s $3.18.
CAPITAL EXPENDITURES AND OTHER INVESTMENTS
Capital expenditures in fiscal 2004 were $862 million, up from $664 million and $496 million in 2003 and 2002, respectively. Consistent with both prior years, the majority of the 2004 expenditures were associated with the Seating & Interiors business. In fiscal 2004, Seating & Interiors capital expenditures related to investments in launches of new business and cost reduction projects. Management projects capital expenditures to approximate $725-$775 million in fiscal 2005, the majority of which is again expected to be used by the Seating & Interiors business.
Goodwill at September 30, 2004 was $3.8 billion, $0.6 billion higher than the prior year. The increase was primarily associated with the acquisition of the remaining 51 percent interest in the Latin American JV (see Notes 1 and 4 to the Consolidated Financial Statements) and the effects of currency translation.
Investments in partially-owned affiliates at September 30, 2004 were $315 million, $93 million less than the prior year. The majority of the decrease was attributable to the acquisition of the remaining interest in the Latin American JV (previously accounted for on the equity method) and dividend distributions received, partially offset by equity income earned by Seating & Interiors joint ventures.
LIQUIDITY AND CAPITAL RESOURCES
WORKING CAPITAL AND CASH FLOW
The Company had negative working capital of $225 million at September 30, 2004, compared with a positive $36 million one year ago. The decrease is a result of increased short-term borrowings, accounts payable and accrued compensation and benefits, partially offset by higher accounts receivable and inventories. Working capital, excluding cash and debt, of $646 million was $168 million higher than the prior year amount of $478 million primarily due to higher accounts receivable partially offset by increased accounts payable.
The Company’s days sales in accounts receivable for the year ended September 30, 2004 was 55, an increase compared to the year ended September 30, 2003 days sales in accounts receivable of 51. The increase from the period ended September 30, 2003, primarily relates to currency translation.

The Company’s inventory turnover ratio for the year ended September 30, 2004, was 19, and consistent with the ratio for the year ended September 30, 2003.
Cash provided by operating activities in fiscal 2004 was $1.5 billion compared with $815 million in fiscal 2003. The increase primarily reflects favorable working capital changes and higher net income in the current year. Additionally, the prior year included a $250 million voluntary cash contribution to fund the accumulated benefit obligations of certain U.S. defined benefit pension plans.
LONG-LIVED ASSETS
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has certain subsidiaries, mainly located in Germany, Italy, Mexico, United Kingdom, Japan, and Brazil, that have generated operating losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries. The Company’s long-lived asset impairment analyses indicate that assets of these countries are not impaired based on undiscounted cash flows. At September 30, 2004, the Company does not have any material assets whose recovery is at risk.
CAPITALIZATION
Total capitalization of $7.9 billion at September 30, 2004 included short-term debt of $0.8 billion, long-term debt (including the current portion) of $1.9 billion and shareholders’ equity of $5.2 billion. The Company’s total capitalization was $6.7 billion at September 30, 2003. Despite the additional debt associated with the purchase of the Latin American JV and higher capital expenditures in fiscal 2004, the Company reduced total debt as a percentage of total capitalization at the end of fiscal 2004 to 33.9 percent from 35.6 percent one year ago. By the end of fiscal 2005, the Company expects total debt as a percentage of total capitalization to decline to below 30 percent, excluding the impact of any fiscal 2005 acquisitions.
In December 2003, the Company filed a $1.5 billion universal shelf registration statement, under which the Company can issue a variety of debt and equity instruments, with the Securities and Exchange Commission effective March 26, 2004. At September 30, 2004, the Company had $1.5 billion available under the shelf.
In October 2004, the Company renewed its existing 364-day $625 million revolving credit facilities for an additional year. The Company also has a five-year $625 million revolving credit facility which expires in October 2008.
In October and November of 2004, the Company borrowed a total of $500 million of variable rate bank loans. The loans mature within one-year. Loan proceeds were primarily used to refinance the Company’s commercial paper borrowings related to the acquisition of the Latin American JV.
The Company believes its capital resources and liquidity position at September 30, 2004 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, pension fund contributions, debt maturities and acquisitions in fiscal 2005 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.
The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings. Currently, the Company has ample liquidity and full access to the capital markets. Given the Company’s credit ratings from Fitch (A), Moody’s (A2), and Standard & Poors (A), the Company believes multiple downgrades, or a single downgrade over multiple levels, would be necessary before its access to the commercial paper markets would be limited. At September 30, 2004, the Company has a combined availability of $1.25 billion under its revolving credit facilities to meet commercial paper maturities and operating needs.

A summary of the Company’s significant contractual obligations as of September 30, 2004 is as follows:

		Payments Due By Period
In millions	Total	2005	2006-2007	2008-2009	After 2009

Contractual Obligations
Long-term debt (including capital lease obligations)*	$1,857	$227	$533	$358	$739
Operating leases	670	168	290	106	106
Unconditional purchase obligations	2,820	1,045	1,634	137	4
Pension and postretirement contributions	296	60	45	49	142

Total contractual cash obligations	$5,643	$1,500	$2,502	$650	$991

* See “Capitalization” for additional information related to the Company’s long-term debt.
Unconditional purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, and delivery. Pension and postretirement contributions include amounts expected to be paid by the Company to the plans. Other noncurrent liabilities primarily consist of pension and postretirement obligations included in the table and other amounts whose settlement dates cannot be reasonably determined.
Guarantees and Off-Balance Sheet Arrangements
The Company is party to certain synthetic leases which qualify as operating leases for accounting purposes. The lease contracts, totaling approximately $69 million, are associated with the financing of the Company’s aircraft. The Company believes the estimated fair market value of the aircraft is in excess of the remaining lease obligations. The earliest maturity is September 2006, and each lease is renewable at the Company’s option. The Company has guaranteed the majority of the residual values, not to exceed $53 million in aggregate.
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements, in virtually all cases, do not contain recourse provisions against the Company for its customers’ failure to pay. At September 30, 2004, the Company had sold approximately $138 million of foreign currency trade accounts receivable. The Company’s use of these arrangements has not been a material source of liquidity for the Company. Management intends to discontinue financing its accounts receivables in fiscal 2005.
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
Revenue Recognition
The Company recognizes revenue from long-term systems installation contracts of the Controls Group over the contractual period under the POC method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Revenues from contracts with multiple element arrangements, such as those including both installation and services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and earnings in excess of billings on uncompleted contracts.” Likewise, contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and earnings on uncompleted contracts.” Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting. In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.
Goodwill and Other Intangible Assets
In conformity with U.S. GAAP, goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at September 30, 2004, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Indefinite and definite lived intangible assets (see Note 4 to the Consolidated Financial Statements) are also subject to impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.
Employee Benefit Plans
The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health care. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods.
The discount rate used by the Company is based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of the Company’s pension plans’ participants’ demographics and benefit payment terms. At July 31, 2004, the Company decreased its discount rate on U.S. plans to 6.25 percent from 6.50 percent at July 31, 2003 (see Note 14 to the Consolidated Financial Statements). The decline of 25 basis points was consistent with the changes in published bond indices. The change increased the Company’s U.S. projected benefit obligation at September 30, 2004 by approximately $56 million and is expected to increase pension expense in fiscal year 2005 by approximately $8 million.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 60 percent of the plans’ assets were invested in equities, with the balance primarily invested in fixed income instruments.
The Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a three-year period. As of September 30, 2004, the Company had approximately $9 million of unrecognized asset losses associated with its U.S. pension plans, which will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.
Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
The Company has recorded a prepaid benefit cost of $185 million for its U.S. pension plans as of September 30, 2004 in accordance with SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS 87). SFAS 87 requires that an asset be recognized if the net periodic pension cost is less than the amounts the employer has contributed to the plan and a liability be recognized if the net periodic pension cost exceeds amounts the employer has contributed to the plan. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At September 30, 2004, the Company’s U.S. pension plans were under funded by $248 million since the projected benefit obligation exceeded the fair value of its plan assets. Material differences may result between the funded status of a retirement plan and the recorded asset or liability due to certain items that have an immediate impact on the projected benefit obligation, but are recognized over a longer period of time in the net periodic pension cost. For example, at September 30, 2004, the Company had an unrecognized net actuarial loss on its U.S. pension plans of $405 million. This actuarial loss is included in the projected benefit obligation at September 30, 2004, but in accordance with SFAS 87, in general, the amount of the loss is amortized to net periodic pension expense over the average remaining service period of the employees in the plan where the loss was generated.
Product Warranties
The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates. At September 30, 2004, the Company had recorded $70 million of warranty reserves based on an analysis of return rates and other factors (see Note 7 to the Consolidated Financial Statements). While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ significantly from those estimates.
Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents foreign operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At September 30, 2004, the Company had a valuation allowance of $572 million primarily related to net operating and other loss carryforwards, mainly in Germany, Italy, Mexico, United Kingdom, Japan and Brazil (see Note 17 to the Consolidated Financial Statements). The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.
RISK MANAGEMENT
The Company selectively uses financial instruments to reduce market risk associated with changes in foreign currency, interest rates and commodity prices. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge). The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used.
For all foreign currency derivative instruments designated as cash flow hedges, retrospective effectiveness is tested on a monthly basis using a cumulative dollar offset test. The fair value of the hedged exposures and the fair value of the hedge instruments are revalued and the ratio of the cumulative sum of the periodic changes in the value of the hedge instruments to the cumulative sum of the periodic changes in the value of the hedge is calculated. The hedge is deemed as highly effective if the ratio is between 80 and 125 percent.
For net investment hedges, the Company assesses its net investment positions in the foreign operations and compares it with the outstanding net investment hedges on a monthly basis. The hedge is deemed effective if the aggregate outstanding principal of the hedge instruments designated as the net investment hedge in a foreign operation do not exceed the Company’s net investment positions in the respective foreign operation.
A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, and further disclosure relating to financial instruments is included in Note 11 to the Consolidated Financial Statements.
Foreign Exchange
The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and enters into transactions denominated in various foreign currencies. In order to maintain strict control and achieve the benefits of the Company’s global diversification, foreign exchange exposures for each currency are netted internally so that only its net foreign exchange exposures are, as appropriate, hedged with financial instruments.
The Company hedges 70 to 90 percent of its known foreign exchange transactional exposures. The Company primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. The Company also selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.,” as amended by SFAS No. 137, No. 138, and No. 149.
The Company generally finances its foreign operations with local, non-U.S. dollar debt. The foreign-currency denominated debt serves as a natural hedge of the foreign operations’ net asset positions. The Company has also entered into several foreign currency-denominated debt obligations and cross-currency interest rate swaps to hedge portions of its net investments in Europe and Japan. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income (loss) account within shareholders’ equity where they offset gains and losses recorded on the net investments in Europe and Japan.
Sensitivity Analysis
The following table indicates the total U.S. dollar (USD) equivalents of net foreign exchange contracts (hedging transactional exposure) and non-U.S. dollar denominated cash, debt and cross-currency interest rate swaps (hedging translation exposure) outstanding by currency and the corresponding impact on the value of these instruments assuming a 10 percent appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2004.
As previously noted, the Company’s policy prohibits the trading of financial instruments for profit. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying receivables, payables and net investments in foreign subsidiaries described above.

	September 30, 2004
	Non-USD
	Financial Instruments
	Designated as Hedges of:
	Transactional	Translational	Net	Foreign Exchange
	Foreign	Foreign	Amounts of	Gains/(Loss) from:
	Exposure	Exposure	Instruments	10%	10%
	Long/	Long/	Long/	Appreciation	Depreciation
(in millions)	(Short)	(Short)	(Short)	of USD	of USD

Currency (U.S. dollar equivalents)
Euro	$(237)	$(1,171)	$(1,408)	$141	$(141)
British pound	361	7	368	(37)	37
Japanese yen	21	(213)	(192)	19	(19)
Mexican peso	84	4	88	(9)	9
South Korean won	–	(77)	(77)	8	(8)
Canadian dollar	(40)	(9)	(49)	5	(5)
Polish zloty	(47)	5	(42)	4	(4)
Czech koruna	17	6	23	(2)	2
Swiss franc	14	9	23	(2)	2
Malaysian ringgit	–	19	19	(2)	2
Swedish krona	(16)	(1)	(17)	2	(2)
South African rand	(15)	–	(15)	2	(2)
Singaporean dollar	(12)	(2)	(14)	1	(1)
Other	(28)	5	(23)	2	(2)

Total	$102	$(1,418)	$(1,316)	$132	$(132)

Interest Rates
The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market rates. The Company, as needed, uses interest rate swaps to modify its exposure to interest rate movements. In accordance with SFAS No. 133, the swaps qualify and are designated as cash flow hedges or fair value hedges. A 10 percent increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would result in a change in pre-tax interest expense of approximately $4 million.
ENVIRONMENTAL, HEALTH AND SAFETY AND OTHER MATTERS
The Company’s global operations are governed by laws addressing protection of the environment (Environmental Laws) and worker safety and health (Worker Safety Laws). Under various circumstances, these laws impose civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance and require remediation at sites where Company-related substances have been released into the environment.
The Company has expended substantial resources globally, both financial and managerial, to comply with applicable Environmental Laws and Worker Safety Laws, and to protect the environment and workers. The Company believes it is in substantial compliance with such laws and maintains procedures designed to foster and ensure compliance. However, the Company has been, and in the future may become, the subject of formal or informal enforcement actions or proceedings regarding noncompliance with such laws or the remediation of Company-related substances released into the environment. Such matters typically are resolved by negotiation with regulatory authorities resulting in commitments to compliance, abatement or remediation programs and in some cases payment of penalties. Historically, neither such commitments nor penalties imposed on the Company have been material.
Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 2004 related solely to environmental compliance were not material. At September 30, 2004, the Company had an accrued liability of $61 million relating to environmental matters compared with $62 million one year ago. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows.
Additionally, the Company is involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows (see Note 18 to the Consolidated Financial Statements). Costs related to such matters were not material to the periods presented.
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

Quarterly Financial Data	First	Second	Third	Fourth	Full
In millions, except per share data; unaudited	Quarter	Quarter	Quarter	Quarter	Year

2004
Net sales	$6,384.1	$6,620.1	$6,792.3	$6,756.9	$26,553.4
Gross profit	861.3	849.8	907.9	903.9	3,522.9
Net income	164.5	157.7	222.3	273.0	817.5
Earnings per share
Basic*	0.90	0.83	1.17	1.43	4.35
Diluted*	0.86	0.82	1.15	1.41	4.24

2003
Net sales	$5,183.3	$5,503.1	$5,959.9	$5,999.7	$22,646.0
Gross profit	749.4	762.2	835.7	872.9	3,220.2
Net income	140.4	132.2	190.0	220.3	682.9
Earnings per share**
Basic*	0.78	0.73	1.05	1.22	3.78
Diluted*	0.74	0.70	1.00	1.16	3.60
* Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.
** Prior year amounts have been restated to reflect a two-for-one stock split (see Note 19 to the Consolidated Financial Statements).
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  See “Risk Management” included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 20 to the consolidated financial statements, the Company has restated its segment disclosures as of and for the years ended September 30, 2004, 2003 and 2002 to reflect a revision of its reportable segments.

/s/ PricewaterhouseCoopers, LLP
Milwaukee, Wisconsin
November 12, 2004, except for Note 20, as to which the date is August 9, 2005

Johnson Controls, Inc.
Consolidated Statement of Income

	Year ended September 30,

(In millions, except per share data)	2004	2003	2002

Net sales
Products and systems*	$22,849.7	$19,318.7	$17,060.7
Services*	3,703.7	3,327.3	3,042.7

	26,553.4	22,646.0	20,103.4

Cost of sales
Products and systems	19,921.5	16,632.1	14,677.0
Services	3,109.0	2,793.7	2,579.5

	23,030.5	19,425.8	17,256.5

Gross profit	3,522.9	3,220.2	2,846.9

Selling, general and administrative expenses	2,221.8	2,058.6	1,724.9

Operating income	1,301.1	1,161.6	1,122.0

Interest income	14.0	10.2	11.9
Interest expense	(110.8)	(113.7)	(122.3)
Equity income	71.0	54.9	37.9
Miscellaneous – net	(63.2)	(55.5)	(43.5)

Other income (expense)	(89.0)	(104.1)	(116.0)

Income before income taxes and minority interests	1,212.1	1,057.5	1,006.0

Provision for income taxes	315.7	327.8	347.6
Minority interests in net earnings of subsidiaries	78.9	46.8	57.9

Net income	$817.5	$682.9	$600.5

Earnings available for common shareholders	$815.7	$675.7	$592.8

Earnings per share
Basic	$4.35	$3.78	$3.35
Diluted	$4.24	$3.60	$3.18

*	Products and systems consist of Seating & Interiors products and systems, Battery Group products, and Controls Group installed systems. Services are Controls Group technical and facility management services.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statement of Financial Position

	September 30,
(In millions, except par value and share data)	2004	2003
Assets

Cash and cash equivalents	$169.5	$136.1
Accounts receivable, less allowance for doubtful accounts of $47.9 and $48.5, respectively	4,173.2	3,539.1
Costs and earnings in excess of billings on uncompleted contracts	328.6	323.0
Inventories	924.6	825.9
Other current assets	780.9	796.2

Current assets	6,376.8	5,620.3

Property, plant and equipment – net	3,529.4	2,963.4
Goodwill – net	3,753.5	3,162.7
Other intangible assets – net	347.0	316.9
Investments in partially-owned affiliates	314.9	408.1
Other noncurrent assets	769.2	655.9

Total assets	$15,090.8	$13,127.3

Liabilities and Shareholders’ Equity

Short-term debt	$813.3	$150.5
Current portion of long-term debt	226.8	427.8
Accounts payable	3,767.3	3,329.3
Accrued compensation and benefits	644.8	546.3
Accrued income taxes	47.4	58.7
Billings in excess of costs and earnings on uncompleted contracts	197.2	186.2
Other current liabilities	904.8	885.3

Current liabilities	6,601.6	5,584.1

Long-term debt	1,630.6	1,776.6
Postretirement health and other benefits	164.1	167.8
Minority interests in equity of subsidiaries	268.7	221.8
Other noncurrent liabilities	1,219.5	1,115.7

Long-term liabilities	3,282.9	3,281.9

Preferred stock, $1.00 par value shares authorized: 2,000,000 shares issued and outstanding: 2004 - 0; 2003 - 189.647	–	97.1
Common stock, $.04 1/6 par value shares authorized: 600,000,000 shares issued: 2004 - 191,176,609; 2003 - 181,262,254	8.0	15.1
Capital in excess of par value	953.0	748.0
Retained earnings	4,187.9	3,541.1
Treasury stock, at cost (2004 - 855,668 shares; 2003 - 951,586 shares)	(14.5)	(9.5)
Employee stock ownership plan – unearned compensation	–	(23.6)
Accumulated other comprehensive income (loss)	71.9	(106.9)

Shareholders’ equity	5,206.3	4,261.3

Total liabilities and shareholders’ equity	$15,090.8	$13,127.3

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statement of Cash Flows

		September 30,
(In millions)	2004	2003	2002
Operating Activities
Net income	$817.5	$682.9	$600.5

Adjustments to reconcile net income to cash provided by operating activities Depreciation	594.4	537.8	499.4
Amortization of intangibles	22.2	20.2	17.4
Equity in earnings of partially-owned affiliates, net of dividends received	(8.3)	(15.9)	(17.1)
Deferred income taxes	100.4	122.7	(7.4)
Minority interests in net earnings of subsidiaries	78.9	46.8	57.9
Gain on sale of long-term investment	–	(16.6)	–
Pension contributions in excess of expense	–	(231.7)	–
Japanese pension settlement gain	(84.4)	–	–
Other	(23.2)	(0.5)	16.0
Changes in working capital, excluding acquisition of businesses Receivables	(422.4)	(31.2)	(272.6)
Inventories	(8.5)	(7.6)	10.5
Other current assets	24.1	(78.8)	24.6
Accounts payable and accrued liabilities	386.6	(72.5)	71.3
Accrued income taxes	13.7	(128.1)	34.4
Billings in excess of costs and earnings on uncompleted contracts	(3.0)	(12.3)	24.2

Cash provided by operating activities	1,488.0	815.2	1,059.1

Investing Activities
Capital expenditures	(862.2)	(664.4)	(496.2)
Sale of property, plant and equipment	50.9	52.2	54.1
Acquisition of businesses, net of cash acquired	(419.6)	(384.7)	(644.7)
Recoverable customer engineering expenditures	(55.0)	(46.0)	–
Proceeds from sale of long-term investment	–	38.2	–
Changes in long-term investments	(24.2)	(8.4)	5.2

Cash used by investing activities	(1,310.1)	(1,013.1)	(1,081.6)

Financing Activities
Increase (decrease) in short-term debt – net	659.9	53.0	(304.9)
Increase in long-term debt	213.7	510.9	638.8
Repayment of long-term debt	(869.9)	(376.9)	(249.0)
Payment of cash dividends	(170.7)	(136.3)	(125.3)
Other	16.9	12.0	(41.7)

Cash (used) provided by financing activities	(150.1)	62.7	(82.1)

Effect of exchange rate changes on cash and cash equivalents	5.6	9.3	(8.0)

Increase (decrease) in cash and cash equivalents	$33.4	$(125.9)	$(112.6)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statement of Shareholders’ Equity

			Employee Stock					Accumulated
			Ownership Plan -		Capital in		Treasury	Other
		Preferred	Unearned	Common	Excess of	Retained	Stock,	Comprehensive
(In millions, except per share data)	Total	Stock	Compensation	Stock	Par Value	Earnings	at Cost	Income (Loss)

AT SEPTEMBER 30, 2001	$2,985.4	$123.2	$(63.3)	$14.8	$646.1	$2,517.9	$(25.6)	$(227.7)
Comprehensive income:
Net income	600.5	—	—	—	—	600.5	—	—
Foreign currency translation adjustments	(1.6)	—	—	—	—	—	—	(1.6)
Unrealized gains/losses on marketable securities	11.1	—	—	—	—	—	—	11.1
Realized and unrealized gains/losses on derivatives	(10.9)	—	—	—	—	—	—	(10.9)
Minimum pension liability adjustment	(17.3)	—	—	—	—	—	—	(17.3)

Other comprehensive loss	(18.7)

Comprehensive income	581.8
Reduction of guaranteed ESOP debt	18.7	—	18.7	—	—	—	—	—
Cash dividends
Series D preferred ($3.97 per one ten-thousandth of a share), net of $0.9 million tax benefit	(7.7)	—	—	—	—	(7.7)	—	—
Common ($0.66 per share)	(116.7)	—	—	—	—	(116.7)	—	—
Other, including options exercised	38.2	(19.4)	—	0.1	43.9	—	13.6	—

AT SEPTEMBER 30, 2002	3,499.7	103.8	(44.6)	14.9	690.0	2,994.0	(12.0)	(246.4)
Comprehensive income:
Net income	682.9	—	—	—	—	682.9	—	—
Foreign currency translation adjustments	203.5	—	—	—	—	—	—	203.5
Realized gains on marketable securities	(11.1)	—	—	—	—	—	—	(11.1)
Realized and unrealized gains/losses on derivatives	10.5	—	—	—	—	—	—	10.5
Minimum pension liability adjustment	(63.4)	—	—	—	—	—	—	(63.4)

Other comprehensive income	139.5

Comprehensive income	822.4
Reduction of guaranteed ESOP debt	21.0	—	21.0	—	—	—	—	—
Cash dividends
Series D preferred ($3.97 per one ten-thousandth of a share), net of $0.5 million tax benefit	(7.2)	—	—	—	—	(7.2)	—	—
Common ($0.72 per share)	(128.6)	—	—	—	—	(128.6)	—	—
Other, including options exercised	54.0	(6.7)	—	0.2	58.0	—	2.5	—

AT SEPTEMBER 30, 2003	4,261.3	97.1	(23.6)	15.1	748.0	3,541.1	(9.5)	(106.9)
Comprehensive income:
Net income	817.5	—	—	—	—	817.5	—	—
Foreign currency translation adjustments	171.2	—	—	—	—	—	—	171.2
Realized and unrealized gains/losses on derivatives	11.3	—	—	—	—	—	—	11.3
Minimum pension liability adjustment	(3.7)	—	—	—	—	—	—	(3.7)

Other comprehensive income	178.8

Comprehensive income	996.3
Reduction of guaranteed ESOP debt	23.6	—	23.6	—	—	—	—	—
Cash dividends
Series D preferred ($0.99 per one ten-thousandth of a share), net of tax benefit	(1.8)	—	—	—	—	(1.8)	—	—
Common ($0.90 per share)	(168.9)	—	—	—	—	(168.9)	—	—
Par value reduction	—	—	—	(7.5)	7.5	—	—	—
Conversion of preferred stock to common stock	—	(96.0)	—	0.3	95.7	—	—	—
Other, including options exercised	95.8	(1.1)	—	0.1	101.8	—	(5.0)	—

AT SEPTEMBER 30, 2004	$5,206.3	$—	$—	$8.0	$953.0	$4,187.9	$(14.5)	$71.9

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Johnson Controls, Inc. and its domestic and foreign subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany transactions have been eliminated. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20 percent. Gains and losses from the translation of substantially all foreign currency financial statements are recorded in the accumulated other comprehensive income (loss) account within shareholders’ equity.
USE OF ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.
REVENUE RECOGNITION
The Company recognizes revenue from long-term systems installation contracts of the Controls Group over the contractual period under the percentage-of-completion method of accounting (see “Long-Term Contracts”). In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.
LONG-TERM CONTRACTS
Under the percentage-of-completion method of accounting used for long-term contracts, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The amount of accounts receivable due after one year is not significant.
INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. Cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred. Customer reimbursements are recorded as an increase in Cash and a reduction of Selling, general, & administrative expense when reimbursement from the customer is received. Costs for molds, dies, and other tools used to make products that will be sold under long-term supply arrangements are capitalized within Property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for evidence of impairment. At September 30, 2004 and 2003, approximately $178 million and $144 million of costs for molds, dies and other tools were capitalized, respectively, within Property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2004 and 2003, the Company recorded within Other current assets approximately $231 million and $255 million of costs for molds, dies and other tools, respectively, for which customer reimbursement is assured.

PROPERTY, PLANT AND EQUIPMENT
The Company uses the straight-line method of depreciation for financial reporting purposes and accelerated methods for income tax purposes. The general range of useful lives for financial reporting is 10 to 50 years for buildings and improvements and three to 20 years for machinery and equipment.
GOODWILL AND OTHER INTANGIBLE ASSETS
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective October 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are not amortized; however, both must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired.
DERIVATIVE FINANCIAL INSTRUMENTS
The Company has written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates and interest rates.
The fair values of all derivatives are recorded in the Consolidated Statement of Financial Position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (OCI), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction.
The Company hedges 70 to 90 percent of its known foreign exchange transactional exposures. The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Miscellaneous – net in the Consolidated Statement of Income and are recognized in the same period as gains and losses on the hedged items.
Cash Flow Hedges The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily using foreign currency exchange contracts. These instruments are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 and are recorded in the Consolidated Statement of Financial Position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated OCI and are subsequently reclassified into earnings when the hedged transactions, typically sales and costs related to sales, occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The Company also selectively uses interest rate swaps to modify its exposure to interest rate movements. These swaps also qualify as cash flow hedges, with changes in fair value recorded as a component of accumulated OCI. Interest expense is recorded in earnings at the fixed rate set forth in the swap agreement. At September 30, 2003, the Company had one interest rate swap outstanding designated as a cash flow hedge related to the Company’s $250 million variable rate note associated with an October 2001 acquisition (see Note 11). There were no interest rate swaps outstanding designated as cash flow hedges at September 30, 2004.
For the years ended September 30, 2004 and 2003, the net amounts recognized in earnings due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not material. The amount reported as realized and unrealized gains/losses on derivatives in the accumulated OCI account within shareholders’ equity represents the net gain/loss on derivatives designated as cash flow hedges.
Fair Value Hedges The Company had two interest rate swaps outstanding at September 30, 2004 designated as a hedge of the fair value of a portion of fixed-rate bonds (see Note 11). Both the swap and the hedged portion of the debt are recorded in the Consolidated Statement of Financial Position. The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no net impact on earnings.
Net Investment Hedges The Company has cross-currency interest rate swaps and foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in foreign operations. The currency effects of the debt obligations are reflected in the accumulated OCI account where they offset translation gains and losses recorded on the Company’s net investments in Europe and Japan. The cross-currency interest rate swaps are recorded in the Consolidated Statement of Financial Position at fair value, with changes in value attributable to changes in foreign exchange rates recorded in the foreign currency translation adjustments component of accumulated OCI. Net interest payments or receipts from the interest rate swaps are recorded as adjustments to interest expense in earnings on a current basis. Net losses of approximately $86 million and $70 million associated with hedges of net investments in foreign operations were recorded in the accumulated OCI account for the periods ended September 30, 2004 and 2003, respectively.
STOCK-BASED COMPENSATION
The Company adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123,” effective October 1, 2002. In accordance with SFAS No. 148, the Company has adopted the fair value recognition provisions on a prospective basis. Compensation expense is recognized over the three-year vesting period of stock options granted.
EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income, after deducting dividend requirements on the Series D Convertible Preferred Stock, by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income, after deducting the after-tax compensation expense that would arise from the assumed conversion of the Series D Convertible Preferred Stock, by diluted weighted average shares outstanding. Diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of common stock equivalents which would arise from the exercise of stock options. Effective December 31, 2003, the Company’s Board of Directors authorized the redemption of all the outstanding Series D Convertible Preferred Stock (see Note 12).
CASH FLOW
For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.
FOREIGN CURRENCY TRANSLATION
Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period.
COMPREHENSIVE INCOME
Comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity or accumulated other comprehensive income (loss), were as follows (net of tax):

	September 30,
In millions	2004	2003

Foreign currency translation adjustments	$158.6	$(12.6)
Realized and unrealized gains/losses on derivatives	8.9	(2.4)
Minimum pension liability adjustments	(95.6)	(91.9)

Accumulated other comprehensive income (loss)	$71.9	$(106.9)

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act if there is insufficient data, time or guidance available to ensure appropriate accounting. The Company is a sponsor of postretirement health care plans that provide prescription drug benefits. In accordance with the one-time election under FAS 106-1, the Company elected to defer accounting for the Act. In May 2004, the FASB issued FSP No. FAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP was effective for the Company beginning with its fourth quarter ended September 30, 2004. The effect of the Act on the Company’s financial statements was not significant.
In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106.” SFAS No. 132 retains the disclosures required by the original Statement No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosure requirements were added in response to concerns expressed by users of financial statements. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows. See Note 14 for the related pension and postretirement benefit disclosures.
RECLASSIFICATION
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
1.    ACQUISITIONS
The Company acquired 100% ownership of its battery joint venture with Grupo IMSA, S.A. de C.V. (Latin American JV) in fiscal year 2004. The purchase price for the remaining 51% interest in the joint venture was approximately $525 million, including the assumption of debt. The acquisition was funded initially with short-term debt. Management believes the acquisition is in line with the Company’s growth strategies and provides new opportunities to strengthen the Company’s global leadership position in the automotive battery industry.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Latin American JV acquisition, which was effective on August 1, 2004.

In millions

Current assets, net of cash acquired	$163.9
Property, plant and equipment	218.8
Goodwill	458.0
Other intangible assets	37.0
Other noncurrent assets	4.0

Total assets	881.7

Current liabilities	167.7
Long-term liabilities	214.0

Total liabilities	381.7

Less historical investment balance in partially-owned affiliate	117.0

Net assets acquired	$383.0

The operating results of the Latin American JV have been included in the Company’s consolidated financial statements from the date of acquisition. For periods prior to the acquisition, the Company’s investment was accounted for by the equity method. Pro forma information reflecting this acquisition has not been disclosed as the impact on consolidated net income is not material.

Goodwill of $458 million, none of which is tax deductible, has been assigned to the Battery Group related to the Latin American JV acquisition. Approximately $12 million of customer relationships subject to amortization were recorded with a weighted average useful life of approximately 39 years. In addition, $25 million was assigned to trademarks with an indefinite useful life. The purchase price allocation may be subsequently adjusted to reflect final appraisals and other valuation studies.
In fiscal 2003, the Company made acquisitions for a combined purchase price of approximately $525 million, including the assumption of debt. Short-term borrowings were used to finance the acquisitions and were partially refinanced through the issuance of senior notes in September 2003. The most significant of these acquisitions were as follows:
•	On October 31, 2002, the Company acquired VARTA AG’s Automotive Battery Division, a major European automotive battery manufacturer headquartered in Germany. The Varta Automotive Battery Division (Varta) consists of VARTA Automotive GmbH and the 80 percent majority ownership in VB Autobatterie GmbH. Management believes the acquisition gives the Company a leading market position in Europe.

•	Effective July 23, 2003, the Company completed the acquisition of Borg Instruments AG (Borg), an automotive electronics company with headquarters in Germany. Management believes the Borg acquisition strengthens the Company’s interiors electronics capabilities and technological presence in Europe.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the dates of acquisition.

In millions

Current assets, net of cash acquired	$343.1
Property, plant and equipment	261.1
Goodwill	200.3
Other intangible assets	51.6
Other noncurrent assets	14.1

Total assets	870.2

Current liabilities	278.2
Long-term liabilities	207.3

Total liabilities	485.5

Net assets acquired	$384.7

The operating results of these acquisitions have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. Pro forma information reflecting these acquisitions has not been disclosed as the impact on consolidated net income was not material.
Goodwill of approximately $200 million, of which $22 million is expected to be deductible for tax purposes, has been assigned to Seating & Interiors — Europe ($107 million) and the Battery Group ($93 million). Approximately $43 million of intangible assets subject to amortization and with a weighted average useful life of approximately 24 years were recorded. This included approximately $1 million and $17 million, respectively, of patented and unpatented technology with a weighted average useful life of approximately 14 years, and $25 million of customer relationships with a weighted average useful life of approximately 31 years. In addition, $9 million was assigned to trademarks with an indefinite useful life.
Restructuring reserves related to the Varta acquisition of approximately $18 million were recorded at September 30, 2003. The majority of the reserves were established for employee severance costs related to workforce reductions of approximately 235 employees. As of September 30, 2004, the Varta restructuring activities were substantially complete. The Company made the final payment of $36.6 million related to the Varta acquisition in fiscal 2004.

In fiscal 2002, the Company acquired several new businesses and purchased the remaining interests in certain businesses in which the Company previously held a majority ownership. These acquisitions had an initial combined purchase price of approximately $645 million. The more significant of these acquisitions were as follows:
•	Effective October 1, 2001, the Company completed the acquisition of the automotive electronics business of France-based Sagem SA (Sagem). The Sagem acquisition augments the Company’s capabilities in vehicle electronics.

•	Effective October 1, 2001, the Company completed the acquisition of the German automotive battery manufacturer Hoppecke Automotive GmbH & Co. KG (Hoppecke).

•	In April 2002, the Company acquired the remaining 45 percent interest in Yokogawa Johnson Controls Corporation, a controls systems and services business in Japan. This acquisition supports the Company’s strategy to expand the Controls Group business globally.
The operating results of each of the acquisitions have been included in the Company’s Consolidated Financial Statements since the dates of acquisitions. Pro forma information to reflect these acquisitions has not been disclosed as the impact on consolidated net income was not material.
2.  INVENTORIES

	September 30,
In millions	2004	2003

Raw materials and supplies	$485.2	$435.5
Work-in-process	137.0	105.8
Finished goods	330.2	310.9

FIFO inventories	952.4	852.2
LIFO reserve	(27.8)	(26.3)

Inventories	$924.6	$825.9

Inventories valued by the LIFO method of accounting were approximately 31 percent of total inventories at September 30, 2004 and 2003.
3.  PROPERTY, PLANT AND EQUIPMENT

	September 30,
In millions	2004	2003

Buildings and improvements	$1,713.1	$1,605.0
Machinery and equipment	4,967.1	4,203.9
Construction in progress	392.3	336.2
Land	253.6	238.2

Total property, plant and equipment	7,326.1	6,383.3
Less accumulated depreciation	(3,796.7)	(3,419.9)

Property, plant and equipment — net	$3,529.4	$2,963.4

Interest costs capitalized during 2004, 2003 and 2002 were $16.0 million, $8.4 million and $10.0 million, respectively.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended September 30, 2003 and 2004 were as follows:

		Seating
		and	Seating	Seating
	Controls	Interiors -	and	and
		North	Interiors -	Interiors -	Battery
(in millions)	Group	America	Europe	Asia	Group	Total
Balance as of September 30, 2002	$414.1	$1,183.4	$832.6	$197.5	$127.0	$2,754.6
Goodwill from business acquisitions	—	—	107.1	—	93.2	200.3
Currency translation	23.7	1.2	141.6	12.9	30.6	210.0
Other	(2.7)	4.0	(4.3)	2.5	(1.7)	(2.2)

Balance as of September 30, 2003	435.1	1,188.6	1,077.0	212.9	249.1	3,162.7
Goodwill from business acquisitions	—	—	—	—	458.0	458.0
Currency translation	31.3	0.6	81.5	2.4	10.4	126.2
Other	(1.7)	—	10.6	(30.0)	27.7	6.6

Balance as of September 30, 2004	$464.7	$1,189.2	$1,169.1	$185.3	$745.2	$3,753.5

See Note 1 for discussion of goodwill from business acquisitions during fiscal 2004 and 2003.
The Company’s other intangible assets, primarily from acquisitions, are valued based on independent appraisals and consisted of:

	September 30, 2004			September 30, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets Patented technology	$223.7	$(86.1)	$137.6	$215.1	$(71.5)	$143.6
Unpatented technology	86.9	(13.3)	73.6	81.5	(7.4)	74.1
Customer relationships	95.9	(6.4)	89.5	78.4	(3.3)	75.1
Miscellaneous	10.8	(7.6)	3.2	10.7	(6.3)	4.4

Total amortized intangible assets	417.3	(113.4)	303.9	385.7	(88.5)	297.2
Unamortized intangible assets Trademarks	37.1	—	37.1	10.9	—	10.9
Pension asset	6.0	—	6.0	8.8	—	8.8

Total unamortized intangible assets	43.1	—	43.1	19.7	—	19.7

Total intangible assets	$460.4	$(113.4)	$347.0	$405.4	$(88.5)	$316.9

Amortization of other intangible assets was approximately $22 million and $20 million for the years ended September 30, 2004 and 2003, respectively. Excluding the impact of any future acquisitions, the Company anticipates that annual amortization of other intangible assets will approximate $24 million for each of the next five years.
5.  SALE OF LONG-TERM INVESTMENT
In fiscal 2003, the Company recorded a pre-tax gain of approximately $17 million related to the conversion and subsequent sale of its investment in shares of Donnelly Corporation, which merged with Magna International effective October 1, 2002. Prior to the sale, the investment was reported as an available-for-sale security in the Consolidated Statement of Financial Position at fair value. Changes in the fair market value were recorded in the other comprehensive income component of shareholders’ equity. As a result of the merger, the Company’s shares in Donnelly Corporation were converted into shares of Magna International and the unrealized gain on the investment was recognized in the Consolidated Statement of Income. The Company sold the shares in Magna International in the first quarter of fiscal 2003 and received proceeds of approximately $38 million.
6.   GUARANTEES
At September 30, 2004 and 2003, the Company had guaranteed certain financial liabilities, the majority of which relate to debt and lease obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt or lease, which ranges from one to two years. Payment by the Company would be required upon default by the unconsolidated affiliate. The maximum amount of future payments which the Company could have been required to make under these guarantees at September 30, 2004 and 2003 was $1 million and $5 million, respectively.
The Company has guaranteed the residual value related to the Company aircraft accounted for as synthetic leases. The guarantees extend through the maturity of each respective underlying lease in September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values, not to exceed $53 million and $60 million in aggregate at September 30, 2004 and 2003, respectively. The Company has recorded a liability of approximately $6 million and $7 million within Other noncurrent liabilities and a corresponding offset within Other noncurrent assets in the Consolidated Statement of Financial Position relating to the Company’s obligation under the guarantees at September 30, 2004 and 2003, respectively. These amounts are being amortized over the life of the guarantees.
7.   PRODUCT WARRANTIES
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
The changes in the carrying amount of the Company’s total product warranty liability for the years ended September 30, 2004 and 2003 were as follows:

	September 30,
(in millions)	2004	2003*

Beginning balance	$79.8	$74.5
Accruals for warranties issued during the period	51.3	58.1
Accruals from business acquisition	4.2	11.5
Accruals related to pre-existing warranties (including changes in estimates)	(22.9)	(15.7)
Settlements made (in cash or in kind) during the period	(45.0)	(51.2)
Currency translation	2.4	2.6

Ending balance	$69.8	$79.8

*Adjusted to conform to current account classifications.
8.   LEASES
Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $92 million and $88 million at September 30, 2004 and 2003, respectively.
Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense was $250 million in 2004, $214 million in 2003 and $197 million in 2002.
Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2004 were as follows:

	Capital	Operating
(in millions)	Leases	Leases

2005	$18.1	$167.9
2006	12.0	199.0
2007	9.3	90.5
2008	9.1	58.6
2009	33.4	47.8
After 2009	37.2	106.4

Total minimum lease payments	119.1	$670.2

Interest	30.1

Present value of net minimum lease payments	$89.0

9.  SHORT-TERM DEBT AND CREDIT AGREEMENTS

	September 30,
(in millions)	2004	2003

Commercial paper	$267.0	$63.8
Bank borrowings	546.3	86.7

Short-term debt	$813.3	$150.5

Weighted average interest rate on short-term debt outstanding	2.36%	2.64%

The Company had committed lines of credit available for support of outstanding commercial paper that averaged $1.25 billion during the year and were $1.25 billion at September 30, 2004. In addition, the Company had uncommitted lines of credit from banks totaling $1.41 billion at September 30, 2004, of which $780 million remained unused. The lines of credit are subject to the usual terms and conditions applied by banks.
In October 2004, the Company renewed its existing 364-day $625 million revolving credit facilities for an additional year. The Company also has a five-year $625 million revolving credit facility which expires in October 2008. There were no draws on either of the committed credit lines through September 30, 2004.
In October and November of 2004, the Company borrowed a total of $500 million of variable rate bank loans. The three loans mature within one year. Loan proceeds were primarily used to refinance the Company’s commercial paper borrowings attributable to the acquisition of the Latin American JV.

10.  LONG-TERM DEBT

In millions September 30,	2004	2003

Unsecured notes
Floating rate note due in 2004	$—	$250.0
Floating rate note due in 2005	200.0	200.0
4.875% due in 2013	298.5	298.5
5% due in 2007 ($350 million par value)	361.4	368.2
6.3% due in 2008 ($175 million par value)	175.6	175.0
7.7% due in 2015	124.8	124.8
7.125% due in 2017	149.1	149.1
8.2% due in 2024	—	125.0
6.95% due in 2046	125.0	125.0
Unsecured Loan
Floating rate loan due in 2009	50.0	—
Industrial revenue bonds due through 2005, net of unamortized discount of $0.1 million in 2004 and 2003, respectively	9.7	31.2
Guaranteed ESOP debt due in increasing annual installments through 2004 at an average interest rate of 6.99% (tied in part to LIBOR)	—	23.6
Capital lease obligations	89.0	93.1
Foreign-denominated debt:
euro	142.2	99.0
yen	92.1	93.8
Other	40.0	48.1

Gross long-term debt	1,857.4	2,204.4
Less current portion	226.8	427.8

Net long-term debt	$1,630.6	$1,776.6

Due dates are by fiscal year.
At September 30, 2004, the Company’s euro-denominated long-term debt was comprised of $138 million of fixed rate debt and $4 million of variable rate debt. The weighted average interest rate of the fixed and variable portions was 9.52 percent and 2.44 percent, respectively.
The Company had yen-denominated long-term debt totaling $92 million at September 30, 2004. Fixed rate yen debt was equivalent to $60 million with a weighted average interest rate of 1.71 percent at September 30, 2004. Variable rate debt was equivalent to $32 million with a weighted average interest rate of 0.35 percent at September 30, 2004.
In June 2004, the Company redeemed in full $125 million of outstanding principal of its 8.2% bonds due in 2024, plus accrued interest. The redemption was funded with short-term borrowings. The call premium and the expense associated with the remaining portion of unamortized debt issuance costs resulted in a pre-tax charge of approximately $6 million.
The Company’s employee stock ownership plan (ESOP) was financed with debt issued by the ESOP (see Note 12). The ESOP debt is repaid in full in December 2003. The dividends on the Series D Preferred Stock held by the ESOP plus Company contributions to the ESOP were used by the ESOP to service the debt. Therefore, interest incurred on the ESOP debt of $1 million in 2004, $2 million in 2003 and $4 million in 2002 has not been reflected as interest expense in the Company’s Consolidated Statement of Income.
The installments of long-term debt maturing in subsequent years are: 2005 — $227 million, 2006 - $98 million, 2007 — $435 million, 2008 — $246 million, 2009 – $112 million, 2010 and beyond — $739 million. The indentures for the unsecured notes, the unsecured loan and the foreign-denominated debt include various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt was $137 million in 2004, $118 million in 2003 and $127 million in 2002. The Company uses financial instruments to manage its interest rate exposure (see Note 11). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.
11.  FINANCIAL INSTRUMENTS
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $1,892 million and $2,324 million at September 30, 2004 and 2003, respectively, was determined using market interest rates and discounted future cash flows.
The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency and interest rates. The use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for trading purposes is strictly prohibited. See the Summary of significant accounting policies for additional information regarding the Company’s objectives for holding certain derivative instruments, its strategies for achieving those objectives, and its risk management and accounting policies applicable to these instruments.
The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in currency exchange rates. The Company primarily uses foreign currency exchange contracts to hedge certain of its foreign currency exposure.
The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates (cash flow or fair value hedges). In May 2002, the Company entered into a four-and-a-half-year interest rate swap to hedge a portion of the Company’s 5% notes maturing in November 2006. Under the swap, the Company receives interest based on a fixed U.S. dollar rate of 5% and pays interest based on a floating three-month U.S. dollar LIBOR rate plus 14.75 basis points. Terms of the four-and-a-half-year swap were modified since inception of the swap resulting in a decrease of notional amount of $100 million from the original $250 million. In October 2003, the Company entered into a four-year and three-month interest rate swap to hedge the Company’s 6.3% notes maturing in February 2008. Under the swap, the Company receives interest based on a fixed U.S. dollar rate of 6.3% and pays interest based on a floating three-month U.S. dollar LIBOR rate plus 283.5 basis points.
The Company also selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest based on variable yen and euro rates on the outstanding notional principal amounts in dollars, yen and euro, respectively.
In addition, the Company selectively uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the equity swaps move in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. In March 2004, the Company entered into an equity swap agreement (Swap Agreement). In connection with the Swap Agreement, a third party may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $135 million in aggregate market value at any given time. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with the third party’s consent. The Swap Agreement’s impact on the Company’s earnings for the year ended September 30, 2004 was not material.
The Company’s derivative instruments are recorded at fair value in the Consolidated Statement of Financial Position as follows:

September 30, (in millions)	2004		2003
	Notional	Fair Value	Notional	Fair Value
(U.S. dollar equivalents)	Amount	Asset (Liability)	Amount	Asset (Liability)

Other noncurrent assets Interest rate swaps	$325	$9	$150	$14
Other current liabilities Foreign currency exchange contracts	1,219	1	1,681	1
Other noncurrent liabilities Interest rate swaps	—	—	250	(4)
Cross-currency interest rate swaps	816	(24)	734	(106)
It is important to note that the Company’s derivative instruments are hedges protecting against underlying changes in foreign currency and interest rates. Accordingly, the implied gains/losses associated with the fair values of foreign currency exchange contracts and cross-currency interest rate swaps would be offset by gains/losses on underlying payables, receivables and net investments in foreign subsidiaries. Similarly, implied gains/losses associated with interest rate swaps offset changes in interest rates and the fair value of long-term debt.
The fair values of interest rate and cross-currency interest rate swaps were determined using dealer quotes and market interest rates. The fair values of foreign currency exchange contracts were determined using market exchange rates.
12.   SHAREHOLDERS’ EQUITY
The Company originally issued 341.7969 shares of its 7.75 percent Series D Convertible Preferred Stock to its ESOP. The preferred stock was issued in fractional amounts representing one ten-thousandth of a share each or 3.4 million preferred stock units in total. Each preferred stock unit has a liquidation value of $51.20. The ESOP financed its purchase of the preferred stock units by issuing debt. An amount representing unearned employee compensation, equivalent in value to the unpaid balance of the ESOP debt, was recorded as a deduction from shareholders’ equity. The net increase in shareholders’ equity at September 30, 2003 resulting from the above transactions was $74 million.
Preferred stock units are allocated to participating employees over the term of the ESOP debt based on the annual ESOP debt service payments and are held in trust for the employees until their retirement, death or vested termination. Each allocated unit could be converted into four shares of common stock (on a post-split basis, see Note 19) or redeemed for $51.20 in cash, at the election of the employee or beneficiary, upon retirement, death or vested termination.
Dividends on the preferred stock are deductible for income tax purposes and entered into the determination of earnings available for common shareholders, net of their tax benefit.
Effective December 31, 2003, the Company’s Board of Directors authorized the redemption of all the outstanding Series D Convertible Preferred Stock, held in the ESOP, and the ESOP trustee converted the preferred stock into common shares in accordance with the terms of the preferred stock certificate. The conversion resulted in the issuance of approximately 7.5 million common shares (on a post-split basis, see Note 19) and was accounted for through a transfer from preferred stock to common stock and capital in excess of par value. The conversion of $96 million of preferred shares held by the ESOP has been reflected within Shareholders’ Equity in the Consolidated Statement of Financial Position. The conversion of these shares resulted in their inclusion in the basic weighted average common shares outstanding amount used to compute basic earnings per share (EPS). The conversion of preferred shares has always been assumed in the determination of diluted EPS. The Company’s ESOP was financed with debt issued by the ESOP, and the final ESOP debt payment was paid by the Company in December 2003.

Options to purchase common stock of the Company, at prices equal to or higher than market values on dates of grant, are granted to key employees under stock option plans. Stock appreciation rights (SARs) may be granted in conjunction with the stock option grants under one plan. Options or SARs are exercisable between two and ten years after date of grant for current employees. Shares available for future grant under stock option plans were 9.5 million at September 30, 2004.
Following is a summary of activity in the stock option plans for the three-year period ended September 30, 2004:

	Weighted	Shares
	Average	Subject to
	Option Price	Option	SARs

Outstanding,
September 30, 2001	$25.36	9,708,428	1,847,570
Granted	40.12	2,768,280	328,500
Exercised	21.04	(1,593,934)	(684,180)
Cancelled	31.89	(332,900)	(41,600)

Outstanding,
September 30, 2002	$29.68	10,549,874	1,450,290
Granted	40.32	2,735,582	268,100
Exercised	25.38	(2,600,164)	(352,392)
Cancelled	31.84	(365,884)	(292,488)

Outstanding,
September 30, 2003	$33.51	10,319,408	1,073,510
Granted	52.55	2,523,335	268,992
Exercised	28.31	(2,175,428)	(286,115)
Cancelled	41.02	(287,406)	(81,710)

Outstanding, September 30, 2004	$39.02	10,379,909	974,677

Options outstanding at September 30, 2004:

		Weighted	Weighted
		Average	Average
	Outstanding at	Remaining	Exercise
	September 30,	Contractual	Price
Range of Exercise Prices	2004	Life (years)	per Share

$12.00 - $23.99	421,374	2.3	$19.42
$24.00 - $35.99	2,936,309	5.2	$28.72
$36.00 - $47.99	4,586,798	7.6	$40.22
$48.00 - $59.99	2,435,428	9.1	$52.55

Options exercisable:

		Weighted
	Exercisable	Average Exercise
Range of Exercise Prices	Shares	Price per Share

At September 30, 2004 $12.00 - $23.99	421,374	$19.42
$24.00 - $35.99	2,936,309	$28.72
$36.00 - $47.99	1,236,948	$40.12
$48.00 - $59.99	18,190	$52.55

	4,612,821	$31.02
At September 30, 2003	3,805,118	$26.12

At September 30, 2002	4,182,984	$24.00

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123.” In accordance with SFAS No. 148, the Company has adopted the fair value recognition provisions on a prospective basis and, accordingly, the expense recognized in fiscal 2004 represents a pro rata portion of the 2004 and 2003 grants which are earned over a three-year vesting period.
The fair values of each option and the assumptions used to estimate these values using the Black-Scholes option pricing model were as follows:

Grants Issued in Year ended September 30,	2004	2003	2002

Expected life of option (years)	5	6	6
Risk-free interest rate	3.00%	3.13%	3.97%
Expected volatility of the Company’s stock	23.00%	26.95%	22.89%
Expected dividend yield on the Company’s stock	1.75%	1.82%	1.84%
Fair value of each option	$11	$11	$10

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each fiscal year:

In millions, except per share data
Year ended September 30,	2004	2003	2002

Net income, as reported	$817.5	$682.9	$600.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	17.6	5.5	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21.9)	(15.0)	(12.3)

Pro forma net income	$813.2	$673.4	$588.2

Earnings per share:
Basic — as reported	$4.35	$3.78	$3.35
Basic — pro forma	$4.33	$3.73	$3.29

Diluted — as reported	$4.24	$3.60	$3.18
Diluted — pro forma	$4.22	$3.55	$3.11

In 2002, the Company adopted a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the plan are subject to certain vesting requirements. There were 131,000 restricted shares or restricted share units awarded in 2004 with an average fair market value of $57.80 per share. In 2002, there were 316,000 restricted shares or restricted share units awarded with an average fair market value of $40.50 per share. There were no shares issued in 2003. Compensation expense related to restricted stock awards is based upon market prices at dates of award and is charged to earnings over the vesting period. Compensation expense related to the restricted stock plan was $6 million, $3 million and $2 million in 2004, 2003 and 2002, respectively.
Approximately $94 million of consolidated retained earnings at September 30, 2004 represents undistributed earnings of the Company’s partially-owned affiliates accounted for by the equity method.

13.   EARNINGS PER SHARE
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the years ended September 30, 2004, 2003 and 2002:

	Year Ended September 30,
(in millions)	2004	2003	2002

Income Available to Common Shareholders
Net income, as reported	$817.5	$682.9	$600.5
Preferred stock dividends, net of tax benefit	(1.8)	(7.2)	(7.7)

Basic income available to common shareholders	$815.7	$675.7	$592.8

Net income	$817.5	$682.9	$600.5
Effect of dilutive securities:
Compensation expense, net of tax, arising from assumed conversion of preferred stock	(0.1)	(2.1)	(2.8)

Diluted income available to common shareholders	$817.4	$680.8	$597.7

Weighted Average Shares Outstanding

Basic weighted average shares outstanding	187.7	178.7	176.7

Effect of dilutive securities:
Stock options	3.0	2.8	3.3
Convertible preferred stock	1.9	7.6	8.2

Diluted weighted average shares outstanding	192.6	189.1	188.2

14.  RETIREMENT PLANS
Pension Measurement Date
The Company and its subsidiaries sponsor many U.S. and non-U.S. defined benefit plans and primarily U.S. postretirement health and other benefit plans. In 2003, the Company changed the measurement date for the U.S. defined benefit pension and postretirement health and other benefit plans from June 30 to July 31 to more closely align the measurement date of these plans with the measurement date of the Company’s non-U.S. defined benefit plans and with the Company’s fiscal year-end financial reporting date. The cumulative and fiscal year 2003 impact of this change was not material to the Company’s financial position, results of operations or cash flows.
Pension Benefits
The Company has noncontributory defined benefit pension plans covering most U.S. and certain non-U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974. Funding for non-US plans observes the local legal and regulatory limits. Also, the Company makes contributions to union-trusteed pension funds for construction and service personnel.
The Company’s investment policies employ an approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed-income investments. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.
The Company’s actual asset allocations are in line with target allocations. The Company rebalances asset allocations monthly, or as appropriate, in order to stay within a range of allocation for each asset category.
The Company’s pension plan asset allocations by asset category at the respective measurement dates are shown below.

	2004	2003

Equity securities:
U.S. plans	62.5%	66.0%
Non-U.S. plans	49.0%	37.0%
Debt securities:
U.S. plans	37.4%	32.3%
Non-U.S. plans	45.0%	57.0%
Real estate:
U.S. plans	—	—
Non-U.S. plans	5.0%	5.0%
Cash/liquidity:
U.S. plans	0.1%	1.7%
Non-U.S. plans	1.0%	1.0%
The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital markets in which the plans invest. The average market returns are adjusted, where appropriate, for active asset management returns. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.
At the measurement dates of July 31, 2003 for U.S. plans and September 30, 2003 for non-U.S. plans, plan assets included approximately 943,000 shares of Johnson Controls, Inc. common stock with total market value of $91 million at the respective dates. No shares of Johnson Controls, Inc. common stock were directly held in the plans at the respective measurement dates in 2004.
For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $702 million, $625 million and $279 million, respectively, as of September 30, 2004 and $763 million, $710 million and $283 million, respectively, as of September 30, 2003.
The Company expects to contribute approximately $48 million in cash to its defined benefit pension plans in fiscal 2005. Projected benefit payments from the plans as of September 30, 2004 are estimated as follows:

(in millions)

2005	$70.9
2006	76.2
2007	82.8
2008	89.3
2009	95.6
2010-2014	614.3
Savings and Investment Plans
The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will match a percentage of the employee contributions up to certain limits. Excluding the ESOP, matching contributions charged to expense amounted to $32 million for the fiscal year ended 2004 and $26 million for the fiscal years ended 2003 and 2002.

The Company established an ESOP as part of its savings and investment plans. The Company’s annual contributions to the ESOP, when combined with the preferred stock dividends, were of an amount which will allow the ESOP to meet its debt service requirements. This contribution amount was $17 million in 2004, $12 million in 2003 and $14 million in 2002. No further contributions to the ESOP will be made (see Note 12). Total compensation expense recorded by the Company was $26 million in 2004, $17 million in 2003 and $12 million in 2002.
Postretirement Health and Other Benefits
The Company provides certain health care and life insurance benefits for eligible retirees and their dependents primarily in the U.S. Most non-U.S. employees are covered by government sponsored programs, and the cost to the Company is not significant. The U.S. benefits are paid as incurred. No change in the Company’s practice of funding these benefits on a pay-as-you-go basis is anticipated.
Eligibility for coverage is based on meeting certain years of service and retirement age qualifications. These benefits may be subject to deductibles, co-payment provisions and other limitations, and the Company has reserved the right to modify these benefits. Effective January 31, 1994, the Company modified certain salaried plans to place a limit on the Company’s cost of future annual retiree medical benefits at no more than 150 percent of the 1993 cost.
The September 30, 2004 accumulated postretirement benefit obligation was determined using assumed health care cost trend rates of eight percent for both pre-65 and post-65 years of age employees, decreasing one percent each year to an ultimate rate of six percent. The September 30, 2003 accumulated postretirement benefit obligation was determined using assumed health care cost trend rates of nine percent for both pre-65 and post-65 years of age employees, decreasing one percent each year to an ultimate rate of six percent. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one percentage point change in the assumed health care cost trend rate would have changed the accumulated benefit obligation by $6 million at September 30, 2004 and the sum of the service and interest costs in 2004 by $0.5 million.

The Company expects to contribute approximately $12 million in cash to its postretirement health and other benefit plans in fiscal 2005. Projected benefit payments from the plans as of September 30, 2004 are estimated as follows:

(in millions)

2005	$12.2
2006	12.4
2007	12.6
2008	12.8
2009	13.3
2010-2014	75.5
Japanese Pension Settlement Gain
During fiscal 2004, the Company recorded a pension gain related to certain of the Company’s Japanese pension plans established under Japanese Welfare Pension Insurance Law. In accordance with recent amendments to this law, the Company completed the transfer of certain pension obligations and related plan assets to the Japanese government which resulted in a non-cash settlement gain of $84.4 million, net of $1.2 million associated with the recognition of unrecognized actuarial losses, recorded within SG&A expenses in the Consolidated Statement of Income. The excess of benefit obligations over plan assets (funded status) of the Company’s non-U.S. pension plans decreased $85.6 million as a result of the transfer.

The table that follows contains the accumulated benefit obligation and reconciliations of the changes in the PBO, the changes in plan assets and the funded status.

(in millions)	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
September 30,	2004	2003	2004	2003	2004	2003

Accumulated Benefit Obligation	$1,206.9	$1,064.1	$743.8	$812.0	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$1,263.4	$1,089.5	$891.6	$725.3	$177.9	$163.3
Service cost	57.6	52.3	28.4	22.4	5.1	4.9
Interest cost	82.1	76.2	35.3	30.7	11.0	11.2
Amendments made during the year	1.1	—	(8.1)	(0.1)	0.5	1.4
Acquisitions	—	—	41.9	40.1	—	—
Settlement (1)	—	—	(198.3)	(47.4)	0.9	—
Actuarial loss (gain)	71.3	88.9	16.9	83.8	(7.4)	14.3
Benefits paid	(46.9)	(43.2)	(38.5)	(33.2)	(18.5)	(19.0)
Currency translation adjustment	—	—	57.9	70.1	0.7	1.8
Curtailment loss	(0.2)	(0.3)	—	(0.1)	—	—

Projected benefit obligation at end of year	$1,428.4	$1,263.4	$827.1	$891.6	$170.2	$177.9

Change in plan assets
Fair value of plan assets at beginning of year	$1,108.1	$840.1	$471.9	$404.6	$—	$—
Actual return on plan assets	110.1	55.2	25.5	53.0	—	—
Acquisitions	—	—	30.7	—	—	—
Settlement (1)	—	—	(98.7)	(30.4)	—	—
Employer and employee contributions	8.9	256.0	44.1	41.1	18.5	19.0
Benefits paid	(46.9)	(43.2)	(38.5)	(33.2)	(18.5)	(19.0)
Currency translation adjustment	—	—	39.6	36.8	—	—

Fair value of plan assets at end of year	$1,180.2	$1,108.1	$474.6	$471.9	$—	$—

Funded status	$(248.2)	$(155.3)	$(352.5)	$(419.7)	$(170.2)	$(177.9)
Unrecognized net transition (obligation) asset	(6.0)	(8.7)	0.3	0.4	—	—
Unrecognized net actuarial loss	405.0	350.1	121.8	118.6	6.8	14.6
Unrecognized prior service cost	8.5	9.1	(6.4)	1.0	(14.3)	(17.1)
Employer contributions paid between August 1 and September 30	0.4	0.3	—	0.7	—	—

Net accrued benefit cost recognized at end of year	$159.7	$195.5	$(236.8)	$(299.0)	$(177.7)	$(180.4)

Amounts recognized in the Statement of Financial Position consist of:
Prepaid benefit cost	$184.5	$225.6	$4.3	$2.3	$—	$—
Accrued benefit liability	(71.6)	(62.4)	(313.6)	(394.6)	(177.7)	(180.4)
Intangible asset	5.9	7.4	0.1	1.4	—	—
Accumulated other comprehensive income	40.9	24.9	72.4	91.9	—	—

Net amount recognized	$159.7	$195.5	$(236.8)	$(299.0)	$(177.7)	$(180.4)

Weighted Average Assumptions (2)
Discount rate	6.25%	6.50%	4.50%	4.00%	6.25%	6.50%
Expected return on plan assets	8.75%	8.75%	5.75%	5.25%	NA	NA
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%	NA	NA

(1) The settlement for the non-U.S. plans for the year ended September 30, 2004 includes $198.3 million projected benefit obligation and $98.7 million of plan assets related to the Japanese pension settlements of which the resultant gain of $85.6 million relates to Seating & Interiors – Asia and $14.0 million relates to the Controls Group. These gains were offset by the recognition of unrealized losses associated with the settlements of $1.2 million and $12.7 million at Seating & Interiors – Asia and the Controls Group, respectively. The unrealized losses were recorded as a component of net periodic benefit cost in fiscal 2004.
(2) Plan assets and obligations are determined based on a July 31 measurement date at September 30, 2004 and 2003 for U.S. plans and a September 30 measurement date at September 30, 2004 and 2003 for non-U.S. plans, utilizing assumptions as of those dates. Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations.
The table that follows contains the components of net periodic benefit cost.

In millions	Pension
							Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
Year ended September 30,	2004	2003	2002	2004	2003	2002	2004	2003	2002

Components of Net Periodic Benefit Cost
Service cost	$57.6	$52.3	$46.4	$28.4	$22.4	$23.9	$5.1	$4.9	$4.1
Interest cost	82.1	76.2	70.2	35.3	30.7	28.4	11.0	11.2	10.6
Employee contributions	—	—	—	(4.6)	(3.1)	(2.9)	—	—	—
Expected return on plan assets	(104.4)	(94.5)	(100.2)	(26.1)	(20.0)	(21.6)	—	—	—
Amortization of transitional (obligation) asset	(2.7)	(2.5)	(2.7)	0.1	0.1	(0.1)	—	—	—
Amortization of net actuarial loss	10.3	0.8	0.4	5.6	4.9	1.5	1.1	0.1	0.1
Amortization of prior service cost	1.3	1.8	1.8	(0.2)	0.1	0.2	(2.4)	(2.4)	(2.5)
Curtailment loss (gain)	0.5	(0.3)	(0.8)	—	(0.1)	—	1.0	—	(5.0)
Recognition of unrealized loss associated with transfer of Japanese pension obligation	—	—	—	13.9	—	—	—	—	—

Net periodic benefit cost	$44.7	$33.8	$15.1	$52.4	$35.0	$29.4	$15.8	$13.8	$7.3

15.  RESEARCH AND DEVELOPMENT
Expenditures for research activities relating to product development and improvement are charged against income as incurred. Such expenditures amounted to $885 million in 2004, $929 million in 2003 and $895 million in 2002.
A portion of the costs associated with these activities is reimbursed by customers, and totaled $370 million in 2004, $445 million in 2003 and $456 million in 2002.
16.  RESTRUCTURING COSTS
In the second quarter of fiscal year 2004, the Company executed a restructuring plan involving cost structure improvement actions and recorded an $82.4 million restructuring charge within Selling, general and administrative (SG&A) expenses in the Consolidated Statement of Income. These costs primarily relate to workforce reductions of approximately 1,500 employees in the Seating & Interiors and Battery Group and 470 employees in the Controls Group. In addition, four Seating & Interiors plants will be consolidated. Through September 30, 2004, all impacted employees from the Controls Group and approximately 1,100 employees from the Seating & Interiors and Battery Group have been separated from the Company. Employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. A significant portion of the Seating & Interiors and Battery Group actions are concentrated in Europe as the Company focuses on significantly improving profitability in the region. The Controls Group restructuring actions involve activities in both North America and Europe. No further costs related to these specific actions are anticipated. The majority of the restructuring activities are expected to be completed within one year.

The following table summarizes the Company’s restructuring reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

				Balance at
(in millions)	Original	Utilized		September 30,
	Reserve	Cash	Noncash	2004
Employee severance and termination benefits	$74.6	$(32.8)	$—	$41.8
Writedowns of long-lived assets	7.1	—	(7.1)	—
Other	0.7	(0.7)	—	—
Currency translation	—	—	(0.4)	(0.4)

	$82.4	$(33.5)	$(7.5)	$41.4

17.   INCOME TAXES
An analysis of effective income tax rates is shown below:

	Year ended September 30,
	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	3.3	2.4
Foreign tax expense at different rates and foreign losses without tax benefits	(3.9)	(0.3)	(1.7)
U.S. tax on foreign income	(4.2)	(4.4)	(1.5)
Reserve and valuation allowance adjustment	(2.2)	(1.7)	2.1
Other	(0.4)	(0.9)	(1.7)

Effective income tax rate	26.0%	31.0%	34.6%

The Company’s effective income tax rate for fiscal 2004 was 26.0%. The base effective tax rate of 28.3% for 2004 was lower than the prior year’s effective rate of 31.0% because of global tax planning initiatives. The 2004 effective rate was further reduced by a favorable tax settlement of $17 million received in the first quarter related to prior periods, and a $10 million adjustment in the fourth quarter primarily related to the favorable resolution of certain worldwide tax audits.
Components of the provision for income taxes were as follows:

	Year ended September 30,
In millions	2004	2003	2002

Current
Federal	$141.7	$163.9	$241.1
State	16.1	31.9	28.7
Foreign	57.5	9.3	85.2

	215.3	205.1	355.0

Deferred
Federal	72.8	95.0	39.5
State	9.3	12.2	4.9
Foreign	18.3	15.5	(51.8)

	100.4	122.7	(7.4)

Provision for income taxes	$315.7	$327.8	$347.6

Consolidated domestic income before income taxes and minority interests was $861 million in 2004, $979 million in 2003 and $862 million in 2002. The corresponding amounts for foreign operations were $351 million in 2004, $79 million in 2003 and $144 million in 2002.

Income taxes paid during 2004, 2003 and 2002 were $137 million, $305 million and $292 million, respectively.
The Company has not provided additional United States income taxes on approximately $661 million of undistributed earnings of consolidated foreign subsidiaries included in shareholders’ equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding tax and deferred tax liability on such earnings. The Company is currently assessing the potential impact of the provisions recently enacted as part of the American Jobs Creation Act of 2004.
Deferred taxes were classified in the Consolidated Statement of Financial Position as follows:

	September 30,
In millions	2004	2003

Other current assets	$140.2	$174.7
Other noncurrent assets	309.6	293.6
Other current liabilities	(48.9)	-
Other noncurrent liabilities	(424.6)	(248.5)

Net deferred tax (liability) asset	$(23.7)	$219.8

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,
In millions	2004	2003

Deferred Tax Assets
Accrued expenses and reserves	$315.1	$339.5
Employee benefits	35.7	48.2
Net operating loss and other carryforwards	592.7	526.6

	943.5	914.3
Valuation allowance	(571.7)	(472.1)

	371.8	442.2

Deferred Tax Liabilities
Property, plant and equipment	126.4	63.9
Long-term contracts	8.6	7.7
Joint ventures	14.1	13.9
Intangible assets	134.0	98.0
Other	112.4	38.9

	395.5	222.4

Net deferred tax (liability) asset	$(23.7)	$219.8

At September 30, 2004, the Company had available foreign net operating loss carryforwards of approximately $1,464 million, of which $452 million will expire at various dates between 2005 and 2019, and the remainder have an indefinite carryforward period. The valuation allowance primarily represents loss carryforwards for which utilization is uncertain because it is unlikely that the losses will be utilized given the lack of sustained profitability and/or limited carryforward periods in certain countries.
18.   CONTINGENCIES
The Company is involved in a number of proceedings relating to environmental matters. At September 30, 2004, the Company had an accrued liability of approximately $61 million relating to environmental matters compared with $62 million one year ago. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities, the Company’s future expenses to remediate the currently identified sites could be considerably higher than the accrued liability. Although it is difficult to estimate the liability of the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position.
Additionally, the Company is involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.
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
19.   STOCK SPLIT
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
20.   SEGMENT INFORMATION (RESTATED)
Business Segments
In response to comments raised by the Staff of the Securities and Exchange Commission, the Company is revising its segment disclosure. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments in other notes to the Consolidated Financial Statements, primarily Note 4 – Goodwill and Other Intangible Assets. In addition, the Company’s Summary of Significant Accounting Policies, Note 11 – Financial Instruments and Note 18 – Contingencies, were amended to address additional comments from the Staff of the Securities and Exchange Commission.
The Company operates in three primary businesses, the Controls Group, the Seating & Interiors Group, and the Battery Group. The Controls Group provides facility systems and services including comfort, energy and security management for the non-residential buildings market. The Seating & Interiors Group designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport utility vehicles. The Battery Group designs and manufactures automotive batteries for the replacement and original equipment markets.
SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS 131, the Company has determined that it operates in six operating segments, two within the Battery Group are aggregated under the accounting standard to arrive at the Company’s five reportable segments for financial reporting purposes.
The accounting policies applicable to the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates the performance of the segments based primarily on operating income, excluding significant restructuring costs and other significant non-recurring gains and losses. Operating revenues and expenses are allocated to business segments in determining segments operating income. Items excluded from the determination of segment operating income include interest income and expense, equity in earnings of partially-owned affiliates, gains and losses from sales of businesses and long-term assets, foreign currency gains and losses, and other miscellaneous income and expense. Unallocated assets are corporate cash and cash equivalents, investments in partially-owned affiliates and other non-operating assets.

Financial information relating to the Company’s reportable segments were as follows:

	Year ended September 30,
(in millions)	2004	2003	2002

Net Sales
Controls Group	$6,077.8	$5,576.0	$5,088.8
Seating & Interiors — North America	8,997.8	8,025.1	7,751.9
Seating & Interiors — Europe	8,113.5	6,150.3	4,964.4
Seating & Interiors — Asia	1,092.6	1,013.6	999.0
Battery Group	2,271.7	1,881.0	1,299.3

Total	$26,553.4	$22,646.0	$20,103.4

Operating Income
Controls Group (1)	$284.3	$282.6	$259.2
Seating & Interiors — North America (2)	585.6	654.5	574.1
Seating & Interiors — Europe (3)	154.0	(24.4)	67.8
Seating & Interiors — Asia (4)	37.8	42.0	60.2
Battery Group (5)	237.4	206.9	160.7

Total	$1,299.1	$1,161.6	$1,122.0

Assets (Year-end)
Controls Group	$2,231.1	$2,074.2	$1,954.8
Seating & Interiors — North America	4,111.1	3,842.2	3,536.9
Seating & Interiors — Europe	5,186.1	4,092.0	3,351.7
Seating & Interiors — Asia	751.1	718.0	711.4
Battery Group	2,562.2	1,580.1	870.6
Unallocated	249.2	820.8	739.9

Total	$15,090.8	$13,127.3	$11,165.3

Depreciation/Amortization
Controls Group	$53.0	$57.6	$59.2
Seating & Interiors — North America	216.3	207.1	219.3
Seating & Interiors — Europe	235.0	190.4	160.1
Seating & Interiors — Asia	17.2	20.1	28.8
Battery Group	95.1	82.8	49.4

Total	$616.6	$558.0	$516.8

Capital Expenditures
Controls Group	$33.5	$36.1	$44.6
Seating & Interiors — North America	351.1	222.1	156.3
Seating & Interiors — Europe	354.4	286.1	194.6
Seating & Interiors — Asia	41.1	25.8	42.6
Battery Group	82.1	94.3	58.1

Total	$862.2	$664.4	$496.2

(1) Controls Group operating income for the year ended September 30, 2004 excludes $13.3 million of restructuring costs which is included within selling, general and administrative expenses in the Consolidated Statement of Income.
(2) Seating and Interiors — North America operating income for the year ended September 30, 2004 excludes $5.1 million of restructuring costs which is included within selling, general and administrative expenses in the Consolidated Statement of Income.
(3) Seating and Interiors — Europe operating income for the year ended September 30, 2004 excludes $51.1 million of restructuring costs which is included within selling, general and administrative expenses in the Consolidated Statement of Income.
(4) Seating and Interiors — Asia operating income for the year ended September 30, 2004 excludes a pension gain of $84.4 million which is included within selling, general and administrative expenses in the Consolidated Statement of Income.
(5) Battery Group operating income for the year ended September 30, 2004 excludes $12.9 million of restructuring costs which is included within selling, general and administrative expenses in the Consolidated Statement of Income.

The Company has significant sales to the automotive industry. The following is a summary of the percentages of revenues from major customers:

	Year ended September 30,
	2004	2003	2002

General Motors Corporation	14%	15%	15%
DaimlerChrysler AG	10%	11%	14%
Ford Motor Company	13%	11%	10%
Approximately 49 percent of the Company’s 2004 net sales to these customers were in the United States, 36 percent were European sales and 15 percent were attributable to sales in other foreign markets. As of September 30, 2004, the Company had accounts receivable totaling approximately $1.4 billion from these customers.
Geographic Segments
Financial information relating to the Company’s operations by geographic area is as follows:

	Year ended September 30,
(in millions)	2004	2003	2002

Net sales
United States	$11,683.8	$10,524.9	$10,146.4
Germany	2,680.1	2,452.9	1,868.3
Other European countries	7,554.9	5,503.0	4,230.0
Other foreign	4,634.6	4,165.2	3,858.7

Total	$26,553.4	$22,646.0	$20,103.4

Long-Lived Assets (Year-end)
United States	$1,326.5	$1,208.4	$1,147.6
Germany	640.2	542.6	350.6
Other European countries	849.7	752.8	476.1
Other foreign	713.0	459.6	471.2

Total	$3,529.4	$2,963.4	$2,445.5

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Year Ended September 30,	2004	2003	2002

Accounts Receivable — Allowance for Doubtful Accounts

Balance at beginning of period	$48.5	$44.8	$28.1

Provision charged to costs and expenses	23.4	17.1	20.4

Reserve adjustments	(11.2)	(9.2)	(7.8)

Accounts charged off	(17.7)	(13.7)	(4.2)

Acquisition of businesses	2.4	4.4	10.6

Currency translation	2.5	4.4	0.9

Other	—	0.7	(3.2)

Balance at end of period	$47.9	$48.5	$44.8

Deferred Tax Assets — Valuation Allowance

Balance at beginning of period	$472.1	$352.2	$88.7

Allowance established for new operating and other loss carryforwards	112.8	128.8	277.3

Allowance reversed for loss carryforwards utilized	(13.2)	(8.9)	(13.8)

Balance at end of period	$571.7	$472.1	$352.2

ITEM 9	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	CONTROLS AND PROCEDURES
Restatement
On July 18, 2005, in response to a comment raised by the Staff of the Securities and Exchange Commission concerning the Company’s segment disclosure, the Audit Committee of the Board of Directors and management of Johnson Controls, Inc. concluded that the Company’s financial statements for the years ended September 30, 2004, 2003 and 2002 and as of and for the three month periods ended December 31, 2004 and 2003 and March 31, 2005 and 2004 and June 30, 2004 and for the six month periods ended March 31, 2005 and 2004 and the nine month period ended June 30, 2004 should be restated and such financial statements should no longer be relied upon. The restatement revised the segment information included in the aforementioned financial statements.
As the restatement only related to the disclosure of the Company’s segment information, the previously reported amounts in the Consolidated Statement of Income, including Net Sales, Operating Income, Net Income and Earnings Per Share were unchanged.
Evaluation of Disclosure Controls and Procedures
In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures that were in effect as of September 30, 2004 and identified the following material weakness:
•	A failure to ensure the proper application of SFAS 131 when identifying operating and reportable segments of the Company resulting in a restatement of the Company’s previously issued consolidated financial statements.
Solely as a result of this material weakness, the Company concluded that our disclosure controls and procedures were not effective as of September 30, 2004.
The Company also determined that there was no resultant financial statement effect of this material weakness as it relates to the application of SFAS No. 142, “Goodwill and Other Intangible Assets” given the revised operating and reportable segments.
Remediation of Material Weakness in Internal Control
The Company’s management believes that the following corrective actions have remediated the identified deficiency in the Company’s disclosure controls and procedures as of the date of this filing. The remedial actions taken by the Company are as follows:
•	Key personnel involved in the financial reporting process have enhanced the controls by which the SFAS No. 131 authoritative guidance is monitored and applied on a regular basis.
•	The Company has revised its monthly reporting package used by the Chief Operating Decision Maker.
•	The Company will now require the Company’s Disclosure Committee to review its segment reporting on a quarterly basis.
Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as currently in effect, including the remedial action discussed above, and have concluded that, as of this date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to March 31, 2005, the Company took the remedial actions described above.
ITEM 9B  OTHER INFORMATION
None.
PART III
The information required by Part III, Items 10, 11, 12 and 14, are incorporated herein by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders (fiscal year 2004 Proxy Statement), dated and filed with the SEC on December 3, 2004, as follows:

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Incorporated by reference to sections entitled “Election of Directors,” “Board Information,” “Board Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Q: Where can I find Corporate Governance materials for Johnson Controls” and “Audit Committee Report” of the fiscal year 2004 Proxy Statement. Required information on executive officers of the Company appears on pages 15-17 of Part I of this report.

ITEM 11	EXECUTIVE COMPENSATION — Incorporated by reference to sections entitled “Executive Compensation,” “Compensation Committee Report,” “Performance Graph,” “Board Information” and “Employment Agreements” of the fiscal year 2004 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Incorporated by reference to the section entitled “Johnson Controls Share Ownership” and “Equity Compensation Plan Information” of the fiscal year 2004 Proxy Statement.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS – None.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES – Incorporated by reference to the section entitled “Audit Committee Report” of the fiscal year 2004 Proxy Statement.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
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

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 73 through 76 filed herewith.

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

To the Board of Directors
of Johnson Controls, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 12, 2004, except for Note 20, as to which the date is August 9, 2005, appearing in the 2004 Annual Report to Shareholders of Johnson Controls, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 12, 2004, except for Note 20, as to which the date is August 9, 2005

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS, INC.

By	/s/ R. Bruce McDonald
R. Bruce McDonald
Vice President and
Chief Financial Officer
Date: August 9, 2005

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

3.(i)A	Articles of Amendment to Restated Articles of Incorporation of Johnson Controls, Inc., filed and effective December 12, 2003 (incorporated by reference to Exhibit 3.(i) to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.(i)B	Composite of Restated Articles of Incorporation of Johnson Controls, Inc., as amended through December 12, 2003 (incorporated by reference to Exhibit 3.(ii) to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.(ii)	By-laws of Johnson Controls, Inc., as amended March 27, 2002 (incorporated by reference to Exhibit 3 (ii) to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2002).

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991).

4.D	Indenture for debt securities dated February 22, 1995 between Johnson Controls, Inc. and Chemical Bank Delaware (now known as Chase Bank), trustee (incorporated by reference to Johnson Controls, Inc. Registration Statement on Form S-3, [Reg. No. 33-57685]).

10.A	Johnson Controls, Inc., 1992 Stock Option Plan as amended through January 24, 1996 (incorporated by reference to Exhibit 10.A to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1996).

10.B	Johnson Controls, Inc., Common Stock Purchase Plan for Executives as amended November 17, 2004 and effective December 1, 2004.**

10.C	Johnson Controls, Inc., 1992 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1992).

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

10.D	Johnson Controls, Inc., Deferred Compensation Plan for Certain Directors as amended through October 1, 2003 (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003).

10.E	Johnson Controls, Inc., Executive Incentive Compensation Plan as amended through October 1, 2001 (incorporated by reference to Exhibit 10.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.F	Johnson Controls, Inc., Executive Incentive Compensation Plan, Deferred Option, Qualified Plan as amended and restated effective October 1, 2003, (incorporated by reference to Exhibit C of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).

10.G	Johnson Controls, Inc., Long-Term Performance Plan, as amended and restated effective October 1, 2003 (incorporated by reference to Exhibit B of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).

10.H	Johnson Controls, Inc., Executive Survivor Benefits Plan amended through October 1, 2001 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.I	Johnson Controls, Inc., Equalization Benefit Plan, as amended through October 1, 2003.**

10.J	Johnson Controls, Inc., PERT Equalization Benefit Plan, as amended through October 1, 2003 (incorporated by reference to Exhibit 10.J to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003).

10.K	Form of employment agreement, as amended through September 26, 2001, between Johnson Controls, Inc. and all elected officers and key executives (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.L	Form of indemnity agreement, as amended, between Johnson Controls, Inc. and all elected officers (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991).

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

10.M	Johnson Controls, Inc., Director Share Unit Plan, as amended through October 1, 2003 (incorporated by reference to Exhibit 10.M to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003).

10.N	Johnson Controls, Inc., 2000 Stock Option Plan, as amended through October 1, 2001 (incorporated by reference to Exhibit 10.N to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

10.O	Johnson Controls, Inc., 2001 Restricted Stock Plan, as amended and restated effective October 1, 2003 (incorporated by reference to Exhibit E of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).

10.P	Johnson Controls, Inc., Executive Deferred Compensation Plan, as amended through October 1, 2003.**

10.Q	Johnson Controls, Inc., 2003 Stock Plan for Outside Directors, effective October 1, 2003 (incorporated by reference to Exhibit D of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).

10.R	Letter agreement relating to James H. Keyes’ retirement (incorporated by reference to an exhibit to the Form 8-K dated July 23, 2003).

10.S	Letter agreement dated November 21, 2002 amending Giovanni Fiori’s Executive Employment Agreement (incorporated by reference to Exhibit 10.R to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003), relating to the Johnson Controls, Inc. Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).

12	Statement regarding computation of ratio of earnings to fixed charges for the year ended September 30, 2004.**

21	Subsidiaries of the Registrant.**

23	Consent of Independent Registered Public Accounting Firm dated August 9, 2005, filed herewith.	77

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	78

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	79

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

EXHIBITS	TITLE	PAGE

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	80
*These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc. and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.
**Exhibits were filed with the Form 10-K as originally filed on November 30, 2004.