Form 10-Q/A
period 2004-12-31
JOHNSON CONTROLS INC
filed 2005-08-09
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

JOHNSON CONTROLS, INC.
FORM 10-Q/A
December 31, 2004
REPORT INDEX

EXPLANATORY NOTE
This Form 10-Q/A is being filed to amend and restate certain disclosure items related to segment reporting in the Form 10-Q for the quarter ended December 31, 2004 (the “2005 First Quarter Form 10-Q”), which was originally filed with the Securities and Exchange Commission on January 31, 2005. In response to comments raised by the Staff of the Securities and Exchange Commission, Johnson Controls, Inc. (the Company) is hereby amending its segment disclosure included in Part I – Financial Information of the Form 10-Q. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments in the notes to the Consolidated Financial Statements, primarily Note 8 – Goodwill and Other Intangible Assets. In addition, Note 11 – Income Taxes, Note 14 – Research and Development and Note 15 – Contingencies, were added or amended to address additional comments from the Staff of the Securities and Exchange Commission. Management’s Discussion and Analysis of Financial Condition and Results of Operations was amended to reflect the revised reportable segments as well as comments from the Staff requesting additional disclosures or clarification of previously filed disclosures.
The Company has also determined that a control deficiency related to the Company’s reportable segments giving rise to the restatement constituted a material weakness in our internal control over financial reporting. We have fully remediated that weakness as of the date of this report. See Item 4. Controls and Procedures in Part I of this Form 10-Q/A for additional information.
As the restatement only relates to the disclosure of the Company’s segment information and certain other disclosures, the previously reported amounts in the Consolidated Statement of Income, including Net Sales, Operating Income, Net Income and Earnings Per Share were unchanged. This amendment presents the 2005 First Quarter Form 10-Q, as amended, in its entirety, but does not modify or update the disclosure in the 2005 First Quarter Form 10-Q in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2005 First Quarter Form 10-Q on January 31, 2005.

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	December 31,	September 30,	December 31,
	2004	2004	2003
ASSETS
Cash and cash equivalents	$240.7	$169.5	$302.6
Accounts receivable — net	3,994.7	4,073.6	3,410.7
Costs and earnings in excess of billings on uncompleted contracts	362.0	328.6	318.7
Inventories	949.8	887.2	810.7
Assets of discontinued operations	426.4	394.4	367.0
Other current assets	882.5	780.0	790.5

Current assets	6,856.1	6,633.3	6,000.2

Property, plant and equipment — net	3,614.1	3,473.3	3,079.5
Goodwill — net	3,756.3	3,609.1	3,143.7
Other intangible assets — net	299.1	291.0	267.8
Investments in partially—owned affiliates	325.3	314.9	425.9
Other noncurrent assets	825.7	769.2	753.8

Total assets	$15,676.6	$15,090.8	$13,670.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$901.9	$813.3	$717.6
Current portion of long-term debt	217.5	226.8	130.9
Accounts payable	3,528.6	3,664.4	3,181.1
Accrued compensation and benefits	603.5	639.2	472.4
Accrued income taxes	20.4	47.4	100.2
Billings in excess of costs and earnings on uncompleted contracts	218.8	197.2	204.4
Liabilities of discontinued operations	119.8	128.1	97.0
Other current liabilities	1,012.9	885.2	827.9

Current liabilities	6,623.4	6,601.6	5,731.5

Long-term debt	1,668.5	1,630.6	1,830.6
Postretirement health and other benefits	163.6	164.1	167.1
Minority interests in equity of subsidiaries	294.8	268.7	229.5
Other noncurrent liabilities	1,344.7	1,219.5	1,130.6
Shareholders’ equity	5,581.6	5,206.3	4,581.6

Total liabilities and shareholders’ equity	$15,676.6	$15,090.8	$13,670.9

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months
	Ended December 31,
	2004	2003
Net sales
Products and systems*	$6,016.4	$5,428.8
Services*	959.1	864.1

	6,975.5	6,292.9
Cost of sales
Products and systems	5,327.6	4,726.6
Services	805.1	720.7

	6,132.7	5,447.3

Gross profit	842.8	845.6

Selling, general and administrative expenses	597.4	592.1

Operating income	245.4	253.5

Interest income	4.4	1.9
Interest expense	(30.9)	(27.2)
Equity income	15.8	17.8
Miscellaneous — net	(4.6)	(24.6)

Other income (expense)	(15.3)	(32.1)

Income from continuing operations before income taxes and minority interests	230.1	221.4

Provision for income taxes	48.6	46.7
Minority interests in net earnings of subsidiaries	21.0	15.5

Income from continuing operations	160.5	159.2

Income from discontinued operations, net of income taxes	7.9	5.3

Net income	$168.4	$164.5

Earnings available for common shareholders	$168.4	$162.7

Earnings per share from continuing operations
Basic	$0.84	$0.87

Diluted	$0.83	$0.83

Earnings per share
Basic	$0.88	$0.90

Diluted	$0.87	$0.86

*	Products and systems consist of Seating & Interiors products and systems, Battery Group products and Controls Group installed systems. Services are Controls Group technical and facility management services.
The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months
	Ended December 31,
	2004	2003
Operating Activities
Income from continuing operations	$160.5	$159.2

Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation	158.7	140.1
Amortization of intangibles	5.8	4.9
Equity in earnings of partially—owned affiliates, net of dividends received	(15.4)	(4.4)
Minority interests in net earnings of subsidiaries	21.0	15.5
Deferred income taxes	(0.4)	7.2
Other	(1.6)	2.7
Changes in working capital, excluding acquisition of businesses
Receivables	263.0	176.7
Inventories	(14.3)	10.7
Other current assets	(41.4)	30.3
Accounts payable and accrued liabilities	(327.6)	(384.7)
Accrued income taxes	16.8	43.8
Billings in excess of costs and earnings on uncompleted contracts	15.1	13.6

Cash provided by operating activities of continuing operations	240.2	215.6

Cash (used) provided by operating activities of discontinued operations	(5.7)	31.4

Cash provided by operating activities	234.5	247.0

Investing Activities
Capital expenditures	(143.6)	(197.6)
Sale of property, plant and equipment	4.2	8.9
Acquisition of businesses, net of cash acquired	(33.1)	(36.6)
Recoverable customer engineering expenditures	(8.6)	(49.1)
Changes in long-term investments	(2.0)	5.2
Net investing activities of discontinued operations	(3.0)	(6.0)

Cash used by investing activities	(186.1)	(275.2)

Financing Activities
Increase in short-term debt - net	79.8	592.7
Increase in long-term debt	3.4	49.9
Repayment of long-term debt	(76.7)	(423.9)
Payment of cash dividends	(3.6)	(5.4)
Other	11.2	6.8
Net financing activities of discontinued operations	8.7	(25.4)

Cash provided by financing activities	22.8	194.7

Increase in cash and cash equivalents	$71.2	$166.5

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Amended Annual Report on Form 10-K/A for the year ended September 30, 2004. The September 30, 2004 Consolidated Statement of Financial Position is derived from the audited financial statements, adjusted for discontinued operations (See Note 3). The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results which may be expected for the Company’s 2005 fiscal year because of seasonal and other factors. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

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

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months
	Ended December 31,
(in millions)	2004	2003
Net income, as reported	$168.4	$164.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.4	3.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.7)	(5.5)

Pro forma net income	$167.1	$162.6

Earnings per share
Basic — as reported	$0.88	$0.90

Basic — pro forma	$0.88	$0.89

Diluted — as reported	$0.87	$0.86

Diluted — pro forma	$0.86	$0.85

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

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2004 and the three-month period ended December 31, 2004 were as follows:

		Seating
		and	Seating	Seating
		Interiors -	and	and
	Controls	North	Interiors -	Interiors -	Battery
(in millions)	Group	America	Europe	Asia	Group	Total
Balance as of December 31, 2003	$453.3	$1,188.9	$1,019.1	$217.1	$265.3	$3,143.7
Goodwill from business acquisitions	—	—	—	—	458.0	458.0
Currency translation	13.3	0.3	(0.2)	(1.8)	(4.2)	7.4
Other	(1.9)	—	5.8	(30.0)	26.1	—

Balance as of September 30, 2004	464.7	1,189.2	1,024.7	185.3	745.2	3,609.1
Goodwill from business acquisitions	9.0	—	—	—	—	9.0
Currency translation	14.7	0.3	92.0	12.8	20.7	140.5
Other	—	—	—	—	(2.3)	(2.3)

Balance as of December 31, 2004	$488.4	$1,189.5	$1,116.7	$198.1	$763.6	$3,756.3

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	December 31, 2004			September 30, 2004			December 31, 2003
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$170.8	$(79.8)	$91.0	$169.4	$(76.6)	$92.8	$164.6	$(68.2)	$96.4
Unpatented technology	81.1	(14.7)	66.4	75.0	(12.6)	62.4	75.1	(8.5)	66.6
Customer relationships	102.9	(8.2)	94.7	95.9	(6.4)	89.5	84.3	(4.2)	80.1
Miscellaneous	10.2	(8.0)	2.2	10.8	(7.6)	3.2	10.8	(6.7)	4.1

Total amortized intangible assets	365.0	(110.7)	254.3	351.1	(103.2)	247.9	334.8	(87.6)	247.2
Unamortized intangible assets
Trademarks	38.8	—	38.8	37.1	—	37.1	11.7	—	11.7
Pension asset	6.0	—	6.0	6.0	—	6.0	8.9	—	8.9

Total unamortized intangible assets	44.8	—	44.8	43.1	—	43.1	20.6	—	20.6

Total intangible assets	$409.8	$(110.7)	$299.1	$394.2	$(103.2)	$291.0	$355.4	$(87.6)	$267.8

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

10.	Segment Information (Restated)

In response to comments raised by the Staff of the Securities and Exchange Commission, the Company is revising its segment disclosure. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments in other notes to the Consolidated Financial Statements, primarily Note 8 – Goodwill and Other Intangible Assets. In addition, Note 11 – Income Taxes, Note 14 – Research and Development and Note 15 – Contingencies, were added or amended to address additional comments from the Staff of the Securities and Exchange Commission.

The Company operates in three primary businesses, the Controls Group, the Seating & Interiors Group, and the Battery Group. The Controls Group provides facility systems and services including comfort, energy and security management for the non-residential buildings market. The Seating & Interiors Group designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover vehicles. The Battery Group designs and manufactures automotive batteries for the replacement and original equipment markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Management’s evaluation of the performance of the Company’s reportable segments excludes discontinued operations, significant restructuring costs and other significant non-recurring gains or losses. Financial information relating to the Company’s reportable segments were as follows:

	Three Months
	Ended December 31,
(in millions)	2004	2003
Sales
Controls Group	$1,532.4	$1,406.9
Seating & Interiors — North America	2,260.1	2,271.5
Seating & Interiors — Europe	2,151.3	1,783.5
Seating & Interiors — Asia	311.5	242.2
Battery Group	720.2	588.8

Total	$6,975.5	$6,292.9

Operating Income
Controls Group	$42.8	$54.6
Seating & Interiors — North America	76.5	128.3
Seating & Interiors — Europe	25.7	(4.0)
Seating & Interiors — Asia	7.2	3.7
Battery Group	93.2	70.9

Total	$245.4	$253.5

11.	Income Taxes

The Company’s estimated effective tax rate for continuing operations declined to 26.1% from 28.8% for the prior year due to continuing global tax planning initiatives. The Company utilized an effective rate for discontinued operations of 35.4% both periods, which approximates the local statutory rate. The current quarter rate for continuing operations further benefited from an $11.5 million one time tax benefit related to a change in tax status of a French subsidiary during the quarter while the prior year first quarter benefited from a $17.0 million favorable tax settlement related to prior periods (1991-1996). The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French subsidiary for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of this investment. This election changed the tax status of the French entitity from a controlled foreign corporation (i.e. taxable entity) to a branch (i.e. flow through entity similar to a partnership) for US federal income tax purposes and is thereby

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”.

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

In the second quarter of fiscal year 2004, the Company executed a restructuring plan (2004 Plan) involving cost structure improvement actions and recorded an $82.4 million restructuring charge included in Selling, general and administrative costs in the Consolidated Statement of Income. These charges primarily relate to workforce reductions of approximately 1,500 employees in the Seating & Interiors and Battery Groups and 470 employees in the Controls Group. In addition, the 2004 Plan called for four plants within the Seating & Interiors Group to be consolidated. Through December 31, 2004, substantially all impacted employees from the Controls Group and approximately 1,170 employees from the Seating & Interiors and Battery Groups have been separated from the Company. Employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. A significant portion of the Seating & Interiors and Battery Group actions were concentrated in Europe as the Company focuses on significantly improving profitability in the region. The Controls Group restructuring actions involved activities in both North America and Europe. No further costs related to these specific actions are anticipated. The majority of the restructuring activities are expected to be completed during the current fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s restructuring reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

	Balance at			Balance at
	September 30,	Utilized		December 31,
(in millions)	2004	Cash	Noncash	2004
Employee severance and termination benefits	$41.8	($6.0)	—	$35.8
Currency translation	(0.4)	—	$0.5	0.1

	$41.4	($6.0)	$0.5	$35.9

13.	Retirement Plans

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

	Postretirement Health and Other
	Benefits
	Three Months
	Ended December 31,
(in millions)	2004	2003
Service cost	$1.4	$1.3
Interest cost	2.6	2.8
Amortization of net actuarial loss	0.2	0.3
Amortization of prior service cost	(0.6)	(0.6)

Net periodic benefit cost	$3.6	$3.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
14.	Research and Development

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within Selling, general and administrative expenses. Such expenditures amounted to approximately $211 million and $225 million for the three months ended December 31, 2004 and 2003, respectively.

A portion of the costs associated with these activities is reimbursed by customers, and totaled approximately $72 million and $66 million for the three months ended December 31, 2004 and 2003, respectively.

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
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 12, 2004, except for Note 20, as to which the date is August 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2004, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
As discussed in Note 10 to the condensed consolidated financial statements, the Company has restated its segment disclosures for each of the three-month periods ended December 31, 2004 and 2003 to reflect a revision of its reportable segments.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 31, 2005, except for Note 10, as to which the date is August 9, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of Operating Results for the Three-Month Periods ended December 31, 2004 and 2003
In response to comments raised by the Staff of the Securities and Exchange Commission, Johnson Controls, Inc. (the Company) has revised its segment disclosure included in Note 10 to the Consolidated Financial Statements. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). In addition, MD&A was revised as the result of comments from the Staff requesting additional disclosures or clarification of previously filed disclosures.
The following MD&A should be read in conjunction with the September 30, 2004 consolidated financial statements and notes thereto, along with the MD&A included in the Company’s Amended 2004 Annual Report on Form 10-K/A.
The following management discussion and analysis of financial condition and results of operations exclude the discontinued operations of the engine electronic business, as discussed in Note 3 to the Consolidated Financial Statements.
Sales
The Company’s net sales for the three-month periods ended December 31, 2004 and 2003 were as follows:

			%
(in millions)	2004	2003	change
Controls Group	$1,532.4	$1,406.9	9%
Seating & Interiors — North America	2,260.1	2,271.5	-1%
Seating & Interiors — Europe	2,151.3	1,783.5	21%
Seating & Interiors — Asia	311.5	242.2	29%
Battery Group	720.2	588.8	22%

Total	$6,975.5	$6,292.9	11%

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
Seating & Interiors — North America
Seating & Interiors — North America sales were down 1% in the current quarter, which was slightly favorable to the estimated 2.4% decrease in domestic industry vehicle production. The Company benefited from a favorable mix of vehicle sales compared to the industry production.
Seating & Interiors — Europe
Segment sales in Europe for the current year rose 21% above the prior year period. Excluding the favorable impact of foreign currency translation, European sales were up 10%. The growth was primarily attributable to new seating and interiors business in the current period and a favorable mix of vehicle sales to the estimated slight decline in the estimated European industry production.
Seating & Interiors — Asia
Sales in Asia increased 29 percent to $312 million in comparison to the prior years $242 million, due to higher volumes across all major regions. Excluding the favorable impact of foreign exchange translation, sales increased 25% compared to the prior period.
Battery Group
Automotive battery sales increased 22% to $720 million compared to the first quarter of the prior year primarily due to the acquisition of the remaining interest in the Company’s battery joint venture in the fourth quarter of fiscal year 2004, which added sales of $76 million. Excluding the impact of the acquisition of the remaining interest in the Company’s battery joint venture and the favorable impact of foreign exchange translation, sales increased 6% compared to the prior year period due to higher unit shipments.

Operating Income
The Company’s operating income for the three-month periods ended December 31, 2004 and 2003 was as follows:

			%
(in millions)	2004	2003	change
Controls Group	$42.8	$54.6	-22%
Seating & Interiors — North America	76.5	128.3	-40%
Seating & Interiors — Europe	25.7	(4.0)	*
Seating & Interiors — Asia	7.2	3.7	95%
Battery Group	93.2	70.9	31%

Consolidated operating income	$245.4	$253.5	-3%

*	Metric not meaningful.
Consolidated operating income for the first quarter of fiscal 2005 was $245 million, down 3% from the prior year’s $254 million.
Controls Group
Controls Group operating income in the first quarter of the current year was $43 million, 22% lower than the prior year period. The decrease was due to slightly higher gross profits in both North America and Europe, more than offset by higher SG&A expense. North American gross profit margins declined due to pricing pressures in the new construction market and the mix of growth among lines of business with more growth coming from the lower margin facility management sales compared to higher margin system and services sales. North American operating margins declined primarily due to SG&A expenses associated with workforce reductions to improve the competitiveness of the systems business. European operating margins were also negatively impacted by SG&A expenses associated with workforce reductions.
Seating & Interiors — North America
Seating & Interiors — North America operating income was $77 million compared to the prior period operating income of $128 million. The segment was affected by lower gross profit due selling price reductions and material cost increases in excess of cost savings, partially offset by lower SG&A expenses.
Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $42 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.

The segment experienced commodity cost increases, primarily steel, resin and chemicals, of approximately $36 million compared to the prior year. The Company continues to address the rising commodity costs in the region through negotiations with both its customers and suppliers.
The Company expects the commodity cost pressures to continue in the remainder of fiscal year 2005, with increased pressure from Tier 2 and Tier 3 suppliers partially offset by the Company’s direct purchase initiatives. The Company intends to modify the duration and terms of its direct buy material contracts to address potential future increases.
SG&A expenses decreased $27 million in the period primarily due to lower net engineering expenses.
Seating & Interiors — Europe
Seating & Interiors — Europe operating income was $26 million, compared to the prior period operating loss of $4 million. The segment benefited from increased volumes of higher margin interior systems and operational improvements achieved from the prior year restructuring plan and lower SG&A expenses.
Implemented cost reductions, operational efficiencies and the higher sales mix of mature vehicle programs exceeded the incremental sales price reductions by approximately $20 million in the period. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
The incremental effect of commodity costs totaled approximately $5 million in the period. The increases were less than those incurred in North America due to the timing of contract renewals and variations in certain terms of the agreements. SG&A expenses decreased approximately $15 million compared to the prior period primarily due to lower net engineering expenses.
Seating & Interiors — Asia
Seating & Interiors — Asia operating income increased $4 million in comparison to the prior year, due to the favorable impact of currency translation. Excluding favorable impact of currency translation, operating income would have decreased slightly compared to the prior period.
Battery Group
Automotive battery operating income increased $22 million to $93 million, a 31% increase compared to the first quarter of the prior year primarily due to the acquisition of the remaining interest in the Company’s Latin American battery joint venture in the fourth quarter of fiscal 2004, which contributed $9 million in the current period. Higher unit volume and the benefits of European integration activities also contributed to the increased operating income experienced by the segment.

Full Year Outlook
The Company has confirmed its outlook for the full year of 2005, including sales growth of 8 to 10% and double digit increases in operating and net income. For the Automotive Group (which includes Seating & Interiors and Battery Group), sales are expected to be 8% to 10% above the prior year, and operating margin is expected to improve slightly. This outlook assumes North American and European vehicle production levels will be flat to slightly lower in comparison to the prior year. Uncertainties continue in the automotive industry both with respect to vehicle sales and production schedules, as well as markedly higher raw material costs. These uncertainties could cause the Company’s actual results to differ materially from the forecasted amounts. Controls Group sales are also projected to increase 8% to 10% above the prior year. The estimate anticipates growth in systems installation in both new and existing building markets and as well as growth in technical services.
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
Other Income/Expense
Net interest expense in the current period increased from the prior year period primarily as a result of higher debt levels in the current period. Management expects net interest expense for fiscal year 2005 to be between $115 and $120 million, down from previously issued guidance of $125 to $130 million. The decrease reflects the utilization of the proceeds from the sale of the discontinued operations to reduce short term borrowings. Equity income for the three months ended December 31, 2004 decreased approximately $2 million year-over-year primarily due to lower earnings at certain Seating & Interiors joint ventures in China. Miscellaneous – net expense in the current quarter was down approximately $20 million from the prior year period. The decrease primarily reflects lower foreign currency losses in the current period and litigation expenses incurred in the prior period.
Provision for Income Taxes
The Company’s estimated effective tax rate for continuing operations declined to 26.1% from 28.8% for the prior year due to continuing global tax planning initiatives. The Company utilized an effective rate for discontinued operations of 35.4% both periods, which approximates the local statutory rate. The current quarter rate for continuing operations further benefited from an $11.5 million one time tax benefit related to a change in tax status of a French subsidiary during the quarter. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French subsidiary for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of this investment. This election changed the tax status of the French entity from a controlled foreign corporation (i.e. taxable entity) to a branch (i.e. flow through entity similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The prior year first quarter benefited from a $17.0 million favorable tax settlement related to prior periods (1991-1996).
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries in the current quarter increased from the prior year. The increase was primarily due to higher earnings at certain Seating & Interiors joint ventures in North America and Asia. Management has not changed its full-year estimate for minority interest in net earnings of subsidiaries which is approximately $80 to $90 million.
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
The Company’s days sales in accounts receivable for the three months ended December 31, 2004 was 51, a decrease compared to the period ended September 30, 2004 days sales in accounts receivable of 55, and a slight increase from 47 for the period ended December 31, 2003.
The Company’s inventory turnover ratio for the three months ended December 31, 2004, was 19, consistent to the turnover ratio of 19 for the period ended September 30, 2004, and a slight decrease from 20 for the period ended December 31, 2003.
Cash provided by operating activities of continuing operations in the current quarter was $240 million compared to $216 million for the three-month period ended December 31,

2003. The slight increase primarily relates to favorable changes in working capital from continuing operations compared to the prior year period.
Capital Expenditures
Capital spending for property, plant and equipment for the three-month period ended December 31, 2004 was $144 million, down $54 million from the comparable prior year period. The majority of the current quarter spending was attributable to Seating & Interiors. Management has confirmed its estimate for fiscal 2005 capital expenditures of $725 to $775 million.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has certain subsidiaries, mainly located in Germany, Italy, Mexico, United Kingdom, Japan and Brazil, which have generated operating losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries. The Company’s long-lived asset impairment analyses indicate that assets of these countries are not impaired based on undiscounted cash flows. At December 31, 2004, the Company does not have any material assets whose recovery is at risk.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the three-month period ended December 31, 2004, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Amended Annual Report on Form 10-K/A for the year ended September 30, 2004.
ITEM 4. CONTROLS AND PROCEDURES
Restatement
On July 18, 2005, in response to a comment raised by the Staff of the Securities and Exchange Commission concerning the Company’s segment disclosure, the Audit Committee of the Board of Directors and management of Johnson Controls, Inc. concluded that the Company’s financial statements for the years ended September 30, 2004, 2003 and 2002 and as of and for the three month periods ended December 31, 2004 and 2003, March 31, 2005 and 2004 and June 30, 2004 and for the six month periods ended March 31, 2005 and 2004 and the nine month period ended June 30, 2004, should be restated and such financial statements should no longer be relied upon. The restatement revised the segment information included in the aforementioned financial statements.
As the restatement only related to the disclosure of the Company’s segment information, the previously reported amounts in the Consolidated Statement of Income, including Net Sales, Operating Income, Net Income and Earnings Per Share were unchanged.
Evaluation of Disclosure Controls and Procedures
In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures that were in effect as of December 31, 2004 and identified the following material weakness:
•	A failure to ensure the proper application of SFAS 131 when identifying operating and reportable segments of the Company resulting in a restatement of the Company’s previously issued consolidated financial statements.
Solely as a result of this material weakness, the Company concluded that our disclosure controls and procedures were not effective as of September 30, 2004 and December 31, 2004.
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
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to March 31, 2005, the Company took the remedial actions described above.
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
The following table presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended December 31, 2004. The Swap Agreement’s impact on the Company’s earnings for the three months ended December 31, 2004 was not material. The repurchases of the Company’s common stock by the Company relate solely to stock option and restricted stock transactions that are treated as involving repurchases of Company common stock for purposes of this disclosure.

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of the	Shares that May
	Number of	Average	Publicly	Yet be
	Shares	Price Paid	Announced	Purchased under
Period	Purchased	per Share	Program	the Program(1)

10/01/04 — 10/31/04
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$37,505,000
Total	—	—	—	$37,505,000

11/01/04 — 11/30/04
Purchases by Company	398	$62.83	—	—
Purchases by Citibank	—	—	—	$30,620,000
Total	398	$62.83	—	$30,620,000

12/01/04 — 12/31/04
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

JOHNSON CONTROLS, INC.
Date: August 9, 2005	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2004.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 9, 2005, relating to Financial Information

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.