Form 10-Q/A
period 2005-03-31
JOHNSON CONTROLS INC
filed 2005-08-09
CIK 53669

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

JOHNSON CONTROLS, INC.
FORM 10-Q/A
March 31, 2005
REPORT INDEX

EXPLANATORY NOTE
This Form 10-Q/A is being filed to amend and restate certain disclosure items related to segment reporting in the Form 10-Q for the three and six month periods ended March 31, 2005 (the “2005 Second Quarter Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 6, 2005. In response to comments raised by the Staff of the Securities and Exchange Commission, Johnson Controls, Inc. (the Company) is hereby amending its segment disclosure included in Part I — Financial Information of the Form 10-Q. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments in the notes to the Consolidated Financial Statements, primarily Note 9 — Goodwill and Other Intangible Assets. In addition, Note 12 — Income Taxes, Note 13 — Restructuring Costs and Note 15 — Contingencies, were amended to address additional comments from the Staff of the Securities and Exchange Commission. Management’s Discussion and Analysis of Financial Condition and Results of Operations was amended to reflect the revised reportable segments as well as comments from the Staff requesting additional disclosures or clarification of previously filed disclosures.
The Company has also determined that a control deficiency related to the Company’s reportable segments giving rise to the restatement constituted a material weakness in our internal control over financial reporting. We have fully remediated that weakness as of the date of this report. See Item 4. Controls and Procedures in Part I of this Form 10-Q/A for additional information.
As the restatement only relates to the disclosure of the Company’s segment information and certain other disclosures, the previously reported amounts in the Consolidated Statement of Income, including Net Sales, Operating Income, Net Income and Earnings Per Share were unchanged. This amendment presents the 2005 Second Quarter Form 10-Q, as amended, in its entirety, but does not modify or update the disclosure in the 2005 Second Quarter Form 10-Q in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2005 Second Quarter Form 10-Q on May 6, 2005.

Part I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, unaudited)

	March 31,	September 30,	March 31,
	2005	2004	2004
ASSETS
Cash and cash equivalents	$350.2	$169.5	$226.4
Accounts receivable — net	4,346.3	3,992.1	3,607.4
Costs and earnings in excess of billings on uncompleted contracts	320.2	271.8	304.7
Inventories	920.2	885.8	807.8
Assets of discontinued operations	—	579.8	566.2
Other current assets	970.7	774.5	802.9

Current assets	6,907.6	6,673.5	6,315.4

Property, plant and equipment — net	3,511.4	3,463.5	3,132.4
Goodwill — net	3,686.9	3,578.7	3,179.1
Other intangible assets — net	286.8	291.0	264.0
Investments in partially-owned affiliates	278.2	314.9	450.6
Other noncurrent assets	847.4	769.2	783.9

Total assets	$15,518.3	$15,090.8	$14,125.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$382.4	$813.3	$657.9
Current portion of long-term debt	219.0	226.8	32.2
Accounts payable	3,731.4	3,608.4	3,445.2
Accrued compensation and benefits	687.8	606.2	531.5
Accrued income taxes	—	47.1	—
Billings in excess of costs and earnings on uncompleted contracts	233.2	197.2	205.2
Liabilities of discontinued operations	—	228.5	197.4
Other current liabilities	1,077.4	875.6	855.2

Current liabilities	6,331.2	6,603.1	5,924.6

Long-term debt	1,664.6	1,630.6	1,888.9
Postretirement health and other benefits	153.6	164.1	166.6
Minority interests in equity of subsidiaries	289.7	267.2	242.5
Other noncurrent liabilities	1,387.6	1,219.5	1,133.5
Shareholders’ equity	5,691.6	5,206.3	4,769.3

Total liabilities and shareholders’ equity	$15,518.3	$15,090.8	$14,125.4

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME (in millions, except per share data; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Net sales
Products and systems*	$6,289.8	$5,549.2	$12,306.2	$10,978.0
Services*	810.8	757.3	1,614.8	1,470.8

	7,100.6	6,306.5	13,921.0	12,448.8

Cost of sales
Products and systems	5,588.5	4,859.6	10,916.1	9,586.2
Services	661.2	629.1	1,322.8	1,209.4

	6,249.7	5,488.7	12,238.9	10,795.6

Gross profit	850.9	817.8	1,682.1	1,653.2

Selling, general and administrative expenses	580.9	575.2	1,173.9	1,163.1
Restructuring costs	210.0	82.4	210.0	82.4
Japanese pension gain	—	(84.4)	—	(84.4)

Operating income	60.0	244.6	298.2	492.1

Interest income	3.1	3.8	7.5	5.7
Interest expense	(30.7)	(26.8)	(61.6)	(54.0)
Equity income	12.5	16.3	28.3	34.1
Miscellaneous — net	(10.9)	(6.2)	(15.5)	(30.9)

Other income (expense)	(26.0)	(12.9)	(41.3)	(45.1)

Income from continuing operations before income taxes and minority interests	34.0	231.7	256.9	447.0

Income tax (benefit) provision	(31.9)	65.5	13.8	109.8
Minority interests in net earnings of subsidiaries	12.1	18.7	33.1	34.2

Income from continuing operations	53.8	147.5	210.0	303.0

Income from discontinued operations, net of income taxes	3.9	10.2	16.1	19.2
Gain on sale of discontinued operations, net of income taxes	144.8	—	144.8	—

Net income	$202.5	$157.7	$370.9	$322.2

Earnings available for common shareholders	$202.5	$157.7	$370.9	$320.4

Earnings per share from continuing operations
Basic	$0.28	$0.78	$1.10	$1.63

Diluted	$0.28	$0.77	$1.08	$1.57

Earnings per share
Basic	$1.06	$0.83	$1.94	$1.73

Diluted	$1.04	$0.82	$1.91	$1.67

*	Products and systems consist of Seating & Interiors products and systems, Battery Group products and Controls Group installed systems. Services are Controls Group technical and facility management services.

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Operating Activities

Net income	$202.5	$157.7	$370.9	$322.2
Gain and income from discontinued operations	(148.7)	(10.2)	(160.9)	(19.2)

Income from continuing operations	53.8	147.5	210.0	303.0

Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation	162.4	141.8	320.4	281.2
Amortization of intangibles	5.6	4.5	11.6	9.4
Equity in earnings of partially-owned affiliates, net of dividends received	(10.6)	(16.0)	(26.0)	(20.4)
Minority interests in net earnings of subsidiaries	12.1	18.7	33.1	34.2
Deferred income taxes	(95.2)	45.5	(95.6)	52.7
Japanese pension settlement gain	—	(84.4)	—	(84.4)
Non cash restructuring costs	45.8	6.6	45.8	6.6
Other	4.6	(14.0)	3.3	(11.3)
Changes in working capital, excluding acquisitions and divestitures of businesses
Receivables	(481.9)	(292.5)	(234.2)	(125.7)
Inventories	13.9	3.3	(0.4)	13.1
Other current assets	(24.9)	(26.6)	(65.7)	3.9
Restructuring reserves	164.2	65.7	164.2	65.7
Accounts payable and accrued liabilities	397.7	295.6	114.1	(74.8)
Accrued income taxes	(81.9)	(10.0)	(65.2)	33.7
Billings in excess of costs and earnings on uncompleted contracts	16.4	(1.4)	31.5	12.2

Cash provided by operating activities	182.0	284.3	446.9	499.1

Investing Activities
Capital expenditures	(149.5)	(211.0)	(292.0)	(408.3)
Sale of property, plant and equipment	3.7	9.6	7.9	18.5
Acquisition of business, net of cash acquired	—	—	(33.1)	(36.6)
Proceeds from sale of discontinued operations	687.2	—	687.2	—
Recoverable customer engineering expenditures	(8.7)	5.4	(12.0)	(43.7)
Changes in long-term investments	35.8	(7.2)	28.2	(2.0)

Cash provided (used) by investing activities	568.5	(203.2)	386.2	(472.1)

Financing Activities
(Decrease) increase in short-term debt — net	(522.7)	(61.3)	(434.2)	506.0
Increase in long-term debt	10.1	67.1	13.5	117.0
Repayment of long-term debt	(21.6)	(106.7)	(98.3)	(530.6)
Payment of cash dividends	(92.1)	(79.9)	(95.7)	(85.3)
Other	8.3	23.3	19.5	30.1

Cash (used) provided by financing activities	(618.0)	(157.5)	(595.2)	37.2

Cash (used) provided by discontinued operations	(22.8)	0.2	(57.2)	26.1

Increase (decrease) in cash and cash equivalents	$109.7	($76.2)	$180.7	$90.3

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statements

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

In February 2005, the Company completed the sale of its engine electronics business, included in Seating & Interiors – Europe to Valeo for approximately €323 million, or about $427 million. This non-core business was acquired in fiscal 2002 from Sagem SA. The sale of the engine electronics business resulted in a gain of approximately $90 million ($57 million after tax), net of related costs.

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

The following summarizes the revenues, expenses and related gain on sale of the discontinued operations:

	Engine Electronics (1)				Johnson Controls World Services, Inc. (2)
	Three Months		Six Months		Three Months		Six Months
	Ended March 31,		Ended March 31,		Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Net sales	$80.9	$109.4	$199.7	$200.6	$185.3	$204.2	$340.4	$354.8
Cost of sales	72.4	93.8	172.3	169.4	175.1	187.8	318.6	328.0

Gross profit	8.5	15.6	27.4	31.2	10.2	16.4	21.8	26.8
Selling, general and administrative expenses	10.1	11.5	16.8	18.8	3.7	4.2	8.1	8.6

Operating (loss) income	(1.6)	4.1	10.6	12.4	6.5	12.2	13.7	18.2
Miscellaneous — net	—	—	—	—	1.2	1.3	1.4	1.4

Income (loss) before income taxes and minority interests	(1.6)	4.1	10.6	12.4	7.7	13.5	15.1	19.6
Provision (benefit) for income taxes	(0.6)	1.4	3.7	4.4	3.0	5.3	5.8	7.7
Minority interests	—	—	—	—	(0.2)	0.7	0.1	0.7

Net income (loss)	($1.0)	$2.7	$6.9	$8.0	$4.9	$7.5	$9.2	$11.2

Earnings (loss) per share from discontinued operations
Basic	($0.01)	$0.01	$0.03	$0.04	$0.03	$0.04	$0.05	$0.06

Diluted	($0.01)	$0.01	$0.03	$0.04	$0.03	$0.04	$0.05	$0.06

Earnings per share from gain on sale of discontinued operations
Basic	$0.30	—	$0.30	—	$0.46	—	$0.46	—

Diluted	$0.29	—	$0.30	—	$0.45	—	$0.45	—

(1)	Engine Electronics includes revenues and expenses through February 28, 2005, the effective date of the disposition.

(2)	World Services includes revenues and expenses through March 30, 2005, the effective date of disposition.
Assets of the engine electronics business as of the disposal date totaled $427 million, which consisted of goodwill ($154 million), accounts receivable ($100 million), property, plant and equipment — net ($69 million), other intangible assets — net ($59 million) and other miscellaneous assets ($45 million). Liabilities of the engine electronics business as of the disposal date totaled $90 million, which consisted of accounts payable ($82 million) and other miscellaneous liabilities ($8 million).

Assets of World Services as of the disposal date totaled $178 million, which consisted of accounts receivable ($127 million), goodwill ($30 million), property, plant and equipment — net ($10 million) and other miscellaneous assets ($11 million). Liabilities of World Services as of the disposal date totaled $54 million, which consisted of accounts payable ($32 million) and other miscellaneous liabilities ($22 million).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004
Net income, as reported	$202.5	$157.7	$370.9	$322.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.3	3.7	6.7	7.3

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.3)	(5.3)	(7.5)	(10.8)

Pro forma net income	$202.5	$156.1	$370.1	$318.7

Earnings per share
Basic — as reported	$1.06	$0.83	$1.94	$1.73

Basic — pro forma	$1.06	$0.82	$1.94	$1.71

Diluted — as reported	$1.04	$0.82	$1.91	$1.67

Diluted — pro forma	$1.04	$0.81	$1.91	$1.66

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

The changes in the carrying amount of goodwill for the six month period ended September 30, 2004 and the six month period ended March 31, 2005 were as follows:

	Seating and	Seating and	Seating and
	Interiors	Interiors	Interiors	Battery	Controls
(in millions)	N. America	Europe	Asia	Group	Group	Total
Balance as of March 31, 2004	$1,188.8	$1,021.4	$220.1	$311.8	$437.0	$3,179.1
Goodwill from business acquisitions	—	—	—	458.0	—	458.0
Currency translation	0.4	(1.0)	(4.8)	(4.7)	(0.8)	(10.9)
Other	—	4.3	(30.0)	(19.9)	(1.9)	(47.5)

Balance as of September 30, 2004	1,189.2	1,024.7	185.3	745.2	434.3	3,578.7
Goodwill from business acquisitions	—	—	—	—	9.0	9.0
Currency translation	0.4	59.6	13.5	13.4	14.1	101.0
Other	—	—	—	(2.0)	0.2	(1.8)

Balance as of March 31, 2005	$1,189.6	$1,084.3	$198.8	$756.6	$457.6	$3,686.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	March 31, 2005			September 30, 2004			March 31, 2004
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$234.6	$(94.9)	$139.7	$224.5	$(85.0)	$139.5	$219.7	$(77.4)	$142.3
Unpatented technology	32.6	(6.0)	26.6	31.7	(4.9)	26.8	31.8	(3.8)	28.0
Customer relationships	80.3	(6.8)	73.5	83.9	(5.6)	78.3	72.6	(4.2)	68.4
Miscellaneous	10.4	(8.0)	2.4	10.8	(7.5)	3.3	10.8	(6.8)	4.0

Total amortized intangible assets	357.9	(115.7)	242.2	350.9	(103.0)	247.9	334.9	(92.2)	242.7
Unamortized intangible assets
Trademarks	38.4	—	38.4	37.1	—	37.1	12.4	—	12.4
Pension asset	6.2	—	6.2	6.0	—	6.0	8.9	—	8.9

Total unamortized intangible assets	44.6	—	44.6	43.1	—	43.1	21.3	—	21.3

Total intangible assets	$402.5	$(115.7)	$286.8	$394.0	$(103.0)	$291.0	$356.2	$(92.2)	$264.0

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

In response to comments raised by the Staff of the Securities and Exchange Commission, the Company is revising its segment disclosure. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments in other notes to the Consolidated Financial Statements, primarily Note 9 — Goodwill and Other Intangible Assets. In addition, Note 12 — Income Taxes, Note 13 — Restructuring Costs and Note 15 — Contingencies, were amended to address additional comments from the Staff of the Securities and Exchange Commission.

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

Management’s evaluation of the performance of the Company’s reportable segments excludes discontinued operations, significant restructuring costs and other significant non-recurring gains or losses. Financial information relating to the Company’s reportable segments were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004
Net Sales
Controls Group	$1,432.5	$1,315.6	$2,809.8	$2,571.9
Seating & Interiors — North America	2,338.2	2,208.4	4,598.3	4,479.9
Seating & Interiors — Europe	2,282.4	1,993.2	4,433.7	3,776.7
Seating & Interiors — Asia	367.9	272.6	679.4	514.8
Battery Group	679.6	516.7	1,399.8	1,105.5

Total	$7,100.6	$6,306.5	$13,921.0	$12,448.8

Operating Income
Controls Group (1)	$51.1	$43.2	$86.7	$91.8
Seating & Interiors — North America (2)	84.6	127.9	161.1	256.2
Seating & Interiors — Europe (3)	59.4	18.4	85.1	14.4
Seating & Interiors — Asia (4)	8.4	7.2	15.6	10.9
Battery Group (5)	66.5	45.9	159.7	116.8

Total	270.0	242.6	508.2	490.1

Restructuring costs	(210.0)	(82.4)	(210.0)	(82.4)
Japanese pension gain	—	84.4	—	84.4

Consolidated Operating Income	$60.0	$244.6	$298.2	$492.1

(1)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the three and six months ended March 31, 2005 and 2004, respectively.

(2)	Seating & Interiors — North America operating income excludes $11.9 and $5.1 million of restructuring costs for the three and six months ended March 31, 2005 and 2004, respectively.

(3)	Seating & Interiors — Europe operating income excludes $129.6 and $51.1 million of restructuring costs for the three and six months ended March 31, 2005 and 2004, respectively.

(4)	Seating & Interiors — Asia operating income excludes $0.4 million of restructuring costs for the three and six months ended March 31, 2005 and a pension gain of $84.4 million for the three and six months ended March 31, 2004.

(5)	Battery Group operating income excludes $16.8 and $12.9 million of restructuring costs for the three and six months ended March 31, 2005 and 2004, respectively.
12.	Income Taxes

The Company’s estimated annualized base effective income tax rate for continuing and discontinued operations for the three months ended March 31, 2005, declined to 26.5% from 29.0% for the prior year period due to continuing global tax planning initiatives. The current quarter base effective tax rate benefited from a $69 million tax benefit due to a change in tax status of a German subsidiary, partially offset by an increase in the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The Company’s estimated base effective tax rate for the six months ended March 31, 2005, further benefited from an additional $11.5 million tax benefit due to a change in tax status of a French subsidiary. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the German and French entities from controlled foreign corporations (i.e. taxable entities) to branches (i.e. flow through entities similar to a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The prior year six month period ended March 31, 2004 benefited from a $17 million favorable tax settlement related to prior periods.

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

In the second quarter of fiscal year 2005, the Company executed a restructuring plan (2005 Plan) involving cost structure reduction actions and recorded a $210 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These restructuring charges include workforce reductions of approximately 3,100 employees within the Seating & Interiors and the Battery Groups, and 800 employees in the Controls Group. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. In addition, the 2005 Plan includes eight plant closures within the Seating & Interiors and the Battery Groups, and four plant closures within the Controls Group. The write downs of the long-lived assets associated with the plant closures were determined using a discounted cash flow analysis. The Seating &

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Interiors and the Battery Groups actions are primarily concentrated in Europe, while the Controls Group restructuring actions involve activities in both North America and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities are expected to be completed within one year.

The Company recorded the restructuring charge as a result of management’s ongoing review of the Company’s cost structure, the sharp increase in commodity costs, and the current economic difficulties facing some of our most significant customers. Company management is continually analyzing our businesses for opportunities to consolidate current operations and to locate our facilities in low cost countries in close proximity to our customers. This ongoing analysis includes the review of our manufacturing, engineering and purchasing operations as well as our overall company footprint. As a result of the 2005 Plan, the Company anticipates annual savings of approximately $135 million beginning in fiscal year 2006.

The following table summarizes the Company’s 2005 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

				Balance at
	Original	Utilized		March 31,
(in millions)	Reserve	Cash	Noncash	2005
Employee severance and termination benefits	$139.3	—	—	$139.3
Write down of long-lived assets (1)	45.8	—	($45.8)	—
Other	24.9	—	—	24.9

	$210.0	—	($45.8)	$164.2

(1)	Write down of long-lived assets includes $36.6 million related to the Seating & Interiors — Europe, $7.1 million related to the Battery Group, and $2.1 million related to the Controls Group.
Included within Other are exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs of the restructuring plan.

In the second quarter of fiscal year 2004, the Company executed a restructuring plan (2004 Plan) involving cost structure improvement actions and recorded an $82.4 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These charges primarily related to workforce reductions of approximately 1,500 employees in the Seating & Interiors and Battery Groups and 470 employees in the Controls Group. In addition, the 2004 Plan called for four plants within the Seating & Interiors Group to be consolidated. Through March 31, 2005, approximately 1,240 employees from the Seating & Interiors and Battery Groups and all impacted employees from the Controls Group have been separated from the Company. A significant portion of the Seating & Interiors and Battery Group actions were concentrated in Europe. The Controls Group restructuring actions involved activities in both North America and Europe. The remaining restructuring activities are expected to be completed during fiscal year 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
As discussed in Note 11 to the condensed consolidated financial statements, the Company has restated its segment disclosures for each of the three- and six-month periods ended March 31, 2005 and 2004 to reflect a revision of its reportable segments.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 6, 2005, except for Note 11, as to which the date is August 9, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In response to comments raised by the Staff of the Securities and Exchange Commission, Johnson Controls, Inc. (the Company) has revised its segment disclosure included in Note 11 to the Consolidated Financial Statements. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). In addition, MD&A was revised as the result of comments from the Staff requesting additional disclosures or clarification of previously filed disclosures.
The following MD&A should be read in conjunction with the September 30, 2004 consolidated financial statements and notes thereto, along with the MD&A included in the Company’s Amended 2004 Annual Report on Form 10-K/A.
Except where noted, the following MD&A excludes the discontinued operations of the engine electronic business and the Johnson Controls World Services, Inc. subsidiary (World Services), as discussed in Note 3 to the Consolidated Financial Statements.
Comparison of Operating Results for the Three Month Periods ended March 31, 2005 and 2004
Sales
The Company’s net sales for the three month periods ended March 31, 2005 and 2004 were as follows:

			%
(in millions)	2005	2004	change
Controls Group	$1,432.5	$1,315.6	9%
Seating & Interiors — North America	2,338.2	2,208.4	6%
Seating & Interiors — Europe	2,282.4	1,993.2	15%
Seating & Interiors — Asia	367.9	272.6	35%
Battery Group	679.6	516.7	32%

Total	$7,100.6	$6,306.5	13%

Consolidated net sales in the second quarter of fiscal 2005 were $7.1 billion, increasing 13% above the prior year period sales of $6.3 billion. Growth was achieved by all segments.
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
Seating & Interiors — North America
Seating & Interiors — North America sales in the second quarter of fiscal 2005 increased 6% to $2.3 billion in the current year versus the prior year period of $2.2 billion due primarily to new business awards and a favorable mix of vehicle sales compared to the estimated 1% decrease in the industry’s domestic vehicle production.
Seating & Interiors — Europe
Seating & Interiors — Europe sales in the second quarter of fiscal 2005 increased 15% to $2.3 billion in the current year compared to the prior year of $2.0 billion. Excluding the impact of currency translation, European sales were up 9%. The growth was primarily attributable to new contract awards in the current year. This increase was favorable to the estimated slight decrease in the European industry vehicle production.
Seating & Interiors — Asia
Seating & Interiors — Asia sales increased 35% in comparison to the prior year, due to higher volumes across all regions and the favorable impact of currency translation. Excluding the impact of currency translation, Asian sales were up 32% versus the prior year.
Battery Group
Automotive battery sales increased 32% compared to the second quarter of the prior year primarily due to the acquisition of the remaining interest in the Company’s Latin American battery joint venture in the fourth quarter of fiscal 2004, which added sales of $74 million. Excluding the impact of the acquisition and the positive effect of foreign currency exchange, automotive battery sales increased 15% primarily due to the pass through of higher lead costs and higher unit volumes.

Operating Income
The Company’s operating income for the three month periods ended March 31, 2005 and 2004 was as follows:

			%
(in millions)	2005	2004	change
Controls Group (1)	$51.1	$43.2	18%
Seating & Interiors — North America (2)	84.6	127.9	-34%
Seating & Interiors — Europe (3)	59.4	18.4	223%
Seating & Interiors — Asia (4)	8.4	7.2	17%
Battery Group (5)	66.5	45.9	45%

Total	$270.0	$242.6	11%

Restructuring costs	(210.0)	(82.4)
Japanese pension gain	—	84.4

Consolidated operating income	$60.0	$244.6

(1)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the three months ended March 31, 2005 and 2004, respectively.

(2)	Seating & Interiors — North America operating income excludes $11.9 and $5.1 million of restructuring costs for the three months ended March 31, 2005 and 2004, respectively.

(3)	Seating & Interiors — Europe operating income excludes $129.6 and $51.1 million of restructuring costs for the three months ended March 31, 2005 and 2004, respectively.

(4)	Seating & Interiors — Asia operating income excludes $0.4 million of restructuring costs for the three months ended March 31, 2005 and a pension gain of $84.4 million for the three months ended March 31, 2004.

(5)	Battery Group operating income excludes $16.8 and $12.9 million of restructuring costs for the three months ended March 31, 2005 and 2004, respectively.
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
Controls Group
Controls Group operating income in the second quarter increased $8 million (excluding $51 million of restructuring costs) from the prior period operating income of $43 million (excluding $13 million in restructuring costs). The increase was due to higher gross profits in both North America and Europe, which were partially offset by higher SG&A expenses. North American gross profits increased primarily due to strong growth in higher margin systems and services business compared to the growth in lower margin facility management sales. Both North America and European results benefited from operational and process efficiency improvements within the branch network. SG&A increased primarily due to an acquisition that added $8 million of expense to the period.
Seating & Interiors — North America
Seating & Interiors — North America operating income was $85 million (excluding $12 million of restructuring costs), compared to the prior period operating income of $128 million (excluding $5 million of restructuring costs). The decrease was primarily due to continued price reductions, material cost increases, and unfavorable mix compared to industry production, partially offset by operational cost savings and lower engineering expenses.
Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $36 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
The segment experienced commodity cost increases, primarily steel, resin and chemicals, of approximately $31 million compared to the prior year. The Company continues to address the rising commodity costs in the region through negotiations with both its customers and suppliers.
The Company expects the commodity cost pressures to continue in the third and fourth quarter of 2005, with increased pressure from Tier 2 and Tier 3 suppliers partially offset by the Company’s direct purchase initiatives. The Company intends to modify the duration and terms of its direct buy material contracts to address potential future increases.
SG&A expenses decreased $24 million in the period primarily due to lower net engineering expenses.
Seating & Interiors — Europe
Seating & Interiors — Europe operating income was $59 million (excluding $130 million of restructuring costs), compared to the prior period operating income of $18 million (excluding $51 million of restructuring costs). The $41 million increase ($36 million increase excluding the positive effects of foreign currency translation) was due to increased volumes of higher margin interior systems and improved launch execution and reduced engineering expense, partially offset by price reductions and commodity cost increases. The current period also benefited from a lower number of new vehicle launches compared to the prior year.
Implemented cost reductions, operational efficiencies and the higher sales mix of mature vehicle programs exceeded incremental sales price reductions by approximately $30 million in the period. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
The incremental effect of commodity costs totaled approximately $7 million in the period. The increases were less than those incurred in North America due to the timing of contract renewals and variations in certain terms of the agreements and higher commercial recoveries. SG&A expenses decreased approximately $13 million compared to the prior period primarily due to lower net engineering expenses.

Seating & Interiors — Asia
Seating & Interiors — Asia operating income in the second quarter of fiscal 2005 increased $1 million to $8 million from $7 million for the prior period. The increase was primarily due to higher sales mix of mature vehicle programs and currency translation.
Battery Group
Automotive battery operating income increased $21 million to $67 million, a 45% compared to the second quarter of the prior year. The increase was primarily due to the acquisition of the remaining interest in the Company’s Latin American battery joint venture in the fourth quarter of fiscal 2004, which added $7 million of operating income in the period, offset by higher commodity costs of approximately $7 million. Higher unit volume and the benefits of European integration activities also contributed to the increased operating income experienced by the segment.
Restructuring Costs
In the second quarter of fiscal year 2005, the Company executed a restructuring plan (2005 Plan) involving cost structure reduction actions and recorded a $210 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These restructuring charges include workforce reductions of approximately 3,100 employees within the Seating & Interiors and the Battery Groups, and 800 employees in the Controls Group. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. In addition, the 2005 Plan includes eight plant closures within the Seating & Interiors and the Battery Groups, and four plant closures within the Controls Group. The write downs of the long-lived assets associated with the plant closures were determined using a discounted cash flow analysis. The Seating & Interiors and the Battery Groups’ actions are primarily concentrated in Europe, while the Controls Group restructuring actions involve activities in both North America and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities are expected to be completed within one year.
The Company recorded the restructuring charge as a result of management’s ongoing review of the Company’s cost structure, the sharp increase in commodity costs, and the current economic difficulties facing some of our most significant customers. Company management is continually analyzing our businesses for opportunities to consolidate current operations and to locate our facilities in low cost countries in close proximity to our customers. This ongoing analysis includes the review of our manufacturing, engineering and purchasing operations as well as our overall company footprint. As a result of the 2005 Plan, the Company anticipates annual savings of approximately $135 million beginning in fiscal year 2006.
The following table summarizes the Company’s 2005 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

				Balance at
	Original	Utilized		March 31,
(in millions)	Reserve	Cash	Noncash	2005
Employee severance and termination benefits	$139.3	—	—	$139.3
Write down of long-lived assets (1)	45.8	—	($45.8)	—
Other	24.9	—	—	24.9

	$210.0	—	($45.8)	$164.2

(1)	Write down of long-lived assets includes $36.6 million related to the Seating & Interiors — Europe, $7.1 million related to the Battery Group, and $2.1 million related to the Controls Group.
Included within Other are exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs of the restructuring plan.
In the second quarter of fiscal year 2004, the Company executed a restructuring plan (2004 Plan) involving cost structure improvement actions and recorded an $82.4 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These charges primarily related to workforce reductions of approximately 1,500 employees in the Seating & Interiors and Battery Groups and 470 employees in the Controls Group. In addition, the 2004 Plan called for four plants within the Seating & Interiors Group to be consolidated. Through March 31, 2005, approximately 1,240 employees from the Seating & Interiors and Battery Groups and all impacted employees from the Controls Group have been separated from the Company. A significant portion of the Seating & Interiors and Battery Group actions were concentrated in Europe. The Controls Group restructuring actions involved activities in both North America and Europe. Approximately $10 million of the reserve was utilized in the current quarter ended March 31,2005. The remaining restructuring activities are expected to be completed during fiscal year 2005.
Other Income/Expense
Net interest expense increased from the prior year period primarily as a result of higher interest rates in the current period. Equity income for the three months ended March 31, 2005 decreased approximately $4 million compared to the prior year period primarily due to lower earnings at certain Seating & Interiors joint ventures in China. Miscellaneous – net expense in the current quarter increased approximately $5 million from the prior year period as a result of foreign currency losses in the current period compared to foreign currency gains in the prior period.
Provision for Income Taxes
The Company’s estimated base effective income tax rate for continuing and discontinued operations for the three month period ended March 31, 2005 declined to 26.5% from 29.0% for the prior year due to continuing global tax planning initiatives. The Company benefited in the current quarter from a $69 million tax benefit due to a change in tax status of a German subsidiary, partially offset by an increase in the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries (primarily German and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the German subsidiary for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of this investment. This election changed the tax status of the German entity from a controlled foreign corporation (i.e. taxable entity) to a branch (i.e. flow through entity similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The estimated annualized effective tax rate for income from discontinued operations was 39% and 35.4% for World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries in the current quarter decreased from the prior year. The decrease was primarily due to lower earnings at certain Seating & Interiors joint ventures in North America.
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
Comparison of Operating Results for the Six Month Periods ended March 31, 2005 and March 31, 2004
Sales
The Company’s consolidated net sales for the six month periods ended March 31, 2005 and 2004 were as follows:

			%
(in millions)	2005	2004	change
Controls Group	$2,809.8	$2,571.9	9%
Seating & Interiors — North America	4,598.3	4,479.9	3%
Seating & Interiors — Europe	4,433.7	3,776.7	17%
Seating & Interiors — Asia	679.4	514.8	32%
Battery Group	1,399.8	1,105.5	27%

Total	$13,921.0	$12,448.8	12%

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
Seating & Interiors — North America
Seating & Interiors — North America sales increased 3% above the prior year, despite the decline in domestic vehicle production in the period. The slight increase reflects new business and involvement in platforms where demand year-over-year was above the industry average.
Seating & Interiors — Europe
Seating & Interiors— Europe sales increased 17% above the prior year amount of $3.8 billion. Excluding the impact of currency translation, European segment sales for the six months ended March 31, 2005 grew 10% above the prior year period. Despite the slight decrease in the European light vehicle production during the first half of fiscal 2005, sales increased 10% due primarily to new contract awards.
Seating & Interiors — Asia
Seating & Interiors — Asia sales increased 32% percent to $679 million from the prior years $515 million. The increase in sales is due to higher volumes across all major regions and the favorable impact of foreign currency translation.
Battery Group
Battery Group sales increased 27% to $1.4 billion from the prior years $1.1 billion. North American battery sales increased 34% from the prior year period, reflecting the acquisition of the Company’s remaining interest in the Latin American battery joint venture in the fourth quarter of fiscal year 2004. Excluding the effect of the acquisition that added approximately $150 million, battery sales increased 13% compared to the prior year period primarily due to the pass through of higher lead costs and higher unit volumes. European battery sales, excluding the favorable impact of foreign currency translation, increased 9% over the prior year period primarily due the pass through of higher lead costs and higher unit volumes.

Operating Income
The Company’s operating income for the six month periods ended March 31, 2005 and 2004 was as follows:

			%
(in millions)	2005	2004	change
Controls Group(1)	$86.7	$91.8	-6%
Seating & Interiors — North America(2)	161.1	256.2	-37%
Seating & Interiors — Europe(3)	85.1	14.4	*
Seating & Interiors — Asia(4)	15.6	10.9	43%
Battery Group(5)	159.7	116.8	37%

Total	$508.2	$490.1	4%

Restructuring costs	(210.0)	(82.4)
Japanese pension gain	—	84.4

Consolidated operating income	$298.2	$492.1

*	Metric not meaningful.

(1)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the six months ended March 31, 2005 and 2004, respectively.

(2)	Seating & Interiors — North America operating income excludes $11.9 and $5.1 million of restructuring costs for the six months ended March 31, 2005 and 2004, respectively.

(3)	Seating & Interiors — Europe operating income excludes $129.6 and $51.1 million of restructuring costs for the six months ended March 31, 2005 and 2004, respectively.

(4)	Seating & Interiors — Asia operating income excludes $0.4 million of restructuring costs for the six months ended March 31, 2005 and a pension gain of $84.4 million for the six months ended March 31, 2004.

(5)	Battery Group operating income excludes $16.8 and $12.9 million of restructuring costs for the six months ended March 31, 2005 and 2004, respectively.
Consolidated operating income for the first six months of fiscal 2005 was $298 million, down from the prior year’s $492 million. Included in the current six month period’s operating income was $210 million of restructuring costs, compared to the prior year six month period which included $82 million of restructuring costs and an $84 million Japanese pension gain.
Controls Group
Controls Group operating income was $87 million (excluding $51 million of restructuring costs) for the first six months of fiscal 2005, down $5 million from the prior period operating income of $92 million (excluding $13 million of restructuring costs). The decrease was due to North American SG&A expenses, which were partially offset by higher gross profits in both North America and Europe. North American gross profit increased primarily due to strong growth in systems and technical services business compared to the growth in lower margin facility management sales and realization of benefits from operational and process efficiency improvements within the branch network. European gross profits were also higher due to cost reductions and higher facility management sales. Higher SG&A expenses in North America were primarily due to an acquisition in the first quarter of fiscal year 2005, which added approximately $16 million in expense.
Seating & Interiors — North America
Seating & Interiors — North America operating income was $161 million (excluding $12 million of restructuring costs), compared to the prior period operating income of $256 million (excluding $5 million of restructuring costs). The decrease of $95 million was primarily due to continued price reductions, material cost increases, and unfavorable mix compared to industry production, partially offset by operational cost savings and lower engineering expenses.
Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $79 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
The segment experienced commodity cost increases, primarily steel, resin and chemicals, of approximately $67 million compared to the prior year. The Company continues to address the rising commodity costs in the region through negotiations with both its customers and suppliers. In order to address future increases, the Company intends to modify the duration and terms of its direct material buy contracts. The Company expects these commodity cost pressures on gross profit to continue in the third and fourth quarter of fiscal 2005, with increased pressure from Tier 2 and Tier 3 suppliers partially offset by the Company’s direct purchase initiatives.
SG&A expenses decreased $51 million in the period primarily due to lower net engineering expenses.
Seating & Interiors — Europe
Seating & Interiors — Europe operating income was $85 million (excluding $130 million of restructuring costs), compared to the prior period operating income of $14 million (excluding $51 million of restructuring costs) due to increased volumes of higher margin interior systems, improved launch efficiencies, fewer overall launches, and operational improvements that more than offset the price and commodity pressures. Excluding the positive effects of currency translation, operating income increased $64 million.
Implemented cost reductions, operational efficiencies and the higher sales mix of mature vehicle programs exceeded the incremental sales price reductions by approximately $48 million in the period. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
The incremental effect of commodity costs totaled approximately $11 million in the period. The increases were less than those incurred in North America due to the timing of the contract renewals and variations in certain terms of the agreements. SG&A expenses declined approximately $27 million primarily due to lower net engineering expenses.
Seating & Interiors — Asia
Seating & Interiors — Asia operating income increased 43 percent in comparison to the prior year, due to higher volumes across all regions and the favorable impact of currency translation.

Battery Group
Automotive battery operating income increased 37 percent compared to the second quarter of the prior year primarily due to the acquisition of the remaining interest in the Company’s Latin American battery joint venture in the fourth quarter of fiscal 2004, which added $17 million, partially offset by higher commodity costs of approximately $5 million. Higher unit volume and the benefits of European integration activities also contributed to the increased operating income experienced by the segment.
Other Income/Expense
Net interest expense increased from the prior year six month period primarily as a result of higher interest rates in the current period. Equity income for the six months ended March 31, 2005 decreased approximately $6 million compared to the prior year period primarily due to lower earnings at certain Seating & Interiors joint ventures in China, partially offset by higher earnings at certain Seating & Interiors joint ventures in North America. Miscellaneous — net expense in the current six month period decreased approximately $15 million from the prior year period. The decrease primarily reflects lower non-recurring litigation expense, lower foreign currency losses and gains on the disposition of assets in the current period compared to losses in the prior year period.
Provision for Income Taxes
The Company’s estimated base effective income tax rate for continuing and discontinued operations for the six month period ended March 31, 2005 declined to 26.5%, from 29.0% for the prior year period due to continuing global tax planning initiatives. The Company benefited in the current six month period from an $80 million tax benefit due to a changes in the tax status of a German and a French subsidiary, partially offset by an increase in the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the German and French entities from controlled foreign corporations (i.e. taxable entities) to branches (i.e. flow through entities similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The prior year six month period benefited from a $17 million favorable tax settlement.
The Company used an effective rate for income from discontinued operations for all periods of 39% and 35.4% for World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries in the first six months of fiscal year 2005 decreased slightly from the prior year period. The slight decrease was primarily due to lower earnings at certain Seating & Interiors joint ventures in North America, partially offset by higher earnings at certain Seating & Interiors joint ventures in Asia.

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
Full Year Outlook
The Company has increased its full year guidance for consolidated sales growth, adjusted its guidance for operating margin and confirmed its guidance for operating income and income from continuing operations. The guidance focuses on the performance of ongoing operations of the business, and therefore excludes special items such as restructuring costs, gains from business divestitures, the 2005 tax credit and the 2004 Japanese pension gain. Management expects consolidated sales growth to increase 10 to 12% for both the Automotive Group (which includes Seating & Interiors and Battery Group) and the Controls Group, compared to previously issued guidance of 8 to 10%. For the Automotive Group, operating margin is expected to be flat compared to previously issued guidance of improving slightly due to pricing pressures, higher commodity costs and vehicle production uncertainties. These uncertainties could cause the Company’s actual results to differ materially from the forecasted amounts. For the Controls Group, operating margin is expected to be flat compared to previously issued guidance of declining moderately due to higher than expected system sales. Management’s estimate for operating income remains unchanged and is projected to increase 10 to 12%. Income from continuing operations is expected to increase more than operating income, consistent with previously issued guidance.
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
Capital Expenditures
Capital spending for property, plant and equipment for the three month period ended March 31, 2005 was $150 million, down $61 million from the comparable prior year period. For the six month period ended March 31, 2005, capital spending was $292 million, down $116 million from the same period in the prior year. The majority of the current year spending was attributable to Seating & Interiors. Management has confirmed its estimate for fiscal 2005 capital expenditures of $725 to $775 million.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has certain subsidiaries, mainly located in Germany, Italy, Mexico, United Kingdom, Japan and Brazil, which have generated operating losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries. The Company’s long-lived asset impairment analyses indicate that assets of these countries are not impaired based on undiscounted cash flows. At March 31, 2005, the Company does not have any material assets whose recovery is at risk.
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
Evaluation of Disclosure Controls and Procedures
In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures that were in effect as of March 31, 2005 and identified the following material weakness:
•	A failure to ensure the proper application of SFAS 131 when identifying operating and reportable segments of the Company resulting in a restatement of the Company’s previously issued consolidated financial statements.
Solely as a result of this material weakness, the Company concluded that our disclosure controls and procedures were not effective as of September 30, 2004, December 31, 2004 or March 31, 2005.
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
Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as currently in effect, including the remedial action discussed above, and have concluded that, as of the date of this filing, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to March 31, 2005, the Company took the remedial actions described above.
PART II — OTHER INFORMATION
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
1/1/05 — 1/31/05
Purchases by Company	587	$60.15	—	—
Purchases by Citibank	—	—	—	$34,428,000
Total	587	$60.15	—	$34,428,000

2/1/05 — 2/28/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$34,530,000
Total			—	$34,530,000

3/1/05 — 3/31/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$40,208,000
Total	—	—	—	$40,208,000

(1)	The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement as of the end of the period in question.
ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS
Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 26, 2005.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 39 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: August 9, 2005	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
10.S	Letter agreement dated November 29, 2004, amending Giovanni Fiori’s Executive Employment Agreement, relating to the Johnson Controls, Inc. Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).*

10.T	Stock Purchase Agreement, as amended through February 11, 2005, between Johnson Controls, Inc. and IAP Worldwide Services, Inc.*

10.U	Share Purchase Agreement, dated January 10, 2005, between Johnson Controls, Inc. and Valeo.*

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2005.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 9, 2005, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits were filed with the Form 10-Q as originally filed on May 6, 2005.