Form 10-Q
period 2005-06-30
JOHNSON CONTROLS INC
filed 2005-08-09
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock $.04 1/6 Par Value	192,541,000

JOHNSON CONTROLS, INC.
FORM 10-Q
June 30, 2005
REPORT INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, unaudited)

	June 30,	September 30,	June 30,
	2005	2004	2004
ASSETS
Cash and cash equivalents	$385.2	$169.5	$120.8
Accounts receivable — net	4,228.9	3,992.1	3,648.8
Costs and earnings in excess of billings on uncompleted contracts	300.5	271.8	274.5
Inventories	915.0	885.8	840.5
Assets of discontinued operations	—	579.8	561.2
Other current assets	895.2	774.5	763.3

Current assets	6,724.8	6,673.5	6,209.1

Property, plant and equipment — net	3,293.6	3,463.5	3,140.3
Goodwill — net	3,669.9	3,578.7	3,148.3
Other intangible assets — net	274.1	291.0	259.7
Investments in partially-owned affiliates	419.5	314.9	429.0
Other noncurrent assets	779.4	769.2	786.0

Total assets	$15,161.3	$15,090.8	$13,972.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$392.7	$813.3	$415.5
Current portion of long-term debt	220.9	226.8	21.8
Accounts payable	3,544.3	3,608.4	3,438.2
Accrued compensation and benefits	747.1	606.2	583.1
Accrued income taxes	27.3	47.1	62.9
Billings in excess of costs and earnings on uncompleted contracts	225.5	197.2	195.3
Liabilities of discontinued operations	—	228.5	184.7
Other current liabilities	1,124.1	875.6	876.3

Current liabilities	6,281.9	6,603.1	5,777.8

Long-term debt	1,632.1	1,630.6	1,834.7
Postretirement health and other benefits	158.5	164.1	167.4
Minority interests in equity of subsidiaries	142.9	267.2	248.6
Other noncurrent liabilities	1,168.8	1,219.5	1,026.3
Shareholders’ equity	5,777.1	5,206.3	4,917.6

Total liabilities and shareholders’equity	$15,161.3	$15,090.8	$13,972.4

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net sales
Products and systems*	$6,322.6	$5,755.4	$18,628.8	$16,733.4
Services*	739.5	720.2	2,354.3	2,191.0

	7,062.1	6,475.6	20,983.1	18,924.4

Cost of sales
Products and systems	5,570.1	5,014.2	16,486.2	14,600.4
Services	591.7	587.5	1,914.5	1,797.0

	6,161.8	5,601.7	18,400.7	16,397.4

Gross profit	900.3	873.9	2,582.4	2,527.0

Selling, general and administrative expenses	532.2	530.8	1,706.1	1,693.8
Restructuring costs	—	—	210.0	82.4
Japanese pension gain	—	—	—	(84.4)

Operating income	368.1	343.1	666.3	835.2

Interest income	4.9	3.3	12.4	9.0
Interest expense	(27.3)	(24.5)	(88.9)	(78.4)
Equity income	19.5	18.4	47.8	52.5
Miscellaneous — net	(8.5)	(20.7)	(24.0)	(51.7)

Other income (expense)	(11.4)	(23.5)	(52.7)	(68.6)

Income from continuing operations before income taxes and minority interests	356.7	319.6	613.6	766.6

Income tax provision	94.6	91.0	108.4	200.8
Minority interests in net earnings of subsidiaries	7.4	19.3	40.5	53.5

Income from continuing operations	254.7	209.3	464.7	512.3

Income from discontinued operations, net of income taxes	—	13.0	16.1	32.2
Gain on sale of discontinued operations, net of income taxes	—	—	144.8	—

Net income	$254.7	$222.3	$625.6	$544.5

Earnings available for common shareholders	$254.7	$222.3	$625.6	$542.7

Earnings per share from continuing operations
Basic	$1.33	$1.10	$2.43	$2.73

Diluted	$1.31	$1.08	$2.39	$2.66

Earnings per share
Basic	$1.33	$1.17	$3.27	$2.90

Diluted	$1.31	$1.15	$3.22	$2.83

*	Products and systems consist of Seating & Interiors products and systems, Battery Group products and Controls Group installed systems. Services are Controls Group technical and facility management services.
The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Operating Activities
Net income	$254.7	$222.3	$625.6	$544.5
Gain and income from discontinued operations	—	(13.0)	(160.9)	(32.2)

Income from continuing operations	254.7	209.3	464.7	512.3

Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation	144.4	139.9	464.8	421.1
Amortization of intangibles	5.4	4.5	17.0	13.9
Equity in earnings of partially-owned affiliates, net of dividends received	(13.7)	29.3	(39.7)	8.9
Minority interests in net earnings of subsidiaries	7.4	19.3	40.5	53.5
Deferred income taxes	88.5	15.7	(7.1)	68.4
Japanese pension settlement gain	—	—	—	(84.4)
Non cash restructuring costs	—	—	45.8	6.6
Other	18.5	10.8	21.8	(0.5)
Changes in working capital, excluding acquisitions and divestitures of businesses Receivables	(120.2)	(66.9)	(354.4)	(192.6)
Inventories	(61.7)	(39.3)	(62.1)	(26.2)
Other current assets	(13.5)	30.1	(79.2)	34.0
Restructuring reserves	(29.5)	(14.5)	134.7	51.2
Accounts payable and accrued liabilities	22.4	114.8	136.5	40.0
Accrued income taxes	46.8	(1.1)	(18.4)	32.6
Billings in excess of costs and earnings on uncompleted contracts	(4.4)	(7.7)	27.1	4.5

Cash provided by operating activities	345.1	444.2	792.0	943.3

Investing Activities
Capital expenditures	(104.3)	(186.2)	(396.3)	(594.5)
Sale of property, plant and equipment	2.8	3.9	10.7	22.4
Acquisition of business, net of cash acquired	(72.7)	—	(105.8)	(36.6)
Recoverable customer engineering expenditures	5.0	—	(0.9)	(43.7)
Proceeds from sale of discontinued operations	—	—	687.2	—
Changes in long-term investments	(137.9)	(19.7)	(115.8)	(21.7)

Cash (used) provided by investing activities	(307.1)	(202.0)	79.1	(674.1)

Financing Activities
Increase (decrease) in short-term debt — net	20.6	(241.0)	(413.6)	265.0
Increase in long-term debt	2.6	86.8	16.1	203.8
Repayment of long-term debt	(9.0)	(147.4)	(107.3)	(678.0)
Payment of cash dividends	(48.1)	(42.6)	(143.8)	(127.9)
Other	30.9	(1.0)	50.4	29.1

Cash used by financing activities	(3.0)	(345.2)	(598.2)	(308.0)

Cash (used) provided by discontinued operations	—	(2.6)	(57.2)	23.5

Increase (decrease) in cash and cash equivalents	$35.0	$(105.6)	$215.7	$(15.3)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Amended Annual Report on Form 10-K/A for the year ended September 30, 2004. The September 30, 2004 Consolidated Statement of Financial Position is derived from the audited financial statements, adjusted for discontinued operations (See Note 3). The results of operations for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results which may be expected for the Company’s 2005 fiscal year because of seasonal and other factors. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

2.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	June 30,	September 30,	June 30,
(in millions)	2005	2004	2004
Raw materials and supplies	$466.7	$483.8	$463.5
Work-in-process	143.6	137.0	117.1
Finished goods	332.9	292.8	286.7

FIFO inventories	943.2	913.6	867.3
LIFO reserve	(28.2)	(27.8)	(26.8)

Inventories	$915.0	$885.8	$840.5

3.	Discontinued Operations

In February 2005, the Company completed the sale of its engine electronics business, included in the Seating & Interiors – Europe segment, to Valeo for approximately €323 million, or about $427 million. This non-core business was acquired in fiscal 2002 from Sagem SA. The sale of the engine electronics business resulted in a gain of approximately $90 million ($57 million after tax), net of related costs and subject to certain adjustments. As part of the post-closing activities in the third quarter, the Company received a claim from Valeo seeking an adjustment to the above purchase price. The Company is in negotiations with Valeo regarding the claim; however the outcome cannot be determined at this time. To the extent the Company is required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
make an adjustment, it will be recognized as a charge, net of tax, in discontinued operations.

In March 2005, the Company completed the sale of its Johnson Controls World Services, Inc. subsidiary (World Services), included in the Controls Group segment, to IAP Worldwide Services, Inc. for approximately $260 million. This non-strategic business was acquired in fiscal 1989 from Pan Am Corporation. The sale of World Services resulted in a gain of approximately $144 million ($88 million after tax), net of related costs.

The following summarizes the revenues, expenses and related gain on sale of the discontinued operations:

	Engine Electronics (1)				Johnson Controls World Services, Inc. (2)
	Three Months		Nine Months		Three Months		Nine Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Net sales	—	$117.2	$199.7	$317.8	—	$199.5	$340.4	$554.3
Cost of sales	—	97.1	172.3	266.5	—	185.6	318.6	513.6

Gross profit	—	20.1	27.4	51.3	—	13.9	21.8	40.7
Selling, general and administrative expenses	—	9.0	16.8	27.8	—	3.4	8.1	12.0

Operating income	—	11.1	10.6	23.5	—	10.5	13.7	28.7
Miscellaneous — net	—	—	—	—	—	(0.9)	1.4	0.5

Income before income taxes and minority interests	—	11.1	10.6	23.5	—	9.6	15.1	29.2
Provision for income taxes	—	3.9	3.7	8.3	—	3.7	5.8	11.4
Minority interests	—	—	—	—	—	0.1	0.1	0.8

Net income	—	$7.2	$6.9	$15.2	—	$5.8	$9.2	$17.0

Earnings per share from discontinued operations
Basic	—	$0.04	$0.03	$0.08	—	$0.03	$0.05	$0.09

Diluted	—	$0.04	$0.03	$0.08	—	$0.03	$0.05	$0.09

Earnings per share from gain on sale of discontinued operations
Basic	—	—	$0.30	—	—	—	$0.46	—

Diluted	—	—	$0.30	—	—	—	$0.45	—

(1)	Engine Electronics includes revenues and expenses through February 28, 2005, the effective date of the disposition.

(2)	World Services includes revenues and expenses through March 30, 2005, the effective date of disposition.
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

Assets of World Services as of the disposal date totaled $178 million, which consisted of accounts receivable ($127 million), goodwill ($30 million), property, plant and equipment – net ($10 million) and other miscellaneous assets ($11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
million). Liabilities of World Services as of the disposal date totaled $62 million, which consisted of accounts payable ($40 million) and other miscellaneous liabilities ($22 million).

4.	Product Warranties

The Company provides warranties to certain of its customers depending upon the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. The Company has been increasingly offering discounts in lieu of warranties resulting in a decline in the overall warranty liability. A typical warranty program requires replacement of defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates. While warranty costs have historically been within calculated estimates, it is possible that future warranty costs could exceed those estimates. The Company’s product warranty liability is included in Other current liabilities in the Consolidated Statement of Financial Position.

The changes in the carrying amount of total product warranty liability for the nine month period ended June 30, 2005 were as follows:

(in millions)
Balance as of September 30, 2004	$65.2
Accruals for warranties issued during the period	26.0
Accruals related to pre-existing warranties (including changes in estimates)	(1.3)
Accruals from acquisition	0.8
Settlements made (in cash or in kind) during the period	(33.2)
Currency translation	(1.2)

Balance as of June 30, 2005	$56.3

5.	Research and Development

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within Selling, general and administrative expenses. Such expenditures amounted to approximately $216 million and $203 million for the three months ended June 30, 2005 and 2004, respectively. Expenditures of approximately $636 million and $655 million were recorded for the nine months ended June 30, 2005 and 2004, respectively.

A portion of the costs associated with these activities is reimbursed by customers, and totaled approximately $101 million and $69 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $274 million and $222 million for the nine months ended June 30, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6.	Stock-Based Compensation

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FAS 123.” In accordance with SFAS No. 148, the Company has adopted the fair value recognition provisions on a prospective basis and, accordingly, the expense recognized in the three and nine month periods ended June 30, 2005 represents a pro rata portion of the fiscal 2005, 2004 and 2003 grants which are earned over a three-year vesting period.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004
Net income, as reported	$254.7	$222.3	$625.6	$544.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5.0	3.7	11.7	11.1

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5.0)	(5.1)	(12.4)	(15.9)

Pro forma net income	$254.7	$220.9	$624.9	$539.7

Earnings per share
Basic — as reported	$1.33	$1.17	$3.27	$2.90

Basic — pro forma	$1.33	$1.16	$3.27	$2.88

Diluted — as reported	$1.31	$1.15	$3.22	$2.83

Diluted — pro forma	$1.31	$1.15	$3.22	$2.80

During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase common stock to some of its employees under various plans at prices equal to the market value of the stock on the dates the options were granted. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R to the first interim period of the first fiscal year beginning after June 15, 2005.

The Company has historically applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
nominal vesting approach, the Company recognizes compensation cost over the vesting period and, if the employee retires before the end of the vesting period, the Company recognizes any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123R, the Company will be required to apply a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach under SFAS 123, an approximate $4 million and $1 million reduction of pre-tax compensation cost would have been realized for the three months ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005 and 2004, additional pre-tax compensation cost of $2 million and $14 million, respectively, would have been recognized.

7.	Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004
Income Available to Common Shareholders
Net income	$254.7	$222.3	$625.6	$544.5
Preferred stock dividends, net of tax benefit	—	—	—	(1.8)

Basic income available to common shareholders	$254.7	$222.3	$625.6	$542.7

Net income	$254.7	$222.3	$625.6	$544.5

Effect of dilutive securities:
Compensation expense, net of tax benefit, arising from assumed conversion of preferred stock	—	—	—	(0.1)

Diluted income available to common shareholders	$254.7	$222.3	$625.6	$544.4

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	192.2	190.2	191.5	186.9

Effect of dilutive securities:
Stock options	2.2	2.7	2.6	3.1
Convertible preferred stock	—	—	—	2.5

Diluted weighted average shares outstanding	194.4	192.9	194.1	192.5

Antidilutive Securities
Options to purchase common shares	0.8	0.4	0.6	0.4
8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three month period ended September 30, 2004 and the nine month period ended June 30, 2005 were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Seating
		and	Seating	Seating
		Interiors -	and	and
	Controls	North	Interiors -	Interiors	Battery
(in millions)	Group	America	Europe	- Asia	Group	Total
Balance as of June 30, 2004	$421.7	$1,188.6	$1,012.4	$218.8	$306.8	$3,148.3
Goodwill from business acquisitions	—	—	—	—	458.0	458.0
Currency translation	14.5	0.6	14.9	(2.1)	0.4	28.3
Other	(1.9)	—	(2.6)	(31.4)	(20.0)	(55.9)

Balance as of September 30, 2004	434.3	1,189.2	1,024.7	185.3	745.2	3,578.7
Goodwill from business acquisitions	86.9	7.9	—	—	—	94.8
Currency translation	5.4	0.6	(12.6)	10.2	(2.8)	0.8
Other	(0.6)	(12.7)	—	2.7	6.2	(4.4)

Balance as of June 30, 2005	$526.0	$1,185.0	$1,012.1	$198.2	$748.6	$3,669.9

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	June 30, 2005			September 30, 2004			June 30, 2004
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$229.5	$(97.1)	$132.4	$232.1	$(85.8)	$146.3	$234.5	$(81.5)	$153.0
Unpatented technology	31.5	(6.3)	25.2	31.7	(4.9)	26.8	19.9	(3.5)	16.4
Customer relationships	75.9	(6.9)	69.0	76.3	(4.8)	71.5	70.6	(4.9)	65.7
Miscellaneous	9.9	(7.9)	2.0	10.8	(7.5)	3.3	10.7	(7.3)	3.4

Total amortized intangible assets	346.8	(118.2)	228.6	350.9	(103.0)	247.9	335.7	(97.2)	238.5
Unamortized intangible assets
Trademarks	39.6	—	39.6	37.1	—	37.1	12.4	—	12.4
Pension asset	5.9	—	5.9	6.0	—	6.0	8.8	—	8.8

Total unamortized intangible assets	45.5	—	45.5	43.1	—	43.1	21.2	—	21.2

Total intangible assets	$392.3	$(118.2)	$274.1	$394.0	$(103.0)	$291.0	$356.9	$(97.2)	$259.7

Amortization of other intangible assets for the nine month periods ended June 30, 2005 and 2004 was $17 million and $14 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of other intangible assets will average $21 million per year over the next five years.

9.	Guarantees

The Company has guaranteed the residual value related to the Company aircraft accounted for as synthetic leases. The guarantees extend through the lease maturity dates of September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values, not to exceed $53 million in aggregate. The Company has recorded a liability of approximately $2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
million within Other noncurrent liabilities and a corresponding amount within Other noncurrent assets in the Consolidated Statement of Financial Position relating to the Company’s obligation under the guarantees. These amounts are being amortized over the lives of the guarantees.

10.	Comprehensive Income

A summary of comprehensive income is shown below:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004
Net income	$254.7	$222.3	$625.6	$544.5
Realized and unrealized gains (losses) on derivatives	7.7	(0.5)	3.4	2.6
Foreign currency translation adjustments	(151.7)	(61.2)	(43.8)	121.8

Other comprehensive (loss) income	(144.0)	(61.7)	(40.4)	124.4

Comprehensive income	$110.7	$160.6	$585.2	$668.9

The unfavorable foreign currency translation adjustments (CTA) for the three months ended June 30, 2005 compared to the prior period was primarily due to the approximate 7% decrease in the euro compared to a 2% decrease in the euro for the same three month period a year ago. CTA for the nine months ended June 30, 2005 was unfavorable compared to the prior period primarily due to the approximate 1% decrease in the euro in the current period compared to an approximate 6% increase in the euro for the nine month period a year ago.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the Accumulated other comprehensive income account. A net gain of approximately $29 million and $13 million was recorded for the three month periods ending June 30, 2005 and 2004, respectively. Net losses of approximately $1 million and $31 million were recorded for the nine month periods ending June 30, 2005 and 2004, respectively.

11.	Segment Information

In the current quarter, the Company has revised its segment disclosure from two reportable segments to five reportable segments and has revised the prior periods to conform to the current period presentation. Due to this segment revision, the Company has also revised the previously reported amounts in Note 8 – Goodwill and Other Intangible Assets to conform to the new segment presentation.

The Company operates in three primary businesses, the Controls Group, the Seating & Interiors Group, and the Battery Group. The Controls Group provides facility systems and services including comfort, energy and security management for the non-residential buildings market. The Seating & Interiors Group designs and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Management’s evaluation of the performance of the Company’s reportable segments excludes discontinued operations, significant restructuring costs and other significant non-recurring gains or losses. Financial information relating to the Company’s reportable segments were as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004
Net Sales
Controls Group	$1,406.6	$1,320.8	$4,216.4	$3,892.7
Seating & Interiors — North America	2,203.3	2,318.4	6,801.6	6,798.3
Seating & Interiors — Europe	2,425.4	2,026.4	6,859.1	5,803.1
Seating & Interiors — Asia	361.6	275.4	1,041.0	790.2
Battery Group	665.2	534.6	2,065.0	1,640.1

Total	$7,062.1	$6,475.6	$20,983.1	$18,924.4

Operating Income
Controls Group (1)	$93.0	$67.8	$179.7	$159.6
Seating & Interiors — North America (2)	115.3	177.2	276.4	433.4
Seating & Interiors — Europe (3)	80.8	33.0	165.9	47.4
Seating & Interiors — Asia (4)	3.3	8.4	18.9	19.3
Battery Group (5)	75.7	56.7	235.4	173.5

Total	368.1	343.1	876.3	833.2

Restructuring costs	—	—	(210.0)	(82.4)
Japanese pension gain	—	—	—	84.4

Consolidated Operating Income	$368.1	$343.1	$666.3	$835.2

(1)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(2)	Seating & Interiors – North America operating income excludes $11.9 and $5.1 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(3)	Seating & Interiors – Europe operating income excludes $129.6 and $51.1 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(4)	Seating & Interiors – Asia operating income excludes $0.4 million of restructuring costs for the nine months ended June 30, 2005 and a pension gain of $84.4 million for the nine months ended June 30, 2004.

(5)	Battery Group operating income excludes $16.8 and $12.9 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12.	Income Taxes

The Company’s estimated annualized base effective income tax rate for continuing operations for the three months ended June 30, 2005, declined to 26.5% from 28.5% for the prior year period primarily due to continuing global tax planning initiatives. The Company’s base effective tax rate for the nine month period ended June 30, 2005 benefited from an $11.5 and $69 million tax benefit in the first and second quarters, respectively, due to a change in tax status of a French and a German subsidiary. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the German and French entities from controlled foreign corporations (i.e. taxable entities) to branches (i.e. flow through entities similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. These benefits were partially offset by an increase in the tax valuation allowance of $28 million related to second quarter restructuring charges for which no tax benefits were recorded in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The prior year nine month period ended June 30, 2004 benefited from a $17 million favorable tax settlement related to prior periods.

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

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. The Act allows the Company to repatriate an amount up to $560 million, which represents the cumulative undistributed earnings of foreign subsidiaries subject to the Act. The respective tax liability if the $560 million was repatriated would be approximately $30 million. The Company expects to be in a position to finalize its assessment by December 2005.

13.	Restructuring Costs

In the second quarter of fiscal year 2005, the Company executed a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These restructuring charges include workforce reductions of approximately 3,100 within Seating & Interiors and the Battery Group and 800 employees in the Controls Group. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2005, approximately 150 employees within Seating & Interiors and the Battery Group and 400 employees in the Controls Group have been separated from the Company. In addition, the 2005 Plan includes eight plant closures within the Seating & Interiors and the Battery Group and four plant closures within the Controls Group. The write downs of the long-lived assets associated with the plant closures were determined using a discounted cash flow analysis. The Seating & Interiors and the Battery Group actions are primarily concentrated in Europe, while the Controls Group restructuring actions involve activities in both North America and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities are expected to be completed by the end of the second quarter of fiscal year 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s 2005 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

				Balance at
	Original	Utilized		June 30,
(in millions)	Reserve	Cash	Noncash	2005
Employee severance and termination benefits	$139.3	(20.5)	—	$118.8
Write down of long-lived assets (1)	45.8	—	($45.8)	—
Other	24.9	(9.0)	(0.2)	15.7
Currency translation	—	—	(9.3)	(9.3)

	$210.0	($29.5)	($55.3)	$125.2

(1)	Write down of long-lived assets includes $36.6 million related to Seating & Interiors — Europe, $7.1 million related to the Battery Group, and $2.1 million related to the Controls Group.
Included within Other are exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs of the restructuring plan.

In the second quarter of fiscal year 2004, the Company executed a restructuring plan (2004 Plan) involving cost structure improvement actions and recorded an $82.4 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These charges primarily related to workforce reductions of approximately 1,500 employees within Seating & Interiors and the Battery Group and 470 employees in the Controls Group. In addition, the 2004 Plan called for four plants within Seating & Interiors to be consolidated. Through June 30, 2005, approximately 1,375 employees within Seating & Interiors and the Battery Group and all employees from the Controls Group have been separated from the Company. A significant portion of the Seating & Interiors and the Battery Group actions were concentrated in Europe. The Controls Group restructuring actions involved activities in both North America and Europe. The remaining restructuring activities are expected to be completed in the fourth quarter of fiscal year 2005.

The following table summarizes the Company’s 2004 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

	Balance at			Balance at
	September 30,	Utilized		June 30,
(in millions)	2004	Cash	Noncash	2005
Employee severance and termination benefits	$41.8	($21.5)	—	$20.3
Currency translation	(0.4)	—	($0.1)	(0.5)

	$41.4	($21.5)	($0.1)	$19.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
14. Retirement Plans
     The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are as follows:

	Pension
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months		Three Months		Nine Months		Nine Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$16.0	$14.3	$7.4	$6.9	$48.2	$42.9	$21.8	$20.6
Interest cost	22.2	20.5	10.0	10.0	66.8	61.5	29.6	29.7
Employee contributions	—	—	(0.7)	(1.1)	—	—	(2.3)	(3.2)
Expected return on plan assets	(26.1)	(26.0)	(7.6)	(6.6)	(78.1)	(78.0)	(22.6)	(19.7)
Amortization of transitional (obligation) asset	(0.5)	(0.7)	0.1	—	(1.5)	(2.1)	0.1	—
Amortization of net actuarial loss	4.8	2.6	1.6	0.9	14.6	7.8	5.0	2.6
Amortization of prior service cost	0.3	0.3	(0.2)	—	0.9	0.9	(0.4)	—
Recognition of unrealized loss associated with the transfer of the Japanese pension obligation	—	—	—	—	—	—	—	13.9

Net periodic benefit cost	$16.7	$11.0	$10.6	$10.1	$50.9	$33.0	$31.2	$43.9

	Postretirement Health and Other Benefits
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

Service cost	$1.4	$1.3	$4.2	$3.9
Interest cost	2.5	2.8	7.6	8.4
Amortization of net actuarial loss	0.2	0.3	0.6	0.9
Amortization of prior service cost	(0.6)	(0.6)	(1.8)	(1.8)

Net periodic benefit cost	$3.5	$3.8	$10.6	$11.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15.	Contingencies

The Company is involved in a number of proceedings relating to environmental matters. Although it is difficult to estimate the liability related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position. Costs related to such matters were not material to the periods presented.

In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ decisions. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. During the third quarter of 2005, the Company filed a motion for declaratory judgment, in which it seeks a ruling that one of its insurers breached its duty to defend, thus waiving its defenses against the Company’s environmental claims. The ultimate outcome cannot be determined at this time, however, the Company expects a decision on its motion within approximately six months.

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

16.	Subsequent Event

On July 1, 2005, the Company completed a transaction with Delphi to purchase their global battery business for approximately $202.5 million. In conjunction with the acquisition, the Company has received a global long-term contract to supply General Motors.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income and cash flows for each of the three- and nine-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 11 to the condensed consolidated financial statements, the Company has restated its segment disclosures for each of the three- and nine-month periods ended June 30, 2004 to reflect a revision of its reportable segments.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 9, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the current quarter, Johnson Controls, Inc. (the Company) has revised its segment disclosure included in Note 11 to the Consolidated Financial Statements from two reportable segments to five reportable segments. The prior periods have been revised to conform to the current period presentation.
The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the September 30, 2004 consolidated financial statements and notes thereto, along with the MD&A included in the Company’ Amended 2004 Annual Report on Form 10-K/A.
Except where noted, the following MD&A exclude the discontinued operations of the engine electronic business and the Johnson Controls World Services, Inc. subsidiary (World Services), as discussed in Note 3 to the Consolidated Financial Statements.
Comparison of Operating Results for the Three Month Periods ended June 30, 2005 and 2004
Sales
The Company’s net sales for the three month periods ended June 30, 2005 and 2004 were as follows:

			%
(in millions)	2005	2004	change

Controls Group	$1,406.6	$1,320.8	6%
Seating & Interiors — North America	2,203.3	2,318.4	-5%
Seating & Interiors — Europe	2,425.4	2,026.4	20%
Seating & Interiors — Asia	361.6	275.4	31%
Battery Group	665.2	534.6	24%

Total	$7,062.1	$6,475.6	9%

Consolidated net sales in the third quarter of fiscal 2005 were $7.1 billion, increasing 9% above the prior year period sales of $6.5 billion.
Controls Group
Controls Group sales in the current period were $1.4 billion, 6% above the $1.3 billion in the prior year period. Excluding the impact of currency translation, segment sales were up 4% over the prior year.
North American sales were 5% above the prior year. Sales of installed systems contracts grew 10%, with strong growth in both the systems renovation and new construction businesses. Service sales were down 1%, due to a decrease in facility management sales partially offset by an increase in technical services volumes.
European sales were 11% higher than the prior year period with strong increases in facility management sales and systems renovation, but continued to remain relatively flat in the new construction market. Excluding the positive effects of currency translation, segment sales in Europe were approximately 5% higher than the prior year.

Sales in the rest of the world, which represent less than 10% of segment revenue, were slightly above the prior year, primarily attributable to the favorable impact of currency translation and volume increases in Japan.
Seating & Interiors – North America
Seating & Interiors – North America sales in the third quarter of fiscal 2005 declined 5% from $2.3 billion in the prior year period to $2.2 billion due primarily to the deconsolidation of a joint venture in the segment. Effective April 1, 2005, the Company deconsolidated the joint venture due to a change in control and is now reporting the joint venture as an investment in a partially-owned affiliate under the equity method of accounting. Excluding the impact of the deconsolidation, seating and interior systems sales would have increased slightly over the prior period. The Company benefited from new business awards and a favorable mix of vehicle sales compared to the estimated 1% decrease in the industry’s domestic vehicle production.
Seating & Interiors – Europe
Segment sales in Europe for the current period increased 20% above the prior year period. Excluding the favorable impact of currency translation, European sales were up 13%. The growth was primarily attributable to new contract awards in seating and interior systems in the current year, growth in electronics revenue and a slightly positive mix to the estimated 1% decline in industry vehicle production in Europe.
Seating & Interiors – Asia
Seating & Interiors – Asia sales in the third quarter of fiscal 2005 increased 31% compared to prior period. Excluding the positive effects of currency translation, Asian sales were up 25%. The strong growth in sales was primarily due to the introduction of significant new models in Japan by original equipment manufactures (OEMs) and strong sales in our seating business in Korea.
Battery Group
Automotive battery sales increased 24% compared to the third quarter of the prior year primarily due to the acquisition of the remaining interest in the Company’s Latin American battery joint venture in the fourth quarter of fiscal 2004, which added $77 million to the segment’s third quarter sales. Excluding the impact of the acquisition, automotive battery sales increased 10% due mainly to the pass-through of higher lead costs and higher unit volumes.

Operating Income
The Company’s operating income for the three month periods ended June 30, 2005 and 2004 was as follows:

			%
(in millions)	2005	2004	change
Controls Group	$93.0	$67.8	37%
Seating & Interiors — North America	115.3	177.2	-35%
Seating & Interiors — Europe	80.8	33.0	145%
Seating & Interiors — Asia	3.3	8.4	-61%
Battery Group	75.7	56.7	34%

Total	$368.1	$343.1	7%

Consolidated operating income for the third quarter of fiscal 2005 was $368 million, a 7% increase from the prior year’s operating income of $343 million.
Controls Group
Controls Group operating income in the third quarter was $93 million, compared to the prior period operating income of $68 million. The increase was due to higher gross profits in both North America and Europe. North American gross profits increased primarily due to a favorable mix of higher margin system and services sales versus lower margin facility management sales. In addition, system and service gross margins benefited from improved operational efficiency associated with our branch redesign initiative.
Seating & Interiors – North America
Seating & Interiors – North America operating income was $115 million, compared to the prior period operating income of $177 million. The decrease was primarily due to continued price reductions and material cost pressures and the deconsolidation of a joint venture, partially offset by a favorable mix compared to industry production, operational cost savings and lower engineering expenses.
Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $48 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
The segment experienced commodity cost increases, primarily steel, resin and chemicals, of approximately $30 million compared to the prior year. The Company continues to address the rising commodity costs in the region through negotiations with both its customers and suppliers. In order to address future increases, the Company intends to modify the duration and terms of its direct material buy contracts.

The Company expects the commodity cost pressures to continue in the fourth quarter of 2005, with increased pressure from Tier 2 and Tier 3 suppliers partially offset by the Company’s direct purchase initiatives.
SG&A expenses decreased $16 million in the period primarily due to lower net engineering expenses.
Seating & Interiors – Europe
Seating & Interiors – Europe operating income was $81 million, compared to the prior period operating income of $33 million. The increase was due to increased volumes of higher margin interior systems, improved launch execution and reduced engineering costs, partially offset by price reductions and commodity cost increases. The current period also benefited from a lower number of new vehicle launches compared to the prior year.
Implemented cost reductions, operational efficiencies and the higher sales mix of mature vehicle programs exceeded incremental sales price reductions by approximately $60 million in the period. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
The incremental effect of commodity costs totaled approximately $8 million in the period. The increases were less than those incurred in North America due to the timing of contract renewals and variations in certain terms of the agreements. SG&A expenses increased approximately $4 million compared to the prior period.
Seating & Interiors – Asia
Seating & Interiors – Asia operating income in the third quarter of fiscal 2005 decreased $5 million from $8 million for the prior period. The decrease was primarily due to a significant number of recent new program wins in Japan and their corresponding launch and engineering costs.
Battery Group
Battery Group operating income in the third quarter increased 34% to $76 million from the prior period operating income of $57 million. The increase is primarily due to favorable sales mix and higher unit volumes in North America and higher unit volumes and operational improvements in Europe. In addition, the incremental effect of commodity costs benefited North America in the current period by $4 million due to the implementation of lead hedges and improved pass through of lead costs, while the effect of changes in commodity costs were unfavorable to Europe by $5 million.
Other Income/Expense
Other net expense decreased in the third quarter of fiscal year 2005 compared to the prior year period due to lower Miscellaneous – net expenses and slightly higher equity income, which was partially offset by slightly higher net interest expense. Miscellaneous – net expense in the current quarter decreased approximately $12 million from the prior year period due primarily to the prior year including approximately $6 million of expense associated with the early redemption of outstanding bonds. The current period Miscellaneous – net expense also benefited from lower foreign currency losses. Equity income was higher due to the deconsolidation of a Seating & Interiors joint venture, which was offset by lower earnings from certain Seating & Interiors joint ventures in China.

Provision for Income Taxes
The Company’s estimated annualized base effective income tax rate for continuing operations for the three months ended June 30, 2005, declined to 26.5% from 28.5% for the prior year period primarily due to continuing global tax planning initiatives.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries in the current quarter decreased from the prior year. The decrease was primarily due to the deconsolidation of a Seating & Interiors joint venture and lower earnings at certain other Seating & Interiors joint ventures in North America.
Income from Continuing Operations
Income from continuing operations for the three months ended June 30, 2005 was $255 million, $46 million higher than prior period’s $209 million. The increased earnings were primarily the result of higher gross profit and lower miscellaneous expenses. Diluted earnings per share from continuing operations for the three months ended June 30, 2005 were $1.31, compared to the prior year period of $1.08.
Comparison of Operating Results for the Nine Month Periods ended June 30, 2005 and June 30, 2004
Sales
The Company’s consolidated net sales for the nine month periods ended June 30, 2005 and 2004 were as follows:

			%
(in millions)	2005	2004	change

Controls Group	$4,216.4	$3,892.7	8%
Seating & Interiors — North America	6,801.6	6,798.3	0%
Seating & Interiors — Europe	6,859.1	5,803.1	18%
Seating & Interiors — Asia	1,041.0	790.2	32%
Battery Group	2,065.0	1,640.1	26%

Total	$20,983.1	$18,924.4	11%

Consolidated net sales in the nine month period ended June 30, 2005 reached $21.0 billion, 11% higher than the prior year’s $18.9 billion. Excluding the favorable impact of currency translation, current period sales grew 8% over the prior period.
Controls Group
Sales in the first nine months of fiscal 2005 reached $4.2 billion, an 8% increase over the prior year’s $3.9 billion. Sales grew 3% excluding the positive impact of currency translation and acquisitions.
Sales in North America were up 8% over the first nine months of the prior year. Sales of installed systems increased 9%, with strong growth achieved in new construction and the existing buildings market. Service sales were up 7% in North America, with increases in both technical services and facility management.
Excluding the positive effects of currency translation, sales in Europe increased 6% in comparison to the prior year period. The increase is primarily attributed to strength in facility management and existing building markets.
Sales in the rest of the world, which represent less than 10% of segment revenue, were above the prior year, primarily attributable to higher volumes in Japan and the favorable impact of currency translation.
Seating & Interiors – North America
Seating & Interiors — North America sales were consistent with the prior year’s sales of $6.8 billion for the nine month period ended June 30, 2005 due to new business awards and a favorable mix of vehicle platforms compared to the estimated decrease in the domestic vehicle production, mostly offset by the deconsolidation of a joint venture in the segment. Effective April 1, 2005, the Company deconsolidated the joint venture due to a change in control and is now reporting the joint venture as an investment in a partially-owned affiliate under the equity method of accounting.
Seating & Interiors – Europe
Segment sales in Europe for the current period grew 18% above the prior year period sales of $5.8 billion. Excluding the positive impact of currency translation, European sales were up over 11%. The growth was primarily attributable to new contract awards in seating and interior systems in the current year, growth in electronics revenue and a slightly positive mix to the estimated slight decline in industry vehicle production in Europe over the first nine months of the year.
Seating & Interiors – Asia
Seating & Interiors – Asia sales in the first nine months of fiscal 2005 increased 32% compared to prior period. Excluding the positive effects of currency translation, sales in Asia sales were up 27%. The strong growth in sales was primarily due to the introduction of significant new models in Japan by OEMs and strong sales in our seating business in Korea.
Battery Group
Battery Group sales increased 26% to $2.1 billion from the prior year nine month period sales of $1.6 billion reflecting strong increases in both North America and Europe.
North American battery sales increased 32%, due mainly to the acquisition of the Company’s remaining interest in the Latin American battery joint venture in the fourth quarter of fiscal year 2004, which added $228 million of sales in the current period. Excluding the effect of the acquisition, North American battery sales increased 9% compared to the prior year period primarily due to the pass through of higher lead costs and higher unit volumes.
European battery sales, excluding the impact of currency translation, increased 10% over the prior year period primarily due to the pass through of higher lead costs and slightly higher unit volumes.

Operating Income
The Company’s operating income for the nine month periods ended June 30, 2005 and 2004 was as follows:

			%
(in millions)	2005	2004	change

Controls Group (1)	$179.7	$159.6	13%
Seating & Interiors — North America (2)	276.4	433.4	-36%
Seating & Interiors — Europe (3)	165.9	47.4	250%
Seating & Interiors — Asia (4)	18.9	19.3	-2%
Battery Group (5)	235.4	173.5	36%

Total	876.3	833.2	5%

Restructuring costs	(210.0)	(82.4)
Japanese pension gain	—	84.4

Consolidated Operating Income	$666.3	$835.2

(1)	Controls group operating income excludes $51.3 and $13.3 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(2)	Seating & Interiors – North America operating income excludes $11.9 and $5.1 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(3)	Seating & Interiors – Europe operating income excludes $129.6 and $51.1 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(4)	Seating & Interiors – Asia operating income excludes $0.4 million of restructuring costs for the nine months ended June 30, 2005 and a pension gain of $84.4 million for the nine months ended June 30, 2004.

(5)	Battery Group operating income excludes $16.8 and $12.9 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.
Consolidated operating income for the first nine months of fiscal 2005 was $666 million, down from the prior year’s $835 million. Included in the current nine month period’s operating income was $210 million of restructuring costs, compared to the prior year nine month period which included $82 million of restructuring costs and an $84 million Japanese pension gain.
Controls Group
Controls Group operating income was $180 million (excluding $51 million of restructuring costs) for the first nine months of fiscal 2005, up $20 million from the prior period operating income of $160 million (excluding $13 million of restructuring costs). The increase was due to higher gross profit in Europe and North America, partially offset by higher SG&A in North America.
North American gross profit increased primarily due to a favorable mix of systems and services business compared to the lower margin facility management sales. In addition, system and service gross margins benefited from improved operational efficiency associated with the Company’s branch redesign initiative. European gross profits were also higher due to cost reductions and higher facility management sales. Higher SG&A expenses in North America were primarily due to an acquisition in the first quarter of fiscal year 2005, which added $22 million of expense in the current year period.

Seating & Interiors – North America
Seating & Interiors – North America operating income was $276 million (excluding $12 million of restructuring costs), compared to the prior period operating income of $433 million (excluding $5 million of restructuring costs). The decrease of $157 million was due to selling price reductions and material cost increases in excess of cost savings and the deconsolidation of a joint venture, partially offset by lower SG&A.
Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $127 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
The segment experienced commodity cost increases, primarily steel, resin and chemicals, of approximately $97 million compared to the prior year. The Company continues to address the rising commodity costs in the region through negotiations with both its customers and suppliers. In order to address future increases, the Company intends to modify the duration and terms of its direct material buy contracts. The Company expects these commodity cost pressures on gross profit to continue in the fourth quarter of fiscal 2005, with increased pressure from Tier 2 and Tier 3 suppliers partially offset by the Company’s direct purchase initiatives.
SG&A expenses decreased $67 million in the period primarily due to lower net engineering expenses.
Seating & Interiors – Europe
Seating & Interiors – Europe operating income was $166 million (excluding $130 million of restructuring costs), compared to the prior period operating income of $47 million (excluding $51 million of restructuring costs) due to increased volumes of higher margin interior systems, improved launch efficiencies, fewer overall launches, and operational improvements that more than offset the price and commodity cost increases. Excluding the positive impact of foreign currency, operating income increased $112 million.
Implemented cost reductions, operational efficiencies and the higher sales mix of mature vehicle programs exceeded incremental sales price reductions by approximately $108 million in the period. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
The incremental effect of commodity costs totaled approximately $20 million in the period. The increases were less than those incurred in North America due to the timing of contract renewals and variations in certain terms of the agreements. SG&A expenses declined approximately $24 million primarily due to lower net engineering expenses.

Seating & Interiors – Asia
     Seating & Interiors – Asia operating income was $19 million in the first nine months of fiscal 2005, consistent with the prior year period of $19 million (excluding an $84 pension gain).
Battery Group
Battery Group operating income in the nine month period ended June 30, 2005 increased 36% to $235 million (excluding $17 million of restructuring costs) from the prior period operating income of $174 million (excluding $13 million of restructuring costs). The increase is primarily due to higher sales volumes in both the Americas and Europe and the acquisition of the remaining interest in the Company’s Latin American Joint Venture in the fourth quarter of fiscal year 2004, which added approximately $20 million to the current period. The Battery Group also benefited from a favorable product mix in North America and operational improvements in Europe. In addition, the incremental effect of commodity costs benefited North America in the current period by $9 million due to the implementation of lead hedges and improved pass through of lead costs, while the effect of changes in commodity costs were unfavorable to Europe by $13 million.
Restructuring Costs
In the second quarter of fiscal year 2005, the Company executed a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These restructuring charges include workforce reductions of approximately 3,100 within Seating & Interiors and the Battery Group and 800 employees in the Controls Group. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2005, approximately 150 employees within Seating & Interiors and the Battery Group and 400 employees in the Controls Group have been separated from the Company. In addition, the 2005 Plan includes eight plant closures within Seating & Interiors and the Battery Group and four plant closures within the Controls Group. The write downs of the long-lived assets associated with the plant closures were determined using a discounted cash flow analysis. Seating & Interiors and the Battery Group actions are primarily concentrated in Europe, while the Controls Group restructuring actions involve activities in both North America and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities are expected to be completed by the end of the second quarter of fiscal year 2006.
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

In the second quarter of fiscal year 2004, the Company executed a restructuring plan (2004 Plan) involving cost structure improvement actions and recorded an $82.4 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These charges primarily related to workforce reductions of approximately 1,500 employees within Seating & Interiors and the Battery Group and 470 employees in the Controls Group. In addition, the 2004 Plan called for four plants within Seating & Interiors to be consolidated. Through June 30, 2005, approximately 1,375 employees within Seating & Interiors and the Battery Group and all employees from the Controls Group have been separated from the Company. A significant portion of the Seating & Interiors and the Battery Group actions were concentrated in Europe. The Controls Group restructuring actions involved activities in both North America and Europe. The remaining restructuring activities are expected to be completed in the fourth quarter of fiscal year 2005.
Other Income/Expense
Other net expense decreased in the nine months ended June 30, 2005 compared to the prior year period due to lower Miscellaneous – net expenses, which was partially offset by higher net interest expenses and lower equity income. Miscellaneous – net expense in the current period decreased approximately $28 million from the prior year period as the prior year included approximately $6 million of expense associated with the early redemption of outstanding bonds, higher non-recurring litigation expenses and higher foreign currency losses. Net interest expense increased from the prior year period primarily as a result of higher interest rates. Equity income was lower due to lower earnings from certain Seating & Interiors joint ventures in China, partially offset by equity income from the joint venture that was previously consolidated.
Provision for Income Taxes
The Company’s estimated base effective income tax rate for continuing operations for the nine month period ended June 30, 2005 declined to 26.2%, from 28.4% for the prior year period due to continuing global tax planning initiatives. The Company’s base effective tax rate for the nine month period ended June 30, 2005 benefited from an $11.5 and $69 million tax benefit in the first and second quarters, respectively, due to a change in tax status of a French and a German subsidiary. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the French and German entities from controlled foreign corporations (i.e. taxable entities) to branches (i.e. flow through entities similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. These benefits were partially offset by an increase in the tax valuation allowance of $28 million related to second quarter restructuring charges for which no tax benefits were recorded in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The prior year nine month period ended June 30, 2004 benefited from a $17 million favorable tax settlement related to prior periods.

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
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries in the first nine months of fiscal year 2005 decreased $13 million from the prior year period. The decrease was primarily due to the deconsolidation of a Seating & Interiors joint venture.
Income from Continuing Operations
Income from continuing operations for the nine months ended June 30, 2005 was $465 million, a decrease of $47 million compared to the prior year’s $512 million. The decreased earnings were a result of the current year restructuring charge of $210 million compared to the prior year restructuring charge of $82 million, an $84 million Japanese pension gain in the prior year period and slightly higher SG&A expenses, partially offset by higher gross profit and a lower provision for income taxes. The income tax provision included an $80 million tax benefit due to changes in the tax status of two foreign subsidiaries, partially offset by an increase the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries. Diluted earnings per share from continuing operations for the nine months ended June 30, 2005 were $2.39, compared to $2.66 in the prior year period.
Fourth Quarter Outlook
Management estimates the fourth quarter sales will be approximately $7 billion, an increase of approximately 9% compared to the fourth quarter sales of $6.4 billion for fiscal year 2004. Earnings per share from continuing operations for the fourth quarter are expected to be between $1.48 and $1.52, a 13-16% increase from $1.31 for 2004. Pricing pressures, higher commodity costs and vehicle production uncertainties, among others, could cause the Company’s actual results to differ materially from the forecasted amounts.
Other Measures
Orders for control systems in the first nine months of fiscal year 2005 were above the prior year in both the domestic and European markets. Strong domestic market sectors for new construction included health care, industrial and office, while European operations showed growth in new construction and services businesses.
The Controls Group backlog relates to its installed systems and technical service activity, accounted for using the percentage-of-completion method. At June 30, 2005, the unearned backlog to be executed within the next year was $2.0 billion, 7% above the prior year level of $1.8 billion.

Comparison of Financial Condition
Working Capital and Cash Flow
Working capital, excluding cash and debt, of $0.7 billion at June 30, 2005 was $0.3 billion lower than at fiscal year-end and comparable to one year ago. The decrease from year-end was due to the disposition of the net assets of the discontinued operations, higher other current liabilities and accrued compensation and benefits, partially offset by higher accounts receivable and other current assets. Working capital was flat compared to one year ago based on higher accounts receivable and other current assets, which were completely offset by the disposition of the net assets of the discontinued operations, higher other current liabilities and accrued compensation and benefits.
The Company’s days sales in accounts receivable for the three months ended June 30, 2005 was 52, a decrease compared to the period ended September 30, 2004 days sales in accounts receivable of 55, and comparable to the period ended June 30, 2004.
The Company’s inventory turnover ratio for the three months ended June 30, 2005, was 21, an increase compared to the turnover ratio of 19 for the period ended September 30, 2004, and consistent with the ratio for the period ended June 30, 2004. The increase from the period ended September 30, 2004 was primarily due to increases in sales volume in the Seating & Interiors – Europe segment at a faster rate than the increase in inventory as a result of increased operational efficiency.
Cash provided by operating activities of continuing operations was $345 million and $792 million for the three and nine month period ended June 30, 2005, respectively. In comparison to the three and nine month periods in the prior year, the cash provided by operating activities decreased $99 million and $151 million, respectively. The decrease in the nine month period ended June 30, 2005 primarily relates to the decrease in factored foreign currency trade account receivables in foreign countries.
Capital Expenditures
Capital spending for property, plant and equipment for the three month period ended June 30, 2005 was $104 million, down $82 million from the comparable prior year period. For the nine month period ended June 30, 2005, capital spending was $396 million, down $198 million from the same period in the prior year. The majority of the current year spending was attributable to the Seating & Interiors business. Management has decreased its estimate for full year fiscal 2005 capital expenditures to $625 to $675 million.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has certain subsidiaries, mainly located in Germany, Italy, Mexico, United Kingdom, Japan, and Brazil, that have generated operating losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries. The Company’s long-lived asset impairment analyses indicate that assets of these countries are not impaired based on undiscounted cash flows. At June 30, 2005, the Company does not have any material assets whose recovery is at risk.
Capitalization
Total capitalization of $8.0 billion at June 30, 2005 included short-term debt of $0.4 billion, long-term debt (including the current portion) of $1.8 billion and shareholders’ equity of $5.8 billion. The Company’s total capitalization at September 30, 2004 and June 30, 2004 was $7.9 billion and $7.2 billion, respectively. Total debt as a percentage of total capitalization at June 30, 2005 was 28.0%, compared with 33.9% at fiscal year end and 31.6% one year ago.
The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at June 30, 2005 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in the remainder of fiscal 2005 will continue to be funded from operations, supplemented by short and long-term borrowings, if required.
Acquisitions and Dispositions
In February 2005, the Company completed the sale of its engine electronics business, included in the Seating & Interiors – Europe segment, to Valeo for approximately €323 million, or about $427 million. This non-core business was acquired in fiscal 2002 from Sagem SA. The sale of the engine electronics business resulted in a gain of approximately $90 million ($57 million after tax), net of related costs and subject to certain adjustments. As part of the post-closing activities in the third quarter, the Company received a claim from Valeo seeking an adjustment to the above purchase price. The Company is in negotiations with Valeo regarding the claim; however the outcome cannot be determined at this time. To the extent the Company is required to make an adjustment, it will be recognized as a charge, net of tax, in discontinued operations.
In March 2005, the Company completed the sale of its Johnson Controls World Services, Inc. subsidiary (World Services), included in the Controls Group segment, to IAP Worldwide Services, Inc. for approximately $260 million. This non-strategic business was acquired in fiscal 1989 from Pan Am Corporation. The sale of World Services resulted in a gain of approximately $144 million ($88 million after tax), net of related costs and subject to certain adjustments.
On July 1, 2005, the Company completed a transaction with Delphi to purchase their global battery business for approximately $202.5 million. In conjunction with the acquisition, the Company has received a global long-term contract to supply General Motors.
Financial Instruments
The Company selectively uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. In March 2004, the Company entered into an equity swap agreement. In connection with the swap agreement, a third party may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $135 million in aggregate. The swap agreement’s impact on the Company’s earnings for the three months ended June 30, 2005 was not material.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements, in virtually all cases, do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $35 million and $155 million of foreign currency trade accounts receivable as of June 30, 2005 and 2004, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the three month period ended June 30, 2005, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Amended Annual Report on Form 10-K/A for the year ended September 30, 2004.
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
Evaluation of Disclosure Controls and Procedures
In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures and identified the following material weakness:
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
Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as currently in effect, including the remedial action discussed above, and have concluded that, as of the date of this filing disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, with the exception of the remedial action described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ decisions. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. During the third quarter of 2005, the Company filed a motion for declaratory judgment, in which it seeks a ruling that one of its insurers breached its duty to defend, thus waiving its defenses against the Company’s environmental claims. The ultimate outcome cannot be determined at this time, however, the Company expects a decision on its motion within approximately six months.
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
The following table presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended June 30, 2005. The Swap Agreement’s impact on the Company’s earnings for the three months ended June 30, 2005 was not material. The repurchases of the Company’s common stock by the Company relate solely to stock option and restricted stock transactions that are treated as involving repurchases of Company common stock for purposes of this disclosure.

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of the	Shares that May
	Number of	Average	Publicly	Yet be
	Shares	Price Paid	Announced	Purchased under
Period	Purchased	per Share	Program	the Program(1)

4/1/05 – 4/30/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$41,721,000
Total	—	—	—	$41,721,000

5/1/05 – 5/31/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$38,678,000
Total			—	$38,678,000

6/1/05 – 6/30/05
Purchases by Company	3,446	$56.68	—	—
Purchases by Citibank	—	—	—	$39,239,000
Total	3,446	$56.68	—	$39,239,000

(1)	The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement as of the end of the period in question.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 38 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: August 9, 2005	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2005.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 9, 2005, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.