Form 10-K
period 2005-09-30
JOHNSON CONTROLS INC
filed 2005-12-09
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s stock held by non-affiliates of the registrant on March 31, 2005 was approximately $10.7 billion.
      192,972,870 shares of the registrant’s Common Stock, par value $0.04 1/6 per share, were outstanding on October 31, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates by reference portions of the Proxy Statement dated and filed with the Securities and Exchange Commission on December 12, 2005.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2005

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION
      Johnson Controls, Inc. (“the Company”) has made forward-looking statements in this document pertaining to its financial results for fiscal 2006 and future years that are based on preliminary data and are subject to risks and uncertainties. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements, including information concerning possible or assumed future risks. For those statements, the Company cautions that numerous important factors, such as the completion of the acquisition of York International Corporation in December 2005, automotive vehicle production levels and schedules, the ability to increase prices due to higher raw material costs, the strength of the U.S. or other economies, currency exchange rates, the Company’s effective tax rate, cancellation of commercial contracts, as well as those factors discussed in the Company’s Form 8-K filing (dated October 7, 2005), could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.
IMPORTANT DISCLOSURES
      On April 1, 2005, the Company deconsolidated a North American interior experience joint venture as it was determined the Company no longer had effective control over the venture’s operating activities. Subsequent to April 1, 2005, the Company determined that based on SFAS 94, “Consolidation of All Majority-Owned Subsidiaries,” the joint venture should not have been consolidated in prior periods. As such, the Company’s financial statements have been restated to account for the joint venture on an equity basis in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock” for all periods prior to April 1, 2005. The deconsolidation had no impact on previously reported income from continuing operations, net income or earnings per share. Prior year results of operations, financial position, cash flows and other financial information included in the following Form 10-K have been restated to reflect the current year’s presentation.
      Subsequent to September 30, 2005, the Company identified intercompany subsidiary upstream guarantees, issued March 21, 2001, applicable to certain third-party debt of the Company. Based upon the nature of these guarantees, the Company has determined that condensed guarantor subsidiary financial statement information should have been disclosed in its previously filed interim and annual financial statements since the issuance of the guarantees. As a result, the Company has restated its fiscal 2004 and fiscal 2003 consolidated financial statements to include these required disclosures. As the restatement relates only to the disclosure of guarantor financial information, the previously reported amounts in the Consolidated Statement of Income and the Consolidated Statement of Financial Position remain unchanged.
PART I

ITEM 1	BUSINESS
General Development of Business
      Johnson Controls, Inc. is a Wisconsin corporation organized in 1885. Its principal office is located at 5757 North Green Bay Avenue, P.O. Box 591, Milwaukee, Wisconsin 53201. From 1885 through 1978, the Company’s operations were predominantly in the building efficiency business. Since 1978, the Company’s operations have been diversified through acquisitions and internal growth. The Company operates in three primary businesses: building efficiency, interior experience, and power solutions (the businesses were formerly referred to as Controls Group, Seating and Interiors Group, and Battery Group, respectively).
      The building efficiency business is a global market leader in providing installed building control systems and technical and facility management services, including comfort, energy and security management for the non-residential buildings market. The business’s installed systems integrate the management, operation and control of building control systems such as temperature, ventilation, humidity, fire safety and security. The business’s technical and facility management services provide a complete suite of integrated solutions to improve building operations and maintenance.

      In 1985, the Company entered the automotive seating market through the acquisition of Hoover Universal, Inc. During the late 1990’s, the Company expanded into additional interior systems and geographic markets. The Company’s automotive seating and interior systems business operates under the name interior experience, and the Company is among the world’s largest automotive suppliers. Interior experience provides seating, instrument panel, overhead, floor console and door systems to more than 35 million vehicles annually.
      In 1978, the Company entered the North American battery market through the acquisition of Globe-Union, Inc. and grew in this market through internal growth and strategic acquisitions. The Company’s power solutions business services both automotive original equipment manufacturers and the general vehicle battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company produces more than 110 million lead-acid batteries annually, and offers nickel-metal-hydride and lithium-ion battery technology to power hybrid vehicles.
Recent Developments
      On August 24, 2005, the Company entered into a definitive agreement to acquire York International Corporation (York), a global supplier of heating, ventilation, air-conditioning and refrigeration equipment and services. York, which is headquartered in York, Pennsylvania, reported revenues of $4.5 billion for the year ended December 31, 2004, and has approximately 23,000 employees. As of December 1, 2005, the Company expects to complete the acquisition, valued at approximately $3.2 billion, including the assumption of approximately $800 million of York debt, in December 2005. Under the terms of the all cash transaction, the Company will acquire all outstanding common shares of York for $56.50 per share. The total cash required to complete the transaction is approximately $2.5 billion, which includes payment for common shares, transaction fees and expenses. The acquisition will be initially financed with short term borrowings, which the Company intends to refinance with long term debt.
Financial Information About Business Segments
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes the standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.
      Using these criteria, the Company has determined that it has six operating segments, two of which are aggregated in the power solutions segment under the accounting standard to arrive at the Company’s five reportable segments for financial reporting purposes. The Company’s reportable segments are building efficiency, interior experience — North America, interior experience — Europe, interior experience — Asia and power solutions. The power solutions North American and European operations are aggregated for reporting purposes due to their similar economic characteristics and similar customers, and the similar nature of their products, production processes, and distribution channels.
      Refer to Note 20, “Segment information,” of the Notes to the Consolidated Financial Statements on pages 77-79 for financial information about business segments.
      For purposes of the following discussion of the Company’s businesses, the three interior experience segments are presented together due to their similar customers and the similar nature of their products, production processes, and distribution channels.
Products/ Systems and Services

Building efficiency
      Building efficiency is a major worldwide supplier of installed control systems and technical and facility management services which improve the comfort, fire-safety, security, productivity, energy efficiency, and cost-effectiveness of non-residential buildings. The Company provides control systems that monitor, automate and integrate critical building operating equipment and conditions. These systems are customized to address each building’s unique design and use. Building efficiency provides a broad range of technical and facility management services that supplement or function as in-house building staff. Technical services include the operation, scheduled maintenance and repair of building equipment such as control systems, chillers and boilers. Facility management services provide on-site staff for complete facility operations and management.
      The business sells directly to building owners as well as contractors. It employs sales, engineering and service personnel working out of approximately 300 branch offices located in approximately 45 countries throughout the world. Building efficiency employees also work full-time at numerous customer sites.
      Building efficiency also sells its control systems and products to original equipment manufacturers, wholesalers and distributors of air-conditioning and refrigeration systems and commercial heating systems. Building efficiency products are manufactured throughout the world (see Item 2 “Properties”). The segment also has partially-owned affiliates in Asia, Europe, North America and South America.
      Worldwide, approximately 45 percent of building efficiency’s sales are derived from installed control systems and approximately 55 percent originate from its service offerings. Of the installed control systems, approximately 35 percent of revenues are derived from the new construction market while 65 percent are derived from the existing buildings market. In fiscal 2005, building efficiency sales accounted for 21% of the Company’s consolidated sales.

Interior experience
      Interior experience designs and manufactures products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for original equipment manufacturers and operates approximately 240 wholly- and majority-owned manufacturing or assembly plants in 30 countries worldwide (see Item 2 “Properties”). Additionally, the business has partially-owned affiliates in Asia, Europe, North America and South America.
      Interior experience systems and products include complete seating systems and components; cockpit systems, including instrument clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems. Interior experience sales accounted for approximately 68 percent of total fiscal 2005 net sales.
      The business operates assembly plants that supply automotive manufacturers with complete seats on a “just-in-time/in-sequence” basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the business’s other automotive interior systems are also supplied on a “just-in-time/in-sequence” basis. Foam and metal seating components, seat covers, seat mechanisms and other components are shipped to these plants from the business’s production facilities or outside suppliers.
      The business has substantially grown its interior systems capabilities through internal growth aided by acquisitions. In fiscal 2002, the business expanded its capabilities in vehicle electronics with its acquisition of the automotive electronics business of France-based Sagem SA. In fiscal 2003, the Company acquired Borg Instruments AG, an automotive electronics company with headquarters in Germany.

Power solutions
      Power solutions services both automotive original equipment manufacturers and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company is the largest automotive battery manufacturer in the world, producing more than 110 million lead-acid batteries annually. Investments in new product and process technology have expanded product offerings to nickel-metal-hydride and lithium-ion battery technology to power hybrid vehicles.
      Sales of automotive batteries generated 11% of the total fiscal 2005 sales. In fiscal 2002, power solutions expanded its battery operations into the European market through the acquisition of the German automotive battery manufacturer Hoppecke Automotive GmbH and Co. KG. In fiscal 2003, the Company continued its expansion into the European market with its acquisition of VARTA Automotive GmbH and the 80 percent majority ownership in VB Autobatterie GmbH (collectively “VARTA”), a major European automotive battery manufacturer headquartered in Germany. In fiscal 2004, the Company acquired the remaining 51 percent interest in its Latin American joint venture with Grupo IMSA, S.A. de C. V. More recently, in fiscal 2005, the Company acquired Delphi Corporation’s global battery business and received a global long-term contract to supply General Motors with original equipment and original equipment service batteries. The acquisitions support the Company’s growth strategies and provide new opportunities to strengthen the Company’s global leadership position in the automotive battery industry. Batteries and plastic battery containers are manufactured at plants in North America, South America, Asia and Europe and via a partially-owned affiliate in India (see Item 2 “Properties”).
Major Customers and Competition
      As described previously, the Company is a major supplier to the automotive industry. Sales to its major customers, as a percentage of consolidated net sales, were as follows for the most recent three-year period:

Customer	2005	2004	2003

General Motors Corporation	14%	14%	15%
DaimlerChrysler AG	11%	11%	12%
Ford Motor Company	11%	14%	12%
      In fiscal 2005, approximately 15% of the Company’s consolidated net sales to these manufacturers originated in the United States. Approximately 42% of the Company’s sales to these manufacturers originated in the United States, 45% were based in Europe and 13% were attributable to other foreign markets. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the Company is affected by general business conditions in this industry. Sales to additional automakers in fiscal 2005 that accounted for more than five percent of Company sales included Nissan Motor Co., Ltd. and Volkswagen AG. The Company is also a major supplier to Toyota Motor Corporation directly and through its unconsolidated joint ventures.

Building efficiency
      The building efficiency business conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of installation contracts include system and service quality, price, reputation, technology, application engineering capability and construction management expertise. Competition for contracts includes many regional, national and international controls providers; larger competitors in the control systems market include Honeywell International and Siemens Building Technologies (of Siemens AG). The services market is highly fragmented, with no one company being dominant. Sales of these services are largely dependent upon numerous individual contracts with commercial businesses worldwide; the loss of any individual contract would not have a materially adverse effect on the Company.

Interior experience
      The interior experience business faces competition from other automotive parts suppliers and, with respect to certain products, from the automobile manufacturers who produce or have the capability to produce certain products the businesses supply. Competition is based on technology, quality, reliability of delivery and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the principal interior experience competitors include Lear Corporation, Faurecia, Intier Automotive, Delphi Corporation and Visteon Corporation.

Power solutions
      Approximately 80 percent of automotive battery sales worldwide in fiscal 2005 were to the automotive replacement market, with the remaining sales to the original equipment market. Power solutions is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance

Auto Parts, AutoZone, Bosch Group, Costco, Interstate Battery System of America, Pep Boys, Sears, Roebuck & Co and Wal-Mart stores. Automotive batteries are sold throughout the world under private label and under the Company’s brand names Optima®, Varta®, LTH® and Heliar® to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The power solutions business primarily competes in the battery market with Exide Technologies, GS Yuasa, East Penn Manufacturing Company and Fiamm.
Backlog
      The Company’s backlog relating to the building efficiency segment is applicable to its sales of installed systems and technical service activity, accounted for using the percentage-of-completion method. In accordance with customary industry practice, customers are progress billed on an estimated basis as work proceeds. At September 30, 2005, the unearned backlog to be executed within the next fiscal year was $1.93 billion, compared with the prior year’s $1.84 billion. The preceding data does not include amounts associated with facility management service contracts because such contracts are typically multi-year service awards. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the coming fiscal period.
      At September 30, 2005, the Company’s interior experience business had an incremental backlog of new orders for its seating & interior systems, net of discontinued programs, to be executed within the next fiscal year of approximately $1.2 billion, including unconsolidated joint venture revenues. The backlog one year ago was approximately $2.3 billion. The decrease is primarily due to lower volumes in Asia, the sale of a business unit and unfavorable exchange rates compared to the prior year. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes and the timing of related production launches.
Raw Materials
      Raw materials used by the interior experience and power solutions businesses in connection with its automotive seating & interior systems and battery operations, including steel, urethane chemicals, lead, sulfuric acid and polypropylene, were readily available during the year and such availability is expected to continue. Costs of certain commodities, such as steel, resin and lead that rose significantly in 2005, are expected to remain stable or moderately soften in the upcoming fiscal year. The building efficiency business is not dependent upon any single source of supply for essential materials, parts or components.
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
      The Company has numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include “JOHNSON CONTROLS” (including a stylized version thereof), “JCI” and “JOHNSON.” These marks are widely used in connection with certain of its product lines and services. The trademarks and service marks “PENN,” “METASYS,” “CARDKEY,” “HOMELINK,” the HomeLink House Icon, “AUTOVISION,” “TRAVELNOTE,” “BLUECONNECT,” “RAILPORT,” “OPTIMA,” the Optima Trade Dress, “VARTA,” “LTH,” “HELIAR,” “INSPIRA” and others are used in connection with certain Company product lines and services. The Company also markets automotive batteries under the licensed trademarks “EVEREADY,” “ENERGIZER” and “FREEDOM.”

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
Environmental Capital Expenditures
      The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in 2005 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.
Employees
      As of September 30, 2005, the Company employed approximately 114,000 employees, of whom approximately 72,000 were hourly and 42,000 were salaried.
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
      Building efficiency’s activities are executed on a relatively continuous basis, with no significant fluctuation in revenues during the year.
Financial Information About Geographic Areas
      Refer to Note 20, “Segment information,” of the Notes to the Consolidated Financial Statements on pages 77-79 for financial information about geographic areas.

Research and Development Expenditures
      Refer to Note 15, “Research and development,” of the Notes to the Consolidated Financial Statements on page 71 for research and development expenditures.
Available Information
      The Company’s filings with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Exchange Act, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Public Reference Room at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 2	PROPERTIES
      At September 30, 2005, the Company conducted its operations in 35 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 78 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space, except where noted that the facility has administrative space. The Company considers its facilities to be suitable and adequate. The majority of the facilities are operating at normal levels based on capacity.
      In addition, approximately 300 building efficiency branch offices, located in major cities throughout the world, are either owned or leased. These offices vary in size in proportion to the volume of business in the particular locality.
Johnson Controls, Inc.
Properties at September 30, 2005
Interior experience

Alabama	Cottondale(1),(3)	Michigan	Ann Arbor(4)
	Eastaboga		Battle Creek(3)
California	Livermore(2),(3)		Canton(1)
Georgia	Norcross(1)		Dearborn (1),(4)
	Suwanee(1)		Detroit(3)
Illinois	Sycamore(2),(3)		Holland(2),(3)
Indiana	Ossian		Mt. Clemens(1),(3)
Kentucky	Bardstown(3)		Plymouth(2),(3)
	Cadiz(3)		Rockwood(3)
	Georgetown(3)		Taylor(1),(3)
	Glasgow(3)		Warren(1)
	Shelbyville(1)		Zeeland(1),(3)
	Winchester(1)	Mississippi	Madison
Louisiana	Shreveport	Missouri	Earth City(1),(3)
Jefferson City(3)

New Jersey	Dayton(1),(3)	Germany	Boblingen(1),(3)
Ohio	Greenfield		Bochum(1),(3)
	Northwood		Bremen(1),(3)
	Oberlin(1),(3)		Burscheid(2),(3)
	West Carrollton(1)		Espelkamp(3)
Oklahoma	Oklahoma City(3)		Grefrath(1),(3)
Tennessee	Athens(2)		Hannover(1),(3)
	Lexington(3)		Karlsruhe(4)
	Murfreesboro(2)		Lahnwerk(2),(3)
	Pulaski(2),(3)		Luneburg
Texas	El Paso(1),(3)		Neustadt(3)
Virginia	Chesapeake(1)		Rastatt(1),(3)
Wisconsin	Hudson(1),(3)		Remchingen(3)
Argentina	Buenos Aires(1)		Schwalbach(1)
	Rosario		Sindelfingen(1),(4)
Australia	Adelaide(1),(3)		Uberherrn(1),(3)
	Melbourne(2)		Unterriexingen(2),(3)
Austria	Graz(1),(3)		Waghausel(3)
	Mandling(3)		Weyhausen(1),(4)
Belgium	Geel(3)		Wuppertal(2),(3)
	Gent(1),(3)		Zwickau(3)
Brazil	Gravatai(3)	Hungary	Pilis
	Juiz De Fora(1)		Solymar(2)
	Pouso Alegre	Italy	Melfi(1),(3)
	Santo Andre		Potenza(1),(4)
	Sao Bernardo do Campo(1)		Rocca D’Evandro(1)
	Sao Jose dos Campos		Salerno(3)
	Sao Jose dos Pinhais(1)		Turin(1),(3)
Canada	Milton(1),(3)	Japan	Ayase(3)
	Mississauga(1),(3)		Fukuoka
	Orangeville		Hamakita
	Saint Mary’s		Mouka
	Tecumseh		Nagoya(1),(4)
	Tilsonburg(3)		Yokosuka(2)
	Whitby	Korea	Ansan(1),(4)
China	Beijing(3)		Asan(3)
	Shanghai(1),(4)		Dangjin(3)
Czech Republic	Benatky nad Jizerou(1),(3)		Hwasung
	Ceska Lipa(2),(3)		Jeongeup(1)
	Mlada Boleslav(1),(3)		Namsa(1)
	Roudnice(2),(3)		Yongin(2)
	Rychnov nad Kneznou(1),(3)	Malaysia	Johor Bahru
	Straz pod Ralskem(3)		Melacca
France	Brioude(1),(3)		Pekan(1)
	Cergy-Pontoise(4)		Perak
	Conflans(3)		Shah Alam(3)
	Creutzwald(2),(3)	Mexico	Juarez
	Harnes(3)		Monclova(3)
	La Ferte Bernard(1),(3)		Naucalpan de Juarez(1)
	Les Ulis(1),(4)		Puebla(2),(3)
	Rosny-sur-Seine(1),(3)		Ramos Arizpe
	Schweighouse-sur-Moder(3)		Tlaxcala(3)
	Strasbourg(3)		Tlazala(1)

Netherlands	Sittard(1),(3)	Austria (cont.)	Linz(1),(4)
Poland	Bierun(3)		Salzburg(1),(4)
Portugal	Nelas(3)	Belgium	Brussels(1),(3)
	Portalegre(3)	Brazil	Sorocaba(3)
Romania	Mioveni(1),(3)	China	Shanghai(2)
	Ploiesti(3)	Czech Republic	Ceska Lipa(3)
Russia	Moscow(4)	France	Courbevoie(1),(4)
	St. Petersburg(1),(3)		Rouen
Singapore	Singapore(1),(4)		Sarreguemines(3)
Slovak Republic	Bratislava(1),(3)	Germany	Hannover(3)
	Kostany nad Turcom(3)		Krautscheid(3)
Slovenia	Slovenj Gradec(1),(3)		Otzenhausen
South Africa	East London(1)		Rastatt(1)
	Port Elizabeth(1),(3)		Zwickau (2),(3)
	Pretoria(2),(3)	Hungary	Budapest(1),(3)
	Uitenhage(1)	Italy	Milan(1),(4)
Spain	Alagon(3)	Korea	Gumi
	Barcelona(3)	Mexico	Celaya(3)
	Madrid(1),(3)		Cienega de Flores
	Valencia(2),(3)		Escobedo
	Valladolid		Monterrey(2),(3)
	Zaragoza(3)		Torreon
Sweden	Goteborg(1),(4)	Netherlands	Rotterdam(1),(4)
	Stockholm(1),(4)	Poland	Katowice(1),(4)
Thailand	Rayong(3)		Warsaw(1)
Tunisia	Bi’r al Bay(3)	Slovak Republic	Trnava(1)
United Kingdom	Burton-Upon-Trent(2),(3)	Spain	Burgos(3)
	Chelmsford(1),(3)		Guadalajara(1),(4)
	Leamington Spa(1),(3)		Guadamar del Segura
	Liverpool(2),(3)		Madrid(1),(4)
	Sunderland	Sweden	Danderyd(1),(4)
	Telford(2),(3)		Hultsfred(2)
	Wednesbury(3)	Switzerland	Regensdorf(1),(4)
Power solutions		United Kingdom	Denham(1),(4)
California	Fullerton(1),(3)	Building efficiency
Colorado	Aurora(2),(3)	Alabama	Huntsville(1),(4)
Delaware	Middletown(2),(3)	California	El Segundo(1),(4)
Florida	Tampa(2),(3)		Newport Beach(1),(4)
Illinois	Geneva(3)		San Francisco(1),(4)
Indiana	Ft. Wayne(3)	Connecticut	Stamford(1),(4)
Iowa	Red Oak(3)	Florida	Fort Lauderdale(1),(4)
Kentucky	Florence(1),(3)		Jacksonville(1),(4)
Missouri	St. Joseph(2),(3)	Georgia	Atlanta(1),(4)
North Carolina	Winston-Salem(2),(3)	Illinois	Oak Brook(1),(4)
Ohio	Toledo(3)	Indiana	Goshen(1),(3)
Oregon	Portland(3)	Kentucky	Erlanger(1),(4)
South Carolina	Oconee(2),(3)	Maryland	Bowie(1),(4)
Texas	Ft. Worth(1),(4)		Gaithersburg(1),(4)
	San Antonio(1)		Loveville(1)
Wisconsin	Milwaukee(1),(3)	Massachusetts	Framingham(1),(4)
Austria	Innsbruck(1),(4)	New Jersey	Iselin(1),(4)
Klagenfurt(1),(4)

New York	Melville(1),(4)	Japan (cont.)	Saitama(1),(4)
	New York(1),(4)		Tokyo(1),(4)
Ohio	Beachwood(1),(4)		Yokohama(1),(4)
Pennsylvania	Conshohocken(1),(4)	Korea	Seoul(1),(4)
	Philadelphia(1),(4)	Malaysia	Kuala Lumpur(1),(4)
	Pittsburgh(1),(4)	Mexico	Cuidad Juarez(1),(3)
Texas	Houston(1),(4)		Irapuato(1),(4)
	Pharr(1),(4)		Reynosa(3)
Virginia	Vienna(1),(4)	Netherlands	Gorinchem(1),(4)
Washington D.C.(1),(4)			Leeuwarden(3)
Washington	Bellevue(1),(4)	Norway	Oslo(1),(4)
Wisconsin	Milwaukee(2),(4)	Philippines	Mandaluyong(1),(4)
	Watertown(1),(3)	Poland	Poznan(1),(4)
Australia	Sydney(1),(4)		Warsaw(1),(4)
Austria	Vienna(1),(4)	Russia	Moscow(1),(4)
Belgium	Brussels(1),(4)		St. Petersburg(1),(4)
	Diegem(1),(4)	Singapore	Singapore(1),(4)
Brazil	Brasilia(1),(4)	Slovak Republic	Bratislava(1),(4)
Canada	Kamloops(1),(4)	South Africa	Randburg(1),(4)
	Markham(1),(4)	Spain	Madrid(1),(4)
	Ottawa(1),(4)	Sweden	Danderyd(1),(4)
	Victoria(1),(4)	Switzerland	Basel(1),(3)
China	Beijing(1),(4)		Zurich(1),(4)
	Hong Kong(1),(4)	Thailand	Bangkok(1),(4)
	Shanghai(1),(3)	United Kingdom	Birmingham(1),(4)
	Shenzhen(1),(4)		Cumbernauld(1),(4)
	Tianjin(1),(4)		Leatherhead(1),(4)
Czech Republic	Prague(1),(4)		London(1),(4)
France	Colombes(1),(4)		Reading(1),(4)
Germany	Essen(2),(3)		Stockport(1),(4)
	Hannover(1),(4)		Swindon(1),(4)
Hungary	Budapest(1),(4)		Waterlooville(1),(4)
India	Mumbai(1),(4)
Italy	Lomagna(3)	Corporate
	Milan(1),(4)	Wisconsin	Milwaukee(4)
Japan	Chiba(1),(4)
	Hiroshima(1),(4)	(1) Leased facilities
	Hokkaido(1),(4)	(2) Includes both leased and owned facilities
	Koga(3)	(3) Includes both administrative and manufacturing facilities
	Kyushu(1),(4)	(4) Administrative facilities only
Nagoya(1),(4)
Osaka(1),(4)

ITEM 3	LEGAL PROCEEDINGS
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
      The Company accrues for potential environmental losses consistent with US generally accepted accounting principles; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental costs totaled $65 million and $61 million at September 30, 2005 and 2004, respectively. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
      The Company is involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.
      In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal 2005, the Company filed a motion for declaratory judgment, in which it seeks a ruling that one of its insurers breached its duty to defend, thus waiving its defenses against the Company’s environmental claims. The ultimate outcome cannot be determined at this time; however, the Company expects a decision on its motion during fiscal 2006.
      In 2003, the Company was involved in an asbestos release during the renovation of a building in Lakeland, Florida. Following an investigation, the U.S. EPA turned its findings over to the U.S. Attorney for the Middle District of Florida. In November 2005, the U.S. Attorney advised the Company that it is considering proceedings against the Company, including proceedings that would involve criminal charges pursuant to Section 113(c) of the Clean Air Act, 42 U.S.C. § 7413(c), and Section 103 of the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. § 103. The Company believes the release was totally inadvertent and does not believe this should be a criminal matter. The Company also believes that any monetary sanctions resulting from the U.S. Attorney’s pursuit of this matter would not be material.
      On October 27, 2005, the Independent Inquiry Committee into the United Nations Oil-for-Food Programme published its Report on Programme Manipulation. It alleges that illegal kickbacks to the Iraqi government were paid by 2,253 companies. A subsidiary of York, York Air Conditioner and Refrigeration

FZE, is alleged to have paid $647,110 on six humanitarian goods contracts totaling $7,216,413. York conducted a preliminary investigation into these allegations, with the Company’s oversight. York, with the concurrence of the Company, requested a meeting with the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission to discuss the results of the investigation to date, and representatives of the Company and York attended that meeting. The Company intends to cooperate with the DOJ and the SEC with respect to this matter.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF THE REGISTRANT
      Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of December 1, 2005 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s fiscal year 2005 Proxy Statement.

John M. Barth, 59, became Chairman on January 1, 2004. He was elected President in 1998 and Chief Executive Officer on October 1, 2002. He was elected a member of the Board of Directors in 1997. Previously, Mr. Barth served as Chief Operating Officer and an Executive Vice President with responsibility for the Automotive Group. Mr. Barth joined the Company in 1969.

Stephen A. Roell, 55, became Vice Chairman on May 25, 2005, was elected a member of the Board of Directors and Executive Vice President in 2004 and serves as a member of the Office of the CEO. He served as Chief Financial Officer between 1991 and 2005. Previously, he served as Senior Vice President. He was a Vice President from 1991 to 1998 and earlier served as Corporate Controller and Treasurer. Mr. Roell joined the Company in 1982.

Giovanni “John” Fiori, 62, was elected an Executive Vice President in 2002 and serves as President of Johnson Controls International and as a member of the Office of the CEO. Previously, he served as President of automotive operations in Europe, Africa, South America and Asia and Vice President of automotive seating operations in Europe. Mr. Fiori joined the Company in 1987.

John P. Kennedy, 62, was elected an Executive Vice President in 2005 and was appointed President of the Controls Group in 2004 and has been a member of the Office of the CEO since 2002. He served as Senior Vice President from 2002 to 2005. He served as Secretary from 1987 to 2004 and as General Counsel from 1984 to 2004. He previously served as a Vice President. Mr. Kennedy joined the Company in 1984.

Keith E. Wandell, 56, was elected an Executive Vice President in 2005 and appointed a member of the Office of the CEO in 2004. He has served as President of the Automotive Group since October 1, 2003. He served as a Corporate Vice President from 1997 to 2005. Previously, he served in a number of management positions, most recently as President of battery operations for the Automotive Group and Vice President and General Manager of the Automotive Group’s Starting, Lighting and Ignition Battery Division. Mr. Wandell joined the Company in 1988.

R. Bruce McDonald, 45, was elected Chief Financial Officer on May 25, 2005. He previously served as Assistant Chief Financial Officer and has served as a Corporate Vice President since 2002. He served as Corporate Controller since November 2001 when he joined the Company. Prior to that time, Mr. McDonald was Vice President of Finance for the automotive business of TRW Inc. TRW Inc. supplies automotive systems, modules and components to automotive original equipment manufacturers and related after-markets worldwide.

Jeffrey G. Augustin, 43, was elected a Corporate Vice President and Corporate Controller in March of 2005, the month he joined the Company. Prior to that time, Mr. Augustin was Vice President of Finance and Corporate Controller of Gateway, Inc. Gateway, Inc. sells desktop and notebook computers and servers (PCs), and PC-related products globally. Mr. Augustin previously held financial positions with Allied Signal/ Honeywell and IBM.

Beda Bolzenius, 49, was elected a Vice President November 16, 2005 and serves as executive vice president and general manager Europe, Africa and South America for the Automotive Group. Dr. Bolzenius joined the Company in 2004 after an 18-year career at Robert Bosch GmbH. Robert Bosch GmbH is a global manufacturer of automotive and industrial technology, consumer goods and building technology.

Susan F. Davis, 52, was elected Corporate Vice President, Human Resources in 1994. Previously, she served as Vice President of Organizational Development for the Automotive Group and the former Plastics Technology Group. Ms. Davis joined the Company in 1983.

Jeffrey S. Edwards, 42, was elected a Corporate Vice President in 2004 and serves as Group Vice President and General Manager for Japan and Asia Pacific for the Automotive Group’s interiors business. Mr. Edwards has served Johnson Controls for 20 years in a variety of automotive sales, manufacturing and engineering positions.

Charles A. Harvey, 53, was elected Vice President of Diversity and Public Affairs November 16, 2005. Mr. Harvey joined the company in 1991 and previously held a number of human resources leadership assignments in the Company’s interior experience business.

Sean Major, 41, was elected Assistant Secretary and appointed Assistant General Counsel in 2004. He formerly served as group Vice President and General Counsel International. Mr. Major joined the Company in 1998.

Alex A. Molinaroli, 45, was elected a Corporate Vice President in 2004 and serves as Vice President and General Manager for North America Systems & the Middle East for the Controls Group. Mr. Molinaroli has worked for Johnson Controls for 22 years and has held increasing levels of responsibility for controls systems and services sales and operations.

Jerome D. Okarma, 53, was named Vice President, Secretary and General Counsel in November 2004. He was elected a Corporate Vice President in September 2003 and served as Assistant Secretary from 1990 to 2004. He served as Deputy General Counsel from 2000 to 2004. Prior to that he served as Assistant General Counsel from 1989 to 2000, and previously as Group Vice President and General Counsel of the Controls Group and the Battery Group. Mr. Okarma joined the Company in 1989.

Darlene Rose, 60, was elected Senior Vice President in 2004. She served as Vice President Corporate Development and Strategy from 1999 to 2004. She previously served as Director of Corporate Benefits and Payroll, and earlier held management positions in audit, financial planning and information technology. Ms. Rose was elected a corporate officer in 1999 and joined the Company in 1969.

Gregg M. Sherrill, 52, was elected a Corporate Vice President in 2004 and serves as Group Vice President and General Manager for the Automotive Group’s battery business. Since joining Johnson Controls seven years ago, he has also served in key interiors management positions in North America and Europe.

Michael D. Su, 46, was elected a Corporate Vice President in 2004 and serves as Vice President and Managing Director of the Asia Pacific region for the Controls Group. Mr. Su has been with Johnson Controls for 21 years, serving in various controls management positions in Asia and North America.

Subhash “Sam” Valanju, 62, was elected a Corporate Vice President in 1999 and has served as Chief Information Officer since joining the Company in 1996.

Frank A. Voltolina, 45, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to that time, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc. ArvinMeritor, Inc. is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry.

Denise M. Zutz, 54, was appointed Vice President of Strategy, Investor Relations and Communication in 2004. She had formerly served as Vice President, Corporate Communication from 1991 to 2004. Ms. Zutz was elected a corporate officer in 1991. She has served as Director of Corporate Communication and in other communication positions since joining the Company in 1973.
      There are no family relationships, as defined by the instructions to this item, between the above executive officers.
      All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.
PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
      The Company’s shares are traded on the New York Stock Exchange under the symbol “JCI.”

Number of Record Holders
Title of Class	as of October 31, 2005

Common Stock, $.04-1/6 par value	52,507

	Common Stock Price Range		Dividends

	2005	2004	2005	2004

First Quarter	$53.05-63.98	$47.60-58.12	$0.25	$0.225
Second Quarter	55.25-63.88	56.25-62.32	0.25	0.225
Third Quarter	52.57-58.20	49.57-60.20	0.25	0.225
Fourth Quarter	55.88-62.70	50.97-58.01	0.25	0.225

Year	$52.57-63.98	$47.60-62.32	$1.00	$0.90

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
      Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $135 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. The Swap Agreement reduced compensation expense in the three months ended September 30, 2005 by approximately $10 million.

      The following table presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended September 30, 2005. The repurchases of the Company’s common stock by the Company relate solely to stock option and restricted stock transactions that are treated as involving repurchases of Company common stock for purposes of this disclosure.

	Total		Total Number of	Approximate Dollar
	Number of	Average	Shares Purchased as	Value of Shares That
	Shares	Price Paid	Part of the Publicly	May yet be Purchased
Period	Purchased	per Share	Announced Program	Under the Program(1)

7/1/05 — 7/31/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$37,352,000
Total	—	—	—	$37,352,000
8/1/05 — 8/31/05
Purchases by Company	2,693	$60.12	—	—
Purchases by Citibank	—	—	—	$33,034,000
Total	2,693	$60.12	—	$33,034,000
9/1/05 — 9/30/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$29,515,000
Total	—	—	—	$29,515,000

(1)	The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement as of the end of the period in question.
      The Company has filed as exhibits to this Annual Report on Form 10-K the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. The Company also submitted the Annual CEO certification to the New York Stock Exchange.
      The Company’s transfer agent’s contact information is as follows:

Wells Fargo Bank Minnesota, N.A.
Shareowner Services Department
P.O. Box 64856
St. Paul, MN 55164-0856
(877) 602-7397

ITEM 6	SELECTED FINANCIAL DATA
      The following selected financial data reflects the results of operations, balance sheet data, and common share information for the years ended September 30, 2001 to 2005. The financial data has been restated to reflect adjustments related to discontinued operations (see Note 2 to the Consolidated Financial Statements) and the deconsolidation of a North American interior experience joint venture (see Note 18 to the Consolidated Financial Statements).

	As of and for the Year Ended September 30,

		Restated

	2005	2004	2003	2002	2001

	(In millions, except per share data)
OPERATING RESULTS
Net sales	$27,479.4	$24,603.0	$21,171.3	$18,781.6	$17,404.2
Operating income (As Reported)	$1,066.4	$1,135.2	$1,028.0	$1,006.4	$872.8
Operating income (Adjusted)*	$1,066.4	$1,135.2	$1,028.0	$1,006.4	$941.6
Income from continuing operations	$757.2	$766.8	$644.9	$583.6	$471.6
Income from continuing operations (Adjusted)*	$757.2	$766.8	$644.9	$583.6	$533.0
Net income (As Reported)	$909.4	$817.5	$682.9	$600.5	$478.3
Net income (Adjusted)*	$909.4	$817.5	$682.9	$600.5	$540.8
Earnings per share from continuing operations (As Reported)
Basic	$3.95	$4.08	$3.57	$3.26	$2.67
Diluted	$3.90	$3.98	$3.40	$3.09	$2.52
Earnings per share from continuing operations (Adjusted)*
Basic	$3.95	$4.08	$3.57	$3.26	$3.02
Diluted	$3.90	$3.98	$3.40	$3.09	$2.85
Earnings per share (As Reported)
Basic	$4.74	$4.35	$3.78	$3.35	$2.71
Diluted	$4.68	$4.24	$3.60	$3.18	$2.55
Earnings per share (Adjusted)*
Basic	$4.74	$4.35	$3.78	$3.35	$3.07
Diluted	$4.68	$4.24	$3.60	$3.18	$2.89
Return on average shareholders’ equity(1)	13%	16%	17%	18%	17%
Capital expenditures	$664.1	$783.5	$606.0	$473.1	$585.3
Depreciation	$613.3	$550.3	$511.4	$482.3	$418.7
Number of employees	114,000	113,000	108,000	102,000	104,000
FINANCIAL POSITION
Working capital(2)	$297.4	$(421.6)	$(186.0)	$(41.1)	$(167.3)
Total assets	$16,144.4	$14,758.4	$12,916.7	$10,982.4	$9,710.0
Long-term debt	$1,577.5	$1,630.6	$1,776.6	$1,826.4	$1,394.8
Total debt	$2,342.4	$2,670.6	$2,354.5	$1,971.6	$1,819.9
Shareholders’ equity	$6,058.1	$5,206.3	$4,261.3	$3,499.7	$2,985.4
Total debt to total capitalization	28%	34%	36%	36%	38%
Book value per share	$31.41	$27.41	$23.23	$19.35	$16.72

	As of and for the Year Ended September 30,

		Restated

	2005	2004	2003	2002	2001

	(In millions, except per share data)
COMMON SHARE INFORMATION
Dividends per share	$1.00	$0.90	$0.72	$0.66	$0.62
Market prices
High	$63.98	$62.32	$50.44	$46.60	$40.85
Low	$52.57	$47.60	$34.55	$32.03	$23.22
Weighted average shares (in millions)
Basic	191.8	187.7	178.7	176.7	173.6
Diluted	194.3	192.6	189.1	188.2	186.0
Number of shareholders	52,964	55,460	55,823	57,551	59,701

*	The adjusted information is presented as if SFAS No. 142, “Goodwill and Other Intangible Assets,” had been adopted October 1, 1999. Results have been adjusted to exclude goodwill amortization expense of $68.8 million, and the related income tax effect, in fiscal 2001.

(1)	Return on average shareholders’ equity (ROE) represents income from continuing operations divided by average equity. Income from continuing operations includes $210 million and $82.4 million of restructuring costs in fiscal 2005 and 2004, respectively. Additionally, fiscal 2004 includes an $84.4 million Japanese pension gain.

(2)	Working capital for 2004, 2003, 2002 and 2001 excludes net assets of discontinued operations.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Important Disclosures
      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
      In February 2005, the Company completed the sale of its engine electronics business for approximately $419 million. The sale of the engine electronics business resulted in a gain of approximately $81 million ($51 million after tax), net of related costs. In March 2005, the Company completed the sale of its Johnson Controls World Services, Inc. subsidiary (World Services) to IAP Worldwide Services, Inc. for approximately $260 million. The sale of World Services resulted in a gain of approximately $139 million ($85 million after tax), net of related costs. Operating results, net assets and liabilities and cash flows have been segregated as discontinued operations in the accompanying Consolidated Financial Statements.
      On April 1, 2005, the Company deconsolidated a North American interior experience joint venture as it was determined the Company no longer had effective control over the venture’s operating activities. Subsequent to April 1, 2005, the Company determined that based on SFAS 94, “Consolidation of All Majority-Owned Subsidiaries,” the joint venture should not have been consolidated in prior periods. As such, the Company’s financial statements have been restated to account for the joint venture on an equity basis in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock” for all periods prior to April 1, 2005. The deconsolidation had no impact on previously reported income from continuing operations, net income or earnings per share.
      Subsequent to September 30, 2005, the Company identified intercompany subsidiary upstream guarantees, issued March 21, 2001, applicable to certain third party debt of the Company. Based upon the nature of these guarantees, the Company has determined that condensed guarantor subsidiary financial statement information should have been disclosed in its previously filed interim and annual financial statements since the issuance of the guarantees. As a result, the Company has restated its fiscal 2004 and fiscal 2003 consolidated financial statements to include these required disclosures. As the restatement relates only to the disclosure of guarantor financial information, the previously reported amounts in the Consolidated Statement of Income and the Consolidated Statement of Financial Position remain unchanged.
      Prior year results of operations, financial position and cash flows noted in the following discussion have been restated to reflect the current year’s presentation of the engine electronics business and World Services as discontinued operations and the North American interior experience joint venture as an investment in a partially-owned affiliate.
RESULTS OF OPERATIONS
FISCAL 2005 COMPARED TO FISCAL 2004

Sales
      The Company’s net sales for the fiscal years ended September 30, 2005 and 2004 were as follows:

			%
	2005	2004	Change
(In millions)
Building efficiency	$5,717.7	$5,323.7	7%
Interior experience — North America	8,498.6	8,237.4	3%
Interior experience — Europe	8,935.5	7,677.6	16%
Interior experience — Asia	1,399.1	1,092.6	28%
Power solutions	2,928.5	2,271.7	29%

Total	$27,479.4	$24,603.0	12%

      Consolidated net sales in the current fiscal year were $27.5 billion, increasing 12% above the prior year sales of $24.6 billion. Excluding the favorable effects of currency translation, sales increased 9% above the prior year.

Building efficiency
      Building efficiency achieved sales of $5.7 billion in fiscal 2005, 7% above the prior year. Excluding the favorable effects of currency translation, sales grew 5% year-over-year.
      Building efficiency sales in North America were 8% greater than one year ago due to growth in systems installation and services and the incremental effect of current year acquisitions. Systems installation sales were up 13% reflecting strong growth in both the existing buildings and new construction market. Service sales increased 4% in comparison to the prior year with both facility management and technical service showing slight increases in revenues.
      Sales in Europe increased 7% over the prior year, reflecting the positive effects of currency translation and the growth of facility management services. System installation sales were comparable to the prior year.
      Building efficiency sales in other geographic markets, which represent approximately 10% of the segment’s sales, increased 7% compared to fiscal 2004 due to strong growth in the new construction market in Japan.
      Orders of installed control systems and technical services for the year ended September 30, 2005 exceeded the prior year level, driven primarily by growth in the Americas. Orders for installed control systems were primarily in the domestic and European existing building markets.

Interior experience — North America
      In North America, interior experience sales were $8.5 billion, up 3% versus the prior year. This slight increase was due to new business awards and a favorable mix of vehicle platforms compared to the estimated 2% decrease in the domestic vehicle production.

Interior experience — Europe
      In Europe, interior experience sales were $8.9 billion, up 16% versus the prior year sales of $7.7 billion. Excluding the positive impact of currency translation, sales grew 11% year-over-year. The growth was primarily attributable to new contract awards in seating and interior systems in the current year, growth in electronics revenue and a slightly positive mix relative to the estimated slight decline in industry production in Europe over the past fiscal year.

Interior experience — Asia
      In Asia, interior experience sales were $1.4 billion, up 28% versus the prior year. Excluding the effects of currency translation, sales grew 24% year-over-year. The strong growth is primarily due to the introduction of significant new models in Japan by original equipment manufacturers (OEMs) and strong sales in our seating business in Korea.

Power solutions
      Power solutions sales were $2.9 billion, up 29% versus the prior year reflecting strong increases in both North America and Europe. Excluding the effects of currency translation, sales grew 27% year-over-year.
      North American sales of automotive batteries increased 35% over last year primarily due to the acquisition of the remaining 51% interest in its joint venture with Grupo IMSA, S.A. de C.V. (Latin American JV) in the fourth quarter of fiscal year 2004 (see Note 1 to the Consolidated Financial Statements), which added $258 million of sales in the current year. Sales were also favorably impacted by the pass-through pricing of higher lead costs and higher shipments to existing customers.
      European sales of automotive batteries increased 15% over the prior year primarily due to higher shipments to existing customers, the favorable impact of currency translation, and the pass-through pricing of higher lead costs to customers.

Fiscal 2006 Sales Outlook
      For fiscal 2006, management anticipates that net sales will grow to $32 billion, an increase of approximately 16% from fiscal 2005 net sales. The growth is expected to be partially offset by unfavorable effects of currency translation, as the Company assumes the dollar will strengthen relative to the euro assuming a euro exchange rate of $1.20.
      Building efficiency sales are expected to increase approximately 75% over fiscal 2005 due mainly to the anticipated revenues resulting from the acquisition of York International Corporation. This growth is expected to be partially offset by unfavorable effects of currency translation.
      At September 30, 2005, the unearned backlog to be executed within the next year was $1.93 billion, 5% above the prior year’s $1.84 billion. The majority of the increase was attributable to the increase in orders in North America. Building efficiency’s backlog relates to its installed control systems and technical service activity and is accounted for using the percentage-of-completion (POC) method.
      Management anticipates that interior experience sales will be level with fiscal year 2005 and the effects of currency translation will be unfavorable. At September 30, 2005, interior experience had an incremental backlog of net new incremental business for its interior systems to be executed within the next three fiscal years of $3.3 billion, $1.2 billion of which relates to fiscal year 2006. The backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes and the timing of production launches.

      Management expects power solutions sales will increase approximately 15%, due primarily to the acquisition of Delphi’s global battery business on July 1, 2005. This growth is expected to be partially offset by unfavorable effects of currency translation.

Operating Income
      The Company’s operating income for the fiscal years ended September 30, 2005 and 2004 was as follows:

			%
	2005	2004	Change
(In millions)
Building efficiency(1)	$294.6	$241.5	22%
Interior experience — North America(2)	349.9	504.1	(31)%
Interior experience — Europe(3)	252.4	113.0	123%
Interior experience — Asia(4)	30.0	37.6	(20)%
Power solutions(5)	349.5	237.0	47%

Total	1,276.4	1,133.2	13%
Restructuring costs	(210.0)	(82.4)
Japanese pension gain	—	84.4

Consolidated Operating Income	$1,066.4	$1,135.2

(1)	Building efficiency operating income excludes $51.3 million and $13.3 million of restructuring costs for the year ended September 30, 2005 and 2004, respectively.

(2)	Interior experience — North America operating income excludes $11.9 million and $5.1 million of restructuring costs for the year ended September 30, 2005 and 2004, respectively.

(3)	Interior experience — Europe operating income excludes $129.6 million and $51.1 million of restructuring costs for the year ended September 30, 2005 and 2004, respectively.

(4)	Interior experience — Asia operating income excludes $0.4 million of restructuring costs for the year ended September 30, 2005 and a pension gain of $84.4 million for the year ended September 30, 2004.

(5)	Power solutions operating income excludes $16.8 million and $12.9 million of restructuring costs for the year ended September 30, 2005 and 2004, respectively.
      Consolidated operating income for fiscal 2005 was $1.1 billion, 6% below the prior year operating income. Included in the current year’s consolidated operating income was $210 million of restructuring costs, compared to the prior year which included $82 million of restructuring costs (see Note 16 to the Consolidated Financial Statements) and an $84 million Japanese pension gain (see Note 14 to the Consolidated Financial Statements). Excluding the impacts of the aforementioned restructuring costs and pension gain, consolidated operating income for fiscal 2005 grew 13% versus the prior year.

Building efficiency
      Fiscal 2005 building efficiency operating income of $295 million (excluding $51 million of restructuring costs), was 22% above the prior year operating income of $242 million (excluding $13 million of restructuring costs). The strong growth was attributable to sales growth and higher gross profit in North America and Europe, partially offset by higher worldwide Selling, general, and administrative (SG&A) expenses.
      North American gross profit increased primarily due to a favorable mix of systems and services business compared to the lower margin facility management sales. In addition, system and service gross margins benefited from improved operational efficiencies associated with the Company’s branch office redesign initiative. European gross profits were also higher due to cost reductions and higher facility management sales. Higher SG&A expenses in North America were primarily due to acquisitions in the current year, which added approximately $32 million of expense in the current fiscal year.

Interior experience — North America
      Interior experience — North America operating income decreased 31% to $350 million (excluding $12 million of restructuring costs), compared to the prior period operating income of $504 million (excluding $5 million of restructuring costs). The decrease of $154 million was due to selling price reductions and material cost increases in excess of cost savings, partially offset by lower SG&A expenses.
      Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $71 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
      The segment experienced commodity cost increases, primarily steel, resin and chemicals, of approximately $132 million, net of recoveries, compared to the prior year. The Company continues to address fluctuations in commodity costs in the region through negotiations with both its customers and suppliers. In order to address future fluctuations, the Company continues to modify the duration and terms of its direct material buy contracts. The Company expects commodity cost fluctuations to continue to impact gross profit in fiscal 2006, with increased cost pressures from Tier 2 and Tier 3 suppliers offset by the Company’s direct purchase initiatives.
      SG&A expenses decreased $49 million in the period primarily due to lower net engineering expenses compared to the prior year which included increased engineering expenses incurred for new vehicle programs.

Interior experience — Europe
      Operating income in Europe was $252 million (excluding $130 million of restructuring costs) compared to $113 million (excluding $51 million of restructuring costs) in the prior year, an increase of $139 million due to increased volumes of higher margin interior systems, lower launch costs and operational improvements that more than offset the price and commodity cost increases and certain higher SG&A expenses. Excluding the positive impact of foreign currency, operating income increased $125 million.
      Implemented cost reductions, operational efficiencies and the higher sales mix of mature vehicle programs exceeded incremental sales price reductions by approximately $202 million in the period. The segment benefited from implemented cost reductions resulting from the 2005 restructuring plan and continued to benefit from the 2003 turnaround program which concentrated on the implementation of best business practices and six sigma activities on its existing operations. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
      The incremental effect of commodity costs totaled approximately $53 million in the period. The increases were less than those incurred in North America due to the timing of contract renewals and variations in certain terms of the agreements. SG&A expenses increased approximately $24 million primarily due to higher program management costs primarily related to purchasing and information technology activities, partially offset by lower net engineering expenses.

Interior experience — Asia
      Operating income in Asia decreased to $30 million in the current year, 20% below the prior year amount of $38 million. The decrease was primarily due to start-up and engineering costs associated with new program wins in Japan in the current year. The net effect of foreign currency translation was neutral to the segment’s operating income.

Power solutions
      Power solutions operating income increased to $350 million (excluding $17 million of restructuring costs) in the current fiscal year, 47% above the prior year’s $237 million (excluding $13 million of restructuring costs). The increase is primarily due to higher sales volumes in both the Americas and Europe and the acquisition of the remaining interest in the Company’s Latin American joint venture in the fourth quarter of fiscal year 2004, which added an additional $24 million of operating income to the current year. The power solutions business also benefited from a favorable product mix in North America and operational improvements in Europe. The increases were partially offset by the incremental effect of commodity costs, which negatively impacted global operating income by approximately $8 million net of the benefit from the implementation of lead hedges and improved pass through of lead costs.

Fiscal 2006 Operating Income Outlook
      In fiscal 2006, the Company anticipates that overall operating margin percentage will be level with fiscal 2005 (excluding restructuring costs). Management believes that the interior experience business operating margin percentage will be slightly higher, power solutions will be level and building efficiency will be slightly lower.
      Building efficiency operating margin percentage for fiscal 2006 is expected to decline compared to the fiscal 2005 level as the operational efficiencies associated with the Company’s branch office redesign initiative are expected to be offset by the seasonality of the York International Corporation business and non-recurring acquisition costs. As of December 1, 2005 the Company anticipates closing the York transaction in early December of 2005, after the peak season for residential air conditioning and heating equipment.
      The interior experience business’s operating margin percentage for fiscal 2006 is expected to increase slightly compared to fiscal 2005 due to the benefits of operational efficiencies, restructuring, and lower launch costs, which will be partially offset by lower sales prices and increased employee benefit costs. Interior experience has supply agreements with certain of its customers that provide for annual sales price reductions and, in some instances, for the recovery of material cost increases. The business expects to continue its historical trend of being able to significantly offset any sales price changes with cost reductions from design changes and productivity improvements and through similar programs with its own suppliers.
      Management anticipates that the power solutions business operating margin percentage will be level with fiscal 2005 due to the short-term dilutive impact of Delphi’s North American operations and additional investments in new technologies.
      Management believes that the Company will also see an increase in healthcare expense on a consolidated basis of approximately $30 million and higher domestic pension expense of $32 million. Pension expense is expected to increase primarily due to the decrease in the U.S. discount rate assumption from 6.25% to 5.50%.

Deconsolidation of a North American Joint Venture
      On April 1, 2005, the Company deconsolidated a North American interior experience joint venture as it was determined the Company no longer had effective control over the venture’s operating activities. Subsequent to April 1, 2005, the Company determined that based on SFAS 94, “Consolidation of All Majority-Owned Subsidiaries,” the joint venture should not have been consolidated in prior periods. As such, the Company’s financial statements have been restated to account for the joint venture on an equity basis in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock” for all periods prior to April 1, 2005.
      Revenues and expenses previously recorded in certain consolidated financial statement line items are now reported on a net basis as Equity income in the Consolidated Statement of Income and the Company’s net investment in the joint venture is reported in the Investments in partially-owned affiliates line in the Consolidated Statement of Financial Position. The deconsolidation of this joint venture had no impact on income from continuing operations, net income or earnings per share in the respective periods.

      The following table summarizes the joint venture’s sales and operating income for fiscal 2005, 2004 and 2003 as previously recorded in the Company’s consolidated financial statements:

	Year Ended September 30,

	2005*	2004	2003
(In millions)
Net sales	$403.8	$760.4	$420.0
Operating income	$36.0	$83.9	$72.7

*	Year ended September 30, 2005, includes six months of activity as the joint venture was deconsolidated as of April 1, 2005.

Restructuring Costs
      In the second quarter of fiscal year 2005, the Company executed a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These restructuring charges include workforce reductions of approximately 3,100 employees within interior experience and power solutions and 800 employees in the building efficiency business. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2005, approximately 630 employees within interior experience and the power solutions businesses and 470 employees in the building efficiency business have been separated from the Company. In addition, the 2005 Plan includes eight plant closures within interior experience and power solutions and four plant closures within building efficiency. The write downs of the long-lived assets associated with the plant closures were determined using a discounted cash flow analysis. The interior experience and power solutions actions are primarily concentrated in Europe, while the building efficiency restructuring actions involve activities in both North America and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities are expected to be completed by the end of the second quarter of fiscal year 2006.
      The Company recorded the restructuring charge as a result of management’s ongoing review of the Company’s cost structure, the sharp increase in commodity costs, and the current economic difficulties facing some of our most significant customers. Company management is continually analyzing our businesses for opportunities to consolidate current operations and to locate our facilities in low cost countries in close proximity to our customers. This ongoing analysis includes the review of our manufacturing, engineering and purchasing operations as well as our overall Company footprint. As a result of the 2005 Plan, the Company anticipates savings of approximately $135 million in fiscal year 2006.

Other Income/ Expense
      Other net expense decreased slightly in the current year due to lower Miscellaneous — net expense mostly offset by lower equity income and higher net interest expense. Miscellaneous — net expense decreased approximately $37 million from the prior year period as the prior year period included foreign currency losses of approximately $16 million (compared to a slight gain in the current year), approximately $6 million of expense in fiscal year 2004 associated with the early redemption of outstanding bonds and higher non-recurring litigation expenses in fiscal 2004. Equity income of $72 million was $25 million lower than the prior year, primarily attributable to decreased earnings at certain interior experience joint ventures in China and Europe. Net interest expense increased from the prior year primarily as a result of higher interest rates.

Provision for Income Taxes
      The Company’s base effective income tax rate for continuing operations for fiscal 2005 declined to 25.7% from 26.0% for the prior year primarily due to continuing global tax planning initiatives. The Company’s base effective tax rate is calculated by adjusting the effective tax rate for significant one time tax items. For the year ended September 30, 2005, the effective rate was impacted by an $11.5 million and $69 million tax benefit in the first and second quarters, respectively, due to a change in tax status of a French and a German subsidiary. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for US federal income tax purposes. The Company received a tax benefit in the US for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the French and German entities from controlled foreign corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The voluntary tax election related to the German subsidiary resulted in a capital loss for tax purposes of $539 million, $187 million of which was utilized in the second quarter. The tax benefit on the remaining capital loss has not been recorded as the remaining capital loss can only be used to the extent of future capital gains resulting from non-recurring transactions in the US, none of which are contemplated at this time; there are no prudent or feasible tax planning strategies in place at this time to utilize such capital losses; the capital loss carryforward period for US federal income tax purposes is 5 years thereby limiting the time period in which the Company could utilize the US capital losses; and certain assumptions and estimates in determining the amount of capital loss were used that may change the ultimate capital loss to be realized. These tax benefits were partially offset by an increase in the tax valuation allowance of $28 million in the second quarter related to restructuring charges for which no tax benefits were recorded in certain countries given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. In addition, other valuation allowance adjustments during the year related primarily to continuing losses at certain foreign subsidiaries for which no tax benefit was recognized were offset by the utilization of losses in certain foreign subsidiaries for which sustained profitability has not yet been demonstrated, thereby resulting in no significant change in the Company’s total valuation allowance during the year. The fiscal year ended September 30, 2004 benefited from a $27 million favorable tax settlement related to prior periods.
      The annual effective tax rate for income from discontinued operations approximated 39% and 35% for World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences. The Company’s income taxes for the gain on the sale of discontinued operations resulted in an effective tax rate of 38.1%.

Minority Interests in Net Earnings of Subsidiaries
      Minority interests in net earnings of subsidiaries were $41 million compared with $52 million in the prior year primarily due to lower earnings at certain interior experience subsidiaries in North America. The decrease was partially offset by higher earnings at certain Asian joint ventures.

Net Income
      Net income for fiscal 2005 reached $909 million, 11% above the prior year’s $818 million as a result of increased gross profit, the gain on the sale of discontinued operations, and a reduced effective income tax rate on continuing operations, partially offset by higher restructuring costs and a pension gain in the prior year. Fiscal 2005 diluted earnings per share were $4.68, 10% above the prior year’s $4.24.

FISCAL 2004 COMPARED TO FISCAL 2003

Sales
      The Company’s net sales for the fiscal years ended September 30, 2004 and 2003 were as follows:

			%
	2004	2003	Change
(In millions)
Building efficiency	$5,323.7	$4,809.9	11%
Interior experience — North America	8,237.4	7,605.1	8%
Interior experience — Europe	7,677.6	5,861.7	31%
Interior experience — Asia	1,092.6	1,013.6	8%
Power solutions	2,271.7	1,881.0	21%

Total	$24,603.0	$21,171.3	16%

      Consolidated net sales in fiscal year 2004 were $24.6 billion, increasing 16% above the prior year sales of $21.2 billion.

Building efficiency
      Building efficiency achieved sales of $5.3 billion in fiscal 2004, 11% above the prior year. Excluding the effects of currency translation, sales grew 5% year-over-year.
      Building efficiency sales in North America were 8% greater than one year ago due to growth in systems installation and services. Systems installation sales were up reflecting higher volumes in the new construction market. Service sales were higher in comparison to the prior year reflecting additional commercial facility management service activity and an increase in technical service revenues.
      Sales in Europe increased 14% over the prior year, reflecting the positive effects of currency translation and the growth of installed systems in the new construction market. Building efficiency sales in other geographic markets, which represent less than 10% of the segment’s sales, increased slightly compared to fiscal 2003.

Interior experience — North America
      In North America, interior experience sales were $8.2 billion, up 8% versus the prior year. This growth reflects new interior systems business with a variety of automakers and involvement in platforms with production levels that exceeded the industry average.

Interior experience — Europe
      In Europe, interior experience sales were $7.7 billion, up 31% versus the prior year. Excluding the effects of currency translation, sales grew 17% year-over-year. The growth is primarily due to the launch of new business and favorable platform mix.

Interior experience — Asia
      In Asia, interior experience sales were $1.1 billion, up 8% versus the prior year. Excluding the effects of currency translation, sales grew 4% year-over-year. The growth is primarily due to higher volumes in Korea and China. This was partially offset by lower volumes in Japan and Malaysia due to decreased demand for mature vehicle platforms which are nearing the end of their product life cycle.

Power solutions
      Power solutions sales were $2.3 billion, up 21% versus the prior year. Excluding the effects of currency translation, sales grew 17% year-over-year.

      North American sales of automotive batteries increased 14% over last year primarily due to pass-through pricing of higher lead costs and slightly higher shipments to existing customers. Power solutions sales were also favorably impacted by $37 million for the inclusion of two months of operations associated with the acquisition of the remaining 51% interest in its joint venture with the Latin American JV (see Note 1 to the Consolidated Financial Statements).
      European sales of automotive batteries increased 34% over the prior year primarily due to favorable currency translation, the inclusion of one additional month from the acquisition of VARTA (see Note 1 to the Consolidated Financial Statements), slightly higher automotive battery unit shipments, and the pass-through pricing of higher lead costs to customers.

Operating Income
      The Company’s operating income for the fiscal years ended September 30, 2004 and 2003 was as follows:

			%
	2004	2003	Change
(In millions)
Building efficiency(1)	$241.5	$241.4	—
Interior experience — North America(2)	504.1	581.8	(13)%
Interior experience — Europe(3)	113.0	(44.1)	*
Interior experience — Asia(4)	37.6	42.0	(10)%
Power solutions(5)	237.0	206.9	15%

Total	1,133.2	1,028.0	10%
Restructuring costs	(82.4)	—
Japanese pension gain	84.4	—

Consolidated Operating Income	$1,135.2	$1,028.0

*	Metric not meaningful.

(1)	Building efficiency operating income excludes $13.3 million of restructuring costs for the year ended September 30, 2004.

(2)	Interior experience — North America operating income excludes $5.1 million of restructuring costs for the year ended September 30, 2004.

(3)	Interior experience — Europe operating income excludes $51.1 million of restructuring costs for the year ended September 30, 2004.

(4)	Interior experience — Asia operating income excludes a pension gain of $84.4 million for the year ended September 30, 2004.

(5)	Power solutions operating income excludes $12.9 million of restructuring costs for the year ended September 30, 2004.
      Consolidated operating income for fiscal 2004 was $1.1 billion, 10% above the prior year’s $1.0 billion. Consolidated operating income in fiscal 2004 includes restructuring costs of $82 million (see Note 16 to the Consolidated Financial Statements) and a pension gain of $84 million (see Note 14 to the Consolidated Financial Statements), in comparison to fiscal 2003.

Building efficiency
      Fiscal 2004 building efficiency operating income of $242 million, excluding $13 million of restructuring costs, was comparable to the prior year. The results were attributable to higher volumes and favorable effects of currency translation, offset by lower gross margin percentages in North America and higher worldwide SG&A expenses. In North America, the benefit from higher volumes of installed control systems and new facility management business was offset by lower gross margin percentages in the installed systems business due to the competitive new construction environment. In Europe, gross profit, excluding the effects of currency translation, was comparable to the prior year. SG&A expenses were higher worldwide resulting from investments in sales force additions in the technical service business, increased pension and healthcare costs and the impact of currency translation.

Interior experience — North America
      Interior experience — North America operating income decreased 13% to $504 million (excluding $5 million of restructuring costs) due to higher commodity costs and higher SG&A expenses partially offset by cost reductions and operational efficiencies.
      The segment experienced commodity cost increases, primarily steel, of approximately $15 million compared to the prior year. The Company continues to address the rising commodity costs in the region through negotiations with both its customers and suppliers.
      The impact of a lower sales mix of mature vehicle programs and incremental sales price reductions exceeded implemented cost reductions and operational efficiencies by $2 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
      SG&A expenses increased $61 million in the year primarily due to increased engineering expenses incurred for new vehicle programs, higher healthcare, pension and insurance costs, as well as the impact of currency translation.

Interior experience — Europe
      Operating income in Europe was $113 million (excluding $51 million of restructuring costs) compared to a prior year loss of $44 million, an increase of $157 million due to performance improvements in the majority of the Company’s product offerings and lower SG&A expenses, partially offset by higher commodity costs. Excluding the positive effects of foreign currency translation, operating income increased $151 million.
      The segment benefited from the full year impact of the region’s turnaround program which concentrated on the implementation of best business practices and six sigma activities in its existing operations, new program launches, and changes to the manufacturing footprint. Implemented cost reductions, operational efficiencies, and the higher sales mix of mature vehicle programs exceeded incremental sales price reductions by $142 million in the period. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
      The incremental effect of commodity costs totaled approximately $5 million in the current fiscal year compared to the prior year. As in other regions, the Company continues to address the rising commodity costs through negotiations with both its customers and suppliers.
      SG&A expenses decreased $14 million in the year primarily due to decreased engineering expenses incurred for new vehicle programs compared to the prior year.

Interior experience — Asia
      Operating income in Asia decreased to $38 million in the current year (excluding $84 million of a pension gain), 10% below the prior year. Excluding the positive effect of foreign currency translation, operating income decreased 22% year-over-year. This decrease is primarily attributable to an increase in the amount of SG&A expenditures and launch costs in Japan and Korea related to new program awards.

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

Power solutions
      Power solutions operating income increased to $237 million (excluding $13 million of restructuring costs) in the current fiscal year, 15% above the prior year’s $207 million. In North America, higher volumes, increased operating efficiencies, and the purchase of the Latin American JV which contributed $13 million, more than offset higher commodity costs. Operating income in Europe was higher due to increased volumes and integration savings achieved from previous acquisitions, which outpaced increases in commodity costs. The incremental effect of commodity costs negatively impacted global operating income by approximately $44 million verses the prior year.

Restructuring Costs
      In the second quarter of fiscal year 2004, the Company executed a restructuring plan involving cost structure improvement actions and recorded an $82.4 million restructuring charge within Restructuring costs in the Consolidated Statement of Income. These costs primarily relate to workforce reductions of approximately 1,500 employees in interior experience and power solutions and 470 employees in building efficiency. In addition, four interior experience plants will be consolidated. Through September 30, 2005, substantially all impacted employees have been separated from the Company. Employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. A significant portion of the interior experience and power solutions actions were concentrated in Europe. Building efficiency restructuring actions involved activities in both North America and Europe. The remaining restructuring activities are expected to be completed in the first quarter of fiscal year 2006.

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

Other Income/ Expense
      Despite higher average debt levels in fiscal year 2004, net interest expense of $98 million was down $7 million from the prior year due to a higher proportion of floating rate debt that benefited from the low interest rate environment. Equity income of $96 million was $20 million higher than the prior year, primarily attributable to increased earnings at certain interior experience joint ventures in China. Miscellaneous — net expense increased approximately $6 million compared to fiscal 2003 mainly due to higher foreign currency losses in the current year and the inclusion of a gain in the prior year related to the conversion and subsequent disposition of the investment in Donnelly Corporation (see Note 19 to the Consolidated Financial Statements).

Provision for Income Taxes
      The effective income tax rate for continuing operations for the year ended September 30, 2004 was 23.5% compared with last year’s 29.0%. The effective rate for the current fiscal year was lower than the combined U.S. federal and state statutory rate due to reduced foreign and U.S. effective rates resulting from the continued benefits of global tax planning initiatives. The rate was further impacted by a $17 million favorable tax settlement received in the first quarter and a $10 million favorable settlement of worldwide tax audits in the fourth quarter.

Minority Interests in Net Earnings of Subsidiaries
      Minority interests in net earnings of subsidiaries were $52 million compared with $23 million in the prior year primarily due to higher earnings at certain interior experience subsidiaries in North America and the absence of significant engineering and launch costs incurred in the prior year.

Net Income
      Net income for fiscal 2004 reached $818 million, 20% above the prior year’s $683 million as a result of increased operating and equity income and a reduced effective income tax rate, partially offset by higher minority interests in net earnings of subsidiaries. Fiscal 2004 diluted earnings per share were $4.24, 18% above the prior year’s $3.60.
CAPITAL EXPENDITURES AND OTHER INVESTMENTS
      Capital expenditures in fiscal 2005 were $664 million, down from $784 million in the prior year and an increase from $606 million in 2003. Consistent with both prior years, the majority of the 2005 expenditures were associated with the interior experience business. In fiscal 2005, interior experience capital expenditures related to investments in launches of new business and cost reduction projects. Management expects capital expenditures to approximate $775 — $825 million in fiscal 2006.
      Goodwill at September 30, 2005 was $3.7 billion, $0.2 billion higher than the prior year. The increase was primarily associated with the acquisition of Delphi’s global battery business and USI Companies Inc., a corporate real estate services firm included in the Company’s building efficiency segment (see Notes 1 and 5 to the Consolidated Financial Statements).
      Investments in partially-owned affiliates at September 30, 2005 were $445 million, $3 million less than the prior year. The decrease was attributable to the sale of a building efficiency investment, offset by increases in interior experience investments from equity income and a new power solutions investment related to the acquisition of Delphi’s global battery business.
LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOW
      The Company had positive working capital of $297 million at September 30, 2005, compared with a negative $422 million one year ago, excluding the assets and liabilities of discontinued operations. The increase is primarily the result of decreased short-term borrowings ($275 million) and a decrease in factored receivables ($121 million), partially offset by higher accounts payable. Working capital, excluding the assets and liabilities of discontinued operations, cash and debt, of $891 million was $372 million higher than the prior year amount of $519 million primarily due to higher accounts receivable partially offset by increased accounts payable.
      The Company’s days sales in accounts receivable for the year ended September 30, 2005 was 59, an increase compared to the year ended September 30, 2004 days sales in accounts receivable of 54. The increase from the period ended September 30, 2004, primarily relates to the decrease in factored receivables and the effects of foreign currency translation.

      The Company’s inventory turnover ratio for the year ended September 30, 2005, was 18, consistent with the ratio for the year ended September 30, 2004.
      Cash provided by operating activities in fiscal 2005 was $927 million compared with $1.3 billion in fiscal 2004. The decrease primarily reflects a $180 million voluntary cash contribution to fund the accumulated benefit obligations of certain U.S. defined benefit pension plans and unfavorable working capital changes. The voluntary contribution, which reduces future cash funding requirements, resulted in a prepaid benefit cost included within Other current assets and Other noncurrent assets, as appropriate, in the Consolidated Statement of Financial Position. The contribution increased plan assets at the July 31, 2005 measurement date and will result in a reduction of approximately $16 million in fiscal 2006 pension expense.
      A significant portion of the Company’s sales are to customers in the automotive industry (see Note 20 to the Consolidated Financial Statements for major customers disclosure). Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations.

LONG-LIVED ASSETS
      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has certain subsidiaries, mainly located in Germany, Italy, Mexico, and Canada that have generated operating losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries. The Company’s long-lived asset impairment analyses indicate that assets of these countries are not impaired based on undiscounted cash flows. At September 30, 2005, the Company does not have any material assets whose recovery is at risk.

CAPITALIZATION
      Total capitalization of $8.4 billion at September 30, 2005 included short-term debt of $0.7 billion, long-term debt (including the current portion) of $1.7 billion and shareholders’ equity of $6.0 billion. The Company’s total capitalization was $7.9 billion at September 30, 2004. The Company’s total debt as a percentage of total capitalization at the end of fiscal 2005 declined to 27.9% from 33.9% one year ago, mainly due to the reduction of outstanding debt. By the end of fiscal 2006, the Company expects total debt as a percentage of total capitalization to increase to approximately 40% as a result of the York International Corporation acquisition.
      In December 2003, the Company filed a $1.5 billion universal shelf registration statement, under which the Company can issue a variety of debt and equity instruments, with the Securities and Exchange Commission effective March 26, 2004. At September 30, 2005, the Company had $1.5 billion available under the shelf registration statement.
      In October 2005, the Company entered into a five-year $1.6 billion revolving credit facility which expires in October 2010. This facility replaces the five-year $625 million revolving credit facility, which would have expired in October 2008, and the 364-day $625 million facility, which expired in October 2005. There were no draws on any of the committed credit lines through September 30, 2005.
      In October 2005, the Company entered into a $2.8 billion revolving credit facility. The facility expires on the earlier of 364 days after the effective date of this credit agreement, as defined, or December 28, 2006. The Company intends to use the revolving credit facility to provide a liquidity backstop for commercial paper that the Company intends to issue to fund the anticipated acquisition of York International Corporation (see Note 23 to the Consolidated Financial Statements).
      The Company believes its capital resources and liquidity position at September 30, 2005 are adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, pension fund contributions, debt maturities and acquisitions in fiscal 2006, other than the anticipated York International acquisition, will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The anticipated York International acquisition will be initially financed with short term borrowings, which the Company intends to refinance with long term debt (see Note 23 to the Consolidated Financial Statements).
      The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings. Currently, the Company has ample liquidity and full access to the capital markets. Given the Company’s credit ratings from Fitch (A), Moody’s (Baa1), and Standard & Poors (A-) as of December 1, 2005, the Company believes several downgrades, or a single downgrade over multiple levels, would be necessary before its access to the commercial paper markets would be limited. At September 30, 2005, the Company has a combined availability of $1.25 billion under its revolving credit facilities to meet commercial paper maturities and operating needs.
      A summary of the Company’s significant contractual obligations as of September 30, 2005 is as follows:

					2011 and
	Total	2006	2007-2008	2009-2010	Beyond
(In millions)
Contractual Obligations
Long-term debt (including capital lease obligations)*	$1,658	$81	$710	$93	$774
Interest on long-term debt (including capital lease obligations)*	808	99	135	99	475
Operating leases	686	245	229	125	87
Unconditional purchase obligations	2,837	1,404	1,286	147	—
Pension and postretirement contributions	299	65	45	49	140

Total contractual cash obligations	$6,288	$1,894	$2,405	$513	$1,476

*	See “Capitalization” for additional information related to the Company’s long-term debt.
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
      On August 24, 2005, the Company entered into a definitive agreement to acquire York International Corporation, a global supplier of heating, ventilation, air-conditioning and refrigeration equipment and services. Under the terms of the all cash transaction, the Company will acquire all outstanding common shares of York for $56.50 per share. The total cash required to complete the transaction is approximately $2.5 billion, which includes payment for common shares, transaction fees and expenses. As of December 1, 2005, the Company anticipates closing the York International Corporation transaction in early December 2005 (see Note 23 to the Consolidated Financial Statements).
     GUARANTEES AND OFF-BALANCE SHEET ARRANGEMENTS
      The Company is party to certain synthetic leases which qualify as operating leases for accounting purposes. The lease contracts are associated with the financing of the Company’s aircraft. The guarantees extend through the maturity of each respective underlying lease in September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values, not to exceed $44 million at September 30, 2005.
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

Revenue Recognition
      The Company recognizes revenue from long-term systems installation contracts of the building efficiency business over the contractual period under the POC method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Revenues from contracts with multiple element arrangements, such as those including both installation and services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and earnings in excess of billings on uncompleted contracts.” Likewise, contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and earnings on uncompleted contracts.” Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting. In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.

Goodwill and Other Intangible Assets
      In conformity with U.S. GAAP, goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at September 30, 2005, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Indefinite and definite lived intangible assets (see Note 5 to the Consolidated Financial Statements) are also subject to impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

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
      The discount rate used by the Company is based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of the Company’s pension plans’ participants’ demographics and benefit payment terms. At July 31, 2005, the Company decreased its discount rate on U.S. plans to 5.50 percent from 6.25 percent at July 31, 2004 (see Note 14 to the Consolidated Financial Statements). The decline of 75 basis points was consistent with the changes in published bond indices. The change increased the Company’s U.S. projected benefit obligation at September 30, 2005 by approximately $315 million and is expected to increase pension expense in fiscal year 2006 by approximately $32 million.
      In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 60% of the plans’ assets were invested in equities, with the balance primarily invested in fixed income instruments.
      The Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a three-year period. As of September 30, 2005, the Company had approximately $25 million of unrecognized asset gains associated with its U.S. pension plans, which will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.
      Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
      Primarily as a result of a $180 million voluntary cash contribution in the current year, the Company has recorded a prepaid benefit cost of $324 million for its U.S. pension plans as of September 30, 2005 in accordance with SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS 87). SFAS 87 requires that an asset be recognized if the net periodic pension cost is less than the amounts the employer has contributed to the plan and a liability be recognized if the net periodic pension cost exceeds amounts the employer has contributed to the plan. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At September 30, 2005, the Company’s U.S. pension plans were under funded by $295 million since the projected benefit obligation exceeded the fair value of its plan assets. Material differences may result between the funded status of a retirement plan and the recorded asset or liability due to certain items that have an immediate impact on the projected benefit obligation, but are recognized over a longer period of time in the net periodic pension cost. For example, at September 30, 2005, the Company had an unrecognized net actuarial loss on its U.S. pension plans of $566 million. This actuarial loss is included in the projected benefit obligation at September 30, 2005, but in accordance with SFAS 87, in general, the amount of the loss is amortized to net periodic pension expense over the average remaining service period of the employees in the plan where the loss was generated.

Product Warranties
      The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates. At September 30, 2005, the Company had recorded $61 million of warranty reserves based on an analysis of return rates and other factors (see Note 7 to the Consolidated Financial Statements). While the

Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ significantly from those estimates.

Income Taxes
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents foreign operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At September 30, 2005, the Company had a valuation allowance of $573 million primarily related to net operating and other loss carryforwards, mainly in the US, Germany, Italy, Mexico and Canada for which sustainable taxable income has not been demonstrated or future capital gains are not realizable (see Note 17 to the Consolidated Financial Statements). The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.
      The Company is subject to income taxes in the US and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Accruals for tax contingences are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies”. The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1997-2003 are currently under various stages of audit by the Internal Revenue Service and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2005, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in Other noncurrent liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
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
      The Company generally finances its foreign operations with local, non-U.S. dollar debt. The foreign-currency denominated debt serves as a natural hedge of the foreign operations’ net asset positions. The Company has also entered into several foreign currency-denominated debt obligations and cross-currency interest rate swaps to hedge portions of its net investments in Europe and Japan. The currency effects of the debt obligations and swaps are reflected in the accumulated other comprehensive income account within shareholders’ equity where they offset gains and losses recorded on the net investments in Europe and Japan.

Sensitivity Analysis
      The following table indicates the total U.S. dollar (USD) equivalents of net foreign exchange contracts (hedging transactional exposure) and non-U.S. dollar denominated cash, debt and cross-currency interest rate swaps (hedging translation exposure) outstanding by currency and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2005.
      As previously noted, the Company’s policy prohibits the trading of financial instruments for profit. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying receivables, payables and net investments in foreign subsidiaries described above.

	September 30, 2005

	Non-USD
	Financial Instruments
	Designated as Hedges of:
				Foreign Exchange
	Transactional	Translation	Net	Gain/(Loss) from:
	Foreign	Foreign	Amounts of
	Exposure	Exposure	Instruments	10%	10%
	Long/	Long/	Long/	Appreciation	Depreciation
Currency	(Short)	(Short)	(Short)	of USD	of USD

	(In millions)
(U.S. dollar equivalents)
Euro	$(291)	$(643)	$(934)	$93	$(93)
Japanese yen	(1)	(205)	(206)	21	(21)
South Korean won	—	(36)	(36)	4	(4)
British pound	304	57	361	(36)	36
Mexican peso	320	35	355	(35)	35
Canadian dollar	15	(8)	7	(1)	1
Slovenska koruna	134	7	141	(14)	14
Romanian leu	—	(19)	(19)	2	(2)
Czech koruna	364	(128)	236	(24)	24
Brazilian real	—	(31)	(31)	3	(3)
Polish zloty	(41)	(3)	(44)	4	(4)
South African rand	8	50	58	(6)	6
Other	10	35	45	(4)	4

Total	$822	$(889)	$(67)	$7	$(7)

Interest Rates
      The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market rates. The Company, as needed, uses interest rate swaps to modify its exposure to interest rate movements. In accordance with SFAS No. 133, the swaps qualify and are designated as cash flow hedges or fair value hedges. A 10% increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would result in a change in pre-tax interest expense of approximately $2.3 million.
      In September 2005 following a definitive agreement unanimously approved by the Boards of Directors of both companies, the Company entered into three forward treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated fixed-rate bond issuance to finance the acquisition of York International Corporation (see Note 23 to the Consolidated Financial Statements). The three forward treasury lock agreements, which have a combined notional amount of $1.3 billion, fix a portion of the future interest cost for 5-year, 10-year and 30-year bonds. The treasury lock agreements are designated as cash flow hedges. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of bond issuance, will be amortized to interest expense over the life of the respective bond issuance.
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
      Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 2005 related solely to environmental compliance were not material. At September 30, 2005, the Company had an accrued liability of $65 million relating to environmental matters compared with $61 million one year ago. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows.
      Additionally, the Company is involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows (see Note 22 to the Consolidated Financial Statements). Costs related to such matters were not material to the periods presented.

QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
(In millions, except per share data; unaudited)
2005
Net sales	$6,617.8	$6,899.4	$7,062.1	$6,900.1	$27,479.4
Gross profit	805.4	827.4	900.3	948.8	3,481.9
Net income	168.4	202.5	254.7	283.8	909.4
Earnings per share
Basic*	0.88	1.06	1.33	1.47	4.74
Diluted*	0.87	1.04	1.31	1.45	4.68
2004 (Restated)
Net sales	$5,972.7	$6,121.9	$6,276.0	$6,232.4	$24,603.0
Gross profit	810.3	788.8	842.4	836.3	3,277.8
Net income	164.5	157.7	222.3	273.0	817.5
Earnings per share
Basic*	0.90	0.83	1.17	1.43	4.35
Diluted*	0.86	0.82	1.15	1.41	4.24

*	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      See “Risk Management” included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements & Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Johnson Controls, Inc.
      We have completed an integrated audit of Johnson Controls, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Notes 18 and 21 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Johnson Controls, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, because the Company did not maintain effective controls over the identification and disclosure of required guarantor subsidiary financial statement information, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of September 30, 2005, the Company did not maintain effective controls over the identification and disclosure of required guarantor subsidiary financial statement information in the Company’s consolidated financial statements as required by Rule 3-10 of Regulation S-X. Specifically, the Company did not have effective controls, including the communication between the Company’s Treasury Department and Accounting Department, to identify the required financial statement disclosures to be included in the Company’s consolidated financial statements resulting from subsidiary guarantees applicable to certain third-party debt of the Company. This control deficiency results in the restatement of the Company’s fiscal 2004 and fiscal 2003 consolidated financial statements and its fiscal 2005 and fiscal 2004 interim consolidated financial statements. In addition, this control deficiency could result in inaccurate or incomplete guarantor subsidiary financial statement disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the recently acquired operations of Delphi Corporation’s global battery business from its assessment of internal control over financial reporting as of September 30, 2005 because it was acquired by the Company in a purchase business combination in July 2005. We have also excluded the recently acquired operations of Delphi Corporation’s global battery business from our audit of internal control over financial reporting; total assets and total revenues of these operations represent approximately 4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2005.

      In our opinion, management’s assessment that Johnson Controls, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Johnson Controls, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
Milwaukee, Wisconsin
December 2, 2005

Johnson Controls, Inc.
Consolidated Statement of Income

	Year Ended September 30,

		Restated

	2005	2004	2003
(In millions, except per share data)
Net sales
Products and systems*	$24,337.3	$21,653.4	$18,610.1
Services*	3,142.1	2,949.6	2,561.2

	27,479.4	24,603.0	21,171.3
Cost of sales
Products and systems	21,463.7	18,911.2	16,065.2
Services	2,533.8	2,414.0	2,077.8

	23,997.5	21,325.2	18,143.0

Gross profit	3,481.9	3,277.8	3,028.3
Selling, general and administrative expenses	2,205.5	2,144.6	2,000.3
Restructuring costs	210.0	82.4	—
Japanese pension gain	—	(84.4)	—

Operating income	1,066.4	1,135.2	1,028.0

Interest income	13.0	13.1	8.4
Interest expense	(120.5)	(111.0)	(113.2)
Equity income	71.8	96.4	76.9
Miscellaneous — net	(27.3)	(63.9)	(58.3)

Other income (expense)	(63.0)	(65.4)	(86.2)

Income before income taxes and minority interests	1,003.4	1,069.8	941.8
Provision for income taxes	205.1	251.4	273.5
Minority interests in net earnings of subsidiaries	41.1	51.6	23.4

Income from continuing operations	757.2	766.8	644.9
Income from discontinued operations, net of income taxes	16.1	50.7	38.0
Gain on sale of discontinued operations, net of income taxes	136.1	—	—

Net income	$909.4	$817.5	$682.9

Earnings available for common shareholders	$909.4	$815.7	$675.7

Earnings per share from continuing operations
Basic	$3.95	$4.08	$3.57
Diluted	$3.90	$3.98	$3.40
Earnings per share
Basic	$4.74	$4.35	$3.78
Diluted	$4.68	$4.24	$3.60

*	Products and systems consist of interior experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and facility management services.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statement of Financial Position

	September 30,

		Restated
	2005	2004
(In millions, except par value and share data)
ASSETS
Cash and cash equivalents	$171.3	$99.2
Accounts receivable, less allowance for doubtful accounts of $47.0 and $46.9, respectively	4,672.2	3,815.9
Costs and earnings in excess of billings on uncompleted contracts	314.5	271.8
Inventories	983.1	858.3
Assets of discontinued operations	—	579.8
Other current assets	997.7	725.5

Current assets	7,138.8	6,350.5

Property, plant and equipment — net	3,581.6	3,333.9
Goodwill — net	3,732.6	3,566.2
Other intangible assets — net	289.0	290.9
Investments in partially-owned affiliates	444.9	447.6
Other noncurrent assets	957.5	769.3

Total assets	$16,144.4	$14,758.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$684.0	$813.3
Current portion of long-term debt	80.9	226.7
Accounts payable	3,937.5	3,425.3
Accrued compensation and benefits	704.4	592.4
Accrued income taxes	44.3	48.6
Billings in excess of costs and earnings on uncompleted contracts	225.7	197.2
Liabilities of discontinued operations	—	228.5
Other current liabilities	1,164.6	888.8

Current liabilities	6,841.4	6,420.8

Long-term debt	1,577.5	1,630.6
Postretirement health and other benefits	158.7	164.1
Minority interests in equity of subsidiaries	195.6	121.5
Other noncurrent liabilities	1,313.1	1,215.1

Long-term liabilities	3,244.9	3,131.3

Commitments and contingencies (Note 22)
Common stock, $.04 1/6 par value
shares authorized: 600,000,000
shares issued: 2005 — 193,253,563; 2004 — 191,176,609	8.1	8.0
Capital in excess of par value	1,091.6	953.0
Retained earnings	4,905.4	4,187.9
Treasury stock, at cost (2005 — 382,628 shares; 2004 — 855,668 shares)	(6.8)	(14.5)
Accumulated other comprehensive income	59.8	71.9

Shareholders’ equity	6,058.1	5,206.3

Total liabilities and shareholders’ equity	$16,144.4	$14,758.4

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statement of Cash Flows

	September 30,

		Restated

	2005	2004	2003
(In millions)
Operating Activities
Net income	$909.4	$817.5	$682.9
Gain and income from discontinued operations	(152.2)	(50.7)	(38.0)

Income from continuing operations	757.2	766.8	644.9
Adjustments to reconcile net income from continuing operations to cash provided by operating activities
Depreciation	613.3	550.3	511.4
Amortization of intangibles	23.1	18.8	16.8
Equity in earnings of partially-owned affiliates, net of dividends received	(46.5)	(18.6)	(25.8)
Deferred income taxes	(25.2)	100.5	120.4
Minority interests in net earnings of subsidiaries	41.1	51.6	23.4
Gain on sale of long-term investment	—	—	(16.6)
Non-cash restructuring costs	47.5	7.1	—
Pension contributions in excess of expense	(138.3)	—	(231.7)
Japanese pension settlement gain	—	(84.4)	—
Other	25.9	(32.7)	(5.9)
Changes in working capital, excluding acquisitions and divestitures of businesses
Receivables	(787.8)	(308.3)	25.7
Inventories	(59.4)	(3.0)	1.4
Other current assets	(113.8)	36.6	(60.7)
Restructuring reserves	101.9	41.8	—
Accounts payable and accrued liabilities	379.3	165.7	(52.1)
Accrued income taxes	81.4	14.0	(127.4)
Billings in excess of costs and earnings on uncompleted contracts	27.7	(3.0)	(12.4)

Cash provided by operating activities of continuing operations	927.4	1,303.2	811.4

Investing Activities
Capital expenditures	(664.1)	(783.5)	(606.0)
Sale of property, plant and equipment	39.2	50.9	52.2
Acquisition of businesses, net of cash acquired	(327.8)	(419.6)	(384.7)
Proceeds from sale of long-term investment	—	—	38.2
Business divestitures	678.5	—	—
Recoverable customer engineering expenditures	(9.8)	(55.0)	(46.0)
Changes in long-term investments	11.6	(25.6)	(8.8)

Cash used by investing activities	(272.4)	(1,232.8)	(955.1)

Financing Activities
Increase (decrease) in short-term debt — net	(105.7)	659.9	52.9
Increase in long-term debt	82.7	213.8	510.7
Repayment of long-term debt	(373.7)	(869.9)	(376.7)
Payment of cash dividends	(191.9)	(170.7)	(136.3)
Other	45.4	34.3	27.0

Cash (used) provided by financing activities	(543.2)	(132.6)	77.6

Cash (used) provided by discontinued operations	(69.2)	71.9	(6.1)

Effect of exchange rate changes on cash and cash equivalents	29.5	5.6	9.3

Increase (decrease) in cash and cash equivalents	$72.1	$15.3	$(62.9)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statement of Shareholders’ Equity

			Employee Stock					Accumulated
			Ownership		Capital in			Other
			Plan —		Excess of		Treasury	Comprehensive
		Preferred	Unearned	Common	Par	Retained	Stock,	Income
	Total	Stock	Compensation	Stock	Value	Earnings	at Cost	(Loss)

	(In millions, except per share data)
At September 30, 2002	$3,499.7	$103.8	$(44.6)	$14.9	$690.0	$2,994.0	$(12.0)	$(246.4)
Comprehensive income:
Net income	682.9	—	—	—	—	682.9	—	—
Foreign currency translation adjustments	203.5	—	—	—	—	—	—	203.5
Realized gains on marketable securities	(11.1)	—	—	—	—	—	—	(11.1)
Realized and unrealized gains/losses on derivatives	10.5	—	—	—	—	—	—	10.5
Minimum pension liability adjustment	(63.4)	—	—	—	—	—	—	(63.4)

Other comprehensive income	139.5

Comprehensive income	822.4
Reduction of guaranteed ESOP debt	21.0	—	21.0	—	—	—	—	—
Cash dividends
Series D preferred ($3.97 per one ten-thousandth of a share), net of $0.5 million tax benefit	(7.2)	—	—	—	—	(7.2)	—	—
Common ($0.72 per share)	(128.6)	—	—	—	—	(128.6)	—	—
Other, including options exercised	54.0	(6.7)	—	0.2	58.0	—	2.5	—

At September 30, 2003	4,261.3	97.1	(23.6)	15.1	748.0	3,541.1	(9.5)	(106.9)
Comprehensive income:
Net income	817.5	—	—	—	—	817.5	—	—
Foreign currency translation adjustments	171.2	—	—	—	—	—	—	171.2
Realized and unrealized gains/losses on derivatives	11.3	—	—	—	—	—	—	11.3
Minimum pension liability adjustment	(3.7)	—	—	—	—	—	—	(3.7)

Other comprehensive income	178.8

Comprehensive income	996.3
Reduction of guaranteed ESOP debt	23.6	—	23.6	—	—	—	—	—
Cash dividends
Series D preferred ($0.99 per one ten-thousandth of a share), net of tax benefit	(1.8)	—	—	—	—	(1.8)	—	—
Common ($0.90 per share)	(168.9)	—	—	—	—	(168.9)	—	—
Par value reduction	—	—	—	(7.5)	7.5	—	—	—
Conversion of preferred stock to common stock	—	(96.0)	—	0.3	95.7	—	—	—
Other, including options exercised	95.8	(1.1)	—	0.1	101.8	—	(5.0)	—

At September 30, 2004	5,206.3	—	—	8.0	953.0	4,187.9	(14.5)	71.9
Comprehensive income:
Net income	909.4	—	—	—	—	909.4	—	—
Foreign currency translation adjustments	(29.5)	—	—	—	—	—	—	(29.5)
Realized and unrealized gains/losses on derivatives	34.3	—	—	—	—	—	—	34.3
Minimum pension liability adjustment	(16.9)	—	—	—	—	—	—	(16.9)

Other comprehensive loss	(12.1)

Comprehensive income	897.3
Cash dividends
Common ($1.00 per share)	(191.9)	—	—	—	—	(191.9)	—	—
Other, including options exercised	146.4	—	—	0.1	138.6	—	7.7	—

At September 30, 2005	$6,058.1	$—	$—	$8.1	$1,091.6	$4,905.4	$(6.8)	$59.8

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of Johnson Controls, Inc. and its domestic and foreign subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany transactions have been eliminated. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20 percent. Under certain criteria as provided for in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, the Company may consolidate a partially-owned affiliate when it has less than a 50% ownership. Gains and losses from the translation of substantially all foreign currency financial statements are recorded in the accumulated other comprehensive income account within shareholders’ equity.
USE OF ESTIMATES
      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.
REVENUE RECOGNITION
      The Company recognizes revenue from long-term systems installation contracts of the building efficiency business over the contractual period under the percentage-of-completion method of accounting (see “Long-Term Contracts”). In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.
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
PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
      The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred. Customer reimbursements are recorded as an increase in cash and a reduction of Selling, general and administrative expense when reimbursement from the customer is received. Costs for molds, dies, and other tools used to make products that will be sold under long-term supply arrangements are capitalized within Property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for evidence of impairment. At September 30, 2005 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, approximately $268 million and $178 million, respectively, of costs for molds, dies and other tools were capitalized within Property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2005 and 2004, the Company recorded within Other current assets approximately $280 million and $194 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is assured.
PROPERTY, PLANT AND EQUIPMENT
      The Company uses the straight-line method of depreciation for financial reporting purposes and accelerated methods for income tax purposes. The general range of useful lives for financial reporting is 10 to 50 years for buildings and improvements and 3 to 20 years for machinery and equipment.
GOODWILL AND OTHER INTANGIBLE ASSETS
      Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets are not amortized; however, both must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired.
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
      The Company hedges 70 to 90 percent of its known foreign exchange transactional exposures. The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Miscellaneous — net in the Consolidated Statement of Income and are recognized in the same period as gains and losses on the hedged items.
      Cash Flow Hedges The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily using foreign currency exchange contracts. These instruments are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 and are recorded in the Consolidated Statement of Financial Position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated OCI and are subsequently reclassified into earnings when the hedged transactions, typically sales and costs related to sales, occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The Company also selectively uses interest rate swaps to modify its exposure to interest rate movements. These swaps also qualify as cash flow hedges, with changes in fair value recorded as a component of accumulated OCI. Interest expense is recorded in earnings at the fixed rate set forth in the swap agreement. At September 30, 2005, the Company entered into three forward treasury lock agreements designated as cash flow hedges to reduce the market risk associated with changes in interest rates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to the Company’s anticipated fixed-rate bond issuance to finance an acquisition (see Note 11 and 23) . There were no interest rate swaps outstanding designated as cash flow hedges at September 30, 2004.
      For the years ended September 30, 2005 and 2004, the net amounts recognized in earnings due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not material. The amount reported as realized and unrealized gains/losses on derivatives in the accumulated OCI account within shareholders’ equity represents the net gain/loss on derivatives designated as cash flow hedges.
      Fair Value Hedges The Company had two interest rate swaps outstanding at September 30, 2005 designated as a hedge of the fair value of a portion of fixed-rate bonds (see Note 11). Both the swap and the hedged portion of the debt are recorded in the Consolidated Statement of Financial Position. The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no net impact on earnings.
      Net Investment Hedges The Company has cross-currency interest rate swaps and foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in foreign operations. The currency effects of the debt obligations are reflected in the accumulated OCI account where they offset translation gains and losses recorded on the Company’s net investments in Europe and Japan. The cross-currency interest rate swaps are recorded in the Consolidated Statement of Financial Position at fair value, with changes in value attributable to changes in foreign exchange rates recorded in the foreign currency translation adjustments component of accumulated OCI. Net interest payments or receipts from the interest rate swaps are recorded as adjustments to interest expense in earnings on a current basis. A net gain of approximately $5 million associated with hedges of net investments in foreign operations was recorded in the accumulated OCI account for the period ended September 30, 2005. A net loss of approximately $86 million associated with hedges of net investments in foreign operations was recorded in the accumulated OCI account for the period ended September 30, 2004.
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
EARNINGS PER SHARE
      Basic earnings per share are computed by dividing net income, after deducting dividend requirements on the Series D Convertible Preferred Stock, by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income, after deducting the after-tax compensation expense that would arise from the assumed conversion of the Series D Convertible Preferred Stock, by diluted weighted average shares outstanding. Diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of common stock equivalents which would arise from the exercise of stock options. Effective December 31, 2003, the Company converted all the outstanding Series D Convertible Preferred Stock (see Note 12).
CASH FLOW
      For purposes of the Consolidated Statement of Cash Flows, the Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FOREIGN CURRENCY TRANSLATION
      Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period.
COMPREHENSIVE INCOME
      Comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive income, were as follows (net of tax):

	September 30,

	2005	2004
(In millions)
Foreign currency translation adjustments	$129.1	$158.6
Realized and unrealized gains/losses on derivatives	43.2	8.9
Minimum pension liability adjustments	(112.5)	(95.6)

Accumulated other comprehensive income	$59.8	$71.9

RECENT ACCOUNTING PRONOUNCEMENTS
      During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase common stock to some of its employees under various plans at prices equal to the market value of the stock on the dates the options were granted. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R to the first interim period of the first fiscal year beginning after June 15, 2005 and accordingly the modified prospective method will be adopted by the Company in the first quarter of fiscal 2006. The impact of the adoption of SFAS 123R will depend on levels of share-based payments granted in the future.
RECLASSIFICATION
      Certain prior year amounts have been reclassified to conform to the current year’s presentation.

1.	ACQUISITIONS
      In fiscal 2005, the Company made six acquisitions for a combined purchase price of approximately $333 million, including the assumption of debt. The most significant of these acquisitions is as follows:

•	In June 2005, the Company completed its acquisition of USI Companies, Inc. Management believes this acquisition will provide clients with an expanded, integrated mix of global corporate real estate services, enabling the Company to further align new and existing customers’ real estate assets with their business objectives.

•	In July 2005, the Company completed the acquisition of Delphi Corporation’s global battery business. Management believes the acquisition enables the Company to participate in the rapidly growing Asian automotive battery market, particularly in China.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the dates of acquisition.

(In millions)
Current assets, net of cash acquired	$161.3
Property, plant and equipment	168.2
Goodwill	166.2
Other intangible assets	16.3
Other noncurrent assets	62.3

Total assets	574.3

Current liabilities	176.9
Long-term liabilities	69.6

Total liabilities	246.5

Net assets acquired	$327.8

      The operating results of these acquisitions have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. Pro forma information reflecting these acquisitions has not been disclosed as the impact on consolidated net income was not material.
      Goodwill of approximately $86 million, all of which is tax deductible, has been assigned to the building efficiency segment. Goodwill of approximately $8 million, none of which is tax deductible, has been assigned to the interior experience — North America segment. Goodwill of approximately $72 million, $68 million of which is tax deductible, has been assigned to the power solutions segment. In addition, approximately $16 million of customer relationships subject to amortization were recorded with a useful life of 15 years. The purchase price allocations may be subsequently adjusted to reflect final appraisals and other valuation studies.
      The Company has recorded restructuring reserves of approximately $82 million related to the Delphi battery acquisition. This restructuring reserve includes workforce reductions of approximately 1,500 employees and calls for four plants to be closed or merged into existing facilities of the Company. As of September 30, 2005, the Company was in the process of finalizing the restructuring plan related to the acquisition. The Company anticipates that the restructuring actions will be completed by the end of the first quarter in fiscal 2007. As of September 30, 2005, there was no usage of the restructuring reserves.
      In fiscal 2004, the Company acquired 100% ownership of its power solutions joint venture with Grupo IMSA, S.A. de C.V. (Latin American JV). The purchase price for the remaining 51% interest in the joint venture was approximately $525 million, including the assumption of debt. The acquisition was funded initially with short-term debt. Management believes the acquisition is in line with the Company’s growth strategies and provides new opportunities to strengthen the Company’s global leadership position in the automotive battery industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the fair values of the assets acquired and liabilities assumed in the Latin American JV acquisition, which was effective on August 1, 2004.

(In millions)
Current assets, net of cash acquired	$163.9
Property, plant and equipment	218.8
Goodwill	458.0
Other intangible assets	37.0
Other noncurrent assets	4.0

Total assets	881.7

Current liabilities	167.7
Long-term liabilities	214.0

Total liabilities	381.7

Less historical investment balance in partially-owned affiliate	117.0

Net assets acquired	$383.0

      The operating results of the Latin American JV have been included in the Company’s consolidated financial statements from the date of acquisition. For periods prior to the acquisition, the Company’s investment was accounted for by the equity method. Pro forma information reflecting this acquisition has not been disclosed as the impact on consolidated net income was not material.
      Goodwill of $458 million, none of which is tax deductible, has been assigned to the power solutions segment related to the Latin American JV acquisition. Approximately $12 million of customer relationships subject to amortization were recorded with a weighted average useful life of approximately 39 years. In addition, $25 million was assigned to trademarks with an indefinite useful life.
      In fiscal 2003, the Company made acquisitions for a combined purchase price of approximately $525 million, including the assumption of debt. Short-term borrowings were initially used to finance the acquisitions and were partially refinanced through the issuance of senior notes in September 2003. The more significant of these acquisitions were as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the fair values of the assets acquired and liabilities assumed at the dates of acquisition.

(In millions)
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
      Goodwill of approximately $200 million, of which $22 million is expected to be deductible for tax purposes, has been assigned to the interior experience — Europe segment ($107 million) and the power solutions segment ($93 million). Approximately $43 million of intangible assets subject to amortization and with a weighted average useful life of approximately 24 years were recorded. This included approximately $1 million and $17 million, respectively, of patented and unpatented technology with a weighted average useful life of approximately 14 years, and $25 million of customer relationships with a weighted average useful life of approximately 31 years. In addition, $9 million was assigned to trademarks with an indefinite useful life.
      Restructuring reserves related to the Varta acquisition of approximately $18 million were recorded at September 30, 2003. The majority of the reserves were established for employee severance costs related to workforce reductions of approximately 235 employees. The Varta restructuring activities were substantially complete at the end of fiscal year 2004. The Company made a final payment of $36.6 million related to the Varta acquisition in fiscal 2004.

2.	DISCONTINUED OPERATIONS
      In February 2005, the Company completed the sale of its engine electronics business, included in the interior experience — Europe segment, to Valeo for approximately €316 million, or about $419 million. This non-core business was acquired in fiscal 2002 from Sagem SA. As part of the post-closing activities, the Company settled a claim with Valeo for approximately $8 million ($5 million after tax), resulting in an adjustment to the purchase price. The sale of the engine electronics business resulted in a gain of approximately $81 million ($51 million after tax), net of related costs.
      In March 2005, the Company completed the sale of its Johnson Controls World Services, Inc. subsidiary (World Services), included in the building efficiency segment, to IAP Worldwide Services, Inc. for approximately $260 million. This non-strategic business was acquired in fiscal 1989 from Pan Am Corporation. The sale of World Services resulted in a gain of approximately $139 million ($85 million after tax), net of related costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes the revenues, expenses and related gain on sale of the discontinued operations:

				Johnson Controls
	Engine Electronics(1)			World Services, Inc.(2)

	Year Ended			Year Ended
	September 30,			September 30,

	2005	2004	2003	2005	2004	2003
(In millions)
Net sales	$199.7	$435.9	$288.6	$340.4	$754.1	$766.1
Cost of sales	172.3	362.2	239.4	318.6	695.0	715.9

Gross profit	27.4	73.7	49.2	21.8	59.1	50.2
Selling, general and administrative expenses	16.8	33.9	29.5	8.1	16.9	9.0

Operating income	10.6	39.8	19.7	13.7	42.2	41.2
Miscellaneous — net	—	—	—	1.4	0.2	1.1

Income before income taxes and minority interests	10.6	39.8	19.7	15.1	42.4	42.3
Provision for income taxes	3.7	14.1	7.0	5.8	16.5	16.5
Minority interests	—	—	—	0.1	0.9	0.5

Net income	$6.9	$25.7	$12.7	$9.2	$25.0	$25.3

Earnings per share from discontinued operations
Basic	$0.03	$0.14	$0.07	$0.05	$0.13	$0.14

Diluted	$0.03	$0.13	$0.07	$0.05	$0.13	$0.13

Earnings per share from gain on sale of discontinued operations
Basic	$0.27	—	—	$0.44	—	—

Diluted	$0.26	—	—	$0.44	—	—

(1)	Engine Electronics includes revenues and expenses through February 28, 2005, the effective date of the disposition.

(2)	World Services includes revenues and expenses through March 30, 2005, the effective date of disposition.
      Assets of the engine electronics business as of the disposal date totaled $427 million, which consisted of goodwill ($154 million), accounts receivable ($100 million), property, plant and equipment — net ($69 million), other intangible assets — net ($59 million) and other miscellaneous assets ($45 million). Liabilities of the engine electronics business as of the disposal date totaled $89 million, which consisted of accounts payable ($82 million) and other miscellaneous liabilities ($7 million).
      Assets of Johnson Controls World Services, Inc. as of the disposal date totaled $178 million, which consisted of accounts receivable ($127 million), goodwill ($30 million), property, plant and equipment — net ($10 million) and other miscellaneous assets ($11 million). Liabilities of Johnson Controls World Services, Inc. as of the disposal date totaled $57 million, which consisted of accounts payable ($40 million) and other miscellaneous liabilities ($17 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVENTORIES

	September 30,

	2005	2004
(In millions)
Raw materials and supplies	$497.2	$462.7
Work-in-process	157.8	139.1
Finished goods	377.8	291.3

FIFO inventories	1,032.8	893.1
LIFO reserve	(49.7)	(34.8)

Inventories	$983.1	$858.3

      Inventories valued by the LIFO method of accounting were approximately 31 percent of total inventories at September 30, 2005 and 2004.

4.	PROPERTY, PLANT AND EQUIPMENT

	September 30,

	2005	2004
(In millions)
Buildings and improvements	$1,783.8	$1,558.5
Machinery and equipment	5,086.4	4,781.2
Construction in progress	479.4	382.0
Land	249.4	249.0

Total property, plant and equipment	7,599.0	6,970.7
Less accumulated depreciation	(4,017.4)	(3,636.8)

Property, plant and equipment — net	$3,581.6	$3,333.9

      Interest costs capitalized during 2005, 2004 and 2003 were $11.2 million, $16.0 million and $8.4 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
      The changes in the carrying amount of goodwill for the years ended September 30, 2005 and 2004 were as follows:

		Interiors —	Interiors —	Interiors —
	Buildings	North America	Europe	Asia	Power	Total
(In millions)
Balance as of September 30, 2003	$404.7	$1,176.1	$942.3	$212.9	$249.1	$2,985.1
Goodwill from business acquisitions	—	—	—	—	458.0	458.0
Currency translation	31.3	0.6	71.8	2.4	10.4	116.5
Other	(1.7)	—	10.6	(30.0)	27.7	6.6

Balance as of September 30, 2004	434.3	1,176.7	1,024.7	185.3	745.2	3,566.2
Goodwill from business acquisitions	85.9	8.0	—	—	72.3	166.2
Currency translation	(3.0)	1.4	(10.1)	5.6	(0.8)	(6.9)
Other	(1.8)	(0.2)	(1.2)	1.5	8.8	7.1

Balance as of September 30, 2005	$515.4	$1,185.9	$1,013.4	$192.4	$825.5	$3,732.6

      See Note 1 for discussion of goodwill from businesses acquired during fiscal 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s other intangible assets, primarily from acquisitions, are valued based on independent appraisals and consisted of the following:

	September 30, 2005			September 30, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
(In millions)
Amortized intangible assets
Patented technology	$230.9	$(102.8)	$128.1	$232.1	$(85.8)	$146.3
Unpatented technology	31.5	(6.8)	24.7	31.7	(4.9)	26.8
Customer relationships	95.5	(7.6)	87.9	76.3	(4.8)	71.5
Miscellaneous	9.9	(8.3)	1.6	10.5	(7.3)	3.2

Total amortized intangible assets	367.8	(125.5)	242.3	350.6	(102.8)	247.8
Unamortized intangible assets
Trademarks	39.6	—	39.6	37.1	—	37.1
Pension asset	7.1	—	7.1	6.0	—	6.0

Total unamortized intangible assets	46.7	—	46.7	43.1	—	43.1

Total intangible assets	$414.5	$(125.5)	$289.0	$393.7	$(102.8)	$290.9

      Amortization of other intangible assets was approximately $23 million and $19 million for the years ended September 30, 2005 and 2004, respectively. Excluding the impact of any future acquisitions including York International Corporation, the Company anticipates that annual amortization of other intangible assets will approximate $21 million for each of the next five years.

6.	GUARANTEES
      The Company has guaranteed the residual value related to the Company aircraft accounted for as synthetic leases. The guarantees extend through the maturity of each respective underlying lease in September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values, not to exceed $44 million and $53 million in aggregate at September 30, 2005 and 2004, respectively. The Company has recorded a liability of approximately $2 million and $4 million within Other noncurrent liabilities and a corresponding offset within Other noncurrent assets in the Consolidated Statement of Financial Position relating to the Company’s obligation under the guarantees at September 30, 2005 and 2004, respectively. These amounts are being amortized over the life of the guarantees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the carrying amount of the Company’s total product warranty liability for the years ended September 30, 2005 and 2004 were as follows:

	Year Ended
	September 30,

	2005	2004
(In millions)
Beginning balance	$67.5	$78.3
Accruals for warranties issued during the period	46.8	48.8
Accruals from business acquisition	3.1	4.2
Accruals related to pre-existing warranties (including changes in estimates)	(6.5)	(22.9)
Settlements made (in cash or in kind) during the period	(49.4)	(43.1)
Currency translation	(0.2)	2.2

Ending balance	$61.3	$67.5

8.	LEASES
      Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $78 million and $90 million at September 30, 2005 and 2004, respectively.
      Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense was $242 million in 2005, $235 million in 2004 and $208 million in 2003.
      Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2005 were as follows:

	Capital	Operating
	Leases	Leases
(In millions)
2006	$18.6	$245.2
2007	14.0	134.6
2008	13.7	94.5
2009	49.6	72.4
2010	7.9	52.3
After 2010	25.1	86.6

Total minimum lease payments	128.9	$685.6

Interest	24.3

Present value of net minimum lease payments	$104.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SHORT-TERM DEBT AND CREDIT AGREEMENTS

	September 30,

	2005	2004
(In millions)
Commercial paper	$476.8	$267.0
Bank borrowings	207.2	546.3

Short-term debt	$684.0	$813.3

Weighted average interest rate on short-term debt outstanding	3.75%	2.36%
      The Company had committed lines of credit available for support of outstanding commercial paper that averaged $1.25 billion during the year and were $1.25 billion at September 30, 2005. In addition, the Company had uncommitted lines of credit from banks totaling $1.62 billion at September 30, 2005, of which $1.50 billion remained unused. The lines of credit are subject to the usual terms and conditions applied by banks.
      In October 2005, the Company entered into a five-year $1.6 billion revolving credit facility which expires in October 2010. This facility replaces the five-year $625 million revolving credit facility, which would have expired in October 2008, and the 364-day $625 million facility, which expired in October 2005. There were no draws on any of the committed credit lines through September 30, 2005.
      In October 2005, the Company entered into a $2.8 billion revolving credit facility. The facility expires on the earlier of 364 days after the effective date of this credit agreement, as defined, or December 28, 2006. The Company intends to use the revolving credit facility to provide a liquidity backstop for commercial paper that the Company intends to issue to fund the anticipated acquisition of York International Corporation (see Note 23).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LONG-TERM DEBT

	September 30,

	2005	2004
(In millions)
Unsecured notes
Floating rate note due in 2005	$—	$200.0
4.875% due in 2013 ($300 million par value)	298.8	298.5
5% due in 2007 ($350 million par value)	353.7	361.4
6.3% due in 2008 ($175 million par value)	174.9	175.6
7.7% due in 2015 ($125 million par value)	124.9	124.8
7.125% due in 2017 ($150 million par value)	149.4	149.1
6.95% due in 2046	125.0	125.0
Unsecured loan
Floating rate loan due in 2009	50.0	50.0
Industrial revenue bonds due through 2005, net of unamortized discount of $0.1 million in 2004	—	9.7
Capital lease obligations	104.6	89.0
Foreign-denominated debt
euro	131.5	142.2
yen	91.4	92.1
Other	54.2	39.9

Gross long-term debt	1,658.4	1,857.3
Less current portion	80.9	226.7

Net long-term debt	$1,577.5	$1,630.6

Due dates are by fiscal year.
      At September 30, 2005, the Company’s euro-denominated long-term debt was comprised of $132 million of fixed rate debt. The weighted average interest rate of the fixed debt was 8.8%.
      The Company had yen-denominated long-term debt totaling $91 million at September 30, 2005. The fixed interest rate portion of yen debt was equivalent to $59 million with a weighted average interest rate of 1.7% and the variable rate portion was equivalent to $32 million with a weighted average interest rate of 0.36%.
      In September 2005, the Company repaid in full the $200 million long-term, floating rate note that matured. The repayment was funded with short-term borrowings.
      The installments of long-term debt maturing in subsequent years are: 2006 — $81 million, 2007 — $447 million, 2008 — $263 million, 2009 — $88 million, 2010 — $5 million, 2011 and beyond — $774 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.
      Total interest paid on both short and long-term debt was $133 million in 2005, $137 million in 2004 and $118 million in 2003. The Company uses financial instruments to manage its interest rate exposure (see Note 11). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	FINANCIAL INSTRUMENTS
      The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $1.7 billion and $1.9 billion at September 30, 2005 and 2004, respectively, was determined using market interest rates and discounted future cash flows.
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
      In September 2005, the Company entered into three forward treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated fixed-rate bond issuance to finance the acquisition of York International Corporation (cash flow hedge; see Note 23). The three forward treasury lock agreements, which have a combined notional amount of $1.3 billion, fix a portion of the future interest cost for 5-year, 10-year and 30-year bonds. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of bond issuance, will be amortized to interest expense over the life of the respective bond issuance.
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
      In addition, the Company selectively uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. In March 2004, the Company entered into an equity swap agreement. In connection with the swap agreement, a third party may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $135 million in aggregate market value at any given time. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank, N.A.’s consent. The Swap Agreement’s impact on the Company’s earnings for the year ended September 30, 2005 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s derivative instruments are recorded at fair value in the Consolidated Statement of Financial Position as follows:

	September 30,

	2005		2004

	Notional	Fair Value Asset	Notional	Fair Value Asset
	Amount	(Liability)	Amount	(Liability)

(U.S. dollar equivalents, in millions)
Other current assets
Treasury lock agreements	$1,275	$31	$—	$—
Foreign currency exchange contracts	2,988	20	1,219	1
Cross-currency interest rate swaps	737	58	—	—
Equity swap	107	3	97	3
Other noncurrent assets
Interest rate swaps	—	—	325	9
Other noncurrent liabilities
Interest rate swaps	325	(2)	—	—
Cross-currency interest rate swaps	—	—	816	(24)
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
      The Company originally issued 341.7969 shares of its 7.75 percent Series D Convertible Preferred Stock to its ESOP. The preferred stock was issued in fractional amounts representing one ten-thousandth of a share each or 3.4 million preferred stock units in total. Each preferred stock unit has a liquidation value of $51.20. The ESOP financed its purchase of the preferred stock units by issuing debt. An amount representing unearned employee compensation, equivalent in value to the unpaid balance of the ESOP debt, has been recorded as a deduction from shareholders’ equity. The net increase in shareholders’ equity at September 30, 2003 resulting from the above transactions was $74 million.
      Preferred stock units were allocated to participating employees over the term of the ESOP debt based on the annual ESOP debt service payments and were held in trust for the employees until their retirement, death or vested termination. Each allocated unit could be converted into four shares of common stock (on a post-split basis, see below) or redeemed for $51.20 in cash, at the election of the employee or beneficiary, upon retirement, death or vested termination.
      Dividends on the preferred stock were deductible for income tax purposes and entered into the determination of earnings available for common shareholders, net of their tax benefit.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective December 31, 2003, the Company’s Board of Directors authorized the redemption of all the outstanding Series D Convertible Preferred Stock, held in the ESOP, and the ESOP trustee converted the preferred stock into common shares in accordance with the terms of the preferred stock certificate. The conversion resulted in the issuance of approximately 7.5 million common shares (on a post-split basis) and was accounted for through a transfer from preferred stock to common stock and capital in excess of par value. The conversion of $96 million of preferred shares held by the ESOP has been reflected within Shareholders’ Equity in the Consolidated Statement of Financial Position. The conversion of these shares resulted in their inclusion in the basic weighted average common shares outstanding amount used to compute basic earnings per share (EPS). The conversion of preferred shares has always been assumed in the determination of diluted EPS. The Company’s ESOP was financed with debt issued by the ESOP, and the final ESOP debt payment of $23.6 million was paid by the Company in December 2003.
      Options to purchase common stock of the Company, at prices equal to or higher than market values on dates of grant, are granted to key employees under stock option plans. Stock appreciation rights (SARs) may be granted in conjunction with the stock option grants under one plan. Options or SARs are exercisable between two and ten years after date of grant for current employees. Shares available for future grant under stock option plans were 4.5 million at September 30, 2005.
      Following is a summary of activity in the stock option plans for the three-year period ended September 30, 2005:

	Weighted	Shares
	Average	Subject to
	Option Price	Option	SARs

Outstanding,
September 30, 2002	$29.68	10,549,874	1,450,290
Granted	40.32	2,735,582	268,100
Exercised	25.38	(2,600,164)	(352,392)
Cancelled	31.84	(365,884)	(292,488)

Outstanding,
September 30, 2003	$33.51	10,319,408	1,073,510
Granted	52.55	2,523,335	268,992
Exercised	28.31	(2,175,428)	(286,115)
Cancelled	41.02	(287,406)	(81,710)

Outstanding,
September 30, 2004	$39.02	10,379,909	974,677
Granted	61.69	2,521,129	280,078
Exercised	32.35	(2,135,294)	(214,070)
Cancelled	47.12	(241,250)	(41,520)

Outstanding,
September 30, 2005	$45.62	10,524,494	999,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding at September 30, 2005:

		Weighted	Weighted
		Average	Average
	Outstanding at	Remaining	Exercise
	September 30,	Contractual	Price per
Range of Exercise Prices	2005	Life (Years)	Share

$15.00 - $26.99	223,955	1.5	$20.27
$27.00 - $38.99	1,775,720	4.7	$28.62
$39.00 - $50.99	3,723,812	6.6	$40.23
$51.00 - $62.99	4,801,007	8.4	$57.26

Options Exercisable:

		Weighted
	Exercisable	Average Exercise
Range of Exercise Prices	Shares	Price per Share

At September 30, 2005
$15.00 - $26.99	223,955	$20.27
$27.00 - $38.99	1,775,720	$28.62
$39.00 - $50.99	2,641,762	$40.19
$51.00 - $62.99	220,300	$55.58

	4,861,737	$35.74
At September 30, 2004	4,612,821	$31.02

At September 30, 2003	3,805,118	$26.12

      Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” In accordance with SFAS No. 148, the Company has adopted the fair value recognition provisions on a prospective basis and, accordingly, the expense recognized in fiscal 2005 represents a pro rata portion of the 2005, 2004, and 2003 grants which are earned over a three-year vesting period.
      The fair values of each option and the assumptions used to estimate these values using the Black-Scholes option pricing model were as follows:

Grants Issued in Year Ended September 30,	2005	2004	2003

Expected life of option (years)	5	5	6
Risk-free interest rate	3.48%	3.00%	3.13%
Expected volatility of the Company’s stock	20.00%	23.00%	26.95%
Expected dividend yield on the Company’s stock	1.76%	1.75%	1.82%
Fair value of each option	$12	$11	$11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each fiscal year:

Year Ended September 30,	2005	2004	2003

	(In millions, except
	per share data)
Net income, as reported	$909.4	$817.5	$682.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15.6	10.6	4.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16.3)	(17.9)	(13.9)

Pro forma net income	$908.7	$810.2	$673.8

Earnings per share:
Basic — as reported	$4.74	$4.35	$3.78
Basic — pro forma	$4.74	$4.31	$3.73

Diluted — as reported	$4.68	$4.24	$3.60
Diluted — pro forma	$4.68	$4.21	$3.55

      The Company has historically applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognizes compensation cost over the vesting period and, if the employee retires before the end of the vesting period, the Company recognizes any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123R, the Company will be required to apply a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach under SFAS 123, additional pre-tax compensation cost of approximately $2 million and $17 million would have been recognized for the years ended September 30, 2005 and 2004, respectively.
      In 2002, the Company adopted a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the plan are subject to certain vesting requirements. There were 131,000 restricted shares or restricted share units awarded in 2004 with an average fair market value of $57.80 per share. In 2002, there were 316,000 restricted shares or restricted share units awarded with an average fair market value of $40.50 per share. There were no shares issued in 2005 or 2003. Compensation expense related to restricted stock awards is based upon market prices at dates of award and is charged to earnings over the vesting period. Compensation expense related to the restricted stock plan was $7 million, $6 million and $3 million in 2005, 2004, and 2003, respectively.
      Approximately $220 million of consolidated retained earnings at September 30, 2005 represents undistributed earnings of the Company’s partially-owned affiliates accounted for by the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EARNINGS PER SHARE
      The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the years ended September 30, 2005, 2004 and 2003:

	Year Ended September 30,

	2005	2004	2003
(In millions)
Income Available to Common Shareholders
Net income, as reported	$909.4	$817.5	$682.9
Preferred stock dividends, net of tax benefit	—	(1.8)	(7.2)

Basic income available to common shareholders	$909.4	$815.7	$675.7

Net income	$909.4	$817.5	$682.9
Effect of dilutive securities:
Compensation expense, net of tax, arising from assumed conversion of preferred stock	—	(0.1)	(2.1)

Diluted income available to common shareholders	$909.4	$817.4	$680.8

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	191.8	187.7	178.7
Effect of dilutive securities:
Stock options	2.5	3.0	2.8
Convertible preferred stock	—	1.9	7.6

Diluted weighted average shares outstanding	194.3	192.6	189.1

Antidilutive Securities
Options to purchase common shares	0.6	0.3	0.4

14.	RETIREMENT PLANS

Pension Measurement Date
      The Company and its subsidiaries sponsor many U.S. and non-U.S. defined benefit pension plans and primarily U.S. postretirement health and other benefit plans. In 2003, the Company changed the measurement date for the U.S. defined benefit pension and postretirement health and other benefit plans from June 30 to July 31 to more closely align the measurement date of these plans with the measurement date of the Company’s non-U.S. defined benefit plans and with the Company’s fiscal year-end financial reporting date. The cumulative and fiscal year 2003 impact of this change was not material to the Company’s financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.
      The Company’s actual asset allocations are in line with target allocations. The Company rebalances asset allocations monthly, or as appropriate, in order to stay within a range of allocation for each asset category.
      The Company’s pension plan asset allocations by asset category are shown below.

	2005	2004

Equity securities:
U.S. plans	63.3%	62.5%
Non-U.S. plans	46.7%	49.0%
Debt securities:
U.S. plans	36.0%	37.4%
Non-U.S. plans	47.2%	45.0%
Real estate:
U.S. plans	0.7%	—
Non-U.S. plans	5.1%	5.0%
Cash/liquidity:
U.S. plans	—	0.1%
Non-U.S. plans	1.0%	1.0%
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
      For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $769 million, $695 million and $296 million, respectively, as of September 30, 2005 and $710 million, $625 million and $279 million, respectively, as of September 30, 2004.
      The Company expects to contribute approximately $53 million in cash to its defined benefit pension plans in fiscal 2006. Projected benefit payments from the plans as of September 30, 2005 are estimated as follows:

(In millions)
2006	$78.3
2007	84.1
2008	89.6
2009	97.2
2010	103.8
2011-2015	651.2

Savings and Investment Plans
      The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will match a percentage of the employee contributions up to certain limits. Excluding the ESOP, matching contributions charged to expense amounted to $42 million, $23 million and $18 million for the fiscal years ended 2005, 2004 and 2003, respectively.
      The Company established an ESOP as part of its savings and investment plans. The Company’s annual contributions to the ESOP, when combined with the preferred stock dividends, were of an amount which allowed the ESOP to meet its debt service requirements. This contribution amount was $17 million in 2004 and $12 million in 2003. The Company’s final ESOP debt payment was made in December 2003 (see

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12). Compensation expense recorded by the Company related to the ESOP was $26 million in 2004 and $17 million in 2003. No compensation expense was recorded by the Company in 2005.

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
      The September 30, 2005 accumulated postretirement benefit obligation was determined using assumed health care cost trend rates of ten percent for both pre-65 and post-65 years of age employees, decreasing one percent each year to an ultimate rate of five percent. The September 30, 2004 accumulated postretirement benefit obligation was determined using assumed health care cost trend rates of eight percent for both pre-65 and post-65 years of age employees, decreasing one percent each year to an ultimate rate of six percent. The health care cost trend rate assumption could have a significant effect on the amounts reported. To illustrate, a one percentage point change in the assumed health care cost trend rate would have changed the accumulated benefit obligation by $1 million at September 30, 2005 and the sum of the service and interest costs in 2005 by $0.2 million.
      The Company expects to contribute approximately $12 million in cash to its postretirement health and other benefit plans in fiscal 2006. Projected benefit payments from the plans as of September 30, 2005 are estimated as follows:

(In millions)
2006	$12.1
2007	12.8
2008	13.2
2009	13.8
2010	14.6
2011-2015	81.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table that follows contains the accumulated benefit obligation and reconciliations of the changes in the PBO, the changes in plan assets and the funded status.

	Pension

					Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other

September 30,	2005	2004	2005	2004	2005	2004

	(In millions)
Accumulated Benefit Obligation	$1,493.7	$1,206.9	$928.0	$743.8	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	1,428.4	1,263.4	827.1	891.6	170.2	177.9
Service cost	64.2	57.6	28.2	28.4	5.5	5.1
Interest cost	89.2	82.1	39.5	35.3	10.3	11.0
Amendments made during the year	1.7	1.1	0.4	(8.1)	0.5	0.5
Acquisitions	—	—	80.9	41.9	—	—
Settlement(1)	—	—	—	(198.3)	—	0.9
Actuarial loss (gain)	215.2	71.3	119.1	16.9	18.1	(7.4)
Benefits paid	(52.4)	(46.9)	(32.2)	(38.5)	(21.4)	(18.5)
Currency translation adjustment	—	—	(9.8)	57.9	1.7	0.7
Curtailment loss (gain)	2.3	(0.2)	(6.7)	—	—	—

Projected benefit obligation at end of year	$1,748.6	$1,428.4	$1,046.5	$827.1	$184.9	$170.2

Change in plan assets
Fair value of plan assets at beginning of year	$1,180.2	$1,108.1	$474.6	$471.9	$—	$—
Actual return on plan assets	138.5	110.1	74.6	25.5	—	—
Acquisitions	—	—	63.6	30.7	—	—
Settlement(1)	—	—	—	(98.7)	—	—
Employer and employee contributions	187.0	8.9	56.5	44.1	21.4	18.5
Benefits paid	(52.4)	(46.9)	(32.2)	(38.5)	(21.4)	(18.5)
Currency translation adjustment	—	—	(7.3)	39.6	—	—

Fair value of plan assets at end of year	$1,453.3	$1,180.2	$629.8	$474.6	$—	$—

Funded status	$(295.3)	$(248.2)	$(416.7)	$(352.5)	$(184.9)	$(170.2)
Unrecognized net transition (obligation) asset	(4.0)	(6.0)	0.2	0.3	—	—
Unrecognized net actuarial loss	566.4	405.0	207.6	121.8	20.9	6.8
Unrecognized prior service cost	8.7	8.5	(2.6)	(6.4)	(8.1)	(14.3)
Employer contributions paid between August 1 and September 30	0.6	0.4	0.9	—	—	—

Net accrued benefit cost recognized at end of year	$276.4	$159.7	$(210.6)	$(236.8)	$(172.1)	$(177.7)

Amounts recognized in the Statement of Financial Position consist of:
Prepaid benefit cost	$323.6	$184.5	$8.4	$4.3	$—	$—
Accrued benefit liability	(68.4)	(71.6)	(360.1)	(313.6)	(172.1)	(177.7)
Intangible asset	2.3	5.9	4.8	0.1	—	—
Accumulated other comprehensive income	18.9	40.9	136.3	72.4	—	—

Net amount recognized	$276.4	$159.7	$(210.6)	$(236.8)	$(172.1)	$(177.7)

Weighted Average Assumptions(2)
Discount rate	5.50%	6.25%	4.00%	4.50%	5.50%	6.25%
Expected return on plan assets	8.75%	8.75%	5.90%	5.75%	NA	NA
Rate of compensation increase	3.80%	4.00%	2.75%	3.00%	NA	NA

(1)	The settlement for the non-U.S. plans for the year ended September 30, 2004 includes $198.3 million projected benefit obligation and $98.7 million of plan assets related to the Japanese pension settlements of which the resultant gain of $85.6 million relates to the interior experience — Asia segment and $14.0 million relates to the building efficiency segment. These gains were offset by the recognition of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrealized losses associated with the settlements of $1.2 million and $12.7 million at interior experience — Asia and building efficiency, respectively. The unrealized losses were recorded as a component of net periodic benefit cost in fiscal 2004.

(2)	Plan assets and obligations are determined based on a July 31 measurement date at September 30, 2005 and 2004 for U.S. plans and a September 30 measurement date at September 30, 2005 and 2004 for non-U.S. plans, utilizing assumptions as of those dates.
      The table that follows contains the components of net periodic benefit cost.

	Pension

							Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other

Year Ended September 30,	2005	2004	2003	2005	2004	2003	2005	2004	2003

	(In millions)
Components of Net Periodic Benefit Cost
Service cost	$64.2	$57.6	$52.3	$28.2	$28.4	$22.4	$5.5	$5.1	$4.9
Interest cost	89.2	82.1	76.2	39.5	35.3	30.7	10.3	11.0	11.2
Employee contributions	—	—	—	(2.7)	(4.6)	(3.1)	—	—	—
Expected return on plan assets	(104.0)	(104.4)	(94.5)	(30.3)	(26.1)	(20.0)	—	—	—
Amortization of transitional (obligation) asset	(2.0)	(2.7)	(2.5)	0.1	0.1	0.1	—	—	—
Amortization of net actuarial loss	19.5	10.3	0.8	6.8	5.6	4.9	0.8	1.1	0.1
Amortization of prior service cost	1.5	1.3	1.8	(0.4)	(0.2)	0.1	(2.3)	(2.4)	(2.4)
Curtailment loss (gain)	2.3	0.5	(0.3)	(6.7)	—	(0.1)		1.0	—
Recognition of unrealized loss associated with transfer of Japanese pension obligation	—	—	—	—	13.9	—	—	—	—

Net periodic benefit cost	$70.7	$44.7	$33.8	$34.5	$52.4	$35.0	$14.3	$15.8	$13.8

Expense Assumptions
Discount rate	6.25%	6.50%	7.00%	4.50%	4.00%	4.00%	6.25%	6.50%	7.00%
Expected return on plan assets	8.75%	8.75%	9.50%	5.75%	5.25%	4.75%	NA	NA	NA
Rate of compensation increase	4.00%	4.00%	5.00%	3.00%	3.00%	3.25%	NA	NA	NA

15.	RESEARCH AND DEVELOPMENT
      Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within Selling, general and administrative expenses. Such expenditures amounted to $817 million in 2005, $844 million in 2004 and $884 million in 2003.
      A portion of the costs associated with these activities is reimbursed by customers, and totaled $402 million in 2005, $352 million in 2004 and $420 million in 2003.

16.	RESTRUCTURING COSTS
      In the second quarter of fiscal 2005, the Company executed a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These restructuring charges include workforce reductions of approximately 3,100 employees within interior experience and power solutions and 800 employees in the building efficiency business. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2005, approximately 630 employees within interior experience and the power solutions businesses and 470 employees in the building efficiency

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business have been separated from the Company. In addition, the 2005 Plan includes eight plant closures within interior experience and power solutions and four plant closures within building efficiency. The write downs of the long-lived assets associated with the plant closures were determined using a discounted cash flow analysis. The interior experience and power solutions actions are primarily concentrated in Europe, while the building efficiency restructuring actions involve activities in both North America and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities are expected to be completed by the end of the second quarter of fiscal year 2006.
      The Company recorded the restructuring charge as a result of management’s ongoing review of the Company’s cost structure, the sharp increase in commodity costs, and the current economic difficulties facing some of our most significant customers. Company management is continually analyzing our businesses for opportunities to consolidate current operations and to locate our facilities in low cost countries in close proximity to our customers. This ongoing analysis includes the review of our manufacturing, engineering and purchasing operations as well as our overall Company footprint. As a result of the 2005 Plan, the Company anticipates savings of approximately $135 million in fiscal year 2006.
      The following table summarizes the Company’s 2005 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

		Utilized		Balance at
	Original			Sept. 30,
	Reserve	Cash	Noncash	2005

	(In millions)
Employee severance and termination benefits	$139.3	$(51.6)	$—	$87.7
Write down of long-lived assets(1)	45.8	—	(45.8)	—
Other	24.9	(9.0)	(1.7)	14.2
Currency translation	—	—	(9.1)	(9.1)

	$210.0	$(60.6)	$(56.6)	$92.8

(1)	Write down of long-lived assets includes $36.6 million related to interior experience — Europe, $7.1 million related to power solutions, and $2.1 million related to the building efficiency business.
      Included within Other are exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs of the restructuring plan.
      In the second quarter of fiscal 2004, the Company executed a restructuring plan (2004 Plan) involving cost structure improvement actions and recorded an $82.4 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These charges primarily related to workforce reductions of approximately 1,500 employees within interior experience and power solutions and 470 employees in building efficiency. In addition, the 2004 Plan called for four plants within interior experience to be consolidated. Through September 30, 2005, substantially all employees have been separated from the Company. A significant portion of the interior experience and power solutions actions were concentrated in Europe. The building efficiency restructuring actions involved activities in both North America and Europe. The remaining restructuring activities are expected to be completed in the first quarter of fiscal year 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Company’s 2004 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

	Balance at	Utilized		Balance at
	September 30,			September 30,
	2004	Cash	Noncash	2005
(In millions)
Employee severance and termination benefits	$41.8	$(30.4)	$—	$11.4
Currency translation	(0.4)	—	(0.1)	(0.5)

	$41.4	$(30.4)	$(0.1)	$10.9

17.	INCOME TAXES
      An analysis of effective income tax rates for continuing operations is shown below:

	Year Ended
	September 30,

	2005	2004	2003
(In millions)
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5	1.4	3.0
Foreign tax expense at different rates and foreign losses without tax benefits	(11.6)	(4.5)	(0.5)
U.S. tax on foreign income	(17.6)	(4.8)	(4.9)
Reserve and valuation allowance adjustment	15.1	(2.8)	(1.8)
Other	(2.0)	(0.8)	(1.8)

Effective income tax rate	20.4%	23.5%	29.0%

      The Company’s base effective income tax rate for continuing operations for fiscal 2005 declined to 25.7% from 26.0% for the prior year primarily due to continuing global tax planning initiatives. The Company’s effective tax rate for 2005 was further reduced as a result of an $11.5 million and a $69 million tax benefit in the first and second quarters, respectively, due to a change in tax status of a French and a German subsidiary. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for US federal income tax purposes. The US shareholder received a tax benefit for the loss resulting from the decrease in value from the original tax basis of these investments. This election changed the tax status of the French and German entities from controlled foreign corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. These tax benefits were partially offset by an increase in the tax valuation allowance of $28 million in the second quarter related to restructuring charges for which no tax benefits were recorded in certain countries given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The voluntary tax election related to the German subsidiary resulted in a capital loss for tax purposes of $539 million, $187 million of which was utilized in the second quarter. The tax benefit on the remaining capital loss has not been recorded in accordance with the provisions of SFAS No. 109 and will expire in 2010. In addition, other valuation allowance adjustments during the year related primarily to continuing losses at certain foreign subsidiaries for which no tax benefit was recognized were offset by the utilization of losses in certain foreign subsidiaries for which sustained profitability has not yet been demonstrated, thereby resulting in no significant change in the Company’s total valuation allowance during the year. The fiscal year ended September 30, 2004 benefited from a $27 million favorable tax settlement related to prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The annual effective tax rate for income from discontinued operations approximated 39% and 35% for World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences. The Company’s income taxes for the gain on the sale of discontinued operations resulted in an effective tax rate of 38.1%.
      Components of the provision for income taxes on continuing operations were as follows:

	Year Ended September 30,

	2005	2004	2003
(In millions)
Current
Federal	$170.7	$98.9	$126.3
State	19.3	9.1	25.0
Foreign	40.3	42.9	1.8

	230.3	150.9	153.1

Deferred
Federal	33.8	72.9	93.1
State	2.1	9.4	12.0
Foreign	(61.1)	18.2	15.3

	(25.2)	100.5	120.4

Provision for income taxes	$205.1	$251.4	$273.5

      The Company is subject to income taxes in the US and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies”. The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1997-2003 are currently under various stages of audit by the Internal Revenue Service and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2005, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in Other noncurrent liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
      Consolidated domestic income from continuing operations before income taxes and minority interests was $826 million in 2005, $759 million in 2004 and $881 million in 2003. The corresponding amounts for foreign operations were $177 million in 2005, $311 million in 2004 and $61 million in 2003.
      Income taxes paid during 2005, 2004 and 2003 were $170 million, $107 million and $276 million, respectively.
      The Company has not provided additional US income taxes on approximately $1,091 million of undistributed earnings of consolidated foreign subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (Act). The Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations. As such, the Company is not yet in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the US. The Act allows the Company to repatriate an amount up to $560 million, which represents the cumulative undistributed earnings of foreign subsidiaries subject to the Act. The respective tax liability if the $560 million was repatriated would be approximately $30 million. The Company expects to be in a position to finalize its assessment in the second quarter of fiscal 2006.
      Deferred taxes were classified in the Consolidated Statement of Financial Position as follows:

	September 30,

	2005	2004
(In millions)
Other current assets	$238.2	$140.2
Other noncurrent assets	258.6	309.6
Other current liabilities	(45.7)	(48.9)
Other noncurrent liabilities	(400.1)	(420.6)

Net deferred tax asset (liability)	$51.0	$(19.7)

      Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included:

	September 30,

	2005	2004
(In millions)
Deferred Tax Assets
Accrued expenses and reserves	$313.5	$315.1
Employee and retiree benefits	35.1	35.7
Long-term contracts	16.9	—
Net operating loss and other carryforwards	759.2	592.7
Other	39.2	96.2

	1,163.9	1,039.7
Valuation allowance	(572.9)	(571.7)

	591.0	468.0

Deferred Tax Liabilities
Property, plant and equipment	134.2	126.4
Long-term contracts	—	8.6
Joint ventures	10.5	14.1
Intangible assets	111.0	134.0
Foreign currency translation adjustments	284.3	204.6

	540.0	487.7

Net deferred tax asset (liability)	$51.0	$(19.7)

      At September 30, 2005, the Company had available foreign net operating loss carryforwards of approximately $1,605 million, of which $467 million will expire at various dates between 2006 and 2020, and the remainder have an indefinite carryforward period. The valuation allowance, generally, represents loss carryforwards for which utilization is uncertain because it is unlikely that the losses will be utilized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	DECONSOLIDATION OF A JOINT VENTURE (Restated)
      On April 1, 2005, the Company deconsolidated a North American interior experience joint venture as it was determined the Company no longer had effective control over the venture’s operating activities. Subsequent to April 1, 2005, the Company determined that based on SFAS 94, “Consolidation of All Majority-Owned Subsidiaries,” the joint venture should not have been consolidated in prior periods. As such, the Company’s financial statements have been restated to account for the joint venture on an equity basis in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock” for all periods prior to April 1, 2005. Due to this deconsolidation, the Company has also revised the previously reported amounts in the Summary of significant accounting policies, Note 3 — Inventories, Note 4 — Property, plant and equipment, Note 5 — Goodwill and other intangible assets, Note 8 — Leases, Note 12 — Shareholders’ equity, Note 14 — Retirement plans, Note 15 — Research and development, Note 17 — Income taxes and Note 20 — Segment information.
      The deconsolidation of this joint venture had no impact on income from continuing operations, net income or earnings per share in the respective periods and its impact on the consolidated statement of cash flows was not significant.
      Revenues and expenses previously recorded in certain consolidated financial statement line items are now reported on a net basis as Equity income in the Consolidated Statement of Income and the Company’s net investment in the joint venture is reported in the Investments in partially-owned affiliates line in the Consolidated Statement of Financial Position. The following table summarizes the impact of this restatement on key financial statement line items:

	Year Ended		Year Ended
	September 30, 2004		September 30, 2003

	As Reported*	Restated	As Reported*	Restated
(In millions)
Consolidated Statement of Income
Net sales	$25,363.4	$24,603.0	$21,591.3	$21,171.3
Operating income	1,219.1	1,135.2	1,100.7	1,028.0
Equity income	71.1	96.4	54.9	76.9
Minority interests in net earnings of subsidiaries	78.0	51.6	46.3	23.4
Consolidated Statement of Financial Position
Investments in partially-owned affiliates	314.8	447.6
Minority interests in equity of subsidiaries	267.2	121.5

*	Amounts reflect adjustments related to discontinued operations (see Note 2).

19.	SALE OF LONG-TERM INVESTMENT
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	SEGMENT INFORMATION

Business Segments
      The Company operates in three primary businesses, building efficiency, interior experience, and power solutions. Building efficiency provides facility systems and services including comfort, energy and security management for the non-residential buildings market. Interior experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport utility vehicles. Power solutions designs and manufactures automotive batteries for the replacement and original equipment markets.
      SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS 131, the Company has determined that it operates in six operating segments, two within power solutions are aggregated under this accounting standard to arrive at the Company’s five reportable segments for financial reporting purposes.
      The accounting policies applicable to the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates the performance of the segments based primarily on operating income, excluding significant restructuring costs and other significant non-recurring gains and losses. Operating revenues and expenses are allocated to business segments in determining segment operating income. Items excluded from the determination of segment operating income include interest income and expense, equity in earnings of partially-owned affiliates, gains and losses from sales of businesses and long-term assets, foreign currency gains and losses, and other miscellaneous income and expense. Unallocated assets are corporate cash and cash equivalents, investments in partially-owned affiliates and other non-operating assets.
      Financial information relating to the Company’s reportable segments was as follows:

	Year Ended September 30,

	2005	2004	2003
(In millions)
Net Sales
Building efficiency	$5,717.7	$5,323.7	$4,809.9
Interior experience — North America	8,498.6	8,237.4	7,605.1
Interior experience — Europe	8,935.5	7,677.6	5,861.7
Interior experience — Asia	1,399.1	1,092.6	1,013.6
Power solutions	2,928.5	2,271.7	1,881.0

Total	$27,479.4	$24,603.0	$21,171.3

Operating Income
Building efficiency(1)	$294.6	$241.5	$241.4
Interior experience — North America(2)	349.9	504.1	581.8
Interior experience — Europe(3)	252.4	113.0	(44.1)
Interior experience — Asia(4)	30.0	37.6	42.0
Power solutions(5)	349.5	237.0	206.9

Total	$1,276.4	$1,133.2	$1,028.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,

	2005	2004	2003
(In millions)
Assets (Year-end)
Building efficiency	$2,472.6	$2,231.1	$2,074.2
Interior experience — North America	4,050.6	3,645.9	3,511.0
Interior experience — Europe	5,259.6	5,186.1	4,092.0
Interior experience — Asia	865.9	751.1	718.0
Power solutions	2,999.9	2,562.2	1,580.1
Unallocated	495.8	382.0	941.4

Total	$16,144.4	$14,758.4	$12,916.7

Depreciation/ Amortization
Building efficiency	$45.0	$50.3	$54.4
Interior experience — North America	206.8	193.9	194.4
Interior experience — Europe	237.0	212.6	176.5
Interior experience — Asia	25.4	17.2	20.1
Power solutions	122.2	95.1	82.8

Total	$636.4	$569.1	$528.2

Capital Expenditures
Building efficiency	$40.7	$33.0	$33.1
Interior experience — North America	267.4	305.5	184.8
Interior experience — Europe	202.7	321.8	268.0
Interior experience — Asia	56.3	41.1	25.8
Power solutions	97.0	82.1	94.3

Total	$664.1	$783.5	$606.0

(1)	Building efficiency operating income for the years ended September 30, 2005 and 2004 excludes $51.3 million and $13.3 million, respectively, of restructuring costs which is included within Selling, general and administrative expenses in the Consolidated Statement of Income.

(2)	Interior experience — North America operating income for the years ended September 30, 2005 and 2004 excludes $11.9 million and $5.1 million, respectively, of restructuring costs which is included within Selling, general and administrative expenses in the Consolidated Statement of Income.

(3)	Interior experience — Europe operating income for the years ended September 30, 2005 and 2004 excludes $129.6 million and $51.1 million, respectively, of restructuring costs which is included within Selling, general and administrative expenses in the Consolidated Statement of Income.

(4)	Interior experience — Asia operating income for the year ended September 30, 2005 excludes $0.4 million of restructuring costs which is included within Selling, general and administrative expenses in the Consolidated Statement of Income. Interior experience — Asia operating income for the year ended September 30, 2004 excludes a pension gain of $84.4 million which is included within Selling, general and administrative expenses in the Consolidated Statement of Income.

(5)	Power solutions operating income for the years ended September 30, 2005 and 2004 excludes $16.8 million and $12.9 million, respectively, of restructuring costs which is included within Selling, general and administrative expenses in the Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has significant sales to the automotive industry. The following is a summary of the percentages of revenues from major customers:

Year Ended September 30,	2005	2004	2003

General Motors Corporation	14%	14%	15%
DaimlerChrysler AG	11%	11%	12%
Ford Motor Company	11%	14%	12%
      Approximately 42 percent of the Company’s 2005 net sales to these customers were in the United States, 45 percent were European sales and 13 percent were attributable to sales in other foreign markets. As of September 30, 2005, the Company had accounts receivable totaling approximately $1.4 billion from these customers.

Geographic Segments
      Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended September 30,

	2005	2004	2003

(In millions)
Net Sales
United States	$11,000.2	$10,333.1	$9,601.6
Germany	3,271.3	2,680.1	2,452.9
Other European countries	8,066.3	7,119.0	4,958.3
Other foreign	5,141.6	4,470.8	4,158.5

Total	$27,479.4	$24,603.0	$21,171.3

Long-Lived Assets (Year-end)
United States	$1,355.3	$1,222.5	$1,122.9
Germany	639.8	640.2	542.6
Other European countries	723.5	793.6	712.6
Other foreign	863.0	677.6	429.0

Total	$3,581.6	$3,333.9	$2,807.1

      Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

21.	GUARANTOR FINANCIAL STATEMENTS (Restated)
      Subsequent to September 30, 2005, the Company identified intercompany subsidiary upstream guarantees, issued March 21, 2001, applicable to certain third-party debt of the Company. Based upon the nature of these guarantees, the Company has determined that condensed guarantor subsidiary financial statement information should have been disclosed in its previously filed interim and annual financial statements since the issuance of the guarantees. As a result, the Company has restated its fiscal 2004 and fiscal 2003 consolidated financial statements to include these required disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation
      Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) have unconditionally guaranteed (the “guarantees”), on a joint and several basis, any and all liabilities of Johnson Controls, Inc. (the “Parent”) for money borrowed, when due, whether at stated maturity, by acceleration, or otherwise. The guarantees cover the majority of the Parent’s short-term and long-term debt, as follows:

	September 30,

	2005	2004
(In millions)
Short-term debt	$684.0	$813.3
Less bank borrowings not subject to guarantees	(207.2)	(96.3)

Total short-term debt of Parent subject to guarantees	$476.8	$717.0

Long-term debt	$1,658.4	$1,857.3
Less debt not subject to guarantees:
Industrial revenue bonds	—	(9.7)
Capital lease obligations	(104.6)	(89.0)
Euro denominated debt	(131.5)	(142.2)
Yen denominated debt	(0.9)	—
Other long-term debt	(54.2)	(39.9)

Total debt subject to guarantees	1,367.2	1,576.5
Less current portion of Parent subject to guarantees	(58.2)	(200.0)

Total long-term debt of Parent subject to guarantees	$1,309.0	$1,376.5

      The guarantees did not have a stated maturity; however, the guarantees were rescinded in November 2005 and replaced with alternative intercompany arrangements.
      The Guarantors included Hoover Universal, Inc., Johnson Controls Battery Group, Inc., JC Interiors, LLC and Johnson Controls Beteiligungs GmbH. Pursuant to Rule 3-10 of Regulation S-X, in lieu of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
providing separate audited financial statements for each of the Guarantors, or the Guarantors as a group, the Company has disclosed the condensed supplemental consolidating financial information below.

	Year Ended September 30, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
(In millions)
Net sales	$2,706.3	$6,532.5	$23,405.4	$(5,164.8)	$27,479.4
Cost of sales	1,964.5	5,649.5	21,548.3	(5,164.8)	23,997.5

Gross profit	741.8	883.0	1,857.1	—	3,481.9
Selling, general and administrative expenses	638.1	371.2	1,196.2	—	2,205.5
Restructuring costs	15.1	11.4	183.5	—	210.0

Operating income	88.6	500.4	477.4	—	1,066.4

Interest income	0.1	—	12.9	—	13.0
Interest expense	(72.8)	(12.5)	(35.2)	—	(120.5)
Equity income	0.3	27.3	44.2	—	71.8
Miscellaneous — net(1)	152.6	(457.9)	278.0	—	(27.3)

Other income (expense)	80.2	(443.1)	299.9	—	(63.0)

Income before income taxes, minority interests and equity in net earnings of subsidiaries	168.8	57.3	777.3	—	1,003.4
Provision for income taxes	29.8	14.2	161.1	—	205.1
Minority interests in net earnings of subsidiaries	—	—	41.1	—	41.1
Equity in net earnings of subsidiaries	770.4	100.3	—	(870.7)	—

Income from continuing operations	909.4	143.4	575.1	(870.7)	757.2
Income from discontinued operations, net of income taxes	—	—	16.1	—	16.1
Gain on sale of discontinued operations, net of income taxes	—	—	136.1	—	136.1

Net income	$909.4	$143.4	$727.3	$(870.7)	$909.4

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
(In millions)
Net sales	$2,548.7	$6,218.8	$20,244.7	$(4,409.2)	$24,603.0
Cost of sales	1,893.3	5,201.6	18,639.5	(4,409.2)	21,325.2

Gross profit	655.4	1,017.2	1,605.2	—	3,277.8
Selling, general and administrative expenses	587.0	463.4	1,094.2	—	2,144.6
Restructuring costs	6.4	2.1	73.9	—	82.4
Japanese pension gain	—	—	(84.4)	—	(84.4)

Operating income	62.0	551.7	521.5	—	1,135.2

Interest income	1.3	0.4	11.4	—	13.1
Interest expense	(86.9)	—	(24.1)	—	(111.0)
Equity income (loss)	0.2	(3.7)	99.9	—	96.4
Miscellaneous — net(1)	69.4	(442.1)	308.8	—	(63.9)

Other income (expense)	(16.0)	(445.4)	396.0	—	(65.4)

Income before income taxes, minority interests and equity in net earnings of subsidiaries	46.0	106.3	917.5	—	1,069.8
(Benefit) provision for income taxes	(67.4)	35.8	283.0	—	251.4
Minority interests in net earnings of subsidiaries	—	—	51.6	—	51.6
Equity in net earnings of subsidiaries	704.1	193.3	—	(897.4)	—

Income from continuing operations	817.5	263.8	582.9	(897.4)	766.8
Income from discontinued operations, net of income taxes	—	—	50.7	—	50.7

Net income	$817.5	$263.8	$633.6	$(897.4)	$817.5

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
(In millions)
Net sales	$2,423.9	$6,161.9	$16,129.2	$(3,543.7)	$21,171.3
Cost of sales	1,815.1	5,021.3	14,850.3	(3,543.7)	18,143.0

Gross profit	608.8	1,140.6	1,278.9	—	3,028.3
Selling, general and administrative expenses	560.5	423.6	1,016.2	—	2,000.3

Operating income	48.3	717.0	262.7	—	1,028.0

Interest income	—	0.3	8.1	—	8.4
Interest expense	(90.1)	(1.1)	(22.0)	—	(113.2)
Equity (loss) income	(1.0)	(7.9)	85.8	—	76.9
Miscellaneous — net(1)	92.2	(465.4)	314.9	—	(58.3)

Other income (expense)	1.1	(474.1)	386.8	—	(86.2)

Income before income taxes, minority interests and equity in net earnings of subsidiaries	49.4	242.9	649.5	—	941.8
(Benefit) provision for income taxes	(49.9)	86.7	236.7	—	273.5
Minority interests in net earnings of subsidiaries	—	—	23.4	—	23.4
Equity in net earnings of subsidiaries	583.6	24.2	—	(607.8)	—

Income from continuing operations	682.9	180.4	389.4	(607.8)	644.9
Income from discontinued operations, net of income taxes	—	—	38.0	—	38.0

Net income	$682.9	$180.4	$427.4	$(607.8)	$682.9

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
(In millions)
ASSETS
Cash and cash equivalents(1)	$(495.1)	$(973.4)	$1,639.8	$—	$171.3
Accounts receivable — net	366.5	1,093.6	3,212.1	—	4,672.2
Costs and earnings in excess of				—
billings on uncompleted contracts	148.9	—	165.6	—	314.5
Inventories	11.4	261.6	710.1	—	983.1
Other current assets	236.3	326.0	435.4	—	997.7

Current assets	268.0	707.8	6,163.0	—	7,138.8
Property, plant and equipment — net	232.7	1,018.6	2,330.3	—	3,581.6
Goodwill — net	73.3	1,160.2	2,499.1	—	3,732.6
Other intangible assets — net	13.0	51.2	224.8	—	289.0
Investments in partially-owned affiliates	9.7	62.9	372.3	—	444.9
Investments in subsidiaries(2)	8,152.6	4,726.7	9,678.6	(22,557.9)	—
Other noncurrent assets	412.2	139.1	406.2	—	957.5

Total assets	$9,161.5	$7,866.5	$21,674.3	$(22,557.9)	$16,144.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$476.8	$—	$207.2	$—	$684.0
Current portion of long-term debt	58.2	1.3	21.4	—	80.9
Accounts payable	268.6	968.4	2,700.5	—	3,937.5
Accrued compensation and benefits	136.8	145.4	422.2	—	704.4
Accrued income taxes	(15.1)	(107.2)	166.6	—	44.3
Billings in excess of costs and earnings on uncompleted contracts	119.5	—	106.2	—	225.7
Other current liabilities	176.8	288.8	699.0	—	1,164.6

Current liabilties	1,221.6	1,296.7	4,323.1	—	6,841.4
Long-term debt	1,309.0	41.1	227.4	—	1,577.5
Postretirement health and other benefits	81.5	71.2	6.0	—	158.7
Minority interests in equity of subsidiaries	—	—	195.6	—	195.6
Other noncurrent liabilities	491.3	(53.3)	875.1	—	1,313.1
Shareholders’ equity	6,058.1	6,510.8	16,047.1	(22,557.9)	6,058.1

Total liabilities and shareholders’ equity	$9,161.5	$7,866.5	$21,674.3	$(22,557.9)	$16,144.4

(1)	Negative cash balances at the Parent and Guarantors reflect the balance in a worldwide cash pooling arrangement.

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
(In millions)
ASSETS
Cash and cash equivalents(1)	$375.9	$(101.0)	$(175.7)	$—	$99.2
Accounts receivable — net	345.6	738.1	2,732.2	—	3,815.9
Costs and earnings in excess of billings on uncompleted contracts	120.2	—	151.6	—	271.8
Inventories	9.0	249.4	599.9	—	858.3
Assets of discontinued operations	—	—	579.8	—	579.8
Other current assets	104.4	151.8	469.3	—	725.5

	955.1	1,038.3	4,357.1	—	6,350.5
Property, plant and equipment — net	183.8	927.2	2,222.9	—	3,333.9
Goodwill — net	158.2	1,079.6	2,328.4	—	3,566.2
Other intangible assets — net	16.6	50.6	223.7	—	290.9
Investments in affiliates	8.9	70.0	368.7	—	447.6
Investments in subsidiaries(2)	6,954.8	4,505.0	7,778.5	(19,238.3)	—
Other noncurrent assets	198.3	84.1	486.9	—	769.3

Total assets	$8,475.7	$7,754.8	$17,766.2	$(19,238.3)	$14,758.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$717.0	$—	$96.3	$—	$813.3
Current portion of long-term debt	200.0	10.8	15.9	—	226.7
Accounts payable	237.5	681.6	2,506.2	—	3,425.3
Accrued compensation and benefits	94.8	86.8	410.8	—	592.4
Accrued income taxes	(139.5)	(66.3)	254.4	—	48.6
Billings in excess of costs and earnings on uncompleted contracts	106.9	—	90.3	—	197.2
Liabilities of discontinued operations	—	—	228.5	—	228.5
Other current liabilities	102.5	177.7	608.6	—	888.8

	1,319.2	890.6	4,211.0	—	6,420.8
Long-term debt	1,376.5	26.8	227.3	—	1,630.6
Postretirement health and other benefits	81.0	78.4	4.7	—	164.1
Minority interests in equity of subsidiaries	—	—	121.5	—	121.5
Other noncurrent liabilities	492.7	(116.0)	838.4	—	1,215.1
Shareholders’ equity	5,206.3	6,875.0	12,363.3	(19,238.3)	5,206.3

Total liabilities and shareholders’ equity	$8,475.7	$7,754.8	$17,766.2	$(19,238.3)	$14,758.4

(1)	Negative cash balances at the Guarantors and Non-Guarantors reflect the balance in a worldwide cash pooling arrangement.

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
(In millions)
Cash provided (used) by operating activities of continuing operations	$(62.3)	$437.8	$551.9	$—	$927.4
Investing Activities:
Capital expenditures	(76.6)	(249.3)	(338.2)	—	(664.1)
Sale of property, plant and equipment	3.0	6.0	30.2	—	39.2
Acquisition of businesses, net of cash acquired	—	(61.8)	(266.0)	—	(327.8)
Business divestitures	—	—	678.5	—	678.5
Recoverable customer engineering expenditures	—	—	(9.8)	—	(9.8)
Changes in long-term investments	3.4	(0.7)	8.9	—	11.6

Cash (used) provided by investing activities	(70.2)	(305.8)	103.6	—	(272.4)
Financing Activities:
(Decrease) increase in short-term debt — net	(240.4)	—	134.7	—	(105.7)
Increase in long-term debt	—	—	82.7	—	82.7
Repayment of long-term debt	(271.9)	(10.5)	(91.3)	—	(373.7)
Change in intercompany accounts	(99.6)	(993.9)	1,093.5	—	—
Payment of cash dividends	(191.9)	—	—	—	(191.9)
Other	65.3	—	(19.9)	—	45.4

Cash (used) provided by financing activities	(738.5)	(1,004.4)	1,199.7	—	(543.2)
Cash used by discontinued operations	—	—	(69.2)	—	(69.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	29.5	—	29.5

(Decrease) increase in cash and cash equivalents	$(871.0)	$(872.4)	$1,815.5	$—	$72.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
(In millions)
Cash provided (used) by operating activities of continuing operations	$(167.7)	$144.7	$1,326.2	$—	$1,303.2
Investing Activities:
Capital expenditures	(43.9)	(243.5)	(496.1)	—	(783.5)
Sale of property, plant and equipment	1.6	2.8	46.5	—	50.9
Acquisition of businesses, net of cash acquired	—	—	(419.6)	—	(419.6)
Recoverable customer engineering expenditures	—	—	(55.0)	—	(55.0)
Changes in long-term investments	(2.9)	(15.4)	(7.3)	—	(25.6)

Cash used by investing activities	(45.2)	(256.1)	(931.5)	—	(1,232.8)
Financing Activities:
Increase in short-term debt — net	653.3	—	6.6	—	659.9
Increase in long-term debt	83.7	—	130.1	—	213.8
Repayment of long-term debt	(632.3)	(12.5)	(225.1)	—	(869.9)
Change in intercompany accounts	575.9	24.2	(600.1)	—	—
Payment of cash dividends	(170.7)	—	—	—	(170.7)
Other	48.6	0.1	(14.4)	—	34.3

Cash (used) provided by financing activities	558.5	11.8	(702.9)	—	(132.6)
Cash provided by discontinued operations	—	—	71.9	—	71.9
Effect of exchange rate changes on cash and cash equivalents	—	—	5.6	—	5.6

Increase (decrease) in cash and cash equivalents	$345.6	$(99.6)	$(230.7)	$—	$15.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
(In millions)
Cash provided (used) by operating activities of continuing operations	$(194.8)	$463.4	$542.8	$—	$811.4
Investing Activities:
Capital expenditures	(28.8)	(210.1)	(367.1)	—	(606.0)
Sale of property, plant and equipment	0.4	—	51.8	—	52.2
Acquisition of businesses, net of cash acquired	—	—	(384.7)	—	(384.7)
Recoverable customer engineering expenditures	—	—	(46.0)	—	(46.0)
Proceeds from sale of long-term investment	38.2	—	—	—	38.2
Changes in long-term investments	(3.4)	(9.2)	3.8	—	(8.8)

Cash provided (used) by investing activities	6.4	(219.3)	(742.2)	—	(955.1)
Financing Activities:
Increase (decrease) in short-term debt — net	63.0	—	(10.1)	—	52.9
Increase in long-term debt	500.0	7.2	3.5	—	510.7
Repayment of long-term debt	(239.9)	(2.9)	(133.9)	—	(376.7)
Change in intercompany accounts	(141.8)	(226.1)	367.9	—	—
Payment of cash dividends	(136.3)	—	—	—	(136.3)
Other	50.2	—	(23.2)	—	27.0

Cash (used) provided by financing activities	95.2	(221.8)	204.2	—	77.6
Cash used by discontinued operations	—	—	(6.1)	—	(6.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	9.3	—	9.3

(Decrease) increase in cash and cash equivalents	$(93.2)	$22.3	$8.0	$—	$(62.9)

22.	COMMITMENTS AND CONTINGENCIES
      The Company is involved in a number of proceedings relating to environmental matters. At September 30, 2005, the Company had an accrued liability of approximately $65 million relating to environmental matters compared with $61 million one year ago. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities, the Company’s future expenses to remediate the currently identified sites could be considerably higher than the accrued liability. Although it is difficult to estimate the liability of the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, earnings or competitive position. Costs related to such matters were not material to the periods presented.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal 2005, the Company filed a motion for declaratory judgment, in which it seeks a ruling that one of its insurers breached its duty to defend, thus waiving its defenses against the Company’s environmental claims. The ultimate outcome cannot be determined at this time; however, the Company expects a decision on its motion during fiscal 2006.

23.	SUBSEQUENT EVENT (Unaudited)
      On August 24, 2005, the Company entered into a definitive agreement to acquire York International Corporation (York), a global supplier of heating, ventilation, air-conditioning and refrigeration equipment and services. York, which is headquartered in York, Pennsylvania, reported revenues of $4.5 billion for the year ended December 31, 2004, and has approximately 23,000 employees. As of December 1, 2005, the Company expects to complete the acquisition, valued at approximately $3.2 billion, including the assumption of approximately $800 million of York debt, in December 2005. Under the terms of the all cash transaction, the Company will acquire all outstanding common shares of York for $56.50 per share. The total cash required to complete the transaction is approximately $2.5 billion, which includes payment for common shares, transaction fees and expenses. The acquisition will be initially financed with short term borrowings, which the Company intends to refinance with long term debt.
JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended September 30, (In millions)	2005	2004	2003

Accounts Receivable — Allowance for Doubtful Accounts
Balance at beginning of period	$46.9	$48.2	$43.8
Provision charged to costs and expenses	24.9	23.4	17.1
Reserve adjustments	(10.1)	(11.2)	(9.2)
Accounts charged off	(16.7)	(17.7)	(13.7)
Acquisition of businesses	1.4	2.4	4.4
Currency translation	(0.5)	2.5	4.4
Other	1.1	(0.7)	1.4

Balance at end of period	$47.0	$46.9	$48.2

Deferred Tax Assets — Valuation Allowance
Balance at beginning of period	$571.7	$472.1	$352.2
Allowance established for new operating and other loss carryforwards	95.8	112.8	128.8
Allowance reversed for loss carryforwards utilized and other adjustments	(94.6)	(13.2)	(8.9)

Balance at end of period	$572.9	$571.7	$472.1

ITEM 9	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Because of the material weakness described below, the Company has concluded that its disclosure controls and procedures were ineffective at September 30, 2005.

Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company determined that as of September 30, 2005, it did not maintain effective controls over the identification and disclosure of required guarantor subsidiary financial statement information in the Company’s consolidated financial statements as required by Rule 3-10 of Regulation S-X. Specifically, the Company did not have effective controls, including the communication between the Company’s Treasury Department and Accounting Department, to identify the required financial statement disclosures to be included in the Company’s consolidated financial statements resulting from subsidiary guarantees applicable to certain third-party debt of the Company. This control deficiency results in the restatement of the Company’s fiscal 2004 and fiscal 2003 consolidated financial statements and our fiscal 2005 and fiscal 2004 interim consolidated financial statements. In addition, this control deficiency could result in inaccurate or incomplete guarantor subsidiary financial statement disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this deficiency constitutes a material weakness.
      Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005 based on criteria in Internal Control — Integrated Framework issued by the COSO.
      Management has excluded the recently acquired operations of Delphi Corporation’s global battery business from its assessment of internal control over financial reporting as of September 30, 2005 because it was acquired by the Company in a purchase business combination in July 2005; total assets and total revenues of these operations represent approximately 4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2005.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Plan
      The Company intends to implement enhanced controls and procedures surrounding the identification and reporting of required guarantor subsidiary financial statement disclosures. Furthermore, the Company intends to rescind all intercompany upstream guarantees and replace them with alternative intercompany arrangements. To the extent new intercompany guarantees are required in the future, the Company’s Treasury Department will ensure that all intercompany guarantees are maintained in its central repository of external guarantees and reviewed on a quarterly basis using a newly developed checklist. In addition, the Company’s Accounting Department will review the central repository of guarantees in conjunction with its preparation and filing of the Company’s quarterly reports on Form 10-Q and annual reports on Form 10-K. While we believe that the remedial actions will result in correcting the material weakness in our internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events.
Changes in Internal Control Over Financial Reporting
      In connection with the restatement discussed in Note 18 to the Company’s consolidated financial statements included herein, management concluded that, for periods prior to April 1, 2005, there had been a material weakness in internal control over financial reporting over the accounting for certain non-majority owned affiliates as required by SFAS 94, “Consolidation of All Majority-Owned Subsidiaries” and APB 18, “The Equity Method of Accounting for Investments in Common Stock.” During the fourth quarter of fiscal 2005, the Company took a series of steps designed to improve the control processes regarding the application of SFAS 94 and APB 18 to the accounting for its affiliated entities and the related consolidation versus equity accounting requirements. Specifically, the Company expanded its review and approval procedures at the Business Unit and Corporate level related to joint venture agreements using a newly developed checklist, required CFO and Controller review and approval of any situation where the Company is not consolidating a joint venture in which it has an equity interest greater than 50% or where the Company is consolidating a joint venture in which it has an equity interest of 50% or less, established formal quarterly review requirements related to the identification of any ownership, business or operational responsibility changes at its joint ventures and related accounting assessments, and enhanced global training regarding joint venture accounting and the related authoritative guidance. Accordingly, Company management has concluded that newly designed controls had operated effectively for a sufficient period of time to conclude that the control deficiency had been remediated as of September 30, 2005.
      Other than the changes discussed above, there have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to September 30, 2005, the Company took the remedial actions described in “Remediation Plan” above.

ITEM 9B	OTHER INFORMATION
      None.
PART III
      The information required by Part III, Items 10, 11, 12 and 14, is incorporated herein by reference to the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders (fiscal year 2005 Proxy Statement), dated and filed with the SEC on December 12, 2005, as follows:

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Incorporated by reference to sections entitled “Proposal One: Election of Directors,” “Board Information,” “Board Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Q: How can I obtain Corporate Governance materials for Johnson Controls if I do not have access to the Internet?” and “Audit Committee Report” of the fiscal year 2005 Proxy Statement. Required information on executive officers of the Company appears on pages 14-16 of Part I of this report.

ITEM 11	EXECUTIVE COMPENSATION
      Incorporated by reference to sections entitled “Executive Compensation,” “Compensation Committee Report,” “Performance Graph,” “Board Information” and “Employment Agreements” of the fiscal year 2005 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Incorporated by reference to sections entitled “Johnson Controls Share Ownership” and “Equity Compensation Plan Information” of the fiscal year 2005 Proxy Statement.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Incorporated by reference to the section entitled “Audit Committee Report” of the fiscal year 2005 Proxy Statement.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Page in
Form 10-K

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	42
Consolidated Statement of Income for the years ended September 30, 2005, 2004 and 2003	45
Consolidated Statement of Financial Position at September 30, 2005 and 2004	46
Consolidated Statement of Cash Flows for the years ended September 30, 2005, 2004 and 2003	47
Consolidated Statement of Shareholders’ Equity for the years ended September 30, 2005, 2004 and 2003	48
Notes to Consolidated Financial Statements	49

(2) Financial Statement Schedule

For the years ended September 30, 2005, 2004 and 2003:
Schedule II — Valuation and Qualifying Accounts	89

(3) Exhibits
      Reference is made to the separate exhibit index contained on pages 94 through 95 filed herewith.
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
Other Matters
      For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 33-58092, 33-58094, 333-10707, 333-66073, 333-41564 and 333-117898.
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

R. Bruce McDonald
Vice President and
Chief Financial Officer
Date: December 9, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 9, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John M. Barth John M. Barth President, Chief Executive Officer and Director (Chairman)	/s/ Stephen A. Roell Stephen A. Roell Vice Chairman and Executive Vice President

/s/ R. Bruce McDonald R. Bruce McDonald Vice President and Chief Financial Officer	/s/ Jeffrey G. Augustin Jeffrey G. Augustin Vice President and Corporate Controller (Principal Accounting Officer)

/s/ Paul A. Brunner Director	/s/ Natalie A. Black Director

/s/ Robert A. Cornog Director	/s/ Richard F. Teerlink Director

/s/ Willie D. Davis Director	/s/ Jeffrey A. Joerres Director

/s/ Robert L. Barnett Director	/s/ William H. Lacy Director

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

Exhibits		Title

3	.(i)	Composite of Restated Articles of Incorporation of Johnson Controls, Inc., as amended through December 12, 2003 (incorporated by reference to Exhibit 3.(ii) to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3	.(ii)	By-laws of Johnson Controls, Inc., as amended July 27, 2005 (incorporated by reference to Exhibit 3.(ii) to Johnson Controls, Inc. Current Report on Form 8-K dated July 27, 2005).

4	.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4	.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4	.C	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991).

4	.D	Indenture for debt securities dated February 22, 1995 between Johnson Controls, Inc. and Chemical Bank Delaware (now known as Chase Bank), trustee (incorporated by reference to Johnson Controls, Inc. Registration Statement on Form S-3, [Reg. No. 33-57685]).

10	.A	Johnson Controls, Inc. 1992 Stock Option Plan as amended through January 24, 1996 (incorporated by reference to Exhibit 10.A to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1996).**

10	.B	Johnson Controls, Inc. Common Stock Purchase Plan for Executives as amended November 17, 2004 and effective December 1, 2004 (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2004).**

10	.C	Johnson Controls, Inc. 1992 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1992).

10	.D	Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors as amended through October 1, 2003 (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003).

10	.E	Johnson Controls, Inc. Executive Incentive Compensation Plan as amended through October 1, 2001 (incorporated by reference to Exhibit 10.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).**

10	.F	Johnson Controls, Inc. Executive Incentive Compensation Plan, Deferred Option, Qualified Plan as amended and restated effective October 1, 2003, (incorporated by reference to Exhibit C of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).**

10	.G	Johnson Controls, Inc. Long-Term Performance Plan, as amended and restated effective October 1, 2003 (incorporated by reference to Exhibit B of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).**

10	.H	Johnson Controls, Inc. Executive Survivor Benefits Plan amended through October 1, 2001 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).**

10	.I	Johnson Controls, Inc. Equalization Benefit Plan, as amended through October 1, 2003 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2004).**

10	.J	Johnson Controls, Inc. PERT Equalization Benefit Plan, as amended through October 1, 2003 (incorporated by reference to Exhibit 10.J to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003).**

10	.K	Form of employment agreement effective May 23, 2005, between Johnson Controls, Inc. and all elected officers and certain key executives (incorporated by reference to Exhibit 99 to Johnson Controls, Inc. Current Report on Form 8-K dated May 23, 2005).**

10	.L	Form of indemnity agreement effective September 21, 2005, between Johnson Controls, Inc. and each of the directors, elected officers, and certain executives (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated September 21, 2005). **

Exhibits		Title

10	.M	Johnson Controls, Inc., Director Share Unit Plan, as amended through October 1, 2003 (incorporated by reference to Exhibit 10.M to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003).

10	.N	Johnson Controls, Inc., 2000 Stock Option Plan, as amended through October 1, 2001 (incorporated by reference to Exhibit 10.N to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).**

10	.O	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended through October 1, 2001 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated November 17, 2004).**

10	.P	Johnson Controls, Inc., 2001 Restricted Stock Plan, as amended and restated effective October 1, 2003 (incorporated by reference to Exhibit E of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).**

10	.Q	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective October 1, 2003, as in use through January, 2004, filed herewith.**

10	.R	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective October 1, 2003, as approved for use for future grants, filed herewith.**

10	.S	Johnson Controls, Inc. Executive Deferred Compensation Plan, as amended through October 1, 2003 (incorporated by reference to Exhibit 10.P to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2004).**

10	.T	Johnson Controls, Inc. 2003 Stock Plan for Outside Directors, effective October 1, 2003 (incorporated by reference to Exhibit D of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 4, 2003) (Commission File No. 1-5097).

10	.U	Letter agreement dated November 29, 2004 amending Giovanni Fiori’s Executive Employment Agreement (incorporated by reference to Exhibit 10.S to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2005), relating to the letter agreement dated November 21, 2002 amending Giovanni Fiori’s Executive Employment Agreement (incorporated by reference to Exhibit 10.R to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003), and to the Johnson Controls, Inc. Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).**

10	.V	Agreement and Plan of Merger between Johnson Controls, Inc., YJC Acquisition Corp., and York International Corp. effective August 24, 2005 (incorporated by reference to Exhibit 2 to Johnson Controls, Inc. Current Report on Form 8-K/A dated August 24, 2005).

10	.W	Share Purchase Agreement between Valeo S.A. and Johnson Controls Automotive Electronics SAS dated January 10, 2005 (incorporated by reference to Exhibit 10.U to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10	.X	Stock Purchase Agreement between IAP Worldwide Services Inc. and Johnson Controls, Inc. dated as of December 17, 2004 (incorporated by reference Exhibit 10.T to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

12		Statement regarding computation of ratio of earnings to fixed charges for the year ended September 30, 2005, filed herewith.

21		Subsidiaries of the Registrant, filed herewith.

23		Consent of Independent Registered Public Accounting Firm dated December 9, 2005, filed herewith.

31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32		Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of ten percent of the total assets of Johnson Controls, Inc. and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

**	Denotes a management contract or compensatory plan.