Form 10-Q/A
period 2004-12-31
JOHNSON CONTROLS INC
filed 2005-12-22
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 2)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2004

Common Stock $.04 1/6 Par Value	191,174,330

JOHNSON CONTROLS, INC.
FORM 10-Q/A
December 31, 2004
REPORT INDEX

EXPLANATORY NOTE
This Form 10-Q/A (Amendment No. 2) is being filed to amend and restate the financial statements and certain disclosure items related to the deconsolidation of a North American joint venture in response to comments raised by the Staff of the Securities and Exchange Commission and to provide certain disclosure items related to guarantor financial information in the Form 10-Q for the three month period ended December 31, 2004 (the “2005 First Quarter Form 10-Q”), which was originally filed with the Securities and Exchange Commission on January 31, 2005, and amended on August 9, 2005 (the “2005 First Quarter Form 10-Q/A”).
Revising the financial statements also requires Johnson Controls, Inc. (the Company) to restate certain information that is disclosed in the notes to the Consolidated Financial Statements, primarily Note 2 – Inventories, Note 8 – Goodwill and Other Intangible Assets, Note 10 – Segment Information, Note 11 – Income Taxes and Note 14 – Research and Development. In addition, the Company has added Note 15 – Deconsolidation of a Joint Venture (Restated) and Note 16 – Guarantor Financial Statements (Restated). Management’s Discussion and Analysis of Financial Condition and Results of Operations was also amended to reflect the revised financial statements.
The Company has determined that a control deficiency related to the Company’s misapplication of SFAS 94, “Consolidation of All Majority-Owned Subsidiaries” giving rise to the restatement constituted a material weakness in our internal control over financial reporting. The Company has also determined that a control deficiency over the Company’s identification and reporting of the required guarantor subsidiary financial statement disclosures in the Company’s financial statements as required by Rule 3-10 of Regulation S-X constituted a material weakness in our internal control over financial reporting. The Company rescinded all intercompany upstream guarantees and replaced them with alternative intercompany arrangements in November 2005. See Item 4. Controls and Procedures in Part I of this Form 10-Q/A for additional information.
The restatement related to the deconsolidation of the North American joint venture results in changes to certain financial statement line items as reported in the Consolidated Financial Statements. Revenues and expenses previously recorded in certain consolidated financial statement line items are now reported on a net basis as Equity income in the Consolidated Statement of Income and the Company’s net investment in the joint venture is reported in the Investments in partially-owned affiliates line in the Consolidated Statement of Financial Position. Neither restatement impacts previously reported income from continuing operations, net income or earnings per share.
This amendment presents the 2005 First Quarter Form 10-Q/A, as amended, in its entirety, but does not modify or update the disclosure in the 2005 First Quarter Form 10-Q/A in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2005 Second Quarter Form 10-Q on January 31, 2005.

     PART I. — FINANCIAL INFORMATION
     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	Restated
	December 31,	September 30,	December 31,
	2004	2004	2003
ASSETS
Cash and cash equivalents	$107.9	$99.2	$213.0
Accounts receivable — net	3,872.1	3,897.5	3,288.4
Costs and earnings in excess of billings on uncompleted contracts	362.0	328.5	318.7
Inventories	914.9	859.7	781.1
Assets of discontinued operations	426.4	394.4	367.0
Other current assets	851.2	730.9	758.1

Current assets	6,534.5	6,310.2	5,726.3

Property, plant and equipment — net	3,487.3	3,343.7	2,964.7
Goodwill — net	3,743.8	3,596.6	3,131.2
Other intangible assets — net	299.0	290.9	267.6
Investments in partially-owned affiliates	464.6	447.7	545.2
Other noncurrent assets	825.6	769.3	754.5

Total assets	$15,354.8	$14,758.4	$13,389.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$901.9	$813.3	$717.6
Current portion of long-term debt	217.4	226.7	130.7
Accounts payable	3,391.0	3,481.3	3,033.5
Accrued compensation and benefits	592.6	625.4	461.9
Accrued income taxes	15.0	48.8	94.4
Billings in excess of costs and earnings on uncompleted contracts	218.8	197.2	204.4
Liabilities of discontinued operations	119.8	128.1	97.0
Other current liabilities	999.9	898.4	842.8

Current liabilities	6,456.4	6,419.2	5,582.3

Long-term debt	1,668.5	1,630.6	1,830.6
Postretirement health and other benefits	163.6	164.1	167.1
Minority interests in equity of subsidiaries	143.9	123.1	96.9
Other noncurrent liabilities	1,340.8	1,215.1	1,131.0
Shareholders’ equity	5,581.6	5,206.3	4,581.6

Total liabilities and shareholders’ equity	$15,354.8	$14,758.4	$13,389.5

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months
	Ended December 31,
	Restated
	2004	2003
Net sales
Products and systems*	$5,813.8	$5,259.2
Services*	959.1	864.1

	6,772.9	6,123.3

Cost of sales
Products and systems	5,150.8	4,582.0
Services	805.1	720.6

	5,955.9	5,302.6

Gross profit	817.0	820.7

Selling, general and administrative expenses	590.5	585.8

Operating income	226.5	234.9

Interest income	4.1	1.8
Interest expense	(30.6)	(27.1)
Equity income	21.5	23.1
Miscellaneous — net	(4.2)	(24.9)

Other income (expense)	(9.2)	(27.1)

Income from continuing operations before income taxes and minority interests	217.3	207.8

Provision for income taxes	41.7	38.6
Minority interests in net earnings of subsidiaries	15.1	10.0

Income from continuing operations	160.5	159.2

Income from discontinued operations, net of income taxes	7.9	5.3

Net income	$168.4	$164.5

Earnings available for common shareholders	$168.4	$162.7

Earnings per share from continuing operations
Basic	$0.84	$0.87

Diluted	$0.83	$0.83

Earnings per share
Basic	$0.88	$0.90

Diluted	$0.87	$0.86

*	Products and systems consist of Seating & Interiors products and systems, Battery Group products and Controls Group installed systems. Services are Controls Group technical and facility management services.

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months
	Ended December 31,
	Restated
	2004	2003
Operating Activities
Income from continuing operations	$160.5	$159.2

Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation	152.5	135.1
Amortization of intangibles	5.7	4.9
Equity in earnings of partially-owned affiliates, net of dividends received	(21.1)	(2.5)
Minority interests in net earnings of subsidiaries	15.1	10.0
Deferred income taxes	(0.4)	7.2
Other	(1.1)	2.7
Changes in working capital, excluding acquisition of businesses
Receivables	209.4	198.8
Inventories	(6.9)	18.6
Other current assets	(59.1)	12.6
Accounts payable and accrued liabilities	(305.0)	(450.8)
Accrued income taxes	9.8	36.8
Billings in excess of costs and earnings on uncompleted contracts	15.1	13.6

Cash provided by operating activities of continuing operations	174.5	146.2

Cash (used) provided by operating activities of discontinued operations	(5.7)	31.4

Cash provided by operating activities	168.8	177.6

Investing Activities
Capital expenditures	(141.2)	(182.5)
Sale of property, plant and equipment	4.2	8.9
Acquisition of businesses, net of cash acquired	(33.1)	(36.6)
Recoverable customer engineering expenditures	(8.6)	(49.1)
Changes in long-term investments	(2.1)	4.5
Net investing activities of discontinued operations	(3.0)	(6.0)

Cash used by investing activities	(183.8)	(260.8)

Financing Activities
Increase in short-term debt — net	79.8	602.3
Increase in long-term debt	3.4	49.9
Repayment of long-term debt	(76.7)	(423.9)
Payment of cash dividends	(3.6)	(5.4)
Other	12.1	14.8
Net financing activities of discontinued operations	8.7	(25.4)

Cash provided by financing activities	23.7	212.3

Increase in cash and cash equivalents	$8.7	$129.1

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statements

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

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	December 31,	September 30,	December 31,
(in millions)	2004	2004	2003
Raw materials and supplies	$470.1	$462.3	$436.6
Work-in-process	137.5	136.7	108.4
Finished goods	335.2	288.5	262.7

FIFO inventories	942.8	887.5	807.7
LIFO reserve	(27.9)	(27.8)	(26.6)

Inventories	$914.9	$859.7	$781.1

3.	Discontinued Operations

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

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2004 and the three-month period ended December 31, 2004 were as follows:

		Seating
		and	Seating	Seating
		Interiors -	and	and
	Controls	North	Interiors -	Interiors -	Battery
(in millions)	Group	America	Europe	Asia	Group	Total
Balance as of December 31, 2003	$453.3	$1,176.4	$1,019.1	$217.1	$265.3	$3,131.2
Goodwill from business acquisitions	—	—	—	—	458.0	458.0
Currency translation	13.3	0.3	(0.2)	(1.8)	(4.2)	7.4
Other	(1.9)	—	5.8	(30.0)	26.1	—

Balance as of September 30, 2004	464.7	1,176.7	1,024.7	185.3	745.2	3,596.6
Goodwill from business acquisitions	9.0	—	—	—	—	9.0
Currency translation	14.7	0.3	92.0	12.8	20.7	140.5
Other	—	—	—	—	(2.3)	(2.3)

Balance as of December 31, 2004	$488.4	$1,177.0	$1,116.7	$198.1	$763.6	$3,743.8

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	December 31, 2004			September 30, 2004			December 31, 2003
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$170.8	$(79.8)	$91.0	$169.2	$(76.4)	$92.8	$164.6	$(68.2)	$96.4
Unpatented technology	81.1	(14.7)	66.4	75.0	(12.6)	62.4	75.1	(8.5)	66.6
Customer relationships	102.9	(8.2)	94.7	95.9	(6.4)	89.5	84.3	(4.2)	80.1
Miscellaneous	9.9	(7.8)	2.1	10.5	(7.4)	3.1	10.5	(6.6)	3.9

Total amortized intangible assets	364.7	(110.5)	254.2	350.6	(102.8)	247.8	334.5	(87.5)	247.0
Unamortized intangible assets
Trademarks	38.8	—	38.8	37.1	—	37.1	11.7	—	11.7
Pension asset	6.0	—	6.0	6.0	—	6.0	8.9	—	8.9

Total unamortized intangible assets	44.8	—	44.8	43.1	—	43.1	20.6	—	20.6

Total intangible assets	$409.5	$(110.5)	$299.0	$393.7	$(102.8)	$290.9	$355.1	$(87.5)	$267.6

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

In response to comments raised by the Staff of the Securities and Exchange Commission, the Company is revising its segment disclosure. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments in other notes to the Consolidated Financial Statements, primarily Note 8 – Goodwill and Other Intangible Assets. In addition, Note 11 – Income Taxes, Note 14 – Research and Development and Note 17 – Contingencies, were added or amended to address additional comments from the Staff of the Securities and Exchange Commission.

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
Management’s evaluation of the performance of the Company’s reportable segments excludes discontinued operations, significant restructuring costs and other significant non-recurring gains or losses. Financial information relating to the Company’s reportable segments were as follows:

	Three Months
	Ended December 31,
(in millions)	2004	2003
Net sales
Controls Group	$1,532.4	$1,406.9
Seating & Interiors — North America	2,057.5	2,101.9
Seating & Interiors — Europe	2,151.3	1,783.5
Seating & Interiors — Asia	311.5	242.2
Battery Group	720.2	588.8

Total	$6,772.9	$6,123.3

Operating income
Controls Group	$42.6	$54.4
Seating & Interiors — North America	58.4	110.4
Seating & Interiors — Europe	25.3	(4.3)
Seating & Interiors — Asia	7.1	3.6
Battery Group	93.1	70.8

Total	$226.5	$234.9

11.	Income Taxes

The Company’s estimated base effective tax rate for continuing operations declined to 24.5% from 26.8% for the prior year due to continuing global tax planning initiatives. The Company utilized an effective rate for discontinued operations of 35.4% for both periods, which approximates the local statutory rate. The current quarter rate for continuing operations further benefited from an $11.5 million one time tax benefit related to a change in tax status of a French subsidiary during the quarter while the prior year first quarter benefited from a $17.0 million favorable tax settlement related to prior periods (1991-1996). The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French subsidiary for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of this investment. This election changed the tax status of the French entity from a controlled foreign corporation (i.e. taxable entity) to a branch (i.e. flow through entity similar to a partnership) for US federal income tax purposes and is thereby

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”.

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

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within Selling, general and administrative expenses. Such expenditures amounted to approximately $210 million and $225 million for the three months ended December 31, 2004 and 2003, respectively.

A portion of the costs associated with these activities is reimbursed by customers, and totaled approximately $72 million and $66 million for the three months ended December 31, 2004 and 2003, respectively.

15.	Deconsolidation of a Joint Venture (Restated)

On April 1, 2005, the Company deconsolidated a North American Seating & Interiors joint venture as it was determined the Company no longer had effective control over the venture’s operating activities. Subsequent to April 1, 2005, the Company determined that based on SFAS 94, “Consolidation of All Majority-Owned Subsidiaries,” the joint venture should not have been consolidated in prior periods. As such, the Company’s financial statements have been restated to account for the joint venture on an equity basis in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock” for all periods prior to April 1, 2005. Due to this deconsolidation, the Company has also revised the previously reported amounts in Note 2 — Inventories, Note 8 — Goodwill and other intangible assets, Note 10 — Segment information, Note 11 — Income taxes and Note 14 — Research and development.

The deconsolidation of this joint venture had no impact on income from continuing operations, net income or earnings per share in the respective periods and its impact on the consolidated statement of cash flows was not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenues and expenses previously recorded in certain consolidated financial statement line items are now reported on a net basis as Equity income in the Consolidated Statement of Income and the Company’s net investment in the joint venture is reported in the Investments in partially-owned affiliates line in the Consolidated Statement of Financial Position. The following table summarizes the impact of this restatement on key financial statement line items (the impact on other individual financial statement line items is not material):

	Three Months Ended		Three Months Ended
	December 31, 2004		December 31, 2003
(In millions)	As Reported	Restated	As Reported	Restated

Consolidated Statement of Income
Net sales	$6,975.5	$6,772.9	$6,292.9	$6,123.3
Operating income	245.4	226.5	253.5	234.9
Equity income	15.8	21.5	17.8	23.1
Minority interests in net earnings of subsidiaries	21.0	15.1	15.5	10.0
Consolidated Statement of Financial Position
Investments in partially-owned affiliates	325.3	464.6	425.9	545.2
Minority interests in equity of subsidiaries	294.8	143.9	229.5	96.9
16.	Guarantor Financial Statements (Restated)

Subsequent to September 30, 2005, the Company identified intercompany subsidiary upstream guarantees, issued March 21, 2001, applicable to certain third-party debt of the Company. Based upon the nature of these guarantees, the Company has determined that condensed guarantor subsidiary financial statement information should have been disclosed in its previously filed interim and annual financial statements since the issuance of the guarantees. As a result, the Company has restated its fiscal 2005 and fiscal 2004 consolidated financial statements to include these required disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) had unconditionally guaranteed (the “guarantees”), on a joint and several basis, any and all liabilities of Johnson Controls, Inc. (the “Parent”) for money borrowed, when due, whether at stated maturity, by acceleration, or otherwise. The guarantees did not have a stated maturity; however, the guarantees were rescinded in November 2005 and replaced with alternative intercompany arrangements. The guarantees covered the majority of the Parent’s short-term and long-term debt, as follows:

	December 31,	September 30,	December 31,
(In millions)	2004	2004	2003
Short-term debt	$901.9	$813.3	$717.6
Less bank borrowings not subject to guarantees	(111.9)	(96.3)	(118.7)

Total short-term debt of Parent subject to guarantees	$790.0	$717.0	$598.9

Long-term debt	$1,885.9	$1,857.3	$1,961.3
Less debt not subject to guarantees:
Industrial revenue bonds	—	(9.7)	(19.5)
Capital lease obligations	(105.6)	(89.0)	(95.4)
Euro denominated debt	(161.3)	(142.2)	(27.4)
Yen denominated debt	(1.0)	—	(27.6)
Other long-term debt	(39.2)	(39.9)	(103.7)

Total debt subject to guarantees	1,578.8	1,576.5	1,687.7
Less current portion of Parent subject to guarantees	(200.0)	(200.0)	(64.1)

Total long-term debt of Parent subject to guarantees	$1,378.8	$1,376.5	$1,623.6

The Guarantors included Hoover Universal, Inc., Johnson Controls Battery Group, Inc., JC Interiors, LLC and Johnson Controls Beteiligungs GmbH. Pursuant to Rule 3-10 of Regulation S-X, in lieu of providing separate audited financial statements for each of the Guarantors, or the Guarantors as a group, the Company has disclosed the condensed supplemental consolidating financial information below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents (1)	$388.9	($220.4)	($60.6)	$—	$107.9
Accounts receivable — net	308.7	711.9	2,851.5	—	3,872.1
Costs and earnings in excess of billings on uncompleted contracts	145.2	—	216.8	—	362.0
Inventories	11.8	217.2	685.9	—	914.9
Assets of discontinued operations	—	—	426.4	—	426.4
Other current assets	112.2	195.9	543.1	—	851.2

Current assets	966.8	904.6	4,663.1	—	6,534.5

Property, plant & equipment — net	185.3	917.9	2,384.1	—	3,487.3
Goodwill — net	71.3	1,087.5	2,585.0	—	3,743.8
Other intangible assets — net	16.1	48.9	234.0	—	299.0
Investments in partially-owned affiliates	24.3	54.6	385.7	—	464.6
Investments in subsidiaries (2)	7,362.6	4,710.8	8,772.7	(20,846.1)	—
Other noncurrent assets	193.0	93.1	539.5	—	825.6

Total assets	$8,819.4	$7,817.4	$19,564.1	($20,846.1)	$15,354.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$790.0	$—	$111.9	$—	$901.9
Current portion of long-term debt	200.0	1.3	16.1	—	217.4
Accounts payable	189.9	672.3	2,528.8	—	3,391.0
Accrued compensation and benefits	82.6	73.2	436.8	—	592.6
Accrued income taxes	(155.4)	37.0	133.4	—	15.0
Billings in excess of costs and earnings on uncompleted contracts	114.0	—	104.8	—	218.8
Liabilities of discontinued operations	—	—	119.8	—	119.8
Other current liabilities	116.1	165.3	718.5	—	999.9

Current liabilities	1,337.2	949.1	4,170.1	—	6,456.4

Long-term debt	1,378.8	26.5	263.2	—	1,668.5
Postretirement health and other benefits	77.2	81.8	4.6	—	163.6
Minority interests in equity of subsidiaries	—	—	143.9	—	143.9
Other noncurrent liabilities	444.6	(209.0)	1,105.2	—	1,340.8
Shareholders’ equity	5,581.6	6,969.0	13,877.1	(20,846.1)	5,581.6

Total liabilities and shareholders’ equity	$8,819.4	$7,817.4	$19,564.1	($20,846.1)	$15,354.8

(1)	Negative cash balances at the Guarantors and Non-Guarantors reflect the balance in a worldwide cash pooling arrangement.

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents (1)	$375.9	($101.0)	($175.7)	$—	$99.2
Accounts receivable — net	345.6	738.1	2,813.8	—	3,897.5
Costs and earnings in excess of billings on uncompleted contracts	120.2	—	208.3	—	328.5
Inventories	9.0	249.4	601.3	—	859.7
Assets of discontinued operations	—	—	394.4	—	394.4
Other current assets	104.4	151.8	474.7	—	730.9

Current assets	955.1	1,038.3	4,316.8	—	6,310.2

Property, plant & equipment — net	183.8	927.2	2,232.7	—	3,343.7
Goodwill — net	158.2	1,079.6	2,358.8	—	3,596.6
Other intangible assets — net	16.6	50.6	223.7	—	290.9
Investments in partially-owned affiliates	8.9	70.0	368.8	—	447.7
Investments in subsidiaries (2)	6,954.8	4,505.0	7,778.5	(19,238.3)	—
Other noncurrent assets	198.3	84.1	486.9	—	769.3

Total assets	$8,475.7	$7,754.8	$17,766.2	($19,238.3)	$14,758.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$717.0	$—	$96.3	$—	$813.3
Current portion of long-term debt	200.0	10.8	15.9	—	226.7
Accounts payable	237.5	681.6	2,562.2	—	3,481.3
Accrued compensation and benefits	94.8	86.8	443.8	—	625.4
Accrued income taxes	(139.5)	(66.3)	254.6	—	48.8
Billings in excess of costs and earnings on uncompleted contracts	106.9	—	90.3	—	197.2
Liabilities of discontinued operations	—	—	128.1	—	128.1
Other current liabilities	102.5	177.7	618.2	—	898.4

Current liabilities	1,319.2	890.6	4,209.4	—	6,419.2

Long-term debt	1,376.5	26.8	227.3	—	1,630.6
Postretirement health and other benefits	81.0	78.4	4.7	—	164.1
Minority interests in equity of subsidiaries	—	—	123.1	—	123.1
Other noncurrent liabilities	492.7	(116.0)	838.4	—	1,215.1
Shareholders’ equity	5,206.3	6,875.0	12,363.3	(19,238.3)	5,206.3

Total liabilities and shareholders’ equity	$8,475.7	$7,754.8	$17,766.2	($19,238.3)	$14,758.4

(1)	Negative cash balances at the Guarantors and Non-Guarantors reflect the balance in a worldwide cash pooling arrangement.

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2003
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents (1)	($29.2)	$96.6	$145.6	$—	$213.0
Accounts receivable — net	322.1	605.5	2,360.8	—	3,288.4
Costs and earnings in excess of billings on uncompleted contracts	123.2	—	195.5	—	318.7
Inventories	11.4	224.1	545.6	—	781.1
Assets of discontinued operations	—	—	367.0	—	367.0
Other current assets	97.9	140.8	519.4	—	758.1

Current assets	525.4	1,067.0	4,133.9	—	5,726.3

Property, plant & equipment — net	198.4	871.3	1,895.0	—	2,964.7
Goodwill — net	112.2	1,079.6	1,939.4	—	3,131.2
Other intangible assets — net	12.9	56.2	198.5	—	267.6
Investments in partially-owned affiliates	28.2	159.2	357.8	—	545.2
Investments in subsidiaries (2)	6,673.6	3,417.5	5,030.5	(15,121.6)	—
Other noncurrent assets	215.8	71.4	467.3	—	754.5

Total assets	$7,766.5	$6,722.2	$14,022.4	($15,121.6)	$13,389.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$598.9	$—	$118.7	$—	$717.6
Current portion of long-term debt	64.1	22.9	43.7	—	130.7
Accounts payable	202.4	725.7	2,105.4	—	3,033.5
Accrued compensation and benefits	33.4	71.8	356.7	—	461.9
Accrued income taxes	(86.0)	58.1	122.3	—	94.4
Billings in excess of costs and earnings on uncompleted contracts	119.3	—	85.1	—	204.4
Liabilities of discontinued operations	—	—	97.0	—	97.0
Other current liabilities	151.4	122.6	568.8	—	842.8

Current liabilties	1,083.5	1,001.1	3,497.7	—	5,582.3

Long-term debt	1,623.6	27.8	179.2	—	1,830.6
Postretirement health and other benefits	80.5	83.0	3.6	—	167.1
Minority interests in equity of subsidiaries	—	1.7	95.2	—	96.9
Other noncurrent liabilities	397.3	(446.6)	1,180.3	—	1,131.0
Shareholders’ equity	4,581.6	6,055.2	9,066.4	(15,121.6)	4,581.6

Total liabilities and shareholders’ equity	$7,766.5	$6,722.2	$14,022.4	($15,121.6)	$13,389.5

(1)	Negative cash balances at the Parent reflect the balance in a worldwide cash pooling arrangement.

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended December 31, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$590.4	$1,605.4	$5,753.8	($1,176.7)	$6,772.9
Cost of sales	444.6	1,378.6	5,309.4	(1,176.7)	5,955.9

Gross profit	145.8	226.8	444.4	—	817.0

Selling, general and administrative expenses	156.8	120.5	313.2	—	590.5

Operating income	(11.0)	106.3	131.2	—	226.5

Interest income	0.1	—	4.0	—	4.1
Interest expense	(20.3)	(0.7)	(9.6)	—	(30.6)
Equity income	0.1	3.6	17.8	—	21.5
Miscellaneous — net (1)	15.5	(75.7)	56.0	—	(4.2)

Other (expense) income	(4.6)	(72.8)	68.2	—	(9.2)

Income from continuing operations before income taxes, minority interests and equity in net earnings of subsidiaries	(15.6)	33.5	199.4	—	217.3

Income tax (benefit) provision	(21.4)	8.3	54.8	—	41.7
Minority interests in net earnings of subsidiaries	—	—	15.1	—	15.1
Equity in net earnings of subsidiaries	162.6	11.2	—	(173.8)	—

Income from continuing operations	168.4	36.4	129.5	(173.8)	160.5

Income from discontinued operations, net of income taxes	—	—	7.9	—	7.9

Net income	$168.4	$36.4	$137.4	($173.8)	$168.4

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

	Three Months Ended December 31, 2003
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$596.2	$1,738.7	$4,793.0	($1,004.6)	$6,123.3
Cost of sales	432.2	1,445.5	4,429.5	(1,004.6)	5,302.6

Gross profit	164.0	293.2	363.5	—	820.7

Selling, general and administrative expenses	158.7	130.2	296.9	—	585.8

Operating income	5.3	163.0	66.6	—	234.9

Interest income	—	—	1.8	—	1.8
Interest expense	(23.8)	—	(3.3)	—	(27.1)
Equity (loss) income	—	(2.7)	25.8	—	23.1
Miscellaneous — net (1)	7.5	(69.8)	37.4	—	(24.9)

Other (expense) income	(16.3)	(72.5)	61.7	—	(27.1)

Income from continuing operations before income taxes, minority interests and equity in net earnings of subsidiaries	(11.0)	90.5	128.3	—	207.8

Income tax (benefit) provision	(26.7)	30.5	34.8	—	38.6
Minority interests in net earnings of subsidiaries	—	—	10.0	—	10.0
Equity in net earnings of subsidiaries	148.8	12.9	—	(161.7)	—

Income from continuing operations	164.5	72.9	83.5	(161.7)	159.2

Income from discontinued operations, net of income taxes	—	—	5.3	—	5.3

Net Income	$164.5	$72.9	$88.8	($161.7)	$164.5

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended December 31, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash provided (used) by operating activities	$104.8	$266.6	($202.6)	$—	$168.8

Investing Activities:
Capital expenditures	(7.2)	(41.1)	(92.9)	—	(141.2)
Sale of property, plant and equipment	—	—	4.2	—	4.2
Acquisition of businesses, net of cash acquired	—	—	(33.1)	—	(33.1)
Recoverable customer engineering expenditures	—	—	(8.6)	—	(8.6)
Changes in long-term investments	2.3	—	(4.4)	—	(2.1)
Net investing activities of discontinued operations	—	—	(3.0)		(3.0)

Cash (used) provided by investing activities	(4.9)	(41.1)	(137.8)	—	(183.8)

Financing Activities:
Increase in short-term debt — net	73.0	—	6.8	—	79.8
Increase in long-term debt	—	—	3.4	—	3.4
Repayment on long-term debt	(60.4)	(9.5)	(6.8)	—	(76.7)
Change in intercompany accounts	(122.9)	(335.4)	458.3	—	—
Payment of cash dividends	(3.6)	—	—	—	(3.6)
Other — net	27.0	—	(14.9)	—	12.1
Net financing activities of discontinued operations	—	—	8.7		8.7

Cash (used) provided by financing activities	(86.9)	(344.9)	455.5	—	23.7

Increase (decrease) in cash and cash equivalents	$13.0	($119.4)	$115.1	$—	$8.7

	Three Months Ended December 31, 2003
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash (used) provided by operating activities	($348.2)	$189.8	$336.0	$—	$177.6

Investing Activities:
Capital expenditures	(10.5)	(50.4)	(121.6)	—	(182.5)
Sale of property, plant and equipment	—	—	8.9	—	8.9
Acquisition of businesses, net of cash acquired	—	—	(36.6)	—	(36.6)
Recoverable customer engineering expenditures	—	—	(49.1)		(49.1)
Changes in long-term investments	(0.7)	(2.5)	7.7	—	4.5
Net investing activities of discontinued operations	—	—	(6.0)		(6.0)

Cash used by investing activities	(11.2)	(52.9)	(196.7)	—	(260.8)

Financing Activities:
Increase in short-term debt — net	535.2	—	67.1	—	602.3
Increase in long-term debt	—	—	49.9	—	49.9
Repayment on long-term debt	(401.5)	—	(22.4)	—	(423.9)
Change in intercompany accounts	153.9	(38.9)	(115.0)	—	—
Payment of cash dividends	(5.4)	—	—	—	(5.4)
Other — net	17.7	—	(2.9)	—	14.8
Net financing activities of discontinued operations	—	—	(25.4)	—	(25.4)

Cash provided (used) by financing activities	299.9	(38.9)	(48.7)	—	212.3

(Decrease) increase in cash and cash equivalents	($59.5)	$98.0	$90.6	$—	$129.1

17. Contingencies
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated December 2, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2004, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
As discussed in Notes 10, 15 and 16 to the condensed consolidated financial statements, the Company has restated its fiscal 2005 and 2004 consolidated interim financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 31, 2005, except for Note 10, as to which the date is August 9, 2005, and Notes 15 and 16, as to which the date is December 22, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of Operating Results for the Three-Month Periods ended December 31, 2004 and 2003
On April 1, 2005, the Company deconsolidated a North American Seating & Interiors joint venture as it was determined the Company no longer had effective control over the venture’s operating activities. Subsequent to April 1, 2005, the Company determined that based on SFAS 94, “Consolidation of All Majority-Owned Subsidiaries,” the joint venture should not have been consolidated in prior periods. As such, the Company’s financial statements have been restated to account for the joint venture on an equity basis in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock” for all periods prior to April 1, 2005. The deconsolidation had no impact on previously reported income from continuing operations, net income or earnings per share (see Note 15 to the Consolidated Financial Statements).
Subsequent to September 30, 2005, the Company identified intercompany subsidiary upstream guarantees, issued March 21, 2001, applicable to certain third-party debt of the Company. Based upon the nature of these guarantees, the Company has determined that condensed guarantor subsidiary financial statement information should have been disclosed in its previously filed interim and annual financial statements since the issuance of the guarantees. As a result, the Company has restated its fiscal 2005 and fiscal 2004 consolidated financial statements to include these required disclosures. As the restatement relates only to the disclosure of guarantor financial information, the previously reported amounts in the Consolidated Statement of Income and the Consolidated Statement of Financial Position remain unchanged (see Note 16 to the Consolidated Financial Statements).
Prior year results of operations, financial position and cash flows noted in the following discussion have been restated to reflect the current year’s presentation of the engine electronics business as discontinued operations and the North American Seating & Interiors joint venture as an investment in a partially-owned affiliate.
The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the September 30, 2004 consolidated financial statements and notes thereto, along with the MD&A included in the Company’s Amended 2004 Annual Report on Form 10-K/A.

Net Sales
The Company’s net sales for the three-month periods ended December 31, 2004 and 2003 were as follows:

	Restated		%
(in millions)	2004	2003	change

Controls Group	$1,532.4	$1,406.9	9%
Seating & Interiors — North America	2,057.5	2,101.9	-2%
Seating & Interiors — Europe	2,151.3	1,783.5	21%
Seating & Interiors — Asia	311.5	242.2	29%
Battery Group	720.2	588.8	22%

Total	$6,772.9	$6,123.3	11%

Consolidated net sales in the first quarter of fiscal 2005 were $6.8 billion, rising 11% above the prior year period sales of $6.1 billion.
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
Seating & Interiors — North America
Seating & Interiors — North America sales were down 2% in the current quarter, which was slightly favorable to the estimated 2.4% decrease in domestic industry vehicle production. The Company benefited from a favorable mix of vehicle sales compared to the industry production.
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
Operating Income
The Company’s operating income for the three-month periods ended December 31, 2004 and 2003 was as follows:

	Restated		%
(in millions)	2004	2003	change

Controls Group	$42.6	$54.4	-22%
Seating & Interiors — North America	58.4	110.4	-47%
Seating & Interiors — Europe	25.3	(4.3)	*
Seating & Interiors — Asia	7.1	3.6	97%
Battery Group	93.1	70.8	31%

Consolidated operating income	$226.5	$234.9	-4%

*	Metric not meaningful.
Consolidated operating income for the first quarter of fiscal 2005 was $227 million, down 4% from the prior year’s $235 million.
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
Seating & Interiors — North America
Seating & Interiors — North America operating income was $58 million compared to the prior period operating income of $110 million. The segment was affected by lower gross profit due to selling price reductions and material cost increases in excess of cost savings, partially offset by lower SG&A expenses.

Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $43 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
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
Seating & Interiors — Europe
Seating & Interiors — Europe operating income was $25 million, compared to the prior period operating loss of $4 million. The segment benefited from increased volumes of higher margin interior systems and operational improvements achieved from the prior year restructuring plan and lower SG&A expenses.
Implemented cost reductions, operational efficiencies and the higher sales mix of mature vehicle programs exceeded the incremental sales price reductions by approximately $19 million in the period. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
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
Other Income/Expense
Net interest expense in the current period increased from the prior year period primarily as a result of higher debt levels in the current period. Management expects net interest expense for fiscal year 2005 to be between $115 and $120 million, down from previously issued guidance of $125 to $130 million. The decrease reflects the utilization of the proceeds from the sale of the discontinued operations to reduce short term borrowings. Equity income for the three months ended December 31, 2004 decreased approximately $2 million year-over-year primarily due to lower earnings at certain Seating & Interiors joint ventures in China. Miscellaneous – net expense in the current quarter was down approximately $21 million from the prior year period. The decrease primarily reflects lower foreign currency losses in the current period and litigation expenses incurred in the prior period.

Provision for Income Taxes
The Company’s estimated base effective tax rate for continuing operations declined to 24.5% from 26.8% for the prior year due to continuing global tax planning initiatives. The Company utilized an effective rate for discontinued operations of 35.4% both periods, which approximates the local statutory rate. The current quarter rate for continuing operations further benefited from an $11.5 million one time tax benefit related to a change in tax status of a French subsidiary during the quarter. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French subsidiary for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of this investment. This election changed the tax status of the French entity from a controlled foreign corporation (i.e. taxable entities) to a branch (i.e. flow through entity similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Reporting for Income Taxes”. The prior year first quarter benefited from a $17.0 million favorable tax settlement related to prior periods (1991-1996).
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries in the current quarter increased from the prior year. The increase was primarily due to higher earnings at certain Seating & Interiors joint ventures in North America and Asia. Management has not changed its full-year estimate for minority interest in net earnings of subsidiaries which is approximately $80 to $90 million, excluding the impact of the deconsolidation of the North American joint venture.
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
Comparison of Financial Condition
Working Capital and Cash Flow
Working capital, excluding cash and debt, of $1.1 billion at December 31, 2004 was $0.2 billion higher than at fiscal year-end and $0.3 billion higher than one year ago. The increase from year-end was due to lower accounts payable and higher other current assets at December 31, 2004, partially offset by higher other current liabilities. The increase from one year ago primarily reflects higher accounts receivable, inventories and other current assets, partially offset by higher accounts payable and other current liabilities.
The Company’s days sales in accounts receivable for the three months ended December 31, 2004 was 51, a decrease compared to the period ended September 30, 2004 days sales in accounts receivable of 54, and a slight increase from 47 for the period ended December 31, 2003.
The Company’s inventory turnover ratio for the three months ended December 31, 2004, was 19, consistent to the turnover ratio of 19 for the period ended September 30, 2004, and a slight decrease from 20 for the period ended December 31, 2003.
Cash provided by operating activities of continuing operations in the current quarter was $175 million compared to $146 million for the three-month period ended December 31, 2003. The slight increase primarily relates to favorable changes in working capital from continuing operations compared to the prior year.
Capital Expenditures
Capital spending for property, plant and equipment for the three-month period ended December 31, 2004 was $141 million, down $41 million from the comparable prior year period. The majority of the current quarter spending was attributable to Seating & Interiors. Management has confirmed its estimate for fiscal 2005 capital expenditures of $725 to $775 million, excluding the effect of the deconsolidation of the North American joint venture.
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

Other Financial Information
The interim financial information included in this 10-Q/A Report has not been audited by PricewaterhouseCoopers LLP (PwC). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the three-month period ended December 31, 2004, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Amended Annual Report on Form 10-K/A for the year ended September 30, 2004.
ITEM 4. CONTROLS AND PROCEDURES
Restatement
On July 18, 2005, in response to a comment raised by the Staff of the Securities and Exchange Commission, the Audit Committee of the Board of Directors and management of the Company concluded that the Company’s financial statements for the years ended September 30, 2004, 2003 and 2002 and as of and for the three month periods ended December 31, 2004 and 2003, as of and for the three and six month periods ended March 31, 2005 and 2004 and as of and for the three and nine month periods ended June 30, 2004, should be restated and such financial statements should no longer be relied upon. This restatement (Amendment No. 1 filed on August 9, 2005) revised the segment information included in previously filed financial statements, including Note 8 – Goodwill and Other Intangible Assets in this Form 10-Q/A. As the restatement only related to the disclosure of the Company’s segment information, previously reported net sales, operating income, net income and earnings per share were unchanged.
On November 15, 2005, the Audit Committee of the Board of Directors and management of the Company concluded that the Company’s financial statements for the years ended September 30, 2004 and 2003, and as of and for the three month periods ended December 31, 2004 and 2003, as of and for the three and six month periods ended March 31, 2005 and 2004, and as of and for the three and nine month periods ended June 30, 2005 and June 30, 2004, should be restated and such financial statements should no longer be relied upon. The restatement of the Company’s financial statements is in response to a comment raised by the Staff of the Securities and Exchange Commission regarding the Company’s historical consolidation of a North American Seating & interiors joint venture which was deconsolidated by the Company on April 1, 2005. The restatement revised the Company’s financial statements to deconsolidate the joint venture in accordance with SFAS 94, “Consolidation of All Majority-Owned Subsidiaries,” and account for the joint venture’s operating results on an equity basis of accounting in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock” for all periods prior to April 1, 2005. The restatement results in changes to certain financial statement line items as reported in the previously filed financial statements. Specifically, revenues and expenses previously recorded in certain consolidated financial statement line items are now reported on a net basis as Equity income in the Consolidated Statement of Income and the Company’s net investment in the joint venture is reported in the Investments in partially-owned affiliates line in the Consolidated Statement of Financial Position.
In addition to the joint venture deconsolidation, the Company will restate their fiscal 2004 and fiscal 2003 annual consolidated financial statements and their fiscal 2005 and fiscal 2004 interim consolidated financial statements for purposes of providing financial statement footnote disclosure related to intercompany subsidiary upstream guarantees applicable to certain third-party debt of the Company. The restatement will provide guarantor subsidiary financial information disclosures in the footnotes to the previously filed financial statements in accordance with Rule 3-10 of Regulation S-X.
This restatement (Amendment No. 2 filed on December 22, 2005) also caused the Company to restate certain previously reported footnotes that were impacted as a result of the North American joint venture deconsolidation. This includes Note 2 – Inventories, Note 8 – Goodwill and Other Intangible Assets, Note 10 – Segment Information, Note 11 – Income Taxes, and Note 14 – Research and Development. This restatement (Amendment No. 2 filed on December 22, 2005) did not impact previously reported income from continuing operations, net income or earnings per share and its impact on the Consolidated Statement of Cash Flows was not significant.
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. In light of the material weaknesses, the Company performed additional analysis and other post-closing procedures in connection with the preparation of its consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in this quarterly filing on Form 10-Q/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses were identified in the Company’s assessment of the effectiveness of disclosure controls and procedures as of December 31, 2004:

•	Ineffective controls over the accounting for segments in accordance with SFAS 131 “Disclosure About Segments of an Enterprise and Related Information”. Specifically, the Company’s controls were ineffective in ensuring that the Company’s segment disclosures were identified and reported in accordance with SFAS 131. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended September 30, 2004, 2003 and 2002 and as of and for the three month periods ended December 31, 2004 and 2003 and March 31, 2005 and 2004 and June 30, 2004 and for the six month periods ended March 31, 2005 and 2004 and the nine month period ended June 30, 2004. In addition, this control deficiency could result in a material misstatement of segment disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this deficiency constitutes a material weakness.
•	Ineffective controls over the accounting for joint venture investments in accordance with SFAS 94, “Consolidation of All Majority-Owned Subsidiaries” and APB 18, “The Equity Method of Accounting for Investments in Common Stock.” Specifically, the Company’s controls over the reporting of certain non-majority owned affiliate investments did not prevent or detect the inappropriate consolidation of that investment. This control deficiency resulted in the restatement of the Company’s fiscal 2004 and fiscal 2003 annual consolidated financial statements and our fiscal 2005 and fiscal 2004 interim consolidated financial statements. In addition, this control deficiency could result in a material misstatement of accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this deficiency constitutes a material weakness.
•	Ineffective controls over the identification and disclosure of required guarantor subsidiary financial statement information in the Company’s consolidated financial statements as required by Rule 3-10 of Regulation S-X. Specifically, the Company did not have effective controls, including the communication between the Company’s Treasury Department and Accounting Department, to identify the required financial statement disclosures to be included in the Company’s consolidated financial statements resulting from subsidiary guarantees applicable to certain third-party debt of the Company. This control deficiency resulted in the restatement of the Company’s fiscal 2004 and fiscal 2003 annual consolidated financial statements and our fiscal 2005 and fiscal 2004 interim consolidated financial statements. In addition, this control deficiency could result in inaccurate or incomplete guarantor subsidiary financial statement disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this deficiency constitutes a material weakness.
As a result of these material weaknesses, the Company concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

Remediation of Material Weakness in Internal Control
The remedial actions taken by the Company are as follows:
•	Key personnel involved in the financial reporting process have enhanced the controls by which the SFAS 131 authoritative guidance is monitored and applied on a regular basis. In addition, the Company will now require the Company’s Disclosure Committee to review its segment reporting on a quarterly basis and the Company has revised its monthly reporting package used by the Chief Operating Decision Maker.

•	The Company expanded its review and approval procedures at the Business Unit and Corporate level related to joint venture agreements using a newly developed checklist and now requires CFO and Controller review and approval of any situation where the Company is not consolidating a joint venture in which it has an equity interest greater than 50% or where the Company is consolidating a joint venture in which it has an equity interest of 50% or less. In addition, the Company has established formal quarterly review requirements related to the identification of any ownership, business or operational responsibility changes at its joint ventures and related accounting assessments and enhanced global training regarding joint venture accounting and the related authoritative guidance.

•	The Company rescinded all intercompany upstream guarantees and replaced them with alternative intercompany arrangements in November 2005. Accordingly, future disclosure of this information will no longer be required. To the extent new intercompany guarantees are required in the future, the Company’s Treasury Department will ensure that all intercompany guarantees are maintained in its central repository of external guarantees and reviewed on a quarterly basis using a newly developed checklist. In addition, the Company’s Corporate Accounting Department will review the central repository of guarantees in conjunction with its preparation and filing of the Company’s quarterly reports on Form 10-Q and annual reports on Form 10-K.
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

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
			Part of the	Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased under
Period	Shares Purchased	per Share	Program	the Program(1)

10/01/04 — 10/31/04
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$37,505,000
Total	—	—	—	$37,505,000

11/01/04 — 11/30/04
Purchases by Company	398	$62.83	—	—
Purchases by Citibank	—	—	—	$30,620,000
Total	398	$62.83	—	$30,620,000

12/01/04 — 12/31/04
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$27,152,000
Total	—	—	—	$27,152,000

(1)	The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement as of the end of the period in question.
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
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 41 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: December 22, 2005	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2004.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated December 22, 2005, relating to Financial Information

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.