Form 10-Q/A
period 2005-03-31
JOHNSON CONTROLS INC
filed 2005-12-22
CIK 53669

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

JOHNSON CONTROLS, INC.
FORM 10-Q/A
March 31, 2005
REPORT INDEX

EXPLANATORY NOTE
This Form 10-Q/A (Amendment No. 2) is being filed to amend and restate the financial statements and certain disclosure items related to the deconsolidation of a North American joint venture in response to comments raised by the Staff of the Securities and Exchange Commission and to provide certain disclosure items related to guarantor financial information in the Form 10-Q for the three and six month periods ended March 31, 2005 (the “2005 Second Quarter Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 6, 2005, and amended on August 9, 2005 (the “2005 Second Quarter Form 10-Q/A”).
Revising the financial statements also requires Johnson Controls, Inc. (the Company) to restate certain information that is disclosed in the notes to the Consolidated Financial Statements, primarily Note 2 – Inventories, Note 5 – Research and Development, Note 9 – Goodwill and Other Intangible Assets, Note 11 – Segment Information and Note 12 – Income Taxes. In addition, the Company has added Note 15 – Deconsolidation of a Joint Venture (Restated) and Note 16 – Guarantor Financial Statements (Restated). Management’s Discussion and Analysis of Financial Condition and Results of Operations was also amended to reflect the revised financial statements.
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
This amendment presents the 2005 Second Quarter Form 10-Q/A, as amended, in its entirety, but does not modify or update the disclosure in the 2005 Second Quarter Form 10-Q/A in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2005 Second Quarter Form 10-Q on May 6, 2005.

Part I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, unaudited)

	Restated
	March 31,	September 30,	March 31,
	2005	2004	2004
ASSETS
Cash and cash equivalents	$244.9	$99.2	$169.8
Accounts receivable — net	4,201.9	3,815.9	3,459.4
Costs and earnings in excess of billings on uncompleted contracts	320.2	271.8	304.7
Inventories	889.7	858.3	783.7
Assets of discontinued operations	—	579.8	566.2
Other current assets	941.9	725.5	778.2

Current assets	6,598.6	6,350.5	6,062.0

Property, plant and equipment — net	3,384.4	3,333.9	3,010.0
Goodwill — net	3,674.4	3,566.2	3,166.6
Other intangible assets — net	286.7	290.9	263.8
Investments in partially-owned affiliates	423.4	447.6	576.8
Other noncurrent assets	847.3	769.3	784.6

Total assets	$15,214.8	$14,758.4	$13,863.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$382.4	$813.3	$657.6
Current portion of long-term debt	218.9	226.7	32.1
Accounts payable	3,604.6	3,425.3	3,298.8
Accrued compensation and benefits	674.1	592.4	520.1
Accrued income taxes	—	48.6	—
Billings in excess of costs and earnings on uncompleted contracts	233.2	197.2	205.2
Liabilities of discontinued operations	—	228.5	197.4
Other current liabilities	1,067.3	888.8	891.4

Current liabilities	6,180.5	6,420.8	5,802.6

Long-term debt	1,664.6	1,630.6	1,888.9
Postretirement health and other benefits	153.6	164.1	166.6
Minority interests in equity of subsidiaries	142.8	121.5	102.5
Other noncurrent liabilities	1,381.7	1,215.1	1,133.9
Shareholders’ equity	5,691.6	5,206.3	4,769.3

Total liabilities and shareholders’ equity	$15,214.8	$14,758.4	$13,863.8

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	Restated		Restated
	2005	2004	2005	2004
Net sales
Products and systems*	$6,088.6	$5,364.6	$11,902.4	$10,623.8
Services*	810.8	757.3	1,614.8	1,470.8

	6,899.4	6,121.9	13,517.2	12,094.6

Cost of sales
Products and systems	5,410.8	4,704.0	10,561.6	9,286.0
Services	661.2	629.1	1,322.8	1,209.5

	6,072.0	5,333.1	11,884.4	10,495.5

Gross profit	827.4	788.8	1,632.8	1,599.1

Selling, general and administrative expenses	574.5	568.6	1,160.6	1,150.0
Restructuring costs	210.0	82.4	210.0	82.4
Japanese pension gain	—	(84.4)	—	(84.4)

Operating income	42.9	222.2	262.2	451.1

Interest income	2.7	3.6	6.8	5.4
Interest expense	(30.4)	(26.7)	(61.0)	(53.8)
Equity income	18.4	23.0	39.7	46.1
Miscellaneous — net	(11.8)	(6.3)	(16.0)	(31.3)

Other income (expense)	(21.1)	(6.4)	(30.5)	(33.6)

Income from continuing operations before income taxes and minority interests	21.8	215.8	231.7	417.5

Income tax (benefit) provision	(38.0)	56.5	0.9	92.7
Minority interests in net earnings of subsidiaries	6.0	11.8	20.8	21.8

Income from continuing operations	53.8	147.5	210.0	303.0

Income from discontinued operations, net of income taxes	3.9	10.2	16.1	19.2
Gain on sale of discontinued operations, net of income taxes	144.8	—	144.8	—

Net income	$202.5	$157.7	$370.9	$322.2

Earnings available for common shareholders	$202.5	$157.7	$370.9	$320.4

Earnings per share from continuing operations
Basic	$0.28	$0.78	$1.10	$1.63

Diluted	$0.28	$0.77	$1.08	$1.57

Earnings per share
Basic	$1.06	$0.83	$1.94	$1.73

Diluted	$1.04	$0.82	$1.91	$1.67

*	Products and systems consist of Seating & Interiors products and systems, Battery Group products and Controls Group installed systems. Services are Controls Group technical and facility management services.
The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	Restated		Restated
	2005	2004	2005	2004
Operating Activities

Net income	$202.5	$157.7	$370.9	$322.2
Gain and income from discontinued operations	(148.7)	(10.2)	(160.9)	(19.2)

Income from continuing operations	53.8	147.5	210.0	303.0

Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation	155.5	136.5	307.3	270.9
Amortization of intangibles	5.6	4.5	11.5	9.4
Equity in earnings of partially-owned affiliates, net of dividends received	(6.8)	(22.7)	(27.7)	(25.2)
Minority interests in net earnings of subsidiaries	6.0	11.8	20.8	21.8
Deferred income taxes	(97.1)	47.0	(97.5)	54.2
Japanese pension settlement gain	—	(84.4)	—	(84.4)
Non cash restructuring costs	45.8	6.6	45.8	6.6
Other	(4.5)	(14.9)	(5.0)	(12.2)
Changes in working capital, excluding acquisitions and divestitures of businesses
Receivables	(460.1)	(266.8)	(266.0)	(77.9)
Inventories	9.5	(2.2)	2.6	15.5
Other current assets	(31.2)	(34.2)	(89.7)	(21.4)
Restructuring reserves	164.2	65.7	164.2	65.7
Accounts payable and accrued liabilities	410.4	316.6	149.4	(119.9)
Accrued income taxes	(74.6)	(5.0)	(64.9)	31.7
Billings in excess of costs and earnings on uncompleted contracts	16.4	(1.4)	31.5	12.2

Cash provided by operating activities of continuing operations	192.9	304.6	392.3	450.0

Investing Activities
Capital expenditures	(142.5)	(198.0)	(282.6)	(380.2)
Sale of property, plant and equipment	3.4	9.6	7.6	18.5
Acquisition of business, net of cash acquired	—	—	(33.1)	(36.6)
Proceeds from sale of discontinued operations	687.2	—	687.2	—
Recoverable customer engineering expenditures	(8.7)	5.4	(12.0)	(43.7)
Changes in long-term investments	35.8	(7.2)	28.1	(2.7)

Cash provided (used) by investing activities	575.2	(190.2)	395.2	(444.7)

Financing Activities
(Decrease) increase in short-term debt — net	(522.7)	(61.5)	(434.2)	515.4
Increase in long-term debt	10.1	67.1	13.5	117.0
Repayment of long-term debt	(21.6)	(106.7)	(98.3)	(530.6)
Payment of cash dividends	(92.1)	(79.9)	(95.7)	(85.3)
Other	18.0	23.2	30.1	38.0

Cash (used) provided by financing activities	(608.3)	(157.8)	(584.6)	54.5

Cash (used) provided by discontinued operations	(22.8)	0.2	(57.2)	26.1

Increase (decrease) in cash and cash equivalents	$137.0	($43.2)	$145.7	$85.9

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statements
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
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	March 31,	September 30,	March 31,
(in millions)	2005	2004	2004
Raw materials and supplies	$473.1	$460.9	$430.0
Work-in-process	143.7	136.7	115.6
Finished goods	301.1	288.5	264.8

FIFO inventories	917.9	886.1	810.4
LIFO reserve	(28.2)	(27.8)	(26.7)

Inventories	$889.7	$858.3	$783.7

3.	Discontinued Operations
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within Selling, general and administrative expenses. Such expenditures amounted to approximately $216 million and $241 million for the three months ended March 31, 2005 and 2004, respectively. Expenditures of approximately $433 million and $479 million were recorded for the six months ended March 31, 2005 and 2004, respectively. The lower spending related to research and development is due to the completion of expenditures associated with prior year launches.
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
The changes in the carrying amount of goodwill for the six month period ended September 30, 2004 and the six month period ended March 31, 2005 were as follows:

	Seating and	Seating and	Seating and
	Interiors	Interiors	Interiors	Battery	Controls
(in millions)	N. America	Europe	Asia	Group	Group	Total
Balance as of March 31, 2004	$1,176.3	$1,021.4	$220.1	$311.8	$437.0	$3,166.6
Goodwill from business acquisitions	—	—	—	458.0	—	458.0
Currency translation	0.4	(1.0)	(4.8)	(4.7)	(0.8)	(10.9)
Other	—	4.3	(30.0)	(19.9)	(1.9)	(47.5)

Balance as of September 30, 2004	1,176.7	1,024.7	185.3	745.2	434.3	3,566.2
Goodwill from business acquisitions	—	—	—	—	9.0	9.0
Currency translation	0.4	59.6	13.5	13.4	14.1	101.0
Other	—	—	—	(2.0)	0.2	(1.8)

Balance as of March 31, 2005	$1,177.1	$1,084.3	$198.8	$756.6	$457.6	$3,674.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	March 31, 2005			September 30, 2004			March 31, 2004
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$234.6	$(94.9)	$139.7	$224.5	$(85.0)	$139.5	$219.7	$(77.4)	$142.3
Unpatented technology	32.6	(6.0)	26.6	31.7	(4.9)	26.8	31.8	(3.8)	28.0
Customer relationships	80.3	(6.8)	73.5	83.9	(5.6)	78.3	72.6	(4.2)	68.4
Miscellaneous	10.1	(7.8)	2.3	10.5	(7.3)	3.2	10.5	(6.7)	3.8

Total amortized intangible assets	357.6	(115.5)	242.1	350.6	(102.8)	247.8	334.6	(92.1)	242.5
Unamortized intangible assets
Trademarks	38.4	—	38.4	37.1	—	37.1	12.4	—	12.4
Pension asset	6.2	—	6.2	6.0	—	6.0	8.9	—	8.9

Total unamortized intangible assets	44.6	—	44.6	43.1	—	43.1	21.3	—	21.3

Total intangible assets	$402.2	$(115.5)	$286.7	$393.7	$(102.8)	$290.9	$355.9	$(92.1)	$263.8

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
In response to comments raised by the Staff of the Securities and Exchange Commission, the Company is revising its segment disclosure. Revising the segment disclosure also requires the Company to update additional information that is disclosed based on the Company’s reportable segments in other notes to the Consolidated Financial Statements, primarily Note 9 – Goodwill and Other Intangible Assets. In addition, Note 12 – Income Taxes, Note 13 – Restructuring Costs and Note 17 – Contingencies, were amended to address additional comments from the Staff of the Securities and Exchange Commission.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Management’s evaluation of the performance of the Company’s reportable segments excludes discontinued operations, significant restructuring costs and other significant non-recurring gains or losses. Financial information relating to the Company’s reportable segments were as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(in millions)	2005	2004	2005	2004
Net Sales
Controls Group	$1,432.5	$1,315.6	$2,809.8	$2,571.9
Seating & Interiors — North America	2,137.0	2,023.8	4,194.5	4,125.7
Seating & Interiors — Europe	2,282.4	1,993.2	4,433.7	3,776.7
Seating & Interiors — Asia	367.9	272.6	679.4	514.8
Battery Group	679.6	516.7	1,399.8	1,105.5

Total	$6,899.4	$6,121.9	$13,517.2	$12,094.6

Operating Income
Controls Group (1)	$50.8	$43.0	$86.2	$91.5
Seating & Interiors — North America (2)	68.6	106.4	127.0	216.7
Seating & Interiors — Europe (3)	58.9	17.9	84.2	13.6
Seating & Interiors — Asia (4)	8.3	7.2	15.4	10.8
Battery Group (5)	66.3	45.7	159.4	116.5

Total	252.9	220.2	472.2	449.1

Restructuring costs	(210.0)	(82.4)	(210.0)	(82.4)
Japanese pension gain	—	84.4	—	84.4

Consolidated Operating Income	$42.9	$222.2	$262.2	$451.1

(1)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the three and six months ended March 31, 2005 and 2004, respectively.

(2)	Seating & Interiors – North America operating income excludes $11.9 and $5.1 million of restructuring costs for the three and six months ended March 31, 2005 and 2004, respectively.

(3)	Seating & Interiors – Europe operating income excludes $129.6 and $51.1 million of restructuring costs for the three and six months ended March 31, 2005 and 2004, respectively.

(4)	Seating & Interiors – Asia operating income excludes $0.4 million of restructuring costs for the three and six months ended March 31, 2005 and a pension gain of $84.4 million for the three and six months ended March 31, 2004.

(5)	Battery Group operating income excludes $16.8 and $12.9 million of restructuring costs for the three and six months ended March 31, 2005 and 2004, respectively.
12. Income Taxes
The Company’s estimated annualized base effective income tax rate for continuing and discontinued operations for the three months ended March 31, 2005, declined to 25.2% from 27.1% for the prior year period due to continuing global tax planning initiatives. The current quarter base effective tax rate benefited from a $69 million tax benefit due to a change in tax status of a German subsidiary, partially offset by an increase in the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The Company’s estimated base effective tax rate for the six months ended March 31, 2005, further benefited from an additional $11.5 million tax benefit due to a change

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
in tax status of a French subsidiary. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the German and French entities from controlled foreign corporations (i.e. taxable entities) to branches (i.e. flow through entities similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The prior year six month period ended March 31, 2004 benefited from a $17 million favorable tax settlement related to prior periods.
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
13. Restructuring Costs
In the second quarter of fiscal year 2005, the Company executed a restructuring plan (2005 Plan) involving cost structure reduction actions and recorded a $210 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These restructuring charges include workforce reductions of approximately 3,100 employees within the Seating & Interiors and the Battery Groups, and 800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
employees in the Controls Group. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. In addition, the 2005 Plan includes eight plant closures within the Seating & Interiors and the Battery Groups, and four plant closures within the Controls Group. The write downs of the long-lived assets associated with the plant closures were determined using a discounted cash flow analysis. The Seating & Interiors and the Battery Groups actions are primarily concentrated in Europe, while the Controls Group restructuring actions involve activities in both North America and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities are expected to be completed within one year.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. Deconsolidation of a Joint Venture (Restated)
On April 1, 2005, the Company deconsolidated a North American Seating & Interiors joint venture as it was determined the Company no longer had effective control over the venture’s operating activities. Subsequent to April 1, 2005, the Company determined that based on SFAS 94, “Consolidation of All Majority-Owned Subsidiaries,” the joint venture should not have been consolidated in prior periods. As such, the Company’s financial statements have been restated to account for the joint venture on an equity basis in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock” for all periods prior to April 1, 2005. Due to this deconsolidation, the Company has also revised the previously reported amounts in Note 2 — Inventories, Note 5 — Research and development, Note 9 — Goodwill and other intangible assets, Note 11 — Segment information and Note 12 — Income taxes.
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

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	March 31, 2005		March 31, 2004		March 31, 2005		March 31, 2004
(In millions)	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
Consolidated Statement of Income
Net sales	$7,100.6	$6,899.4	$6,306.5	$6,121.9	$13,921.0	$13,517.2	$12,448.8	$12,094.6
Operating income	60.0	42.9	244.6	222.2	298.2	262.2	492.1	451.1
Equity income	12.5	18.4	16.3	23.0	28.3	39.7	34.1	46.1
Minority interests in net earnings of subsidiaries	12.1	6.0	18.7	11.8	33.1	20.8	34.2	21.8
Consolidated Statement of Financial Position
Investments in partially-owned affiliates	278.2	423.4	450.6	576.8
Minority interests in equity of subsidiaries	289.7	142.8	242.5	102.5
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
whether at stated maturity, by acceleration, or otherwise. The guarantees did not have a stated maturity; however, the guarantees were rescinded in November 2005 and replaced with alternative intercompany arrangements. The guarantees covered the majority of the Parent’s short-term and long-term debt, as follows:

	March 31,	September 30,	March 31,
(In millions)	2005	2004	2004
Short-term debt	$382.4	$813.3	$657.6
Less bank borrowings not subject to guarantees	(123.4)	(96.3)	(121.7)

Total short-term debt of Parent subject to guarantees	$259.0	$717.0	$535.9

Long-term debt	$1,883.5	$1,857.3	$1,921.0
Less debt not subject to guarantees:
Industrial revenue bonds	—	(9.7)	(19.5)
Capital lease obligations	(107.5)	(89.0)	(91.5)
Euro denominated debt	(154.8)	(142.2)	(130.4)
Yen denominated debt	(0.9)	—	(0.9)
Other long-term debt	(47.1)	(39.9)	(48.5)

Total debt subject to guarantees	1,573.2	1,576.5	1,630.2
Less current portion of Parent subject to guarantees	(200.0)	(200.0)	—

Total long-term debt of Parent subject to guarantees	$1,373.2	$1,376.5	$1,630.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2005
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents (1)	$23.6	($293.6)	$514.9	$—	$244.9
Accounts receivable — net	346.5	822.5	3,032.9	—	4,201.9
Costs and earnings in excess of billings on uncompleted contracts	139.2	—	181.0	—	320.2
Inventories	12.6	216.8	660.3	—	889.7
Other current assets	98.1	210.2	633.6	—	941.9

Current assets	620.0	955.9	5,022.7	—	6,598.6
Property, plant & equipment — net	185.8	930.5	2,268.1	—	3,384.4
Goodwill — net	71.6	1,087.5	2,515.3	—	3,674.4
Other intangible assets — net	15.6	47.0	224.1	—	286.7
Investments in partially-owned affiliates	9.4	56.4	357.6	—	423.4
Investments in subsidiaries (2)	7,161.2	4,826.1	9,578.3	(21,565.6)	—
Other noncurrent assets	201.8	124.0	521.5	—	847.3

Total assets	$8,265.4	$8,027.4	$20,487.6	($21,565.6)	$15,214.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$259.0	$—	$123.4	$—	$382.4
Current portion of long-term debt	200.0	1.3	17.6	—	218.9
Accounts payable	217.7	767.9	2,619.0	—	3,604.6
Accrued compensation and benefits	128.4	92.4	453.3	—	674.1
Accrued income taxes	(331.8)	29.1	302.7	—	—
Billings in excess of costs and earnings on uncompleted contracts	126.1	—	107.1	—	233.2
Other current liabilities	96.4	152.8	818.1	—	1,067.3

Current liabilties	695.8	1,043.5	4,441.2	—	6,180.5

Long-term debt	1,373.2	41.6	249.8	—	1,664.6
Postretirement health and other benefits	65.9	86.0	1.7	—	153.6
Minority interests in equity of subsidiaries	(0.1)	—	142.9	—	142.8
Other noncurrent liabilities	439.0	(194.2)	1,136.9	—	1,381.7
Shareholders’ equity	5,691.6	7,050.5	14,515.1	(21,565.6)	5,691.6

Total liabilities and shareholders’ equity	$8,265.4	$8,027.4	$20,487.6	($21,565.6)	$15,214.8

(1)	Negative cash balances at the Guarantors reflect the balance in a worldwide cash pooling arrangement.

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents (1)	$375.9	($101.0)	($175.7)	$—	$99.2
Accounts receivable — net	345.6	738.1	2,732.2	—	3,815.9
Costs and earnings in excess of billings on uncompleted contracts	120.2	—	151.6	—	271.8
Inventories	9.0	249.4	599.9	—	858.3
Assets of discontinued operations	—	—	579.8	—	579.8
Other current assets	104.4	151.8	469.3	—	725.5

Current assets	955.1	1,038.3	4,357.1	—	6,350.5

Property, plant & equipment — net	183.8	927.2	2,222.9	—	3,333.9
Goodwill — net	158.2	1,079.6	2,328.4	—	3,566.2
Other intangible assets — net	16.6	50.6	223.7	—	290.9
Investments in partially-owned affiliates	8.9	70.0	368.7	—	447.6
Investments in subsidiaries (2)	6,954.8	4,505.0	7,778.5	(19,238.3)	—
Other noncurrent assets	198.3	84.1	486.9	—	769.3

Total assets	$8,475.7	$7,754.8	$17,766.2	($19,238.3)	$14,758.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$717.0	$—	$96.3	$—	$813.3
Current portion of long-term debt	200.0	10.8	15.9	—	226.7
Accounts payable	237.5	681.6	2,506.2	—	3,425.3
Accrued compensation and benefits	94.8	86.8	410.8	—	592.4
Accrued income taxes	(139.5)	(66.3)	254.4	—	48.6
Billings in excess of costs and earnings on uncompleted contracts	106.9	—	90.3	—	197.2
Liabilities of discontinued operations	—	—	228.5	—	228.5
Other current liabilities	102.5	177.7	608.6	—	888.8

Current liabilties	1,319.2	890.6	4,211.0	—	6,420.8

Long-term debt	1,376.5	26.8	227.3	—	1,630.6
Postretirement health and other benefits	81.0	78.4	4.7	—	164.1
Minority interests in equity of subsidiaries	—	—	121.5	—	121.5
Other noncurrent liabilities	492.7	(116.0)	838.4	—	1,215.1
Shareholders’ equity	5,206.3	6,875.0	12,363.3	(19,238.3)	5,206.3

Total liabilities and shareholders’ equity	$8,475.7	$7,754.8	$17,766.2	($19,238.3)	$14,758.4

(1)	Negative cash balances at the Guarantors and Non-Guarantors reflect the balance in a worldwide cash pooling arrangement.

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents (1)	($57.2)	$10.0	$217.0	$—	$169.8
Accounts receivable — net	321.4	698.3	2,439.7	—	3,459.4
Costs and earnings in excess of billings on uncompleted contracts	119.6	—	185.1	—	304.7
Inventories	11.9	246.6	525.2	—	783.7
Assets of discontinued operations	—	—	566.2	—	566.2
Other current assets	94.4	170.6	513.2	—	778.2

Current assets	490.1	1,125.5	4,446.4	—	6,062.0

Property, plant & equipment — net	186.6	892.1	1,931.3	—	3,010.0
Goodwill — net	112.2	1,079.6	1,974.8	—	3,166.6
Other intangible assets — net	12.9	54.3	196.6	—	263.8
Investments in partially-owned affiliates	29.9	170.6	376.3	—	576.8
Investments in subsidiaries (2)	6,744.9	3,805.9	4,006.3	(14,557.1)	—
Other noncurrent assets	217.1	75.4	492.1	—	784.6

Total assets	$7,793.7	$7,203.4	$13,423.8	($14,557.1)	$13,863.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$535.9	$—	$121.7	$—	$657.6
Current portion of long-term debt	—	20.8	11.3	—	32.1
Accounts payable	195.7	753.0	2,350.1	—	3,298.8
Accrued compensation and benefits	73.9	92.4	353.8	—	520.1
Accrued income taxes	(103.6)	(2.9)	106.5	—	—
Billings in excess of costs and earnings on uncompleted contracts	114.5	—	90.7	—	205.2
Liabilities of discontinued operations	—	—	197.4	—	197.4
Other current liabilities	95.2	119.8	676.4	—	891.4

Current liabilties	911.6	983.1	3,907.9	—	5,802.6

Long-term debt	1,630.2	27.5	231.2	—	1,888.9
Postretirement health and other benefits	77.2	86.3	3.1	—	166.6
Minority interests in equity of subsidiaries	—	2.0	100.5	—	102.5
Other noncurrent liabilities	405.4	(203.2)	931.7	—	1,133.9
Shareholders’ equity	4,769.3	6,307.7	8,249.4	(14,557.1)	4,769.3

Total liabilities and shareholders’ equity	$7,793.7	$7,203.4	$13,423.8	($14,557.1)	$13,863.8

(1)	Negative cash balances at the Parent reflect the balance in a worldwide cash pooling arrangement.

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31, 2005
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$644.0	$1,605.2	$6,433.3	($1,783.1)	$6,899.4
Cost of sales	472.6	1,412.7	5,969.8	(1,783.1)	6,072.0

Gross profit	171.4	192.5	463.5	—	827.4

Selling, general and administrative expenses	189.3	96.2	289.0	—	574.5
Restructuring costs	15.1	11.4	183.5	—	210.0

Operating income	(33.0)	84.9	(9.0)	—	42.9

Interest income	0.2	—	2.5	—	2.7
Interest expense	(16.5)	(1.5)	(12.4)	—	(30.4)
Equity income	—	2.8	15.6	—	18.4
Miscellaneous — net (1)	13.3	(95.8)	70.7	—	(11.8)

Other (expense) income	(3.0)	(94.5)	76.4	—	(21.1)

Income from continuing operations before income taxes, minority interests and equity in net earnings of subsidiaries	(36.0)	(9.6)	67.4	—	21.8

Income tax (benefit) provision	(99.7)	(2.4)	64.1	—	(38.0)
Minority interests in net earnings of subsidiaries	—	—	6.0	—	6.0
Equity in net earnings of subsidiaries	138.8	79.8	—	(218.6)	—

Income from continuing operations	202.5	72.6	(2.7)	(218.6)	53.8

Income from discontinued operations, net of income taxes	—	—	3.9	—	3.9
Gain on sale of discontinued operations, net of income taxes.	—	—	144.8	—	144.8

Net income	$202.5	$72.6	$146.0	($218.6)	$202.5

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

	Three Months Ended March 31, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$610.2	$1,503.4	$5,139.4	($1,131.1)	$6,121.9
Cost of sales	461.0	1,256.9	4,746.3	(1,131.1)	5,333.1

Gross profit	149.2	246.5	393.1	—	788.8

Selling, general and administrative expenses	145.3	137.6	285.7	—	568.6
Restructuring costs	6.4	2.1	73.9	—	82.4
Japanese pension gain	—	—	(84.4)	—	(84.4)

Operating income	(2.5)	106.8	117.9	—	222.2

Interest income	0.9	0.1	2.6	—	3.6
Interest expense	(21.2)	—	(5.5)	—	(26.7)
Equity (loss) income	—	(2.2)	25.2	—	23.0
Miscellaneous — net (1)	17.0	(269.4)	246.1	—	(6.3)

Other income (expense)	(3.3)	(271.5)	268.4	—	(6.4)

Income from continuing operations before income taxes, minority interests and equity in net earnings of subsidiaries	(5.8)	(164.7)	386.3	—	215.8

Income tax provision (benefit)	(5.1)	(55.5)	117.1	—	56.5
Minority interests in net earnings of subsidiaries	—	—	11.8	—	11.8
Equity in net earnings of subsidiaries	158.4	241.8	—	(400.2)

Income from continuing operations	157.7	132.6	257.4	(400.2)	147.5
Income from discontinued operations, net of income taxes	—	—	10.2	—	10.2
Gain on sale of discontinued operations, net of income taxes.	—	—	—	—	—

Net Income	$157.7	$132.6	$267.6	($400.2)	$157.7

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended March 31, 2005
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$1,234.4	$3,210.6	$12,032.0	($2,959.8)	$13,517.2
Cost of sales	917.2	2,791.3	11,135.7	(2,959.8)	11,884.4

Gross profit	317.2	419.3	896.3	—	1,632.8

Selling, general and administrative expenses	346.1	216.7	597.8	—	1,160.6
Restructuring costs	15.1	11.4	183.5	—	210.0

Operating income	(44.0)	191.2	115.0	—	262.2

Interest income	0.3	—	6.5	—	6.8
Interest expense	(36.8)	(2.2)	(22.0)	—	(61.0)
Equity income	0.1	6.4	33.2	—	39.7
Miscellaneous — net (1)	28.8	(171.5)	126.7	—	(16.0)

Other (expense) income	(7.6)	(167.3)	144.4	—	(30.5)

Income from continuing operations before income taxes, minority interests and equity in net earnings of subsidiaries	(51.6)	23.9	259.4	—	231.7

Income tax (benefit) provision	(121.1)	5.9	116.1	—	0.9
Minority interests in net earnings of subsidiaries	—	—	20.8	—	20.8
Equity in net earnings of subsidiaries	301.4	91.0	—	(392.4)	—

Income from continuing operations	370.9	109.0	122.5	(392.4)	210.0
Income from discontinued operations, net of income taxes	—	—	16.1	—	16.1
Gain on sale of discontinued operations, net of income taxes.	—	—	144.8	—	144.8

Net Income	$370.9	$109.0	$283.4	($392.4)	$370.9

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

	Six Months Ended March 31, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$1,206.4	$3,242.1	$9,781.8	($2,135.7)	$12,094.6
Cost of sales	893.2	2,702.4	9,035.6	(2,135.7)	10,495.5

Gross profit	313.2	539.7	746.2	—	1,599.1

Selling, general and administrative expenses	304.0	267.8	578.2	—	1,150.0
Restructuring costs	6.4	2.1	73.9	—	82.4
Japanese pension gain	—	—	(84.4)	—	(84.4)

Operating income	2.8	269.8	178.5	—	451.1

Interest income	0.9	0.1	4.4	—	5.4
Interest expense	(45.0)	—	(8.8)	—	(53.8)
Equity (loss) income	—	(4.9)	51.0	—	46.1
Miscellaneous — net (1)	24.5	(339.2)	283.4	—	(31.3)

Other (expense) income	(19.6)	(344.0)	330.0	—	(33.6)

Income from continuing operations before income taxes, minority interests and equity in net earnings of subsidiaries	(16.8)	(74.2)	508.5	—	417.5

Income tax (benefit) provision	(31.8)	(25.0)	149.5	—	92.7
Minority interests in net earnings of subsidiaries	—	—	21.8	—	21.8
Equity in net earnings of subsidiaries	307.2	254.7	—	(561.9)	—

Income from continuing operations	322.2	205.5	337.2	(561.9)	303.0
Income from discontinued operations, net of income taxes	—	—	19.2	—	19.2
Gain on sale of discontinued operations, net of income taxes.	—	—	—	—	—

Net Income	$322.2	$205.5	$356.4	($561.9)	$322.2

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31, 2005
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided (used) by operating activities of continuing operations	$40.1	($49.2)	$202.0	$—	$192.9

Investing Activities:
Capital expenditures	(10.1)	(55.5)	(76.9)	—	(142.5)
Sale of property, plant and equipment	—	0.1	3.3	—	3.4
Proceeds from sale of discontinued operations	—	—	687.2	—	687.2
Recoverable customer engineering expenditures	—	—	(8.7)	—	(8.7)
Changes in long-term investments	(2.8)	—	38.6	—	35.8

Cash (used) provided by investing activities	(12.9)	(55.4)	643.5	—	575.2

Financing Activities:
(Decrease) increase in short-term debt — net	(531.0)	—	8.3	—	(522.7)
Increase in long-term debt	—	—	10.1	—	10.1
Repayment on long-term debt	(12.0)	—	(9.6)	—	(21.6)
Change in intercompany accounts	229.6	31.4	(261.0)	—	—
Payment of cash dividends	(92.1)	—	—	—	(92.1)
Other — net	13.0	—	5.0	—	18.0

Cash (used) provided by financing activities	(392.5)	31.4	(247.2)	—	(608.3)
Cash used by discontinued operations	—	—	(22.8)	—	(22.8)

(Decrease) increase in cash and cash equivalents	($365.3)	($73.2)	$575.5	$—	$137.0

	Three Months Ended March 31, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided (used) by operating activities of continuing operations	$101.1	($377.6)	$581.1	$—	$304.6

Investing Activities:
Capital expenditures	(12.9)	(65.2)	(119.9)	—	(198.0)
Sale of property, plant and equipment	—	2.2	7.4	—	9.6
Recoverable customer engineering expenditures	—	—	5.4	—	5.4
Changes in long-term investments	(2.1)	(2.4)	(2.7)	—	(7.2)

Cash used by investing activities	(15.0)	(65.4)	(109.8)	—	(190.2)

Financing Activities:
(Decrease) increase in short-term debt — net	(63.0)	—	1.5	—	(61.5)
Increase in long-term debt	—	—	67.1	—	67.1
Repayment on long-term debt	(63.2)	(2.3)	(41.2)	—	(106.7)
Change in intercompany accounts	69.8	358.7	(428.5)	—	—
Payment of cash dividends	(79.9)	—	—	—	(79.9)
Other — net	22.2	—	1.0	—	23.2

Cash (used) provided by financing activities	(114.1)	356.4	(400.1)	—	(157.8)
Cash provided by discontinued operations	—	—	0.2	—	0.2

(Decrease) increase in cash and cash equivalents	($28.0)	($86.6)	$71.4	$—	($43.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended March 31, 2005
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by operating activities of continuing operations	$144.9	$217.4	$30.0	$—	$392.3

Investing Activities:
Capital expenditures	(17.3)	(96.6)	(168.7)	—	(282.6)
Sale of property, plant and equipment	—	0.1	7.5	—	7.6
Acquisition of businesses, net of cash acquired	—	—	(33.1)	—	(33.1)
Recoverable customer engineering expenditures	—	—	(12.0)	—	(12.0)
Proceeds from sale of discontinued operations	—	—	687.2	—	687.2
Changes in long-term investments	(0.5)	—	28.6	—	28.1

Cash (used) provided by investing activities	(17.8)	(96.5)	509.5	—	395.2

Financing Activities:
(Decrease) increase in short-term debt — net	(458.0)	—	23.8	—	(434.2)
Increase in long-term debt	—	—	13.5	—	13.5
Repayment on long-term debt	(72.4)	(9.5)	(16.4)	—	(98.3)
Change in intercompany accounts	106.7	(304.0)	197.3	—	—
Payment of cash dividends	(95.7)	—	—	—	(95.7)
Other — net	40.0	—	(9.9)	—	30.1

Cash (used) provided by financing activities	(479.4)	(313.5)	208.3	—	(584.6)
Cash used by discontinued operations	—	—	(57.2)	—	(57.2)

(Decrease) increase in cash and cash equivalents	($352.3)	($192.6)	$690.6	$—	$145.7

	Six Months Ended March 31, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used) provided by operating activities of continuing operations	($247.1)	($187.8)	$884.9	$—	$450.0

Investing Activities:
Capital expenditures	(23.4)	(115.6)	(241.2)	—	(380.2)
Sale of property, plant and equipment	—	2.2	16.3	—	18.5
Acquisition of businesses, net of cash acquired	—	—	(36.6)	—	(36.6)
Recoverable customer engineering expenditures	—	—	(43.7)	—	(43.7)
Changes in long-term investments	(2.8)	(4.9)	5.0	—	(2.7)

Cash used by investing activities	(26.2)	(118.3)	(300.2)	—	(444.7)

Financing Activities:
Increase in short-term debt — net	472.2	—	43.2	—	515.4
Increase in long-term debt	—	—	117.0	—	117.0
Repayment on long-term debt	(464.7)	(2.3)	(63.6)	—	(530.6)
Change in intercompany accounts	223.7	319.8	(543.5)	—	—
Payment of cash dividends	(85.3)	—	—	—	(85.3)
Other — net	39.9	—	(1.9)	—	38.0

Cash provided (used) by financing activities	185.8	317.5	(448.8)	—	54.5
Cash provided by discontinued operations	—	—	26.1	—	26.1

(Decrease) increase in cash and cash equivalents	($87.5)	$11.4	$162.0	$—	$85.9

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
As discussed in Notes 11, 15 and 16 to the condensed consolidated financial statements, the Company has restated its fiscal 2005 and 2004 consolidated interim financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 6, 2005, except for Note 11, as to which the date is August 9, 2005, and
   Notes 15 and 16, as to which the date is December 22, 2005

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
Prior year results of operations, financial position and cash flows noted in the following discussion have been restated to reflect the current year’s presentation of the engine electronics business and World Services as discontinued operations and the North American Seating & Interiors joint venture as an investment in a partially-owned affiliate.
The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the September 30, 2004 consolidated financial statements and notes thereto, along with the MD&A included in the Company’s Amended 2004 Annual Report on Form 10-K/A.

Comparison of Operating Results for the Three Month Periods ended March 31, 2005 and 2004
Sales
The Company’s net sales for the three month periods ended March 31, 2005 and 2004 were as follows:

	Restated		%
(in millions)	2005	2004	change
Controls Group	$1,432.5	$1,315.6	9%
Seating & Interiors — North America	2,137.0	2,023.8	6%
Seating & Interiors — Europe	2,282.4	1,993.2	15%
Seating & Interiors — Asia	367.9	272.6	35%
Battery Group	679.6	516.7	32%

Total	$6,899.4	$6,121.9	13%

Consolidated net sales in the second quarter of fiscal 2005 were $6.9 billion, increasing 13% above the prior year period sales of $6.1 billion. Growth was achieved by all segments.
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
Seating & Interiors – North America
Seating & Interiors – North America sales in the second quarter of fiscal 2005 increased 6% to $2.1 billion in the current year versus the prior year period of $2.0 billion due primarily to new business awards and a favorable mix of vehicle sales compared to the estimated 1% decrease in the industry’s domestic vehicle production.
Seating & Interiors — Europe
Seating & Interiors – Europe sales in the second quarter of fiscal 2005 increased 15% to $2.3 billion in the current year compared to the prior year of $2.0 billion. Excluding the impact of currency translation, European sales were up 9%. The growth was primarily attributable to new contract awards in the current year. This increase was favorable to the estimated slight decrease in the European industry vehicle production.

Seating & Interiors – Asia
Seating & Interiors – Asia sales increased 35% in comparison to the prior year, due to higher volumes across all regions and the favorable impact of currency translation. Excluding the impact of currency translation, Asian sales were up 32% versus the prior year.
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
Operating Income
The Company’s operating income for the three month periods ended March 31, 2005 and 2004 was as follows:

	Restated		%
(in millions)	2005	2004	change
Controls Group (1)	$50.8	$43.0	18%
Seating & Interiors — North America (2)	68.6	106.4	-36%
Seating & Interiors — Europe (3)	58.9	17.9	229%
Seating & Interiors — Asia (4)	8.3	7.2	15%
Battery Group (5)	66.3	45.7	45%

Total	$252.9	$220.2	15%

Restructuring costs	(210.0)	(82.4)
Japanese pension gain	—	84.4

Consolidated operating income	$42.9	$222.2

(1)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the three months ended March 31, 2005 and 2004, respectively.

(2)	Seating & Interiors – North America operating income excludes $11.9 and $5.1 million of restructuring costs for the three months ended March 31, 2005 and 2004, respectively.

(3)	Seating & Interiors – Europe operating income excludes $129.6 and $51.1 million of restructuring costs for the three months ended March 31, 2005 and 2004, respectively.

(4)	Seating & Interiors – Asia operating income excludes $0.4 million of restructuring costs for the three months ended March 31, 2005 and a pension gain of $84.4 million for the three months ended March 31, 2004.

(5)	Battery Group operating income excludes $16.8 and $12.9 million of restructuring costs for the three months ended March 31, 2005 and 2004, respectively.
Consolidated operating income for the first quarter of fiscal 2005 was $43 million, down from the prior year’s operating income of $222 million. Impacting the current quarter’s operating income was $210 million of restructuring costs. The prior year period included $82 million of restructuring costs and an $84 million Japanese pension gain. Excluding the restructuring costs and the Japanese pension gain, consolidated operating income was $253 million up 15% from the prior year amount of $220 million.

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
Seating & Interiors – North America
Seating & Interiors – North America operating income was $69 million (excluding $12 million of restructuring costs), compared to the prior period operating income of $106 million (excluding $5 million of restructuring costs). The decrease was primarily due to continued price reductions, material cost increases, and unfavorable mix compared to industry production, partially offset by operational cost savings and lower engineering expenses.
Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $30 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
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
Seating & Interiors — Europe
Seating & Interiors – Europe operating income was $59 million (excluding $130 million of restructuring costs), compared to the prior period operating income of $18 million (excluding $51 million of restructuring costs). The $41 million increase ($36 million increase excluding the positive effects of foreign currency translation) was due to increased volumes of higher margin interior systems and improved launch execution and reduced engineering expense, partially offset by price reductions and commodity cost increases. The current period also benefited from a lower number of new vehicle launches compared to the prior year.
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
Seating & Interiors – Asia
Seating & Interiors – Asia operating income in the second quarter of fiscal 2005 increased $1 million to $8 million from $7 million for the prior period. The increase was primarily due to higher sales mix of mature vehicle programs and currency translation.
Battery Group
Automotive battery operating income increased $21 million to $66 million, a 45% increase compared to the second quarter of the prior year. The increase was primarily due to the acquisition of the remaining interest in the Company’s Latin American battery joint venture in the fourth quarter of fiscal 2004, which added $7 million of operating income in the period, offset by higher commodity costs of approximately $7 million. Higher unit volume and the benefits of European integration activities also contributed to the increased operating income experienced by the segment.
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
Other Income/Expense
Net interest expense increased from the prior year period primarily as a result of higher interest rates in the current period. Equity income for the three months ended March 31, 2005 decreased approximately $5 million compared to the prior year period primarily due to lower earnings at certain Seating & Interiors joint ventures in China. Miscellaneous – net expense in the current quarter increased approximately $6 million from the prior year period as a result of foreign currency losses in the current period compared to foreign currency gains in the prior period.

Provision for Income Taxes
The Company’s estimated base effective income tax rate for continuing and discontinued operations for the three month period ended March 31, 2005 declined to 25.2% from 27.1% for the prior year due to continuing global tax planning initiatives. The Company benefited in the current quarter from a $69 million tax benefit due to a change in tax status of a German subsidiary, partially offset by an increase in the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries (primarily German and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the German subsidiary for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of this investment. This election changed the tax status of the German entity from a controlled foreign corporation (i.e. taxable entity) to a branch (i.e. flow through entity similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The estimated annualized effective tax rate for income from discontinued operations was 39% and 35.4% for World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.
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

Comparison of Operating Results for the Six Month Periods ended March 31, 2005 and March 31, 2004
Sales
The Company’s consolidated net sales for the six month periods ended March 31, 2005 and 2004 were as follows:

	Restated		%
(in millions)	2005	2004	change
Controls Group	$2,809.8	$2,571.9	9%
Seating & Interiors — North America	4,194.5	4,125.7	2%
Seating & Interiors — Europe	4,433.7	3,776.7	17%
Seating & Interiors — Asia	679.4	514.8	32%
Battery Group	1,399.8	1,105.5	27%

Total	$13,517.2	$12,094.6	12%

Consolidated net sales in the first six months of the current year reached $13.5 billion, 12% higher than the prior year’s $12.1 billion. Excluding the impact of currency translation, current year sales grew 9% over the prior year.
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
Seating & Interiors – North America
Seating & Interiors – North America sales increased 2% above the prior year, despite the decline in domestic vehicle production in the period. The slight increase reflects new business and involvement in platforms where demand year-over-year was above the industry average.
Seating & Interiors — Europe
Seating & Interiors– Europe sales increased 17% above the prior year amount of $3.8 billion. Excluding the impact of currency translation, European segment sales for the six months ended March 31, 2005 grew 10% above the prior year period. Despite the slight decrease in the European light vehicle production during the first half of fiscal 2005, sales increased 10% due primarily to new contract awards.
Seating & Interiors — Asia
Seating & Interiors – Asia sales increased 32% percent to $679 million from the prior years $515 million. The increase in sales is due to higher volumes across all major regions and the favorable impact of foreign currency translation.
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
Operating Income
The Company’s operating income for the six month periods ended March 31, 2005 and 2004 was as follows:

	Restated		%
(in millions)	2005	2004	change
Controls Group (1)	$86.2	$91.5	-6%
Seating & Interiors — North America (2)	127.0	216.7	-41%
Seating & Interiors — Europe (3)	84.2	13.6	*
Seating & Interiors — Asia (4)	15.4	10.8	43%
Battery Group (5)	159.4	116.5	37%

Total	$472.2	$449.1	5%

Restructuring costs	(210.0)	(82.4)
Japanese pension gain	—	84.4

Consolidated operating income	$262.2	$451.1

*	Metric not meaningful.

(1)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the six months ended March 31, 2005 and 2004, respectively.

(2)	Seating & Interiors – North America operating income excludes $11.9 and $5.1 million of restructuring costs for the six months ended March 31, 2005 and 2004, respectively.

(3)	Seating & Interiors – Europe operating income excludes $129.6 and $51.1 million of restructuring costs for the six months ended March 31, 2005 and 2004, respectively.

(4)	Seating & Interiors – Asia operating income excludes $0.4 million of restructuring costs for the six months ended March 31, 2005 and a pension gain of $84.4 million for the six months ended March 31, 2004.

(5)	Battery Group operating income excludes $16.8 and $12.9 million of restructuring costs for the six months ended March 31, 2005 and 2004, respectively.
Consolidated operating income for the first six months of fiscal 2005 was $262 million, down from the prior year’s $451 million. Included in the current six month period’s operating income was $210 million of restructuring costs, compared to the prior year six month period which included $82 million of restructuring costs and an $84 million Japanese pension gain.
Controls Group
Controls Group operating income was $86 million (excluding $51 million of restructuring costs) for the first six months of fiscal 2005, down $6 million from the prior period operating income of $92 million (excluding $13 million of restructuring costs). The decrease was due to North American SG&A expenses, which were partially offset by higher gross profits in both North America and Europe. North American gross profit increased primarily due to strong growth in systems and technical services business compared to the growth in lower margin facility management sales and realization of benefits from operational and process efficiency improvements within the branch network. European gross profits were also higher due to cost reductions and higher facility management sales. Higher SG&A expenses in North America were primarily due to an acquisition in the first quarter of fiscal year 2005, which added approximately $16 million in expense.
Seating & Interiors – North America
Seating & Interiors – North America operating income was $127 million (excluding $12 million of restructuring costs), compared to the prior period operating income of $217 million (excluding $5 million of restructuring costs). The decrease of $90 million was primarily due to continued price reductions, material cost increases, and unfavorable mix compared to industry production, partially offset by operational cost savings and lower engineering expenses.
Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $74 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
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

Seating & Interiors — Europe
Seating & Interiors – Europe operating income was $84 million (excluding $130 million of restructuring costs), compared to the prior period operating income of $14 million (excluding $51 million of restructuring costs) due to increased volumes of higher margin interior systems, improved launch efficiencies, fewer overall launches, and operational improvements that more than offset the price and commodity pressures. Excluding the positive effects of currency translation, operating income increased $64 million.
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
Seating & Interiors – Asia
Seating & Interiors – Asia operating income increased 43 percent in comparison to the prior year, due to higher volumes across all regions and the favorable impact of currency translation.
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
Provision for Income Taxes
The Company’s estimated base effective income tax rate for continuing and discontinued operations for the six month period ended March 31, 2005 declined to 25.2%, from 27.1% for the prior year period due to continuing global tax planning initiatives. The Company benefited in the current six month period from an $80 million tax benefit due to a changes in the tax status of a German and a French subsidiary, partially offset by an increase in the tax valuation allowance of $28 million related to the current period restructuring charges for which no tax benefit will be received in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the German and French entities from controlled foreign corporations (i.e. taxable entities) to branches (i.e. flow through entities similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The prior year six month period benefited from a $17 million favorable tax settlement.
The Company used an effective rate for income from discontinued operations for all periods of 39% and 35.4% for World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries in the first six months of fiscal year 2005 decreased slightly from the prior year period. The slight decrease was primarily due to lower earnings at certain Seating & Interiors joint ventures in North America, partially offset by higher earnings at certain Seating & Interiors joint ventures in Asia. Management has not changed its full-year estimate for minority interests in net earnings of subsidiaries of approximately $80 to $90 million, excluding the impact of the joint venture deconsolidation.
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
Cash provided by operating activities of continuing operations was $193 million and $392 million for the three and six month period ended March 31, 2005, respectively. In comparison to the three and six month periods in the prior year, the cash provided by operating activities decreased $112 million and $58 million, respectively. The decrease primarily relates to the decrease in factored foreign currency trade account receivables in foreign countries.
Capital Expenditures
Capital spending for property, plant and equipment for the three month period ended March 31, 2005 was $143 million, down $56 million from the comparable prior year period. For the six month period ended March 31, 2005, capital spending was $283 million, down $98 million from the same period in the prior year. The majority of the current year spending was attributable to Seating & Interiors. Management has confirmed its estimate for fiscal 2005 capital expenditures of $725 to $775 million, excluding the impact of the joint venture deconsolidation.
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
ITEM 4. CONTROLS AND PROCEDURES
Restatement
On July 18, 2005, in response to a comment raised by the Staff of the Securities and Exchange Commission, the Audit Committee of the Board of Directors and management of the Company concluded that the Company’s financial statements for the years ended September 30, 2004, 2003 and 2002 and as of and for the three month periods ended December 31, 2004 and 2003, as of and for the three and six month periods ended March 31, 2005 and 2004 and as of and for the three and nine month periods ended June 30, 2004, should be restated and such financial statements should no longer be relied upon. This restatement (Amendment No. 1 filed on August 9, 2005) revised the segment information included in previously filed financial statements, including Note 9 – Goodwill and Other Intangible Assets in this Form 10-Q/A. As the restatement only related to the disclosure of the Company’s segment information, previously reported net sales, operating income, net income and earnings per share were unchanged.
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
This restatement (Amendment No. 2 filed on December 22, 2005) also caused the Company to restate certain previously reported footnotes that were impacted as a result of the North American joint venture deconsolidation. This includes Note 2 – Inventories, Note 5 – Research and Development, Note 9 – Goodwill and Other Intangible Assets, Note 11 – Segment Information and Note 12 – Income Taxes. This restatement (Amendment No. 2 filed on December 22, 2005) did not impact previously reported income from continuing operations, net income or earnings per share and its impact on the Consolidated Statement of Cash Flows was not significant.
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005. In light of the material weaknesses, the Company performed additional analysis and other post-closing procedures in connection with the preparation of its consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in this quarterly filing on Form 10-Q/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses were identified in the Company’s assessment of the effectiveness of disclosure controls and procedures as of March 31, 2005:

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
As a result of these material weaknesses, the Company concluded that our disclosure controls and procedures were not effective as of March 31, 2005.
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

ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 50 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
JOHNSON CONTROLS, INC.

Date: December 22, 2005	By:	/s/ R. Bruce McDonald

R. Bruce McDonald
Vice President and
Chief Financial Officer

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

10.S	Letter agreement dated November 29, 2004, amending Giovanni Fiori’s Executive Employment Agreement, relating to the Johnson Controls, Inc. Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001).*

10.T	Stock Purchase Agreement, as amended through February 11, 2005, between Johnson Controls, Inc. and IAP Worldwide Services, Inc.*

10.U	Share Purchase Agreement, dated January 10, 2005, between Johnson Controls, Inc. and Valeo.*

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2005.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated December 22, 2005, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibits were filed with the Form 10-Q as originally filed on May 6, 2005.