Form 10-Q/A
period 2005-06-30
JOHNSON CONTROLS INC
filed 2005-12-22
CIK 53669

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

JOHNSON CONTROLS, INC.
FORM 10-Q/A
June 30, 2005
REPORT INDEX

EXPLANATORY NOTE
This Form 10-Q/A is being filed to amend and restate the financial statements and certain disclosure items related to the deconsolidation of a North American joint venture in response to comments raised by the Staff of the Securities and Exchange Commission and to provide certain disclosure items related to guarantor financial information in the Form 10-Q for the three and nine month periods ended June 30, 2005 (the “2005 Third Quarter Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 9, 2005.
Revising the financial statements also requires Johnson Controls, Inc. (the Company) to restate certain information that is disclosed in the notes to the Consolidated Financial Statements, primarily Note 2 – Inventories, Note 5 – Research and Development, Note 8 – Goodwill and Other Intangible Assets, Note 11 – Segment Information and Note 12 – Income Taxes. In addition, the Company has added Note 15 – Deconsolidation of a Joint Venture (Restated) and Note 16 – Guarantor Financial Statements (Restated). Management’s Discussion and Analysis of Financial Condition and Results of Operations was also amended to reflect the revised financial statements.
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
This amendment presents the 2005 Third Quarter Form 10-Q, as amended, in its entirety, but does not modify or update the disclosure in the 2005 Third Quarter Form 10-Q in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2005 Third Quarter Form 10-Q on August 9, 2005.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, unaudited)

		Restated
	June 30,	September 30,	June 30,
	2005	2004	2004
ASSETS
Cash and cash equivalents	$385.2	$99.2	$41.7
Accounts receivable — net	4,228.9	3,815.9	3,492.4
Costs and earnings in excess of billings on uncompleted contracts	300.5	271.8	274.5
Inventories	915.0	858.3	817.4
Assets of discontinued operations	—	579.8	561.2
Other current assets	895.2	725.5	732.6

Current assets	6,724.8	6,350.5	5,919.8

Property, plant and equipment — net	3,293.6	3,333.9	3,014.6
Goodwill — net	3,669.9	3,566.2	3,135.8
Other intangible assets — net	274.1	290.9	259.5
Investments in partially-owned affiliates	419.5	447.6	562.1
Other noncurrent assets	779.4	769.3	786.0

Total assets	$15,161.3	$14,758.4	$13,677.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$392.7	$813.3	$418.8
Current portion of long-term debt	220.9	226.7	21.7
Accounts payable	3,544.3	3,425.3	3,277.0
Accrued compensation and benefits	747.1	592.4	569.8
Accrued income taxes	27.3	48.6	61.5
Billings in excess of costs and earnings on uncompleted contracts	225.5	197.2	195.3
Liabilities of discontinued operations	—	228.5	184.7
Other current liabilities	1,124.1	888.8	893.4

Current liabilities	6,281.9	6,420.8	5,622.2

Long-term debt	1,632.1	1,630.6	1,834.7
Postretirement health and other benefits	158.5	164.1	167.4
Minority interests in equity of subsidiaries	142.9	121.5	109.4
Other noncurrent liabilities	1,168.8	1,215.1	1,026.5
Shareholders’ equity	5,777.1	5,206.3	4,917.6

Total liabilities and shareholders’ equity	$15,161.3	$14,758.4	$13,677.8

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
		Restated	Restated	Restated
	2005	2004	2005	2004
Net sales
Products and systems*	$6,322.6	$5,555.8	$18,225.0	$16,179.6
Services*	739.5	720.2	2,354.3	2,191.0

	7,062.1	6,276.0	20,579.3	18,370.6

Cost of sales
Products and systems	5,570.1	4,846.1	16,131.7	14,132.1
Services	591.7	587.5	1,914.5	1,797.0

	6,161.8	5,433.6	18,046.2	15,929.1

Gross profit	900.3	842.4	2,533.1	2,441.5
Selling, general and administrative expenses	532.2	523.1	1,692.8	1,673.1
Restructuring costs	—	—	210.0	82.4
Japanese pension gain	—	—	—	(84.4)

Operating income	368.1	319.3	630.3	770.4

Interest income	4.9	3.1	11.7	8.5
Interest expense	(27.3)	(24.4)	(88.3)	(78.2)
Equity income	19.5	25.8	59.2	71.9
Miscellaneous — net	(8.5)	(20.9)	(24.5)	(52.2)

Other income (expense)	(11.4)	(16.4)	(41.9)	(50.0)

Income from continuing operations before income taxes and minority interests	356.7	302.9	588.4	720.4
Income tax provision	94.6	82.0	95.5	174.7
Minority interests in net earnings of subsidiaries	7.4	11.6	28.2	33.4

Income from continuing operations	254.7	209.3	464.7	512.3
Income from discontinued operations, net of income taxes	—	13.0	16.1	32.2
Gain on sale of discontinued operations, net of income taxes	—	—	144.8	—

Net income	$254.7	$222.3	$625.6	$544.5

Earnings available for common shareholders	$254.7	$222.3	$625.6	$542.7

Earnings per share from continuing operations
Basic	$1.33	$1.10	$2.43	$2.73

Diluted	$1.31	$1.08	$2.39	$2.66

Earnings per share
Basic	$1.33	$1.17	$3.27	$2.90

Diluted	$1.31	$1.15	$3.22	$2.83

*	Products and systems consist of Seating & Interiors products and systems, Battery Group products and Controls Group installed systems. Services are Controls Group technical and facility management services.

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	Restated		Restated
	2005	2004	2005	2004
Operating Activities
Net income	$254.7	$222.3	$625.6	$544.5
Gain and income from discontinued operations	—	(13.0)	(160.9)	(32.2)

Income from continuing operations	254.7	209.3	464.7	512.3

Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation	145.4	134.6	452.7	405.5
Amortization of intangibles	5.5	4.5	17.0	13.9
Equity in earnings of partially-owned affiliates, net of dividends received	(13.9)	21.9	(41.6)	(3.3)
Minority interests in net earnings of subsidiaries	7.4	11.6	28.2	33.4
Deferred income taxes	84.5	15.7	(13.0)	69.9
Japanese pension settlement gain	—	—	—	(84.4)
Non cash restructuring costs	—	—	45.8	6.6
Other	29.8	11.8	24.8	(0.4)
Changes in working capital, excluding acquisitions and divestitures of businesses
Receivables	(120.2)	(58.5)	(386.2)	(136.4)
Inventories	(61.7)	(40.3)	(59.1)	(24.8)
Other current assets	(11.7)	35.2	(101.4)	13.8
Restructuring reserves	(29.5)	(14.5)	134.7	51.2
Accounts payable and accrued liabilities	11.4	78.8	160.8	(41.1)
Accrued income taxes	49.9	(1.7)	(15.0)	30.0
Billings in excess of costs and earnings on uncompleted contracts	(4.4)	(7.7)	27.1	4.5

Cash provided by operating activities of continuing operations	347.2	400.7	739.5	850.7

Investing Activities
Capital expenditures	(104.3)	(177.1)	(386.9)	(557.3)
Sale of property, plant and equipment	3.1	3.9	10.7	22.4
Acquisition of business, net of cash acquired	(72.7)	—	(105.8)	(36.6)
Recoverable customer engineering expenditures	11.1	—	(0.9)	(43.7)
Proceeds from sale of discontinued operations	—	—	687.2	—
Changes in long-term investments	(39.6)	(19.0)	(11.5)	(21.7)

Cash (used) provided by investing activities	(202.4)	(192.2)	192.8	(636.9)

Financing Activities
Increase (decrease) in short-term debt — net	20.4	(237.5)	(413.8)	277.9
Increase in long-term debt	2.5	86.8	16.0	203.8
Repayment of long-term debt	(9.0)	(147.4)	(107.3)	(678.0)
Payment of cash dividends	(48.1)	(42.6)	(143.8)	(127.9)
Other	29.7	6.7	59.8	44.7

Cash used by financing activities	(4.5)	(334.0)	(589.1)	(279.5)

Cash (used) provided by discontinued operations	—	(2.6)	(57.2)	23.5

Increase (decrease) in cash and cash equivalents	$140.3	$(128.1)	$286.0	$(42.2)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statements
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
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	June 30,	September 30,	June 30,
(in millions)	2005	2004	2004
Raw materials and supplies	$466.7	$460.9	$445.1
Work-in-process	143.6	136.7	116.0
Finished goods	332.9	288.5	283.1

FIFO inventories	943.2	886.1	844.2
LIFO reserve	(28.2)	(27.8)	(26.8)

Inventories	$915.0	$858.3	$817.4

3.	Discontinued Operations
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
The following summarizes the revenues, expenses and related gain on sale of the discontinued operations:

	Engine Electronics (1)				Johnson Controls World Services, Inc. (2)
	Three Months		Nine Months		Three Months		Nine Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Net sales	—	$117.2	$199.7	$317.8	—	$199.5	$340.4	$554.3
Cost of sales	—	97.1	172.3	266.5	—	185.6	318.6	513.6

Gross profit	—	20.1	27.4	51.3	—	13.9	21.8	40.7
Selling, general and administrative expenses	—	9.0	16.8	27.8	—	3.4	8.1	12.0

Operating income	—	11.1	10.6	23.5	—	10.5	13.7	28.7
Miscellaneous — net	—	—	—	—	—	( 0 . 9)	1.4	0.5

Income before income taxes and minority interests	—	11.1	10.6	23.5	—	9.6	15.1	29.2
Provision for income taxes	—	3.9	3.7	8.3	—	3.7	5.8	11.4
Minority interests	—	—	—	—	—	0.1	0.1	0.8

Net income	—	$7.2	$6.9	$15.2	—	$5.8	$9.2	$17.0

Earnings per share from discontinued operations
Basic	—	$0.04	$0.03	$0 . 0 8	—	$0.03	$0.05	$0.09

Diluted	—	$0.04	$0.03	$0 . 0 8	—	$0.03	$0.05	$0.09

Earnings per share from gain on sale of discontinued operations
Basic	—	—	$0.30	—	—	—	$0.46	—

Diluted	—	—	$0.30	—	—	—	$0.45	—

(1)	Engine Electronics includes revenues and expenses through February 28, 2005, the effective date of the disposition.

(2)	World Services includes revenues and expenses through March 30, 2005, the effective date of disposition.
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
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within Selling, general and administrative expenses. Such expenditures amounted to approximately $216 million and $203 million for the three months ended June 30, 2005 and 2004, respectively. Expenditures of approximately $633 million and $655 million were recorded for the nine months ended June 30, 2005 and 2004, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The changes in the carrying amount of goodwill for the three month period ended September 30, 2004 and the nine month period ended June 30, 2005 were as follows:

		Seating
		and	Seating	Seating
		Interiors -	and	and
	Controls	North	Interiors -	Interiors -	Battery
(in millions)	Group	America	Europe	Asia	Group	Total
Balance as of June 30, 2004	$421.7	$1,176.1	$1,012.4	$218.8	$306.8	$3,135.8
Goodwill from business acquisitions	—	—	—	—	458.0	458.0
Currency translation	14.5	0.6	14.9	(2.1)	0.4	28.3
Other	(1.9)	—	(2.6)	(31.4)	(20.0)	(55.9)

Balance as of September 30, 2004	434.3	1,176.7	1,024.7	185.3	745.2	3,566.2
Goodwill from business acquisitions	86.9	7.9	—	—	—	94.8
Currency translation	5.4	0.6	(12.6)	10.2	(2.8)	0.8
Other	(0.6)	(0.2)	—	2.7	6.2	8.1

Balance as of June 30, 2005	$526.0	$1,185.0	$1,012.1	$198.2	$748.6	$3,669.9

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	June 30, 2005			September 30, 2004			June 30, 2004
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$229.5	$(97.1)	$132.4	$232.1	$(85.8)	$146.3	$234.5	$(81.5)	$153.0
Unpatented technology	31.5	(6.3)	25.2	31.7	(4.9)	26.8	19.9	(3.5)	16.4
Customer relationships	75.9	(6.9)	69.0	76.3	(4.8)	71.5	70.6	(4.9)	65.7
Miscellaneous	9.9	(7.9)	2.0	10.5	(7.3)	3.2	10.4	(7.2)	3.2

Total amortized
intangible assets	346.8	(118.2)	228.6	350.6	(102.8)	247.8	335.4	(97.1)	238.3
Unamortized intangible assets
Trademarks	39.6	—	39.6	37.1	—	37.1	12.4	—	12.4
Pension asset	5.9	—	5.9	6.0	—	6.0	8.8	—	8.8

Total unamortized
intangible assets	45.5	—	45.5	43.1	—	43.1	21.2	—	21.2

Total intangible assets	$392.3	$(118.2)	$274.1	$393.7	$(102.8)	$290.9	$356.6	$(97.1)	$259.5

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
Management’s evaluation of the performance of the Company’s reportable segments excludes discontinued operations, significant restructuring costs and other significant non-recurring gains or losses. Financial information relating to the Company’s reportable segments were as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004
Net Sales
Controls Group	$1,406.6	$1,320.8	$4,216.4	$3,892.7
Seating & Interiors — North America	2,203.3	2,118.8	6,397.8	6,244.5
Seating & Interiors — Europe	2,425.4	2,026.4	6,859.1	5,803.1
Seating & Interiors — Asia	361.6	275.4	1,041.0	790.2
Battery Group	665.2	534.6	2,065.0	1,640.1

Total	$7,062.1	$6,276.0	$20,579.3	$18,370.6

Operating Income
Controls Group (1)	$93.0	$67.5	$179.2	$159.0
Seating & Interiors — North America (2)	115.3	154.0	242.3	370.7
Seating & Interiors — Europe (3)	80.8	32.7	165.0	46.3
Seating & Interiors — Asia (4)	3.3	8.4	18.7	19.2
Battery Group (5)	75.7	56.7	235.1	173.2

Total	368.1	319.3	840.3	768.4

Restructuring costs	—	—	(210.0)	(82.4)
Japanese pension gain	—	—	—	84.4

Consolidated Operating Income	$368.1	$319.3	$630.3	$770.4

(1)	Controls Group operating income excludes $51.3 and $13.3 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(2)	Seating & Interiors — North America operating income excludes $11.9 and $5.1 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(3)	Seating & Interiors — Europe operating income excludes $129.6 and $51.1 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(4)	Seating & Interiors — Asia operating income excludes $0.4 million of restructuring costs for the nine months ended June 30, 2005 and a pension gain of $84.4 million for the nine months ended June 30, 2004.

(5)	Battery Group operating income excludes $16.8 and $12.9 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12.	Income Taxes
The Company’s estimated annualized base effective income tax rate for continuing operations for the three months ended June 30, 2005, declined to 26.5% from 27.1% for the prior year period primarily due to continuing global tax planning initiatives. The Company’s base effective tax rate for the nine month period ended June 30, 2005 benefited from an $11.5 and $69 million tax benefit in the first and second quarters, respectively, due to a change in tax status of a French and a German subsidiary. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the German and French entities from controlled foreign corporations (i.e. taxable entities) to branches (i.e. flow through entities similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. These benefits were partially offset by an increase in the tax valuation allowance of $28 million related to second quarter restructuring charges for which no tax benefits were recorded in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The prior year nine month period ended June 30, 2004 benefited from a $17 million favorable tax settlement related to prior periods.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s 2005 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

				Balance at
	Original	Utilized		June 30,
(in millions)	Reserve	Cash	Noncash	2005
Employee severance and termination benefits	$139.3	($20.5)	—	$118.8
Write down of long-lived assets (1)	45.8	—	($45.8)	—
Other	24.9	(9.0)	(0.2)	15.7
Currency translation	—	—	(9.3)	(9.3)

	$210.0	($29.5)	($55.3)	$125.2

(1)	Write down of long-lived assets includes $36.6 million related to Seating & Interiors — Europe, $7.1 million related to the Battery Group, and $2.1 million related to the Controls Group.
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
On April 1, 2005, the Company deconsolidated a North American Seating & Interiors joint venture as it was determined the Company no longer had effective control over the venture’s operating activities. Subsequent to April 1, 2005, the Company determined that based on SFAS 94, “Consolidation of All Majority-Owned Subsidiaries,” the joint venture should not have been consolidated in prior periods. As such, the Company’s financial statements have been restated to account for the joint venture on an equity basis in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock” for all periods prior to April 1, 2005. Due to this deconsolidation, the Company has also revised the previously reported amounts in Note 2 — Inventories, Note 5 — Research and development, Note 8 — Goodwill and other intangible assets, Note 11 — Segment information and Note 12 — Income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	Three Months Ended		Nine Months Ended		Nine Months Ended
	June 30, 2004		June 30, 2005		June 30, 2004
(In millions)	As Reported	Restated	As Reported	Restated	As Reported	Restated
Consolidated Statement of Income
Net sales	6,475.6	6,276.0	20,983.1	20,579.3	18,924.4	18,370.6
Operating income	343.1	319.3	666.3	630.3	835.2	770.4
Equity income	18.4	25.8	47.8	59.2	52.5	71.9
Minority interests in net earnings of subsidiaries	19.3	11.6	40.5	28.2	53.5	33.4
Consolidated Statement of Financial Position
Investments in partially-owned affiliates	429.0	562.1
Minority interests in equity of subsidiaries	248.6	109.4
16.	Guarantor Financial Statements (Restated)
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

	June 30,	September 30,	June 30,
(In millions)	2005	2004	2004
Short-term debt	$392.7	$813.3	$418.8
Less bank borrowings not subject to guarantees	(98.7)	(96.3)	(80.8)

Total short-term debt of Parent subject to guarantees	$294.0	$717.0	$338.0

Long-term debt	$1,853.0	$1,857.3	$1,856.4
Less debt not subject to guarantees:
Industrial revenue bonds	—	(9.7)	(9.5)
Capital lease obligations	(92.8)	(89.0)	(88.0)
Euro denominated debt	(99.6)	(142.2)	(135.5)
Yen denominated debt	(0.9)	—	(0.9)
Other long-term debt	(88.7)	(39.9)	(46.3)

Total debt subject to guarantees	1,571.0	1,576.5	1,576.2
Less current portion of Parent subject to guarantees	(200.0)	(200.0)	—

Total long-term debt of Parent subject to guarantees	$1,371.0	$1,376.5	$1,576.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2005
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents (1)	($46.8)	($1,075.5)	$1,507.5	$—	$385.2
Accounts receivable — net	371.7	977.8	2,879.4	—	4,228.9
Costs and earnings in excess of billings on uncompleted contracts	130.8	—	169.7	—	300.5
Inventories	12.9	223.0	679.1	—	915.0
Other current assets	200.9	271.3	423.0	—	895.2

Current assets	669.5	396.6	5,658.7	—	6,724.8

Property, plant & equipment — net	213.4	928.7	2,151.5	—	3,293.6
Goodwill — net	73.9	1,116.9	2,479.1	—	3,669.9
Other intangible assets — net	15.1	45.2	213.8	—	274.1
Investments in partially-owned affiliates	9.4	61.5	348.6	—	419.5
Investments in subsidiaries (2)	7,321.6	4,980.5	9,178.9	(21,481.0)	—
Other noncurrent assets	253.9	129.0	396.5	—	779.4

Total assets	$8,556.8	$7,658.4	$20,427.1	($21,481.0)	$15,161.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$294.0	$—	$98.7	$—	$392.7
Current portion of long-term debt	200.0	1.3	19.6	—	220.9
Accounts payable	240.1	875.8	2,428.4	—	3,544.3
Accrued compensation and benefits	133.2	130.0	483.9	—	747.1
Accrued income taxes	(224.2)	(64.5)	316.0	—	27.3
Billings in excess of costs and earnings on uncompleted contracts	121.6	—	103.9	—	225.5
Other current liabilities	88.0	166.6	869.5	—	1,124.1

Current liabilities	852.7	1,109.2	4,320.0	—	6,281.9

Long-term debt	1,371.0	41.4	219.7	—	1,632.1
Postretirement health and other benefits	61.6	93.6	3.3	—	158.5
Minority interests in equity of subsidiaries	—	—	142.9	—	142.9
Other noncurrent liabilities	494.4	(118.1)	792.5	—	1,168.8
Shareholders’ equity	5,777.1	6,532.3	14,948.7	(21,481.0)	5,777.1

Total liabilities and shareholders’ equity	$8,556.8	$7,658.4	$20,427.1	($21,481.0)	$15,161.3

(1)	Negative cash balances at the Parent and Guarantors reflect the balance in a worldwide cash pooling arrangement

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents (1)	$375.9	($101.0)	($175.7)	$—	$99.2
Accounts receivable — net	345.6	738.1	2,732.2	—	3,815.9
Costs and earnings in excess of billings on uncompleted contracts	120.2	—	151.6	—	271.8
Inventories	9.0	249.4	599.9	—	858.3
Assets of discontinued operations	—	—	579.8	—	579.8
Other current assets	104.4	151.8	469.3	—	725.5

Current assets	955.1	1,038.3	4,357.1	—	6,350.5

Property, plant & equipment — net	183.8	927.2	2,222.9	—	3,333.9
Goodwill — net	158.2	1,079.6	2,328.4	—	3,566.2
Other intangible assets — net	16.6	50.6	223.7	—	290.9
Investments in partially-owned affiliates	8.9	70.0	368.7	—	447.6
Investments in subsidiaries (2)	6,954.8	4,505.0	7,778.5	(19,238.3)	—
Other noncurrent assets	198.3	84.1	486.9	—	769.3

Total assets	$8,475.7	$7,754.8	$17,766.2	($19,238.3)	$14,758.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$717.0	$—	$96.3	$—	$813.3
Current portion of long-term debt	200.0	10.8	15.9	—	226.7
Accounts payable	237.5	681.6	2,506.2	—	3,425.3
Accrued compensation and benefits	94.8	86.8	410.8	—	592.4
Accrued income taxes	(139.5)	(66.3)	254.4	—	48.6
Billings in excess of costs and earnings on uncompleted contracts	106.9	—	90.3	—	197.2
Liabilities of discontinued operations	—	—	228.5	—	228.5
Other current liabilities	102.5	177.7	608.6	—	888.8

Current liabilities	1,319.2	890.6	4,211.0	—	6,420.8

Long-term debt	1,376.5	26.8	227.3	—	1,630.6
Postretirement health and other benefits	81.0	78.4	4.7	—	164.1
Minority interests in equity of subsidiaries	—	—	121.5	—	121.5
Other noncurrent liabilities	492.7	(116.0)	838.4	—	1,215.1
Shareholders’ equity	5,206.3	6,875.0	12,363.3	(19,238.3)	5,206.3

Total liabilities and shareholders’ equity	$8,475.7	$7,754.8	$17,766.2	($19,238.3)	$14,758.4

(1)	Negative cash balances at the Guarantors and Non-Guarantors reflect the balance in a worldwide cash pooling arrangement.

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2004
		Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents (1)	($15.0)	$3.3	$53.4	$—	$41.7
Accounts receivable — net	346.7	620.5	2,525.2	—	3,492.4
Costs and earnings in excess of billings on uncompleted contracts	127.1	—	147.4	—	274.5
Inventories	12.6	238.6	566.2	—	817.4
Assets of discontinued operations	—	—	561.2	—	561.2
Other current assets	100.9	162.9	468.8	—	732.6

Current assets	572.3	1,025.3	4,322.2	—	5,919.8

Property, plant & equipment — net	189.5	903.2	1,921.9	—	3,014.6
Goodwill — net	157.5	1,079.6	1,898.7	—	3,135.8
Other intangible assets — net	18.6	52.5	188.4	—	259.5
Investments in partially-owned affiliates	26.2	176.7	359.2	—	562.1
Investments in subsidiaries (2)	6,502.3	4,471.4	4,764.5	(15,738.2)	—
Other noncurrent assets	237.8	79.0	469.2	—	786.0

Total assets	$7,704.2	$7,787.7	$13,924.1	($15,738.2)	$13,677.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$338.0	$—	$80.8	$—	$418.8
Current portion of long-term debt	—	10.8	10.9	—	21.7
Accounts payable	233.1	678.9	2,365.0	—	3,277.0
Accrued compensation and benefits	81.0	104.3	384.5	—	569.8
Accrued income taxes	(135.2)	64.2	132.5	—	61.5
Billings in excess of costs and earnings on uncompleted contracts	111.0	—	84.3	—	195.3
Liabilities of discontinued operations	—	—	184.7	—	184.7
Other current liabilities	103.5	122.0	667.9	—	893.4

Current liabilties	731.4	980.2	3,910.6	—	5,622.2

Long-term debt	1,576.2	27.1	231.4	—	1,834.7
Postretirement health and other benefits	72.6	92.3	2.5	—	167.4
Minority interests in equity of subsidiaries	—	2.2	107.2	—	109.4
Other noncurrent liabilities	406.4	(213.3)	833.4	—	1,026.5
Shareholders’ equity	4,917.6	6,899.2	8,839.0	(15,738.2)	4,917.6

Total liabilities and shareholders’ equity	$7,704.2	$7,787.7	$13,924.1	($15,738.2)	$13,677.8

(1)	Negative cash balances at the Parent reflect the balance in a worldwide cash pooling arrangement.

(2)	Includes investments in subsidiaries and net intercompany balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2005
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$691.5	$1,651.5	$5,594.3	($875.2)	$7,062.1
Cost of sales	505.2	1,400.7	5,131.1	(875.2)	6,161.8

Gross profit	186.3	250.8	463.2	—	900.3

Selling, general and administrative expenses	132.2	80.3	319.7	—	532.2

Operating income	54.1	170.5	143.5	—	368.1

Interest income	—	—	4.9	—	4.9
Interest expense	(18.4)	(2.1)	(6.8)	—	(27.3)
Equity income	—	11.1	8.4	—	19.5
Miscellaneous — net (1)	(8.8)	(248.3)	248.6	—	(8.5)

Other (expense) income	(27.2)	(239.3)	255.1	—	(11.4)

Income from continuing operations before income taxes, minority interests and equity in net earnings of subsidiaries	26.9	(68.8)	398.6	—	356.7

Income tax provision (benefit)	17.0	(17.0)	94.6	—	94.6
Minority interests in net earnings of subsidiaries	—	—	7.4	—	7.4
Equity in net earnings of subsidiaries	244.8	170.5	—	(415.3)	—

Net income	$254.7	$118.7	$296.6	($415.3)	$254.7

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

	Three Months Ended June 30, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$643.4	$1,547.9	$5,224.1	($1,139.4)	$6,276.0
Cost of sales	486.7	1,284.3	4,802.0	(1,139.4)	5,433.6

Gross profit	156.7	263.6	422.1	—	842.4

Selling, general and administrative expenses	139.2	98.7	285.2	—	523.1

Operating income	17.5	164.9	136.9	—	319.3

Interest income	0.2	0.3	2.6	—	3.1
Interest expense	(19.7)	—	(4.7)	—	(24.4)
Equity income	0.1	0.3	25.4	—	25.8
Miscellaneous — net (1)	8.3	44.0	(73.2)	—	(20.9)

Other (expense) income	(11.1)	44.6	(49.9)	—	(16.4)

Income from continuing operations before income taxes, minority interests and equity in net earnings of subsidiaries	6.4	209.5	87.0	—	302.9

Income tax (benefit) provision	5.7	70.6	5.7	—	82.0
Minority interests in net earnings of subsidiaries	—	—	11.6	—	11.6
Equity in net earnings of subsidiaries	221.6	(52.4)	—	(169.2)	—

Income from continuing operations	222.3	86.5	69.7	(169.2)	209.3

Income from discontinued operations, net of income taxes	—	—	13.0	—	13.0
Gain on sale of discontinued operations, net of income taxes.	—	—	—	—	—

Net Income	$222.3	$86.5	$82.7	($169.2)	$222.3

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended June 30, 2005
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$1,925.9	$4,862.1	$17,626.3	($3,835.0)	$20,579.3
Cost of sales	1,422.4	4,192.0	16,266.8	(3,835.0)	18,046.2

Gross profit	503.5	670.1	1,359.5	—	2,533.1

Selling, general and administrative expenses	478.3	297.0	917.5	—	1,692.8
Restructuring costs	15.1	11.4	183.5	—	210.0

Operating income	10.1	361.7	258.5	—	630.3

Interest income	0.3	—	11.4	—	11.7
Interest expense	(55.2)	(4.3)	(28.8)	—	(88.3)
Equity income	0.1	17.5	41.6	—	59.2
Miscellaneous — net (1)	20.0	(419.8)	375.3	—	(24.5)

Other (expense) income	(34.8)	(406.6)	399.5	—	(41.9)

Income from continuing operations before income taxes, minority interests and equity in net earnings of subsidiaries	(24.7)	(44.9)	658.0	—	588.4

Income tax (benefit) provision	(104.1)	(11.1)	210.7	—	95.5
Minority interests in net earnings of subsidiaries	—	—	28.2	—	28.2
Equity in net earnings of subsidiaries	546.2	261.5	—	(807.7)	—

Income from continuing operations	625.6	227.7	419.1	(807.7)	464.7

Income from discontinued operations, net of income taxes	—	—	16.1	—	16.1
Gain on sale of discontinued operations, net of income taxes.	—	—	144.8	—	144.8

Net Income	$625.6	$227.7	$580.0	($807.7)	$625.6

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

	Nine months ended June 30, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$1,849.8	$4,790.0	$15,005.9	($3,275.1)	$18,370.6
Cost of sales	1,379.9	3,986.7	13,837.6	(3,275.1)	15,929.1

Gross profit	469.9	803.3	1,168.3	—	2,441.5

Selling, general and administrative expenses	443.2	366.5	863.4	—	1,673.1
Restructuring costs	6.4	2.1	73.9	—	82.4
Japanese pension gain	—	—	(84.4)	—	(84.4)

Operating income	20.3	434.7	315.4	—	770.4

Interest income	1.1	0.4	7.0	—	8.5
Interest expense	(64.7)	—	(13.5)	—	(78.2)
Equity income (loss)	0.1	(4.6)	76.4	—	71.9
Miscellaneous — net (1)	32.8	(295.2)	210.2	—	(52.2)

Other (expense) income	(30.7)	(299.4)	280.1	—	(50.0)

Income from continuing operations before income taxes, minority interests and equity in net earnings of subsidiaries	(10.4)	135.3	595.5	—	720.4

Income tax (benefit) provision	(26.1)	45.6	155.2	—	174.7
Minority interests in net earnings of subsidiaries	—	—	33.4	—	33.4
Equity in net earnings of subsidiaries	528.8	202.3	—	(731.1)	—

Income from continuing operations	544.5	292.0	406.9	(731.1)	512.3

Income from discontinued operations, net of income taxes	—	—	32.2	—	32.2
Gain on sale of discontinued operations, net of income taxes.	—	—	—	—	—

Net Income	$544.5	$292.0	$439.1	($731.1)	$544.5

(1)	Includes intercompany charges between the Parent, Guarantors and Non-Guarantors.

	Three Months Ended June 30, 2005
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used) provided by operating activities of continuing operations	($233.9)	($168.4)	$749.5	$—	$347.2

Investing Activities:
Capital expenditures	(32.0)	(41.4)	(30.9)	—	(104.3)
Sale of property, plant and equipment	—	(0.1)	3.2	—	3.1
Acquisition of businesses, net of cash acquired	—	—	(72.7)	—	(72.7)
Recoverable customer engineering expenditures	—	—	11.1	—	11.1
Changes in long-term investments	2.2	—	(41.8)	—	(39.6)

Cash used by investing activities	(29.8)	(41.5)	(131.1)	—	(202.4)

Financing Activities:
Increase (decrease) in short-term debt — net	35.0	—	(14.6)	—	20.4
Increase in long-term debt	—	—	2.5	—	2.5
Repayment on long-term debt	10.0	(0.3)	(18.7)	—	(9.0)
Change in intercompany accounts	181.8	(571.7)	389.9	—	—
Payment of cash dividends	(48.1)	—	—	—	(48.1)
Other — net	14.6	—	15.1	—	29.7

Cash provided (used) by financing activities	193.3	(572.0)	374.2	—	(4.5)

(Decrease) increase in cash and cash equivalents	($70.4)	($781.9)	$992.6	$—	$140.3

	Three Months Ended June 30, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used) provided by operating activities of continuing operations	($237.6)	$326.4	$311.9	$—	$400.7

Investing Activities:
Capital expenditures	(13.0)	(55.2)	(108.9)	—	(177.1)
Sale of property, plant and equipment	—	—	3.9	—	3.9
Changes in long-term investments	3.3	(4.0)	(18.3)	—	(19.0)

Cash used by investing activities	(9.7)	(59.2)	(123.3)	—	(192.2)

Financing Activities:
Decrease in short-term debt — net	(198.0)	—	(39.5)	—	(237.5)
Increase in long-term debt	83.7	—	3.1	—	86.8
Repayment on long-term debt	(130.1)	(10.1)	(7.2)	—	(147.4)
Change in intercompany accounts	570.1	(263.7)	(306.4)	—	—
Payment of cash dividends	(42.6)	—	—	—	(42.6)
Other — net	6.4	(0.1)	0.4	—	6.7

Cash provided (used) by financing activities	289.5	(273.9)	(349.6)	—	(334.0)
Cash used by discontinued operations	—	—	(2.6)	—	(2.6)

Increase (decrease) in cash and cash equivalents	$42.2	($6.7)	($163.6)	$—	($128.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended June 30, 2005
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used) provided by operating activities of continuing operations	($89.0)	$49.0	$779.5	$—	$739.5

Investing Activities:
Capital expenditures	(49.3)	(138.0)	(199.6)	—	(386.9)
Sale of property, plant and equipment	—	—	10.7	—	10.7
Acquisition of businesses, net of cash acquired	—	—	(105.8)	—	(105.8)
Recoverable customer engineering expenditures	—	—	(0.9)	—	(0.9)
Proceeds from sale of discontinued operations	—	—	687.2		687.2
Changes in long-term investments	1.7	—	(13.2)	—	(11.5)

Cash (used) provided by investing activities	(47.6)	(138.0)	378.4	—	192.8

Financing Activities:
(Decrease) increase in short-term debt — net	(423.0)	—	9.2	—	(413.8)
Increase in long-term debt	—	—	16.0	—	16.0
Repayment on long-term debt	(62.4)	(9.8)	(35.1)	—	(107.3)
Change in intercompany accounts	288.5	(875.7)	587.2	—	—
Payment of cash dividends	(143.8)	—	—	—	(143.8)
Other — net	54.6	—	5.2	—	59.8

Cash (used) provided by financing activities	(286.1)	(885.5)	582.5	—	(589.1)
Cash used by discontinued operations	—	—	(57.2)	—	(57.2)

(Decrease) increase in cash and cash equivalents	($422.7)	($974.5)	$1,683.2	$—	$286.0

	Nine Months Ended June 30, 2004
			Non-
(In millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used) provided by operating activities of continuing operations	($484.7)	$138.6	$1,196.8	$—	$850.7

Investing Activities:
Capital expenditures	(36.4)	(170.8)	(350.1)	—	(557.3)
Sale of property, plant and equipment	—	2.2	20.2	—	22.4
Acquisition of businesses, net of cash acquired	—	—	(36.6)	—	(36.6)
Recoverable customer engineering expenditures	—	—	(43.7)	—	(43.7)
Changes in long-term investments	0.5	(8.9)	(13.3)	—	(21.7)

Cash used by investing activities	(35.9)	(177.5)	(423.5)	—	(636.9)

Financing Activities:
Increase in short-term debt — net	274.2	—	3.7	—	277.9
Increase in long-term debt	83.7	—	120.1	—	203.8
Repayment on long-term debt	(594.8)	(12.4)	(70.8)	—	(678.0)
Change in intercompany accounts	793.8	56.1	(849.9)	—	—
Payment of cash dividends	(127.9)	—	—	—	(127.9)
Other — net	46.3	(0.1)	(1.5)	—	44.7

Cash provided (used) by financing activities	475.3	43.6	(798.4)	—	(279.5)
Cash provided by discontinued operations	—	—	23.5	—	23.5

(Decrease) increase in cash and cash equivalents	($45.3)	$4.7	($1.6)	$—	($42.2)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
18. Subsequent Event
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 9, 2005, except for Notes 15 and 16, as to which the date is December 22, 2005

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

Comparison of Operating Results for the Three Month Periods ended June 30, 2005 and 2004
Sales
The Company’s net sales for the three month periods ended June 30, 2005 and 2004 were as follows:

		Restated	%
(in millions)	2005	2004	change
Controls Group	$1,406.6	$1,320.8	6%
Seating & Interiors — North America	2,203.3	2,118.8	4%
Seating & Interiors — Europe	2,425.4	2,026.4	20%
Seating & Interiors — Asia	361.6	275.4	31%
Battery Group	665.2	534.6	24%

Total	$7,062.1	$6,276.0	13%

Consolidated net sales in the third quarter of fiscal 2005 were $7.1 billion, increasing 13% above the prior year period sales of $6.3 billion.
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
Seating & Interiors — North America
Seating & Interiors — North America sales in the third quarter of fiscal 2005 increased 4% from $2.1 billion in the prior year period to $2.2 billion. The Company benefited from new business awards and a favorable mix of vehicle sales compared to the estimated 1% decrease in the industry’s domestic vehicle production.
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

Seating & Interiors — Asia
Seating & Interiors — Asia sales in the third quarter of fiscal 2005 increased 31% compared to prior period. Excluding the positive effects of currency translation, Asian sales were up 25%. The strong growth in sales was primarily due to the introduction of significant new models in Japan by original equipment manufactures (OEMs) and strong sales in our seating business in Korea.
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
Operating Income
The Company’s operating income for the three month periods ended June 30, 2005 and 2004 was as follows:

		Restated	%
(in millions)	2005	2004	change
Controls Group	$93.0	$67.5	38%
Seating & Interiors — North America	115.3	154.0	-25%
Seating & Interiors — Europe	80.8	32.7	147%
Seating & Interiors — Asia	3.3	8.4	-61%
Battery Group	75.7	56.7	34%

Total	$368.1	$319.3	15%

Consolidated operating income for the third quarter of fiscal 2005 was $368 million, a 15% increase from the prior year’s operating income of $319 million.
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
Seating & Interiors — North America
Seating & Interiors — North America operating income was $115 million, compared to the prior period operating income of $154 million. The decrease was primarily due to continued price reductions and material cost pressures, partially offset by a favorable mix compared to industry production, operational cost savings and lower engineering expenses.
Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $17 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
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
SG&A expenses decreased $8 million in the period primarily due to lower net engineering expenses.
Seating & Interiors — Europe
Seating & Interiors — Europe operating income was $81 million, compared to the prior period operating income of $33 million. The increase was due to increased volumes of higher margin interior systems, improved launch execution and reduced engineering costs, partially offset by price reductions and commodity cost increases. The current period also benefited from a lower number of new vehicle launches compared to the prior year.
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
Seating & Interiors — Asia
Seating & Interiors — Asia operating income in the third quarter of fiscal 2005 decreased $5 million from $8 million for the prior period. The decrease was primarily due to a significant number of recent new program wins in Japan and their corresponding launch and engineering costs.
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
Other Income/Expense
Other net expense decreased in the third quarter of fiscal year 2005 compared to the prior year period due to lower Miscellaneous – net expenses, which was partially offset by lower equity income and slightly higher net interest expense. Miscellaneous – net expense in the current quarter decreased approximately $12 million from the prior year period due primarily to the prior year including approximately $6 million of expense associated with the early redemption of outstanding bonds. The current period Miscellaneous – net expense also benefited from lower foreign currency losses. Equity income decreased due to lower earnings from certain Seating & Interiors joint ventures in China.
Provision for Income Taxes
The Company’s estimated annualized base effective income tax rate for continuing operations for the three months ended June 30, 2005, declined to 26.5% from 27.1% for the prior year period primarily due to continuing global tax planning initiatives.
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

Comparison of Operating Results for the Nine Month Periods ended June 30, 2005 and June 30, 2004
Sales
The Company’s consolidated net sales for the nine month periods ended June 30, 2005 and 2004 were as follows:

	Restated		%
(in millions)	2005	2004	change
Controls Group	$4,216.4	$3,892.7	8%
Seating & Interiors — North America	6,397.8	6,244.5	2%
Seating & Interiors — Europe	6,859.1	5,803.1	18%
Seating & Interiors — Asia	1,041.0	790.2	32%
Battery Group	2,065.0	1,640.1	26%

Total	$20,579.3	$18,370.6	12%

Consolidated net sales in the nine month period ended June 30, 2005 reached $20.6 billion, 12% higher than the prior year’s $18.4 billion. Excluding the favorable impact of currency translation, current period sales grew 9% over the prior period.
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
Seating & Interiors — North America
Seating & Interiors — North America sales increased 2% above the prior year’s sales of $6.2 billion for the nine month period ended June 30, 2005 due to new business awards and a favorable mix of vehicle platforms compared to the estimated decrease in the domestic vehicle production.
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

Seating & Interiors — Asia
Seating & Interiors — Asia sales in the first nine months of fiscal 2005 increased 32% compared to prior period. Excluding the positive effects of currency translation, sales in Asia sales were up 27%. The strong growth in sales was primarily due to the introduction of significant new models in Japan by OEMs and strong sales in our seating business in Korea.
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
Operating Income
The Company’s operating income for the nine month periods ended June 30, 2005 and 2004 was as follows:

	Restated		%
(in millions)	2005	2004	change
Controls Group (1)	$179.2	$159.0	13%
Seating & Interiors — North America (2)	242.3	370.7	-35%
Seating & Interiors — Europe (3)	165.0	46.3	256%
Seating & Interiors — Asia (4)	18.7	19.2	-3%
Battery Group (5)	235.1	173.2	36%

Total	840.3	768.4	9%

Restructuring costs	(210.0)	(82.4)
Japanese pension gain	—	84.4

Consolidated Operating Income	$630.3	$770.4

(1)	Controls group operating income excludes $51.3 and $13.3 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(2)	Seating & Interiors – North America operating income excludes $11.9 and $5.1 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(3)	Seating & Interiors – Europe operating income excludes $129.6 and $51.1 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

(4)	Seating & Interiors – Asia operating income excludes $0.4 million of restructuring costs for the nine months ended June 30, 2005 and a pension gain of $84.4 million for the nine months ended June 30, 2004.

(5)	Battery Group operating income excludes $16.8 and $12.9 million of restructuring costs for the nine months ended June 30, 2005 and 2004, respectively.

Consolidated operating income for the first nine months of fiscal 2005 was $630 million, down from the prior year’s $770 million. Included in the current nine month period’s operating income was $210 million of restructuring costs, compared to the prior year nine month period which included $82 million of restructuring costs and an $84 million Japanese pension gain.
Controls Group
Controls Group operating income was $179 million (excluding $51 million of restructuring costs) for the first nine months of fiscal 2005, up $20 million from the prior period operating income of $159 million (excluding $13 million of restructuring costs). The increase was due to higher gross profit in Europe and North America, partially offset by higher SG&A in North America.
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
Seating & Interiors — North America
Seating & Interiors — North America operating income was $242 million (excluding $12 million of restructuring costs), compared to the prior period operating income of $371 million (excluding $5 million of restructuring costs). The decrease of $129 million was due to selling price reductions and material cost increases in excess of cost savings, partially offset by lower SG&A.
Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $91 million in the period. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.
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
SG&A expenses decreased $59 million in the period primarily due to lower net engineering expenses.

Seating & Interiors — Europe
Seating & Interiors — Europe operating income was $165 million (excluding $130 million of restructuring costs), compared to the prior period operating income of $46 million (excluding $51 million of restructuring costs) due to increased volumes of higher margin interior systems, improved launch efficiencies, fewer overall launches, and operational improvements that more than offset the price and commodity cost increases. Excluding the positive impact of foreign currency, operating income increased $112 million.
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
Seating & Interiors — Asia
Seating & Interiors — Asia operating income was $19 million in the first nine months of fiscal 2005, consistent with the prior year period of $19 million (excluding an $84 pension gain).
Battery Group
Battery Group operating income in the nine month period ended June 30, 2005 increased 36% to $235 million (excluding $17 million of restructuring costs) from the prior period operating income of $173 million (excluding $13 million of restructuring costs). The increase is primarily due to higher sales volumes in both the Americas and Europe and the acquisition of the remaining interest in the Company’s Latin American Joint Venture in the fourth quarter of fiscal year 2004, which added approximately $20 million to the current period. The Battery Group also benefited from a favorable product mix in North America and operational improvements in Europe. In addition, the incremental effect of commodity costs benefited North America in the current period by $9 million due to the implementation of lead hedges and improved pass through of lead costs, while the effect of changes in commodity costs were unfavorable to Europe by $13 million.
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
Other Income/Expense
Other net expense decreased in the nine months ended June 30, 2005 compared to the prior year period due to lower Miscellaneous – net expenses, which was partially offset by higher net interest expenses and lower equity income. Miscellaneous – net expense in the current period decreased approximately $28 million from the prior year period as the prior year included approximately $6 million of expense associated with the early redemption of outstanding bonds, higher non-recurring litigation expenses and higher foreign currency losses. Net interest expense increased from the prior year period primarily as a result of higher interest rates. Equity income was lower due to lower earnings from certain Seating & Interiors joint ventures in China.
Provision for Income Taxes
The Company’s estimated base effective income tax rate for continuing operations for the nine month period ended June 30, 2005 declined to 25.1%, from 26.6% for the prior year period due to continuing global tax planning initiatives. The Company’s base effective tax rate for the nine month period ended June 30, 2005 benefited from an $11.5 and $69 million tax benefit in the first and second quarters, respectively, due to a change in tax status of a French and a German subsidiary. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for US federal income tax purposes. The US shareholder received a tax benefit for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the French and German entities from controlled foreign corporations (i.e. taxable entities) to branches (i.e. flow through entities similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. These benefits were partially offset by an increase in the tax valuation allowance of $28 million related to second quarter restructuring charges for which no tax benefits were recorded in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. The prior year nine month period ended June 30, 2004 benefited from a $17 million favorable tax settlement related to prior periods.
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
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries in the first nine months of fiscal year 2005 decreased $5 million from the prior year period. The decrease was primarily due to lower earnings at certain Seating & Interiors joint ventures in North America, partially offset by higher earnings at certain Seating & Interiors joint ventures in Asia.
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
Comparison of Financial Condition
Working Capital and Cash Flow
Working capital, excluding cash and debt, of $0.7 billion at June 30, 2005 was $0.2 billion lower than at fiscal year-end and comparable to one year ago. The decrease from year-end was due to the disposition of the net assets of the discontinued operations, higher other current liabilities and accrued compensation and benefits, partially offset by higher accounts receivable and other current assets. Working capital was flat compared to one year ago based on higher accounts receivable and other current assets, which were completely offset by the disposition of the net assets of the discontinued operations, higher other current liabilities and accrued compensation and benefits.
The Company’s days sales in accounts receivable for the three months ended June 30, 2005 was 52, consistent with the period ended September 30, 2004 and June 30, 2004 days sales in accounts receivable.
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
Cash provided by operating activities of continuing operations was $347 million and $740 million for the three and nine month period ended June 30, 2005, respectively. In comparison to the three and nine month periods in the prior year, the cash provided by operating activities decreased $54 million and $111 million, respectively. The decrease in the nine month period ended June 30, 2005 primarily relates to the decrease in factored foreign currency trade account receivables in foreign countries.
Capital Expenditures
Capital spending for property, plant and equipment for the three month period ended June 30, 2005 was $104 million, down $73 million from the comparable prior year period. For the nine month period ended June 30, 2005, capital spending was $387 million, down $170 million from the same period in the prior year. The majority of the current year spending was attributable to the Seating & Interiors business. Management has decreased its estimate for full year fiscal 2005 capital expenditures to $625 to $675 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Restatement
On July 18, 2005, in response to a comment raised by the Staff of the Securities and Exchange Commission, the Audit Committee of the Board of Directors and management of the Company concluded that the Company’s financial statements for the years ended September 30, 2004, 2003 and 2002 and as of and for the three month periods ended December 31, 2004 and 2003, as of and for the three and six month periods ended March 31, 2005 and 2004 and as of and for the three and nine month periods ended June 30, 2004, should be restated and such financial statements should no longer be relied upon. The restatement revised the segment information included in previously filed financial statements, including Note 8 – Goodwill and Other Intangible Assets in this Form 10-Q/A. As the restatement only related to the disclosure of the Company’s segment information, previously reported net sales, operating income, net income and earnings per share were unchanged.
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
This restatement (Amendment No. 1 filed on December 22, 2005) also caused the Company to restate certain previously reported footnotes that were impacted as a result of the North American joint venture deconsolidation. This includes Note 2 — Inventories, Note 5 — Research and Development, Note 8 — Goodwill and Other Intangible Assets, Note 11 — Segment Information, and Note 12 — Income Taxes. This restatement (Amendment No. 1 filed on December 22, 2005) did not impact previously reported income from continuing operations, net income or earnings per share and its impact on the Consolidated Statement of Cash Flows was not significant.
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005. In light of the material weaknesses, the Company performed additional analysis and other post-closing procedures in connection with the preparation of its consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in this quarterly filing on Form 10-Q/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses were identified in the Company’s assessment of the effectiveness of disclosure controls and procedures as of June 30, 2005:
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
As a result of these material weaknesses, the Company concluded that our disclosure controls and procedures were not effective as of June 30, 2005.
Remediation of Material Weakness in Internal Control
As reported in Part I, Item 4, “Controls and Procedures,” of the Company’s’ quarterly report on Form 10-Q for the quarter ended June 30, 2005, remedial actions were taken in the third quarter of fiscal 2005, which were applied in preparing the financial statements for the quarter ended June 30, 2005, to address the material weakness in the Company’s internal control over financial reporting with respect to the identification of operating and reportable segments. Specifically, the Company implemented the following actions:
•	Key personnel involved in the financial reporting process have enhanced the controls by which the SFAS 131 authoritative guidance is monitored and applied on a regular basis. In addition, the Company will now require the Company’s Disclosure Committee to review its segment reporting on a quarterly basis and the Company has revised its monthly reporting package used by the Chief Operating Decision Maker. The Company’s management believes that these corrective actions have remediated this deficiency in the Company’s disclosure controls and procedures as of June 30, 2005 and as of the date of this filing.
These additional remedial actions were taken by the Company:

•	The Company expanded its review and approval procedures at the Business Unit and Corporate level related to joint venture agreements using a newly developed checklist and now requires CFO and Controller review and approval of any situation where the Company is not consolidating a joint venture in which it has an equity interest greater than 50% or where the Company is consolidating a joint venture in which it has an equity interest of 50% or less. In addition, the Company has established formal quarterly review requirements related to the identification of any ownership, business or operational responsibility changes at its joint ventures and related accounting assessments and enhanced global training regarding joint venture accounting and the related authoritative guidance.

•	The Company rescinded all intercompany upstream guarantees and replaced them with alternative intercompany arrangements in November 2005. Accordingly, future disclosure of this information will no longer be required. To the extent new intercompany guarantees are required in the future, the Company’s Treasury Department will ensure that all intercompany guarantees are maintained in its central repository of external guarantees and reviewed on a quarterly basis using a newly developed checklist. In addition, the Company’s Corporate Accounting Department will review the central repository of guarantees in conjunction with its preparation and filing of the Company’s quarterly reports on Form 10-Q and annual reports on Form 10-K.
Changes in Internal Control over Financial Reporting
Other than noted above, there were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet be Purchased
	Total Number of	Average Price Paid	Part of the Publicly	under the
Period	Shares Purchased	per Share	Announced Program	Program(1)
4/1/05 — 4/30/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$41,721,000
Total	—	—	—	$41,721,000
5/1/05 — 5/31/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$38,678,000
Total			—	$38,678,000
6/1/05 — 6/30/05
Purchases by Company	3,446	$56.68	—	—
Purchases by Citibank	—	—	—	$39,239,000
Total	3,446	$56.68	—	$39,239,000

(1)	The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement as of the end of the period in question.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 51 filed herewith.

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