Form 10-Q
period 2005-12-31
JOHNSON CONTROLS INC
filed 2006-02-08
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
(Address of principal executive office)
Registrant’s telephone number, including area code: (414) 524-1200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2005

Common Stock $.04 1/6 Par Value	194,173,204

JOHNSON CONTROLS, INC.
FORM 10-Q
December 31, 2005
REPORT INDEX

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions; unaudited)

	December 31,	September 30,	December 31,
	2005	2005	2004
ASSETS
Cash and cash equivalents	$167.6	$171.3	$107.9
Accounts receivable — net	5,691.4	4,986.7	4,110.5
Inventories	1,579.0	983.1	913.5
Assets of discontinued operations	139.3	—	598.1
Other current assets	1,356.9	997.7	845.2

Current assets	8,934.2	7,138.8	6,575.2

Property, plant and equipment — net	3,971.2	3,581.6	3,477.1
Goodwill — net	5,640.9	3,732.6	3,713.4
Other intangible assets — net	772.2	289.0	299.0
Investments in partially-owned affiliates	436.7	444.9	464.5
Other noncurrent assets	1,392.7	957.5	825.6

Total assets	$21,147.9	$16,144.4	$15,354.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$720.7	$684.0	$901.9
Current portion of long-term debt	603.9	80.9	217.4
Accounts payable	4,095.8	3,937.5	3,358.9
Accrued compensation and benefits	893.7	704.4	576.8
Accrued income taxes	137.7	44.3	14.7
Liabilities of discontinued operations	37.6	—	176.2
Other current liabilities	2,231.4	1,390.3	1,211.9

Current liabilities	8,720.8	6,841.4	6,457.8

Long-term debt	4,001.9	1,577.5	1,668.5
Postretirement health and other benefits	266.5	158.7	163.6
Minority interests in equity of subsidiaries	167.7	195.6	142.5
Other noncurrent liabilities	1,846.8	1,313.1	1,340.8
Shareholders’ equity	6,144.2	6,058.1	5,581.6

Total liabilities and shareholders’ equity	$21,147.9	$16,144.4	$15,354.8

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data; unaudited)

	Three Months
	Ended December 31,
	2005	2004
Net sales
Products and systems*	$6,641.6	$5,813.8
Services*	886.0	804.0

	7,527.6	6,617.8

Cost of sales
Products and systems	5,940.8	5,150.8
Services	670.2	661.6

	6,611.0	5,812.4

Gross profit	916.6	805.4

Selling, general and administrative expenses	685.6	586.1

Operating income	231.0	219.3

Interest income	2.4	4.1
Interest expense	(47.1)	(30.6)
Equity income	24.2	21.3
Miscellaneous — net	7.8	(4.2)

Other income (expense)	(12.7)	(9.4)

Income from continuing operations before income taxes and minority interests	218.3	209.9

Provision for income taxes	37.5	38.9
Minority interests in net earnings of subsidiaries	13.5	14.8

Income from continuing operations	167.3	156.2

(Loss) income from discontinued operations, net of income taxes	(1.9)	12.2

Net income	$165.4	$168.4

Earnings per share from continuing operations
Basic	$0.87	$0.82

Diluted	$0.86	$0.81

Earnings per share
Basic	$0.86	$0.88

Diluted	$0.85	$0.87

*	Products and systems consist of interior experience and power solutions products and systems and building efficiency products and installed systems. Services relate solely to the building efficiency business.

The accompanying notes are an integral part of the financial statements.

JOHNSON CONTROLS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions; unaudited)

	Three Months
	Ended December 31,
	2005	2004
Operating Activities
Net income	$165.4	$168.4
Loss (income) from discontinued operations	1.9	(12.2)

Income from continuing operations	167.3	156.2

Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation	157.1	151.8
Amortization of intangibles	8.3	5.9
Equity in earnings of partially-owned affiliates, net of dividends received	7.6	(20.9)
Minority interests in net earnings of subsidiaries	13.5	14.8
Deferred income taxes	3.5	(0.4)
Other	2.6	(0.5)
Changes in working capital, excluding acquisition of businesses
Receivables	(51.5)	194.1
Inventories	9.0	(6.9)
Other current assets	(4.2)	(58.5)
Restructuring reserves	(27.0)	—
Accounts payable and accrued liabilities	(373.5)	(245.9)
Accrued income taxes	105.9	9.7

Cash provided by operating activities of continuing operations	18.6	199.4

Investing Activities
Capital expenditures	(68.8)	(140.1)
Sale of property, plant and equipment	5.2	4.2
Acquisition of businesses, net of cash acquired	(2,564.2)	(33.1)
Recoverable customer engineering expenditures	—	(3.3)
Settlement of cross-currency interest rate swaps	66.4	(60.4)
Changes in long-term investments	19.2	(7.7)

Cash used by investing activities	(2,542.2)	(240.4)

Financing Activities
Increase in short-term debt — net	15.5	88.5
Increase in long-term debt	2,526.2	3.4
Repayment of long-term debt	(75.1)	(16.3)
Payment of cash dividends	(3.8)	(3.6)
Other	61.6	12.1

Cash provided by financing activities	2,524.4	84.1

Cash used by discontinued operations	(4.5)	(34.4)

(Decrease) increase in cash and cash equivalents	$(3.7)	$8.7

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. The September 30, 2005 Consolidated Statement of Financial Position is derived from the audited financial statements. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results which may be expected for the Company’s 2006 fiscal year because of seasonal and other factors. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.	New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a company is required to recognize a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for companies no later than the end of their first fiscal year ending after December 15, 2005. The Company is currently evaluating the impact this new interpretation will have upon adoption.

3.	Acquisition of Business

On December 9, 2005, the Company completed its acquisition of York International Corporation (York). The Company paid $56.50 for each outstanding share of York common stock. The total cost of the acquisition, excluding cash acquired, was approximately $3.1 billion, including the assumption of approximately $563 million of debt, change in control payments and direct costs of the transaction. The Company initially financed the acquisition by issuing unsecured commercial paper. The commercial paper was refinanced with long-term debt on January 17, 2006, which is recorded as long-term debt in the December 31, 2005 Consolidated Statement of Financial Position (see Note 19).

Management believes the acquisition of York enables the Company to become a single source supplier of integrated products and services for building owners to optimize comfort and energy efficiency. The acquisition enhances the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
HVAC&R, controls, fire and security capabilities and positions the Company in a strategic leadership position in the global building environment industry which offers significant growth potential.

The following table summarizes the preliminary fair values of the York assets acquired and liabilities assumed at the date of acquisition.

(In millions)
Current assets, net of cash acquired	$1,786.3
Property, plant and equipment	569.6
Goodwill	1,957.9
Other intangible assets	494.4
Other noncurrent assets	592.0

Total assets	5,400.2
Current liabilities	1,569.3
Long-term liabilities	1,297.9

Total liabilities	2,867.2

Net assets acquired	$2,533.0

Goodwill of approximately $2.0 billion, none of which is tax deductible, has been assigned to the York segment. Approximately $234 million of intangible assets were recorded that are subject to amortization with useful lives between 1.5 and 30 years, of which approximately $180 million was assigned to customer relationships with useful lives between 20 and 30 years. Approximately $260 million of trademarks were recorded that are not subject to amortization. The purchase price allocation may be subsequently adjusted to reflect final appraisals and other valuation studies.

In connection with the acquisition of York, the Company has undertaken certain restructurings of the acquired business. The restructuring activities include reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired business. The estimated cost of these restructuring activities were recorded as costs of the acquisition and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company will finalize restructuring plans for York in fiscal year 2006 and expects the amount to be approximately $200 million to $250 million. Activity during the quarter was not significant. Unresolved matters at December 31, 2005 primarily include the completion of planned closing of facilities and severance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
If the York acquisition was completed on October 1, 2004, the Company’s unaudited pro forma financial information would have been as follows:

	Three Months
	Ended December 31,
(In millions)	2005	2004

Net sales	$8,276.0	$7,733.9
Income from continuing operations	154.6	119.3
Net income	152.6	125.6
Earnings per share from continuing operations
Basic	$0.80	$0.63
Diluted	$0.79	$0.62
Earnings per share
Basic	$0.79	$0.66
Diluted	$0.78	$0.65
The pro forma information for the three month period ended December 31, 2004 includes expense of approximately $52 million for the amortization of the inventory write-up. The pro forma information for the three month period ended December 31, 2005 includes the reversal of approximately $31 million related to the amortization of the inventory write-up for the month of December that was included in the Company’s consolidated operating results. The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.
4.	Discontinued Operations

In February 2005, the Company completed the sale of its engine electronics business, included in the interior experience — Europe segment, to Valeo for approximately € 316 million, or about $419 million. This non-core business was acquired in fiscal 2002 from Sagem SA. The sale of the engine electronics business resulted in a gain of approximately $81 million ($51 million after tax), net of related costs.

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

In December 2005, the Company acquired Bristol Compressors as part of its acquisition of York (see Note 3) and has engaged a firm to actively market the business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following summarizes the revenues and expenses of the discontinued operations:

					Johnson Controls
	Bristol Compressors		Engine Electronics		World Services, Inc.
	Three Months		Three Months		Three Months
	Ended December 31,		Ended December 31,		Ended December 31,
(In millions)	2005	2004	2005	2004	2005	2004

Net sales	$18.8	$—	$—	$118.8	$—	$155.1
Cost of sales	21.1	—	—	99.8	—	143.5

Gross (loss) profit	(2.3)	—	—	19.0	—	11.6
Selling, general and administrative expenses	0.9	—	—	6.8	—	4.4

Operating (loss) income	(3.2)	—	—	12.2	—	7.2
Miscellaneous — net	0.2	—	—	—	—	0.2

(Loss) income before income taxes and minority interests	(3.0)	—	—	12.2	—	7.4
(Benefit) provision for income taxes	(1.1)	—	—	4.3	—	2.8
Minority interests	—	—	—	—	—	0.3

Net (loss) income	$(1.9)	$—	$—	$7.9	$—	$4.3

(Loss) earnings per share from discontinued operations
Basic	$(0.01)	$—	$—	$0.04	$—	$0.02

Diluted	$(0.01)	$—	$—	$0.04	$—	$0.02

The Consolidated Statement of Financial Position at December 31, 2005 and 2004 includes assets of discontinued operations of $139 million and $598 million, respectively, consisting of goodwill ($0 and $188 million, respectively), accounts receivable ($40 million and $224 million, respectively), property, plant and equipment – net ($61 million and $71 million, respectively), other intangible assets – net ($0 and $60 million, respectively) and other miscellaneous assets ($38 million and $55 million, respectively). Liabilities of discontinued operations at December 31, 2005 and 2004 totaled $38 million and $176 million, respectively, consisting of accounts payable ($24 million and $122 million, respectively), accrued compensation ($6 and $39 million, respectively) and other miscellaneous liabilities ($8 million and $15 million, respectively).

In addition, Bristol Compressors includes an unconsolidated joint venture for which the Company has guaranteed certain financial liabilities. The maximum amount of future payments which the Company could be required to make under these guarantees was approximately $19 million as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5.	Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within Accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within Other current liabilities in the Consolidated Statement of Financial Position. Amounts included within Accounts receivable — net related to these contracts were $355 million, $315 million and $308 million as of December 31, 2005, September 30, 2005, and December 31, 2004, respectively. Amounts included within Other current liabilities were $265 million, $226 million and $219 million as of December 31, 2005, September 30, 2005, and December 31, 2004, respectively.

6.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following:

	December 31,	September 30,	December 31,
(In millions)	2005	2005	2004

Raw materials and supplies	$651.0	$497.2	$469.9
Work-in-process	259.9	157.8	139.5
Finished goods	716.1	377.8	338.4

FIFO inventories	1,627.0	1,032.8	947.8
LIFO reserve	(48.0)	(49.7)	(34.3)

Inventories	$1,579.0	$983.1	$913.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2005 and the three-month period ended December 31, 2005 were as follows:

		Interior
		Experience -	Interior	Interior
	Building	North	Experience -	Experience -	Power
(In millions)	Efficiency	America	Europe	Asia	Solutions	York	Total

Balance as of December 31, 2004	$458.0	$1,177.0	$1,116.7	$198.1	$763.6	$—	$3,713.4
Goodwill from business acquisitions	76.9	8.0	—	—	72.3	—	157.2
Currency translation	(17.7)	1.1	(102.1)	(7.2)	(21.5)	—	(147.4)
Other	(1.8)	(0.2)	(1.2)	1.5	11.1	—	9.4

Balance as of September 30, 2005	515.4	1,185.9	1,013.4	192.4	825.5	—	3,732.6
Goodwill from business acquisitions	2.3	—	—	—	6.6	1,957.9	1,966.8
Currency translation	(5.9)	—	(26.1)	(5.4)	(7.0)	—	(44.4)
Other	2.5	(10.8)	—	—	(5.8)	—	(14.1)

Balance as of December 31, 2005	$514.3	$1,175.1	$987.3	$187.0	$819.3	$1,957.9	$5,640.9

See Note 3 for the discussion of York goodwill.

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of:

	December 31, 2005			September 30, 2005			December 31, 2004
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(In millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$261.7	$(106.2)	$155.5	$230.9	$(102.8)	$128.1	$230.9	$(89.6)	$141.3
Unpatented technology	31.7	(7.2)	24.5	31.5	(6.8)	24.7	33.1	(5.6)	27.5
Customer relationships	274.3	(9.7)	264.6	95.5	(7.6)	87.9	90.8	(7.5)	83.3
Miscellaneous	30.8	(8.9)	21.9	9.9	(8.3)	1.6	9.9	(7.8)	2.1

Total amortized
intangible assets	598.5	(132.0)	466.5	367.8	(125.5)	242.3	364.7	(110.5)	254.2
Unamortized intangible assets
Trademarks	298.6	—	298.6	39.6	—	39.6	38.8	—	38.8
Pension asset	7.1	—	7.1	7.1	—	7.1	6.0	—	6.0

Total unamortized
intangible assets	305.7	—	305.7	46.7	—	46.7	44.8	—	44.8

Total intangible assets	$904.2	$(132.0)	$772.2	$414.5	$(125.5)	$289.0	$409.5	$(110.5)	$299.0

Amortization of other intangible assets for the three month periods ended December 31, 2005 and 2004 was $8 million and $6 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $33 million per year over the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8.	Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires replacement of defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates and specifically identifiable claims and include estimated costs for labor and parts. Certain of the Company’s warranties include standard warranties and extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Extended warranty contracts sold are reflected as accruals for warranties issued and amortized revenue is reflected as settlements made in the table below. Based on an analysis of return rates and other factors, the warranty provisions are adjusted as necessary. While warranty costs have historically been within calculated estimates, it is possible that future warranty costs could exceed those estimates. The Company’s product warranty liability is included in Other current liabilities in the Consolidated Statement of Financial Position.

The changes in the carrying amount of total product warranty liability for the three-month period ended December 31, 2005 were as follows:

(In millions)
Balance as of September 30, 2005	$61.3
Accruals for warranties issued during the period	28.2
Accruals from business acquisition	81.1
Accruals related to pre-existing warranties (including changes in estimates)	(0.7)
Settlements made (in cash or in kind) during the period	(16.8)
Currency translation	0.7

Balance as of December 31, 2005	$153.8

9.	Guarantees

The Company has guaranteed the residual value related to the Company aircraft accounted for as synthetic leases. The guarantees extend through the maturity of each respective underlying lease through September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values, not to exceed $44 million in aggregate at December 31, 2005. The Company has recorded a liability of approximately $6 million within Other noncurrent liabilities relating to the Company’s obligation under the guarantees at December 31, 2005.

10.	Stock-Based Compensation

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
123, “Accounting for Stock-Based Compensation” (SFAS 123) and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.”

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. The cumulative impact of adopting this standard was not significant to the Company’s operating results.

On December 31, 2005, the Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $22 million and $13 million for the three months ended December 31, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $9 million and $5 million for the three months ended December 31, 2005 and 2004, respectively.

Prior to the adoption of SFAS 123(R) the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS 123(R), the Company will apply a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of SFAS 123(R), an approximate $5 million reduction of pre-tax compensation cost and $1 million additional pre-tax compensation cost would have been recognized for the three month periods ended December 31, 2005 and 2004, respectively.

Stock Option Plan

Stock Options

The Company’s 2000 Stock Option Plan, as amended (the Plan), which is shareholder-approved, permits the grant of stock options to its employees for up to 12.8 million shares of common stock (4.5 million shares of common stock remain available to be granted as of December 31, 2005). Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
grant; those option awards vest between two and three years and have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months
	Ended December 31,
	2005	2004
Expected life of option (years)	5	5
Risk-free interest rate	4.46%	3.48%
Expected volatility of the Company’s stock	20.00%	20.00%
Expected dividend yield on the Company’s stock	1.70%	1.76%
Expected forfeiture rate	10.00%	8.00%
The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months
	Ended December 31,
(In millions)	2005	2004

Net income, as reported	$165.4	$168.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects of $3.2 million and $2.2 million, respectively	4.9	3.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $3.2 million and $3.1 million, respectively	(4.9)	(4.7)

Pro forma net income	$165.4	$167.1

Earnings per share
Basic — as reported	$0.86	$0.88

Basic — pro forma	$0.86	$0.88

Diluted — as reported	$0.85	$0.87

Diluted — pro forma	$0.85	$0.86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A summary of stock option activity as of December 31, 2005, and changes for the three month period then ended is presented below:

			Weighted
			Average
	Weighted	Shares	Remaining	Aggregate
	Average	Subject to	Contractual	Intrinsic
	Option Price	Option	Life (years)	Value

Outstanding,
September 30, 2005	$45.62	10,524,494
Granted	67.69	2,840,641
Exercised	33.82	(1,339,183)
Forfeited or expired	52.35	(18,117)

Outstanding,
December 31, 2005	$52.14	12,007,835	7.7	$249,396,259

Exerciseable,
December 31, 2005	$40.36	5,704,005	6.0	$185,665,363

The weighted-average grant-date fair value of options granted during the three month periods ended December 31, 2005 and 2004 was $14.77 and $11.79, respectively. The total intrinsic value of options exercised during the three month periods ended December 31, 2005 and 2004 was approximately $48 million and $25 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the three months ended December 31, 2005 and 2004 of approximately $43 million and $27 million, respectively. The tax benefit from the exercise of stock options, which is recorded in additional paid-in-capital, approximated $18 million and $27 million, respectively, for the three month periods ended December 31, 2005 and 2004. The Company does not settle equity instruments granted under share-based payment arrangements for cash.

Stock Appreciation Rights (SARs)

The Plan also permits stock appreciation rights to be separately granted to certain employees. SARs vest under the same terms and conditions as option awards; however, are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in the Company’s Consolidated Statement of Financial Position as a liability until the date of exercise.

The fair value of each SAR award is estimated using a similar method described for option awards. In accordance with SFAS 123(R), the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. Prior to the effective date of SFAS 123(R), the SAR liability and expense was determined based on the intrinsic value of each award at the end of each reporting period. The difference between the fair value and intrinsic value of SAR awards on the date of adoption of SFAS 123(R) (October 1, 2005) was not material to the Company’s operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The assumptions used to determine the fair value of the SAR awards at December 31, 2005 were as follows:

December 31,
2005
Expected life of SAR (years)	0.5 - 4.5
Risk-free interest rate	3.93 - 4.41%
Expected volatility of the Company’s stock	20.00%
Expected dividend yield on the Company’s stock	1.70%
Expected forfeiture rate	0-10%
A summary of SAR activity as of December 31, 2005, and changes for the three months then ended is presented below:

			Weighted
			Average
	Weighted	Shares	Remaining	Aggregate
	Average	Subject to	Contractual	Intrinsic
	SAR Price	SAR	Life (years)	Value

Outstanding,
September 30, 2005	$39.05	999,165
Granted	67.69	287,643
Exercised	36.55	(105,653)
Forfeited or expired	—	—

Outstanding,
December 31, 2005	$52.29	1,181,155	7.6	$24,355,416

Exerciseable,
December 31, 2005	$39.12	525,388	5.8	$17,752,861

In conjunction with the exercise of SARs granted, the Company made payments of approximately $4 million and $3 million during the three month periods ended December 31, 2005 and 2004, respectively.
Restricted (Nonvested) Stock
In fiscal 2002, the Company adopted a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the restricted stock plan vest 50% after two years and 50% after four years. There were 254,000 restricted shares or restricted share units awarded in fiscal 2004 with an average fair market value of $57.80 per share. In fiscal 2002, there were 316,000 restricted shares or restricted share units awarded with an average fair market value of $40.50 per share. There were no shares issued in fiscal 2003, fiscal 2005 or to date in fiscal 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the three month period then ended, is presented below:

	Weighted	Shares
	Average	Subject to
	Price	Restriction

Nonvested at
September 30, 2005	$50.06	237,000
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested at
December 31, 2005	$50.06	237,000

As of December 31, 2005, there was approximately $11 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.
11.	Restructuring Costs
In the second quarter of fiscal year 2005, the Company executed a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These restructuring charges include workforce reductions of approximately 3,100 employees within interior experience and power solutions and 800 employees in the building efficiency business. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of December 31, 2005, approximately 1,240 employees within interior experience and the power solutions businesses and 650 employees in the building efficiency business have been separated from the Company. In addition, the 2005 Plan includes eight plant closures within interior experience and power solutions and four plant closures within building efficiency. The write downs of the long-lived assets associated with the plant closures were determined using a discounted cash flow analysis. The interior experience and power solutions actions are primarily concentrated in Europe, while the building efficiency restructuring actions involve activities in both North America and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities under the 2005 Plan are now expected to be completed by the end of fiscal year 2006.
The Company recorded the restructuring charge as a result of management’s ongoing review of the Company’s cost structure, the sharp increase in commodity costs, and the economic difficulties facing some of our most significant customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following table summarizes the Company’s 2005 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

	Balance at			Balance at
	Sept. 30,	Utilized		Dec. 31,
(In millions)	2005	Cash	Noncash	2005
Employee severance and termination benefits	$87.7	$(18.8)	$—	$68.9
Other	14.2	(5.0)	—	9.2
Currency translation	(9.1)	—	(1.0)	(10.1)

	$92.8	$(23.8)	$(1.0)	$68.0

Included within Other are exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs of the restructuring plan.
In the second quarter of fiscal year 2004, the Company executed a restructuring plan (2004 Plan) involving cost structure improvement actions and recorded an $82.4 million restructuring charge included in Restructuring costs in the Consolidated Statement of Income. These charges primarily related to workforce reductions of approximately 1,500 employees within interior experience and power solutions and 470 employees in building efficiency. In addition, the 2004 Plan called for four plants within interior experience to be consolidated. Through December 31, 2005, substantially all employees have been separated from the Company. A significant portion of the interior experience and power solutions actions were concentrated in Europe. The building efficiency restructuring actions involved activities in both North America and Europe. The remaining restructuring activities under the 2004 Plan are now expected to be completed in the third quarter of fiscal year 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s 2004 Plan reserve, included within Other current liabilities in the Consolidated Statement of Financial Position:

	Balance at			Balance at
	Sept. 30,	Utilized		Dec. 31,
(In millions)	2005	Cash	Noncash	2005
Employee severance and termination benefits	$11.4	$(3.2)	$—	$8.2
Currency translation	(0.5)	—	0.4	(0.1)

	$10.9	$(3.2)	$0.4	$8.1

12.	Research and Development
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within Selling, general and administrative expenses. Such expenditures amounted to approximately $218 million and $210 million for the three months ended December 31, 2005 and 2004, respectively.
A portion of the costs associated with these activities is reimbursed by customers, and totaled approximately $91 million and $72 million for the three months ended December 31, 2005 and 2004, respectively.
13.	Income Taxes
The Company’s estimated base effective tax rate for continuing operations increased slightly to 24.3% from 24.0% for the prior year period. The prior year period has been adjusted for the discontinued operations of World Services and the engine electronics business. The current quarter rate for continuing operations benefited from an $11.8 million tax benefit due to a change in tax status of a Hungarian and Netherlands subsidiary, while the prior quarter rate for continuing operations benefited from an $11.5 million tax benefit related to a change in tax status of a French subsidiary. The current quarter effective tax rate also benefited from a $3.7 million one time tax benefit related to a $9 million gain resulting from the disposition of its interest in a German joint venture.
The change in tax status in each respective period resulted from a voluntary tax election that produced a deemed liquidation for US federal income tax purposes. The Company received a tax benefit in the US for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the respective subsidiaries from controlled foreign corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, World Services and the engine electronic business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.

The Company reviews the valuation allowance on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At December 31, 2005, the Company had a valuation allowance primarily related to net operating and other loss carryforwards, mainly in the US, Germany, Italy, Mexico and Canada for which sustainable taxable income has not been demonstrated or future capital gains are uncertain at this time.

The Company is subject to income taxes in the US and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies”. The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1997-2003 are currently under various stages of audit by the Internal Revenue Service and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2005, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in Other noncurrent liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (Act). The Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations. As such, the Company is not yet in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the US. The Act allows the Company to repatriate an amount up to $900 million, which represents the cumulative undistributed earnings of foreign subsidiaries subject to the Act including the undistributed earnings of foreign subsidiaries previously owned by York. The respective tax liability if the $900 million was repatriated would be approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$50 million, for which the Company has provided for $11 million at December 31, 2005. The Company expects to be in a position to finalize its assessment by the end of fiscal 2006.
14. Retirement Plans
The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106”:

	Pension
	U.S. Plans		Non-U.S. Plans
	Three Months		Three Months
	Ended December 31,		Ended December 31,
(In millions)	2005	2004	2005	2004
Service cost	$21.4	$16.1	$8.8	$7.2
Interest cost	26.0	22.3	11.0	9.8
Employee contributions	—	—	(0.7)	(0.8)
Expected return on plan assets	(33.7)	(26.0)	(8.5)	(7.5)
Amortization of transitional obligation	(0.5)	(0.5)	—	—
Amortization of net actuarial loss	9.1	4.9	2.4	1.7
Amortization of prior service cost	0.5	0.3	—	(0.1)
Curtailment loss	1.6	—	—	—

Net periodic benefit cost	$24.4	$17.1	$13.0	$10.3

	Postretirement Health and Other
	Benefits
	Three Months
	Ended December 31,
(In millions)	2005	2004
Service cost	$1.6	$1.4
Interest cost	4.0	2.6
Amortization of net actuarial loss	1.0	0.2
Amortization of prior service cost	(1.9)	(0.6)

Net periodic benefit cost	$4.7	$3.6

The Company expects to contribute approximately $65 million in cash to its defined benefit pension plans in fiscal 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. Earnings Per Share
The following table reconciles the denominators used to calculate basic and diluted earnings per share from continuing operations:

	Three Months
	Ended December 31,
(In millions)	2005	2004
Income from continuing operations	$167.3	$156.2

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	193.2	190.7

Effect of dilutive securities:
Stock options	2.2	2.9

Diluted weighted average shares outstanding	195.4	193.6

Antidilutive Securities
Options to purchase common shares	0.1	0.4
16. Comprehensive Income
A summary of comprehensive income is shown below:

	Three Months
	Ended December 31,
(In millions)	2005	2004
Net income	$165.4	$168.4
Realized and unrealized gains (losses) on derivatives	9.4	(4.7)
Foreign currency translation adjustments	(99.6)	199.3

Other comprehensive (loss) income	(90.2)	194.6

Comprehensive income	$75.2	$363.0

The lower foreign currency translation adjustments (CTA) for the three month period ended December 31, 2005 was primarily due to the approximate 3% decrease in the euro compared to an approximate 9% increase in the euro for the prior three month period.
The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the Accumulated other comprehensive income (loss) account. A net gain of approximately $10 million and a net loss of approximately $41 million were recorded for the three-month periods ending December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
17. Segment Information
The Company operates in three primary businesses: building efficiency, interior experience and power solutions. Building efficiency provides facility systems and services including comfort, energy and security management for the non-residential buildings market. Interior experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover vehicles. Power solutions designs and manufactures automotive batteries for the replacement and original equipment markets.
SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS 131, the Company has determined that it currently operates in seven operating segments, of which two within power solutions are aggregated under the accounting standard to arrive at the Company’s six reportable segments for financial reporting purposes. The Company anticipates analyzing its operating and reportable segments in the second quarter of fiscal 2006 as York’s operations are integrated into the building efficiency business and are no longer reviewed by management on a stand-alone basis. York provides heating, ventilating, air conditioning and refrigeration products and services for the residential and non-residential buildings markets.
Management’s evaluation of the performance of the Company’s reportable segments excludes discontinued operations, significant restructuring costs and other significant non-recurring gains or losses. Financial information relating to the Company’s reportable segments is as follows:

	Three Months
	Ended December 31,
(In millions)	2005	2004
Net sales
Building efficiency	$1,343.4	$1,377.3
Interior experience — North America	2,175.1	2,057.5
Interior experience — Europe	2,186.5	2,151.3
Interior experience — Asia	382.4	311.5
Power solutions	975.5	720.2
York	464.7	—

Total	$7,527.6	$6,617.8

Operating income
Building efficiency	$39.8	$35.4
Interior experience — North America	30.2	58.4
Interior experience — Europe	57.9	25.3
Interior experience — Asia	(2.6)	7.1
Power solutions	108.6	93.1
York	(2.9)	—

Total	$231.0	$219.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
A significant portion of the Company’s sales are to customers in the automotive industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations.
19. Subsequent Event
In January 2006, the Company issued $2.5 billion in floating and fixed rate notes consisting of the following four series: $500 million floating rate notes due in fiscal year 2008, $800 million fixed rate notes due in fiscal year 2011, $800 million fixed rate notes due in fiscal year 2016 and $400 million fixed rate notes due in fiscal year 2036. The net proceeds of the offering were used to repay the unsecured commercial paper obligations that were used to initially finance the acquisition of York. Subsequent to the repayment of the commercial paper, the Company terminated their $2.8 billion revolving credit facility which was set to expire in fiscal year 2007. The Company now operates a $1.6 billion commercial paper program backed by its $1.6 billion five-year revolving credit facility. As of December 31, 2005, the Company recorded $2.5 billion of commercial paper within Long-term debt based on this refinancing.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and cash flows for each of the three-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005; and in our report dated December 2, 2005, we expressed (i) an unqualified opinion on those consolidated financial statements, (ii) an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and (iii) an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2005, is fairly stated in all material respects in relation to the consolidated statement of position from which it has been derived.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 8, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Comparison of Operating Results for the Three-Month Periods ended December 31, 2005 and 2004
On December 9, 2005, the Company acquired York International Corporation (York). The results of York’s operations are included in the consolidated results of the Company from the date of acquisition, but are disclosed separately for the purpose of management’s discussion and analysis of financial condition and results of operations (MD&A) in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The Company anticipates analyzing its operating and reportable segments in the second quarter of fiscal 2006 as York’s operations are integrated into the building efficiency business and are no longer reviewed by management on a stand-alone basis.
The following MD&A should be read in conjunction with the September 30, 2005 consolidated financial statements and notes thereto, along with the MD&A included in the Company’s 2005 Annual Report on Form 10-K.
Net Sales
The Company’s net sales for the three-month periods ended December 31, 2005 and 2004 were as follows:

			%
(In millions)	2005	2004	change
Building efficiency	$1,343.4	$1,377.3	-2%
Interior experience — North America	2,175.1	2,057.5	6%
Interior experience — Europe	2,186.5	2,151.3	2%
Interior experience — Asia	382.4	311.5	23%
Power solutions	975.5	720.2	35%
York	464.7	—	*

Total	$7,527.6	$6,617.8	14%

* Metric not meaningful.
Consolidated net sales in the first quarter of fiscal 2006 were $7.5 billion, rising 14% above the prior year period sales of $6.6 billion. Excluding the acquisition of York and the unfavorable effects of foreign currency, sales increased 10% over the prior period.
Building efficiency
Building efficiency sales in the current period were $1.3 billion, 2% lower than the $1.4 billion in the prior year period. Excluding the impact of currency translation, segment sales were flat compared to the prior year.
North American sales were 1% above the prior year. Sales of installed systems contracts grew 10%, with strong growth in the existing buildings markets. Service sales were down 6%, primarily attributable to lower facility management sales.

Excluding the unfavorable effects of currency translation, segment sales in Europe decreased 1% compared to the prior year. Sales decreased in the systems renovation business, while remaining relatively flat in the facility management and new construction businesses.
Sales in Asia, which represent less than 10% of segment revenue, were slightly below the prior year, primarily attributable to the unfavorable impact of currency translation in Japan.
Interior experience — North America
Interior experience — North America sales rose 6% in the current quarter, favorable to the estimated 3% increase in domestic industry vehicle production. The increase also reflected the benefits from new launches and higher volumes with DaimlerChrysler AG as well as Toyota Motor Corporation, Honda Motor Co. and Volkswagen AG.
Interior experience — Europe
Segment sales in Europe for the current year increased 2% above the prior year period. Excluding the unfavorable impact of foreign currency translation, European sales were up 10%. The growth was primarily attributable to the favorable mix of vehicle platforms to the estimated 1% decline in the European industry production. Growth in Europe was also impacted by incremental new business.
Interior experience — Asia
Sales in Asia increased 23% to $382 million in comparison to the prior period, due to higher volumes across all major regions, especially China. Excluding the unfavorable impact of foreign exchange translation, sales increased 26% compared to the prior period.
Power solutions
Automotive battery sales increased 35% to $976 million compared to the first quarter of the prior year primarily due to strong organic sales growth in both North America and Europe and the acquisition of Delphi Corporation’s global battery business in July 2005. Sales increases in both North America and Europe were due to substantially higher unit shipments, partially offset by the unfavorable impact of currency translation in the period. North America experienced strong aftermarket demand aided by the unusually cold weather in December, while Europe sales growth was strong in original equipment and original equipment service sales and the aftermarket.
York
Since the date of acquisition, York contributed $465 million to the Company’s consolidated net sales.

Operating Income
The Company’s operating income for the three-month periods ended December 31, 2005 and 2004 was as follows:

			%
(In millions)	2005	2004	change
Building efficiency	$39.8	$35.4	12%
Interior experience — North America	30.2	58.4	-48%
Interior experience — Europe	57.9	25.3	129%
Interior experience — Asia	(2.6)	7.1	*
Power solutions	108.6	93.1	17%
York	(2.9)	—	*

Total	$231.0	$219.3	5%

* Metric not meaningful.
Consolidated operating income for the first quarter of fiscal 2006 was $231 million, up 5% from the prior period’s $219 million. Excluding the acquisition of York and the unfavorable effects of currency translation, operating income increased 10%.
Building efficiency
Building efficiency operating income in the first quarter of the current year was $40 million, 12% higher than the prior year period. The increase was primarily due to higher gross profits in North America, partially offset by lower gross profits in Europe. SG&A expenses were consistent with the prior period with higher SG&A expenses in North America being offset by lower SG&A expenses in Europe.
North American gross profit increased due to strong system and service sales growth and improved gross margin percentage. Gross profit percentage continued to benefit from improved operational efficiencies associated with the Company’s branch office redesign initiative. European gross profits decreased in the period mainly due to lower system sales.
SG&A was higher in North America primarily due to the incremental impact of acquisitions, while SG&A decreased in Europe due to savings from the prior year restructuring initiative.
Interior experience — North America
Interior experience — North America operating income was $30 million compared to the prior year period operating income of $58 million. The segment was affected by lower gross profit due to selling price reductions and material cost increases in excess of cost savings, partially offset by lower SG&A expenses.
Lower sales mix of mature vehicle programs and incremental sales price reductions exceeded implemented cost reductions and operational efficiencies by approximately $5 million in the period. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.

The segment experienced commodity cost increases, primarily resin and petroleum-based chemicals, of approximately $28 million compared to the prior year period. The Company continues to address the rising commodity costs in the region through negotiations with both its customers and suppliers.
The Company now expects commodity cost pressures from foam chemicals, resin and fuel in North America to continue for the remainder of fiscal year 2006. Steel prices have remained stable in the first quarter of the fiscal year and are expected to remain stable for the remainder of the year.
SG&A expenses decreased $5 million in the period primarily due to lower net engineering expenses, due to customer recoveries in the period, partially offset by an $8.5 million charge for plant closure costs. The plant closure charge followed a customer announcement in November 2005 that they would be closing an assembly plant that is supplied by the Company.
Interior experience — Europe
Interior experience — Europe operating income was $58 million, an increase of $33 million compared to the prior year period operating income of $25 million. The segment benefited from increased volumes of higher margin interior systems, lower launch costs and operational improvements that more than offset the price and commodity cost increases and certain higher SG&A expenses. Excluding the negative impact of foreign currency, operating income increased $38 million.
Implemented cost reductions, operational efficiencies and the higher sales mix of mature vehicle programs exceeded the incremental sales price reductions by approximately $74 million in the period. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.
The incremental effect of commodity costs totaled approximately $16 million in the period. The region continues to experience commodity cost increases less than North America due to the difference in the overall commodity markets in the two regions. SG&A expenses increased approximately $20 million compared to the prior period due to higher program management costs primarily related to purchasing and information technology activities.
Interior experience — Asia
Interior experience — Asia operating income decreased to a $3 million loss in comparison to the prior year period income of $7 million. The decrease was primarily due to start-up and engineering costs associated with new programs within Japan and Korea. The net effect of foreign currency was negligible to the segment’s operating income.
Power solutions
Power solutions operating income increased $16 million to $109 million, a 17% increase compared to the first quarter of the prior year. The increase is primarily due to higher sales volumes in both the Americas and Europe, partially offset by higher SG&A and commodity costs. SG&A was higher in both the Americas and Europe due to the acquisition of Delphi’s global battery business in July 2005. The incremental effect of commodity costs negatively impacted global operating income by approximately $13 million, net of the benefit from the implementation of lead hedges and pass through of lead costs to customers.
York
York’s operating loss was $3 million for the month of December. Included in the current period loss was approximately $45 million of acquisition adjustments, mainly the amortization of the write-up of inventory and other direct integration related costs. Management expects acquisition adjustments and integration costs to be approximately $75-80 million for the 2006 fiscal year.
Full Year Outlook
The Company has confirmed its outlook for the full year of fiscal 2006, including sales growth to approximately $32 billion and earnings per share from continuing operations between $5.00 and $5.15.
Building efficiency sales (including York) are expected to increase approximately 90% over fiscal 2005 due mainly to the anticipated revenues resulting from the acquisition of York. This sales growth is expected to be partially offset by unfavorable effects of currency translation. Operating margin percentage for fiscal 2006 is expected to decline compared to the prior year level as the operational efficiencies associated with the Company’s branch office redesign initiatives are expected to be offset by the seasonality of the York business and certain non-recurring acquisition costs.
Building efficiency orders of installed control systems and technical services in the first quarter were above the prior year level, primarily driven by growth in the Americas. Strong domestic market sectors included education and state and local government. The new construction market strengthened in both North America and Europe.
The building efficiency and York backlogs relate to installed systems and technical service activity, accounted for using the percentage-of-completion method. At December 31, 2005, the unearned backlog to be executed within the next year was $3.2 billion, 7% above the prior year level.
Management anticipates that interior experience sales will be approximately 4% lower than fiscal year 2005. The expected decrease in sales is due to lower production on key platforms and the projected negative effects of currency translation. The interior experience business’s operating margin percentage for fiscal 2006 is expected to be level compared to fiscal 2005 due to the benefits of operational efficiencies, restructuring, and lower launch costs, offset by lower production on key platforms and higher commodity costs in North America. Interior experience has supply agreements with certain of its customers that provide for annual sales price reductions and, in some instances, for the recovery of material cost increases. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the Company is affected by general business conditions in this industry.

Management expects power solutions sales will increase approximately 20%, due primarily to the acquisition of Delphi’s global battery business on July 1, 2005. This growth is expected to be partially offset by unfavorable effects of currency translation. Power solutions’ operating margin percentage will be level with fiscal 2005 due to the short-term dilutive impact of Delphi’s North American operations and commodity cost increases.
Other Income/Expense
Net interest expense in the current period increased from the prior year period primarily as a result of the inclusion of $14 million related to York acquisition financing. Equity income for the three months ended December 31, 2005 increased approximately $3 million year-over-year primarily due to higher earnings at certain interior experience joint ventures in China. Miscellaneous — net income in the current quarter was up approximately $12 million from the prior year period due primarily to a $9 million gain on the sale of its interest in an interior experience joint venture.
Provision for Income Taxes
The Company’s estimated base effective tax rate for continuing operations increased slightly to 24.3% from 24.0% for the prior year period. The prior year period has been adjusted for the discontinued operations of World Services and the engine electronic business. The current quarter rate for continuing operations benefited from an $11.8 million tax benefit due to a change in tax status of a Hungarian and Netherlands subsidiary, while the prior quarter rate for continuing operations benefited from an $11.5 million tax benefit related to a change in tax status of a French subsidiary. The current quarter effective tax rate also benefited from a $3.7 million one time tax benefit related to a $9 million gain resulting from the disposition of its interest in a German joint venture.
The change in tax status in each respective period resulted from a voluntary tax election that produced a deemed liquidation for US federal income tax purposes. The Company received a tax benefit in the US for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the respective subsidiaries from controlled foreign corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for US federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”
The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, World Services and the engine electronic business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries in the current quarter decreased 9% from the prior year amount of $15 million. The decrease was primarily due to lower earnings at certain building efficiency and interior experience joint ventures in North America, partially offset by the incremental earnings related to a power solutions joint venture acquired in July 2005 with the acquisition of Delphi Corporation’s global battery business.
Income from Continuing Operations
Income from continuing operations for the three months ended December 31, 2005 was $167 million, 7% above the prior year’s $156 million. The increased earnings were a result of higher operating and miscellaneous income, partially offset by higher net interest expense. Diluted earnings per share from continuing operations for the three months ended December 31, 2005 were $0.86, a 6% increase compared to the prior year’s $0.81.
Comparison of Financial Condition
Working Capital and Cash Flow
Working capital, excluding cash and debt, of $1.4 billion at December 31, 2005 was $0.5 billion higher than at fiscal year-end and $0.2 billion higher than one year ago. The increases in current assets and current liabilities are primarily due to the acquisition of York. The increase from year-end was due to higher other current assets, accounts receivable and inventories at December 31, 2005, partially offset by higher other current liabilities and accrued compensation and benefits. The increase from one year ago primarily reflects higher accounts receivable, inventories and other current assets, partially offset by higher accounts payable, accrued compensation and benefits and other current liabilities.
Excluding the impact of the York acquisition, the Company’s days sales in accounts receivable for the three months ended December 31, 2005 was 55, a decrease compared to the period ended September 30, 2005 of 59 and a slight increase from 53 for the period ended December 31, 2004.
Excluding the impact of the York acquisition, the Company’s inventory turnover ratio for the three months ended December 31, 2005 was 19, consistent with the turnover ratio for the three month periods ended September 30, 2005 and December 31, 2004.
Cash provided by operating activities of continuing operations in the current quarter was $19 million compared to $199 million for the three month period ended December 31, 2004. The decrease primarily relates to unfavorable changes in working capital from continuing operations compared to the prior year.
A significant portion of the Company’s sales are to customers in the automotive industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations.
Capital Expenditures
Capital spending for property, plant and equipment for the three month period ended December 31, 2005 was $69 million, down $71 million from the comparable prior year period. The majority of the current quarter spending was attributable to projects in the interior experience business. Management expects capital expenditures to be approximately $775 to $825 million in fiscal year 2006.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has certain subsidiaries, mainly located in Germany, Italy, Mexico, and Canada, which have generated operating losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries. The Company’s long-lived asset impairment analyses indicate that assets of these countries are not impaired based on undiscounted cash flows. At December 31, 2005, the Company does not have any material assets whose recovery is at risk.
Capitalization
Total capitalization of $11.5 billion at December 31, 2005 included short-term debt of $0.7 billion, long-term debt (including the current portion) of $4.6 billion and shareholders’ equity of $6.2 billion. The Company’s total capitalization at September 30, 2005 and December 31, 2004 was $8.4 billion. Total debt as a percentage of total capitalization at December 31, 2005 was 46%, compared with 28% at fiscal year-end and 33% one year ago. The increase from fiscal year-end and one year ago is due to the debt required to finance the acquisition of York. The Company expects the total debt as a percentage of total capitalization to decline to approximately 40% by the end of the fiscal year.
In October 2005, the Company entered into a five-year $1.6 billion revolving credit facility which expires in October 2010. This facility replaces the five-year $625 million revolving credit facility, which would have expired in October 2008, and the 364-day $625 million facility, which expired in October 2005. There were no draws on any of the committed credit lines through December 31, 2005.
In October 2005, the Company entered into a $2.8 billion revolving credit facility. The Company used the revolving credit facility to provide a liquidity backstop for commercial paper that the Company issued to fund the acquisition of York. Subsequent to the repayment of the commercial paper in January of 2006, the Company terminated the revolving credit facility.
In January 2006, the Company issued $2.5 billion in floating and fixed rate notes consisting of the following four series: $500 million floating rate notes due in fiscal year 2008, $800 million fixed rate notes due in fiscal year 2011, $800 million fixed rate notes due in fiscal year 2016 and $400 million fixed rate notes due in fiscal year 2036. The net proceeds of the offering were used to repay the unsecured commercial paper obligations that were used to initially finance the acquisition of York.
In addition to the issuance of debt, the Company’s acquisition of York added approximately $511 million in contractual obligations, primarily unconditional purchase obligations and operating leases, as of December 31, 2005. Unconditional purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.
The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at December 31, 2005 were adequate to meet projected needs. Requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in the remainder of fiscal 2006 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.
Guarantees and Off-Balance Sheet Arrangements
The Company is party to certain synthetic leases which qualify as operating leases for accounting purposes. The lease contracts are associated with the financing of the Company’s aircraft. The guarantees extend through the maturity of each respective underlying lease in September 2006. In the event the Company exercised its option not to purchase the aircraft for the remaining obligations at the scheduled maturity of the leases, the Company has guaranteed the majority of the residual values, not to exceed $44 million at December 31, 2005.
Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a company is required to recognize a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for companies no later than the end of their first fiscal year ending after December 15, 2005. The Company is currently evaluating the impact this new interpretation will have upon adoption.
Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. The cumulative impact of adopting this standard was not significant to the Company’s operating results.
Prior to the adoption of SFAS 123(R) the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS 123(R), the Company will apply a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of SFAS 123(R), an approximate $5 million reduction of pre-tax compensation cost and $1 million additional pre-tax compensation cost would have been recognized for the three month periods ended December 31, 2005 and 2004, respectively.
As of December 31, 2005, there was approximately $83 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.1 years.
Cautionary Statements for Forward-Looking Information
The Company has made forward-looking statements in this document pertaining to its financial results for fiscal 2006 and future years that are based on preliminary data and are subject to risks and uncertainties. The Company believes these to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements, including information concerning possible or assumed future risks. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. For those statements, the Company cautions that numerous important factors, such as automotive vehicle production levels and schedules, additional automotive customer plant closures, the ability to increase prices due to higher raw material costs, the strength of the U.S. or other economies, currency exchange rates, the Company’s effective tax rate, cancellation of commercial contracts, the successful integration of York, as well as those factors discussed in the Company’s Form 8-K filings (dated January 9, 2006 and January 19, 2006), could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the three-month period ended December 31, 2005, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act), the Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that material information relating to the Company is recorded, processed and disclosed on a timely basis. The disclosure controls and procedures are designed by or under the supervision of our management, including our principal executive officer and principal financial officer.
As reported in Item 9A of our annual report on Form 10-K for the year ended September 30, 2005 (the 2005 Form 10-K), we determined that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were ineffective at September 30, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have since implemented the remedial measures described below to remediate the material weakness.
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has reviewed and evaluated the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the remedial measures implemented to correct the deficiencies in our disclosure controls and procedures have been effective to correct those deficiencies and that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
Changes in Internal Control over Financial Reporting
The Company determined that as of September 30, 2005, it did not maintain effective controls over the identification and disclosure of required guarantor subsidiary financial statement information in the Company’s consolidated financial statements as required by Rule 3-10 of Regulation S-X. Specifically, the Company did not have effective controls, including the communication between the Company’s Treasury Department and Accounting Department, to identify the required financial statement disclosures to be included in the Company’s consolidated financial statements resulting from subsidiary guarantees applicable to certain third-party debt of the Company. This control deficiency resulted in the restatement of the Company’s fiscal 2004 and fiscal 2003 consolidated financial statements and our fiscal 2005 and fiscal 2004 interim consolidated financial statements. In addition, this control deficiency could result in inaccurate or incomplete guarantor subsidiary financial statement disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management concluded that this deficiency constituted a material weakness.
The Company implemented enhanced controls and procedures surrounding the identification and reporting of required guarantor subsidiary financial statement disclosures. Furthermore, the Company rescinded all intercompany upstream guarantees and replaced them with alternative intercompany arrangements. To the extent new intercompany guarantees are required in the future, the Company’s Treasury Department now ensures that all intercompany guarantees are maintained in its central repository of external guarantees and the repository is reviewed on a quarterly basis using a newly developed checklist. In addition, the Company’s Accounting Department reviews the central repository of guarantees in conjunction with its preparation and filing of its quarterly reports on Form 10-Q and annual reports on Form 10-K. We have concluded that the actions taken have remediated the material weakness in our internal control over financial reporting.
Other than the corrective measures noted above, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter ended December 31, 2005, the Company acquired York for approximately $3.1 billion, including the assumption of debt. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business.
PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 27, 2005, the Independent Inquiry Committee into the United Nations Oil-for-Food Programme published its Report on Programme Manipulation. It alleges that illegal kickbacks to the Iraqi government were paid by 2,253 companies. A subsidiary of York, York Air Conditioning and Refrigeration FZE, is alleged to have paid $647,110 on six humanitarian goods contracts totaling $7,216,413. Prior to the Company’s acquisition of York, York conducted a preliminary investigation into these allegations, with the Company’s oversight. Also prior to the acquisition, York requested a meeting with the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) to discuss the results of the investigation to date, and representatives of the Company and York attended that meeting. The Company has continued the investigation of this matter since the acquisition of York, has continued to cooperate with the DOJ and SEC and intends to continue to cooperate with appropriate regulatory authorities with respect to the results of its investigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with our offering of registered debt securities that closed on January 17, 2006, we filed a registration statement on Form S-3 (Registration No. 333-130714) with the Securities and Exchange Commission, which was automatically effective and which relates to the public offering from time to time of securities of the Company pursuant to Rule 415 of the Securities Act of 1933, as amended. Pursuant to the registration statement, we issued the following series of debt securities: $500 million floating rate notes due 2008, $800 million 5.25% fixed rate notes due 2011, $800 million 5.5% fixed rate notes due 2016 and $400 million 6.0% fixed rate notes due 2036. The aggregate public offering price for the debt securities registered for sale by us was approximately $2.494 billion. The offering was marketed through a group of underwriters, including Bank of America Securities LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint book-running managers. The offering has since terminated.
We received gross proceeds of approximately $2.494 billion for the sale of shares in the offering, approximately $14.6 million of which was applied to underwriting discounts and commissions, and approximately $0.2 million of which constituted net costs and was applied to legal, accounting and other costs. After deducting the expenses described above, the net proceeds to us from our sale of debt securities in the offering was approximately $2.479 billion. The net proceeds of the offering were used to repay the maturing unsecured commercial paper obligations of the Company that were incurred to finance the acquisition of York.
The Company entered into an Equity Swap Agreement, dated as of March 18, 2004 (the Swap Agreement), with Citibank, N.A. (Citibank). The Company selectively uses equity swaps to reduce market risk associated with its Company stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the Swap Agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount.
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
The following table presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended December 31, 2005. The Swap Agreement reduced compensation expense in the three months ended December 31, 2005 by approximately

$18 million. The repurchases of the Company’s common stock by the Company relate solely to stock option and restricted stock transactions that are treated as involving repurchases of Company common stock for purposes of this disclosure.

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of the	Shares that May
	Number of	Average	Publicly	Yet be Purchased
	Shares	Price Paid	Announced	under the
Period	Purchased	per Share	Program	Program(1)

10/01/05 – 10/31/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$19,315,000
Total	—	—	—	$19,315,000

11/01/05 – 11/30/05
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$16,935,000
Total	—	—	—	$16,935,000

12/01/05 – 12/31/05
Purchases by Company	7,516	$73.27	—	—
Purchases by Citibank	—	—	—	$11,053,000
Total	7,516	$73.27	—	$11,053,000

(1)	The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement as of the end of the period in question.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The registrant held its Annual Meeting of Shareholders on January 25, 2006. The Company’s shareholders approved the election of four directors to serve for a three-year term expiring in 2009:

	For	Withheld
Dennis W. Archer	158,710,914	6,746,355
John M. Barth	160,677,564	4,779,705
Paul A. Brunner	156,352,567	9,104,702
Southwood J. Morcott	156,616,197	8,841,072
The other directors of the Company whose terms in office expire after the 2006 Annual Meeting of Shareholders are as follows: terms expiring at the 2007 Annual Meeting of Shareholders — Robert L. Barnett, Eugenio Clariond Reyes-Retana, Willie D. Davis, Jeffrey A. Joerres and Richard F. Teerlink; and terms expiring at the 2008 Annual Meeting of Shareholders— Natalie A. Black, Robert A. Cornog, William H. Lacy and Stephen A. Roell.

The ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year 2006 was approved by the shareholders with 161,655,119 shares voted for such appointment, 2,413,886 shares voted against and 1,388,264 shares abstained.
The Johnson Controls, Inc. Annual and Long-Term Incentive Performance Plan was approved by the shareholders with 130,789,469 shares voted for, 12,940,146 shares voted against, 2,029,409 shares abstained and 19,880,606 shares counted as broker non-votes.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 42 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: February 8, 2006	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Johnson Controls, Inc. Annual and Long-Term Incentive Performance Plan, effective October 1, 2005 (incorporated by reference to Appendix A of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 12, 2005) (Commission File No. 1-5097)

10.2	Johnson Controls, Inc. 1992 Stock Option Plan, as amended through December 31, 2005.

10.3	Johnson Controls, Inc. 2000 Stock Option Plan, as amended through December 31, 2005.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated February 8, 2006, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.