Form 10-Q
period 2006-03-31
JOHNSON CONTROLS INC
filed 2006-05-09
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-5097
JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State or Other Jurisdiction of Incorporation or Organization)	39-0380010 (I.R.S. Employer Identification No.)
5757 North Green Bay Avenue Milwaukee, Wisconsin 53201
(Address of principal executive offices)(Zip Code)
(414) 524-1200
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2006

Common Stock: $0.04 1/6 par value per share	194,960,736

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHNSON CONTROLS, INC.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	March 31,	September 30,	March 31,
	2006	2005	2005
ASSETS
Cash and cash equivalents	$154	$171	$245
Accounts receivable — net	5,671	4,987	4,522
Inventories	1,598	983	890
Assets of discontinued operations	145	—	—
Other current assets	1,352	998	942

Current assets	8,920	7,139	6,599

Property, plant and equipment — net	3,950	3,581	3,384
Goodwill	5,672	3,733	3,674
Other intangible assets	784	289	287
Investments in partially-owned affiliates	470	445	423
Other noncurrent assets	1,396	957	848

Total assets	$21,192	$16,144	$15,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$445	$684	$382
Current portion of long-term debt	583	81	219
Accounts payable	4,270	3,938	3,605
Accrued compensation and benefits	862	704	674
Accrued income taxes	216	44	—
Liabilities of discontinued operations	36	—	—
Other current liabilities	2,064	1,390	1,300

Current liabilities	8,476	6,841	6,180

Commitments and contingencies (Note 18)

Long-term debt	4,185	1,577	1,665
Postretirement health and other benefits	263	159	153
Minority interests in equity of subsidiaries	138	196	143
Other noncurrent liabilities	1,735	1,313	1,382
Shareholders’ equity	6,395	6,058	5,692

Total liabilities and shareholders’ equity	$21,192	$16,144	$15,215

The accompanying notes are an integral part of these financial statements.

JOHNSON CONTROLS, INC.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net sales
Products and systems	$7,066	$6,088	$13,708	$11,902
Services	1,101	811	1,987	1,615

	8,167	6,899	15,695	13,517

Cost of sales
Products and systems	6,341	5,411	12,282	10,561
Services	773	661	1,443	1,323

	7,114	6,072	13,725	11,884

Gross profit	1,053	827	1,970	1,633

Selling, general and administrative expenses	787	574	1,473	1,161
Restructuring costs	—	210	—	210

Operating income	266	43	497	262

Interest income	3	3	5	7
Interest expense	(72)	(31)	(119)	(61)
Equity income	20	19	44	40
Miscellaneous — net	(8)	(12)	—	(16)

Other income (expense)	(57)	(21)	(70)	(30)

Income from continuing operations before income taxes and minority interests	209	22	427	232

Provision for (benefit from) income taxes	36	(38)	74	1
Minority interests in net earnings of subsidiaries	11	6	24	21

Income from continuing operations	162	54	329	210

Income from discontinued operations, net of income taxes	3	4	1	16
Gain on sale of discontinued operations, net of income taxes	—	145	—	145

Net income	$165	$203	$330	$371

Earnings per share from continuing operations
Basic	$0.83	$0.28	$1.70	$1.10

Diluted	$0.83	$0.28	$1.68	$1.08

Earnings per share
Basic	$0.85	$1.06	$1.70	$1.94

Diluted	$0.84	$1.04	$1.69	$1.91

The accompanying notes are an integral part of these financial statements.

JOHNSON CONTROLS, INC.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
		Revised	Revised
	2006	2005	2006	2005
Operating Activities
Net income	$165	$203	$330	$371

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	169	153	326	309
Amortization of intangibles	12	6	20	12
Equity in earnings of partially-owned affiliates, net of dividends received	(7)	(7)	1	(28)
Minority interests in net earnings of subsidiaries	11	6	24	21
Gain on sale of discontinued operations	—	(145)	—	(145)
Deferred income taxes	(83)	(97)	(80)	(97)
Non cash restructuring costs	—	46	—	46
Other	15	(6)	18	(5)
Changes in working capital, excluding acquisitions and divestitures of businesses
Accounts receivable	30	(467)	(19)	(249)
Inventories	(53)	8	(41)	(2)
Other current assets	30	(27)	26	(90)
Restructuring reserves	(20)	164	(47)	164
Accounts payable and accrued liabilities	(9)	424	(390)	113
Accrued income taxes	111	(75)	217	(65)

Cash provided by operating activities	371	186	385	355

Investing Activities
Capital expenditures	(193)	(141)	(262)	(283)
Sale of property, plant and equipment	7	3	13	8
Acquisition of businesses, net of cash acquired	(22)	—	(2,586)	(33)
Proceeds from sale of discontinued operations	—	687	—	687
Settlement of cross-currency interest rate swaps	—	(12)	66	(72)
Changes in long-term investments	(21)	27	(1)	13

Cash provided (used) by investing activities	(229)	564	(2,770)	320

Financing Activities
Decrease in short-term debt — net	(287)	(523)	(272)	(434)
Increase in long-term debt	199	10	2,725	13
Repayment of long-term debt	(26)	(10)	(101)	(26)
Payment of cash dividends	(105)	(92)	(109)	(96)
Other	63	2	125	14

Cash provided (used) by financing activities	(156)	(613)	2,368	(529)

Increase (decrease) in cash and cash equivalents	$(14)	$137	$(17)	$146

The accompanying notes are an integral part of these financial statements.

1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2005. The results of operations for the three and six month periods ended March 31, 2006 are not necessarily indicative of results for the Company’s 2006 fiscal year because of seasonal and other factors.

Certain prior period amounts have been revised to conform to the current year’s presentation. Specifically, the Company has revised its Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and for the six months ended March 31, 2006 and 2005 to combine cash flows from discontinued operations with cash flows from continuing operations. The Company had previously separated these amounts from continuing operations and reported them as cash used by discontinued operations.

2.	New Accounting Standards

Effective October 1, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” using the modified prospective method. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding stock-based compensation.

In November 2005, the FASB issued Staff Position (“FSP”) SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid in capital pool as prescribed in SFAS No. 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company does not expect the adoption of this FSP will have a material impact on its consolidated financial condition, results of operations and cash flows.

In March 2005, FASB issued Financial Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company is required to adopt FIN 47 prior to the end of fiscal year 2006 and is currently evaluating the impact that the adoption of FIN 47 will have on its consolidated financial condition, results of operations and cash flows.

3.	Acquisition of Business

On December 9, 2005, the Company completed its acquisition of York International Corporation (“York”). The Company paid $56.50 for each outstanding share of York common stock. The total cost of the acquisition, excluding cash acquired, was approximately $3.1 billion, including the assumption of $563 million of debt, change in control payments and direct costs of the transaction. The Company initially financed the acquisition by issuing unsecured commercial paper, which was refinanced with long-term debt on January 17, 2006 (see Note 9).
The acquisition of York enabled the Company to become a single source supplier of integrated products and services for building owners to optimize comfort and energy efficiency. The acquisition enhanced the Company’s heating, ventilating, air conditioning and refrigeration equipment (“HVAC&R”), controls, fire and security capabilities and positions the Company in a strategic leadership position in the global building environment industry which offers significant growth potential.

The following table summarizes the preliminary fair values of the York assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets, net of cash acquired	$1,786
Property, plant and equipment	570
Goodwill	1,950
Other intangible assets	502
Other noncurrent assets	586

Total assets	5,394

Current liabilities	1,563
Long-term liabilities	1,298

Total liabilities	2,861

Net assets acquired	$2,533

Goodwill of approximately $2 billion, none of which is tax deductible, has been recorded in conjunction with the York acquisition. Approximately $246 million of intangible assets were recorded that are subject to amortization with useful lives between 1.5 and 30 years, of which approximately $194 million was assigned to customer relationships with useful lives between 20 and 30 years. Approximately $256 million of trademarks were recorded that are not subject to amortization. The purchase price allocation may be subsequently adjusted to reflect final appraisals and other valuation studies.

In connection with the acquisition of York, the Company has undertaken certain restructurings of the acquired business. The restructuring activities include reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired business. The estimated cost of these restructuring activities were recorded as costs of the acquisition and were provided for in accordance with FASB Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company will finalize restructuring plans for York in fiscal year 2006 and expects the total costs for these activities to be approximately $200 million to $250 million. Restructuring activity during the quarter was not significant. The Company continues to assess severance and exit costs, legal claims and other recorded liabilities as part of its post-acquisition activities, which are expected to be completed by June 30, 2006.

If the York acquisition was completed on October 1, 2004, the Company’s unaudited pro forma consolidated results of operations would have been as follows (in millions, except per share amounts):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net sales	$8,167	$7,832	$15,695	$15,566
Income from continuing operations	176	11	342	129
Net income	179	168	343	293

Earnings per share from continuing operations
Basic	$0.90	$0.05	$1.77	$0.67
Diluted	$0.90	$0.05	$1.75	$0.67

Earnings per share
Basic	$0.92	$0.87	$1.77	$1.53
Diluted	$0.91	$0.86	$1.75	$1.51
The pro forma information for the six month period ended March 31, 2005 includes expense of approximately $53 million for the amortization of the inventory write-up. The pro forma information for the three and six month periods ended March 31, 2006 includes the reversal of approximately $22 million and $53 million, respectively, related to the amortization of the inventory write-up that was included in the Company’s consolidated operating results. The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

4.	Discontinued Operations

The Company acquired Bristol Compressors as part of its acquisition of York (see Note 3) and has engaged a firm to actively market the business.

In March 2005, the Company completed the sale of its Johnson Controls World Services, Inc. subsidiary (“World Services”), which had been included in the Company’s former building efficiency segment, to IAP Worldwide Services, Inc. for approximately $260 million. This non-strategic business was acquired in fiscal 1989 from Pan Am Corporation. The sale of World Services resulted in a gain of approximately $139 million ($85 million after tax), net of related costs.

In February 2005, the Company completed the sale of its engine electronics business, which had been included in the interior experience — Europe segment, to Valeo for approximately €316 million, or about $419 million. This non-core business was acquired in fiscal year 2002 from Sagem SA. As part of the post-closing activities, in the fourth quarter of fiscal year 2005 the Company settled a claim with Valeo for approximately $8 million ($5 million after tax). The sale of the engine electronics business resulted in a gain of approximately $81 million ($51 million after tax), net of related costs.

The following summarizes the revenues and expenses of the discontinued operations for the three and six month periods ended March 31, 2006 and 2005 (in millions, except for per share amounts):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net sales	$59	$266	$78	$540
Cost of sales	54	246	75	490

Gross profit	5	20	3	50
Selling, general and administrative expenses	1	14	2	25

Operating income	4	6	1	25
Miscellaneous — net	—	1	—	1

Income before income taxes and minority interests	4	7	1	26
Provision for income taxes	1	3	—	10
Minority interests	—	—	—	—

Net income	$3	$4	$1	$16

Earnings per share from discontinued operations
Basic	$0.02	$0.02	$—	$0.08

Diluted	$0.01	$0.02	$—	$0.08

Earnings per share from gain on sale of discontinued operations
Basic	$—	$0.76	$—	$0.76

Diluted	$—	$0.74	$—	$0.75

The Condensed Consolidated Statement of Financial Position at March 31, 2006 includes assets of discontinued operations of $145 million consisting of accounts receivable ($35 million), inventory ($45 million), property, plant and equipment — net ($61 million) and other miscellaneous assets ($4 million). Liabilities of discontinued operations at March 31, 2006 totaled $36 million consisting of accounts payable ($29 million) and other miscellaneous liabilities ($7 million).

In addition, Bristol Compressors includes an unconsolidated joint venture for which the Company has guaranteed certain financial liabilities. The maximum amount of future payments for which the Company could be required to make under these guarantees was approximately $17 million at March 31, 2006.

5.	Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within Accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within Other current liabilities in the Condensed Consolidated Statements of Financial Position. Amounts included within Accounts receivable — net related to these contracts were $382 million, $315 million and $320 million at March 31, 2006, September 30, 2005, and March 31, 2005, respectively. Amounts included within Other current liabilities were $275 million, $226 million and $233 million at March 31, 2006, September 30, 2005, and March 31, 2005, respectively.

6.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for most inventories at domestic locations. The cost of other inventories is determined on the first-in, first-out (“FIFO”) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories were comprised of the following (amounts in millions):

	March 31,	September 30,	March 31,
	2006	2005	2005
Raw materials and supplies	$626	$497	$475
Work-in-process	283	158	146
Finished goods	738	378	304

FIFO inventories	1,647	1,033	925
LIFO reserve	(49)	(50)	(35)

Inventories	$1,598	$983	$890

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s businesses for the six month periods ended September 30, 2005 and March 31, 2006 were as follows (amounts in millions):

			Currency
	March 31,	Business	Translation	September 30,
	2005	Acquisitions	and Other	2005
Building efficiency
North America Systems	$45	$—	$—	$45
North America Service	9	2	—	11
North America Unitary Products	—	—	—	—
Global Facilities Management	106	76	—	182
Europe	222	—	(15)	207
Rest of World	75	—	(4)	71
Interior experience
North America	1,177	8	1	1,186
Europe	1,084	—	(71)	1,013
Asia	199	—	(7)	192
Power solutions	757	72	(3)	826

Total	$3,674	$158	$(99)	$3,733

			Currency
	September 30,	Business	Translation	March 31,
	2005	Acquisitions	and Other	2006
Building efficiency (1)	$516	$1,952	$(1)	$2,467
Interior experience
North America	1,186	—	(10)	1,176
Europe	1,013	6	(11)	1,008
Asia	192	—	(1)	191
Power solutions	826	7	(3)	830

Total	$3,733	$1,965	$(26)	$5,672

(1)	The Company is currently in the process of allocating the goodwill recorded from the York acquisition to its building efficiency business reportable segments; allocation is expected to be finalized in the third quarter of fiscal year 2006.
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (amounts in millions):

	March 31, 2006			September 30, 2005			March 31, 2005
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$291	$(113)	$178	$231	$(103)	$128	$235	$(95)	$140
Unpatented technology	31	(8)	23	31	(7)	24	33	(6)	27
Customer relationships	260	(10)	250	96	(8)	88	80	(7)	73
Miscellaneous	29	(12)	17	10	(8)	2	10	(8)	2

Total amortized intangible assets	611	(143)	468	368	(126)	242	358	(116)	242
Unamortized intangible assets
Trademarks	309	—	309	40	—	40	39	—	39
Pension asset	7	—	7	7	—	7	6	—	6

Total unamortized intangible assets	316	—	316	47	—	47	45	—	45

Total intangible assets	$927	$(143)	$784	$415	$(126)	$289	$403	$(116)	$287

Amortization of other intangible assets for the six month periods ended March 31, 2006 and 2005 was $20 million and $12 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $36 million per year over the next five years.

8.	Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires replacement of defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates and specifically identifiable claims and include estimated costs for labor and parts. Certain of the Company’s warranty programs include standard warranties and may include extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Extended warranty contracts sold are reflected as accruals for warranties issued and amortized revenue is reflected as settlements made in the table below. Based on an analysis of return rates and other factors, the warranty provisions are adjusted as necessary. While warranty costs have historically been within calculated estimates, it is possible that future warranty costs could exceed those estimates. The Company’s product warranty liability is included in other current liabilities in the Condensed Consolidated Statements of Financial Position.

The changes in the carrying amount of the total product warranty liability for the six month period ended March 31, 2006 were as follows (amounts in millions):

Balance as of September 30, 2005	$61

Accruals for warranties issued during the period	53
Accruals from business acquisition	81
Accruals related to pre-existing warranties (including changes in estimates)	(1)
Settlements made (in cash or in kind) during the period	(45)

Balance as of March 31, 2006	$149

9.	Long-Term Debt

In January 2006, the Company issued $2.5 billion in floating and fixed rate notes consisting of the following four series: $500 million floating rate notes due in fiscal year 2008, $800 million fixed rate notes due in fiscal year 2011, $800 million fixed rate notes due in fiscal year 2016 and $400 million fixed rate notes due in fiscal year 2036. The Company also entered into a yen 24 billion (approximately $210 million), three year, floating rate loan. The net proceeds of the offering and the bank loan were used to repay the unsecured commercial paper obligations that were used to initially finance the acquisition of York. Subsequent to the repayment of the commercial paper, the Company terminated its $2.8 billion credit facility which was set to expire in fiscal year 2007. The Company now operates a $1.6 billion commercial paper program backed by its $1.6 billion five-year revolving credit facility.

10.	Stock-Based Compensation

Effective October 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.”

Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. The cumulative impact of adopting SFAS 123(R) was not significant to the Company’s operating results since the Company had previously adopted SFAS No. 123. Pro forma net income and basic and diluted earnings per share have not been disclosed as the impact of applying the fair value based method to all outstanding and unvested awards is not material to the Company’s consolidated results of operations.

The Company has two share-based compensation plans, which are described below. The compensation cost charged against income for those plans was approximately $15 million and $2 million for the three months ended March 31, 2006 and 2005, respectively, and approximately $37 million and $15 million for the six months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $5 million and $1 million for the three months ended March 31, 2006 and 2005, respectively, and approximately $14 million and $6 million for the six months ended March 31, 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123(R), the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS No. 123(R), the Company will apply a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of SFAS No. 123(R), an approximate $3 million and $1 million reduction of pre-tax compensation cost would have been recognized for the three month periods ended March 31, 2006 and 2005, respectively, and an approximate $8 million and $3 million reduction of pre-tax compensation cost would have been recognized for the six month periods ended March 31, 2006 and 2005, respectively.
Stock Option Plan

Stock Options

The Company’s 2000 Stock Option Plan, as amended (the “Plan”), which is shareholder-approved, permits the grant of stock options to its employees for up to approximately 13 million shares of common stock (approximately 5 million shares of common stock remain available to be granted at March 31, 2006). Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest between two and three years after the grant date and have 10-year contractual terms.

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

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Expected life of option (years)	5	5	5	5
Risk-free interest rate	4.46%	3.48%	4.46%	3.48%
Expected volatility of the Company’s stock	20.00%	20.00%	20.00%	20.00%
Expected dividend yield on the Company’s stock	1.70%	1.76%	1.70%	1.76%
Expected forfeiture rate	10.00%	8.00%	10.00%	8.00%

A summary of stock option activity at March 31, 2006, and changes for the three and six month periods then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	Option Price	Option	Life (years)	(in millions)

Outstanding, September 30, 2005	$45.62	10,524,494
Granted	67.69	2,840,641
Exercised	33.82	(1,339,183)
Forfeited or expired	52.35	(18,117)

Outstanding, December 31, 2005	$52.14	12,007,835	7.7	$249

Granted	73.10	40,000
Exercised	38.72	(718,966)
Forfeited or expired	57.28	(97,145)

Outstanding, March 31, 2006	$53.03	11,231,724	7.6	$261

Exercisable, March 31, 2006	$40.68	4,986,264	5.9	$177

The weighted-average grant-date fair value of options granted during the three month period ended March 31, 2006 was $16.02 and the weighted-average grant-date fair value of options granted during the six month periods ended March 31, 2006 and 2005 was $14.79 and $13.92, respectively. There were no options issued during the three month period ended March 31, 2005.

The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 was approximately $25 million and $11 million, respectively, and the total intrinsic value of options exercised during the six month periods ended March 31, 2006 and 2005 was approximately $74 million and $36 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the three months ended March 31, 2006 and 2005 of approximately $24 million and $13 million, respectively, and for the six months ended March 31, 2006 and 2005 of approximately $67 million and $40 million, respectively.

The tax benefit from the exercise of stock options, which is recorded in additional paid-in-capital, approximated $9 million and $0, respectively, for the three month periods ended March 31, 2006 and 2005 and $26 million and $28 million, respectively, for the six month periods ended March 31, 2006 and 2005. The Company does not settle equity instruments granted under share-based payment arrangements for cash.

Stock Appreciation Rights (“SARs”)

The Plan also permits SARs to be separately granted to certain employees. SARs vest under the same terms and conditions as option awards; however, they are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in the Company’s Consolidated Statements of Financial Position as a liability until the date of exercise.

The fair value of each SAR award is estimated using a similar method described for option awards. In accordance with SFAS No. 123(R), the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. Prior to the effective date of SFAS No. 123(R), the SAR liability and expense was determined based on the intrinsic value of each award at the end of each reporting period. The difference between the fair value and intrinsic value of SAR awards on the date of adoption of SFAS No. 123(R) was not material to the Company’s consolidated results of operations.
The assumptions used to determine the fair value of the SAR awards at March 31, 2006 were as follows:

Expected life of SAR (years)	0.5 — 4.5
Risk-free interest rate	3.93 - 4.41%
Expected volatility of the Company’s stock	20.00%
Expected dividend yield on the Company’s stock	1.70%
Expected forfeiture rate	0-10%
A summary of SAR activity at March 31, 2006, and changes for the three and six months then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	SAR Price	SAR	Life (years)	(in millions)
Outstanding, September 30, 2005	$39.05	999,165
Granted	67.69	287,643
Exercised	36.55	(105,653)
Forfeited or expired	—	—

Outstanding, December 31, 2005	$52.29	1,181,155	7.6	$24

Granted	—	—
Exercised	37.84	(89,839)
Forfeited or expired	57.58	(11,635)

Outstanding, March 31, 2006	$53.43	1,079,681	7.6	$24

Exerciseable, March 31, 2006	$39.60	438,054	5.6	$16

In conjunction with the exercise of SARs granted, the Company made payments of $3 million and $1 million during the three month periods ended March 31, 2006 and 2005, respectively, and $7 million and $4 million during the six month periods ended March 31, 2006 and 2005, respectively.

Restricted (Nonvested) Stock

In fiscal year 2002, the Company adopted a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the restricted stock plan vest 50% after two years from the grant date and 50% after four years from the grant date.

A summary of the status of the Company’s nonvested restricted shares at March 31, 2006, and changes for the three and six month periods then ended, is presented below:

	Weighted	Shares
	Average	Subject to
	Price	Restriction

Nonvested, September 30, 2005	$49.64	479,000
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested, December 31, 2005	$49.64	479,000

Granted	74.10	283,000
Vested	47.80	(153,500)
Forfeited or expired	—	—

Nonvested, March 31, 2006	$61.48	608,500

At March 31, 2006, the Company had approximately $27 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

11.	Restructuring Costs

In the second quarter of fiscal year 2005, the Company executed a restructuring plan (“2005 Plan”) involving cost reduction actions and recorded a $210 million restructuring charge. This restructuring charge included workforce reductions of approximately 3,900 employees. The restructuring charge associated with employee severance and termination benefits is paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. At March 31, 2006, approximately 1,960 employees have separated from the Company. In addition, the 2005 Plan includes 12 plant closures. The charge for the impairment of the long-lived assets associated with the plant closures were determined using an undiscounted cash flow analysis. The closures/restructuring activities are primarily concentrated in Europe and North America. The Company expects to incur other related and ancillary costs associated with some of these restructuring activities. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities under the 2005 Plan are expected to be completed by the end of fiscal year 2006.

The Company initiated the restructuring activities as a result of management’s ongoing review of the Company’s cost structure, the sharp increase in commodity costs, and the economic difficulties facing some of its most significant customers.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering, and purchasing operations as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales of major automotive manufacturers to our operations, the Company is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of our operations.

The following table summarizes the Company’s 2005 Plan reserve, included within other current liabilities in the Condensed Consolidated Statements of Financial Position (amounts in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2005	$88	$14	$(9)	$93
Utilized — Cash	(19)	(5)	—	(24)
Utilized — Noncash	—	—	(1)	(1)

Balance at December 31, 2005	$69	$9	$(10)	$68
Utilized — Cash	(14)	(1)	—	(15)
Utilized — Noncash	—	—	(1)	(1)

Balance at March 31, 2006	$55	$8	$(11)	$52

Included within the “other” category are exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs of the 2005 Plan.

12.	Research and Development

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within Selling, general and administrative expenses. Such expenditures amounted to $197 million and $216 million for the three months ended March 31, 2006 and 2005, respectively, and $415 million and $433 million for the six months ended March 31, 2006 and 2005, respectively.

A portion of the costs associated with these activities is reimbursed by customers, and totaled $62 million and $105 million for the three months ended March 31, 2006 and 2005, respectively, and $153 million and $180 million for the six months ended March 31, 2006 and 2005, respectively.

13.	Income Taxes

The more significant components of the Company’s income tax provision (benefit) from continuing operations are as follows (amounts in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Federal, state and foreign income tax expense	$44	$3	$90	$54

Effective tax rate adjustment	(7)	—	—	—
Valuation allowance adjustments	(32)	28	(32)	28
Foreign dividend repatriation	31	—	31	—
Disposition of a joint venture	—	—	(4)	—
Change in tax status of foreign subsidiary	—	(69)	(11)	(81)

Provision for (benefit from) income taxes	$36	$(38)	$74	$1

Effective Tax Rate Adjustment

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. In the current fiscal quarter, the Company reduced its estimated annual effective income tax rate for continuing operations from 24.3% to 21.0%, primarily due to increased income in certain foreign jurisdictions with a rate of tax lower than the U.S. statutory tax rate, decreased income in higher-tax jurisdictions and certain tax planning initiatives.

Valuation Allowance Release

The Company reviews its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

Based on the Company’s cumulative operating results through the six months ended March 31, 2006 and an assessment of expected future profitability in Mexico, the Company concluded that it was more likely than not that the tax benefits of its operating loss and tax credit carryforwards in Mexico would be utilized in the future. During the second quarter of fiscal year 2006, the Company completed a tax reorganization in Mexico which will allow operating loss and tax credit carryforwards to be offset against the future taxable income of the reorganized entities. As such, in the current quarter the Company reversed the entire valuation allowance of $32 million attributable to these operating loss and tax credit carryforwards in the current quarter as a credit to income tax expense.

The Company’s remaining valuation allowances are related to operating loss carryforwards for which utilization is uncertain due to the lack of sustained profitability and/or limited carryforward periods in certain countries. The Company believes that if it continues to sustain profitable operating results in certain countries, particularly Germany, it may have enough positive evidence to reverse a portion of its German valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes,” in the near future. At March 31, 2006, the Company’s valuation allowances are primarily attributed to loss carryforwards in Germany, Italy and Canada for which sustainable taxable income has not been demonstrated. In addition, the Company has valuation allowances in the U.S. with regards to previously recorded capital losses for which future capital gains are uncertain at this time.

Foreign Dividend Repatriation

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations. During the quarter ended March 31, 2006, the Company completed its evaluation of its repatriation plans and approximately $674 million of foreign earnings were designated for repatriation to the U.S. pursuant to the provisions of the AJCA. The increase in income tax liability related to the Company’s AJCA initiatives totaled $42 million. The Company recorded $31 million of net income tax expense in the current quarter as $11 million had been previously recorded by York prior to the acquisition in accordance with York’s approved repatriation plan.

Other Discrete Period Items

For the six months ended March 31, 2006, the tax provision also decreased as a result of a $11 million tax benefit realized by a change in tax status of a subsidiary in Hungary and a subsidiary in the Netherlands and a $4 million non-recurring tax benefit related to a $9 million gain from disposition of the Company’s interest in a German joint venture.

In the six months ended March 31, 2005, the tax provision decreased as a result of a $12 million and $69 million tax benefit from a change in tax status of subsidiaries in France and Germany, respectively, partially offset by an increase in the tax valuation allowance of $28 million related to restructuring charges for which no tax benefit was received in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in the country.

The change in tax status in each respective period resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the respective subsidiaries from controlled foreign corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109.

Uncertain Tax Positions

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.” The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1997 through 2003 are currently under various stages of audit by the Internal Revenue Service and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At March 31, 2006, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in Other noncurrent liabilities in the Condensed Consolidated Statements of Financial Position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Discontinued Operations

The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, World Services and the engine electronic business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.

14.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106” (amounts in millions):

	U.S. Pension Plans
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Service cost	$22	$16	$44	$32
Interest cost	31	22	56	45
Expected return on plan assets	(39)	(26)	(73)	(52)
Amortization of transition obligation	—	—	(1)	(1)
Amortization of net actuarial loss	9	5	18	10
Amortization of prior service cost	—	—	1	—
Curtailment loss	—	—	2	—

Net periodic benefit costs	$23	$17	$47	$34

	Non-U.S. Pension Plans
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Service cost	$11	$7	$19	$14
Interest cost	13	10	24	20
Employee contributions	(1)	(1)	(1)	(1)
Expected return on plan assets	(11)	(8)	(19)	(15)
Amortization of net actuarial loss	3	2	5	3

Net periodic benefit costs	$15	$10	$28	$21

	Postretirement Health and Other Benefits
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Service cost	$2	$1	$3	$3
Interest cost	4	3	8	5
Amortization of net actuarial loss	1	—	2	—
Amortization of prior service cost	(2)	(1)	(4)	(1)

Net periodic benefit cost	$5	$3	$9	$7

The Company expects to contribute approximately $69 million in cash to its defined benefit pension plans in fiscal year 2006.

15.	Earnings Per Share

The following table reconciles the denominators used to calculate basic and diluted earnings per share from continuing operations (in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Income from continuing operations	$162	$54	$329	$210

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	194.3	191.6	193.7	191.2

Effect of dilutive securities:
Stock options	2.0	2.6	2.1	2.7

Diluted weighted average shares outstanding	196.3	194.2	195.8	193.9

Antidilutive Securities
Options to purchase common shares	0.3	0.8	0.3	0.6
16.	Comprehensive Income

A summary of comprehensive income is shown below (amounts in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net income	$165	$203	$330	$371
Realized and unrealized gains (losses) on derivatives	2	—	11	(4)
Foreign currency translation adjustments	81	(91)	(18)	108

Other comprehensive income (loss)	83	(91)	(7)	104

Comprehensive income	$248	$112	$323	$475

The higher foreign currency translation adjustments (“CTA”) for the three months ended March 31, 2006 was primarily due to the approximate 2% increase in the euro compared to a 3% decrease for the same period a year ago. CTA for the six months ended March 31, 2006 was negative primarily due to the approximate 1% decrease in the euro vs. the U.S. dollar compared to an approximate 6% increase in the euro vs. the U.S. dollar for the prior six month period.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the Accumulated other comprehensive income (loss) account. A net loss of approximately $3 million and a net gain of approximately $12 million were recorded for the three month periods ending March 31, 2006 and 2005, respectively, and a net gain of approximately $7 million and a net loss of approximately $29 million were recorded for the six month periods ending March 31, 2006 and 2005, respectively.

17.	Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements. In the second quarter of fiscal year 2006, the Company reevaluated its operating and reportable segments in connection with the acquisition of York and determined that it has ten reportable segments for financial reporting purposes. Certain operating segments are aggregated or combined based on materiality within building efficiency — rest of world and power solutions in accordance with the standard. The Company’s ten reportable segments are presented in the context of its three primary businesses — building efficiency, interior experience and power solutions.

Building efficiency

North America Systems designs, produces, markets and installs heating, ventilating, air conditioning and refrigeration equipment (“HVAC&R”) and control systems that monitor, automate and integrate critical building operating equipment and conditions including HVAC&R, fire-safety and security in commercial buildings and in various industrial applications in North America.

North America Service provides inspection, scheduled maintenance, repair, replacement and other service activities in North America for systems that the Company or one of its competitors has installed.

North America Unitary Products designs and produces heating and air conditioning solutions for residential and light commercial applications and markets products to the replacement and new construction markets in the United States and Canada.

Global Facilities Management provides on-site staff for complete real estate services, facility operation and management to improve the comfort, productivity, energy efficiency and cost effectiveness of building systems around the globe.

Europe provides systems and service capabilities to the European marketplace.

Rest of World provides systems and service capabilities to markets in Asia, the Middle East and Latin America. In addition, this segment supplies cooling and refrigeration systems for use on naval vessels.

Interior experience

Interior experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover vehicles in North America, Europe and Asia. Interior experience systems and products include complete seating systems and components; cockpit systems, including instrument clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems.

Power solutions

Power solutions services both automotive original equipment manufacturers and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise.

Management’s evaluation of the performance of the Company’s reportable segments excludes discontinued operations, significant restructuring costs and other significant non-recurring gains or losses. Unallocated assets are comprised of corporate cash and cash equivalents, investments in partially-owned affiliates and other non-operating assets. Financial information relating to the Company’s reportable segments is as follows (amounts in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net sales
Building efficiency
North America Systems	$407	$279	$719	$539
North America Service	458	272	799	524
North America Unitary Products	215	—	286	—
Global Facilities Management	474	514	930	1,004
Europe	464	216	797	444
Rest of World	472	151	767	299

	2,490	1,432	4,298	2,810

Interior experience
North America	2,129	2,137	4,305	4,194
Europe	2,280	2,282	4,467	4,434
Asia	394	368	776	679

	4,803	4,787	9,548	9,307

Power solutions	874	680	1,849	1,400

Total	$8,167	$6,899	$15,695	$13,517

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Operating income
Building efficiency
North America Systems	$17	$24	$38	$38
North America Service	13	9	18	15
North America Unitary Products	6	—	4	—
Global Facilities Management	17	19	31	41
Europe	(15)	(9)	(24)	(18)
Rest of World	18	8	26	10

	56	51	93	86

Interior experience
North America	36	69	66	127
Europe	111	59	169	84
Asia	(12)	8	(15)	16

	135	136	220	227

Power solutions	75	66	184	159

Total	266	253	497	472

Restructuring costs	—	(210)	—	(210)

Operating income	$266	$43	$497	$262

		September
	March 31,	30,
	2006	2005
Assets
Building efficiency
North America Systems	$1,175	$345
North America Service	862	402
North America Unitary Products	654	—
Global Facilities Management	584	543
Europe	2,294	563
Rest of World	2,104	619

	7,673	2,472

Interior experience
North America	3,626	4,051
Europe	5,366	5,259
Asia	873	866

	9,865	10,176

Power solutions	2,753	3,000
Discontinued operations	145	—
Unallocated	756	496

Total	$21,192	$16,144

18.	Commitments and Contingencies

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

In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal year 2005, the Company filed a motion for declaratory judgment, in which it seeks a ruling that one of its insurers breached its duty to defend, thus waiving its defenses against the Company’s environmental claims. The Company is currently in settlement negotiations with certain of the insurance company defendants. The ultimate outcome cannot be determined at this time; however, the Company expects a decision on its motion during late fiscal year 2006 or early fiscal year 2007.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and it subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income for each of the three-month and six-month periods ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three-month and six-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
May 9, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Johnson Controls, Inc. (the “Company”) has made forward-looking statements in this document pertaining to its financial results for fiscal year 2006 and future years that are based on preliminary data and are subject to risks and uncertainties. The Company believes these to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements, including information concerning possible or assumed future risks. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. For those statements, the Company cautions that numerous important factors, such as automotive vehicle production levels and schedules, additional automotive customer plant closures, the ability to mitigate the impact of higher raw material and energy costs, the strength of the U.S. or other economies, foreign currency exchange rates, the Company’s effective tax rate, cancellation of commercial contracts, labor interruptions, the successful integration of York International Corporation (“York”), as well as those factors discussed in the Company’s Current Reports on Form 8-K dated January 9, 2006 and January 19, 2006, could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.
Overview
The Company operates in three primary businesses: building efficiency, interior experience and power solutions. Building efficiency provides facility systems and services including comfort, energy and security management for the residential and non-residential buildings market. Interior experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover vehicles. Power solutions designs and manufactures automotive batteries for the replacement and original equipment markets.
On December 9, 2005, the Company acquired York, a leading global provider of heating, ventilating, air conditioning and refrigeration equipment (“HVAC&R”) and services. The results of York’s operations are included in the Company’s condensed consolidated financial statements from the date of acquisition. As part of the York integration, the Company reorganized its building efficiency business to maximize the synergies related to the York and legacy Johnson Controls operations. The new building efficiency structure is organized by product, service and/or region, with both York and Johnson Controls operations integrated within these segments as applicable. As such, the Company is not able to separate York from its legacy controls business in the following discussion and analysis.
The following information should be read in conjunction with the September 30, 2005 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2005 Annual Report on Form 10-K. References in the below discussion and analysis to “Three Months” refer to the three months ended March 31, 2006 compared to the three months ended March 31, 2005, while references to “Year-to-Date” refer to the six months ended March 31, 2006 compared to the six months ended March 31, 2005.
Summary

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(In millions)	2006	2005	Change	2006	2005	Change
Net sales	$8,167	$6,899	18%	$15,695	$13,517	16%
Operating income	266	43	519%	497	262	90%

Three Months:
•	The increase in consolidated net sales was primarily due to the impact of the York and the July 2005 Delphi battery business acquisitions and organic growth in the power solutions segment, partially offset by unfavorable foreign currency translation (approximately $315 million).

•	Excluding the unfavorable effects of foreign currency translation, consolidated net sales increased 23% as compared to the prior fiscal year period.

•	The increase in consolidated operating income was primarily due to restructuring program costs recorded in the second quarter of fiscal year 2005 ($210 million), the impact of the York and Delphi battery acquisitions and organic growth in the power solutions segment, partially offset by increased raw material costs, including lead and petroleum-based products, and unfavorable foreign currency translation (approximately $15 million).

•	Excluding restructuring charges and the unfavorable effects of foreign currency translation, consolidated operating income increased 10% as compared to the prior fiscal year period.

•	The total building efficiency business incurred $22 million in non-recurring acquisition costs related to the amortization of the write-up of acquired York inventories.
Year-to-Date:
•	The increase in consolidated net sales was primarily due to the impact of the York and Delphi battery acquisitions and organic growth in the power solutions segment, partially offset by unfavorable foreign currency translation (approximately $550 million).

•	Excluding the unfavorable effects of foreign currency translation, consolidated net sales increased 20% as compared to the prior fiscal year period.

•	The increase in consolidated operating income was primarily due to restructuring program costs recorded in the second quarter of fiscal year 2005 ($210 million), the impact of the York and Delphi battery acquisitions and organic growth in our power solutions segment, partially offset by increased raw material costs, including lead and petroleum-based products, and unfavorable foreign currency translation (approximately $20 million).

•	Excluding restructuring charges and the unfavorable effects of foreign currency translation, consolidated operating income increased 10% as compared to the prior fiscal year period.

•	The total building efficiency business incurred $53 million in non-recurring acquisition costs related to the amortization of the write-up of acquired York inventories. Such costs will not be incurred in future periods.
Segment Analysis
In the second quarter of fiscal year 2006, in connection with the York acquisition, the Company reevaluated its operating and reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has determined that it has ten reportable segments for financial reporting purposes. Certain operating segments are aggregated within building efficiency — rest of world and power solutions, in accordance with the standard, to arrive at the Company’s ten reportable segments for financial reporting purposes. The following is a description of each building efficiency reportable segment.
Building efficiency
•	North America Systems designs, produces, markets and installs heating, ventilating, air conditioning and refrigeration equipment (“HVAC&R”) and control systems that monitor, automate and integrate critical building operating equipment and conditions including HVAC&R, fire-safety and security in commercial buildings and in various industrial applications in North America.

•	North America Service provides inspection, scheduled maintenance, repair, replacement and other service activities in North America for systems that the Company or one of its competitors has installed.

•	North America Unitary Products designs and produces heating and air conditioning solutions for residential and light commercial applications and markets products to the replacement and new construction markets in the United States and Canada.

•	Global Facilities Management provides on-site staff for complete real estate services, facility operation and management to improve the comfort, productivity, energy efficiency and cost effectiveness of building systems around the globe.

•	Europe provides systems and service capabilities to the European marketplace.

•	Rest of World provides systems and service capabilities to markets in Asia, the Middle East and Latin America. In addition, this segment supplies cooling and refrigeration systems for use on naval vessels.
Building Efficiency — Net Sales

	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2006	2005	Change	2006	2005	Change
North America Systems	$407	$279	46%	$719	$539	33%
North America Service	458	272	68%	799	524	52%
North America Unitary Products	215	—	*	286	—	*
Global Facilities Management	474	514	-8%	930	1,004	-7%
Europe	464	216	115%	797	444	80%
Rest of World	472	151	213%	767	299	157%

	$2,490	$1,432	74%	$4,298	$2,810	53%

* Measure not meaningful as segment relates to December 2005 York acquisition
Three Months:
•	The increase in total building efficiency net sales was primarily due to the impact of the York acquisition, partially offset by unfavorable foreign currency translation (approximately $50 million).

•	Similarly, the increase in net sales for North America Systems, North America Service, North America Unitary Products, Europe and Rest of World was primarily due to the impact of the York acquisition.

•	North America Systems net sales were also favorably impacted by strength in new construction and existing building retrofit installation activity in the education, institutional and government sectors.

•	The North America Unitary Products business includes sales of HVAC systems and services to the residential and light commercial markets. The Company did not operate in these markets prior to the York acquisition.

•	The decrease in net sales for Global Facilities Management was primarily due to reduced business in Europe and Canada and the unfavorable impact of foreign currency translation.
Year-to-Date:
•	The increase in total building efficiency net sales was primarily due to the impact of the York acquisition, partially offset by unfavorable foreign currency translation (approximately $80 million).

•	Similarly, the increase in net sales for North America Systems, North America Service, North America Unitary Products, Europe and Rest of World was primarily due to the impact of the York acquisition.

•	North America Systems net sales were also favorably impacted by strength in new construction and existing building retrofit installation activity in the education, institutional and government sectors.

•	The decrease in net sales for Global Facilities Management was primarily due to reduced business in Europe and Canada and the unfavorable impact of foreign currency translation.
Building Efficiency — Operating Income (Loss)

	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2006	2005	Change	2006	2005	Change
North America Systems	$17	$24	-29%	$38	$38	0%
North America Service	13	9	44%	18	15	20%
North America Unitary Products	6	—	*	4	—	*
Global Facilities Management	17	19	-11%	31	41	-24%
Europe	(15)	(9)	-67%	(24)	(18)	-33%
Rest of World	18	8	125%	26	10	160%

	$56	$51	10%	$93	$86	8%

* Measure not meaningful as segment relates to December 2005 York acquisition
Three Months:
•	Non-recurring inventory purchase accounting adjustments relating to the York acquisition were $22 million for the three months ended March 31, 2006, including $1 million for North America Systems, $3 million for North America Service, $8 million for North America Unitary Products, $6 million for Europe and $4 million for Rest of World. Such adjustments reduced operating income margins until inventories acquired in the York transaction were sold.

•	The increase in operating income for North America Service, North America Unitary Products and Rest of World was primarily due to the impact of the York acquisition.

•	The decrease in operating income for North America Systems was primarily due to the non-recurring inventory purchase accounting adjustments noted above, unfavorable customer contract resolutions, expenses associated with market expansion programs and the seasonality of the integrated business as compared to the prior year.

•	The decrease in operating income for Global Facilities Management was primarily due to reduced business in Europe and Canada and unfavorable foreign currency translation.

•	The increased operating loss in Europe was primarily due to the non-recurring inventory purchase accounting adjustments noted above and unfavorable foreign currency translation.
Year-to-Date:
•	Non-recurring inventory purchase accounting adjustments relating to the York acquisition were $53 million for the six months ended March 31, 2006, including $5 million for North America Systems, $7 million for North America Service, $14 million for North America Unitary Products, $16 million for Europe and $11 million for Rest of World. Such adjustments reduced operating income margins until inventories acquired in the York transaction were sold.

•	The increase in operating income for North America Service, North America Unitary Products and Rest of World was primarily due to the impact of the York acquisition.

•	North America Systems operating income was level as compared to the prior year period, as the non-recurring inventory purchase accounting adjustments noted above, unfavorable customer contract resolutions, expenses associated with market expansion programs and the seasonality of the integrated business as compared to the prior year were offset by operational efficiencies associated with the fiscal year 2005 branch office redesign initiative.
•	The decrease in operating income for Global Facilities Management was primarily due to reduced business in Europe and Canada and unfavorable foreign currency translation.

•	The increased operating loss in Europe was primarily due to the non-recurring inventory purchase accounting adjustments noted above and unfavorable foreign currency translation, partially offset by integration efficiencies and cost reduction programs.
Interior Experience — Net Sales

	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2006	2005	Change	2006	2005	Change
North America	$2,129	$2,137	0%	$4,305	$4,194	3%
Europe	2,280	2,282	0%	4,467	4,434	1%
Asia	394	368	7%	776	679	14%

	$4,803	$4,787	0%	$9,548	$9,307	3%

Three Months:
•	North American net sales were level with the prior period as higher volumes with DaimlerChrysler AG, Toyota Motor Corporation and Honda Motor Co. offset volume reductions with General Motors Corporation, Ford Motor Co. and Nissan Motor Co. and an unfavorable mix of car production in relation to light truck production.

•	European net sales were also level with the prior period as higher volumes with Nissan Motor Co., Toyota Motor Co., Land Rover Group Ltd. and Volkswagen AG, and a slight improvement in European vehicle production offset volume reductions with AB Volvo and the unfavorable impact of foreign currency translation (approximately $220 million).

•	Asian net sales increased primarily due to higher volumes across most major regions, especially Korea, partially offset by volume reductions in Japan and the unfavorable impact of foreign currency translation (approximately $15 million).
Year-to-Date:
•	North American net sales increased slightly compared to the prior period as higher volumes with DaimlerChrysler AG, Toyota Motor Corporation, Honda Motor Co. and Volkswagen AG were partially offset by volume reductions with Ford Motor Co. and Nissan Motor Co. and an unfavorable mix of car production in relation to light truck production.

•	European net sales were relatively level with the prior period as higher volumes with Ford Motor Co., Nissan Motor Co., Land Rover Group Ltd. and Volkswagen AG and a slight improvement in European vehicle production offset volume reductions with AB Volvo and Renault SAS and the unfavorable impact of foreign currency translation (approximately $390 million).

•	Asian net sales increased primarily due to higher volumes across most major regions, especially Korea, partially offset by volume reductions in Japan and the unfavorable impact of foreign currency translation (approximately $30 million).

Interior Experience — Operating Income (Loss)

	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2006	2005	Change	2006	2005	Change
North America	$36	$69	-48%	$66	$127	-48%
Europe	111	59	88%	169	84	101%
Asia	(12)	8	*	(15)	16	*

	$135	$136	-1%	$220	$227	-3%

* Measure not meaningful
Three Months:
North America
•	Unfavorable vehicle sales mix decreased operating income by $25 million as compared to the prior year period.

•	Commodity costs, primarily petroleum-based foam chemicals and resins, exceeded customer recoveries and purchasing savings by $8 million. The Company continues to address rising commodity costs in the region through negotiations with both its customers and suppliers. The Company expects commodity cost pressures from foam chemicals, resin, steel and fuel to continue for the remainder of fiscal year 2006.

•	Selling, general and administrative (“SG&A”) expenses increased, primarily due to higher net engineering expenses ($24 million) resulting from the timing of customer recoveries and charges for plant closure costs ($4 million) in response to a customer closure of an assembly plant to which the Company supplies interior products, partially offset by administrative efficiencies and cost reduction programs.
Europe
•	Favorable vehicle sales mix increased operating income by $18 million as compared to the prior year period, partially offset by unfavorable foreign currency translation.

•	Cost reduction programs, purchasing savings and other operational efficiencies contributed approximately $50 million in savings as compared to the prior period.

•	The net unfavorable effect of increased raw material costs totaled approximately $10 million as compared to the prior year period.

•	SG&A expenses were relatively flat compared to the prior year period.
Asia
•	Asia reported an operating loss in the period primarily due to start-up and engineering costs associated with new programs within Japan and Korea and unfavorable material costs.
Year-to-Date:
North America
•	Unfavorable vehicle sales mix decreased operating income by $64 million as compared to the prior year period.

•	Commodity costs, primarily petroleum-based foam chemicals and resins, exceeded customer recoveries and purchasing savings by $2 million.

•	SG&A expenses decreased primarily due to administrative efficiencies and cost reduction programs, partially offset by charges for plant closure costs ($13 million) in response to a customer closure of an assembly plant to which the Company supplied interior products.

Europe
•	The impact of the incremental net sales volume on operating income as compared to the prior year period was $25 million.

•	Cost reduction programs, purchasing savings and other operational efficiencies contributed approximately $66 million in savings as compared to the prior period.

•	The net unfavorable effect of increased raw material costs totaled approximately $13 million as compared to the prior year period.

•	SG&A expenses increased $11 million, primarily due to higher program management costs related to information technology implementation activities and increased pension expenses, partially offset by administrative efficiencies and cost reduction programs.
Asia
•	Asia reported an operating loss in the period primarily due to start-up and engineering costs associated with new programs within Japan and Korea and unfavorable material costs.
Power Solutions

	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2006	2005	Change	2006	2005	Change
Net sales	$874	$680	29%	$1,849	$1,400	32%
Operating income	75	66	14%	184	159	16%
Three Months:
•	The increase in net sales was primarily due to the impact of the July 2005 Delphi battery business acquisition, organic sales growth in both North America and Europe, and the favorable impact of higher lead costs on pricing, partially offset by unfavorable foreign currency translation (approximately $30 million).

•	Sales increases in both North America (32%) and Europe (16%) were due to substantially higher unit shipments. North America experienced strong original equipment and aftermarket demand, while European sales growth was strong in all markets.

•	The increase in operating income was primarily due to the higher sales volumes and reduced SG&A expenses, partially offset by unfavorable commodity costs, including lead and polypropylene and transportation expenses. SG&A expenses decreased in both the Americas and Europe, primarily due to the benefits of restructuring actions taken in the second quarter of fiscal year 2005.

•	The increase in lead costs has negatively impacted gross profit and operating earnings, partially offset by the benefit from the implementation of lead hedges and pass through of higher lead costs to customers ($30 million) as compared to the prior year period.
Year-to-Date:
•	The increase in net sales was primarily due to the impact of the July 2005 Delphi battery business acquisition, organic sales growth in both North America and Europe, and the favorable impact of higher lead costs on pricing, partially offset by unfavorable foreign currency translation (approximately $50 million).

•	Sales increases in both North America (34%) and Europe (15%) were due to substantially higher unit shipments. North America experienced strong original equipment and aftermarket demand, while European sales growth was strong in all markets.

•	The increase in operating income was primarily due to the higher sales volumes and reduced SG&A expenses, partially offset by unfavorable commodity costs, including lead, polypropylene and transportation expenses. SG&A expenses decreased in both the Americas and Europe, primarily due to the benefits of restructuring actions taken in the second quarter of fiscal year 2005.

•	The increase in lead costs has negatively impacted gross profit and operating earnings, partially offset by the benefit from the implementation of lead hedges and pass through of higher lead costs to customers ($50 million) as compared to the prior year period.
Other Income (Expense)

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(In millions)	2006	2005	Change	2006	2005	Change
Interest expense	$(72)	$(31)	132%	$(119)	$(61)	95%
Interest income	3	3	0%	5	7	-29%

Net	(69)	(28)		(114)	(54)

Equity income	20	19	5%	44	40	10%
Other expense — net	(8)	(12)	-33%	—	(16)	*
•	Net interest expense increased primarily due to the financing associated with the York acquisition, which resulted in additional interest expense of $40 million and $54 million, respectively, as compared to the prior year periods.

•	Equity income increased primarily due to joint ventures included in the York acquisition and improved income from certain interior experience joint ventures in China and India and power solutions joint ventures, partially offset by a reduction in income from certain interior experience joint ventures in North America.

•	Other expense — net decreased primarily due to a $9 million gain from the sale of the Company’s interest in an interior experience joint venture recorded in the first quarter of fiscal year 2006, a $6 million non-recurring litigation reserve recorded in the first quarter of fiscal year 2005 and a reduction in foreign currency losses as compared to the prior year periods.
Provision for (Benefit from) Income Taxes

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2006	2005	2006	2005
Tax provision (benefit)	$36	$(38)	$74	$1
Effective tax rate	17.3%	*	17.3%	*

*	Rate is not meaningful
•	In the current fiscal quarter, the Company reduced its estimated annual effective income tax rate for continuing operations from 24.3% to 21.0%, primarily due to increased income in certain foreign jurisdictions with a rate of tax lower than the U.S. statutory tax rate, decreased income in higher-tax jurisdictions and certain tax planning initiatives. Adjusting the year to date effective rate to 21% resulted in a decrease in the tax provision of $7 million for the three month period ended March 31, 2006.

•	During the second quarter of fiscal year 2006, the Company completed a tax reorganization in Mexico which will allow operating loss and tax credit carryforwards to be offset against the future taxable income of the reorganized entities. As such, the Company reversed the entire valuation allowance of $32 million attributable to these operating loss and tax credit carryforwards in the current quarter as a credit to the tax provision.

•	During the second quarter of fiscal year 2006, the Company also completed an evaluation of its repatriation plans in accordance with the provisions of the American Jobs Creation Act of 2004, resulting in approximately $674 million of foreign earnings designated for repatriation to the U.S. and $31 million of net income tax expense in the current quarter.

•	In the first quarter of fiscal year 2006, the Company realized an $11 million tax benefit due to a change in tax status of a subsidiary operating in Hungary and a subsidiary operating in the Netherlands and a $4 million non-recurring tax benefit related to a $9 million gain resulting from the disposition of its interest in a German joint venture.

In fiscal year 2005, the tax provision decreased as a result of a $12 million and $69 million tax benefit from a change in tax status of a French and German subsidiary, respectively, partially offset by an increase in the tax valuation allowance of $28 million related to restructuring charges for which no tax benefit was received in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in the country.

The change in tax status in each respective period resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the respective subsidiaries from controlled foreign corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

•	The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.
Minority Interests in Net Earnings of Subsidiaries

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(In millions)	2006	2005	Change	2006	2005	Change
Minority interests	$11	$6	83%	$24	$21	14%
•	The increase was primarily due to improved earnings in interior experience joint ventures in Europe and Asia.
Net Income

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(In millions)	2006	2005	Change	2006	2005	Change
Income from continuing operations	$162	$54	200%	$329	$210	57%

Income/gain from discontinued operations	3	149	-98%	1	161	-99%

Net income	$165	$203	-19%	$330	$371	-11%

•	The increase in income from continuing operations was primarily due to $210 million in restructuring costs incurred in the second quarter of fiscal year 2005, partially offset by higher net interest expense, favorable prior year tax benefits from a change in tax status of a French and a German subsidiary and the unfavorable impact of foreign currency translation.

•	Discontinued operations in fiscal year 2006 represents Bristol Compressors, which was part of the York acquisition.

•	Discontinued operations in fiscal year 2005 relate to Johnson Controls World Services, Inc., which was sold in March 2005, and the Company’s engine electronics business, which was sold in February 2005.
Full Year Outlook
The Company has updated its outlook for the full fiscal year, confirming previously announced expectations of net sales growth to approximately $32 billion and increasing its forecast for earnings per share from continuing operations to $5.25 to $5.35 from the previously estimated $5.00 to $5.15. The revised earnings forecast includes the benefit of a lower annual effective tax rate and tax benefits realized in the first quarter of the fiscal year.
Building efficiency net sales are expected to increase approximately 80% over fiscal year 2005. This sales growth is primarily due to the impact of the York acquisition, and is expected to be partially offset by the unfavorable effects of foreign currency translation. Operating margin percentage for fiscal year 2006 is expected to be level compared to the prior year as the expected operational efficiencies associated with the Company’s branch office redesign initiatives and the strength in the residential HVAC market will be offset by non-recurring acquisition costs recognized in the first half of the fiscal year.
Building efficiency orders of installed control systems and technical services in the first half of fiscal year 2006 were above the prior year level, primarily driven by growth in North America. Strong domestic market sectors included office, education and state and local government.
The building efficiency backlog relates to installed systems and technical service activity, accounted for using the percentage-of-completion method. At March 31, 2006, the unearned backlog to be executed within the next year was $3.3 billion, 8% above the prior year level on a pro-forma basis. The pro-forma basis includes the unearned backlog of York prior to the acquisition for comparative purposes.
Management anticipates that interior experience sales will be approximately 4% lower than fiscal year 2005. The expected decrease in sales is due to lower production on key platforms and the negative effect of foreign currency translation. The interior experience business’s operating margin percentage for fiscal year 2006 is expected to be level compared to fiscal year 2005, as the benefits of operational efficiencies, restructuring, and lower launch costs are partially offset by lower production on key platforms, higher commodity costs in North America and an unfavorable platform mix. Interior experience has supply agreements with certain of its customers that provide for annual sales price reductions and, in some instances, for the recovery of material cost increases. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the Company is affected by general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations.
Management expects power solutions sales will increase approximately 25%, primarily due to the July 2005 Delphi battery business acquisition and strong organic growth, partially offset by unfavorable effects of foreign currency translation. Power solutions’ operating margin percentage is expected to be slightly lower compared to fiscal year 2005 due to the short-term dilutive impact of Delphi’s North American operations and the current volatility of commodity costs, primarily lead.

Financial Condition
Working Capital

	March 31,	September 30,		March 31,
(In millions)	2006	2005	Change	2005	Change
Working capital	$444	$298	49%	$419	6%
Accounts receivable	5,671	4,987	14%	4,522	25%
Inventories	1,598	983	63%	890	80%
Accounts payable	4,270	3,938	8%	3,605	18%
•	The increase in working capital as compared to the prior fiscal year end and the prior year period was primarily due to the York acquisition, as accounts receivable and inventories related to the business acquired were in excess of additional accounts payable, other current liabilities and the current portion of long-term debt.

•	The Company’s days sales in accounts receivable (“DSO”) for the three months ended March 31, 2006 were 57, a decrease compared to the period ended September 30, 2005 of 59 and an increase from 53 for the period ended March 31, 2005. The decrease in DSO compared to September 30, 2005 was primarily due to the improvement in collections at interior experience – North America, partially offset by the negative impact of the York acquisition. The increase in DSO compared to March 31, 2005 was primarily due to the negative impact of the York acquisition. There has been no significant deterioration in the credit quality of the Company’s receivables or changes in revenue recognition policies.

•	The Company’s inventory turns for the three months ended March 31, 2006 were 15, a decrease from the inventory turns of 18 and 20 for the three month periods ended September 30, 2005 and March 31, 2005, respectively. The decrease was primarily due to the York acquisition, where inventory turns less frequently than the Company’s other businesses where just-in-time production methods are generally used.
Cash Flows

	Six months ended March 31,
(In millions)	2006	2005
Net cash provided by operating activities	$385	$355
Net cash provided by (used in) investing activities	(2,770)	320
Net cash provided by (used in) financing activities	2,368	(529)
Capital expenditures	262	283
•	Net cash used in investing activities and provided by financing activities primarily relates to the York acquisition.

•	The majority of the capital spending for property, plant and equipment for the six month period ended March 31, 2006 was attributable to projects in the interior experience business.

•	Management expects capital expenditures to be approximately $775 to $825 million in fiscal year 2006.
Long-Lived Assets
The Company has certain subsidiaries, mainly located in Germany, Italy, and Canada, which have generated operating losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to record a valuation allowance for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction and evaluate both positive and negative historical evidences as well as expected future events. The Company believes that if it continues to sustain profitable operating results in certain countries, particularly Germany, it may have enough positive evidence to reverse a portion of its German valuation allowances in accordance in the near future.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s long-lived asset impairment analyses indicate that assets in Germany, Italy and Canada are not impaired based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At March 31, 2006, the Company does not have any material assets whose recovery is at risk.
Capitalization

	March 31,	September 30,		March 31,
(In millions)	2006	2005	Change	2005	Change
Short-term debt	$445	$684	-35%	$382	16%
Long-term debt	4,768	1,658	188%	1,884	153%
Shareholders’ equity	6,395	6,058	6%	5,692	12%

Total capitalization	$11,608	$8,400	38%	$7,958	46%

Total debt as a % of total capitalization	44.9%	27.9%		28.5%

•	In February 2006, the Company executed additional Euro cross currency swaps to hedge its net investment. Any fluctuation in exchange rates related to these transactions is offset by the change in value of the underlying investment.

•	In January 2006, the Company issued $2.5 billion in floating and fixed rate notes consisting of the following four series: $500 million floating rate notes due in fiscal year 2008, $800 million fixed rate notes due in fiscal year 2011, $800 million fixed rate notes due in fiscal year 2016 and $400 million fixed rate notes due in fiscal year 2036. The Company also entered into a 24 billion yen (approximately $210 million), three year, floating rate loan. The net proceeds of the offering and the bank loan were used to repay the unsecured commercial paper obligations that were used to initially finance the York acquisition.

•	In October 2005, the Company entered into a five-year, $1.6 billion revolving credit facility which expires in October 2010. This facility replaced the five-year $625 million revolving credit facility, which would have expired in October 2008, and the 364-day $625 million facility, which expired in October 2005. There were no draws on any of the committed credit lines through March 31, 2006.

•	In October 2005, the Company entered into a $2.8 billion revolving credit facility. The Company used the revolving credit facility to provide a liquidity backstop for commercial paper that the Company issued to fund the acquisition of York. Subsequent to the repayment of the commercial paper in January 2006, the Company terminated the revolving credit facility.

•	In addition to the issuance of debt, the Company’s acquisition of York added approximately $455 million in contractual obligations, primarily unconditional purchase obligations and operating leases, at March 31, 2006. Unconditional purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

•	The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at March 31, 2006 were adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in the remainder of fiscal year 2006 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

•	The Company expects the total debt as a percentage of total capitalization to decline to approximately 40% by the end of fiscal year 2006.
New Accounting Standards
Effective October 1, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. The cumulative impact of adopting this standard was not significant to the Company’s operating results.
Prior to the adoption of SFAS 123(R) the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS 123(R), the Company will apply a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of SFAS 123(R), an approximate $3 million and $1 million reduction of pre-tax compensation cost would have been recognized for the three month periods ended March 31, 2006 and 2005, respectively, and an approximate $8 million and $3 million reduction of pre-tax compensation cost would have been recognized for the six month periods ended March 31, 2006 and 2005, respectively.
At March 31, 2006, there was approximately $88 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.0 years.
In November 2005, the FASB issued Staff Position (“FSP”) SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid in capital pool as prescribed in SFAS No. 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company continues to evaluate the impact that the adoption of this FSP could have on its consolidated financial condition, results of operations and cash flows.
In March 2005, FASB issued Financial Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company is required to adopt FIN 47 prior to the end of fiscal year 2006 and is currently evaluating the impact that the adoption of FIN 47 will have on its consolidated financial condition, results of operations and cash flows.
Other Financial Information
The interim financial information included in this Quarterly Report on Form 10-Q has not been audited by PricewaterhouseCoopers LLP (“PwC”). PwC has, however applied limited review procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2006, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act), the Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that material information relating to the Company is recorded, processed and disclosed on a timely basis. The disclosure controls and procedures are designed by or under the supervision of the Company’s management, including the Company’s principal executive officer and principal financial officer.
As reported in Item 9A of the Company’s annual report on Form 10-K for the year ended September 30, 2005, the Company determined that due to a material weakness in its internal control over financial reporting, its disclosure controls and procedures were ineffective at September 30, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has since implemented procedures to remediate the material weakness.
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has reviewed and evaluated the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the remedial measures implemented to correct the deficiencies in the Company’s disclosure controls and procedures have been effective to correct those deficiencies and that the Company’s disclosure controls and procedures were effective at March 31, 2006.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the three month period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In December 2005, the Company completed its acquisition of York. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 27, 2005, the Independent Inquiry Committee into the United Nations Oil-for-Food Programme published its Report on Programme Manipulation. It alleges that illegal kickbacks to the Iraqi government were paid by 2,253 companies. A subsidiary of York International Corporation, York Air Conditioning and Refrigeration FZE, is alleged to have paid $647,000 on six humanitarian goods contracts totaling approximately $7.2 million. Prior to the Company’s acquisition of York, York conducted a preliminary investigation into these allegations, with the

Company’s oversight. Also prior to the acquisition, York requested a meeting with the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) to discuss the results of the investigation to date, and representatives of the Company and York attended that meeting. The Company has continued the investigation of this matter since the acquisition of York and has expanded its internal investigation to a review of York’s use of agents, consultants and other third parties, to York’s compliance with the Office of Foreign Assets Control licensing requirements, and to York’s compliance with other potentially applicable trade laws. The Company has continued to cooperate with the DOJ and SEC and intends to continue to cooperate with appropriate regulatory authorities with respect to the results of its investigation.
In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal year 2005, the Company filed a motion for declaratory judgment, in which it seeks a ruling that one of its insurers breached its duty to defend, thus waiving its defenses against the Company’s environmental claims. The Company is currently in settlement negotiations with certain of the insurance company defendants. The ultimate outcome cannot be determined at this time; however, the Company expects a decision on its motion during late fiscal year 2006 or early fiscal year 2007.
In 2003, the Company was involved in an asbestos release during the renovation of a building in Lakeland, Florida. Following an investigation, the U.S. EPA turned its findings over to the U.S. Attorney for the Middle District of Florida. In November 2005, the U.S. Attorney advised the Company that it is considering proceedings against the Company, including proceedings that would involve criminal charges pursuant to Section 113(c) of the Clean Air Act, 42 U.S.C. § 7413(c), and Section 103 of the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. § 103. The Company believes the release was totally inadvertent and does not believe this should be a criminal matter. The Company also believes that any monetary sanctions resulting from the U.S. Attorney’s pursuit of this matter would not be material. Discussions continue with the relevant regulatory authorities in an attempt to resolve this matter on acceptable terms.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company entered into an Equity Swap Agreement, dated March 18, 2004 and amended March 3, 2006 (the “Swap Agreement”), with Citibank, N.A. (“Citibank”). The Company selectively uses equity swaps to reduce market risk associated with its Company stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the Swap Agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount.
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $135 million in aggregate market value prior to March 3, 2006 and up to $150 million any given time after March 3, 2006. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent.
The following table presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended March 31, 2006. The Swap Agreement reduced compensation expense in the three months ended March 31, 2006 by approximately $5 million. The repurchases of the Company’s common stock by the Company relate solely to stock option and restricted stock transactions that are treated as involving repurchases of Company common stock for purposes of this disclosure.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of the Publicly	May Yet be
	Total Number of	Average Price Paid	Announced	Purchased under the
Period	Shares Purchased	per Share	Program	Program(1)

1/1/06 – 1/31/06
Purchases by Company	35,322	$74.10	—	—
Purchases by Citibank	—	—	—	$17,292,000
Total	35,322	$74.10	—	$17,292,000

2/1/06 – 2/28/06
Purchases by Company	597	$70.89	—	—
Purchases by Citibank	—	—	—	$13,841,000
Total	597	$70.89	—	$13,841,000

3/1/06 – 3/31/06
Purchases by Company	5,128	$75.00	—	—
Purchases by Citibank	—	—	—	$20,919,000
Total	5,128	$75.00	—	$20,919,000

(1)	The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement at the end of the period in question.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held January 25, 2006.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 43 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: May 9, 2006	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Johnson Controls, Inc. 2000 Stock Option Plan dated January 1, 2000, as amended through March 21, 2006.

10.2	Johnson Controls, Inc. Restricted Stock Plan, amended March 21, 2006.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 9, 2006, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.