Form 10-Q
period 2006-06-30
JOHNSON CONTROLS INC
filed 2006-08-09
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-5097
JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0380010
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5757 North Green Bay Avenue
Milwaukee, Wisconsin	53201
(Address of principal executive offices)	(Zip Code)
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
     Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2006

Common Stock: $0.04 1/6 par value per share	195,565,351

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JOHNSON CONTROLS, INC.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	June 30,	September 30,	June 30,
	2006	2005	2005
ASSETS
Cash and cash equivalents	$380	$171	$385
Accounts receivable — net	5,686	4,987	4,529
Inventories	1,740	983	915
Assets of discontinued operations	153	—	—
Other current assets	1,385	998	896

Current assets	9,344	7,139	6,725

Property, plant and equipment — net	3,970	3,581	3,294
Goodwill	5,758	3,733	3,670
Other intangible assets	779	289	274
Investments in partially-owned affiliates	488	445	420
Other noncurrent assets	1,717	957	778

Total assets	$22,056	$16,144	$15,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$248	$684	$393
Current portion of long-term debt	585	81	221
Accounts payable	4,315	3,938	3,544
Accrued compensation and benefits	1,019	704	747
Accrued income taxes	239	44	27
Liabilities of discontinued operations	40	—	—
Other current liabilities	2,237	1,390	1,350

Current liabilities	8,683	6,841	6,282

Commitments and contingencies (Note 18)

Long-term debt	4,180	1,577	1,632
Postretirement health and other benefits	270	159	158
Minority interests in equity of subsidiaries	136	196	143
Other noncurrent liabilities	1,878	1,313	1,169
Shareholders’ equity	6,909	6,058	5,777

Total liabilities and shareholders’ equity	$22,056	$16,144	$15,161

The accompanying notes are an integral part of these financial statements.

JOHNSON CONTROLS, INC.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales
Products and systems	$6,420	$6,323	$20,128	$18,225
Services	1,970	739	3,957	2,354

	8,390	7,062	24,085	20,579

Cost of sales
Products and systems	5,818	5,571	18,100	16,132
Services	1,359	591	2,802	1,914

	7,177	6,162	20,902	18,046

Gross profit	1,213	900	3,183	2,533

Selling, general and administrative expenses	736	532	2,209	1,693
Restructuring costs	197	—	197	210

Operating income	280	368	777	630

Interest income	7	5	12	12
Interest expense	(72)	(28)	(191)	(89)
Equity income	28	19	72	59
Miscellaneous — net	(10)	(8)	(10)	(24)

Other income (expense)	(47)	(12)	(117)	(42)

Income from continuing operations before income taxes and minority interests	233	356	660	588

Provision for (benefit from) income taxes	(111)	94	(37)	95
Minority interests in net earnings of subsidiaries	8	7	32	28

Income from continuing operations	336	255	665	465

Income from discontinued operations, net of income taxes	2	—	3	16
Gain on sale of discontinued operations, net of income taxes	—	—	—	145

Net income	$338	$255	$668	$626

Earnings per share from continuing operations
Basic	$1.72	$1.33	$3.43	$2.43

Diluted	$1.70	$1.31	$3.39	$2.39

Earnings per share
Basic	$1.73	$1.33	$3.44	$3.27

Diluted	$1.71	$1.31	$3.40	$3.22

The accompanying notes are an integral part of these financial statements.

JOHNSON CONTROLS, INC.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
			Revised
	2006	2005	2006	2005
Operating Activities
Net income	$338	$255	$668	$626

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	168	145	494	454
Amortization of intangibles	10	6	30	18
Equity in earnings of partially-owned affiliates, net of dividends received	(10)	(14)	(9)	(42)
Minority interests in net earnings of subsidiaries	8	7	32	28
Gain on sale of discontinued operations	—	—	—	(145)
Deferred income taxes	(263)	84	(343)	(13)
Non cash restructuring costs	51	—	51	46
Other	20	29	38	24
Changes in working capital, excluding acquisitions and divestitures of businesses
Accounts receivable	93	(120)	74	(369)
Inventories	(119)	(62)	(160)	(64)
Other current assets	16	(11)	42	(101)
Restructuring reserves	138	(29)	91	135
Accounts payable and accrued liabilities	288	7	(102)	120
Accrued income taxes	(62)	50	156	(15)

Cash provided by operating activities	676	347	1,062	702

Investing Activities
Capital expenditures	(176)	(104)	(438)	(387)
Sale of property, plant and equipment	—	3	13	11
Acquisition of businesses, net of cash acquired	(11)	(73)	(2,597)	(106)
Proceeds from sale of discontinued operations	—	—	—	687
Settlement of cross-currency interest rate swaps	—	10	66	(62)
Changes in long-term investments	(20)	(29)	(21)	(16)

Cash provided (used) by investing activities	(207)	(193)	(2,977)	127

Financing Activities
Increase (decrease) in short-term debt — net	(208)	20	(480)	(414)
Increase in long-term debt	4	3	2,729	16
Repayment of long-term debt	(17)	(19)	(118)	(45)
Payment of cash dividends	(54)	(48)	(163)	(144)
Other	32	30	156	44

Cash provided (used) by financing activities	(243)	(14)	2,124	(543)

Increase in cash and cash equivalents	$226	$140	$209	$286

The accompanying notes are an integral part of these financial statements.

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2005. The results of operations for the three and nine month periods ended June 30, 2006 are not necessarily indicative of results for the Company’s 2006 fiscal year because of seasonal and other factors.

Certain prior period amounts have been revised to conform to the current year’s presentation. Specifically, the Company has revised its Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005 to combine cash flows from discontinued operations with cash flows from continuing operations. The Company had previously separated these amounts from continuing operations and reported them as cash used by discontinued operations.

2.	New Accounting Standards

Effective October 1, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” using the modified prospective method. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding stock-based compensation.

In July 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 clarifies how to recognize, measure, and disclose uncertain income tax positions in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, such changes will be accounted for as an adjustment to retained earnings. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial condition, results of operations and cash flows.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company is required to adopt FIN 47 prior to the end of fiscal year

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2006 and is currently evaluating the impact the adoption of FIN 47 will have on its consolidated financial condition, results of operations and cash flows.

3.	Acquisition of Business

On December 9, 2005, the Company completed its acquisition of York International Corporation (“York”). The Company paid $56.50 for each outstanding share of York common stock. The total cost of the acquisition, excluding cash acquired, was approximately $3.1 billion, including the assumption of $563 million of debt, change in control payments and direct costs of the transaction. The Company financed the acquisition with long-term debt (see Note 9).

The acquisition of York enabled the Company to become a single source supplier of integrated products and services for building owners to optimize comfort and energy efficiency. The acquisition enhanced the Company’s heating, ventilating, air conditioning and refrigeration (“HVAC&R”) equipment, controls, fire and security capabilities and positions the Company in a strategic leadership position in the global building environment industry which offers significant growth potential.

The following table summarizes the preliminary fair values of the York assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets, net of cash acquired	$1,786
Property, plant and equipment	570
Goodwill	1,950
Other intangible assets	502
Other noncurrent assets	586

Total assets	5,394

Current liabilities	1,563
Noncurrent liabilities	1,298

Total liabilities	2,861

Net assets acquired	$2,533

Goodwill of approximately $2 billion, none of which is tax deductible, has been recorded in conjunction with the York acquisition. Intangible assets of $246 million were recorded that are subject to amortization with useful lives between 1.5 and 30 years, of which $194 million was assigned to customer relationships with useful lives between 20 and 30 years. Trademarks of $256 million were recorded that are not subject to amortization. The purchase price allocation will be subsequently adjusted to reflect final appraisals and other valuation studies in the fourth quarter of fiscal year 2006.

In connection with the acquisition of York, the Company has undertaken certain restructuring activities, including reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired business. The estimated costs of these restructuring activities were recorded as costs of the acquisition and were provided for in accordance with FASB Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company will finalize restructuring plans for York in the fourth quarter of fiscal year 2006 and expects the total costs for these activities to be approximately $200 million to $250 million. Restructuring activity during the current fiscal quarter was not significant.

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Had the York acquisition been completed on October 1, 2004, the Company’s unaudited pro forma consolidated results of operations would have been as follows (in millions, except per share amounts):

	Pro Forma		Pro Forma
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales	$8,390	$8,253	$24,833	$23,819
Income from continuing operations	336	271	666	400
Net income	338	275	669	567

Earnings per share from continuing operations
Basic	$1.72	$1.41	$3.43	$2.09
Diluted	$1.70	$1.39	$3.39	$2.06

Earnings per share
Basic	$1.73	$1.43	$3.45	$2.96
Diluted	$1.71	$1.41	$3.41	$2.92
The pro forma information for the nine month period ended June 30, 2005 includes expense of approximately $53 million for the amortization of the inventory write-up. The pro forma information for the nine month period ended June 30, 2006 includes the reversal of approximately $53 million related to the amortization of the inventory write-up that was included in the Company’s consolidated operating results. The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

4.	Discontinued Operations

The Company acquired Bristol Compressors as part of its acquisition of York (see Note 3) and has engaged a firm to actively market the business. The Bristol Compressors business includes Scroll Technologies, Inc., an unconsolidated joint venture with Carrier Corporation for which the Company has guaranteed certain financial liabilities. The maximum amount of future payments for which the Company could be required to make under these guarantees was $18 million at June 30, 2006. On July 12, 2006, the Company announced an agreement to divest its 50% interest in Scroll Technologies, Inc. to Danfoss A/S, a Danish manufacturer of compressors and other refrigeration components.

In March 2005, the Company completed the sale of its Johnson Controls World Services, Inc. subsidiary, which had been included in the Company’s former building efficiency segment, to IAP Worldwide Services, Inc. for $260 million. The sale resulted in a gain of approximately $139 million ($85 million after-tax), net of related costs.

In February 2005, the Company completed the sale of its engine electronics business, which had been included in the interior experience — Europe segment, to Valeo for €316 million. This non-core business was acquired in fiscal year 2002 from Sagem SA. As part of the post-closing activities, in the fourth quarter of fiscal year 2005 the Company settled a claim with Valeo for $8 million ($5 million after-tax). The sale of the engine electronics business resulted in a gain of $81 million ($51 million after-tax), net of related costs.

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following summarizes the net sales and income before income taxes of the discontinued operations for the three and nine month periods ended June 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales	$57	—	$135	$540
Income before income taxes	4	—	5	26
The Condensed Consolidated Statement of Financial Position at June 30, 2006 includes assets of discontinued operations of $153 million consisting of accounts receivable – net ($37 million), inventories ($52 million), property, plant and equipment – net ($61 million) and other current assets ($3 million). Liabilities of discontinued operations at June 30, 2006 totaled $40 million consisting of accounts payable ($32 million) and other current liabilities ($8 million).

5.	Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the Condensed Consolidated Statements of Financial Position. Amounts included within accounts receivable – net related to these contracts were $393 million, $315 million and $300 million at June 30, 2006, September 30, 2005, and June 30, 2005, respectively. Amounts included within other current liabilities were $292 million, $226 million and $225 million at June 30, 2006, September 30, 2005, and June 30, 2005, respectively.

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

	June 30,	September 30,	June 30,
	2006	2005	2005
Raw materials and supplies	$661	$497	$468
Work-in-process	303	158	146
Finished goods	825	378	336

FIFO inventories	1,789	1,033	950
LIFO reserve	(49)	(50)	(35)

Inventories	$1,740	$983	$915

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s businesses for the three month period ended September 30, 2005 and the nine month period ended June 30, 2006 were as follows (amounts in millions):

			Currency
	June 30,	Business	Translation	September 30,
	2005	Acquisitions	and Other	2005
Building efficiency
North America Systems	$45	$—	$—	$45
North America Service	12	—	(1)	11
North America Unitary Products	—	—	—	—
Global Facilities Management	181	1	—	182
Europe	215	—	(8)	207
Rest of World	73	—	(2)	71
Interior experience
North America	1,185	—	1	1,186
Europe	1,012	—	1	1,013
Asia	198	—	(6)	192
Power solutions	749	72	5	826

Total	$3,670	$73	$(10)	$3,733

			Currency
	September 30,	Business	Translation	June 30,
	2005	Acquisitions	and Other	2006
Building efficiency (1)	$516	$1,960	$15	$2,491
Interior experience
North America	1,186	—	(7)	1,179
Europe	1,013	6	30	1,049
Asia	192	6	—	198
Power solutions	826	7	8	841

Total	$3,733	$1,979	$46	$5,758

(1)	The Company is currently in the process of allocating the goodwill recorded from the York acquisition to its building efficiency business operating segments; allocation is expected to be finalized in the fourth quarter of fiscal year 2006.

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
     The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (amounts in millions):

	June 30, 2006			September 30, 2005			June 30, 2005
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$296	$(119)	$177	$231	$(103)	$128	$230	$(97)	$133
Unpatented technology	33	(9)	24	31	(7)	24	31	(6)	25
Customer relationships	260	(12)	248	96	(8)	88	76	(7)	69
Miscellaneous	30	(16)	14	10	(8)	2	10	(8)	2

Total amortized intangible assets	619	(156)	463	368	(126)	242	347	(118)	229
Unamortized intangible assets
Trademarks	309	—	309	40	—	40	39	—	39
Pension asset	7	—	7	7	—	7	6	—	6

Total unamortized intangible assets	316	—	316	47	—	47	45	—	45

Total intangible assets	$935	$(156)	$779	$415	$(126)	$289	$392	$(118)	$274

Amortization of other intangible assets for the nine month periods ended June 30, 2006 and 2005 was $30 million and $18 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $35 million per year over the next five years.

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

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The changes in the carrying amount of the total product warranty liability for the nine month period ended June 30, 2006 were as follows (amounts in millions):

Balance as of September 30, 2005	$61

Accruals for warranties issued during the period	79
Accruals from business acquisition	81
Accruals related to pre-existing warranties (including changes in estimates)	1
Settlements made (in cash or in kind) during the period	(70)
Currency translation	2

Balance as of June 30, 2006	$154

9.	Long-Term Debt

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

The Company has two share-based compensation plans, which are described below. The compensation cost charged against income for those plans was approximately $19 million and $11 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $56 million and $26 million for the nine months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $8 million and $4 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $22 million and $10 million for the nine months ended June 30, 2006 and 2005, respectively.

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Prior to the adoption of SFAS No. 123(R), the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS No. 123(R), the Company will apply a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of SFAS No. 123(R), an approximate $3 million and $1 million reduction of pre-tax compensation cost would have been recognized for the three month periods ended June 30, 2006 and 2005, respectively, and an approximate $9 million and $2 million reduction of pre-tax compensation cost would have been recognized for the nine month periods ended June 30, 2006 and 2005, respectively.

Stock Option Plan

Stock Options

The Company’s 2000 Stock Option Plan, as amended (the “Plan”), which is shareholder-approved, permits the grant of stock options to its employees for up to approximately 13 million shares of common stock (approximately 5 million shares of common stock remain available to be granted at June 30, 2006). Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest between two and three years after the grant date and have 10-year contractual terms.

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Expected life of option (years)	4.75	5.00	4.75	5.00
Risk-free interest rate	4.46%	3.48%	4.46%	3.48%
Expected volatility of the
Company’s stock	22.00%	20.00%	22.00%	20.00%
Expected dividend yield on the
Company’s stock	1.70%	1.76%	1.70%	1.76%
Expected forfeiture rate	12.75%	8.00%	12.75%	8.00%

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of stock option activity at June 30, 2006, and changes for the three and nine month periods then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	Option Price	Option	Life (years)	(in millions)

Outstanding, September 30, 2005	$45.62	10,524,494
Granted	67.69	2,840,641
Exercised	33.82	(1,339,183)
Forfeited or expired	52.35	(18,117)

Outstanding, December 31, 2005	$52.14	12,007,835	7.7	$249

Granted	73.10	40,000
Exercised	38.72	(718,966)
Forfeited or expired	57.28	(97,145)

Outstanding, March 31, 2006	$53.03	11,231,724	7.6	$261

Exercised	36.60	(663,279)
Forfeited or expired	60.84	(101,885)

Outstanding, June 30, 2006	$54.00	10,466,560	7.5	$295

Exercisable, June 30, 2006	$41.39	4,336,019	5.8	$177

The weighted-average grant-date fair value of options granted during the nine month periods ended June 30, 2006 and 2005 was $15.35 and $13.92, respectively. There were no options issued during the three month periods ended June 30, 2006 and 2005.

The total intrinsic value of options exercised during the three month periods ended June 30, 2006 and 2005 was $30 million and $12 million, respectively, and the total intrinsic value of options exercised during the nine month periods ended June 30, 2006 and 2005 was $103 million and $48 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the three months ended June 30, 2006 and 2005 of $23 million and $15 million, respectively, and for the nine months ended June 30, 2006 and 2005 of $90 million and $55 million, respectively.

The tax benefit from the exercise of stock options, which is recorded in additional paid-in-capital, was $26 million and $28 million, respectively, for the nine month periods ended June 30, 2006 and 2005. The Company does not settle equity instruments granted under share-based payment arrangements for cash.

At June 30, 2006, the Company had approximately $39 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.

Stock Appreciation Rights (“SARs”)

The Plan also permits SARs to be separately granted to certain employees. SARs vest under the same terms and conditions as option awards; however, they are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in the Company’s Condensed Consolidated Statements of Financial Position as a liability until the date of exercise.

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

The assumptions used to determine the fair value of the SAR awards at June 30, 2006 were as follows:

Expected life of SAR (years)	0.5 - 3.3
Risk-free interest rate	5.13 - 5.24%
Expected volatility of the Company’s stock	22.00%
Expected dividend yield on the Company’s stock	1.70%
Expected forfeiture rate	0-20%
A summary of SAR activity at June 30, 2006, and changes for the three and nine months then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	SAR Price	SAR	Life (years)	(in millions)

Outstanding, September 30, 2005	$39.05	999,165
Granted	67.69	287,643
Exercised	36.55	(105,653)
Forfeited or expired	—	—

Outstanding, December 31, 2005	$52.29	1,181,155	7.6	$24

Granted	—	—
Exercised	37.84	(89,839)
Forfeited or expired	57.58	(11,635)

Outstanding, March 31, 2006	$53.43	1,079,681	7.6	$24

Granted	—	—
Exercised	37.91	(53,680)
Forfeited or expired	62.78	(17,850)

Outstanding, June 30, 2006	$54.09	1,008,151	7.4	$28

Exerciseable, June 30, 2006	$39.83	384,374	5.4	$16

In conjunction with the exercise of SARs granted, the Company made payments of $3 million and $1 million during the three month periods ended June 30, 2006 and 2005, respectively, and $9 million and $5 million during the nine month periods ended June 30, 2006 and 2005, respectively.

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted (Nonvested) Stock

In fiscal year 2002, the Company adopted a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the restricted stock plan vest 50% at two years from the grant date and 50% at four years from the grant date.

A summary of the status of the Company’s nonvested restricted shares at June 30, 2006, and changes for the three and nine month periods then ended, is presented below:

	Weighted	Shares
	Average	Subject to
	Price	Restriction

Nonvested, September 30, 2005	$51.20	410,000
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested, December 31, 2005	$51.20	410,000

Granted	74.10	283,000
Vested	48.71	(265,000)
Forfeited or expired	—	—

Nonvested, March 31, 2006	$67.88	428,000

Granted	90.00	2,000
Vested	44.16	(4,000)
Forfeited or expired	—	—

Nonvested, June 30, 2006	$68.21	426,000

At June 30, 2006, the Company had approximately $22 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of one year.

11.	Restructuring Costs

As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (“2006 Plan”) in the third quarter of fiscal year 2006 and recorded a $197 million restructuring charge ($137 million after-tax) pursuant to actions taken under the 2006 Plan. The 2006 Plan, which primarily includes workforce reductions and plant consolidations in the interior experience and building efficiency businesses, is expected to be substantially completed over the next 12 months. The interior experience business restructuring is focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America. In Europe, the restructuring is focused on actions intended to increase the efficiency of its seating component operations. The charges associated with the building efficiency business mostly relate to Europe where the Company is launching its systems redesign initiative.

This 2006 Plan includes workforce reductions of approximately 5,000 employees (2,200 for interior experience — North America, 1,450 for interior experience — Europe, 250 for interior experience — Asia, 200 for building efficiency — North America Service, 600 for building efficiency — Europe, 280 for building efficiency — Rest of World and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits will be paid over the severance period granted to each employee and on

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
a lump sum basis when required in accordance with individual severance agreements. In addition, the 2006 Plan includes 16 plant closures (10 in interior experience - North America, 3 in interior experience — Europe, 1 in interior experience — Asia, 1 in building efficiency — Europe and 1 in building efficiency — Rest of World). The restructuring charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis. The Company expects to incur other related and ancillary costs associated with some of these restructuring activities in future periods. These costs are not expected to be material and will be expensed as incurred.

The following table summarizes the Company’s 2006 Plan reserve, included within other current liabilities in the Condensed Consolidated Statements of Financial Position (amounts in millions):

	Employee
	Severance and
	Termination	Asset
	Benefits	Impairments	Other	Total
Original reserve	$134	$51	$12	$197
Utilized — Cash	—	—	—	—
Utilized — Noncash	—	(51)	—	(51)

Balance at June 30, 2006	$134	$—	$12	$146

Included within the “other” category are exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs, and other direct costs of the 2006 Plan. Asset impairments for the third quarter of fiscal year 2006 include $47 million related to interior experience and $4 million related to building efficiency.

In the second quarter of fiscal year 2005, the Company committed to a restructuring plan (“2005 Plan”) involving cost reduction actions and recorded a $210 million restructuring charge. This restructuring charge included workforce reductions of approximately 3,900 employees. The restructuring charge associated with employee severance and termination benefits is paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. At June 30, 2006, approximately 2,900 employees have separated from the Company pursuant to the 2005 Plan. In addition, the 2005 Plan included 12 plant closures. The charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis. The closures/restructuring activities are primarily concentrated in Europe and North America. The majority of the restructuring activities under the 2005 Plan are expected to be completed by the end of fiscal year 2006.

The following table summarizes the Company’s 2005 Plan reserve, included within other current liabilities in the Condensed Consolidated Statements of Financial Position (amounts in millions):

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2005	$88	$14	$(9)	$93
Utilized — Cash	(19)	(5)	—	(24)
Utilized — Noncash	—	—	(1)	(1)

Balance at December 31, 2005	69	9	(10)	68
Utilized — Cash	(14)	(1)	—	(15)
Utilized — Noncash	—	—	(1)	(1)

Balance at March 31, 2006	55	8	(11)	52
Utilized — Cash	(9)	(1)	—	(10)
Utilized — Noncash	—	—	4	4

Balance at June 30, 2006	$46	$7	$(7)	$46

Included within the “other” category are exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs of the 2005 Plan.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering and purchasing operations, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, the Company is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of its operations.

12.	Research and Development

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses. Such expenditures amounted to $223 million and $216 million for the three months ended June 30, 2006 and 2005, respectively, and $638 million and $633 million for the nine months ended June 30, 2006 and 2005, respectively.

A portion of the costs associated with these activities is reimbursed by customers, and totaled $75 million and $101 million for the three months ended June 30, 2006 and 2005, respectively, and $228 million and $274 million for the nine months ended June 30, 2006 and 2005, respectively.

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13.	Income Taxes

The more significant components of the Company’s income tax provision (benefit) from continuing operations are as follows (amounts in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Federal, state and foreign income tax expense	$49	$94	$139	$148
Restructuring charge	(19)	—	(19)	—
Valuation allowance adjustments	(131)	—	(163)	28
Uncertain tax positions	(10)	—	(10)	—
Foreign dividend repatriation	—	—	31	—
Disposition of a joint venture	—	—	(4)	—
Change in tax status of foreign subsidiary	—	—	(11)	(81)

Provision for (benefit from) income taxes	$(111)	$94	$(37)	$95

Effective Tax Rate Adjustment

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. In the second quarter of fiscal year 2006, the Company reduced its estimated annual effective income tax rate for continuing operations from 24.3% to 21.0%, primarily due to increased income in certain foreign jurisdictions with a rate of tax lower than the U.S. statutory tax rate, decreased income in higher-tax jurisdictions and certain tax planning initiatives.

Restructuring Charge

In the third quarter of fiscal year 2006, the Company recorded a $19 million discrete period tax benefit related to third quarter 2006 restructuring costs using a blended statutory tax rate of 30.6%.

Valuation Allowance Adjustments

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

In the third quarter of fiscal year 2006, the Company completed an analysis of its German operations and, based on cumulative income over a 36-month period, an assessment of expected future profitability in Germany and finalization of the 2006 Plan, determined that it was more likely than not that the tax benefits of certain operating loss and tax credit carryforwards in Germany would be utilized in the future. As such, the Company reversed $131 million attributable to these operating loss and tax credit carryforwards in the current quarter as a credit to income tax expense, net of remaining valuation allowances at certain German subsidiaries and tax reserve requirements.

Based on the Company’s cumulative operating results through the six months ended March 31, 2006 and an assessment of expected future profitability in Mexico, the Company concluded that it was more likely than

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
not that the tax benefits of its operating loss and tax credit carryforwards in Mexico would be utilized in the future. During the second quarter of fiscal year 2006, the Company completed a tax reorganization in Mexico which will allow operating loss and tax credit carryforwards to be offset against the future taxable income of the reorganized entities. As such, in the second quarter of fiscal year 2006 the Company reversed a valuation allowance of $32 million attributable to these operating loss and tax credit carryforwards as a credit to income tax expense.

The Company’s remaining valuation allowances are related to operating loss carryforwards for which utilization is uncertain due to the lack of sustained profitability and/or limited carryforward periods in certain countries. The Company believes that if it continues to sustain profitable operating results in certain countries, it may have enough positive evidence to reverse a portion of its valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” At June 30, 2006, the Company’s valuation allowances are primarily attributed to loss carryforwards in Italy and Canada for which sustainable taxable income has not been demonstrated. In addition, the Company has valuation allowances in the U.S. with regards to previously recorded capital losses for which future capital gains are uncertain at this time.

Uncertain Tax Positions

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.” The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1997 through 2003 are currently under various stages of audit by the Internal Revenue Service and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At June 30, 2006, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the Condensed Consolidated Statements of Financial Position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

In the third quarter of fiscal year 2006, the Company recorded a $10 million tax benefit related to a favorable tax audit resolution in a foreign jurisdiction.

Foreign Dividend Repatriation

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations. During the quarter ended March 31, 2006, the Company completed its evaluation of its repatriation plans and approximately $674 million of foreign earnings were designated for repatriation to the U.S. pursuant to the provisions of the AJCA. The increase in income tax liability related to the Company’s AJCA initiatives totaled $42 million. The Company recorded $31 million of net income tax expense in the second quarter of fiscal year 2006, as $11 million had been previously recorded by York prior to it becoming a subsidiary of the Company in accordance with York’s approved repatriation plan.

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other Discrete Period Items

For the nine months ended June 30, 2006, the tax provision also decreased as a result of an $11 million tax benefit realized by a change in tax status of a subsidiary in Hungary and a subsidiary in the Netherlands and a $4 million non-recurring tax benefit related to a $9 million gain resulting from the disposition of the Company’s interest in a German joint venture.

In the nine months ended June 30, 2005, the tax provision decreased as a result of a $12 million and $69 million tax benefit from a change in tax status of subsidiaries in France and Germany, respectively, partially offset by an increase in the tax valuation allowance of $28 million related to restructuring charges for which no tax benefit was received in certain countries (primarily Germany and the United Kingdom) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in the country at that time.

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

Discontinued Operations

The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, World Services and its engine electronic business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.

14.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106” (amounts in millions):

	U.S. Pension Plans
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service cost	$22	$16	$65	$48
Interest cost	27	22	84	67
Expected return on plan assets	(35)	(26)	(108)	(78)
Amortization of transition obligation	—	—	(1)	(2)
Amortization of net actuarial loss	9	5	27	15
Amortization of prior service cost	—	—	1	1
Curtailment loss	—	—	2	—

Net periodic benefit costs	$23	$17	$70	$51

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Non-U.S. Pension Plans
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service cost	$10	$8	$30	$22
Interest cost	12	10	36	29
Employee contributions	(1)	(1)	(2)	(2)
Expected return on plan assets	(10)	(8)	(29)	(23)
Amortization of net actuarial loss	2	2	7	5

Net periodic benefit costs	$13	$11	$42	$31

	Postretirement Health and Other Benefits
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service cost	$2	$1	$5	$4
Interest cost	5	3	13	8
Amortization of net actuarial loss	(1)	—	1	1
Amortization of prior service cost	2	(1)	(2)	(2)
Curtailment gain	(2)	—	(2)	—

Net periodic benefit cost	$6	$3	$15	$11

The Company expects to contribute $149 million in cash to its defined benefit pension plans in fiscal year 2006.

15.	Earnings Per Share

The following table reconciles the denominators used to calculate basic and diluted earnings per share from continuing operations (in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Income from continuing operations	$336	$255	$665	$465

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	195.1	192.2	194.2	191.5

Effect of dilutive securities:
Stock options	2.2	2.2	2.1	2.6

Diluted weighted average shares outstanding	197.3	194.4	196.3	194.1

Antidilutive Securities
Options to purchase common shares	—	0.8	0.1	0.6

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16.	Comprehensive Income

A summary of comprehensive income is shown below (amounts in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$338	$255	$668	$626
Realized and unrealized gains (losses) on derivatives	(35)	8	(23)	4
Foreign currency translation adjustments	232	(152)	213	(44)

Other comprehensive income (loss)	197	(144)	190	(40)

Comprehensive income	$535	$111	$858	$586

The favorable foreign currency translation adjustments (“CTA”) for the three months ended June 30, 2006 was primarily due to the 4% increase in the euro as compared with a 7% decrease for the same period a year ago. CTA for the nine months ended June 30, 2006 was favorable primarily due to the 3% increase in the euro vs. the U.S. dollar compared with a 1% decrease in the euro vs. the U.S. dollar for the prior nine month period.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income (loss) account. A net loss of approximately $40 million and a net gain of approximately $29 million were recorded for the three month periods ending June 30, 2006 and 2005, respectively, and a net loss of approximately $33 million and $1 million were recorded for the nine month periods ending June 30, 2006 and 2005, respectively.

17.	Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS No. 131, the Company has determined that it has ten reportable segments for financial reporting purposes. Certain operating segments are aggregated or combined based on materiality within building efficiency — rest of world and power solutions in accordance with the standard. The Company’s ten reportable segments are presented in the context of its three primary businesses – building efficiency, interior experience and power solutions.

Building efficiency

North America Systems designs, produces, markets and installs HVAC&R equipment and control systems that monitor, automate and integrate critical building operating equipment and conditions including HVAC&R, fire-safety and security in commercial buildings and in various industrial applications in North America.

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

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Interior experience

Interior experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles in North America, Europe and Asia. Interior experience systems and products include complete seating systems and components; cockpit systems, including instrument clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems.

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

Management’s evaluation of the performance of the Company’s reportable segments excludes discontinued operations, significant restructuring costs and other significant non-recurring gains or losses. Financial information relating to the Company’s reportable segments is as follows (amounts in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales
Building efficiency
North America Systems	$426	$300	$1,145	$839
North America Service	516	297	1,315	821
North America Unitary Products	266	—	552	—
Global Facilities Management	520	423	1,450	1,427
Europe	539	237	1,336	681
Rest of World	556	149	1,323	448

	2,823	1,406	7,121	4,216

Interior experience
North America	2,036	2,204	6,341	6,398
Europe	2,288	2,425	6,755	6,859
Asia	357	362	1,133	1,041

	4,681	4,991	14,229	14,298

Power solutions	886	665	2,735	2,065

Total	$8,390	$7,062	$24,085	$20,579

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Operating income
Building efficiency
North America Systems	$41	$36	$79	$74
North America Service	50	28	68	43
North America Unitary Products	30	—	34	—
Global Facilities Management	16	22	47	63
Europe	4	(1)	(20)	(19)
Rest of World	49	8	75	18

	190	93	283	179

Interior experience
North America	54	115	120	242
Europe	118	81	287	165
Asia	(4)	3	(19)	19

	168	199	388	426

Power solutions	119	76	303	235

	477	368	974	840

Restructuring costs	(197)	—	(197)	(210)

Total	$280	$368	$777	$630

For the three months ended June 30, 2006, the Company recorded income related to a favorable legal settlement associated with the recovery of previously incurred environmental costs in the power solutions segment ($33 million). The Company also recorded income related to this legal settlement in North America Systems ($7 million) and other segments ($6 million) that was offset by other unfavorable commercial and legal settlements. In the aggregate, net legal and other commercial settlements totaled $33 million in the current quarter.

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

The Company has entered into supply contracts with certain vendors that include minimum volume requirements which, if not met, could subject the Company to potential liabilities. At the end of the third quarter of fiscal year 2006, there were no known volume shortfalls that would materially impact the Company’s consolidated financial position, results of operations or cash flows.

JOHNSON CONTROLS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A significant portion of the Company’s sales are to customers in the automotive industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations.

In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal year 2005, the Company filed a motion for declaratory judgment, in which it seeks a ruling that one of its insurers breached its duty to defend, thus waiving its defenses against the Company’s environmental claims. The Company is currently in settlement negotiations with certain of the insurance company defendants and, in the third quarter of fiscal year 2006, reached agreement with one of the defendants. The ultimate outcome of claims against the other defendants cannot be determined at this time; however, the Company expects a decision on its motion during late fiscal year 2006 or early fiscal year 2007.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and it subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income for each of the three-month and nine-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the three-month and nine-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
August 9, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Johnson Controls, Inc. (the “Company”) has made forward-looking statements in this document pertaining to its financial results for fiscal year 2006 and future years that are based on preliminary data and are subject to risks and uncertainties. The Company believes these to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements, including information concerning possible or assumed future risks. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. For those statements, the Company cautions that numerous important factors, such as automotive vehicle production levels and schedules, additional automotive customer plant closures, the ability to mitigate the impact of higher raw material and energy costs, the strength of the U.S. or other economies, foreign currency exchange rates, the Company’s effective tax rate, cancellation of commercial contracts, labor interruptions, the successful integration of York International Corporation (“York”), the ability to execute on restructuring actions according to anticipated timelines and costs and the ability to realize deferred tax assets, as well as those factors discussed in the Company’s Current Reports on Form 8-K dated January 9, 2006 and January 19, 2006, could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.
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
On December 9, 2005, the Company acquired York, a leading global provider of heating, ventilating, air conditioning and refrigeration (“HVAC&R”) equipment and services. The results of York’s operations are included in the Company’s consolidated financial statements from the date of acquisition. As part of the York integration, the Company reorganized its building efficiency business to maximize the synergies related to the York and legacy Johnson Controls operations. The new building efficiency structure is organized by product, service and/or region, with both York and Johnson Controls operations integrated within these segments as applicable.
The following information should be read in conjunction with the September 30, 2005 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2005 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended June 30, 2006 compared to the three months ended June 30, 2005, while references to “Year-to-Date” refer to the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005.

Summary

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(In millions)	2006	2005	Change	2006	2005	Change
Net sales	$8,390	$7,062	19%	$24,085	$20,579	17%
Operating income	280	368	-24%	777	630	23%
Three Months:
•	The increase in consolidated net sales was primarily due to the impact of the York and the July 2005 Delphi battery business (“Delphi”) acquisitions, partially offset by lower sales in the interior experience business reflecting the weaker North American automotive market and fewer production days in the European automotive market.

•	The decrease in consolidated operating income was primarily due to restructuring program costs recorded in the current period ($197 million), as well as costs associated with the integration of York. Excluding restructuring charges, consolidated operating income increased 30% compared with the prior fiscal year period due primarily to the impact of the York and Delphi acquisitions. Operating income was favorably impacted by $46 million related to a legal settlement associated with the recovery of previously incurred environmental costs, partially offset by other unfavorable commercial and legal settlements, resulting in a net increase of $33 million compared to the prior period. Substantially offsetting the net $33 million settlement amount were accelerated integration costs in the power solutions and building efficiency businesses and lower customer recoveries of program launch costs in the interior experience business.

•	The effects of foreign currency translation had no significant impact on net sales or operating income in the period.
Year-to-Date:
•	The increase in consolidated net sales was primarily due to the impact of the York and Delphi acquisitions and organic growth in the power solutions segment, partially offset by unfavorable foreign currency translation (approximately $650 million) in the period.

•	Excluding the unfavorable effects of foreign currency translation, consolidated net sales increased 20% as compared to the prior period.

•	The increase in consolidated operating income was primarily due to the impact of the York and Delphi acquisitions and organic growth in the power solutions segment, partially offset by increased raw material costs, including lead and petroleum-based products, and unfavorable foreign currency translation (approximately $28 million). Operating income was also favorably impacted on a net basis by favorable legal and customer contract settlements which were partially offset by the acceleration of York integration costs.

•	Excluding restructuring charges and the unfavorable effects of foreign currency translation, consolidated operating income increased 19% as compared to the prior period.
Segment Analysis
Management evaluates the performance of the segments based primarily on operating income, excluding restructuring costs included in the 2006 and 2005 restructuring plans, and other significant non-recurring gains and losses. Operating revenues and expenses are allocated to business segments in determining segment operating income. Items excluded from the determination of segment operating income include interest income and expense, equity in earnings of partially-owned affiliates, gains and losses from sales of businesses, foreign currency gains and losses, and other miscellaneous income and expense.
In the second quarter of fiscal year 2006, in connection with the York acquisition, the Company reevaluated its operating and reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company determined that it had ten reportable segments for financial reporting purposes. Certain operating segments are aggregated within the building efficiency — rest of world and power solutions reportable segments. The following is a description of each building efficiency reportable segment.
Building efficiency
•	North America Systems designs, produces, markets and installs HVAC&R equipment and control systems that monitor, automate and integrate critical building operating equipment and conditions including HVAC&R, fire-safety and security in commercial buildings and in various industrial applications in North America.

•	North America Service provides inspection, scheduled maintenance, repair, replacement and other service activities in North America for systems that the Company or one of its competitors has installed.

•	North America Unitary Products designs and produces heating and air conditioning solutions for residential and light commercial applications and markets products to the replacement and new construction markets in the United States and Canada.

•	Global Facilities Management provides on-site staff for complete real estate services, facility operation and management to improve the comfort, productivity, energy efficiency and cost effectiveness of building systems around the globe.

•	Europe provides systems and service capabilities to the European marketplace.

•	Rest of World provides systems and service capabilities to markets in Asia, the Middle East and Latin America. In addition, this segment supplies cooling and refrigeration systems for use on naval vessels.
Building Efficiency — Net Sales

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(In millions)	2006	2005	Change	2006	2005	Change
North America Systems	$426	$300	42%	$1,145	$839	36%
North America Service	516	297	74%	1,315	821	60%
North America Unitary Products	266	—	*	552	—	*
Global Facilities Management	520	423	23%	1,450	1,427	2%
Europe	539	237	127%	1,336	681	96%
Rest of World	556	149	273%	1,323	448	195%

	$2,823	$1,406	101%	$7,121	$4,216	69%

*	Measure not meaningful as segment relates to December 2005 York acquisition
Three Months:
•	The increase in net sales for North America Systems, North America Service, North America Unitary Products, Europe and Rest of World was primarily due to the impact of the York acquisition.

•	The Company did not operate in the North American Unitary products markets prior to the York acquisition.

•	The increase in net sales for Global Facilities Management primarily reflects new and expanded contracts in North America and Europe, including the impact of a contract with Royal Dutch Shell plc announced in December 2005 for the management of 13,000 retail service stations in 24 countries.
Year-to-Date:
•	The increase in total building efficiency net sales was primarily due to the impact of the York acquisition, partially offset by unfavorable foreign currency translation (approximately $150 million).

•	Similarly, the increase in net sales for North America Systems, North America Service, North America Unitary Products, Europe and Rest of World was primarily due to the impact of the York acquisition.

•	The increase in net sales for Global Facilities Management was primarily due to new and expanded contracts in Europe and the June 2005 acquisition of USI Companies, Inc. in North America ($40 million), partially offset by the decrease in North American revenue due to contract turnover and the unfavorable impact of foreign currency translation ($48 million).
Building Efficiency — Operating Income (Loss)

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(In millions)	2006	2005	Change	2006	2005	Change
North America Systems	$41	$36	14%	$79	$74	7%
North America Service	50	28	79%	68	43	58%
North America Unitary Products	30	—	*	34	—	*
Global Facilities Management	16	22	-27%	47	63	-25%
Europe	4	(1)	*	(20)	(19)	-5%
Rest of World	49	8	513%	75	18	317%

	$190	$93	104%	$283	$179	58%

*	Measure not meaningful as segment relates to December 2005 York acquisition
Three Months:
•	The increase in operating income for North American Service, North America Unitary Products, Europe and Rest of World was primarily due to the impact of the York acquisition, partially offset by the acceleration of York integration costs and other legal expenses.

•	The increase in operating income for North America Systems was primarily due to an increase in gross profit percentage resulting from operational efficiencies associated with the Company’s branch office redesign initiative and a favorable legal settlement associated with the recovery of previously incurred environmental costs ($7 million), which was substantially offset by other unfavorable commercial and legal settlements.

•	The decrease in operating income for Global Facilities Management was primarily due to start up costs incurred on new contracts in Europe.

Year-to-Date:
•	Non-recurring inventory purchase accounting adjustments relating to the York acquisition were $53 million for the nine months ended June 30, 2006, including $5 million for North America Systems, $7 million for North America Service, $14 million for North America Unitary Products, $16 million for Europe and $11 million for Rest of World. Such adjustments reduced operating income margins as inventories acquired in the York transaction were sold.

•	The increase in operating income for North America Service, North America Unitary Products, Europe and Rest of World was primarily due to the impact of the York acquisition.

•	North America Systems operating income was slightly higher as compared to the prior period due to operational efficiencies associated with the fiscal year 2005 branch office redesign initiative, partially offset by the non-recurring inventory purchase accounting adjustments noted above and expenses associated with market expansion programs.

•	The decrease in operating income for Global Facilities Management was primarily due to start up costs incurred on new contracts in Europe and Canada.
Interior Experience — Net Sales

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(In millions)	2006	2005	Change	2006	2005	Change
North America	$2,036	$2,204	-8%	$6,341	$6,398	-1%
Europe	2,288	2,425	-6%	6,755	6,859	-2%
Asia	357	362	-1%	1,133	1,041	9%

	$4,681	$4,991	-6%	$14,229	$14,298	—

Three Months:
•	North American net sales were lower than the prior period primarily due to volume reductions across all original equipment manufacturers, with the exception of DaimlerChrysler AG, and an unfavorable mix of car production in relation to light truck production.

•	European net sales were lower than the prior period primarily due to approximately three fewer production days compared to the prior period and the unfavorable impact of foreign currency translation (approximately $28 million).

•	Asian net sales decreased slightly primarily due to lower volumes with Nissan Motor Co. in Japan, partially offset by volume increases in Korea.
Year-to-Date:
•	North American net sales decreased slightly compared to the prior period as higher volumes with DaimlerChrysler AG, Toyota Motor Corporation, Honda Motor Co. and Volkswagen AG were more than offset by volume reductions with Ford Motor Co., General Motors Corporation and Nissan Motor Co. and an unfavorable mix of car production in relation to light truck production.

•	European net sales declined slightly compared to the prior period as higher volumes across all major customer platforms were more than offset by the unfavorable impact of foreign currency translation (approximately $417 million).

•	Asian net sales increased primarily due to higher volumes in Korea, partially offset by volume reductions with Nissan Motor Co. in Japan and the unfavorable impact of foreign currency translation (approximately $29 million).

Interior Experience – Operating Income (Loss)

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(In millions)	2006	2005	Change	2006	2005	Change
North America	$54	$115	-53%	$120	$242	-50%
Europe	118	81	46%	287	165	74%
Asia	(4)	3	*	(19)	19	*

	$168	$199	-16%	$388	$426	-9%

*	Measure not meaningful
Three Months:
     North America
•	Lower volume and unfavorable vehicle platform sales mix decreased operating income by $51 million compared with the prior year period.

•	Cost reduction programs, purchasing savings and other operational efficiencies contributed $59 million in operating improvements. These improvements were partially offset by lower customer recoveries of program launch costs.

•	Selling, general and administrative expenses increased, primarily due to higher net engineering expenses resulting from increased engineering investment for significant program launches and the timing of customer recoveries.

•	The net unfavorable effect of increased raw material costs totaled approximately $34 million as compared to the prior period. The Company continues to address rising commodity costs in the region through negotiations with both its customers and suppliers. The Company expects commodity cost pressures from foam chemicals, resin, steel and fuel to continue for the remainder of fiscal year 2006.
     Europe
•	Cost reduction programs, purchasing savings and other operational efficiencies contributed $62 million in operating improvements as compared to the prior period.

•	Lower volume and unfavorable vehicle sales mix decreased operating income by $15 million as compared to the prior period.

•	The net unfavorable effect of increased raw material costs totaled $5 million as compared to the prior period.
     Asia
•	Asia reported an operating loss in the period primarily due to start-up and engineering costs associated with new programs within Japan and Korea and unfavorable material costs.
Year-to-Date:
     North America
•	Unfavorable vehicle sales mix decreased operating income by $115 million as compared to the prior period.

•	Cost reduction programs, purchasing savings and other operational efficiencies contributed approximately $102 million in operating improvements.

•	SG&A expenses increased primarily due to charges for plant closure costs ($8 million) in response to a customer closure of an assembly plant to which the Company supplied interior products and the timing of customer engineering recoveries, partially offset by administrative efficiencies and cost reduction programs.

•	The net unfavorable effect of increased raw material costs totaled approximately $86 million as compared to the prior period.
     Europe
•	Cost reduction programs, purchasing savings and other operational efficiencies contributed approximately $128 million in savings as compared to the prior period.

•	Lower volume and unfavorable vehicle sales mix decreased operating income as compared to the prior period by $40 million.

•	The net unfavorable effect of increased raw material costs totaled approximately $18 million as compared to the prior period.
     Asia
•	Asia reported an operating loss in the period primarily due to start-up and engineering costs associated with new programs within Japan and Korea and unfavorable material costs.
Power Solutions

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(In millions)	2006	2005	Change	2006	2005	Change
Net sales	$886	$665	33%	$2,735	$2,065	32%
Operating income	119	76	57%	303	235	29%
Three Months:
•	The increase in net sales was due to substantially higher unit shipments, primarily from the Delphi acquisition and the impact of higher lead costs on pricing. Sales increased 38% in North America and 16% in Europe, with strong original equipment sales in North America, and slight growth in aftermarket sales in North America and Europe.

•	The increase in operating income was primarily due to a favorable legal settlement associated with the recovery of previously incurred environmental costs ($33 million), higher sales volumes and a favorable sales mix, partially offset by unfavorable commodity costs, primarily lead. SG&A expenses decreased in Europe, primarily due to the benefits of restructuring actions taken in the second quarter of fiscal year 2005, and increased slightly in the Americas primarily due to the Delphi acquisition.

•	The increase in lead costs, net of pass through of higher lead costs to customers, has negatively impacted gross profit and operating earnings by $14 million as compared to the prior period.
Year-to-Date:
•	The increase in net sales was due to substantially higher unit shipments, primarily from the Delphi acquisition and the favorable impact of higher lead costs on pricing, partially offset by the unfavorable impact of foreign currency translation ($53 million). Sales increased 35% in North America and 15% in Europe, with strong aftermarket demand in Europe, and strong original equipment demand in North America.

•	The increase in operating income was primarily due to the higher sales volumes and a favorable legal settlement associated with the recovery of previously incurred environmental costs ($33 million), partially offset by unfavorable commodity costs, including lead, polypropylene and transportation expenses. SG&A expenses increased compared to the prior period, primarily due to the Delphi acquisition and increased spending in support of the increase in sales volume.

•	The increase in lead costs, net of pass through of higher lead costs to customers, has negatively impacted gross profit and operating earnings by $64 million as compared to the prior period.
Other Income (Expense)

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(In millions)	2006	2005	Change	2006	2005	Change
Interest income	$7	$5	40%	$12	$12	—
Interest expense	(72)	(28)	157%	(191)	(89)	115%

Net	(65)	(23)		(179)	(77)

Equity income	28	19	47%	72	59	22%
Other expense — net	(10)	(8)	25%	(10)	(24)	-58%
•	Net interest expense for the three and nine month periods ended June 30, 2006 increased primarily due to the financing associated with the York acquisition, which resulted in additional interest expense of $42 million and $96 million, respectively, as compared to the prior periods.

•	Equity income for the three and nine month periods ended June 30, 2006 increased primarily due to joint ventures included in the York acquisition and higher income from certain interior experience joint ventures in China, partially offset by a reduction in income from certain interior experience joint ventures in North America and Europe.

•	Other expense – net for the nine month periods ended June 30, 2006 decreased primarily due to a $9 million gain from the sale of the Company’s interest in an interior experience joint venture recorded in the first quarter of fiscal year 2006 and a reduction in foreign currency losses as compared to the prior year periods.
Provision for (Benefit from) Income Taxes

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Tax provision (benefit)	$(111)	$94	$(37)	$95
Base effective tax rate	21.0%	26.5%	21.0%	25.1%
•	During the third quarter of fiscal year 2006, the Company completed an analysis of its German operations and, based on cumulative income over a 36 month period, an assessment of expected future profitability in Germany and finalization of the 2006 restructuring plan, determined that it was more likely than not that the tax benefits of certain operating loss and tax credit carryforwards in Germany would be utilized in the future. As such, the Company reversed $131 million attributable to these operating loss and tax credit carryforwards in the current quarter as a credit to income tax expense, net of remaining valuation allowances at certain German subsidiaries and tax reserve requirements.

•	During the third quarter of fiscal year 2006, the Company recorded a $10 million tax benefit related to a favorable tax audit resolution in a foreign jurisdiction.

•	During the third quarter of fiscal year 2006, Company recorded a $19 million discrete period tax benefit related to the 2006 restructuring plan using a blended statutory tax rate of 30.6%.

•	During the second quarter of fiscal year 2006, the Company reduced its estimated annual base effective income tax rate for continuing operations from 24.3% to 21.0%, primarily due to increased income in certain foreign jurisdictions with a rate of tax lower than the U.S. statutory tax rate, decreased income in higher-tax jurisdictions and certain tax planning initiatives.

•	During the second quarter of fiscal year 2006, the Company completed a tax reorganization in Mexico which will allow operating loss and tax credit carryforwards to be offset against the future taxable income of the reorganized entities. As such, the Company reversed a valuation allowance of $32 million attributable to these operating loss and tax credit carryforwards in the second quarter as a credit to income tax expense. During the second quarter of fiscal year 2006, the Company also completed an evaluation of its repatriation plans in accordance with the provisions of the American Jobs Creation Act of 2004, resulting in approximately $674 million of foreign earnings designated for repatriation to the U.S. and $31 million of net income tax expense in the second quarter.

•	In the first quarter of fiscal year 2006, the Company realized an $11 million tax benefit due to a change in tax status of a subsidiary in Hungary and a subsidiary in the Netherlands and a $4 million non-recurring tax benefit related to a $9 million gain resulting from the disposition of its interest in a German joint venture.

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

•	The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, World Services and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.
Minority Interests in Net Earnings of Subsidiaries

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(In millions)	2006	2005	Change	2006	2005	Change
Minority interests	$8	$7	14%	$32	$28	14%
•	The increase for the three and nine months ended June 30, 2006, was primarily due to improved earnings in certain interior experience joint ventures in Europe and Asia, certain power solutions joint ventures in Europe and Korea, and building efficiency joint ventures in Asia, offset by reduced earnings at certain building efficiency joint ventures in the Americas.

Net Income

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(In millions)	2006	2005	Change	2006	2005	Change
Income from continuing operations	$336	$255	32%	$665	$465	43%

Income/gain from discontinued operations	2	—	*	3	161	*

Net income	$338	$255	33%	$668	$626	7%

*	Measure not meaningful.
•	The increase in income from continuing operations for the three months ended June 30, 2006 was primarily due to the current period tax benefits, partially offset by lower operating income and higher other expenses, as discussed above.

•	The increase in income from continuing operations for the nine months ended June 30, 2006 was primarily due to the current period tax benefits and higher operating income, partially offset by higher other expenses, as discussed above.

•	Discontinued operations in fiscal year 2006 represents Bristol Compressors, which was part of the York acquisition. Discontinued operations in fiscal year 2005 relate to Johnson Controls World Services, Inc., which was sold in March 2005, and the Company’s engine electronics business, which was sold in February 2005.
Full Year Outlook
On July 20, 2006, the Company updated its outlook for the full fiscal year, confirming previously announced expectations of net sales growth to approximately $32 billion and narrowed its forecast for earnings per share from continuing operations to $5.25 to $5.30 from the previously estimated $5.25 to $5.35. The revised earnings forecast includes the restructuring charge in the third quarter of fiscal 2006 and one-time tax benefits, and was narrowed from the previously issued guidance to reflect lower than anticipated North American interior experience sales and operating income.
Building efficiency net sales are expected to increase approximately 80% over fiscal year 2005. This sales growth is primarily due to the impact of the York acquisition, and is expected to be partially offset by the unfavorable effects of foreign currency translation. Operating margin percentage for fiscal year 2006 is expected to be level compared to the prior year as the expected operational efficiencies associated with the Company’s North American branch office redesign initiatives and the strength in the residential HVAC market will be offset by non-recurring acquisition costs recognized in the first half of the fiscal year.
The building efficiency backlog relates to installed systems and technical service activity, accounted for using the percentage-of-completion method. At June 30, 2006, the unearned backlog to be executed within the next year was $3.7 billion, 16% above the prior year level on a pro forma basis which includes the unearned backlog of York prior to the acquisition for comparative purposes. The strong growth in the backlog is primarily due to the substantial increase in North American orders.
Management anticipates that interior experience sales will be approximately 4% lower than fiscal year 2005. The expected decrease in sales is due to lower production in fiscal 2006 on key platforms and the negative effect of foreign currency translation. The interior experience business’s operating margin percentage for fiscal year 2006 is expected to be slightly lower compared to fiscal year 2005, as the benefits of operational efficiencies, restructuring, and lower launch costs are partially offset by lower production on key platforms, and higher unrecovered customer costs, including commodities, in North America. Interior experience has supply agreements with certain of its customers that provide for annual sales price reductions and, in some instances, for the recovery of material cost increases. Because of the importance of new vehicle sales by major automotive manufacturers to its operations, the Company is affected by general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations.
Management expects power solutions sales will increase approximately 25% over fiscal year 2005, primarily due to the July 2005 Delphi battery business acquisition and strong organic growth, partially offset by unfavorable effects of foreign currency translation. Power solutions operating margin percentage is expected to be level compared to fiscal year 2005 due to a favorable legal settlement associated with the recovery of previously incurred environmental costs offset by the short-term dilutive impact of Delphi’s North American operations and the current volatility of commodity costs, primarily lead.
Financial Condition
Working Capital

	June 30,	September 30,		June 30,
(In millions)	2006	2005	Change	2005	Change
Working capital	$661	$298	122%	$443	49%

Accounts receivable	5,686	4,987	14%	4,529	26%
Inventories	1,740	983	77%	915	90%
Accounts payable	4,315	3,938	10%	3,544	22%
•	The increase in working capital as compared to September 30, 2005 and June 30, 2005 is primarily due to the York acquisition, as accounts receivable and inventories related to the business acquired were in excess of additional accounts payable, other current liabilities and the current portion of long-term debt.

•	The Company’s days sales in accounts receivable (“DSO”) for the three months ended June 30, 2006 were 53, a decrease compared to the period ended September 30, 2005 of 59 and consistent with the period ended June 30, 2005. The decrease in DSO compared to September 30, 2005 was primarily due to the improvement in collections at interior experience – North America, partially offset by the negative impact of the York acquisition. There has been no significant deterioration in the credit quality of the Company’s receivables or changes in revenue recognition policies.

•	The Company’s inventory turns for the three months ended June 30, 2006 were 13, a decrease from the inventory turns of 18 and 21 for the three month periods ended September 30, 2005 and June 30, 2005, respectively. The decrease was primarily due to the York acquisition, where inventory turns less frequently than the Company’s other businesses where just-in-time production methods are generally used.
Cash Flows

	Nine months ended June 30,
(In millions)	2006	2005
Net cash provided by operating activities	$1,062	$702
Net cash provided by (used in) investing activities	(2,977)	127
Net cash provided by (used in) financing activities	2,124	(543)
Capital expenditures	438	387
•	The increase in net cash provided by operating activities was primarily due to favorable changes in working capital.

•	Net cash used in investing activities and provided by financing activities for the nine month period ended June 30, 2006 primarily relates to the York acquisition.

•	The majority of the capital spending for property, plant and equipment for the nine month period ended June 30, 2006 was attributable to projects in the interior experience business.

•	Management expects capital expenditures to be approximately $775 to $825 million in fiscal year 2006.
Long-Lived Assets
The Company has certain subsidiaries, mainly located in Italy and Canada, which have generated operating losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to record a valuation allowance for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction and evaluate both positive and negative historical evidences as well as expected future events.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s long-lived asset impairment analyses indicate that assets in Italy and Canada are not impaired based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At June 30, 2006, the Company does not have any material assets whose recovery is at risk.
Capitalization

	June 30,	September 30,		June 30,
(In millions)	2006	2005	Change	2005	Change
Short-term debt	$248	$684	-64%	$393	-37%
Long-term debt	4,765	1,658	187%	1,853	157%
Shareholders’ equity	6,909	6,058	14%	5,777	20%

Total capitalization	$11,922	$8,400	42%	$8,023	49%

Total debt as a % of total capitalization	42.0%	27.9%		28.0%

•	In February 2006, the Company executed additional Euro cross currency swaps to hedge its net investment. Any fluctuation in exchange rates related to these transactions is offset by the change in value of the underlying investment.

•	In January 2006, the Company issued $2.5 billion in floating and fixed rate notes consisting of the following four series: $500 million floating rate notes due in fiscal year 2008, $800 million fixed rate notes due in fiscal year 2011, $800 million fixed rate notes due in fiscal year 2016 and $400 million fixed rate notes due in fiscal year 2036. The Company also entered into a 24 billion yen (approximately $210 million), three year, floating rate loan. The net proceeds of the offering and the bank loan were used to repay the unsecured commercial paper obligations that were used to initially finance the York acquisition.

•	In October 2005, the Company entered into a five-year, $1.6 billion revolving credit facility which expires in October 2010. This facility replaced the five-year $625 million revolving credit facility, which would have expired in October 2008, and the 364-day $625 million facility, which expired in October 2005. There were no draws on any of the committed credit lines through June 30, 2006.

•	In October 2005, the Company entered into a $2.8 billion revolving credit facility. The Company used the revolving credit facility to provide a liquidity backstop for commercial paper that the Company issued to fund the acquisition of York. Subsequent to the repayment of the commercial paper in January 2006, the Company terminated the revolving credit facility.

•	In addition to the issuance of debt, the Company’s acquisition of York added approximately $416 million in contractual obligations, primarily unconditional purchase obligations and operating leases, at June 30, 2006. Unconditional purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

•	The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at June 30, 2006 were adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in the remainder of fiscal year 2006 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

•	The Company expects the total debt as a percentage of total capitalization to decline to approximately 40% by the end of fiscal year 2006.
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
Prior to the adoption of SFAS 123(R), the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS 123(R), the Company will apply a non- substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of SFAS 123(R), an approximate $3 million and $1 million reduction of pre-tax compensation cost would have been recognized for the three month periods ended June 30, 2006 and 2005, respectively, and an approximate $9 million and $2 million reduction of pre-tax compensation cost would have been recognized for the nine month periods ended June 30, 2006 and 2005, respectively.
At June 30, 2006, there was approximately $61 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.9 years.
In July 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 clarifies how to recognize, measure, and disclose uncertain income tax positions in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, such changes will be accounted for as an adjustment to retained earnings. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial condition, results of operations and cash flows.

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
In March 2005, FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company is required to adopt FIN 47 prior to the end of fiscal year 2006 and is currently evaluating the impact that the adoption of FIN 47 will have on its consolidated financial condition, results of operations and cash flows.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2006, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has reviewed and evaluated the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the remedial measures implemented to correct the deficiencies in the Company’s disclosure controls and procedures have been effective to correct those deficiencies and that the Company’s disclosure controls and procedures were effective at June 30, 2006.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the three month period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In December 2005, the Company completed its acquisition of York. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously reported, following allegations in a U.N. Oil-For-Food Inquiry Report that, prior to the Company’s acquisition of York, York had made improper payments to the Iraqi regime, York and the Company jointly undertook to investigate the allegations and offered the companies’ cooperation to the Department of Justice and Securities and Exchange Commission. After completing the York acquisition, the Company continued the internal inquiry and expanded its scope to include other aspects of York’s Middle East operations including a review of York’s use of agents, consultants and other third parties, York’s compliance with the Office of Foreign Assets Control licensing requirements, and York’s compliance with other potentially applicable trade laws. The factual inquiry is now substantially complete and indicates that in a number of instances York engaged in conduct that may lead to enforcement actions against the Company under applicable U.S. laws, which give authorities the right to pursue civil and criminal sanctions, including monetary penalties. The Company has been voluntarily disclosing this information and offering continued cooperation to the DOJ and SEC as well as to other relevant authorities in the U.S. Departments of Treasury, Commerce and Defense. The Company expects to enter into discussions with the relevant authorities to explore how these matters may be resolved. Such discussions have not begun, and it is premature to predict what their outcome might be. The Company is in the process of evaluating and implementing various remedial measures with respect to York operations.
In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal year 2005, the Company filed a motion for declaratory judgment, in which it seeks a ruling that one of its insurers breached its duty to defend, thus waiving its defenses against the Company’s environmental claims. The Company is currently in settlement negotiations with certain of the insurance company defendants and, in the third quarter of fiscal year 2006, reached agreement with one of the defendants. The ultimate outcome of claims against the other defendants cannot be determined at this time; however, the Company expects a decision on its motion during late fiscal year 2006 or early fiscal year 2007.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company entered into an Equity Swap Agreement, dated March 18, 2004 and amended March 3, 2006 and May 16, 2006 (the “Swap Agreement”), with Citibank, N.A. (“Citibank”). The Company selectively uses equity swaps to reduce market risk associated with its Company stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the Swap Agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount.
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $150 million in aggregate market value prior to May 16, 2006 and up to $200 million any given time after May 16, 2006. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent.
The following table presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended June 30, 2006. The Swap Agreement reduced compensation expense in the three months ended June 30, 2006 by approximately $11 million. The repurchases of the Company’s common stock by the Company relate solely to stock option and restricted stock transactions that are treated as involving repurchases of Company common stock for purposes of this disclosure.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet be
	Total Number of	Average Price Paid	Part of the Publicly	Purchased under the
Period	Shares Purchased	per Share	Announced Program	Program (1)

4/1/06 – 4/30/06
Purchases by Company	821	$81.58	—	—
Purchases by Citibank	—	—	—	$11,365,000
Total	821	$81.58	—	$11,365,000

5/1/06 – 5/31/06
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$55,211,000
Total	—	—	—	$55,211,000

6/1/06 – 6/30/06
Purchases by Company	—	—	—	—
Purchases by Citibank	—	—	—	$60,226,000
Total	—	—	—	$60,226,000

(1)	The dollar amounts in this column relate solely to the approximate dollar value of shares that may be purchased under the Swap Agreement at the end of the period in question.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 46 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: August 9, 2006	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description
15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 9, 2006, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.