Form 10-K
period 2006-09-30
JOHNSON CONTROLS INC
filed 2006-12-05
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission File Number 1-5097
JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0380010
(State of Incorporation)	(I.R.S. Employer Identification No.)

5757 North Green Bay Avenue
P.O. Box 591
Milwaukee, Wisconsin	53201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(414) 524-1200
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.04-1/6 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The aggregate market value of the registrant’s stock held by non-affiliates of the registrant on March 31, 2006 was approximately $14.8 billion.
     195,787,050 shares of the registrant’s Common Stock, par value $0.04 1/6 per share, were outstanding on October 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the Proxy Statement dated and to be filed with the Securities and Exchange Commission on December 6, 2006.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2006

		Page
CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION		1

PART I.
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	10
ITEM 2.	PROPERTIES	10
ITEM 3.	LEGAL PROCEEDINGS	13
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
	EXECUTIVE OFFICERS OF THE REGISTRANT	15

PART II.
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	17
ITEM 6.	SELECTED FINANCIAL DATA	18
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	43
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	88
ITEM 9A.	CONTROLS AND PROCEDURES	88
ITEM 9B.	OTHER INFORMATION	89

PART III.
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	90
ITEM 11.	EXECUTIVE COMPENSATION	90
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	90
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	90
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	90

PART IV.
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	91
	SIGNATURES	92
	INDEX TO EXHIBITS	93
AMENDED AND RESTATED CREDIT AGREEMENT
1992 STOCK OPTION PLAN
DEFERRED COMPENSATION PLAN
DIRECTOR SHARE UNIT PLAN
2000 STOCK OPTION PLAN
FORM OF RESTRICTED STOCK AWARD AGREEMENT FOR 2001 RESTRICTED STOCK PLAN
EXECUTIVE DEFERRED COMPENSATION PLAN
2003 STOCK PLAN FOR OUTSIDE DIRECTORS
LETTER AGREEMENT
RETIREMENT RESTORATION PLAN
SUMMARY OF NON-EMPLOYEE DIRECTOR COMPENSATION
FORM OF RESTRICTED STOCK AWARD AGREEMENT FOR 2001 RESTRICTED STOCK PLAN
FORM OF STOCK OPTION AWARD AGREEMENT FOR 2000 STOCK OPTION PLAN
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SECTION 302 CERTIFICATION OF CEO
SECTION 302 CERTIFICATION OF CFO
SECTION 906 CERTIFICATIONS OF CEO AND CFO

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Johnson Controls, Inc. and its consolidated subsidiaries.
We have made forward-looking statements in this document pertaining to our financial results for future years that are based on preliminary data and are subject to risks and uncertainties. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements, including information concerning possible or assumed future risks. For those statements, we caution that numerous important factors as described in Item 1A of this report could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.
PART I
ITEM 1 BUSINESS
General Development of Business
Johnson Controls is a Wisconsin corporation organized in 1885. Its principal office is located at 5757 North Green Bay Avenue, P.O. Box 591, Milwaukee, Wisconsin 53201. From 1885 through 1978, the Company’s operations were predominantly in the building efficiency business. Since 1978, the Company’s operations have been diversified through acquisitions and internal growth. In December 2005, the Company significantly expanded the building efficiency business with the acquisition of York International Corporation (York), a global supplier of heating, ventilation, and air-conditioning (HVAC) mechanical equipment and services. The Company operates in three primary businesses: building efficiency, automotive experience, and power solutions.
The building efficiency business is a global market leader in designing, producing, marketing and installing HVAC equipment and building control systems that monitor, automate and integrate critical building operating equipment and conditions. In addition, the building efficiency business provides technical and facility management services, including comfort, energy and security management for the non-residential buildings market. The business’s installed systems integrate the management and operation of the building control systems such as temperature, ventilation, humidity, fire-safety and security. The business’s technical and facility management services provide a complete suite of integrated solutions to improve building operations and maintenance.
In 1985, the Company entered the automotive seating market through the acquisition of Hoover Universal, Inc. During the late 1990’s, the Company expanded into additional interior systems and geographic markets. The Company’s automotive seating and interior systems business operates under the name automotive experience, and the Company believes it is among the world’s largest automotive suppliers. Automotive experience provides seating, instrument panel, overhead, floor console and door systems to more than 35 million vehicles annually.
In 1978, the Company entered the North American battery market through the acquisition of Globe-Union, Inc. and the Company has grown in this market through internal growth and strategic acquisitions. The Company’s power solutions business services both automotive original equipment manufacturers and the general vehicle battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company produces more than 110 million lead-acid batteries annually, and offers nickel-metal-hydride and lithium-ion battery technology to power hybrid vehicles.
Financial Information About Business Segments
Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS No. 131, the Company has determined that it has ten reportable segments for financial reporting purposes. Certain operating segments are aggregated or combined based on materiality within building efficiency — rest of world and power solutions in accordance with the standard. The Company’s ten reportable segments are presented in the context of its three primary businesses: building efficiency, automotive experience and power solutions.
Refer to Note 18, “Segment Information,” of the notes to the consolidated financial statements in Item 8 of this report for financial information about business segments.
For purposes of the following discussion of the Company’s businesses, the three automotive experience segments and the five building efficiency segments are presented together due to their similar customers and the similar nature of their products, production processes, and distribution channels.
Products/Systems and Services
Building efficiency
Building efficiency is the global leader in delivering integrated control systems, mechanical equipment, services and solutions designed to improve the comfort, safety and energy efficiency of non-residential buildings in more than 125 countries. Approximately 75% of revenues come from technical services and the replacement and upgrade of controls and heating, ventilating and air conditioning mechanical equipment in the existing buildings market, where the Company’s large base of current customers leads to repeat business and low cyclicality. The remaining 25% of revenues is associated with installing controls and equipment during the construction of new buildings. Customer relationships often span entire building lifecycles.
Building efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some types of controls and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. Approximately 45% of building efficiency’s sales are derived from HVAC products and installed control systems. Approximately 55% originate from its service offerings. In fiscal year 2006, building efficiency sales accounted for 32% of the Company’s consolidated net sales.
The Company’s systems include York® chillers, air handlers and other HVAC mechanical equipment that provide heating and cooling in non-residential buildings. The Metasys® control system monitors and integrates HVAC equipment with other critical buildings systems to maximize comfort while reducing energy and operating costs. As the largest global supplier of technical services, building efficiency supplements or serves as in-house staff to maintain, optimize and repair building systems made by the Company or by competitors. The Company offers a wide range of solutions such as performance contracting under which energy savings are used by the customer to pay a third party financier for the project costs over a number of years. In addition, workplace solutions provides full-time on-site operations staff and real estate consulting services to help customers, especially multi-national companies, reduce costs and improve the performance of their facility portfolios. The Company’s on-site staff typically self-performs tasks related to the comfort and reliability of the facility, and manages the subcontractors for functions like foodservice and landscaping. Through its unitary products business, the Company produces air conditioning and heating equipment for the residential market.
Automotive experience
Automotive experience designs and manufactures products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for original equipment manufacturers and operates approximately 110 wholly- and majority-owned manufacturing or assembly plants in 28 countries worldwide (see Item 2 “Properties”). Additionally, the business has partially-owned affiliates in Asia, Europe, North America and South America.
Automotive experience systems and products include complete seating systems and components; cockpit systems, including instrument clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems. In fiscal year 2006, automotive experience sales accounted for 57% of the Company’s consolidated net sales.

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
The business has substantially grown its interior systems capabilities through internal growth aided by acquisitions. In fiscal year 2002, the business expanded its capabilities in vehicle electronics with its acquisition of the automotive electronics business of France-based Sagem SA. In fiscal year 2003, the Company acquired Borg Instruments AG, an automotive electronics company with headquarters in Germany.
Power solutions
Power solutions services both automotive original equipment vehicle manufacturers and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company is the largest automotive battery manufacturer in the world, producing more than 110 million lead-acid batteries annually in approximately 60 manufacturing or assembly plants in 9 countries. Investments in new product and process technology have expanded product offerings to nickel-metal-hydride and lithium-ion battery technology to power hybrid vehicles.
Sales of automotive batteries generated 11% of the Company’s fiscal year 2006 consolidated net sales. In fiscal year 2002, power solutions expanded its battery operations into the European market through the acquisition of the German automotive battery manufacturer Hoppecke Automotive GmbH and Co. KG. In fiscal year 2003, the Company continued its expansion into the European market with its acquisition of VARTA Automotive GmbH and the 80% majority ownership in VB Autobatterie GmbH (collectively “VARTA”), a major European automotive battery manufacturer headquartered in Germany. In fiscal year 2004, the Company acquired the remaining 51% interest in its Latin American joint venture with Grupo IMSA, S.A. de C. V. In fiscal year 2005, the Company acquired Delphi Corporation’s global battery business and received a global long-term contract to supply General Motors Corporation with original equipment and original equipment service batteries. The acquisitions support the Company’s growth strategies and provide new opportunities to strengthen the Company’s global leadership position in the automotive battery industry. Batteries and plastic battery containers are manufactured at wholly and partially owned plants in North America, South America, Asia, the Middle East and Europe (see Item 2 “Properties”).
Major Customers and Competition
As described previously, the Company is a major supplier to the automotive industry. Sales from all three businesses to its major customers, as a percentage of consolidated net sales, were as follows for the most recent fiscal years:

Customer	2006	2005	2004

General Motors Corporation	11%	14%	14%
DaimlerChrysler AG	11%	11%	11%
Ford Motor Company	10%	11%	14%
In fiscal year 2006, approximately 40% of the Company’s sales to these manufacturers originated in the U.S., 43% originated in Europe and 17% originated in other foreign markets. Because of the importance of new vehicle sales of major automotive manufacturers to its operations, the Company is affected by general business conditions in this industry. Sales to additional automakers in fiscal year 2006 that accounted for more than 5% of the Company’s consolidated net sales included Nissan Motor Co., Ltd. and Volkswagen AG. The Company is also a major supplier to Toyota Motor Corporation through wholly owned facilities and unconsolidated joint ventures.

Building efficiency
The building efficiency business conducts certain of its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service quality, price, design, reputation, technology, efficiency, acoustics, application engineering capability and construction management expertise. Competition for contracts includes many regional, national and international controls providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Carrier Corporation, a subsidiary of United Technologies Corporation; The Trane Company, a subsidiary of American Standard Companies Inc.; Rheem Manufacturing Company; Lennox International, Inc.; and Goodman Global, Inc. The services market is highly fragmented, with no one company being dominant. Sales of these services are largely dependent upon numerous individual contracts with commercial businesses worldwide; the loss of any individual contract would not have a material adverse effect on the Company.
Automotive experience
The automotive experience business faces competition from other automotive suppliers and, with respect to certain products, from the automobile manufacturers who produce or have the capability to produce certain products the business supplies. Competition is based on technology, quality, reliability of delivery and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the principal automotive experience competitors include Lear Corporation, Faurecia SA, and Magna Automotive Inc.
Power solutions
Approximately 80% of automotive battery sales worldwide in fiscal year 2006 were to the automotive replacement market, with the remaining sales to the original equipment market. Power solutions is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Robert Bosch GmbH, Costco, Interstate Battery System of America, Pep Boys, Sears, Roebuck & Co and Wal-Mart stores. Automotive batteries are sold throughout the world under private label and under the Company’s brand names (Optima®, Varta®, LTH® and Heliar®) to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The power solutions business primarily competes in the battery market with Exide Technologies, GS Yuasa Corporation, East Penn Manufacturing Company and Fiamm Group.
Backlog
At September 30, 2006, the Company’s automotive experience backlog of net new incremental business to be executed within the next three fiscal years was approximately $3.5 billion, $1.0 billion of which relates to fiscal year 2007. The backlog as of September 30, 2005 was approximately $3.3 billion, $1.2 billion which related to fiscal year 2006. The decrease in the subsequent year backlog is primarily due to lower vehicle production volumes in North America. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes, the timing of related production launches and changes in customer development plans.
The Company’s backlog relating to the building efficiency business is applicable to its sales of systems and services. At September 30, 2006, the backlog was $3.7 billion, compared with $1.9 billion for the prior year, primarily due to the acquisition of York. The preceding data does not include amounts associated with facility management service contracts because such contracts are typically multi-year service awards. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the coming fiscal year period.
Raw Materials
Raw materials used by the businesses in connection with their operations, including steel, urethane chemicals, lead, copper, sulfuric acid and polypropylene, were readily available during the year and such availability is expected to continue. Except for volatility in lead prices, the Company expects other key commodity costs, such as copper, steel, foam chemicals, resin and fuel to be stable in fiscal year 2007, with the possibility of some softening during the year.

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
The Company’s trademarks, certain of which are material to its business, are registered or otherwise legally protected in the U.S. and many foreign countries throughout the world in which products and services of the Company are sold. The Company, from time to time, becomes involved in trademark licensing transactions.
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
Environmental Capital Expenditures
The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in fiscal year 2006 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.
Employees
As of September 30, 2006, the Company employed approximately 136,000 employees, of whom approximately 75,000 were hourly and 61,000 were salaried.

Seasonal Factors
Sales of automotive seating & interior systems and batteries to automobile manufacturers for use as original equipment are dependent upon the demand for new automobiles. Management believes that demand for new automobiles generally reflects sensitivity to overall economic conditions with no material seasonal effect. The automotive replacement battery market is affected by weather patterns because batteries are more likely to fail when extremely low temperatures place substantial additional power requirements upon a vehicle’s electrical system. Also, battery life is shortened by extremely high temperatures, which accelerate corrosion rates. Therefore, either mild winter or moderate summer temperatures may adversely affect automotive replacement battery sales. Certain of building efficiency’s sales are seasonal as the demand for residential air conditioning equipment generally increases in the summer months, while the demand for furnaces peaks during the autumn months. This seasonality is mitigated by the other products and services provided by the building efficiency business which have no material seasonal effect.
Financial Information About Geographic Areas
Refer to Note 18, “Segment Information,” of the notes to the consolidated financial statements in Item 8 of this report for financial information about geographic areas.
Research and Development Expenditures
Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements in Item 8 of this report for research and development expenditures.
Available Information
The Company’s filings with the U.S. Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Exchange Act, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.
ITEM 1A RISK FACTORS
General Risks
We are subject to pricing pressure from our larger customers.
We face significant competitive pressures in all of our business segments. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those pricing reductions may have an adverse impact on our business.
We are subject to risks associated with our non-U.S. operations which could adversely affect our results of operations.
We have significant operations in a number of countries outside the U.S., some of which are located in emerging markets. The persistence of long-term economic uncertainty in some of the regions of the world in which we operate, such as Asia, South America, the Middle East and other emerging markets, could result in the disruption of markets and negatively affect the adequacy of cash flows from our operations to cover our capital needs and debt service.
In addition, as a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than U.S. dollars. We are therefore subject to foreign currency risks and foreign exchange exposure. Our primary exposures are to the euro, British pound, Mexican peso, Canadian dollar, Czech koruna, Slovak koruna and Japanese yen. While we employ financial instruments to hedge transactional and foreign exchange exposure, these activities do not insulate us completely from those exposures.
There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws and monetary and fiscal policies, protectionist measures that may prohibit acquisitions or joint ventures, unsettled political conditions and possible terrorist attacks against American interests.
These and other factors may have a material adverse effect on our non-U.S. operations and therefore on our business and results of operations.
We are subject to regulation of our international operations that could adversely affect our business and results of operations.
Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to foreign government officials and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a foreign government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex and often times difficult to interpret and apply, may result in severe criminal penalties or sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations. As disclosed in previous filings with the Securities and Exchange Commission, we have learned that York engaged in conduct that may lead to enforcement actions against us under applicable U.S. trade and similar laws, which give authorities the right to pursue administrative, civil and criminal sanctions, including monetary penalties.
We are subject to costly requirements relating to environmental regulation and environmental remediation matters, which could adversely affect our business and results of operations.
At September 30, 2006, we recorded a liability of $34 million relating to environmental matters. Because of the uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability, which could have a material adverse effect on our business and results of operations.
Negative or unexpected tax consequences could adversely affect our results of operations.
Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax reserves that could materially and adversely affect our results of operations.
Additionally, we are subject to tax audits by governmental authorities in the U.S. and foreign jurisdictions. Because the results of tax audits are inherently uncertain, negative or unexpected results from one or more such tax audits could adversely affect our results of operations.
We may be adversely affected by legal proceedings in which we are, or may be, a party.
We are currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers, intellectual property matters and employment claims. There exists the possibility that such claims may have an adverse impact on our results of operations that is greater than we anticipate.

An increase in our level of indebtedness could lead to a downgrade in the ratings of our debt and, in turn, restrict our ability to access the debt capital markets.
Our access to the debt capital markets may ultimately be impacted by changes in the ratings that rating agencies assign to our debt. An increase in the level of our indebtedness in the future, to the extent that we finance future acquisitions with debt, for example, may result in a downgrade in the ratings that are assigned to our debt. If ratings for our debt fell below investment grade, our access to the debt capital markets would become restricted.
Additionally, several of our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded. Consequently, an increase in the level of our indebtedness may result in an increase in our interest expense. Further, an increase in the level of our indebtedness may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.
We may be unable to complete or integrate acquisitions effectively, which may adversely affect our profitability and results of operations.
We intend to grow through the acquisition of businesses and assets that will complement our current businesses. To date, a material portion of our growth has come through acquisitions. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. These and other acquisition-related factors may negatively and adversely impact our growth, profitability and results of operations.
Automotive Experience Risks
Decreased demand from our customers in the automotive industry may adversely affect our results of operations.
In fiscal year 2006, our three largest customers were automobile manufacturers General Motors Corporation, DaimlerChrysler AG and Ford Motor Company (the Big 3), with sales to these customers representing approximately 32% of total company net sales. Sales to the Big 3 originating in the U.S. represented approximately 13% of our total net sales in fiscal year 2006. Our financial performance depends, in part, on conditions in the automotive industry. The Big 3 have experienced declining market shares in North America and have recently announced significant restructuring actions in an effort to improve profitability. The North American automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations and may ultimately result in severe financial difficulty, including bankruptcy. If our customers, especially the Big 3, reduce their orders to us, our results of operations would be adversely impacted. Additionally, we have significant component production for manufacturers of motor vehicles in the U.S., Europe, South America, Japan and other Asia/Pacific Rim countries. Continued uncertainty relating to the financial condition of the Big 3 and others in the automotive industry may have a negative impact on our business.
The financial distress of our suppliers could harm our results of operations.
Our supplier base has been adversely affected by industry conditions. Lower production levels for our key customers and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. The continuation of financial distress within the supplier base may lead to increased commercial disputes and possible supply chain interruptions. In addition, the adverse industry environment has required us to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. The continuation or worsening of these industry conditions may have a negative impact on our business.

Change in consumer demand may adversely affect our results of operations.
Recent and any future increases in energy costs that consumers incur could result in shifts in consumer demand away from motor vehicles that typically have higher amounts of content that we supply, such as light trucks, cross-over vehicles, minivans and SUVs, to smaller vehicles that have lower amounts of content that we supply. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could reduce our sales and harm our profitability, thereby adversely affecting our results of operations.
We may not be able to successfully negotiate pricing terms with our customers in the automotive experience business, which may adversely affect our results of operations.
We negotiate sales prices annually with our automotive seating and interiors customers. Cost-cutting initiatives adopted by our customers generally result in increased downward pressure on pricing. Our customer supply agreements generally require reductions in component pricing over the period of production. Pricing pressures may further intensify, particularly in North America, as domestic automotive manufacturers pursue restructuring and cost cutting initiatives to better compete with their foreign competitors. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our results of operations may be adversely affected.
Increases in commodity prices may adversely affect our results of operations.
Commodity prices have risen rapidly in the past three years. In our two largest markets, North America and Europe, the cost of commodities, primarily steel, resin and chemicals, increased (net of recoveries through price increases to customers). If commodity prices continue to rise, and if we are not able to recover these cost increases through price increases to our customers, then such increases may have an adverse affect on our results of operations.
The cyclicality of original equipment automobile production rates may adversely affect the results of operations in our automotive experience and power solutions businesses.
Our automotive experience business and, to a lesser extent, our power solutions business are directly related to automotive sales and automotive vehicle production by our customers. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. Any significant economic decline that results in a reduction in automotive production and sales by our automotive experience and power solutions customers may have a material adverse impact on our results of operations.
A variety of factors could adversely affect the results of operations of our automotive experience business.
Any of the following could materially and adversely impact the results of operations of our automotive experience business: the loss of, or changes in, automobile seating and interiors supply contracts or sourcing strategies with our major customers or suppliers; inability to meet minimum vendor volume requirements; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of our manufacturing facilities, each of which is generally located near, and devoted to, a particular customer’s facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that we have supplied; delays or difficulties in new product development; the potential introduction of similar or superior technologies; global overcapacity and vehicle platform proliferation.
Power Solutions Risks
We face increasing competition and pricing pressure from other companies in the power solutions business.
The power solutions business competes with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. If we are unable to remain competitive and maintain market share in the regions and markets we serve, our results of operations may be adversely affected.

A variety of factors could adversely affect the results of operations of our power solutions business.
Any of the following could materially and adversely impact the results of operations of our power solutions business: loss of or changes in automobile battery supply contracts with our large original equipment and aftermarket customers; the increasing quality and useful life of batteries or use of alternative battery technologies, both of which may contribute to a growth slowdown in the lead-acid battery market; delays or cancellations of new vehicle programs; market and financial consequences of any recalls that may be required on our products; delays or difficulties in new product development, including nickel-metal-hydride/lithium-ion technology; financial instability or market declines of our customers or suppliers; the increasing global environmental regulation related to the manufacture of lead-acid batteries; factors adversely affecting the supply and availability of raw materials, primarily lead and poly/plastics, necessary for production; and rapid increases and volatility of commodity prices, particularly with respect to lead, resin and fuel.
Building Efficiency Risks
Our building efficiency business relies to a great extent on contracts and business with government entities, the loss of which may adversely affect our results of operations.
Our building efficiency business contracts with government entities and is subject to specific rules, regulations and approvals applicable to government contractors. We are subject to routine audits by the federal Defense Contract Audit Agency to assure our compliance with these requirements. Our failure to comply with these or other laws and regulations could result in contract terminations, suspension or debarment from contracting with the U.S. federal government, civil fines and damages and criminal prosecution. In addition, sales to government entities may be affected by changes in procurement policies, budget considerations, unexpected U.S. developments, such as terrorist attacks, or similar political developments or events abroad that may change the U.S. federal government’s national security defense posture.
A variety of factors could adversely affect the results of operations of our building efficiency business.
Any of the following could materially and adversely impact the results of operations of our building efficiency business: loss of, or changes in, building automation or facility management supply contracts with our major customers; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major or component suppliers; the unavailability of raw materials, primarily steel, copper and electronic components, necessary for production of HVAC equipment; rapid increases and volatility of commodity prices; unseasonable weather conditions in various parts of the world; a significant decline in the construction of new commercial buildings requiring interior control systems; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their interior control systems; increased energy efficiency legislation requirements worldwide; and a decline in the outsourcing of facility management services.
ITEM 1B UNRESOLVED STAFF COMMENTS
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2006 that remain unresolved.
ITEM 2 PROPERTIES
At September 30, 2006, the Company conducted its operations in 52 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 92 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space. The Company considers its facilities to be suitable and adequate. The majority of the facilities are operating at normal levels based on capacity.

Automotive Experience
Alabama	Cottondale (1),(3)
Eastaboga
California	Livermore (2),(3)
Georgia	Norcross (1)
Suwanee (1)
Illinois	Sycamore (2),(3)
Indiana	Ossian
Kentucky	Bardstown (3)
Cadiz (3)
Georgetown (3)
Shelbyville (1)
Winchester (1)
Louisiana	Shreveport
Michigan	Battle Creek
Detroit (3)
Holland (2),(3)
Lansing (3)
Mt. Clemens (1),(3)
Plymouth (2),(3)
Rockwood (3)
Taylor (1),(3)
Van Buren (3)
Warren (3)
Zeeland (1),(3)
Mississippi	Madison
Missouri	Earth City (1),(3)
Jefferson City (3)
New Jersey Ohio	Dayton (1),(3) Greenfield
Northwood
Oberlin (1),(3)
West Carrollton (1)
Oklahoma	Oklahoma City (3)
Tennessee	Athens (2)
Lexington (3)
Murfreesboro (2)
Pulaski (2),(3)
Texas	El Paso (1),(3)
San Antonio (2),(3)
Virginia	Chesapeake (1)
Wisconsin	Hudson (1),(3)
Argentina	Buenos Aires (1)
Rosario
Austria	Graz (1),(3)
Mandling (3)
Schmiedlstrabe (1),(3)
Belgium	Geel (3)
Gent (1),(3)
Brazil	Gravatai (3)
Pouso Alegre
San Bernardo do Campo (1)
Santo Andre
Sao Jose dos Campos
Sao Jose dos Pinhais (1)
Canada	Milton (1),(3)
Mississauga (1),(3)
Orangeville
Saint Mary’s
Tecumseh
Tilsonburg (3)
Whitby
China	Beijing (3)
Czech Republic	Benatky nad Jizerou (1),(3)
Ceska Lipa (2),(3)
Mlada Boleslav (1),(3)
Ni Ebohy (1)
Roudnice (2),(3)
Rychnov nad Kneznou (1),(3)
Straz pod Ralskem (3)
France	Brioude (1),(3)
Compagnie (3)
Conflans (3)
Happich (3)
La Ferte Bernard (1),(3)
Rosny
Schweighaus (3)
Strasbourg (3)
Germany	Boblingen (1),(3)
Bochum (1),(3)
Bremen (1),(3)
Burscheid (2),(3)
Espelkamp (3)
Grefrath (1),(3)
Hansastr (1),(3)
Holzgerlingen (1),(3)
Lahnwerk (2),(3)
Luneburg
Neustadt (3)
Rastatt (1),(3)
Remchingen (3)
Saarlouis (1)
Uberherrn (1),(3)
Unterriexingen (2),(3)
Waghausel (3)
Wuppertal (2),(3)
Zwickau (3)
Hungary	Pilis
Solymar (2)
Italy	Cicerale (3)
Grugliasco (1),(3)
Melfi (1),(3)
Rocca D’Evandro (1)
Japan	Ayase (3)
Hamakita
Mouka
Toyotsucho (3)
Yokosuka (2)

Automotive Experience (cont.)
Korea	Asan (3)
Dangjin (3)
Hwasung
Jeongeup (1)
Namsa (1)
Malaysia	Johor Bahru
Peramu Jaya (1)
Persiaran Sabak Bernam
Mexico	Monclova (3)
Naucalpan de Juarez (1)
Puebla (2),(3)
Ramos Arizpe
Tlaxcala (3)
Tlazala (1)
Netherlands	Ned Car (1),(3)
Poland	Tychy (3)
Portugal	Nelas (3)
Portalegre (3)
Romania	Mioveni (1),(3)
Ploiesti (3)
Russia	St. Petersburg (1),(3)
Slovak Republic	Bratislava (1),(3)
Kostany nad Turcom (3)
Slovenia	Slovenj Gradec (1),(3)
South Africa	East London (1)
Pretoria (2),(3)
Uitenhage (1)
Spain	Alagon (3)
Barcelona (3)
Madrid (1),(3)
Prat de Llobregat
Valencia (2),(3)
Valladolid
Zaragoza (3)
Thailand	Rayong (3)
Tunisia	Bi’r al Bay (3)
United Kingdom	Burton-Upon-Trent (2),(3)
Hedera (1),(3)
Leamington Spa (1),(3)
Speke (3)
Sunderland
Telford (2),(3)
Wednesbury (3)

Building Efficiency
California	Santa Fe Springs (1), (3)
Florida	Lagro (1)
Illinois	Dixon (2),(3)
Polo
Indiana	Goshen (3)
Kansas	Wichita (2),(3)
Mississippi	Hattiesburg
Missouri	Albany
Oklahoma	Norman (1),(3)
Pennsylvania	York
Waynesboro (3)
Texas	San Antonio
Virginia	Bristol (3)
Roanoke
Wisconsin	Milwaukee (2),(4)
Waukesha (1),(3)
Brazil	Pinhais
São Paulo (1),(3)
China	Guangzhou (1),(3)
Shanghai (1),(3)
Qingyuan (2),(3)
Wuxi (1),(3)
Denmark	Aarhus (1),(3)
Hornslet (2),(3)
Viby
France	Craquefou (2),(3)
Nantes
Saint Quentin Fallavier (1),(3)
Germany	Essen (2),(3)
Hong Kong	Hong Kong
Japan	Koga (3)
Mexico	Apodaca (2)
Cienega de Flores (1)
Cuidad Juarez (1),(3)
Durango
Monterrey
Reynosa (3)
South Africa	Johannesburg (1),(3)
Switzerland	Basel (1),(3)
Zurich
Thailand	Laem Chanbang — Chonburi
Turkey	Istanbul (1),(3)
Izmir (1),(3)
United Arab Emirates	Dubai (2),(3)

Power Solutions
Arizona	Yuma (2)
California	Fullerton
Colorado	Aurora (2),(3)
Delaware	Middletown (2)
Florida	Tampa (2)
Illinois	Geneva
Indiana	Ft. Wayne
Iowa	Red Oak
Kentucky	Florence
Missouri	St. Joseph (2)
New Jersey	New Brunswick
North Carolina	Winston-Salem (2)
Ohio	Toledo
Oregon	Portland
South Carolina	Oconee (2)
Texas	San Antonio (1)
Wisconsin	Milwaukee (4)
Austria	Graz (1)
Brazil	Sorocaba (3)
China	Shanghai (3)
Czech Republic	Ceska Lipa (3)
France	Rouen
Sarreguemines (3)
Germany	Hannover (3)
Krautscheid (3)
Otzenhausen
Zwickau (2),(3)
Mexico	Celaya
Cienega de Flores
Escobedo
Monterrey (2),(3)
Torreon
Spain	Burgos (3)
Guadamar del Segura

Corporate
Wisconsin	Milwaukee (4)

(1)	Leased facility

(2)	Includes both leased and owned facilities

(3)	Includes both administrative and manufacturing facilities

(4)	Administrative facility only
In addition to the above listing, which identifies large properties (greater than 25,000 square feet), there are approximately 390 building efficiency branch offices and other administrative offices located in major cities throughout the world. These offices vary in size in proportion to the volume of business in the particular locality.
ITEM 3 LEGAL PROCEEDINGS
As noted in Item 1, liabilities potentially arise globally under various Environmental Laws and Worker Safety Laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.
Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 50 sites in the U.S. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.
The Company accrues for potential environmental losses in a manner consistent with U.S. generally accepted accounting principles; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Its reserves for environmental costs totaled $34 million and $28 million at September 30, 2006 and 2005, respectively. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal years 2005 and 2006, the Company filed motions for declaratory judgment, in which it sought a ruling that some of its insurers breached their respective duties to defend, thus waiving defenses against the Company’s environmental claims. The Company is currently in settlement negotiations with certain of the insurance company defendants and, in the third quarter of fiscal year 2006, reached agreement with one of the defendants. The ultimate outcome of claims against the other defendants cannot be determined at this time; however, the Company expects a decision on its motions for declaratory judgment during fiscal year 2007.
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
As previously reported, following allegations in a U.N. Oil-For-Food Inquiry Report that, prior to the Company’s acquisition of York, York had made improper payments to the Iraqi regime, York and the Company jointly undertook to investigate the allegations and offered the companies’ cooperation to the Department of Justice (DOJ) and Securities and Exchange Commission. After completing the York acquisition, the Company continued the internal inquiry and expanded its scope to include other aspects of York’s Middle East operations, including a review of York’s use of agents, consultants and other third parties, York’s compliance with the Office of Foreign Assets Control licensing requirements, and York’s compliance with other potentially applicable trade laws. The Company has also reviewed certain of York’s sales practices in selected Asian markets. The factual inquiry is now substantially complete and indicates that, in a number of instances, York engaged in conduct that may lead to enforcement actions against the Company under applicable U.S. laws, which give authorities the right to pursue administrative, civil and criminal sanctions, including monetary penalties. The Company has been voluntarily disclosing this information and offering continued cooperation with the DOJ and SEC, as well as to other relevant authorities in the U.S. Departments of Treasury, Commerce and Defense. The Company has begun preliminary discussions with the relevant authorities to explore how these matters may be resolved. The Company is in the process of evaluating and implementing various remedial measures with respect to York operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 15, 2006 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s fiscal year 2006 Proxy Statement.
     John M. Barth, 60, was elected Chairman in January 2004, Chief Executive Officer in October 2002 and a member of the Board of Directors in November 1997. He previously served as President from September 1998 to July 2006, Chief Operating Officer from September 1998 to October 2002 and an Executive Vice President with responsibility for automotive experience from 1992 to September 1998. Mr. Barth joined the Company in 1969.
     Stephen A. Roell, 56, was elected Vice Chairman in May 2005 and a member of the Board of Directors and Executive Vice President in October 2004. He previously served as Chief Financial Officer between 1991 and May 2005, Senior Vice President from September 1998 to October 2004 and Vice President from 1991 to September 1998. Mr. Roell joined the Company in 1982.
     Keith E. Wandell, 56, was elected President and Chief Operating Officer in July 2006. He previously served as Executive Vice President from May 2005 to July 2006, Corporate Vice President from 1997 to May 2005, President of automotive experience from October 2003 to July 2006 and President of battery operations for automotive experience. Mr. Wandell joined the Company in 1988.
     R. Bruce McDonald, 46, was elected Executive Vice President in September 2006 and Chief Financial Officer in May 2005. He previously served as Corporate Vice President from January 2002 to September 2006, Assistant Chief Financial Officer from January 2002 to May 2005 and as Corporate Controller from November 2001 to January 2002. Prior to that time, Mr. McDonald was Vice President of Finance for the automotive business of TRW Inc., a supplier of automotive systems, modules and components to automotive original equipment manufacturers and related after-markets worldwide. Mr. McDonald joined the Company in 2001.
     C. David Myers, 43, was elected a Corporate Vice President and President of the building efficiency business in December 2005, when he joined the Company in connection with the acquisition of York International Corporation. At York, Mr. Myers most recently served as Chief Executive Officer from February 2004 to December 2005, President from June 2003 to December 2005, Executive Vice President and Chief Financial Officer from January 2003 to June 2003 and Vice President and Chief Financial Officer from February 2000 to January 2003.
     Jeffrey G. Augustin, 44, was elected a Corporate Vice President and Corporate Controller in March 2005, when he joined the Company. From 2001 to March 2005, Mr. Augustin was Vice President of Finance and Corporate Controller of Gateway, Inc, a seller of desktop and notebook computers and servers (PCs), and PC-related products globally.
     Beda Bolzenius, 50, was elected a Corporate Vice President in November 2005 and serves as President of the automotive experience business. He previously served as Executive Vice President and General Manager Europe, Africa and South America for automotive experience from November 2004 to November 2005. Dr. Bolzenius joined the Company in November 2004 from Robert Bosch GmbH, a global manufacturer of automotive and industrial technology, consumer goods and building technology, where he most recently served as the president of the energy and body systems division.
     Susan F. Davis, 53, was elected Executive Vice President of Human Resources in September 2006. She previously served as Vice President of Human Resources from April 1994 to July 2006 and as Vice President of Organizational Development for automotive experience from August 1993 to April 1994. Ms. Davis joined the Company in 1983.

     Jeffrey S. Edwards, 44, was elected a Corporate Vice President in May 2004 and serves as Group Vice President and General Manager for Japan and Asia Pacific for the automotive experience business. He previously served as Group Vice President and General Manager for automotive experience North America from August 2002 to May 2004 and Group Vice President and General Manager for product and business development. Mr. Edwards joined the Company in 1984.
     Giovanni “John” Fiori, 63, was elected an Executive Vice President in August 2002 and serves as President of Johnson Controls International. He previously served as the President of automotive operations in Europe, Africa, South America and Asia and Vice President of automotive seating operations in Europe. Mr. Fiori joined the Company in 1987.
     Charles A. Harvey, 54, was elected Corporate Vice President of Diversity and Public Affairs in November 2005. He previously served as Vice President of human resources for the automotive experience business and in other human resources leadership positions. Mr. Harvey joined the company in 1991.
     John P. Kennedy, 63, was elected an Executive Vice President in May 2005. He previously served as President of the building efficiency business from October 2004 to December 2005, was a Senior Vice President from August 2002 to May 2005, served as Secretary from 1987 to October 2004 and served as General Counsel from 1984 to November 2004. Mr. Kennedy joined the Company in 1984.
     Sean D. Major, 42, was elected Assistant Secretary and appointed Assistant General Counsel in November 2004. He formerly served as group Vice President and General Counsel International. Mr. Major joined the Company in 1998.
     Alex A. Molinaroli, 47, was elected a Corporate Vice President in May 2004 and serves as Vice President and General Manager for North America Systems & the Middle East for the building efficiency business. He previously has held increasing levels of responsibility for controls systems and services sales and operations. Mr. Molinaroli joined the Company in 1983.
     Jerome D. Okarma, 54, was elected Vice President, Secretary and General Counsel in November 2004 and was named a Corporate Vice President in September 2003. He previously served as Assistant Secretary from 1990 to November 2004 and as Deputy General Counsel from June 2000 to November 2004. Mr. Okarma joined the Company in 1989.
     Gregg M. Sherrill, 53, was elected a Corporate Vice President in May 2004 and serves as President of the power solutions business. He previously served as Group Vice President and General Manager of battery operations for the automotive experience business, Group Vice President and Managing Director, Japan and Asia Pacific and Group Vice President and Managing Director, Europe, South Africa and South America. Mr. Sherrill joined the Company in 1998.
     Michael D. Su, 48, was elected a Corporate Vice President in May 2004 and serves as Vice President and Managing Director of the Asia Pacific region for the building efficiency business. He previously served in various building efficiency management positions in Asia and North America. Mr. Su joined the Company in 1984.
     Subhash “Sam” S. Valanju, 63, was elected a Corporate Vice President in 1999 and has served as Chief Information Officer since joining the Company in 1996.
     Frank A. Voltolina, 46, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to joining the Company, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc., a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry.
     Denise M. Zutz, 55, was elected Vice President of Strategy, Investor Relations and Communication in November 2004. She previously served as Vice President, Corporate Communication from 1991 to November 2004. Ms. Zutz joined the Company in 1973.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.
All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.
PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s shares are traded on the New York Stock Exchange under the symbol “JCI.”

Number of Record Holders
Title of Class	as of September 30, 2006
Common Stock, $.04-1/6 par value	51,240

	Common Stock Price Range		Dividends
	2006	2005	2006	2005
First Quarter	$60.28-73.94	$53.05-63.98	$0.28	$0.25
Second Quarter	66.74-77.44	55.25-63.88	0.28	0.25
Third Quarter	74.00-90.00	52.57-58.20	0.28	0.25
Fourth Quarter	68.40-85.81	55.88-62.70	0.28	0.25

Year	$60.28-90.00	$52.57-63.98	$1.12	$1.00

On November 19, 2003, the Company’s Board of Directors declared a two-for-one stock split of the common stock payable January 2, 2004 to shareholders of record on December 12, 2003. This stock split resulted in the issuance of approximately 91 million additional shares of common stock and was accounted for by the transfer of approximately $7 million from common stock to capital in excess of par value. All share or per share data in this Annual Report on Form 10-K reflect the two-for-one stock split.
The Company entered into an Equity Swap Agreement, dated March 18, 2004 and amended March 3, 2006 and May 16, 2006 (Swap Agreement), with Citibank, N.A. (Citibank). The Company selectively uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the Swap Agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount.
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months and year ended September 30, 2006. There were no purchases by Citibank in the three months or year ended September 30, 2006.

In September 2006, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s outstanding common stock. Stock repurchases under this program may be made through open market, privately negotiated transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice. There were no repurchases made under the stock repurchase program as of September 30, 2006.
The Company has filed as exhibits to this Annual Report on Form 10-K the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. The Company also submitted the Annual CEO certification to the New York Stock Exchange.
The Company’s transfer agent’s contact information is as follows:
Wells Fargo Bank Minnesota, N.A.
Shareowner Services Department
P.O. Box 64856
St. Paul, MN 55164-0856
(877) 602-7397
ITEM 6 SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations, balance sheet data, and common share information for the fiscal years ended September 30, 2002 through September 30, 2006 (in millions, except per share data, number of employees and shareholders).

	As of and For the Year Ended September 30,
	2006 (1)	2005	2004	2003	2002
OPERATING RESULTS
Net sales	$32,235	$27,479	$24,603	$21,171	$18,782
Operating income	1,282	1,066	1,135	1,028	1,006
Income from continuing operations	1,033	757	767	645	584
Net income	1,028	909	818	683	601

Earnings per share from continuing operations
Basic	$5.31	$3.95	$4.08	$3.57	$3.26
Diluted	5.25	3.90	3.98	3.40	3.09

Earnings per share
Basic	$5.29	$4.74	$4.35	$3.78	$3.35
Diluted	5.23	4.68	4.24	3.60	3.18

Return on average shareholders’ equity (2)	15%	13%	16%	17%	18%
Capital expenditures	$711	$664	$817	$606	$473
Depreciation	661	615	572	511	482
Number of employees	136,000	114,000	113,000	108,000	102,000

FINANCIAL POSITION

Working capital (deficiency) (3)	$1,073	$298	$(422)	$(186)	$(41)
Total assets	21,921	16,144	14,758	12,917	10,982
Long-term debt (excluding current portion)	4,166	1,577	1,631	1,777	1,826
Total debt	4,743	2,342	2,671	2,355	1,972
Shareholders’ equity	7,355	6,058	5,206	4,261	3,500
Total debt to total capitalization	39%	28%	34%	36%	36%
Book value per share	$37.57	$31.41	$27.41	$23.23	$19.35

COMMON SHARE INFORMATION

Dividends per share	$1.12	$1.00	$0.90	$0.72	$0.66

Market prices
High	$90.00	$63.98	$62.32	$50.44	$46.60
Low	$60.28	$52.57	$47.60	$34.55	$32.03

Weighted average shares (in millions)
Basic	194.5	191.8	187.7	178.7	176.7
Diluted	196.6	194.3	192.6	189.1	188.2

Number of shareholders	51,240	52,964	55,460	55,823	57,551

(1)	In December 2005, the Company significantly expanded the building efficiency business with the acquisition of York. See Items 1, 7 and 8 for additional details of the acquisition.

(2)	Return on average shareholders’ equity represents income from continuing operations divided by average equity computed on an annual basis. Income from continuing operations includes $197 million, $210 million and $82 million of restructuring costs in fiscal years 2006, 2005 and 2004, respectively. Additionally, fiscal year 2004 includes an $84 million Japanese pension gain.

(3)	Working capital excludes net assets of discontinued operations of $45 million, $351 million, $352 million and $230 million for fiscal years ended September 30, 2006, 2004, 2003 and 2002, respectively.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The Company operates in three primary businesses: building efficiency, automotive experience and power solutions. Building efficiency provides facility systems and services including comfort, energy and security management for the residential and non-residential buildings market. Automotive experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Power solutions designs and manufactures automotive batteries for the replacement and original equipment markets.
On December 9, 2005, the Company acquired York International Corporation (York), a leading global provider of heating, ventilating, air conditioning (HVAC) equipment and services. The results of York’s operations are included in the Company’s consolidated financial statements from the date of acquisition. As part of the York integration, the Company reorganized its building efficiency business to maximize the synergies related to the York and legacy Johnson Controls operations. The new building efficiency structure is organized by product, service and/or region, with both York and Johnson Controls operations integrated within these segments as applicable.
In fiscal year 2005, the Company completed six acquisitions, most notably Delphi Corporation’s (Delphi) global battery business, which enabled participation in the rapidly growing Asian automotive battery market, particularly in China.
In fiscal year 2004, the Company acquired the remaining 51% ownership of a power solutions joint venture with Grupo IMSA, S.A. de C.V. (Latin American JV) in order to expand its presence in the Mexican battery market.
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2006. This discussion should be read in conjunction with Item 8, the consolidated financial statements and notes to the consolidated financial statements.
Executive Overview
In fiscal year 2006, the Company recorded record net sales and record net income. Net sales were $32.2 billion, a 17% increase over the prior year, and net income was $1.0 billion, a 13% increase over the prior year, with such increases primarily from the impact of the York and Delphi battery business acquisitions. With the successful integration of York into the building efficiency business, the Company was able to improve its earnings diversification and to further expand globally. The Company continues to introduce new and enhanced technology applications in all businesses and markets served, while at the same time improving the quality of its products.
Building efficiency business net sales and operating income increased 79% and 93%, respectively, over the prior year, primarily due to the York acquisition, global workplace solutions customer wins and the leveraging of expanded product offerings to customers. Improvements in cost structure and productivity have resulted in higher operating margins and a platform for future growth.
The automotive experience business was unfavorably impacted by lower North American automobile production and the unfavorable impact of foreign currency translation in Europe. Net sales and operating income decreased 3% and 24%, respectively, from the prior year. The Company expects that recently announced restructuring programs, program wins in North America, Europe and China, improvements in the cost structure and investments to strengthen technology will improve future results.
Net sales and operating income for the power solutions business increased by 27% and 33%, respectively, over the prior year, primarily due to aftermarket and original equipment market share growth in North America, strong aftermarket demand in Europe and increased market share in Asia. With recent acquisitions, the power solutions business continues to expand its global reach and is building leadership in the emerging hybrid battery market.

In connection with the York acquisition, the Company issued $2.5 billion in floating and fixed rate notes to repay unsecured commercial paper obligations and entered into a three-year, 24 billion yen loan. Since December 2005, the Company has repaid approximately $800 million of debt to reduce its total debt to capitalization ratio from 46% at December 31, 2005 to 39% at September 30, 2006. The Company expects continued reduction of this ratio in fiscal year 2007.
In fiscal year 2007, the Company anticipates that net sales will grow to approximately $34 billion, an increase of 6% from the prior year, which includes 25% growth in the building efficiency business, 5% growth in the power solutions business and an approximate 3% to 5% decrease in the automotive experience business. The Company anticipates that diluted earnings per share from continuing operations to be approximately $6.00, a 14% increase over fiscal year 2006.
Segment Analysis
Management evaluates the performance of the segments based primarily on operating income, excluding restructuring costs and other significant non-recurring gains and losses. Operating revenues and expenses are allocated to business segments in determining segment operating income. Items excluded from the determination of segment operating income include interest income and expense, equity in earnings of partially-owned affiliates, gains and losses from sales of businesses, foreign currency gains and losses, and other miscellaneous income and expense.
In the second quarter of fiscal year 2006, in connection with the York acquisition, the Company reevaluated its operating and reportable segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company determined that it had ten reportable segments for financial reporting purposes. Certain operating segments are aggregated within the building efficiency — rest of world and power solutions reportable segments. The following is a description of each building efficiency reportable segment.
•	North America systems designs, produces, markets and installs mechanical equipment that provides heating and cooling in North American non-residential buildings and industrial applications as well as control systems that integrate the operation of this equipment with other critical building systems.

•	North America service provides technical services including inspection, scheduled maintenance, repair and replacement of mechanical and control systems in North America, as well as the retrofit and service components of performance contracts and other solutions.

•	North America unitary products designs and produces heating and air conditioning solutions for residential and light commercial applications and markets products to the replacement and new construction markets.

•	Workplace solutions provides on-site staff for complete real estate services, facility operation and management to improve the comfort, productivity, energy efficiency and cost effectiveness of building systems around the globe.

•	Europe provides HVAC and refrigeration systems and technical services to the European marketplace.

•	Rest of world provides HVAC and refrigeration systems and technical services to markets in Asia, the Middle East and Latin America.
FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005
Summary

	Year Ended
	September 30,
(In millions)	2006	2005	Change
Net sales	$32,235	$27,479	17%
Operating income	1,282	1,066	20%

•	The increase in net sales was primarily due to the impact of the York and Delphi acquisitions and organic growth in the power solutions segment, partially offset by lower North American automobile production and unfavorable foreign currency translation (approximately $500 million).

•	Excluding the unfavorable effects of foreign currency translation, consolidated net sales increased 19% as compared to the prior year.

•	The increase in operating income was primarily due to the impact of the York and Delphi acquisitions and organic growth in the power solutions segment, partially offset by increased raw material costs, including lead and petroleum-based products, lower North American automobile production and unfavorable foreign currency translation (approximately $25 million). Operating income was also favorably impacted on a net basis in fiscal year 2006 by legal and customer contract settlements which were partially offset by York integration costs.

•	Excluding the unfavorable effects of foreign currency translation, operating income increased 23% as compared to the prior year.
Building Efficiency

	Net Sales for the			Operating Income for the
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(In millions)	2006	2005	Change	2006	2005	Change
North America Systems	$1,609	$1,158	39%	$132	$112	18%
North America Service	1,943	1,186	64%	145	84	73%
North America Unitary Products	853	—	*	71	—	*
Workplace Solutions	2,046	1,863	10%	67	68	-1%
Europe	1,900	899	111%	(7)	(7)	0%
Rest of World	1,894	612	209%	128	38	237%

	$10,245	$5,718	79%	536	295	82%

Restructuring costs				(65)	(51)

				$471	$244	93%

*	Measure not meaningful as segment relates to December 2005 York acquisition
Net Sales:
•	The increase in net sales for North America systems, North America service, North America unitary products, Europe and rest of world was primarily due to the impact of the York acquisition.

•	The Company did not operate in the North American unitary products markets prior to the York acquisition.

•	The increase in net sales for workplace solutions primarily reflects new and expanded contracts in North America and Europe, including Royal Dutch Shell plc, British Broadcasting Corporation, DHL International GmbH, Eastman Kodak Company, T-Mobile, and Intel Corporation.
Operating Income:
•	Excluding restructuring costs, the increase in total building efficiency operating income was primarily due to the impact of the York acquisition.

•	Restructuring costs by building efficiency reporting segment for the years ended September 30, 2006 and 2005 are as follows: North America systems ($0 and $3 million); North America service ($1 million and $0 million); workplace solutions ($7 million and $13 million); Europe ($40 million and $8 million); and rest of world ($17 million and $27 million). Please see the restructuring costs section below for further details.

•	Similarly, the increase in operating income for North America service, North America unitary products and rest of world was primarily due to the impact of the York acquisition.

•	The increase in operating income for North America systems was primarily due to an increase in gross profit percentage resulting from operational efficiencies associated with the Company’s branch office redesign initiative and a favorable legal settlement associated with the recovery of previously incurred environmental costs ($7 million). The benefit from the legal settlement was substantially offset by other unfavorable commercial and legal settlements.
Automotive Experience

	Net Sales for the			Operating Income for the
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(In millions)	2006	2005	Change	2006	2005	Change
North America	$8,041	$8,499	-5%	$145	$350	-59%
Europe	8,774	8,935	-2%	383	252	52%
Asia	1,459	1,399	4%	(28)	30	-193%

	$18,274	$18,833	-3%	500	632	-21%

Restructuring costs				(129)	(142)

				$371	$490	-24%

Net Sales:
•	North American net sales decreased slightly as higher volumes with DaimlerChrysler AG and Hyundai Motor Co. were more than offset by volume reductions with Ford Motor Co., General Motors Corporation and Nissan Motor Co. and an unfavorable mix of production from light trucks to passenger cars.

•	European net sales declined slightly as higher volumes across all major customer platforms were more than offset by the unfavorable impact of foreign currency translation (approximately $300 million).

•	Asian net sales increased primarily due to higher volumes with Honda Motor Co. in Japan, partially offset by volume reductions with Nissan Motor Co. in Japan, seating and interiors businesses in Korea and the unfavorable impact of foreign currency translation (approximately $30 million).
Operating Income:
North America
•	Operating income (excluding $75 million of restructuring costs) decreased 59% from the prior year (excluding $12 million of restructuring costs).

•	Unfavorable vehicle volume and sales mix decreased operating income by $139 million as compared to the prior year.

•	Cost reduction programs, purchasing savings and other operational efficiencies contributed approximately $253 million in operating improvements.

•	Operations were unfavorably impacted by customer vehicle program adjustments ($133 million), tooling and launch costs ($68 million), higher labor costs ($48 million) and fuel cost increases ($47 million).

•	Selling, General and Administrative (SG&A) expenses increased primarily due to the timing of customer engineering recoveries ($18 million), employee benefit related expenses ($12 million) and plant closure costs related to a customer closure of an assembly plant to which the Company supplied interior products ($8 million), partially offset by administrative efficiencies and cost reduction programs.
Europe
•	Operating income (excluding $53 million of restructuring costs) increased 52% from the prior year (excluding $130 million of restructuring costs).

•	Cost reduction programs, purchasing savings and other operational efficiencies contributed approximately $134 million in savings as compared to the prior period.

•	SG&A expenses increased $21 million, primarily due to information technology infrastructure expenses ($16 million) and net engineering expenses ($5 million).
Asia
•	Asia reported an operating loss in fiscal year 2006, primarily due to lower volumes and product mix, start-up and engineering costs associated with new programs within Japan, Korea and Malaysia and unfavorable material costs.

•	Restructuring costs were $1 million in fiscal year 2006 compared to none in fiscal year 2005.
Power Solutions

	Year Ended
	September 30,
(In millions)	2006	2005	Change
Net sales	$3,716	$2,928	27%
Restructuring costs	3	17	-82%
Operating income	443	349	27%
•	The increase in net sales was due to substantially higher unit shipments, primarily from the Delphi battery business acquisition, and the favorable impact of higher lead costs on pricing, partially offset by the unfavorable impact of foreign currency translation (approximately $40 million). Unit sales increased 22% in North America from new account growth in the aftermarket and increased sales to General Motors Corporation related to the Delphi battery business acquisition, 17% in Europe from strong aftermarket demand and 114% in Asia from increased market share.

•	The increase in operating income was primarily due to the higher sales volumes and a favorable legal settlement associated with the recovery of previously incurred environmental costs ($33 million), partially offset by unfavorable commodity costs, primarily lead ($72 million).
Restructuring Costs
As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal year 2006 and recorded a $197 million restructuring charge. The 2006 Plan, which primarily includes workforce reductions and plant consolidations in the automotive experience and building efficiency businesses, is expected to be substantially completed by the end of the third quarter of fiscal year 2007. The automotive experience business related restructuring is focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business mostly relate to Europe where the Company has launched a systems redesign initiative. During the fourth quarter of fiscal year 2006, automotive experience — North America recorded an additional $8 million for employee severance and termination benefits. The Company expects to incur other related and ancillary costs associated with some of these restructuring activities in future periods. These costs are not expected to be material and will be expensed as incurred.
The 2006 Plan includes workforce reductions of approximately 4,700 employees (2,200 for automotive experience — North America, 1,400 for automotive experience — Europe, 200 for building efficiency - North America, 600 for building efficiency — Europe, 280 for building efficiency — rest of world and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits will be paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2006, approximately 350 employees have been separated from the Company. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience — North America, 3 in automotive experience — Europe, 1 in building efficiency — Europe and 1 in building efficiency — rest of world). The restructuring charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis.
The Company recorded the restructuring charge as a result of management’s ongoing review of the Company’s cost structure, the sharp increase in commodity costs, and the current economic difficulties facing some of its most significant customers. Company management is continually analyzing its businesses for opportunities to consolidate current operations and to locate its facilities in low cost countries in close proximity to its customers. This ongoing analysis includes the review of its manufacturing, engineering and purchasing operations as well as its overall Company footprint.
Other Income/Expense

	Year Ended
	September 30,
(In millions)	2006	2005	Change
Interest expense — net	$248	$108	130%
Equity income	112	72	56%
Miscellaneous expense — net	8	27	-70%
•	Net interest expense increased primarily due to the financing associated with the York acquisition, partially offset by debt reduction from operating cash flows.

•	Equity income increased primarily due to joint ventures included in the Delphi acquisition, higher income from automotive experience joint ventures in China and certain power solutions joint ventures.

•	Miscellaneous expense — net decreased primarily due to a $9 million gain from the sale of the Company’s interest in an automotive experience joint venture and non-recurring losses on the sale of assets in the prior year ($5 million).
Provision for Income Taxes
The Company’s base effective income tax rate for continuing operations for fiscal year 2006 declined to 21.0% from 25.7% in fiscal year 2005, primarily due to continuing global tax planning initiatives, increased income in certain foreign jurisdictions with a rate of tax lower than the U.S. statutory tax rate and decreased income in higher tax jurisdictions. The Company’s effective tax rate for fiscal year 2006 was further reduced as a result of a reversal of valuation allowances at Mexican and German subsidiaries of $32 million and $131 million, respectively, a $19 million discrete period tax benefit related to the third quarter 2006 restructuring charge using a blended statutory tax rate of 30.6%, a $10 million tax benefit related to a favorable tax audit resolution in a foreign country, an $11 million tax benefit related to a change in tax status for subsidiaries in Hungary and the Netherlands and a $4 million tax benefit related to the disposition of an interest in a German joint venture, partially offset by $31 million of tax expense related to the repatriation of foreign earnings.
Valuation Allowance Adjustments
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
In the third quarter of fiscal year 2006, the Company completed an analysis of its German operations and, based on cumulative income over a 36-month period, an assessment of expected future profitability in Germany and finalization of the 2006 Plan, determined that it was more likely than not that the tax benefits of certain operating loss and tax credit carryforwards in Germany would be utilized in the future. As such, the Company reversed $131 million attributable to these operating loss and tax credit carryforwards in the third quarter as a credit to income tax expense, net of remaining valuation allowances at certain German subsidiaries and tax reserve requirements.
Uncertain Tax Positions
The Company’s effective tax rate was reduced in the third quarter of fiscal year 2006 by a $10 million tax benefit related to a favorable tax audit resolution in a foreign jurisdiction.
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.” The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1997 through 2003 are currently under various stages of audit by the Internal Revenue Service and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2006, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statement of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ.
Foreign Dividend Repatriation
In October 2004, the President signed the American Jobs Creation Act of 2004 (AJCA). The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations. During the quarter ended March 31, 2006, the Company completed its evaluation of its repatriation plans and $674 million of foreign earnings were repatriated to the U.S. pursuant to the provisions of the AJCA. The increase in income tax liability related to the Company’s AJCA initiatives totaled $42 million. The Company recorded $31 million of net income tax expense in the second quarter of fiscal year 2006, as $11 million had been previously recorded by York prior to it becoming a subsidiary of the Company in accordance with York’s approved repatriation plan.
Other Discrete Period Items
The Company’s effective tax rate was also reduced in the first quarter of fiscal year 2006 by $11 million due to a change in tax status for subsidiaries in Hungary and the Netherlands. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the respective subsidiaries from controlled foreign corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109.
The Company’s effective tax rate was also reduced in the first quarter of fiscal year 2006 by a $4 million tax benefit related to a $9 million gain resulting from the disposition of the Company’s interest in a German joint venture.
Discontinued Operations
The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, Johnson Controls World Services, Inc. and its engine electronic business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.

Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries were $42 million compared with $41 million in the prior year primarily due to the acquisition of a minority interest in York’s China operations in December 2005 and higher earnings at certain European and Asian automotive experience joint ventures, partially offset by lower earnings at certain automotive experience and building efficiency subsidiaries in North America.
Net Income
Net income for fiscal year 2006 was $1.0 billion, 13% above the prior year’s $909 million, primarily due to the impact from the York and Delphi acquisitions and a reduced effective income tax rate on continuing operations, partially offset by lower North America automobile sales and increased interest expense resulting from financing associated with the York acquisition. Fiscal year 2006 diluted earnings per share from continuing operations was $5.25, a 35% increase from the prior year’s $3.90.
FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004
Building Efficiency

	Net Sales for the			Operating Income for the
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(In millions)	2005	2004	Change	2005	2004	Change
North America Systems	$1,158	$1,132	2%	$112	$91	23%
North America Service	1,186	987	20%	84	52	62%
Workplace Solutions	1,863	1,753	6%	68	59	15%
Europe	899	866	4%	(7)	(6)	-17%
Rest of World	612	586	4%	38	45	-16%

	$5,718	$5,324	7%	295	241	22%

Restructuring costs				(51)	(13)

				$244	$228	7%

Net Sales:
•	Excluding the favorable impact of foreign currency translation (approximately $125 million), building efficiency net sales increased 5%, primarily due to growth in North America service markets.

•	North America systems showed slight growth in both the existing buildings and new construction market.

•	North America service sales increased primarily due to the incremental effect of fiscal year 2005 acquisitions and higher technical services revenues.

•	Europe net sales increased primarily due to the positive effects of currency translation.

•	Rest of world net sales increased primarily due to new construction market growth in Japan.
Operating Income:
•	Excluding restructuring costs, operating income increased 22%, primarily due to sales growth and higher gross profit in North America, partially offset by higher SG&A expenses in all reporting segments.

•	North America system and North America service gross margins benefited from improved operational efficiencies associated with the Company’s branch office redesign initiative, partially offset by higher SG&A expenses in North America from fiscal year 2005 acquisitions ($32 million).

•	Workplace solutions operating income increased primarily due to higher sales volume in Europe.

Automotive Experience

	Net Sales for the			Operating Income for the
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(In millions)	2005	2004	Change	2005	2004	Change
North America	$8,499	$8,237	3%	$350	$504	-31%
Europe	8,935	7,677	16%	252	113	123%
Asia	1,399	1,093	28%	30	38	-21%

	$18,833	$17,007	11%	632	655	-4%

Restructuring costs				(142)	(56)
Japaneese pension gain				—	84

				$490	$683	-28%

Net Sales:
•	North America net sales increased slightly, primarily due to new business awards and a favorable mix of vehicle platforms compared to an estimated 2% decrease in the domestic vehicle production.

•	Excluding the favorable impact of currency translation (approximately $400 million), Europe net sales increased 11%, primarily due to new contract awards in seating and interior systems, growth in electronics revenue and a slightly positive mix relative to the estimated slight decline in industry production in Europe.

•	Excluding the favorable impact of currency translation (approximately $50 million), Asia net sales increased 24%, primarily due to the introduction of significant new models in Japan by original equipment manufacturers and strong sales in our seating business in Korea.
Operating Income:
North America
•	Operating income (excluding $12 million of restructuring costs) decreased 31% (excluding $5 million of restructuring costs), primarily due to selling price reductions and material cost increases in excess of cost savings, partially offset by lower SG&A expenses.

•	Lower sales mix of mature vehicle programs and sales price reductions under long term agreements with the Company’s customers exceeded cost reductions and operational efficiencies by $71 million for the year. The lower sales mix of mature vehicle programs negatively impacted results as these sales typically deliver more favorable margins due to operational efficiencies and cost reductions that are implemented throughout the vehicle life cycle. In contrast, new vehicle programs require significant engineering and start up costs thereby reducing margins at the onset of the program. Annual price reduction renewal negotiations during the period yielded terms consistent with prior agreements. It should be noted that price reduction commitments are often made in the context of broader customer negotiations on several factors, including volume, potential new business opportunities and geographic expansion.

•	Commodity costs, primarily steel, resin and chemicals, increased by approximately $132 million, net of recoveries, compared to the prior year. The Company addresses fluctuations in commodity costs through negotiations with both its customers and suppliers. In order to address future fluctuations, the Company continues to modify the duration and terms of its direct material buy contracts.

•	SG&A expenses decreased $49 million, primarily due to lower net engineering expenses compared to the prior year which included increased engineering expenses incurred for new vehicle programs.
Europe
•	Excluding the favorable impact of foreign currency (approximately $15 million), operating income (excluding $130 million of restructuring costs) increased $125 million (excluding $51 million of restructuring costs), primarily due to increased volumes of higher margin interior systems, lower launch costs and operational improvements, partially offset by commodity cost increases and higher SG&A expenses.

•	Implemented cost reductions, operational efficiencies and the higher sales mix of mature vehicle programs exceeded incremental sales price reductions by approximately $202 million for the year. The segment benefited from implemented cost reductions resulting from the 2005 restructuring plan and continued to benefit from the 2003 turnaround program which concentrated on the implementation of best business practices and six sigma activities on its existing operations. Annual sales price reduction renewal negotiations during the period yielded terms consistent with prior agreements.

•	The incremental effect of commodity costs totaled approximately $53 million. The increases were less than those incurred in North America due to the timing of contract renewals and variations in certain terms of the agreements.

•	SG&A expenses increased approximately $24 million primarily due to higher program management costs from purchasing and information technology activities, partially offset by lower net engineering expenses.
Asia
•	Operating income decreased primarily due to start-up and engineering costs associated with new program wins in Japan. The net effect of foreign currency translation was neutral to the segment’s operating income.
Power Solutions

	Year Ended
	September 30,
(In millions)	2005	2004	Change
Net sales	$2,928	$2,272	29%
Restructuring costs	17	13	31%
Operating income	349	237	47%
•	Excluding the favorable effects of currency translation (approximately $45 million), net sales increased 27%, primarily due to growth in North America and Europe.

•	North American sales of automotive batteries increased 35% primarily due to the acquisition of the remaining 51% interest in the Latin American JV in the fourth quarter of fiscal year 2004, which added $258 million of sales. Sales were also favorably impacted by the pass-through pricing of higher lead costs and higher shipments to existing customers.

•	European sales of automotive batteries increased 15% primarily due to higher shipments to existing customers, the favorable impact of currency translation, and the pass-through pricing of higher lead costs to customers.

•	Excluding restructuring costs, operating income increased $112 million, primarily due to higher sales volumes in both the Americas and Europe and the acquisition of the remaining interest in the Latin American JV ($24 million). The power solutions business also benefited from a favorable product mix in North America and operational improvements in Europe. The increases were partially offset by the incremental effect of commodity costs, which negatively impacted global operating income by approximately $8 million net of the benefit from the implementation of lead hedges and improved pass through of lead costs.
Restructuring Costs
In the second quarter of fiscal year 2005, the Company executed a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge. These restructuring charges include workforce reductions of approximately 3,100 employees within automotive experience and power solutions and 800 employees in the building efficiency business. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2006, approximately 2,900 employees have separated from the Company pursuant to the 2005 Plan. In addition, the 2005 Plan includes eight plant closures within automotive experience and power solutions and four plant closures within building efficiency. The write-downs of the long-lived assets associated with the plant closures were determined using an undiscounted cash flow analysis. The automotive experience and power solutions actions are primarily concentrated in Europe, while the building efficiency restructuring actions involve activities in both North America and Europe. The Company expects to incur other related and ancillary costs associated with some of these restructuring initiatives. These costs are not expected to be material and will be expensed as incurred. The majority of the restructuring activities are expected to be completed by December 2006.
Other Income/Expense

	Year Ended
	September 30,
(In millions)	2005	2004	Change
Interest expense — net	$108	$98	10%
Equity income	72	97	-26%
Miscellaneous expense — net	27	64	-58%
•	Interest expense — net increased, primarily due to higher interest rates.

•	Equity income decreased, primarily due to lower earnings at certain automotive experience joint ventures in China and Europe.

•	Miscellaneous expense — net decreased as the prior year included foreign currency losses of approximately $16 million (compared to a slight gain in the fiscal year 2005), approximately $6 million of expense in fiscal year 2004 associated with the early redemption of outstanding bonds and higher non-recurring litigation expenses in fiscal year 2004.
Provision for Income Taxes
The Company’s base effective income tax rate for continuing operations for fiscal year 2005 declined to 25.7% from 26.0% for the prior year primarily due to continuing global tax planning initiatives. The Company’s base effective tax rate is calculated by adjusting the effective tax rate for significant one time tax items. For the year ended September 30, 2005, the effective rate was impacted by a $12 million and $69 million tax benefit in the first and second quarters, respectively, due to a change in tax status of a French and a German subsidiary. The change in tax status resulted from a voluntary tax election that produced a deemed liquidation of the French and German subsidiaries for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the French and German entities from controlled foreign corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The voluntary tax election related to the German subsidiary resulted in a capital loss for tax purposes of $539 million, $187 million of which was utilized in the second quarter. The tax benefit on the remaining capital loss has not been recorded as the remaining capital loss can only be used to the extent of future capital gains resulting from non-recurring transactions in the U.S., none of which are contemplated at this time; there are no prudent or feasible tax planning strategies in place at this time to utilize such capital losses; the capital loss carryforward period for U.S. federal income tax purposes is 5 years thereby limiting the time period in which the Company could utilize the U.S. capital losses; and certain assumptions and estimates in determining the amount of capital loss were used that may change the ultimate capital loss to be realized. These tax benefits were partially offset by an increase in the tax valuation allowance of $28 million in the second quarter related to restructuring charges for which no tax benefits were recorded in certain countries given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country. In addition, other valuation allowance adjustments during the year related primarily to continuing losses at certain foreign subsidiaries for which no tax benefit was recognized were offset by the utilization of losses in certain foreign subsidiaries for which sustained profitability has not yet been demonstrated, thereby resulting in no significant change in the Company’s total valuation allowance during the year. The fiscal year ended September 30, 2004 benefited from a $27 million favorable tax settlement related to prior periods.

The annual effective tax rate for income from discontinued operations approximated 39% and 35% for Johnson Controls World Services, Inc. and the engine electronics business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences. The Company’s income taxes for the gain on the sale of discontinued operations resulted in an effective tax rate of 38.1%.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries were $41 million compared with $52 million in the prior year. The decrease was primarily due to lower earnings at certain automotive experience subsidiaries in North America, partially offset by higher earnings at certain Asian joint ventures.
Net Income
Net income for fiscal year 2005 reached $909 million, 11% above the prior year’s $818 million, primarily due to increased gross profit from increased revenues ($204 million), the gain on the sale of discontinued operations ($136 million), and a reduced effective income tax rate on continuing operations, partially offset by higher restructuring costs ($128 million) and a non-recurring pension gain in the prior year ($84 million). Fiscal year 2005 diluted earnings per share were $4.68, 10% above the prior year’s $4.24.
Fiscal Year 2007 Outlook
Net Sales
In fiscal year 2007, the Company anticipates that net sales will grow to approximately $34 billion, an increase of 6% from prior year net sales. The increase assumes a euro to U.S. dollar exchange rate of $1.25, which is slightly higher than the average exchange rate of $1.23 in fiscal year 2006.
The Company expects building efficiency net sales to increase approximately 25% from the prior year, primarily due to the full year impact of the York acquisition, service growth, enhanced global capabilities, expansion into emerging markets and realization of acquisition synergies from joint-selling and cross-selling a full range of product and service offerings.
Building efficiency’s backlog relates to its control systems and service activity. At September 30, 2006, the unearned backlog was $3.7 billion, compared to $1.9 billion at September 30, 2005, primarily due to the York acquisition.
The Company expects automotive experience net sales to decrease approximately 3% to 5% from the prior year, primarily reflecting lower revenue in North America. Lower industry production volume, unfavorable vehicle mix between light trucks and passenger cars and vehicle program rationalization are the key factors contributing to the decrease.
At September 30, 2006, automotive experience had an incremental backlog of net new incremental business to be executed within the next three fiscal years of $3.5 billion, $1.0 billion of which relates to fiscal year 2007. The backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes and the timing of production launches.
The Company expects power solutions net sales to increase approximately 5% from the prior year, primarily due to growth in the aftermarket and the pass-through of higher lead prices.
Operating Margin
The Company anticipates that the overall operating margin percentage in fiscal year 2007 will increase from fiscal year 2006, excluding restructuring costs. The margin improvement reflects the growth and synergy realization in the building efficiency business.
Except for volatility in lead prices, the Company expects other key commodity costs, such as copper, steel, foam chemicals, resin and fuel to be stable in fiscal year 2007, with the possibility of some softening during the year.

The Company expects building efficiency operating margin percentage for fiscal year 2007 to improve as compared to the prior year, primarily due to the realization of York integration cost synergies and restructuring benefits, non-recurring acquisition accounting expenses taken in fiscal year 2006 and market growth initiatives in all operating segments.
The Company expects power solutions operating margin percentage to be level with the prior year, primarily due to continued operational efficiency improvements and benefits from the Delphi battery integration offset by advanced technology spending and a favorable environmental litigation settlement in the prior year.
The Company expects automotive experience operating margin percentage for fiscal year 2007 to decrease slightly compared to the prior year, primarily due to lower production volumes, vehicle program rationalization, unfavorable product mix in North America and higher engineering and launch costs, partially offset by continued strong performance in Europe. Automotive experience has supply agreements with certain of its customers that provide for annual sales price reductions and, in some instances, for the recovery of material cost increases. The business expects to continue its historical trend of being able to significantly offset any sales price changes with cost reductions from design changes and productivity improvements and through similar programs with its own suppliers.
Other
The Company expects the base effective income tax rate for fiscal year 2007 to be 23.0%, compared to 21.0% in fiscal year 2006, primarily due to expected income mix changes between entities with higher tax rates and entities with lower tax rates.
GOODWILL AND OTHER INVESTMENTS
Goodwill at September 30, 2006 was $5.9 billion, $2.2 billion higher than the prior year. The increase was primarily associated with the acquisition York (see Notes 2 and 6 to the consolidated financial statements).
Investments in partially-owned affiliates at September 30, 2006 were $463 million, $18 million more than the prior year. The increase was primarily due to equity income exceeding dividends in building efficiency and automotive experience investments and new building efficiency investments from the acquisition of York, offset by the sale of an automotive experience investment.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital

	September 30,	September 30,
(In millions)	2006	2005	Change
Working capital	$1,073	$298	260%
Accounts receivable	5,697	4,987	14%
Inventories	1,731	983	76%
Accounts payable	4,216	3,938	7%

•	The increase in working capital, which excludes the net assets of discontinued operations of $45 million at September 30, 2006, is primarily due to the York acquisition and the overall sales and manufacturing growth experienced in fiscal year 2006. Acquired York-related accounts receivable, inventories and other current assets were significantly higher than acquired current liabilities.

•	Days sales in accounts receivable for the year ended September 30, 2006, increased to 57 from 54 in the prior year, primarily due to the impact from the York acquisition. There has been no significant deterioration in the credit quality of the Company’s receivables or material changes in revenue recognition methods.

•	Inventory turnover for the year ended September 30, 2006, decreased to 11 from 18 the prior year, primarily due to the York acquisition. York product inventories turn less frequently than the Company’s other businesses where just-in-time production methods are generally used.
Cash Flow

	Year Ended September 30,
(In millions)	2006	2005
Cash provided by operating activities	$1,417	$877
Cash used by investing activities	3,076	338
Cash provided (used) by financing activities	1,741	(496)
Capital expenditures	711	664
•	The increase in cash provided by operating activities primarily reflects increased net income ($119 million), gain from the sale of discontinued operations ($136 million) and pension contributions in excess of expense ($138 million) in the prior year, and favorable working capital changes in receivables and other current assets, partially offset by changes in deferred income taxes ($379 million) and unfavorable working capital changes in accounts payable and accrued liabilities.

•	The increase in cash used in investing activities primarily relates to the York acquisition ($2.5 billion) in the current fiscal year and cash provided by business divestitures ($679 million) in the prior year.

•	Cash provided by financing activities in fiscal year 2006 is primarily related to the York acquisition financing.

•	Consistent with the prior year, the majority of the fiscal year 2006 capital expenditures were associated with the automotive experience business and are related to investments in launches of new business and cost reduction projects. Management expects fiscal year 2007 capital expenditures to increase slightly with a reinvestment ratio, which is calculated as capital expenditures divided by depreciation expense, of 1.2 to 1, reflecting expected investments in power solutions global capacity expansion and automation.

•	A significant portion of the Company’s sales are to customers in the automotive industry (See Note 18 to the consolidated financial statements for disclosure of major customers). Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations.
Long-Lived Assets
The Company has certain subsidiaries, mainly located in Germany Italy, the Netherlands and the U.S., which have generated operating and capital losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries in accordance with SFAS No. 109. SFAS No. 109 requires the Company to record a valuation allowance for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction and evaluate both positive and negative historical evidences as well as expected future events.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s long-lived asset impairment analyses indicate that assets are not impaired based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At September 30, 2006, the Company does not have any material assets whose recovery is at risk.
Capitalization

	September 30,	September 30,
(In millions)	2006	2005	Change
Short-term debt	$209	$684	-69%
Long-term debt	4,534	1,658	173%
Shareholders’ equity	7,355	6,058	21%

Total capitalization	$12,098	$8,400	44%

Total debt as a % of total capitalization	39.2%	27.9%

•	In August 2006, the Company issued commercial paper to repay the $200 million York note that matured.

•	In February 2006, the Company executed additional euro cross currency swaps to hedge its net investment position in foreign operations. Any fluctuation in exchange rates related to hedging transactions is offset by the change in value of the underlying investment.

•	In January 2006, the Company issued $2.5 billion in floating and fixed rate notes consisting of the following four series: $500 million floating rate notes due in fiscal year 2008, $800 million fixed rate notes due in fiscal year 2011, $800 million fixed rate notes due in fiscal year 2016 and $400 million fixed rate notes due in fiscal year 2036. The Company also entered into a 24 billion yen (approximately $206 million), three year, floating rate loan. The net proceeds of the note offering and the bank loan were used to repay the unsecured commercial paper obligations that were used to initially finance the York acquisition.

•	In October 2005, the Company entered into a five-year, $1.6 billion revolving credit facility which expires in October 2010. This facility replaced the five-year $625 million revolving credit facility, which would have expired in October 2008, and the 364-day $625 million facility, which expired in October 2005. There were no draws on any of the committed credit lines through September 30, 2006. The revolving credit facility was amended and restated effective December 5, 2006 (see Item 9B “Other Information” in this report for further information).

•	In October 2005, the Company entered into a $2.8 billion revolving credit facility. The Company used the revolving credit facility to provide a liquidity backstop for commercial paper that the Company issued to fund the acquisition of York. Subsequent to the repayment of the commercial paper in January 2006, the Company terminated the revolving credit facility.

•	The Company also selectively makes use of short-term money market loans. The Company estimates that it could borrow $200 million to $400 million at its current debt ratings in money market loans.

•	The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings. Currently, the Company believes it has ample liquidity and full access to the capital markets. The Company believes its capital resources and liquidity position at September 30, 2006 were adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in fiscal year 2007 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

A summary of the Company’s significant contractual obligations as of September 30, 2006 is as follows:

					2012
	Total	2007	2008-2009	2010-2011	and Beyond
Contractual Obligations
Long-term debt (including capital lease obligations)*	$4,534	$368	$1,307	$830	$2,029
Interest on long-term debt (including capital lease obligations)*	2,115	231	357	299	1,228
Operating leases	677	173	256	138	110
Unconditional purchase obligations	1,991	1,621	352	16	2
Pension and postretirement contributions	509	127	75	82	225

Total contractual cash obligations	$9,826	$2,520	$2,347	$1,365	$3,594

*	See “Capitalization” for additional information related to the Company’s long-term debt.
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
CRITICAL ACCOUNTING ESTIMATES
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
Revenue Recognition
The Company recognizes revenue from long-term systems installation contracts of the building efficiency business over the contractual period under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded in accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.
The building efficiency business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.

The Company’s building efficiency business also sells certain HVAC products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative fair value of all elements or the fair value of undelivered elements.
In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.
Goodwill and Other Intangible Assets
In conformity with U.S. GAAP, goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at September 30, 2006, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are also subject to impairment testing on at least an annual basis. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.
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
The discount rate used by the Company is based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of the Company’s pension plans’ participants’ demographics and benefit payment terms. At July 31, 2006, the Company increased its discount rate on U.S. plans to 6.50% from 5.50% at July 31, 2005. The increase of 100 basis points was consistent with the changes in published bond indices as adjusted for the pension plan liability profile. The change decreased the Company’s U.S. projected benefit obligation at September 30, 2006 by approximately $300 million.
In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 60% of the plans’ assets were invested in equities, with the balance primarily invested in fixed income instruments. At July 31, 2006, the Company decreased its expected long-term return on U.S. plan assets from 8.75% to 8.25%.

The Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a three-year period. As of September 30, 2006, the Company had approximately $22 million of unrecognized asset losses associated with its U.S. pension plans, which will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.
Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Primarily as a result of a $180 million voluntary cash contribution in fiscal year 2005, the Company has recorded a prepaid benefit cost of $240 million for its U.S. pension plans as of September 30, 2006 in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” SFAS No. 87 requires that an asset be recognized if the net periodic pension cost is less than the amounts the employer has contributed to the plan and a liability be recognized if the net periodic pension cost exceeds amounts the employer has contributed to the plan. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At September 30, 2006, the Company’s U.S. pension plans were underfunded by $165 million since the projected benefit obligation exceeded the fair value of its plan assets. Material differences may result between the funded status of a retirement plan and the recorded asset or liability due to certain items that have an immediate impact on the projected benefit obligation, but are recognized over a longer period of time in the net periodic pension cost. For example, at September 30, 2006, the Company had an unrecognized net actuarial loss on its U.S. pension plans of $282 million. This actuarial loss is included in the projected benefit obligation at September 30, 2006, but in accordance with SFAS No. 87, in general, the amount of the loss is amortized to net periodic pension expense over the average remaining service period of the employees in the plan where the loss was generated.
Product Warranties
The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates. At September 30, 2006, the Company had recorded $162 million of warranty reserves based on an analysis of return rates and other factors. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ significantly from those estimates.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents foreign operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At September 30, 2006, the Company had a valuation allowance of $355 million, of which $215 million relates to net operating loss carryforwards, primarily in Germany, Italy, and the Netherlands, for which sustainable taxable income has not been demonstrated; $82 million relates to net capital loss carryforwards, primarily in the U.S., for which future capital gains are not assured; and $58 million of other deferred tax assets. The Company does not provide additional U.S. income taxes on undistributed earnings of consolidated foreign subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.
NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the fiscal year 2007 year-end balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end. The Company is assessing the potential impact the adoption of SFAS No. 158 will have on its consolidated financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal year 2008. The Company is assessing the potential impact the adoption of SFAS No. 157 will have on its consolidated financial condition, results of operations or cash flows.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning October 1, 2007. The Company is assessing the potential impact that the adoption of FIN 48 will have on its previously established tax reserves, consolidated financial condition, results of operations or cash flows.
In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Under FIN 47, companies must accrue for costs related to legal obligations associated with the retirement, disposal, removal or abandonment of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event and if the liability’s fair value can be reasonably estimated. In the fourth quarter of fiscal year 2006, the Company adopted FIN 47 and recorded a non-cash, after-tax charge of $7 million, which is reported in the fiscal year 2006 consolidated statement of income as a cumulative effect of a change in accounting principle. The charge primarily relates to legal obligations at owned properties in the power solutions business.
Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share Based Payment” (SFAS No. 123(R)) using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. The cumulative impact of adopting SFAS 123(R) was not significant to the Company’s operating results since the Company had previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure - an amendment of SFAS 123.”

RISK MANAGEMENT
The Company selectively uses financial instruments to reduce market risk associated with changes in foreign currency, interest rates and commodity prices. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge). The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used.
For all foreign currency derivative instruments designated as cash flow hedges, retrospective effectiveness is tested on a monthly basis using a cumulative dollar offset test. The fair value of the hedged exposures and the fair value of the hedge instruments are revalued and the ratio of the cumulative sum of the periodic changes in the value of the hedge instruments to the cumulative sum of the periodic changes in the value of the hedge is calculated. The hedge is deemed as highly effective if the ratio is between 80% and 125%. For commodity hedging contracts, the Company aligns the critical terms of its derivative contracts with the terms of the supply contracts.
For net investment hedges, the Company assesses its net investment positions in the foreign operations and compares it with the outstanding net investment hedges on a quarterly basis. The hedge is deemed effective if the aggregate outstanding principal of the hedge instruments designated as the net investment hedge in a foreign operation does not exceed the Company’s net investment positions in the respective foreign operation.
A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 1, “Summary of Significant Accounting Policies,” in the notes to consolidated financial statements, and further disclosure relating to financial instruments is included in Note 11 to the consolidated financial statements.
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
The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. The Company primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. The Company also selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149.
The Company selectively finances its foreign operations with local, non-U.S. dollar debt. In those instances, the foreign currency denominated debt serves as a natural hedge of the foreign operations’ net asset positions. The Company has also entered into several foreign currency denominated debt obligations and cross-currency interest rate swaps to hedge portions of its net investments in Europe and Japan. The currency effects of the debt obligations and swaps are reflected in the accumulated other comprehensive income account within shareholders’ equity where they offset gains and losses recorded on the net investments in Europe and Japan.

Sensitivity Analysis
The following table indicates the total U.S. dollar (USD) equivalents of net foreign exchange contracts (hedging transactional exposure) and non-USD denominated cash, debt and cross-currency interest rate swaps (hedging translation exposure) outstanding by currency and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the USD relative to all other currencies on September 30, 2006.
As previously noted, the Company’s policy prohibits the trading of financial instruments for speculative purposes. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying receivables, payables and net investments in foreign subsidiaries described above (in millions, in USD equivalent):

	September 30, 2006
	Non-USD
	Financial Instruments
	Designated as Hedges of:
	Transactional	Translation	Net	Foreign Exchange
	Foreign	Foreign	Amounts of	Gain/(Loss) from:
	Exposure	Exposure	Instruments	10%	10%
	Long/	Long/	Long/	Appreciation	Depreciation
	(Short)	(Short)	(Short)	of USD	of USD
Brazilian real	$—	$(34)	$(34)	$3	$(3)
British pound	225	(30)	195	(19)	19
Canadian dollar	167	(27)	140	(14)	14
Chinese renminbi	—	65	65	(7)	7
Czech koruna	332	(79)	253	(25)	25
Danish kroner	105	8	113	(11)	11
Euro	(440)	(715)	(1,155)	116	(116)
Japanese yen	(55)	11	(44)	4	(4)
Mexican peso	99	8	107	(11)	11
Polish zloty	(36)	(2)	(38)	4	(4)
Slovenska koruna	118	(3)	115	(12)	12
South African rand	10	14	24	(2)	2
Swiss franc	47	8	55	(6)	6
Other	38	15	53	(5)	5

Total	$610	$(761)	$(151)	$15	$(15)

Interest Rates
The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market rates. The Company, as needed, uses interest rate swaps to modify its exposure to interest rate movements. In accordance with SFAS No. 133, the swaps qualify and are designated as cash flow hedges or fair value hedges. A 10% increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would result in a change in pre-tax interest expense of approximately $6 million.
In September 2005, following a definitive merger agreement unanimously approved by the Boards of Directors of the Company and York, the Company entered into three forward treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated fixed-rate note issuance to finance the acquisition of York. The three forward treasury lock agreements, which had a combined notional amount of $1.3 billion, fixed a portion of the future interest cost for 5-year, 10-year and 30-year bonds. The treasury lock agreements were designated as cash flow hedges. The agreements were unwound at the time the bonds were issued. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of note issuance, is amortized to interest expense over the life of the respective note issuance.

Commodities
The Company uses commodity contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As a cash flow hedge, gains and losses resulting from the hedging instruments offset the gains or losses upon purchase of the underlying commodities that will be used in the business. The maturities of the commodity contracts coincide with the expected purchase of the commodities.
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
Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 2006 related solely to environmental compliance were not material. At September 30, 2006, the Company had an accrued liability of $34 million relating to environmental matters compared with $28 million one year ago. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows.
Additionally, the Company is involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows (see Note 19 to the consolidated financial statements). Costs related to such matters were not material to the periods presented.

QUARTERLY FINANCIAL DATA

In millions, except per share data;	First	Second	Third	Fourth	Full
(unaudited)	Quarter	Quarter	Quarter	Quarter	Year
2006
Net sales	$7,528	$8,167	$8,390	$8,150	$32,235
Gross profit	917	1,053	1,213	1,237	4,420
Income before the cumulative effect of a change in accounting principle	165	165	338	367	1,035
Net income	165	165	338	360	1,028
Earnings per share before the cumulative effect of a change in accounting principle
Basic*	0.86	0.85	1.73	1.87	5.32
Diluted*	0.85	0.84	1.71	1.85	5.26
Earnings per share
Basic*	0.86	0.85	1.73	1.84	5.29
Diluted*	0.85	0.84	1.71	1.82	5.23

2005
Net sales	$6,618	$6,899	$7,062	$6,900	$27,479
Gross profit	806	827	900	949	3,482
Income before the cumulative effect of a change in accounting principle	168	203	255	283	909
Net income	168	203	255	283	909
Earnings per share before the cumulative effect of a change in accounting principle
Basic*	0.88	1.06	1.33	1.47	4.74
Diluted*	0.87	1.04	1.31	1.45	4.68
Earnings per share
Basic*	0.88	1.06	1.33	1.47	4.74
Diluted*	0.87	1.04	1.31	1.45	4.68

*	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Risk Management” included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PricewaterhouseCoopers LLP
100 E. Wisconsin Ave., Suite 1800
Milwaukee WI 53202
Telephone (414) 212 1600
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Johnson Controls, Inc.
We have completed integrated audits of Johnson Controls, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective October 1, 2005. In addition, as discussed in Notes 1 and 5 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” in the fourth quarter of 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
December 1, 2006

Johnson Controls, Inc.
Consolidated Statements of Income

	Year ended September 30,
(In millions, except per share data)	2006	2005	2004
Net sales
Products and systems*	$26,570	$24,337	$21,653
Services*	5,665	3,142	2,950

	32,235	27,479	24,603
Cost of sales
Products and systems	23,737	21,463	18,911
Services	4,078	2,534	2,414

	27,815	23,997	21,325

Gross profit	4,420	3,482	3,278
Selling, general and administrative expenses	2,941	2,206	2,145
Restructuring costs	197	210	82
Japanese pension gain	—	—	(84)

Operating income	1,282	1,066	1,135

Interest expense — net	(248)	(108)	(98)
Equity income	112	72	97
Miscellaneous — net	(8)	(27)	(64)

Other income (expense)	(144)	(63)	(65)

Income before income taxes and minority interests	1,138	1,003	1,070
Provision for income taxes	63	205	251
Minority interests in net earnings of subsidiaries	42	41	52

Income from continuing operations	1,033	757	767
Income from discontinued operations, net of income taxes	2	16	51
Gain on sale of discontinued operations, net of income taxes	—	136	—

Income before the cumulative effect of a change in accounting principle	1,035	909	818
Cumulative effect of a change in accounting principle, net of income taxes	(7)	—	—

Net income	$1,028	$909	$818

Earnings available for common shareholders	$1,028	$909	$816

Earnings per share from continuing operations
Basic	$5.31	$3.95	$4.08
Diluted	$5.25	$3.90	$3.98
Earnings per share before the cumulative effect of a change in accounting principle
Basic	$5.32	$4.74	$4.35
Diluted	$5.26	$4.68	$4.24
Earnings per share
Basic	$5.29	$4.74	$4.35
Diluted	$5.23	$4.68	$4.24

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and facility management services.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Financial Position

	September 30,
(In millions, except par value and share data)	2006	2005
Assets

Cash and cash equivalents	$293	$171
Accounts receivable, less allowance for doubtful accounts of $80 and $47, respectively	5,697	4,987
Inventories	1,731	983
Other current assets	1,543	998

Current assets	9,264	7,139

Property, plant and equipment — net	3,968	3,581
Goodwill	5,910	3,733
Other intangible assets — net	799	289
Investments in partially-owned affiliates	463	445
Other noncurrent assets	1,517	957

Total assets	$21,921	$16,144

Liabilities and Shareholders’ Equity

Short-term debt	$209	$684
Current portion of long-term debt	368	81
Accounts payable	4,216	3,938
Accrued compensation and benefits	919	704
Accrued income taxes	229	44
Other current liabilities	2,205	1,390

Current liabilities	8,146	6,841

Long-term debt	4,166	1,577
Postretirement health and other benefits	349	159
Minority interests in equity of subsidiaries	129	196
Other noncurrent liabilities	1,776	1,313

Long-term liabilities	6,420	3,245

Commitments and contingencies (Note 19)

Common stock, $.04 1/6 par value
shares authorized: 600,000,000
shares issued: 2006 - 196,011,787; 2005 - 193,253,563	8	8
Capital in excess of par value	1,273	1,092
Retained earnings	5,715	4,905
Treasury stock, at cost (2006 - 237,798 shares; 2005 - 382,628 shares)	(7)	(7)
Accumulated other comprehensive income	366	60

Shareholders’ equity	7,355	6,058

Total liabilities and shareholders’ equity	$21,921	$16,144

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows

	September 30,
(In millions)		Revised
	2006	2005	2004
Operating Activities
Net income	$1,028	$909	$818

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	661	615	572
Amortization of intangibles	44	24	22
Equity in earnings of partially-owned affiliates, net of dividends received	(15)	(47)	(19)
Deferred income taxes	(404)	(25)	100
Minority interests in net earnings of subsidiaries	42	41	52
Non-cash restructuring costs	51	46	7
Pension contributions in excess of expense	—	(138)	—
Gain on sale of discontinued operations	—	(136)	—
Japanese pension settlement gain	—	—	(84)
Other	60	26	(26)
Changes in working capital, excluding acquisitions and divestitures of businesses
Receivables	244	(771)	(346)
Inventories	(77)	(64)	(3)
Other current assets	(32)	(114)	33
Restructuring reserves	59	102	42
Accounts payable and accrued liabilities	(360)	328	225
Accrued income taxes	116	81	14

Cash provided by operating activities of continuing operations	1,417	877	1,407

Investing Activities
Capital expenditures	(711)	(664)	(817)
Sale of property, plant and equipment	90	39	51
Acquisition of businesses, net of cash acquired	(2,629)	(328)	(420)
Business divestitures	—	679	—
Settlement of cross-currency interest rate swaps	66	(62)	(143)
Changes in long-term investments	108	(2)	(79)

Cash used by investing activities	(3,076)	(338)	(1,408)

Financing Activities
Increase (decrease) in short-term debt — net	(531)	(106)	660
Increase in long-term debt	2,739	83	214
Repayment of long-term debt	(359)	(311)	(727)
Payment of cash dividends	(218)	(192)	(171)
Proceeds from the exercise of stock options	97	66	59
Other	13	(36)	(25)

Cash provided (used) by financing activities	1,741	(496)	10

Effect of exchange rate changes on cash and cash equivalents	40	29	6

Increase in cash and cash equivalents	$122	$72	$15

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Shareholders’ Equity

			Employee Stock					Accumulated
			Ownership Plan -		Capital in		Treasury	Other
		Preferred	Unearned	Common	Excess of	Retained	Stock,	Comprehensive
(In millions, except per share data)	Total	Stock	Compensation	Stock	Par Value	Earnings	at Cost	Income (Loss)

At September 30, 2003	$4,261	$97	$(23)	$15	$748	$3,541	$(10)	$(107)
Comprehensive income:
Net income	818	—	—	—	—	818	—	—
Foreign currency translation adjustments	171	—	—	—	—	—	—	171
Realized and unrealized gains/losses on derivatives	11	—	—	—	—	—	—	11
Minimum pension liability adjustment	(3)	—	—	—	—	—	—	(3)

Other comprehensive income	179

Comprehensive income	997
Reduction of guaranteed ESOP debt	23	—	23	—	—	—	—	—
Cash dividends
Series D preferred ($0.99 per one ten-thousandth of a share), net of tax benefit	(2)	—	—	—	—	(2)	—	—
Common ($0.90 per share)	(169)	—	—	—	—	(169)	—	—
Par value reduction	—	—	—	(7)	7	—	—	—
Conversion of preferred stock to common stock	—	(96)	—	—	96	—	—	—
Other, including options exercised	96	(1)	—	—	102	—	(5)	—

At September 30, 2004	5,206	—	—	8	953	4,188	(15)	72
Comprehensive income:
Net income	909	—	—	—	—	909	—	—
Foreign currency translation adjustments	(29)	—	—	—	—	—	—	(29)
Realized and unrealized gains/losses on derivatives	34	—	—	—	—	—	—	34
Minimum pension liability adjustment	(17)	—	—	—	—	—	—	(17)

Other comprehensive loss	(12)

Comprehensive income	897
Cash dividends
Common ($1.00 per share)	(192)	—	—	—	—	(192)	—	—
Other, including options exercised	147		—	—	139	—	8	—

At September 30, 2005	6,058	—	—	8	1,092	4,905	(7)	60
Comprehensive income:
Net income	1,028	—	—	—	—	1,028	—	—
Foreign currency translation adjustments	274	—	—	—	—	—	—	274
Realized and unrealized gains/losses on derivatives	20	—	—	—	—	—	—	20
Minimum pension liability adjustment	12	—	—	—	—	—	—	12

Other comprehensive income	306

Comprehensive income	1,334
Cash dividends
Common ($1.12 per share)	(218)	—	—	—	—	(218)	—	—
Other, including options exercised	181	—	—		181	—	—	—

At September 30, 2006	$7,355	$—	$—	$8	$1,273	$5,715	$(7)	$366

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
September 30, 2006
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation

The consolidated financial statements include the accounts of Johnson Controls, Inc. and its domestic and foreign subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany transactions have been eliminated. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20%. Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R), “Consolidation of Variable Interest Entities,” the Company may consolidate a partially-owned affiliate when it has less than a 50% ownership. Gains and losses from the translation of substantially all foreign currency financial statements are recorded in the accumulated other comprehensive income account within shareholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $4.6 billion and $1.7 billion at September 30, 2006 and 2005, respectively, was determined using market quotes. See Note 11 for fair value of derivative instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Receivables

Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is based on historical experience, existing economic conditions and any specific customer collection issues the Company has identified.

Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the consolidated statements of financial position. Amounts included within accounts receivable — net related to these contracts were $455 million and $315 million at September 30, 2006 and 2005, respectively. Amounts included within other current liabilities were $314 million and $226 million at September 30, 2006 and 2005, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either the last-in, first-out (LIFO) method or the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred. Customer reimbursements are recorded as an increase in cash and a reduction of selling, general and administrative expense when reimbursement from the customer is received. Costs for molds, dies, and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for evidence of impairment. At September 30, 2006 and 2005, approximately $270 million and $268 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2006 and 2005, the Company recorded within other current assets approximately $136 million and $280 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is assured.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company performs an annual goodwill impairment review of its operating segments during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which an operating segment could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses historical multiples of earnings and published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2006 indicated that the estimated fair value of each operating segment exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment exists.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment exists at September 30, 2006.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2006, the Company does not have any material long-lived assets whose recovery is at risk.

Revenue Recognition

The Company’s building efficiency business recognizes revenue from long-term systems installation contracts over the contractual period under the percentage-of-completion method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The amount of accounts receivable due after one year is not significant.

The building efficiency business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.

The Company’s building efficiency business also sells certain HVAC products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative fair value of all elements or the fair value of undelivered elements.

In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. Such expenditures for the years ended September 30, 2006, 2005 and 2004 were $743 million, $817 million and $844 million, respectively.

A portion of the costs associated with these activities is reimbursed by customers and, for the years ended September 30, 2006, 2005 and 2004, were $323 million, $402 million and $352 million, respectively.

Earnings Per Share

Basic earnings per share are computed by dividing net income, after deducting dividend requirements on the Series D Convertible Preferred Stock, by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income, after deducting the after-tax compensation expense that would arise from the assumed conversion of the Series D Convertible Preferred Stock, by diluted weighted average shares outstanding. Diluted weighted average shares assume the conversion of the Series D Convertible Preferred Stock, if dilutive, plus the dilutive effect of common stock equivalents which would arise from the exercise of stock options. Effective December 31, 2003, the Company converted all the outstanding Series D Convertible Preferred Stock (see Note 13).

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive income, were as follows (in millions, net of tax):

	September 30,
	2006	2005
Foreign currency translation adjustments	$403	$129
Realized and unrealized gains/losses on derivatives	63	43
Minimum pension liability adjustment	(100)	(112)

Accumulated other comprehensive income	$366	$60

Derivative Financial Instruments

The Company has written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for speculative purposes is strictly prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates, commodity prices, compensation liabilities and interest rates.

The fair values of all derivatives are recorded in the consolidated statement of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (OCI), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction.

The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in miscellaneous — net in the consolidated statement of income and are recognized in the same period as gains and losses on the hedged items.

Cash Flow Hedges - The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure or commodity price exposure, primarily using foreign currency exchange contracts and commodity contracts, respectively. These instruments are designated as cash flow hedges in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 and are recorded in the consolidated statement of financial position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated OCI and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates or commodity price changes. The Company also selectively uses interest rate swaps to modify its exposure to interest rate movements. These swaps also qualify as cash flow hedges, with changes in fair value recorded as a component of accumulated OCI. Interest expense is recorded in earnings at the fixed rate set forth in the swap agreement. As of September 30, 2005, the Company entered into three forward treasury lock agreements designated as cash flow hedges to reduce the market risk associated with changes in interest rates related to the Company’s fixed-rate note issuance (see Notes 10 and 11). There were no interest rate swaps designated as cash flow hedges outstanding at September 30, 2006.

For the years ended September 30, 2006, 2005, and 2004, the net amounts recognized in earnings due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not material. The amount reported as realized and unrealized gains/losses on derivatives in the accumulated OCI account within shareholders’ equity represents the net gain/loss on derivatives designated as cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Fair Value Hedges — The Company had two interest rate swaps outstanding at September 30, 2006 and 2005 designated as a hedge of the fair value of a portion of fixed-rate bonds (see Note 11). Both the swap and the hedged portion of the debt are recorded in the consolidated statement of financial position. The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no net impact on earnings.

Net Investment Hedges - The Company has cross-currency interest rate swaps and foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in foreign operations. The currency effects of the debt obligations are reflected in the accumulated OCI account where they offset translation gains and losses recorded on the Company’s net investments in Europe and Japan. The cross-currency interest rate swaps are recorded in the consolidated statement of financial position at fair value, with changes in value attributable to changes in foreign exchange rates recorded in the foreign currency translation adjustments component of accumulated OCI. Net interest payments or receipts from the interest rate swaps are recorded as adjustments to interest expense in earnings on a current basis. A net loss of approximately $29 million associated with hedges of net investments in foreign operations was recorded in the accumulated OCI account for the period ended September 30, 2006. A net gain of approximately $5 million associated with hedges of net investments in foreign operations was recorded in the accumulated OCI account for the period ended September 30, 2005.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the fiscal year 2007 year-end balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end. The Company is assessing the potential impact that the adoption of SFAS No. 158 will have on its consolidated financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for us beginning in fiscal year 2008. The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial condition, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning October 1, 2007. The Company is assessing the potential impact that the adoption of FIN 48 will have on its previously established tax reserves, consolidated financial condition, results of operations or cash flows.

Effective for the year ended September 30, 2006, the Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. See Note 5 for the impact of the Company’s adoption of FIN 47 in the fourth quarter of fiscal year 2006.

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share Based Payment” (SFAS No. 123(R)), using the modified prospective method. See Note 12 for additional information regarding stock-based compensation.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Reclassification

Certain prior year amounts have been revised to conform to the current year’s presentation. Specifically, the Company has revised its consolidated statements of cash flows for the years ended September 30, 2005 and 2004 to combine cash flows from discontinued operations with cash flows from continuing operations. The Company had previously separated these amounts from continuing operations and reported them as cash flows from discontinued operations.
2.	ACQUISITIONS

On December 9, 2005, the Company completed its acquisition of York International Corporation (York). The Company paid $56.50 for each outstanding share of York common stock. The total cost of the acquisition, excluding cash acquired, was approximately $3.1 billion, including the assumption of $563 million of debt, change in control payments and direct costs of the transaction. The Company initially financed the acquisition by issuing unsecured commercial paper, which was refinanced with long-term debt on January 17, 2006. York’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition of York enabled the Company to become a single source supplier of integrated products and services for building owners to optimize comfort and energy efficiency. The acquisition enhanced the Company’s heating, ventilating, and air conditioning equipment (HVAC), controls, fire and security capabilities and positions the Company in a strategic leadership position in the global building environment industry which offers significant growth potential.

The following table summarizes the preliminary fair values of the York assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets, net of cash acquired	$1,928
Property, plant and equipment	399
Goodwill	2,047
Other intangible assets	502
Other noncurrent assets	382

Total assets	5,258
Current liabilities	1,365
Noncurrent liabilities	1,360

Total liabilities	2,725

Net assets acquired	$2,533

In conjunction with the York acquisition, the Company recorded goodwill of approximately $2.0 billion, none of which is tax deductible, with allocation to the building efficiency business reporting segments as follows: $422 million to North America systems; $594 million to North America service; $473 million to North America unitary products group; $147 million to Europe; and $411 million to rest of world. In addition, intangible assets subject to amortization were valued at $246 million with useful lives between 1.5 and 30 years, of which $194 million was assigned to customer relationships with useful lives between 20 and 30 years. Intangible assets not subject to amortization, primarily trademarks, were valued at $256 million. The York purchase price allocation has been substantially completed as of September 30, 2006, and final adjustments, if any, are not expected to be material.

The Company has recorded restructuring reserves of approximately $158 million related to the York acquisition, comprised of $80 million of severance costs, $62 million related to contract terminations and facility closures and $16 million of other direct costs associated with exiting certain activities of the acquired business. These restructuring reserves include workforce reductions of approximately 3,000 employees and calls for two manufacturing plants to be closed while other plants and branch offices will be merged into existing facilities of the Company. The costs of these restructuring activities were recorded as costs of the acquisition and were provided for in accordance with FASB Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipates that the restructuring actions will be completed by the end of the third quarter of fiscal year 2007. As of September 30, 2006, $59 million of the restructuring reserves have been utilized, including

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
severance ($30 million), contract termination and facility closure costs ($23 million) and other costs associated with exiting certain activities of the acquired business ($6 million).

Had the York acquisition been completed on October 1, 2004, the Company’s unaudited pro forma consolidated results of operations would have been as follows (in millions, except per share amounts):

	Year Ended September 30,
	2006	2005
Net sales	$32,983	$31,901
Income from continuing operations	1,028	694
Net income	1,023	851
Earnings per share from continuing operations
Basic	$5.29	$3.62
Diluted	$5.23	$3.57
Earnings per share
Basic	$5.26	$4.44
Diluted	$5.20	$4.38
The pro forma information for the year ended September 30, 2005 includes expense of approximately $51 million for the amortization of the inventory write-up. The pro forma information for the year ended September 30, 2006 includes the reversal of approximately $51 million related to the amortization of the inventory write-up that was included in the Company’s consolidated operating results. The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

Also in fiscal year 2006, the Company completed six additional acquisitions for a combined purchase price of $111 million, including the assumption of debt, none of which were material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $57 million.

In fiscal year 2005, the Company completed six acquisitions for a combined purchase price of approximately $333 million, including the assumption of debt. The most significant of these acquisitions are as follows:
•	In July 2005, the Company completed the acquisition of Delphi Corporation’s global battery business. This acquisition enables the Company to participate in the rapidly growing Asian automotive battery market, particularly in China.

•	In June 2005, the Company completed its acquisition of USI Companies, Inc. This acquisition provides clients with an expanded, integrated mix of global corporate real estate services and enables the Company to further align new and existing customers’ real estate assets with their business objectives.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the fair values of the assets acquired and liabilities assumed at the dates of acquisition in fiscal year 2005 (in millions).

Current assets, net of cash acquired	$163
Property, plant and equipment	134
Goodwill	155
Other intangible assets	61
Other noncurrent assets	63

Total assets	576
Current liabilities	179
Long-term liabilities	69

Total liabilities	248

Net assets acquired	$328

The operating results of these acquisitions have been included in the Company’s consolidated financial statements from the dates of acquisition. Pro forma information reflecting these acquisitions has not been disclosed as the impact on consolidated net income was not material.

In conjunction with the fiscal year 2005 acquisitions, the Company recorded goodwill of $155 million, with allocation to the reporting segments as follows: $11 million, all of which is tax deductible, to building efficiency — North America service; $50 million, all of which is tax deductible, to the building efficiency — global facilities management; $8 million, none of which is tax deductible, to automotive experience — North America; and $86 million, $82 million of which is tax deductible, to power solutions. In addition, intangible assets subject to amortization, all of which were customer relationships, were valued at $61 million with useful lives between 10 and 50 years.

The Company has recorded restructuring reserves of $67 million related to the Delphi battery acquisition. These restructuring reserves included workforce reductions of approximately 1,500 employees and called for three plants to be closed or merged into existing facilities of the Company. The Company anticipates that the restructuring actions will be completed by the end of the first quarter of fiscal year 2007. As of September 30, 2006, $30 million of these restructuring reserves have been utilized.

In fiscal year 2004, the Company acquired 100% ownership of its power solutions joint venture with Grupo IMSA, S.A. de C.V. (Latin American JV). The purchase price for the remaining 51% interest in the joint venture was $525 million, including the assumption of debt. The acquisition was funded initially with short-term debt. Management believed that the acquisition was in line with the Company’s growth strategies and would provide new opportunities to strengthen the Company’s global leadership position in the automotive battery industry.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the fair values of the assets acquired and liabilities assumed in the Latin American JV acquisition, which was effective on August 1, 2004 (in millions).

Current assets, net of cash acquired	$164
Property, plant and equipment	219
Goodwill	458
Other intangible assets	37
Other noncurrent assets	4

Total assets	882
Current liabilities	168
Long-term liabilities	214

Total liabilities	382
Less historical investment balance in partially-owned affiliate	117

Net assets acquired	$383

The operating results of the Latin American JV have been included in the Company’s consolidated financial statements from the date of acquisition. For periods prior to the acquisition, the Company’s investment was accounted for by the equity method. Pro forma information reflecting this acquisition has not been disclosed as the impact on consolidated net income was not material.

In conjunction with the Latin American JV acquisition, the Company recorded goodwill of $458 million, none of which is tax deductible, and assigned it to the power solutions reporting segment. In addition, intangible assets subject to amortization, all of which were customer relationships, were valued at $12 million with a weighted average useful life of approximately 39 years. Intangible assets not subject to amortization, primarily trademarks, were valued at $25 million.

3.	DISCONTINUED OPERATIONS

In December 2005, the Company acquired York’s Bristol Compressor business as part of its acquisition of York (see Note 2) and engaged a firm to actively market the business. The Bristol Compressor business included Scroll Technologies, Inc., an unconsolidated joint venture with Carrier Corporation that was divested in September 2006. The Company continues to market the remainder of the Bristol Compressor business.

In March 2005, the Company completed the sale of its Johnson Controls World Services, Inc. subsidiary, which had been included in the Company’s former building efficiency segment, to IAP Worldwide Services, Inc. for $260 million. The sale resulted in a gain of approximately $139 million ($85 million after-tax), net of related costs.

In February 2005, the Company completed the sale of its engine electronics business, which had been included in the automotive experience — Europe segment, to Valeo for €316 million. This non-core business was acquired in fiscal year 2002 from Sagem SA. The sale of the engine electronics business resulted in a gain of $81 million ($51 million after-tax), net of related costs.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The following summarizes the net sales and income before income taxes and minority interests of the discontinued operations for the years ended September 30, 2006, 2005, and 2004 (in millions):

	Year Ended September 30,
	2006	2005	2004
Net sales	$178	$540	$1,190
Income before income taxes and minority interests	3	26	82
Earnings per share from discontinued operations
Basic	$0.01	$0.08	$0.27

Diluted	$0.01	$0.08	$0.26

Earnings per share from gain on sale of discontinued operations
Basic	$—	$0.71	$—

Diluted	$—	$0.70	$—

The consolidated statement of financial position at September 30, 2006 includes assets of discontinued operations of $81 million within other current assets, which consisted of accounts receivable — net ($27 million), inventories ($44 million), other current assets ($7 million) and property, plant and equipment — net ($3 million). Liabilities of discontinued operations at September 30, 2006 within other current liabilities totaled $36 million, which consisted of accounts payable ($26 million) and other current liabilities ($10 million). At September 30, 2005 there were no assets or liabilities of discontinued operations recorded in the consolidated statement of financial position.

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

4.	INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2006	2005
Raw materials and supplies	$655	$497
Work-in-process	294	158
Finished goods	854	378

FIFO inventories	1,803	1,033
LIFO reserve	(72)	(50)

Inventories	$1,731	$983

Inventories valued by the LIFO method of accounting were approximately 25% and 31% of total inventories at September 30, 2006 and 2005, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2006	2005
Buildings and improvements	$1,794	$1,784
Machinery and equipment	5,787	5,086
Construction in progress	589	479
Land	295	249

Total property, plant and equipment	8,465	7,598
Less accumulated depreciation	(4,497)	(4,017)

Property, plant and equipment — net	$3,968	$3,581

Interest costs capitalized during the years ended September 30, 2006, 2005, and 2004 were $21 million, $11 million and $16 million, respectively.

In March 2005, the FASB issued FIN 47, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation (ARO) if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Under FIN 47, companies must accrue for costs related to legal obligations associated with the retirement, disposal, removal or abandonment of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event and if the liability’s fair value can be reasonably estimated. FIN 47 requires that the ARO estimate be recorded as a liability and as an increase to the related asset. The capitalized asset is depreciated over the remaining useful life of the asset.

We have identified certain legal and future environmental obligations at owned properties in the power solutions business as conditional AROs. In the fourth quarter of fiscal year 2006, the Company adopted FIN 47 and, using site-specific surveys and other historical information, recorded an increase in net property, plant and equipment of $16 million, an ARO liability of $28 million and a non-cash, after-tax charge of $7 million ($0.03 per share), which is reported in the fiscal year 2006 consolidated statement of income as a cumulative effect of a change in accounting principle, net of income taxes.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the years ended September 30, 2006 and 2005 were as follows (in millions):

			Currency
	September 30,	Business	Translation and	September 30,
	2004	Acquisitions	Other	2005
Building efficiency
North America Systems	$46	$—	$(1)	$45
North America Service	4	11	(4)	11
North America Unitary Products	—	—	—	—
Global Facilities Management	102	75	5	182
Europe	210	—	(3)	207
Rest of World	72	—	(1)	71
Interior experience
North America	1,177	8	1	1,186
Europe	1,025	—	(12)	1,013
Asia	185	—	7	192
Power solutions	745	73	8	826

Total	$3,566	$167	$—	$3,733

			Currency
	September 30,	Business	Translation and	September 30,
	2005	Acquisitions	Other	2006
Building efficiency
North America Systems	$45	$451	$—	$496
North America Service	11	601	3	615
North America Unitary Products	—	473	—	473
Global Facilities Management	182	—	(16)	166
Europe	207	147	16	370
Rest of World	71	411	5	487
Interior experience
North America	1,186	—	(10)	1,176
Europe	1,013	6	47	1,066
Asia	192	7	1	200
Power solutions	826	8	27	861

Total	$3,733	$2,104	$73	$5,910

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	September 30, 2006			September 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$300	$(126)	$174	$231	$(103)	$128
Unpatented technology	31	(9)	22	31	(7)	24
Customer relationships	304	(15)	289	96	(8)	88
Miscellaneous	33	(20)	13	10	(8)	2

Total amortized intangible assets	668	(170)	498	368	(126)	242
Unamortized intangible assets
Trademarks	295	—	295	40	—	40
Pension asset	6	—	6	7	—	7

Total unamortized intangible assets	301	—	301	47	—	47

Total intangible assets	$969	$(170)	$799	$415	$(126)	$289

Amortization of other intangible assets for the years ended September 30, 2006, 2005 and 2004 was $44 million, $23 million and $19 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $37 million per year over the next five years.

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

The changes in the carrying amount of the Company’s total product warranty liability for the years ended September 30, 2006 and 2005 were as follows (in millions):

	Year Ended September 30,
	2006	2005
Beginning balance	$61	$67
Accruals for warranties issued during the period	127	47
Accruals from business acquisition	83	3
Accruals related to pre-existing warranties (including changes in estimates)	(3)	(7)
Settlements made (in cash or in kind) during the period	(107)	(49)
Currency translation	1	—

Ending balance	$162	$61

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
8.	LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $57 million and $71 million at September 30, 2006 and 2005, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the years ended September 30, 2006, 2005 and 2004 was $288 million, $242 million and $235 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2006 were as follows (in millions):

	Capital	Operating
	Leases	Leases
2007	$12	$173
2008	11	143
2009	46	113
2010	5	80
2011	5	58
After 2011	25	110

Total minimum lease payments	104	$677

Interest	(14)

Present value of net minimum lease payments	$90

9.	SHORT-TERM DEBT AND CREDIT AGREEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2006	2005
Commercial paper	$—	$477
Bank borrowings	209	207

Short-term debt	$209	$684

Weighted average interest rate on short-term debt outstanding	5.85%	3.75%
The Company has a $1.6 billion committed five-year credit facility to support its outstanding commercial paper. The facility expires in October 2010. Average outstanding commercial paper for the year ended September 30, 2006 was $1.1 billion. There were no draws against the $1.6 billion facility during the year ended September 30, 2006.

In addition, the Company had uncommitted lines of credit from banks totaling approximately $560 million at September 30, 2006 of which $350 million remained unused. The lines of credit are subject to the usual terms and conditions applied by banks.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
10.	LONG-TERM DEBT

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2006	2005
Unsecured notes
4.875% due in 2013 ($300 million par value)	$299	$299
5.0% due in 2007 ($350 million par value)	352	354
6.3% due in 2008 ($175 million par value)	170	175
7.7% due in 2015 ($125 million par value)	125	125
7.125% due in 2017 ($150 million par value)	149	149
6.95% due in 2046 ($125 million par value)	125	125
5.25% due in 2011 ($800 million par value)	800	—
5.5% due in 2016 ($800 million par value)	799	—
6.0% due in 2036 ($400 million par value)	395	—
6.7% due in 2008 ($200 million par value)	204	—
5.8% due in 2013 ($100 million par value)	100	—
Floating rate notes due in 2008 ($500 million par value)	500	—
Unsecured loan
Floating rate loan due in 2009	50	50
Capital lease obligations	90	105
Foreign-denominated debt
euro	129	131
yen	237	91
Other	10	54

Gross long-term debt	4,534	1,658
Less: current portion	368	81

Net long-term debt	$4,166	$1,577

In January 2006, the Company issued $2.5 billion in floating and fixed rate notes consisting of the following four series: $500 million floating rate notes due in fiscal year 2008 (interest rate of 5.7% at September 30, 2006), $800 million fixed rate notes due in fiscal year 2011, $800 million fixed rate notes due in fiscal year 2016 and $400 million fixed rate notes due in fiscal year 2036. The Company also entered into a 24 billion yen (approximately $210 million) three year loan. The net proceeds of the note offering and the bank loan were used to repay the unsecured commercial paper obligations that were used to initially finance the acquisition of York.

At September 30, 2006, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 8.0% and the Company’s yen-denominated debt was at floating rates with a weighted average interest rate of 0.8%.

The installments of long-term debt maturing in subsequent years are: 2007 — $368 million; 2008 — $976 million; 2009 — $331 million; 2010 — $13 million; 2011 — $817 million; 2012 and thereafter — $2.0 billion. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the years ended September 30, 2006, 2005 and 2004 was $234 million, $133 million and $137 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 11). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
11.	FINANCIAL INSTRUMENTS

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, compensation expense and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. See Note 1 for additional information regarding the Company’s objectives for holding certain derivative instruments, its strategies for achieving those objectives, and its risk management and accounting policies applicable to these instruments.

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in currency exchange rates. The Company primarily uses foreign currency exchange contracts to hedge certain of its foreign currency exposure.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates (cash flow or fair value hedges). In May 2002, the Company entered into a four-and-a-half-year interest rate swap to hedge a portion of the Company’s 5% notes maturing in November 2006. Under the swap, the Company receives interest based on a fixed U.S. dollar rate of 5% and pays interest based on a floating three-month U.S. dollar LIBOR rate plus 14.75 basis points. Terms of the four-and-a-half-year swap were modified since inception of the swap resulting in a decrease of the notional amount to $100 million from the original $250 million. In October 2003, the Company entered into a four-year and three-month interest rate swap to hedge the Company’s 6.3% notes maturing in February 2008. Under the swap, the Company receives interest based on a fixed U.S. dollar rate of 6.3% and pays interest based on a floating three-month U.S. dollar LIBOR rate plus 283.5 basis points.

In September 2005, the Company entered into three forward treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated fixed-rate note issuance to finance the acquisition of York (cash flow hedge). The three forward treasury lock agreements, which had a combined notional amount of $1.3 billion, fixed a portion of the future interest cost for 5-year, 10-year and 30-year bonds. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of note issuance, was amortized to interest expense over the life of the respective note issuance. In January 2006, in connection with the Company’s debt refinancing, the three forward lock treasury agreements were terminated.

The Company also selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest based on variable euro rates on the outstanding notional principal amounts in dollars and euro, respectively. The Company did not renew the Yen cross-currency interest rate swap that matured on June 30, 2006, and incurred an immaterial foreign exchange loss on the swap. The Company continues to carry Yen debt as a hedge of its Yen exposure related to its net investment in Japan.

In addition, the Company selectively uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. In March 2004, the Company entered into an equity swap agreement. In connection with the swap agreement, as amended, a third party may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. Although the swap agreement has a stated expiration date, the Company’s intention is to continually renew the swap agreement with Citibank, N.A.’s consent. The net effect of the change in the fair value of the swap agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the years ended September 30, 2006 or 2005.

The Company uses commodity contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As a cash flow hedge, gains and losses resulting from the hedging instruments offset the gains or losses upon purchase of the underlying commodities that will be used in the business. The maturities of the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
commodity contracts coincide with the expected purchase of the commodities. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items.

The Company’s derivative instruments are recorded at fair value in the consolidated statement of financial position as follows (in millions at U.S. dollar equivalent):

	September 30,
	2006		2005
	Notional	Fair Value	Notional	Fair Value
	Amount	Asset (Liability)	Amount	Asset (Liability)
Other current assets
Treasury lock agreements	$—	$—	$1,275	$31
Foreign currency exchange contracts	2,801	3	2,988	20
Interest rate swaps	150	2	—	—
Cross-currency interest rate swaps	—	—	737	58
Equity swap	—	—	107	3
Commodity contracts	278	34	62	2
Other noncurrent assets
Commodity contracts	20	5	—	—
Other current liabilities
Cross-currency interest rate swaps	1,162	(63)	—	—
Equity swap	123	(1)	—	—
Other noncurrent liabilities
Interest rate swaps	175	(5)	325	(2)
It is important to note that the Company’s derivative instruments are hedges protecting against underlying changes in foreign currency, interest rates, compensation liabilities and commodity price changes. Accordingly, the implied gains/losses associated with the fair values of foreign currency exchange contracts and cross-currency interest rate swaps would be offset by gains/losses on underlying payables, receivables and net investments in foreign subsidiaries. Similarly, implied gains/losses associated with interest rate swaps offset changes in interest rates and the fair value of long-term debt.

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

The Company has two share-based compensation plans, which are described below. The compensation cost charged against income for those plans was approximately $67 million, $38 million and $35 million for the years ended September 30, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
share-based compensation arrangements was approximately $27 million, $15 million and $14 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Prior to the adoption of SFAS No. 123(R), the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS No. 123(R), the Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of SFAS No. 123(R), an approximate $11 million and $5 million reduction of pre-tax compensation cost would have been recognized for the years ended September 30, 2006 and 2005, respectively. For the year ended September 30, 2004, the impact of applying the non-substantive vesting period approach is not significant.

Stock Option Plan

Stock Options

The Company’s 2000 Stock Option Plan, as amended (Plan), which is shareholder-approved, permits the grant of stock options to its employees for up to approximately 13 million shares of new common stock (approximately 5 million shares of common stock remained available to be granted at September 30, 2006). Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest between two and three years after the grant date and expire 10 years from the grant date.

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

	Year Ended September 30,
	2006	2005	2004
Expected life of option (years)	4.75	5.00	5.00
Risk-free interest rate	4.46%	3.48%	3.00%
Expected volatility of the Company’s stock	22.00%	20.00%	23.00%
Expected dividend yield on the Company’s stock	1.70%	1.76%	1.75%
Expected forfeiture rate	12.75%	8.00%	7.00%
A summary of stock option activity at September 30, 2006, and changes for the year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	Option Price	Option	Life (years)	(in millions)
Outstanding, September 30, 2005	$45.62	10,524,494
Granted	67.76	2,880,641
Exercised	35.97	(2,809,405)
Forfeited or expired	58.93	(254,412)

Outstanding, September 30, 2006	$54.08	10,341,318	7.2	$187

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The weighted-average grant-date fair value of options granted during the years ended September 30, 2006, 2005 and 2004 was $15.35, $13.92 and $10.99, respectively.

The total intrinsic value of options exercised during the years ended September 30, 2006, 2005 and 2004 was approximately $106 million, $57 million and $62 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the years ended September 30, 2006, 2005, and 2004 of approximately $97 million, $66 million and $59 million, respectively.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of SFAS 123(R). The tax benefit from the exercise of stock options, which is recorded in additional paid-in-capital, was $33 million, $28 million and $19 million, respectively, for the years ended September 30, 2006, 2005 and 2004. The Company does not settle equity instruments granted under share-based payment arrangements for cash.

At September 30, 2006, the Company had approximately $27 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.

Stock Appreciation Rights (SARs)

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

The assumptions used to determine the fair value of the SAR awards at September 30, 2006 were as follows:

Expected life of SAR (years)	0.5 - 3.0
Risk-free interest rate	4.62 - 5.02%
Expected volatility of the Company’s stock	22.00%
Expected dividend yield on the Company’s stock	1.70%
Expected forfeiture rate	0-20%

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
A summary of SAR activity at September 30, 2006, and changes for the year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	SAR Price	SAR	Life (years)	(in millions)
Outstanding, September 30, 2005	$39.05	999,165
Granted	67.69	287,643
Exercised	37.22	(255,047)
Forfeited or expired	61.22	(34,255)

Outstanding, September 30, 2006	$54.16	997,506	7.2	$18

Exerciseable, September 30, 2006	$39.93	378,499	5.2	$12

In conjunction with the exercise of SARs granted, the Company made payments of $10 million and $6 million during the years ended September 30, 2006 and 2005, respectively.

Restricted (Nonvested) Stock

In fiscal year 2002, the Company adopted a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the restricted stock plan vest 50% after two years from the grant date and 50% after four years from the grant date.

A summary of the status of the Company’s nonvested restricted shares at September 30, 2006, and changes for the year then ended, is presented below:

	Weighted	Shares
	Average	Subject to
	Price	Restriction
Nonvested, September 30, 2005	$51.20	410,000
Granted	74.28	297,500
Vested	48.65	(269,000)
Forfeited or expired	—	—

Nonvested, September 30, 2006	$68.42	438,500

At September 30, 2006, the Company had approximately $17 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.

13.	SHAREHOLDERS’ EQUITY

The Company originally issued 341.7969 shares of its 7.75% Series D Convertible Preferred Stock to its ESOP. The preferred stock was issued in fractional amounts representing one ten-thousandth of a share each or 3.4 million preferred stock units in total. Each preferred stock unit has a liquidation value of $51.20. The ESOP financed its purchase of the preferred stock units by issuing debt. An amount representing unearned employee compensation, equivalent in value to the unpaid balance of the ESOP debt, was recorded as a deduction from shareholders’ equity.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
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

14.	EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year that are calculated using the treasury-stock method for stock options. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to additional paid-in capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in capital, such an amount would be a reduction of the assumed proceeds.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the years ended September 30, 2006, 2005 and 2004 (in millions):

	Year Ended September 30,
	2006	2005	2004
Income Available to Common Shareholders

Net income and diluted income available to common shareholders	$1,028	$909	$818
Preferred stock dividends, net of tax benefit	—	—	(2)

Basic income available to common shareholders	$1,028	$909	$816

Weighted Average Shares Outstanding

Basic weighted average shares outstanding	194.5	191.8	187.7
Effect of dilutive securities:
Stock options	2.1	2.5	3.0
Convertible preferred stock	—	—	1.9

Diluted weighted average shares outstanding	196.6	194.3	192.6

Antidilutive Securities
Options to purchase common shares	0.1	0.6	0.3

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
15.	RETIREMENT PLANS

Pension Benefits

The Company has non-contributory defined benefit pension plans covering most U.S. and certain non-U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Effective January 1, 2006, certain of the Company’s U.S. pension plans were amended to prohibit new participants from entering the plans. Active participants will continue to accrue benefits under the amended plans. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974. Funding for non-US plans observes the local legal and regulatory limits. Also, the Company makes contributions to union-trusteed pension funds for construction and service personnel.

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

The Company’s pension plan asset allocations by asset category are shown below.

	2006	2005
Equity securities:
U.S. plans	63%	63%
Non-U.S. plans	51%	47%

Debt securities:
U.S. plans	31%	36%
Non-U.S. plans	43%	47%

Real estate:
U.S. plans	5%	1%
Non-U.S. plans	5%	5%

Cash/liquidity:
U.S. plans	1%	—
Non-U.S. plans	1%	1%
The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital markets in which the plans invest. The average market returns are adjusted, where appropriate, for active asset management returns. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $1,360 million, $1,263 million and $802 million, respectively, as of September 30, 2006 and $769 million, $695 million and $296 million, respectively, as of September 30, 2005.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company expects to contribute approximately $103 million in cash to its defined benefit pension plans in fiscal year 2007. Projected benefit payments from the plans as of September 30, 2006 are estimated as follows (in millions):

2007	$120
2008	127
2009	135
2010	143
2011	151
2012-2016	946
Savings and Investment Plans

The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Excluding the ESOP, matching contributions charged to expense amounted to $60 million, $42 million and $23 million for the fiscal years ended 2006, 2005 and 2004, respectively.

The Company established an ESOP as part of its savings and investment plans. The Company’s annual contributions to the ESOP, when combined with the preferred stock dividends, were of an amount which allowed the ESOP to meet its debt service requirements. This contribution amount was $17 million in 2004. The Company’s final ESOP debt payment was made in December 2003 (see Note 13). Compensation expense recorded by the Company related to the ESOP was $26 million in 2004. No compensation expense was recorded by the Company related to the ESOP in 2006 or 2005.

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

Eligibility for coverage is based on meeting certain years of service and retirement age qualifications. These benefits may be subject to deductibles, co-payment provisions and other limitations, and the Company has reserved the right to modify these benefits. Effective January 31, 1994, the Company modified certain salaried plans to place a limit on the Company’s cost of future annual retiree medical benefits at no more than 150% of the 1993 cost.

The September 30, 2006 accumulated postretirement benefit obligation (APBO) for both pre-65 and post-65 years of age employees was determined using assumed medical care cost trend rates of 9.5% decreasing one half percent each year to an ultimate rate of 5% and prescription drug trend rates of 11.5% decreasing one half percent each year to an ultimate rate of 6%. The September 30, 2005 APBO for both pre-65 and post-65 years of age employees was determined using assumed health care cost trend rates for both medical and prescription drug costs of 10% decreasing 1% each year to an ultimate rate of 5%. The health care cost trend assumption has a significant effect on the amounts reported. To illustrate, a one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $19 million at September 30, 2006 and the sum of the service and interest costs in fiscal year 2006 by $2 million. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $11 million at September 30, 2006 and the sum of the service and interest costs by $1 million.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company expects to contribute approximately $24 million in cash to its postretirement health and other benefit plans in fiscal year 2007. Projected benefit payments from the plans as of September 30, 2006 are estimated as follows (in millions):

2007	$24
2008	25
2009	26
2010	28
2011	28
2012-2016	150
In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) for employers sponsoring postretirement health care plans that provide prescription drug benefits. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D.1. Under the Act, the Medicare subsidy amount is received directly by the plan sponsor and not the related plan. Further, the plan sponsor is not required to use the subsidy amount to fund postretirement benefits and may use the subsidy for any valid business purpose. Projected subsidy receipts are estimated to be approximately $4 million per year over the next ten years.

The table that follows contains the accumulated benefit obligation and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
September 30,	2006	2005	2006	2005	2006	2005
Accumulated Benefit Obligation	$1,810	$1,494	$1,232	$928	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	1,749	1,428	1,047	827	185	170
Service cost	87	64	38	26	7	5
Interest cost	112	89	50	40	16	10
Plan participant contributions	—	—	5	5	—	—
Acquisitions (1)	423	—	194	81	177	—
Actuarial loss (gain)	(287)	216	(19)	119	(33)	18
Amendments made during the year	13	2	—	—	—	1
Benefits paid	(79)	(52)	(38)	(32)	(25)	(21)
Special termination benefits	2	—	—	—	—	—
Curtailment loss (gain)	(2)	2	—	(7)	(2)	—
Settlement	—	—	—	—	1	—
Currency translation adjustment	—	—	63	(12)	1	2

Projected benefit obligation at end of year	$2,018	$1,749	$1,340	$1,047	$327	$185

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,453	$1,180	$630	$475	$—	$—
Actual return on plan assets	103	138	60	74	—	—
Acquisitions	328	—	112	64	—	—
Employer and employee contributions	48	187	108	56	25	21
Benefits paid	(79)	(52)	(38)	(32)	(25)	(21)
Currency translation adjustment	—	—	42	(7)	—	—

Fair value of plan assets at end of year	$1,853	$1,453	$914	$630	$—	$—

Funded status	$(165)	$(296)	$(426)	$(417)	$(327)	$(185)
Unrecognized net transition obligation	(2)	(4)	—	—	—	—
Unrecognized net actuarial loss (gain)	282	566	155	208	(14)	21
Unrecognized prior service cost	20	9	(2)	(3)	(6)	(8)
Employer contributions paid between the measurement date and September 30	1	1	3	1	—	—

Net accrued benefit cost recognized at end of year	$136	$276	$(270)	$(211)	$(347)	$(172)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$240	$323	$20	$8	$—	$—
Accrued benefit liability	(129)	(68)	(410)	(360)	(347)	(172)
Intangible asset	6	2	1	5	—	—
Accumulated other comprehensive income	19	19	119	136	—	—

Net amount recognized	$136	$276	$(270)	$(211)	$(347)	$(172)

Weighted Average Assumptions (2),
Discount rate	6.50%	5.50%	4.60%	4.00%	6.40%	5.50%
Rate of compensation increase	3.60%	3.80%	3.30%	2.75%	NA	NA

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

(1)	The acquisitions for the U.S. and non-U.S. pension plans for the year ended September 30, 2006 include $617 million projected benefit obligations, $440 million of plan assets and $177 million of accumulated postretirement benefit obligations primarily related to the York acquisition.

(2)	Plan assets and obligations are determined based on a July 31 measurement date at September 30, 2006 and 2005 for U.S. plans and a September 30 measurement date at September 30, 2006 and 2005 for non-U.S. plans, utilizing assumptions as of those dates.
The table that follows contains the components of net periodic benefit cost (in millions).

	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
Year ended September 30	2006	2005	2004	2006	2005	2004	2006	2005	2004

Components of Net Periodic Benefit Cost
Service cost	$87	$64	$58	$38	$26	$23	$7	$5	$5
Interest cost	112	89	82	50	40	35	16	10	11
Expected return on plan assets	(144)	(104)	(104)	(41)	(30)	(26)	—	—	—
Amortization of transitional obligation	(2)	(2)	(3)	—	—	—	—	—	—
Amortization of net actuarial loss	36	20	10	9	7	6	2	1	1
Amortization of prior service cost	1	2	1	—	(1)	—	(2)	(2)	(2)
Special termination benefits	2	—	—	—	—	—	—	—	—
Curtailment loss (gain)	—	2	1	—	(7)	—	(2)	—	1
Recognition of unrealized loss associated with transfer of Japanese pension obligation	—	—	—	—	—	14	—	—	—

Net periodic benefit cost	$92	$71	$45	$56	$35	$52	$21	$14	$16

Expense Assumptions
Discount rate	5.50%	6.25%	6.50%	4.00%	4.50%	4.00%	5.50%	6.25%	6.50%
Expected return on plan assets	8.75%	8.75%	8.75%	5.90%	5.75%	5.25%	NA	NA	NA
Rate of compensation increase	3.80%	4.00%	4.00%	2.75%	3.00%	3.00%	NA	NA	NA
Japanese Pension Settlement Gain

During fiscal year 2004, the Company recorded a pension gain related to certain of the Company’s Japanese pension plans established under the Japanese Welfare Pension Insurance Law. In accordance with amendments to this law, the Company completed the transfer of certain pension obligations and related plan assets to the Japanese government which resulted in a non-cash settlement gain of $84 million, net of $1 million associated with the recognition of unrecognized actuarial losses, recorded within SG&A expenses in the consolidated statement of income. The excess of benefit obligations over plan assets (funded status) of the Company’s non-U.S. pension plans decreased $85 million as a result of the transfer.

16.	RESTRUCTURING COSTS

As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal year 2006 and recorded a $197 million restructuring charge. The 2006 Plan, which primarily includes workforce reductions and plant consolidations in the automotive experience and building efficiency businesses, is expected to be substantially completed by the end of the third quarter of fiscal year 2007. The automotive experience business related restructuring is focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business mostly relate to Europe where the Company has launched a systems

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
redesign initiative. During the fourth quarter of fiscal year 2006, automotive experience — North America increased its 2006 Plan restructuring charge by $8 million for additional employee severance and termination benefits. The Company expects to incur other related and ancillary costs associated with some of these restructuring activities in future periods. These costs are not expected to be material and will be expensed as incurred.

The 2006 Plan includes workforce reductions of approximately 4,700 employees (2,200 for automotive experience — North America, 1,400 for automotive experience — Europe, 200 for building efficiency - North America, 600 for building efficiency — Europe, 280 for building efficiency — Rest of World and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits will be paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2006, approximately 350 employees have been separated from the Company. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience — North America, 3 in automotive experience — Europe, 1 in building efficiency — Europe and 1 in building efficiency — Rest of World). The restructuring charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis.

The following table summarizes the Company’s 2006 Plan reserve, included within other current liabilities in the consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Original reserve	$134	$63	$—	$197
Additional provision	8	—	—	8
Utilized — Cash	(17)	—	—	(17)
Utilized — Noncash	—	(51)	1	(50)

Balance at September 30, 2006	$125	$12	$1	$138

Included within the “other” category are the write down of long-lived assets, exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs. The write down of long-lived assets includes $47 million related to automotive experience and $4 million related to building efficiency.

In the second quarter of fiscal year 2005, the Company committed to a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge. This restructuring charge included workforce reductions of approximately 3,900 employees. During the fourth quarter of fiscal year 2006, automotive experience — Europe reversed $6 million of restructuring reserves from the 2005 Plan that were not expected to be utilized. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2006, approximately 2,900 employees have separated from the Company pursuant to the 2005 Plan. In addition, the 2005 Plan included 12 plant closures. The charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis. The closures/restructuring activities are primarily concentrated in Europe and North America.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the 2005 Plan reserve, included within other current liabilities in the consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2005	$88	$14	$(9)	$93
Utilized — Cash	(55)	(5)	—	(60)
Utilized — Noncash	—	(1)	5	4
Reserve release — Noncash	—	(6)	—	(6)

Balance at September 30, 2006	$33	$2	$(4)	$31

Included within the “other” category were exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs. The majority of the restructuring activities under the 2005 Plan are expected to be completed by December 2006.

In the second quarter of fiscal year 2004, the Company committed to a restructuring plan (2004 Plan), of which substantially all of the reserves have been utilized. During the fourth quarter of fiscal year 2006, automotive experience — Europe released $2 million in remaining reserves not expected to be utilized.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering, and purchasing operations, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, the Company is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of its operations.

17.	INCOME TAXES

An analysis of effective income tax rates for continuing operations is shown below:

	Year Ended September 30,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	1.5	1.4
Foreign income tax expense at different rates and foreign losses without tax benefits	(22.5)	(11.6)	(4.5)
U.S. tax on foreign income	(2.6)	(17.6)	(4.8)
Reserve and valuation allowance adjustments	(8.3)	15.1	(2.8)
Other	1.2	(2.0)	(0.8)

Effective income tax rate	5.5%	20.4%	23.5%

The Company’s base effective income tax rate for continuing operations for fiscal year 2006 declined to 21.0% from 25.7% in fiscal year 2005 and 26.0% in fiscal year 2004, primarily due to continuing global tax planning initiatives, increased income in certain foreign jurisdictions with a rate of tax lower than the U.S. statutory tax rate and decreased income in higher tax jurisdictions. The Company’s effective tax rates were further reduced as a result of the following discrete items:

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Year Ended September 30,
	2006	2005	2004
Federal, state and foreign income tax expense at base effective income tax rate	$239	$258	$278
Restructuring charge	(19)	—	—
Valuation allowance adjustments	(163)	28	—
Uncertain tax positions	(10)	—	(27)
Foreign dividend repatriation	31	—	—
Disposition of a joint venture	(4)	—	—
Change in tax status of foreign subsidiaries	(11)	(81)	—

Provision for income taxes	$63	$205	$251

Restructuring Charge

In the third quarter of fiscal year 2006, the Company recorded a $19 million discrete period tax benefit related to the third quarter 2006 restructuring charge using a blended statutory tax rate of 30.6%.

Valuation Allowance Adjustments

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

In the third quarter of fiscal year 2006, the Company completed an analysis of its German operations and, based on cumulative income over a 36-month period, an assessment of expected future profitability in Germany and finalization of the 2006 Plan, determined that it was more likely than not that the tax benefits of certain operating loss and tax credit carryforwards in Germany would be utilized in the future. As such, the Company reversed $131 million attributable to these operating loss and tax credit carryforwards in the third quarter as a credit to income tax expense, net of remaining valuation allowances at certain German subsidiaries and tax reserve requirements.

Uncertain Tax Positions

The Company’s effective tax rate was reduced in the third quarter of fiscal year 2006 by a $10 million tax benefit related to a favorable tax audit resolution in a foreign jurisdiction. In fiscal year 2004, the Company’s effective tax rate was reduced by a $27 million favorable tax settlement.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.” The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1997 through 2003 are currently under various stages of audit by the Internal Revenue Service and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2006, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Foreign Dividend Repatriation

In October 2004, the President signed the American Jobs Creation Act of 2004 (AJCA). The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations. During the quarter ended March 31, 2006, the Company completed its evaluation of its repatriation plans and $674 million of foreign earnings were repatriated to the U.S. pursuant to the provisions of the AJCA. The increase in income tax liability related to the Company’s AJCA initiatives totaled $42 million. The Company recorded $31 million of net income tax expense in the second quarter of fiscal year 2006, as $11 million had been previously recorded by York prior to it becoming a subsidiary of the Company in accordance with York’s approved repatriation plan.

Other Discrete Period Items

The Company’s effective tax rate was reduced in the first quarter of fiscal year 2006 by a $4 million tax benefit related to a $9 million gain resulting from the disposition of the Company’s interest in a German joint venture.

The Company’s effective tax rate was also reduced in the first quarter of fiscal year 2006 by $11 million due to a change in tax status for subsidiaries in Hungary and the Netherlands. In fiscal year 2005, the tax provision decreased as a result of a $12 million and $69 million tax benefit from a change in tax status of subsidiaries in France and Germany, respectively, partially offset by an increase in the tax valuation allowance of $28 million related to restructuring charges for which no tax benefit was received in certain countries (primarily Germany and the U.K.) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in the country at that time. The changes in tax status in each respective period resulted from a voluntary tax election that produced deemed liquidations for U.S. federal income tax purposes. The Company received these tax benefits in the U.S. for the losses from the decrease in value from the original tax bases of these investments. These elections changed the tax status of the respective subsidiaries from controlled foreign corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for U.S. federal income tax purposes and are thereby reported as discrete period tax benefits in accordance with the provisions of SFAS No. 109.

Discontinued Operations

The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, World Services and its engine electronic business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2006	2005	2004
Current
Federal	$259	$171	$99
State	67	19	9
Foreign	141	40	43

	467	230	151

Deferred
Federal	(5)	34	73
State	(27)	2	9
Foreign	(372)	(61)	18

	(404)	(25)	100

Provision for income taxes	$63	$205	$251

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Consolidated domestic income from continuing operations before income taxes and minority interests for the years ended September 30, 2006, 2005 and 2004 was $754 million, $826 million and $759 million, respectively. Consolidated foreign income from continuing operations before income taxes and minority interests for the years ended September 30, 2006, 2005 and 2004 was $384 million, $177 million and $311 million, respectively.

Income taxes paid for the years ended September 30, 2006, 2005 and 2004 were $156 million, $177 million, and $107 million, respectively.

The Company has not provided additional U.S. income taxes on approximately $960 million of undistributed earnings of consolidated foreign subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2006	2005
Other current assets	$459	$238
Other noncurrent assets	964	259
Other current liabilities	(48)	(46)
Other noncurrent liabilities	(502)	(400)

Net deferred tax asset	$873	$51

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2006	2005
Deferred tax assets
Accrued expenses and reserves	$593	$314
Employee and retiree benefits	149	35
Long-term contracts	10	17
Net operating loss and other carryforwards	819	759
Other	235	39

	1,806	1,164
Valuation allowances	(355)	(573)

	1,451	591

Deferred tax liabilities
Property, plant and equipment	81	134
Joint ventures	8	11
Intangible assets	300	111
Foreign currency translation adjustments	189	284

	578	540

Net deferred tax asset	$873	$51

At September 30, 2006, the Company had available foreign net operating loss carryforwards of approximately $2.0 billion, of which $589 million will expire at various dates between 2007 and 2021, and the remainder have an indefinite carryforward period. The valuation allowance, generally, represents loss carryforwards for which utilization is uncertain because it is unlikely that the losses will be utilized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
18. SEGMENT INFORMATION
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS No. 131, the Company has determined that it has ten reportable segments for financial reporting purposes. Certain operating segments are aggregated or combined based on materiality within building efficiency — rest of world and power solutions in accordance with the standard. The Company’s ten reportable segments are presented in the context of its three primary businesses — building efficiency, automotive experience and power solutions.

Building efficiency

North America Systems designs, produces, markets and installs heating, ventilating, and air conditioning equipment (HVAC) and control systems that monitor, automate and integrate critical building operating equipment and conditions including HVAC, fire-safety and security in commercial buildings and in various industrial applications in North America.
•	North America systems designs, produces, markets and installs mechanical equipment that provides heating and cooling in North American non-residential buildings and industrial applications as well as control systems that integrate the operation of this equipment with other critical building systems.

•	North America service provides technical services including inspection, scheduled maintenance, repair and replacement of mechanical and control systems in North America, as well as the retrofit and service components of performance contracts and other solutions.

•	North America unitary products designs and produces heating and air conditioning solutions for residential and light commercial applications and markets products to the replacement and new construction markets.

•	Workplace solutions provides on-site staff for complete real estate services, facility operation and management to improve the comfort, productivity, energy efficiency and cost effectiveness of building systems around the globe.

•	Europe provides HVAC and refrigeration systems and technical services to the European marketplace.

•	Rest of world provides HVAC and refrigeration systems and technical services to markets in Asia, the Middle East and Latin America.
Automotive experience

Automotive experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover vehicles in North America, Europe and Asia. Automotive experience systems and products include complete seating systems and components; cockpit systems, including instrument clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems.

Power solutions

Power solutions services both automotive original equipment manufacturers and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise.

The accounting policies applicable to the reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Management evaluates the performance of the segments based primarily on operating income, excluding significant restructuring costs and other significant non-recurring gains and losses. Operating revenues and expenses are allocated to business segments in determining segment operating income. Items excluded from the determination of segment operating income include interest income and expense, equity in earnings of partially-owned affiliates, gains and losses from sales of businesses and long-term assets, foreign currency gains and

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
losses, and other miscellaneous income and expense. Unallocated assets are corporate cash and cash equivalents, investments in partially-owned affiliates and other non-operating assets. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2006	2005	2004
Net Sales
Building efficiency
North America Systems	$1,609	$1,158	$1,132
North America Service	1,943	1,186	987
North America Unitary Products	853	—	—
Workplace Solutions	2,046	1,863	1,753
Europe	1,900	899	866
Rest of World	1,894	612	586

	10,245	5,718	5,324
Automotive experience
North America	8,041	8,499	8,237
Europe	8,774	8,935	7,677
Asia	1,459	1,399	1,093

	18,274	18,833	17,007
Power solutions	3,716	2,928	2,272

Net Sales	$32,235	$27,479	$24,603

	Year Ended September 30,
	2006	2005	2004
Operating Income
Building efficiency
North America Systems (1)	$132	$112	$91
North America Service (2)	145	84	52
North America Unitary Products	71	—	—
Workplace Solutions (3)	67	68	59
Europe (4)	(7)	(7)	(6)
Rest of World (5)	128	38	45

	536	295	241

Automotive experience
North America (6)	145	350	504
Europe (7)	383	252	113
Asia (8)	(28)	30	38

	500	632	655

Power solutions (9)	443	349	237

	1,479	1,276	1,133

Restructuring costs	(197)	(210)	(82)
Japanese pension gain	—	—	84

Operating income	$1,282	$1,066	$1,135

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Year Ended September 30,
	2006	2005	2004
Assets
Building efficiency
North America Systems	$1,550	$450	$323
North America Service	1,442	382	325
North America Unitary Products	915	—	—
Workplace Solutions	707	547	654
Europe	1,940	534	421
Rest of World	2,036	559	508

	8,590	2,472	2,231

Automotive experience
North America	3,284	4,050	3,646
Europe	5,224	5,260	5,186
Asia	851	866	751

	9,359	10,176	9,583

Power solutions	2,827	3,000	2,562

Unallocated	1,145	496	382

Total	$21,921	$16,144	$14,758

	Year Ended September 30,
	2006	2005	2004
Depreciation/Amortization
Building efficiency
North America Systems	$15	$3	$3
North America Service	18	13	14
North America Unitary Products	9	—	—
Workplace Solutions	12	8	9
Europe	30	7	11
Rest of World	30	16	16

	114	47	53

Automotive experience
North America	201	207	194
Europe	226	238	235
Asia	29	25	17

	456	470	446

Power solutions	135	122	95

Total	$705	$639	$594

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Year Ended September 30,
	2006	2005	2004
Capital Expenditures
Building efficiency
North America Systems	$6	$7	$4
North America Service	13	5	9
North America Unitary Products	13	—	—
Workplace Solutions	14	14	7
Europe	18	3	4
Rest of World	25	12	9

	89	41	33

Automotive experience
North America	218	267	306
Europe	182	203	355
Asia	25	56	41

	425	526	702

Power solutions	197	97	82

Total	$711	$664	$817

(1)	Building efficiency — North America systems operating income for the years ended September 30, 2005 and 2004 excludes $3 million and $2 million, respectively, of restructuring costs.

(2)	Building efficiency — North America service operating income for the years ended September 30, 2006 and 2004 excludes $1 million and $2 million, respectively, of restructuring costs.

(3)	Building efficiency — Workplace solutions operating income for the years ended September 30, 2006 and 2005 excludes $7 million and $13 million, respectively, of restructuring costs.

(4)	Building efficiency — Europe operating income for the years ended September 30, 2006, 2005 and 2004 excludes $40 million, $8 million and $8 million, respectively, of restructuring costs.

(5)	Building efficiency — Rest of world operating income for the years ended September 30, 2006, 2005 and 2004 excludes $17 million, $27 million and $1 million, respectively, of restructuring costs.

(6)	Automotive experience — North America operating income for the years ended September 30, 2006, 2005 and 2004 excludes $75 million, $12 million and $5 million, respectively, of restructuring costs.

(7)	Automotive experience — Europe operating income for the years ended September 30, 2006, 2005 and 2004 excludes $53 million, $130 million and $51 million, respectively, of restructuring costs.

(8)	Automotive experience — Asia operating income for the year ended September 30, 2006 excludes $1 million of restructuring costs. Automotive experience — Asia operating income for the year ended September 30, 2004 excludes a pension gain of $84 million.

(9)	Power solutions operating income for the years ended September 30, 2006, 2005 and 2004 excludes $3 million, $17 million and $13 million, respectively, of restructuring costs.
In fiscal year 2006, the Company recorded income related to a favorable legal settlement associated with the recovery of previously incurred environmental costs in the power solutions segment ($33 million). The Company also recorded income related to this legal settlement in building efficiency — North America systems ($7 million) and other segments ($6 million), which was offset by other unfavorable commercial and legal settlements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company has significant sales to the automotive industry. The following is a summary of the percentages of net sales from major customers:

	Year ended September 30,
	2006	2005	2004
General Motors Corporation	11%	14%	14%
DaimlerChrysler AG	11%	11%	11%
Ford Motor Company	10%	11%	14%
Approximately 40% of the Company’s 2006 net sales to these customers were in the United States, 43% were European sales and 17% were attributable to sales in other foreign markets. As of September 30, 2006, the Company had accounts receivable totaling approximately $1.4 billion from these customers.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year ended September 30,
	2006	2005	2004
Net Sales
United States	$12,822	$11,000	$10,333
Germany	3,390	3,271	2,680
Other European countries	9,208	8,066	7,119
Other foreign	6,815	5,142	4,471

Total	$32,235	$27,479	$24,603

Long-Lived Assets (Year-end)
United States	$1,563	$1,355	$1,222
Germany	448	640	640
Other European countries	1,044	723	794
Other foreign	913	863	678

Total	$3,968	$3,581	$3,334

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
19.	COMMITMENTS AND CONTINGENCIES

In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal years 2005 and 2006, the Company filed motions for declaratory judgment, in which it seeks a ruling that some of its insurers breached their respective duties to defend, thus waiving defenses against the Company’s environmental claims. The Company is currently in settlement negotiations with certain of the insurance company defendants and, in the third quarter of fiscal year 2006, reached agreement with one of the defendants. The ultimate outcome of claims against the other defendants cannot be determined at this time; however, the Company expects a decision on its motion during fiscal year 2007.

Following allegations in a U.N. Oil-For-Food Inquiry Report that, prior to the Company’s acquisition of York, York had made improper payments to the Iraqi regime, York and the Company jointly undertook to investigate the allegations and offered the companies’ cooperation to the Department of Justice (DOJ) and Securities and Exchange Commission (SEC). After completing the York acquisition, the Company continued the internal inquiry and expanded its scope to include other aspects of York’s Middle East operations, including a review of York’s use of agents, consultants and other third parties, York’s compliance with the Office of Foreign Assets Control licensing requirements, and York’s compliance with other potentially applicable trade laws. The Company has also reviewed certain of York’s sales practices in selected Asian markets. The factual inquiry is now substantially complete and indicates that in a number of instances, York engaged in conduct that may lead to enforcement actions against the Company under applicable U.S. laws, which give authorities the right to pursue administrative, civil and criminal sanctions, including monetary penalties. The Company has been voluntarily disclosing this information and offering continued cooperation with the DOJ and SEC, as well as to other relevant authorities in the U.S. Departments of Treasury, Commerce and Defense. The Company has begun preliminary discussions with the relevant authorities to explore how these matters may be resolved. The Company is in the process of evaluating and implementing various remedial measures with respect to the York operations. Based on our understanding of the scope of the potential violations, a review of the statutory penalty amounts articulated in the relevant statutes, our expectation that mitigating factors will be applied to reduce the amount of the penalties and our review of past settlements made by public companies in similar circumstances, the Company has determined a range of potential exposure and accrued for its best estimate in the York opening balance sheet. The Company expects resolution of this matter in fiscal year 2007.

Prior to the Company’s acquisition of York, York had been named as one of many defendants in lawsuits alleging personal injury to one or more individuals from exposure to asbestos or asbestos-containing products previously manufactured by York or by companies from which York purchased product lines. As of September 30, 2006, the Company has recorded in the York opening balance sheet a liability of $39 million for the estimated loss of known open asbestos-related claims and a receivable of $8 million for estimated recoveries from our insurance carriers. The Company estimates losses based upon York’s historical experience of actual losses incurred. The Company’s estimate of asbestos-related liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, including but not limited to: the variable rate at which new claims are filed; the impact of bankruptcies of other companies currently or historically defending asbestos claims; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; and unknown detail of each individual claim such as the plaintiff’s employment history, severity and type of injury, age, and other key factors. The Company estimates recoveries based upon the terms of the proposed interim cost-sharing arrangement and availability of other insurance and indemnification coverage. Costs related to asbestos-related matters were not material to the Company’s consolidated financial position, results of operations or cash flows for the fiscal year ended September 30, 2006.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company is involved in a number of proceedings relating to environmental matters. At September 30, 2006 and 2005, the Company recorded a liability of approximately $34 million and $28 million, respectively, relating to environmental matters. The decrease in environmental liabilities from the prior year disclosure is primarily due to the adoption of FIN 47 in fiscal year 2006. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities, the Company’s future expenses to remediate the currently identified sites could be considerably higher than the accrued liability. Although it is difficult to estimate the liability of the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its capital expenditures, consolidated net income or competitive position. Costs related to such matters were not material to the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

The Company is also involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

The Company has entered into supply contracts with certain vendors that include minimum volume requirements which, if not met, could subject the Company to potential liabilities. As of September 30, 2006, there were no known volume shortfalls that would materially impact the Company’s consolidated financial position, results of operations or cash flows.

A significant portion of the Company’s sales are to customers in the automotive industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations. In addition, a downturn in the North America automotive market may also impact certain vendors’ financial solvency, including the ability to meet restrictive debt covenants, resulting in potential liabilities or additional costs to the Company to ensure uninterrupted supply to its customers.

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2006	2005	2004

Accounts Receivable — Allowance for Doubtful Accounts
Balance at beginning of period	$47	$47	$48
Provision charged to costs and expenses	30	25	24
Reserve adjustments	(14)	(10)	(11)
Accounts charged off	(17)	(17)	(18)
Acquisition of businesses	35	1	2
Currency translation	(1)	—	3
Other	—	1	(1)

Balance at end of period	$80	$47	$47

Deferred Tax Assets — Valuation Allowance
Balance at beginning of period	$573	$572	$472
Allowance established for new operating and other loss carryforwards	26	96	113
Acquisition of businesses	60	—	—
Allowance reversed for loss carryforwards utilized and other adjustments	(304)	(95)	(13)

Balance at end of period	$355	$573	$572

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company concluded that it maintained effective internal controls over financial reporting as of September 30, 2006 based on criteria in Internal Control — Integrated Framework issued by the COSO.
Management’s assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B OTHER INFORMATION
On December 5, 2006, the Company entered into an amended and restated Credit Agreement, dated that day, among the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Credit Agreement). The Credit Agreement replaced the Company’s existing $1.6 billion five-year revolving credit facility that was scheduled to expire on October 5, 2010. There were no amounts outstanding under the facility on the date of its termination, and the Company did not incur any early termination penalties. The Company intends to use the revolving credit facility to provide a liquidity backstop for the Company’s commercial paper. The facility is available for general corporate purposes.
The Credit Agreement provides for a revolving credit facility that matures in December 2011. The initial maximum aggregate amount of availability under the revolving credit facility is $2.0 billion, of which the entire amount is currently undrawn and available. The Credit Agreement expressly contemplates that the Company may seek to increase the maximum aggregate amount of availability under the revolving credit facility by $500 million. An increase is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.
The description of the Credit Agreement set forth above is qualified by reference to the Credit Agreement filed herewith as Exhibit 4.E and incorporated herein by reference.

PART III
The information required by Part III, Items 10, 11, 12 and 14, is incorporated herein by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders (fiscal year 2006 Proxy Statement), dated and to be filed with the SEC on December 6, 2006, as follows:
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference to sections entitled “Proposal One: Election of Directors,” “Board Information,” “Board Compensation,” “Beneficial Ownership Reporting Compliance,” “Q: Where can I find Corporate Governance materials for Johnson Controls?” and “Audit Committee Report” of the fiscal year 2006 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.
ITEM 11 EXECUTIVE COMPENSATION
Incorporated by reference to sections entitled “Executive Compensation,” “Compensation Committee Report,” “Performance Graph,” “Board Information” and “Employment Agreements” of the fiscal year 2006 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to sections entitled “Johnson Controls Share Ownership” and “Equity Compensation Plan Information” (located in the body of Proposal Three) of the fiscal year 2006 Proxy Statement.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section entitled “Relationship with Independent Auditors” of the fiscal year 2006 Proxy Statement.

PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in
Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	44

Consolidated Statements of Income for the years ended September 30, 2006, 2005 and 2004	46

Consolidated Statements of Financial Position at September 30, 2006 and 2005	47

Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004	48

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2006, 2005 and 2004	49

Notes to Consolidated Financial Statements — September 30, 2006	50

(2) Financial Statement Schedule

For the years ended September 30, 2006, 2005 and 2004:

Schedule II — Valuation and Qualifying Accounts	88

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 93 through 95 filed herewith.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS, INC.
By /s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

Date: December 5, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 5, 2006, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ John M. Barth	/s/ Stephen A. Roell

John M. Barth	Stephen A. Roell
Chief Executive Officer	Vice Chairman and
and Director (Chairman)	Executive Vice President

/s/ R. Bruce McDonald	/s/ Jeffrey G. Augustin

R. Bruce McDonald	Jeffrey G. Augustin
Executive Vice President and	Vice President and Corporate
Chief Financial Officer	Controller (Principal Accounting Officer)

/s/ Dennis W. Archer	/s/ Robert L. Barnett

Dennis W. Archer	Robert L. Barnett
Director	Director

/s/ Natalie A. Black	/s/ Paul A. Brunner

Natalie A. Black	Paul A. Brunner
Director	Director

/s/ Robert A. Cornog	/s/ Jeffrey A. Joerres

Robert A. Cornog	Jeffrey A. Joerres
Director	Director

/s/ William H. Lacy	/s/ Southwood J. Morcott

William H. Lacy	Southwood J. Morcott
Director	Director

/s/ Eugenio Clariond Reyes-Ratana	/s/ Richard F. Teerlink

Eugenio Clariond Reyes-Ratana	Richard F. Teerlink
Director	Director

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title
3.(i)	Composite of Restated Articles of Incorporation of Johnson Controls, Inc., as amended through December 12, 2003 (incorporated by reference to Exhibit 3.(ii) to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (Commission File No. 1-5097).

3.(ii)	By-laws of Johnson Controls, Inc., as amended November 15, 2006 (incorporated by reference to Exhibit 3 to Johnson Controls, Inc. Current Report on Form 8-K dated November 17, 2006) (Commission File No. 1-5097).

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991) (Commission File No. 1-5097).

4.D	Indenture for debt securities dated January 17, 2006 between Johnson Controls, Inc. and The Bank of New York, as successor trustee to JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Registration Statement on Form S-3ASR [Reg. No. 333-130714]).

4.E	Amended and restated Credit Agreement, dated December 5, 2006, among Johnson Controls, Inc., the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, filed herewith.

10.A	Johnson Controls, Inc. 1992 Stock Option Plan, as amended on September 16, 2006, filed herewith.**

10.B	Johnson Controls, Inc. Common Stock Purchase Plan for Executives as amended November 17, 2004 and effective December 1, 2004 (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2004) (Commission File No. 1-5097).**

10.D	Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors as amended on November 15, 2006, filed herewith.**

10.H	Johnson Controls, Inc. Executive Survivor Benefits Plan amended through October 1, 2001 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001) (Commission File No. 1-5097).**

10.K	Form of employment agreement effective May 23, 2005, between Johnson Controls, Inc. and all elected officers (incorporated by reference to Exhibit 99 to Johnson Controls, Inc. Current Report on Form 8-K dated May 23, 2005) (Commission File No. 1-5097).**

10.L	Form of indemnity agreement effective September 21, 2005, between Johnson Controls, Inc. and each of the directors and elected officers (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated September 21, 2005) (Commission File No. 1-5097). **

10.M	Johnson Controls, Inc. Director Share Unit Plan, as amended on November 15, 2006, filed herewith.**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title
10.N	Johnson Controls, Inc. 2000 Stock Option Plan, as last amended on September 16, 2006, filed herewith.**

10.O	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended through October 1, 2001, as in use through March 20, 2006 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated November 17, 2004) (Commission File No. 1-5097).**

10.P	Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended March 21, 2006 (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006) (Commission File No. 1-5097).**

10.Q	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective October 1, 2003, as in use through January 2004 (incorporated by reference to Exhibit 10.Q to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2005) (Commission File No. 1-5097).**

10.R	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended March 21, 2006, as approved for use for future grants, filed herewith.**

10.S	Johnson Controls, Inc. Executive Deferred Compensation Plan, as amended on November 14, 2006, filed herewith.**

10.T	Johnson Controls, Inc. 2003 Stock Plan for Outside Directors, as amended and restated effective October 1, 2006, filed herewith.**

10.U	Letter agreement as accepted by the Company on November 6, 2006 between Johnson Controls, Inc. and Giovanni Fiori relating to Mr. Fiori’s retirement date, filed herewith, in accordance with the terms of the letter agreement dated November 29, 2004 amending Giovanni Fiori’s Executive Employment Agreement (incorporated by reference to Exhibit 10.S to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2005), relating to the letter agreement dated November 21, 2002 amending Giovanni Fiori’s Executive Employment Agreement (incorporated by reference to Exhibit 10.R to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003), and to the Johnson Controls, Inc. Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001) (Commission File No. 1-5097).**

10.V	Agreement and Plan of Merger between Johnson Controls, Inc., YJC Acquisition Corp., and York International Corp. effective August 24, 2005 (incorporated by reference to Exhibit 2 to Johnson Controls, Inc. Current Report on Form 8-K/A dated August 24, 2005) (Commission File No. 1-5097).

10.Y	Johnson Controls, Inc. Annual and Long-Term Incentive Performance Plan, effective October 1, 2005 (incorporated by reference to Appendix A of the Definitive Proxy Statement of Johnson Controls, Inc. filed on Schedule 14A on December 12, 2005) (Commission File No. 1-5097).**

10.Z	Johnson Controls, Inc. Retirement Restoration Plan, approved on September 16, 2006, filed herewith.**

10.AA	Summary of Non-Employee Director Compensation approved on November 15, 2006, filed herewith.**

10.BB	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, for grants made on January 3, 2006, filed herewith.**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title
10.CC	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended September 16, 2006, as approved for use for future grants, filed herewith.**

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm dated December 1, 2006, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls, Inc. and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

**	Denotes a management contract or compensatory plan.