Form 10-Q
period 2006-12-31
JOHNSON CONTROLS INC
filed 2007-02-05
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-5097

JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0380010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2006

Common Stock: $0.04 1/6 par value per share	196,495,494

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions, unaudited)

	December 31,	September 30,	December 31,
	2006	2006	2005
Assets
Cash and cash equivalents	$252	$293	$168
Accounts receivable — net	5,648	5,697	5,691
Inventories	1,784	1,731	1,579
Other current assets	1,599	1,543	1,496

Current assets	9,283	9,264	8,934

Property, plant and equipment — net	4,030	3,968	3,971
Goodwill	6,000	5,910	5,641
Other intangible assets — net	795	799	772
Investments in partially-owned affiliates	569	463	437
Other noncurrent assets	1,519	1,517	1,393

Total assets	$22,196	$21,921	$21,148

Liabilities and Shareholders’ Equity
Short-term debt	$617	$209	$721
Current portion of long-term debt	17	368	604
Accounts payable	3,969	4,216	4,096
Accrued compensation and benefits	808	919	893
Accrued income taxes	192	229	138
Other current liabilities	2,433	2,205	2,269

Current liabilities	8,036	8,146	8,721

Commitments and contingencies (Note 16)

Long-term debt	4,255	4,166	4,002
Postretirement health and other benefits	337	349	266
Minority interests in equity of subsidiaries	131	129	168
Other noncurrent liabilities	1,859	1,776	1,847
Shareholders’ equity	7,578	7,355	6,144

Total liabilities and shareholders’ equity	$22,196	$21,921	$21,148

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months
	Ended December 31,
		Revised
	2006	2005
Net sales
Products and systems*	$6,703	$6,642
Services*	1,507	886

	8,210	7,528

Cost of sales
Products and systems	5,910	5,940
Services	1,226	666

	7,136	6,606

Gross profit	1,074	922

Selling, general and administrative expenses	(803)	(681)
Net financing charges	(69)	(47)
Equity income	29	24

Income from continuing operations before income taxes and minority interests	231	218

Provision for income taxes	53	38
Minority interests in net earnings of subsidiaries	10	13

Income from continuing operations	168	167

Loss from discontinued operations, net of income taxes	(6)	(2)

Net income	$162	$165

Earnings per share from continuing operations
Basic	$0.86	$0.87

Diluted	$0.85	$0.86

Earnings per share
Basic	$0.83	$0.86

Diluted	$0.82	$0.85

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and facility management services.
The accompanying notes are an integral part of these financial statements.

Johnson Controls , Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months
	Ended December 31,
		Revised
	2006	2005
Operating Activities
Net income	$162	$165

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	174	157
Amortization of intangibles	12	8
Equity in earnings of partially-owned affiliates, net of dividends received	(17)	8
Minority interests in net earnings of subsidiaries	10	13
Deferred income taxes	5	3
Other	13	3
Changes in working capital, excluding acquisitions and divestitures of businesses
Accounts receivable	149	(49)
Inventories	(47)	12
Other current assets	(1)	(4)
Restructuring reserves	(33)	(27)
Accounts payable and accrued liabilities	(269)	(381)
Accrued income taxes	(6)	106

Cash provided by operating activities	152	14

Investing Activities
Capital expenditures	(230)	(69)
Sale of property, plant and equipment	8	6
Acquisition of businesses, net of cash acquired	—	(2,564)
Settlement of cross-currency interest rate swaps	(57)	66
Changes in long-term investments	1	20

Cash used by investing activities	(278)	(2,541)

Financing Activities
Increase in short-term debt — net	322	15
Increase in long-term debt	105	2,526
Repayment of long-term debt	(366)	(75)
Payment of cash dividends	(4)	(4)
Other	28	62

Cash provided by financing activities	85	2,524

Decrease in cash and cash equivalents	$(41)	$(3)

The accompanying notes are an integral part of these financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2006
(unaudited)
1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2006. The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of results for the Company’s 2007 fiscal year because of seasonal and other factors.

Certain prior period amounts have been revised to conform to the current year’s presentation. Specifically, the Company has revised its consolidated statement of income for the three months ended December 31, 2005 to reclassify certain amounts previously reported within miscellaneous-net to cost of sales, selling, general and administrative expenses and net financing charges. The Company has also revised its condensed consolidated statement of cash flows for the three months ended December 31, 2005 to combine cash flows from discontinued operations with cash flows from continuing operations. The Company had previously separated these amounts from continuing operations and reported them as cash used by discontinued operations. The Company has also revised its prior period segment reporting, which was revised in the second quarter of fiscal year 2006 to reflect the acquisition of York International Corporation (York).

2.	New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the fiscal year 2007 year-end balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end. The Company is assessing the potential impact that the adoption of SFAS No. 158 will have on its consolidated financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal year 2008. The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial condition or results of operations.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning October 1, 2007. The Company is

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
assessing the potential impact that the adoption of FIN 48 will have on its previously established tax reserves, consolidated financial condition or results of operations.

3.	Acquisition of Business

On December 9, 2005, the Company completed its acquisition of York. The Company paid $56.50 for each outstanding share of York common stock. The total cost of the acquisition, excluding cash acquired, was approximately $3.1 billion, including the assumption of $563 million of debt, change in control payments and direct costs of the transaction. The Company initially financed the acquisition by issuing unsecured commercial paper, which was refinanced with long-term debt on January 17, 2006. York’s results of operations have been included in the Company’s condensed consolidated financial statements since the date of acquisition.

The acquisition of York enabled the Company to become a single source supplier of integrated products and services for building owners to optimize comfort and energy efficiency. The acquisition enhanced the Company’s heating, ventilating, and air conditioning equipment (HVAC), controls, fire and security capabilities and positions the Company in a strategic leadership position in the global building environment industry which the Company believes offers significant growth potential.

During the first quarter of fiscal year 2007, the Company completed its York purchase price allocation. The adjustments were primarily related to the finalization of the restructuring plans, fixed asset valuations and other immaterial adjustments.

The following table summarizes the fair values of the York assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets, net of cash acquired	$1,919
Property, plant and equipment	390
Goodwill	2,075
Other intangible assets	507
Other noncurrent assets	381

Total assets	5,272

Current liabilities	1,379
Noncurrent liabilities	1,360

Total liabilities	2,739

Net assets acquired	$2,533

In conjunction with the York acquisition, the Company recorded goodwill of approximately $2.1 billion, none of which is tax deductible, with allocation to the building efficiency business reporting segments as follows: $427 million to North America Systems; $602 million to North America Service; $480 million to North America Unitary Products; $149 million to Europe; and $417 million to Rest of World. In addition, intangible assets subject to amortization were valued at $251 million with useful lives between 1.5 and 30 years, of which $199 million was assigned to customer relationships with useful lives between 20 and 30 years. Intangible assets not subject to amortization, primarily trademarks, were valued at $256 million.

The Company has recorded restructuring reserves of approximately $161 million related to the York acquisition, including workforce reductions of approximately 3,150 building efficiency employees (850 for North America Systems, 300 for North America Service, 60 for North America Unitary Products, 1,150 for Europe and 790 for Rest of World), the closure of three manufacturing plants (two in North America Systems and one in Rest of World), the merging of other plants and branch offices with existing Company facilities and contract terminations. These restructuring activities were recorded as costs of the acquisition

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
and were provided for in accordance with FASB Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipates that the restructuring actions will be completed by the end of fiscal year 2007.

The following table summarizes the changes in the Company’s York restructuring reserves, included within other current liabilities in the condensed consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination
	Benefits	Other	Total
Balance at September 30, 2006	$50	$49	$99
Adjustments	(3)	6	3
Utilized — Cash	(6)	(4)	(10)

Balance at December 31, 2006	$41	$51	$92

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

4.	Discontinued Operations

In December 2005, the Company acquired York’s Bristol Compressor business as part of its acquisition of York (see Note 3) and engaged a firm to actively market the business. The Bristol Compressor business included Scroll Technologies, Inc., an unconsolidated joint venture with Carrier Corporation that was divested in September 2006. The Company continues to market the remainder of the Bristol Compressor business.

The following summarizes the net sales and loss before income taxes and minority interests of the discontinued operations for the three months ended December 31, 2006 and 2005 (in millions):

	Three Months
	Ended December 31,
	2006	2005
Net sales	$21	$19
Loss before income taxes and minority interests	(9)	(3)
Loss per share from discontinued operations
Basic	$(0.03)	$(0.01)

Diluted	$(0.03)	$(0.01)

The condensed consolidated statements of financial position at December 31, 2006, September 30, 2006, and December 31, 2005 include assets of discontinued operations of $101 million, $84 million, and $139 million, respectively, within other current assets, which consisted of accounts receivable – net ($14 million, $27 million, $40 million), inventories ($64 million, $44 million, $37 million), other current assets ($17 million, $7 million, $9 million) and property, plant and equipment – net ($6 million, $6 million, $53 million). Liabilities of discontinued operations at December 31, 2006, September 30, 2006, and December 31, 2005 within other current liabilities totaled $39 million, $39 million, and $38 million, respectively, which consisted of accounts payable ($22 million, $26 million, $24 million) and other current liabilities ($17 million, $13 million, $14 million).

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.	Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $484 million, $455 million and $355 million at December 31, 2006, September 30, 2006, and December 31, 2005, respectively. Amounts included within other current liabilities were $422 million, $314 million and $265 million at December 31, 2006, September 30, 2006, and December 31, 2005, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

	December 31,	September 30,	December 31,
	2006	2006	2005
Raw materials and supplies	$747	$655	$651
Work - in - process	257	294	260
Finished goods	832	834	716

FIFO inventories	1,836	1,783	1,627
LIFO reserve	(52)	(52)	(48)

Inventories	$1,784	$1,731	$1,579

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the nine month period ended September 30, 2006 and the three month period ended December 31, 2006 were as follows (in millions):

			Currency
	December 31,	Business	Translation and	September 30,
	2005	Acquisitions	Other	2006
Building efficiency
North America Systems	$444	$53	$(1)	$496
North America Service	585	31	(1)	615
North America Unitary Products	448	25	—	473
Global Workplace Solutions	184	—	(18)	166
Europe	342	7	21	370
Rest of World	469	13	5	487
Automotive experience
North America	1,175	—	1	1,176
Europe	988	6	72	1,066
Asia	187	7	6	200
Power solutions	819	2	40	861

Total	$5,641	$144	$125	$5,910

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Currency
	September 30,	Translation and	December 31,
	2006	Other	2006
Building efficiency
North America Systems	$496	$6	$502
North America Service	615	5	620
North America Unitary Products	473	7	480
Global Workplace Solutions	166	3	169
Europe	370	15	385
Rest of World	487	12	499
Automotive experience
North America	1,176	4	1,180
Europe	1,066	36	1,102
Asia	200	(7)	193
Power solutions	861	9	870

Total	$5,910	$90	$6,000

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	December 31, 2006			September 30, 2006			December 31, 2005
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$298	$(128)	$170	$300	$(126)	$174	$261	$(106)	$155
Unpatented technology	33	(10)	23	31	(9)	22	32	(7)	25
Customer relationships	311	(19)	292	304	(15)	289	274	(10)	264
Miscellaneous	32	(23)	9	33	(20)	13	31	(9)	22

Total amortized intangible assets	674	(180)	494	668	(170)	498	598	(132)	466
Unamortized intangible assets
Trademarks	295	—	295	295	—	295	299	—	299
Pension asset	6	—	6	6	—	6	7	—	7

Total unamortized intangible assets	301	—	301	301	—	301	306	—	306

Total intangible assets	$975	$(180)	$795	$969	$(170)	$799	$904	$(132)	$772

Amortization of other intangible assets for the three month periods ended December 31, 2006 and 2005 was $12 million and $8 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $36 million per year over the next five years.

8.	Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
warranty costs could exceed those estimates. The Company’s product warranty liability is included in other current liabilities in the condensed consolidated statement of financial position.

The change in the carrying amount of the Company’s total product warranty liability for the three months ended December 31, 2006 was as follows (in millions):

Balance as of September 30, 2006	$189

Accruals for warranties issued during the period	35
Accruals related to pre-existing warranties (including changes in estimates)	1
Settlements made (in cash or in kind) during the period	(39)
Currency translation	1

Balance as of December 31, 2006	$187

9.	Restructuring Costs

As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal year 2006 and recorded a $197 million restructuring charge in that quarter. During the fourth quarter of fiscal year 2006, the Company increased its 2006 Plan restructuring charge by $8 million for additional employee severance and termination benefits. The 2006 Plan, which primarily includes workforce reductions and plant consolidations in the automotive experience and building efficiency businesses, is expected to be substantially completed by the end of the third quarter of fiscal year 2007. The automotive experience business related restructuring is focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business mostly relate to Europe where the Company has launched a systems redesign initiative. The Company expects to incur other related and ancillary costs associated with some of these restructuring activities in future periods. These costs are not expected to be material and will be expensed as incurred.

The 2006 Plan includes workforce reductions of approximately 5,000 employees (2,500 for automotive experience – North America, 1,400 for automotive experience – Europe, 200 for building efficiency – North America, 600 for building efficiency – Europe, 280 for building efficiency – Rest of World and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits will be paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of December 31, 2006, approximately 1,700 employees have been separated from the Company. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience – North America, 3 in automotive experience – Europe, 1 in building efficiency – Europe and 1 in building efficiency – Rest of World). The restructuring charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the changes in the Company’s 2006 Plan reserve, included within other current liabilities in the condensed consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2006	$125	$12	$1	$138
Utilized — Cash	(18)	(1)	—	(19)
Utilized — Noncash	—	—	(1)	(1)

Balance at December 31, 2006	$107	$11	$—	$118

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

In the second quarter of fiscal year 2005, the Company committed to a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge in that quarter. During the fourth quarter of fiscal year 2006, the Company reversed $6 million of restructuring reserves that were not expected to be utilized. This restructuring charge included workforce reductions of approximately 3,900 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of December 31, 2006, approximately 2,900 employees have separated from the Company pursuant to the 2005 Plan. In addition, the 2005 Plan included 12 plant closures. The charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis. The closures/restructuring activities are primarily concentrated in Europe and North America.

The following table summarizes the 2005 Plan reserve, included within other current liabilities in the condensed consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2006	$33	$2	$(4)	$31
Utilized — Cash	(4)	—	—	(4)
Utilized — Noncash	—	—	(1)	(1)

Balance at December 31, 2006	$29	$2	$(5)	$26

Included within the “other” category were exit costs related to terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs. The majority of the restructuring activities under the 2005 Plan are expected to be completed by June 2007.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
operations, the Company is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of its operations.

10.	Research and Development

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $141 million and $127 million for the three months ended December 31, 2006 and 2005, respectively, net of customer reimbursements of $50 million and $91 million for the three months ended December 31, 2006 and 2005, respectively.

11.	Income Taxes

The more significant discrete period items affecting the Company’s income tax provision from continuing operations are as follows (in millions):

	Three Months
	Ended December 31,
	2006	2005
Federal, state and foreign income tax expense	$53	$53
Disposition of a joint venture	—	(4)
Change in tax status of foreign subsidiaries	—	(11)

Provision for income taxes	$53	$38

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. The Company’s base effective tax rate for continuing operations decreased slightly to 23.0% from 24.3% in the period ended December 31, 2005, primarily due to global tax planning initiatives.

Uncertain Tax Positions

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.” The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1997 through 2003 are currently under various stages of audit by the Internal Revenue Service and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2006, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the condensed consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other Discrete Period Items

For the three months ended December 31, 2005, the Company’s effective tax rate included an $11 million tax benefit realized by a change in tax status of subsidiaries in Hungary and in the Netherlands and a $4 million non-recurring tax benefit related to a $9 million gain resulting from the disposition of the Company’s interest in a German joint venture. There were no discrete period items in the three months ended December 31, 2006.

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

Valuation Allowance

The Company reviews its valuation allowance on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At December 31, 2006, the Company had a valuation allowance primarily related to net operating and other loss carryforwards, mainly in Germany, Italy, the Netherlands and the U.S., for which sustainable taxable income has not been demonstrated or future capital gains are uncertain at this time.

Discontinued Operations

The Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors. This effective tax rate approximates the local statutory rate adjusted for permanent differences.

12.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106” (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Pension Plans
	U.S. Plans		Non-U.S. Plans
	Three Months		Three Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Service cost	$19	$21	$9	$9
Interest cost	32	26	15	10
Expected return on plan assets	(38)	(34)	(13)	(8)
Amortization of transition obligation	(1)	(1)	—	—
Amortization of net actuarial loss	3	9	2	2
Amortization of prior service cost	1	1	—	—
Curtailment loss	—	2	—	—

Net periodic benefit cost	$16	$24	$13	$13

	Postretirement Health
	and Other Benefits
	Three Months
	Ended December 31,
	2006	2005
Service cost	$1	$2
Interest cost	5	4
Amortization of net actuarial loss	—	1
Amortization of prior service cost	(1)	(2)

Net periodic benefit cost	$5	$5

13.	Earnings Per Share

The following table reconciles the denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months
	Ended December 31,
	2006	2005
Weighted Average Shares Outstanding
Basic weighted average shares outstanding	195.9	193.2
Effect of dilutive securities:
Stock options	2.3	2.2

Diluted weighted average shares outstanding	198.2	195.4

Antidilutive Securities
Options to purchase common shares	0.1	0.1

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.	Comprehensive Income

A summary of comprehensive income is shown below (in millions):

	Three Months
	Ended December 31,
	2006	2005
Net income	$162	$165
Realized and unrealized gains/losses on derivatives	(18)	9
Foreign currency translation adjustments	107	(99)

Other comprehensive income (loss)	89	(90)

Comprehensive income	$251	$75

The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure or commodity price exposure, primarily using foreign currency exchange contracts and commodity contracts, respectively. These instruments are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 and are recorded in the condensed consolidated statement of financial position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as unrealized gains/losses on derivatives, a component of other comprehensive income, and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates or commodity price changes.

The favorable foreign currency translation adjustments (CTA) for the three months ended December 31, 2006 were primarily due to the 9% increase in the euro verses the U.S. dollar as compared with a 9% decrease verses the U.S. dollar for the same period a year ago.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income (loss) account until realized. A net loss of approximately $26 million and a net gain of approximately $10 million were recorded for the three month periods ending December 31, 2006 and 2005, respectively.

15.	Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS No. 131, the Company has determined that it has ten reportable segments for financial reporting purposes. Certain operating segments are aggregated or combined based on materiality within building efficiency — rest of world and power solutions in accordance with the standard. The Company’s ten reportable segments are presented in the context of its three primary businesses – building efficiency, automotive experience and power solutions.

Building efficiency

North America Systems designs, produces, markets and installs mechanical equipment that provides heating and cooling in North American non-residential buildings and industrial applications as well as control systems that integrate the operation of this equipment with other critical building systems.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Global Workplace Solutions provides on-site staff for complete real estate services, facility operation and management to improve the comfort, productivity, energy efficiency and cost effectiveness of building systems around the globe.

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

Beginning in fiscal year 2007, Company management, including the chief operating decision maker, adjusted their measurement of business unit performance, changing from operating income to segment income, which represents income from continuing operations before income taxes and minority interests excluding net financing charges. The primary reason for the modification was to reflect equity income in earnings for each business operation given its growing significance to the Company’s global business strategies. Segment income will continue to exclude restructuring costs and certain significant gains and losses. The amounts for the three month period ended December 31, 2005, have been revised to conform to the current year presentation. Financial information relating to the Company’s reportable segments is as follows (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Net Sales		Segment Income
	Three Months		Three Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Building efficiency
North America Systems	$444	$312	$32	$20
North America Service	471	341	10	6
North America Unitary Products	205	71	8	(1)
Global Workplace Solutions	646	456	17	14
Europe	612	333	19	(8)
Rest of World	544	295	37	10

	2,922	1,808	123	41

Automotive experience
North America	1,736	2,176	(52)	41
Europe	2,108	2,187	80	68
Asia	376	382	7	3

	4,220	4,745	35	112

Power solutions	1,068	975	142	112

Total net sales/segment income	$8,210	$7,528	$300	$265

Net financing charges			69	47

Income from continuing operations before income taxes and minority interests			$231	$218

16.	Commitments and Contingencies

As previously reported, following allegations in a U.N. Oil-For-Food Inquiry Report that, prior to the Company’s acquisition of York, York had made improper payments to the Iraqi regime, York and the Company jointly undertook to investigate the allegations and offered the companies’ cooperation to the Department of Justice (DOJ) and the SEC. After completing the York acquisition, the Company continued the internal inquiry and expanded its scope to include other aspects of York’s Middle East operations, including a review of York’s use of agents, consultants and other third parties, York’s compliance with the Office of Foreign Assets Control licensing requirements, and York’s compliance with other potentially applicable trade laws. The Company has also reviewed certain of York’s sales practices in selected Asian markets. The factual inquiry is now substantially complete and indicates that, in a number of instances, York engaged in conduct that may lead to enforcement actions against the Company under applicable U.S. laws, which give authorities the right to pursue administrative, civil and criminal sanctions, including monetary penalties. The Company has been voluntarily disclosing this information and offering continued cooperation with the DOJ and SEC, as well as to other relevant authorities in the U.S. Departments of Treasury, Commerce and Defense. The Company has begun discussions with the relevant authorities to explore how these matters may be resolved. The Company is in the process of evaluating and implementing various remedial measures with respect to York operations.

In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal years 2005 and 2006, the Company filed motions for declaratory judgment, in which it sought a ruling that some of its insurers breached their respective duties to defend, thus waiving defenses against the Company’s environmental claims. The Company is currently in settlement negotiations with certain of the insurance company defendants. In the third quarter of fiscal year 2006, it reached agreement with one of the defendants and in the first quarter of fiscal year 2007, an additional two defendants. The ultimate outcome of claims against the other defendants cannot be determined at this time; however, the Company expects a decision on its motions for declaratory judgment during fiscal year 2007.

The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company has entered into supply contracts with certain vendors that include minimum volume requirements which, if not met, could subject the Company to potential liabilities. At the end of the first quarter of fiscal year 2007, there were no known volume shortfalls for which the Company was contractually obligated. These supply contracts include cancellation penalties in the event that either party elects to terminate the agreement prior to its expiration. Such penalties, if incurred, could be material to the Company’s consolidated financial condition, results of operations or cash flows.

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
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income for each of the three-month periods ended December 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006; and in our report dated December 1, 2006, we expressed unqualified opinions thereon. An explanatory paragraph was included in our report for the adoption of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2006, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Milwaukee, Wisconsin
February 5, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to Johnson Controls, Inc. and its consolidated subsidiaries.
The Company has made forward-looking statements in this document pertaining to its financial results for fiscal year 2007 that are based on preliminary data and are subject to risks and uncertainties. The Company believes these to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements. Forward looking statements include information concerning possible or assumed future risks and may include words such as “outlook,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “believes,” “should,” “projects,” “forecasts” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. For those statements, the Company cautions that numerous important factors, such as those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, which was filed with the U.S. Securities and Exchange Commission (SEC) on December 5, 2006, could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.
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
In December 2005, the Company acquired York International Corporation (York), a leading global provider of heating, ventilating, and air conditioning (HVAC) equipment and services. The results of York’s operations are included in the Company’s consolidated financial statements from the date of acquisition.
The following information should be read in conjunction with the September 30, 2006 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2006 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended December 31, 2006 compared to the three months ended December 31, 2005.
Summary

	Three Months Ended
	December 31,
(In millions)	2006	2005	Change
Net sales	$8,210	$7,528	9%

Income from continuing operations before income taxes and minority interests	231	218	6%
•	The increase in consolidated net sales was primarily due to the impact of the York acquisition and the favorable effects of foreign currency translation (approximately $350 million), partially offset by lower sales in the automotive experience business ($525 million) reflecting the weaker North American and European automotive markets.
•	The increase in income from continuing operations before income taxes and minority interests was primarily due to higher volume and margin expansion from building efficiency and power solutions, improved margins resulting from operational efficiencies and the benefits of cost reduction programs in automotive experience Europe and Asia, and the prior period including approximately $45 million of York acquisition adjustments, mainly the amortization of the write-up of inventory and other direct integration related costs, partially offset by lower volume, unfavorable vehicle platform sales mix and higher launch costs in automotive experience North America ($109 million) and higher net financing charges resulting from the December 2005 acquisition of York.
Segment Analysis
Management historically evaluated the performance of its operating segments based primarily on operating income excluding restructuring costs and significant gains and losses. The Company’s consolidated operating income also excluded interest income and expense, equity in earnings of partially-owned affiliates, gains and losses from sales of businesses, certain foreign currency gains and losses, and certain miscellaneous revenues and expenses. The Company has revised its prior period segment reporting to conform to the current year’s presentation, which was revised in the second quarter of fiscal year 2006 to reflect the acquisition of York.
Beginning in fiscal year 2007, Company management, including the chief operating decision maker, adjusted their measurement of business unit performance, changing from operating income to segment income, which represents income from continuing operations before income taxes and minority interests excluding net financing charges. The primary reason for the modification was to reflect equity income in earnings for each business operation given its growing significance to the Company’s global business strategies. Segment income will continue to exclude restructuring costs and certain significant gains and losses.
Building Efficiency

	Net Sales			Segment Income
	Three Months			Three Months
	Ended December 31,			Ended December 31,
(In millions)	2006	2005	Change	2006	2005	Change
North America Systems	$444	$312	42%	$32	$20	60%
North America Service	471	341	38%	10	6	67%
North America Unitary Products	205	71	189%	8	(1)	*
Global Workplace Solutions	646	456	42%	17	14	21%
Europe	612	333	84%	19	(8)	*
Rest of World	544	295	84%	37	10	270%

	$2,922	$1,808	62%	$123	$41	200%

*	Measure not meaningful.
Net Sales:
•	The increase in net sales for North America Systems, North America Service, Europe and Rest of World was primarily due to the impact of the York acquisition and strength in the North American and European non-residential markets. Net sales in Europe were also favorably impacted by foreign currency translation (approximately $65 million).

•	The Company did not operate in the North American Unitary Products market prior to the York acquisition. If York had been acquired at the beginning of fiscal year 2006, net sales for the segment would have only decreased slightly despite the significant decline in new home construction, reflecting the segment’s increased market share and pricing.
•	The increase in net sales for Global Workplace Solutions primarily reflects new and expanded contracts in Europe and North America and the favorable impact of foreign currency translation (approximately $25 million).
Segment Income:
•	The increase in segment income for North America Systems was primarily due to cost improvements resulting from operational efficiencies associated with the Company’s branch office redesign initiative and higher sales volumes, partially offset by unfavorable commodity costs, primarily copper.

•	The increase in segment income for North American Service, North America Unitary Products, Europe and Rest of World was primarily due the inclusion of two additional months of segment income related to the York acquisition, the realization of synergies associated with the acquisition, and operational efficiencies from the branch office redesign efforts implemented in Europe in the prior year.

•	The increase in segment income for Global Workplace Solutions was primarily due to new and expanded contracts in North America and Europe, partially offset by slightly higher selling, general and administrative (SG&A) expenses to support the expanded business.

•	The prior period also included $45 million of non-recurring York acquisition adjustments including $31 million of inventory related charges which reduced segment income when the acquired inventories were sold ($4 million for North America Systems, $4 million for North America Service, $6 million for North America Unitary Products, $10 million for Europe and $7 million for Rest of World).
Automotive Experience

	Net Sales			Segment Income
	Three Months			Three Months
	Ended December 31,			Ended December 31,
(In millions)	2006	2005	Change	2006	2005	Change
North America	$1,736	$2,176	-20%	$(52)	$41	*
Europe	2,108	2,187	-4%	80	68	18%
Asia	376	382	-2%	7	3	133%

	$4,220	$4,745	-11%	$35	$112	-69%

*	Measure not meaningful.
Net Sales:
•	North American net sales were lower than the prior period primarily due to volume reductions to all automotive customers. The industry’s production decreased 8% overall and 14% for light trucks. Full size pick up trucks and sport utility vehicle programs with General Motors Corporation, Ford Motor Co. and DaimlerChrysler AG experienced the most significant declines, and were the primary cause of the segment’s net sales decline.

•	European net sales were lower than the prior period primarily due to decreased business with DaimlerChrysler AG, Volkswagen AG, and Honda Motor Co., partially offset by the favorable impact of foreign currency translation (approximately $210 million).

•	Asian net sales decreased slightly primarily due to lower volumes with Nissan Motor Co. in Japan, partially offset by volume increases in Korea.

Segment Income:
•	In North America, lower volume, unfavorable vehicle platform sales mix and higher launch costs decreased segment income by $109 million compared with the prior year period. Cost reduction programs, purchasing savings and other operational efficiencies contributed $27 million in operating improvements compared to the prior period. SG&A expenses increased $9 million, primarily due to higher engineering expenses, mainly the timing of customer recoveries, partially offset by operational improvements resulting from prior period restructuring actions. The segment experienced commodity cost increases, primarily associated with steel, of approximately $5 million compared to the prior period.
•	In Europe, cost reduction programs, prior year restructuring actions, purchasing savings and other operational efficiencies contributed $31 million in operating improvements compared to the prior period. Lower volume and unfavorable vehicle sales mix decreased segment income by $26 million compared to the prior period. SG&A expense decreased compared to the prior period primarily due to lower engineering expenses ($9 million). Segment income also benefited from the favorable impact of foreign currency translation.
•	In Asia, the increase was primarily due to prior period start-up and engineering costs associated with new programs within Japan and Korea.
Power Solutions

	Three Months
	Ended December 31,
(In millions)	2006	2005	Change
Net sales	$1,068	$975	10%
Segment income	142	112	27%
•	Net sales increased primarily due to the impact of higher lead costs on pricing, the favorable impact of foreign currency translation (approximately $30 million) and a favorable product mix. Unit sales of automotive batteries were 5% higher in Europe with growth in aftermarket sales, while North American unit sales were down 1% due to lower vehicle production levels and mild temperatures.

•	Segment income increased $30 million, primarily due to a premium product mix in all regions; the benefits of improved operational efficiencies including the continuing implementation of Powerframe grid-making technology, best business practice sharing, and Six Sigma; environmental cost recoveries; and insurance recoveries for a fire insurance claim related to a manufacturing facility in Europe; partially offset by unfavorable commodity costs, primarily lead.

Net Financing Charges

	Three Months Ended
	December 31,
(In millions)	2006	2005	Change
Net financing charges	$69	$47	47%
•	The increase in net financing charges is due to higher interest expense associated with the financing of the December 2005 York acquisition.
Provision for Income Taxes

	Three Months Ended
	December 31,
(in millions)	2006	2005
Tax provision	$53	$38
Effective tax rate	23.0%	17.2%
Base effective tax rate	23.0%	24.3%
•	The first quarter of fiscal year 2006 included certain discrete period items. The Company realized an $11 million tax benefit due to a change in tax status of subsidiaries in Hungary and the Netherlands and a $4 million non-recurring tax benefit related to a $9 million gain resulting from the disposition of its interest in a German joint venture.

The change in tax status resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the respective subsidiaries from controlled foreign corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”

•	The Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors. This effective tax rate approximated the local statutory rate adjusted for permanent differences.
Net Income

	Three Months Ended
	December 31,
(In millions)	2006	2005	Change
Income from continuing operations	$168	$167	1%
Loss from discontinued operations	(6)	(2)	*

Net income	$162	$165	-2%

*	Measure not meaningful.
•	The slight increase in income from continuing operations was primarily due to higher volume and margin expansion from building efficiency and power solutions, partially offset by lower North America automotive experience results, higher net financing charges due to the acquisition of York, and a higher provision for income taxes due to prior period tax benefits, as discussed above.

•	Discontinued operations represent Bristol Compressors, which was acquired as part of the December 2005 York acquisition.
Outlook
The Company reaffirmed its previously issued fiscal year 2007 guidance, which anticipates that net sales will grow to approximately $34 billion, an increase of 6% from prior year net sales, and that diluted earnings per share from continuing operations will increase 14% to approximately $6.00 per share.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At December 31, 2006, the unearned backlog was $3.9 billion, compared to $3.2 billion at December 31, 2005, a 22% increase.
Financial Condition
Working Capital

	December 31,	September 30,		December 31,
(In millions)	2006	2006	Change	2005	Change
Working capital	$1,185	$1,073	10%	$112	*

Accounts receivable	5,648	5,697	-1%	5,691	-1%
Inventories	1,784	1,731	3%	1,579	13%
Accounts payable	3,969	4,216	-6%	4,096	-3%

*	Measure not meaningful.
•	The increase in working capital, which excludes net assets of discontinued operations, as compared to December 31, 2005 is primarily due to the paydown of the current portion of long-term debt consistent with the Company’s strategy to reduce the debt to capital ratio to approximately 30% by the end of fiscal year 2007, lower accounts payable and accrued compensation, and higher inventory levels.

•	The increase in working capital, which excludes net assets of discontinued operations, as compared to September 30, 2006 primarily relates to lower accounts payable and accrued compensation and higher other current assets, primarily deferred taxes, partially offset by higher other current liabilities.

•	The Company’s days sales in accounts receivable (DSO) for the three months ended December 31, 2006 were 59, slightly higher than the comparable period ended September 30, 2006 of 57 and lower than the 63 days for the period ended December 31, 2005. The decrease in DSO compared to December 31, 2005 was due to the improvement in collections at all businesses. There has been no significant deterioration in the credit quality of the Company’s receivables or changes in revenue recognition policies.

•	The Company’s inventory turns for the three months ended December 31, 2006 were 10, consistent with the period ended September 30, 2006 turnover of 11, and a decrease from the inventory turns of 14 for the three month period ended December 31, 2005. The decrease from December 31, 2005 was primarily due to the York acquisition, where inventory turns less frequently than the Company’s other businesses where just-in-time production methods are generally used.

Cash Flows

	Three months ended December 31,
(In millions)	2006	2005
Net cash provided by operating activities	$152	$14
Net cash used by investing activities	278	2,541
Net cash provided by financing activities	85	2,524
Capital expenditures	230	69
•	The increase in net cash provided by operating activities was primarily due to favorable working capital management, primarily accounts receivable, accounts payable and accrued liabilities.

•	Net cash used in investing activities decreased due to the prior year’s use of cash for business acquisitions, primarily York. The decrease in net cash provided by financing activities reflects the financing of the York acquisition in the prior period.

•	The majority of the capital spending for property, plant and equipment was for capacity related investments in the power solutions business and the timing of program launch related investments within the automotive experience business.
Long-Lived Assets
The Company has certain subsidiaries, mainly located in Germany, Italy, the Netherlands and the U.S., which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries in accordance with SFAS No. 109. SFAS No. 109 requires the Company to record a valuation allowance for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction and evaluate both positive and negative historical evidences as well as expected future events.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s long-lived asset impairment analyses indicate that assets are not impaired based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At December 31, 2006, the Company does not have any material assets whose recovery is at risk.
Capitalization

	December 31,	September 30,		December 31,
(In millions)	2006	2006	Change	2005	Change
Short-term debt	$617	$209	195%	$721	-14%
Long-term debt	4,272	4,534	-6%	4,606	-7%
Shareholders’ equity	7,578	7,355	3%	6,144	23%

Total capitalization	$12,467	$12,098	3%	$11,471	9%

Total debt as a % of total capitalization	39.2%	39.2%		46.4%

•	In December 2006, the Company entered into a $2.0 billion five-year revolving credit facility which replaced the Company’s existing $1.6 billion five-year revolving credit facility that was scheduled to expire in 2010. The new credit agreement matures in December 2011. The Company intends to use the revolving credit facility to provide a liquidity backstop for the Company’s commercial paper and is available for general corporate purposes. There were no draws on any of the committed credit lines through December 31, 2006.
•	In December 2006, the Company entered into a 12 billion yen (approximately $101 million), three year, floating rate loan. The net proceeds of the bank loan were used to repay commercial paper obligations.

•	In January 2006, the Company issued $2.5 billion in floating and fixed rate notes consisting of the following four series: $500 million floating rate notes due in fiscal year 2008, $800 million fixed rate notes due in fiscal year 2011, $800 million fixed rate notes due in fiscal year 2016 and $400 million fixed rate notes due in fiscal year 2036. The Company also entered into a 24 billion yen (approximately $210 million), three year, floating rate loan. The net proceeds of the offering and the bank loan were used to repay the unsecured commercial paper obligations that were used to initially finance the York acquisition.

•	The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at December 31, 2006 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, debt maturities, stock repurchases and any potential acquisitions in the remainder of fiscal year 2007 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

•	The Company expects the total debt as a percentage of total capitalization to decline to approximately 30% by the end of fiscal year 2007.
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the fiscal year 2007 year-end balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end. The Company is assessing the potential impact that the adoption of SFAS No. 158 will have on its consolidated financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal year 2008. The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial condition or results of operations.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning October 1, 2007. The Company is assessing the potential impact that the adoption of FIN 48 will have on its previously established tax reserves, consolidated financial condition, or results of operations.

Other Financial Information
The interim financial information included in this Quarterly Report on Form 10-Q has not been audited by PricewaterhouseCoopers LLP (PwC). PwC has, however applied limited review procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2006, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, which was filed with the SEC on December 5, 2006, liabilities potentially arise globally under various Environmental Laws and Worker Safety Laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.
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
The Company accrues for potential environmental losses in a manner consistent with generally accepted accounting principles in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company reviews the status of the sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal years 2005 and 2006, the Company filed motions for declaratory judgment, in which it sought a ruling that some of its insurers breached their respective duties to defend, thus waiving defenses against the Company’s environmental claims. The Company is currently in settlement negotiations with certain of the insurance company defendants. In the third quarter of fiscal year 2006, it reached agreement with one of the defendants and in the first quarter of fiscal year 2007, an additional two defendants. The ultimate outcome of claims against the other defendants cannot be determined at this time; however, the Company expects a decision on its motions for declaratory judgment during fiscal year 2007.
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

As previously reported, following allegations in a U.N. Oil-For-Food Inquiry Report that, prior to the Company’s acquisition of York, York had made improper payments to the Iraqi regime, York and the Company jointly undertook to investigate the allegations and offered the companies’ cooperation to the Department of Justice (DOJ) and Securities and Exchange Commission. After completing the York acquisition, the Company continued the internal inquiry and expanded its scope to include other aspects of York’s Middle East operations, including a review of York’s use of agents, consultants and other third parties, York’s compliance with the Office of Foreign Assets Control licensing requirements, and York’s compliance with other potentially applicable trade laws. The Company has also reviewed certain of York’s sales practices in selected Asian markets. The factual inquiry is now substantially complete and indicates that, in a number of instances, York engaged in conduct that may lead to enforcement actions against the Company under applicable U.S. laws, which give authorities the right to pursue administrative, civil and criminal sanctions, including monetary penalties. The Company has been voluntarily disclosing this information and offering continued cooperation with the DOJ and SEC, as well as to other relevant authorities in the U.S. Departments of Treasury, Commerce and Defense. The Company has begun discussions with the relevant authorities to explore how these matters may be resolved. The Company is in the process of evaluating and implementing various remedial measures with respect to York operations.
ITEM 1A. RISK FACTORS
There are no material changes to the disclosure regarding risk factors presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2006, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s outstanding common stock. Stock repurchases under this program may be made through open market, privately negotiated transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended December 31, 2006. There were no purchases by Citibank in the three months ended December 31, 2006.
The following table presents information regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended December 31, 2006.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of		Shares Purchased as	May Yet be
	Shares	Average Price	Part of the Publicly	Purchased under the
Period	Purchased	Paid per Share	Announced Program	Programs

10/1/06 – 10/31/06
Purchases by Company	—	—	—	$200,000,000

11/1/06 – 11/30/06
Purchases by Company	—	—	—	$200,000,000

12/1/06 – 12/31/06
Purchases by Company	76,100	$82.59	76,100	$193,712,449

10/1/06 – 10/31/06
Purchases by Citibank*	—	—	—	$61,382,000

11/1/06 – 11/30/06
Purchases by Citibank*	—	—	—	$61,739,000

12/1/06 – 12/31/06
Purchases by Citibank*	—	—	—	$53,936,000

*	Citibank may purchase shares of the Company’s stock up to an amount equal to $200 million. The approximate dollar value of shares that may yet be purchased under the Citibank program fluctuates based on the market value of the Company’s stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on January 24, 2007. The Company’s shareholders approved the election of four directors to serve for a three-year term expiring in 2010:

	For	Withheld
Robert L. Barnett	159,491,868	9,735,625
Eugenio Clariond Reyes-Retana	161,882,139	7,345,354
Jeffrey A. Joerres	165,062,818	4,164,675
Richard F. Teerlink	163,458,214	5,769,279
The other directors of the Company whose terms in office expire after the 2007 Annual Meeting of Shareholders are as follows: terms expiring at the 2008 Annual Meeting of Shareholders– Natalie A. Black, Robert A. Cornog, William H. Lacy and Stephen A. Roell; and terms expiring at the 2009 Annual Meeting of Shareholders-Dennis W. Archer, John M. Barth, Paul A. Brunner and Southwood J. Morcott.
The ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year 2007 was approved by the shareholders with 166,224,839 shares voted for, 1,498,339 shares voted against and 1,504,315 shares abstaining.
The Johnson Controls, Inc. 2007 Stock Option Plan was approved by the shareholders with 132,013,960 shares voted for, 15,217,394 shares voted against, 2,116,198 shares abstaining and 19,879,941 shares counted as broker non-votes.

ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 35 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: February 5, 2007	By:	/s/ R. Bruce McDonald R. Bruce McDonald
Executive Vice President and
Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description
3	Johnson Controls, Inc. Amended and Restated By-Laws, as amended through November 15, 2006 (incorporated by reference to Exhibit 3 to Johnson Controls, Inc. Current Report on Form 8-K dated November 17, 2006).

10.1	Johnson Controls, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit A to Johnson Controls, Inc.’s definitive proxy statement on Schedule 14A for the Johnson Controls, Inc. Annual Meeting of Shareholders held January 24, 2007).

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated February 5, 2007, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.