Form 10-Q
period 2007-03-31
JOHNSON CONTROLS INC
filed 2007-05-08
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-5097

JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0380010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5757 North Green Bay Avenue Milwaukee, Wisconsin (Address of principal executive offices)	53201 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2007

Common Stock: $0.04 1/6 par value per share	197,300,548

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions, unaudited)

	March 31,	September 30,	March 31,
	2007	2006	2006
Assets
Cash and cash equivalents	$172	$293	$154
Accounts receivable — net	5,933	5,697	5,671
Inventories	1,847	1,731	1,598
Other current assets	1,491	1,543	1,497

Current assets	9,443	9,264	8,920

Property, plant and equipment — net	4,056	3,968	3,950
Goodwill	6,019	5,910	5,672
Other intangible assets — net	783	799	784
Investments in partially-owned affiliates	600	463	470
Other noncurrent assets	1,586	1,517	1,396

Total assets	$22,487	$21,921	$21,192

Liabilities and Shareholders’ Equity
Short-term debt	$361	$209	$445
Current portion of long-term debt	696	368	583
Accounts payable	4,555	4,216	4,270
Accrued compensation and benefits	817	919	862
Accrued income taxes	128	229	216
Other current liabilities	2,220	2,205	2,100

Current liabilities	8,777	8,146	8,476

Commitments and contingencies (Note 16)

Long-term debt	3,564	4,166	4,185
Postretirement health and other benefits	327	349	263
Minority interests in equity of subsidiaries	142	129	138
Other noncurrent liabilities	1,862	1,776	1,735
Shareholders’ equity	7,815	7,355	6,395

Total liabilities and shareholders’ equity	$22,487	$21,921	$21,192

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
		Revised		Revised
	2007	2006	2007	2006
Net sales
Products and systems*	$6,830	$7,066	$13,533	$13,708
Services*	1,662	1,101	3,169	1,987

	8,492	8,167	16,702	15,695

Cost of sales
Products and systems	6,034	6,346	11,944	12,286
Services	1,265	773	2,491	1,439

	7,299	7,119	14,435	13,725

Gross profit	1,193	1,048	2,267	1,970

Selling, general and administrative expenses	(861)	(784)	(1,664)	(1,465)
Net financing charges	(69)	(75)	(138)	(122)
Equity income	19	20	48	44

Income from continuing operations before income taxes and minority interests	282	209	513	427
Provision for income taxes	17	36	70	74
Minority interests in net earnings of subsidiaries	3	11	13	24

Income from continuing operations	262	162	430	329

Income (loss) from discontinued operations, net of income taxes	(4)	3	(10)	1

Loss on sale of discontinued operations, net of income taxes	(30)	—	(30)	—

Net income	$228	$165	$390	$330

Earnings per share from continuing operations
Basic	$1.33	$0.83	$2.19	$1.70

Diluted	$1.31	$0.83	$2.16	$1.68

Earnings per share
Basic	$1.16	$0.85	$1.99	$1.70

Diluted	$1.14	$0.84	$1.96	$1.69

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and facility management services.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Operating Activities
Net income	$228	$165	$390	$330

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	176	169	350	326
Amortization of intangibles	12	12	24	20
Equity in earnings of partially-owned affiliates, net of dividends received	(15)	(7)	(32)	1
Minority interests in net earnings of subsidiaries	3	11	13	24
Deferred income taxes	(54)	(83)	(49)	(80)
Loss on sale of discontinued operations	30	—	30	—
Other	28	15	41	18
Changes in working capital, excluding acquisitions and divestitures of businesses
Accounts receivable	(277)	30	(128)	(19)
Inventories	(43)	(53)	(90)	(41)
Other current assets	44	30	43	26
Restructuring reserves	(30)	(20)	(63)	(47)
Accounts payable and accrued liabilities	395	(9)	126	(390)
Accrued income taxes	(42)	111	(48)	217

Cash provided by operating activities	455	371	607	385

Investing Activities
Capital expenditures	(211)	(193)	(441)	(262)
Sale of property, plant and equipment	9	7	17	13
Acquisition of businesses, net of cash acquired	—	(22)	—	(2,586)
Business divestitures	35	—	35	—
Settlement of cross-currency interest rate swaps	—	—	(57)	66
Changes in long-term investments	2	(21)	3	(1)

Cash used by investing activities	(165)	(229)	(443)	(2,770)

Financing Activities
Increase (decrease) in short-term debt — net	(254)	(287)	68	(272)
Increase in long-term debt	—	199	105	2,725
Repayment of long-term debt	(16)	(26)	(382)	(101)
Payment of cash dividends	(126)	(105)	(130)	(109)
Stock repurchases	(16)	—	(23)	—
Other	42	63	77	125

Cash provided (used) by financing activities	(370)	(156)	(285)	2,368

Decrease in cash and cash equivalents	$(80)	$(14)	$(121)	$(17)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)
1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2006. The results of operations for the three and six month periods ended March 31, 2007 are not necessarily indicative of results for the Company’s 2007 fiscal year because of seasonal and other factors.

Certain prior period amounts have been revised to conform to the current year’s presentation. Specifically, the Company has revised its consolidated statements of income for the three and six months ended March 31, 2006 to reclassify certain amounts previously reported within miscellaneous-net to cost of sales, selling, general and administrative expenses and net financing charges.

2.	New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the fiscal year 2007 year-end balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end no later than fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 158 will have on its consolidated financial condition.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
taken in a tax return. FIN No. 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning October 1, 2007. The Company is assessing the potential impact that the adoption of FIN No. 48 will have on its previously established tax reserves, consolidated financial condition or results of operations.

3.	Acquisition of Business

In December 2005, the Company completed its acquisition of York International Corporation (York). The Company paid $56.50 for each outstanding share of York common stock. The total cost of the acquisition, excluding cash acquired, was approximately $3.1 billion, including the assumption of $563 million of debt, change in control payments and direct costs of the transaction. The Company initially financed the acquisition by issuing unsecured commercial paper, which was refinanced with long-term debt on January 17, 2006. York’s results of operations have been included in the Company’s condensed consolidated financial statements since the date of acquisition.

The acquisition of York enabled the Company to become a single source supplier of integrated products and services for building owners to optimize comfort and energy efficiency. The acquisition enhanced the Company’s heating, ventilating, and air conditioning (HVAC) equipment, controls, fire and security capabilities and positions the Company in a strategic leadership position in the global building environment industry which the Company believes offers significant growth potential.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company recorded restructuring reserves of $161 million related to the York acquisition, including workforce reductions of approximately 3,150 building efficiency employees (850 for North America Systems, 300 for North America Service, 60 for North America Unitary Products, 1,150 for Europe and 790 for Rest of World), the closure of three manufacturing plants (two in North America Systems and one in Rest of World), the merging of other plants and branch offices with existing Company facilities and contract terminations. These restructuring activities were recorded as costs of the acquisition and were provided for in accordance with FASB Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipates that substantially all of the restructuring actions will be completed by the end of fiscal year 2007.

The following table summarizes the changes in the Company’s York restructuring reserves, included within other current liabilities in the condensed consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2006	$50	$49	$6	$105
Adjustments	(3)	6	—	3
Utilized — Cash	(6)	(4)	—	(10)
Utilized — Noncash	—	—	1	1

Balance at December 31, 2006	41	51	7	99
Utilized — Cash	(6)	(2)	—	(8)

Balance at March 31, 2007	$35	$49	$7	$91

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

4.	Discontinued Operations

In March 2007, the Company completed the sale of the Bristol Compressor business for approximately $45 million, of which $35 million was received in cash in the current period and an additional $10 million is pending final purchase price adjustments. The sale of the Bristol Compressor business, which was acquired in December 2005 as part of the York transaction (see Note 3), resulted in a loss of approximately $44 million ($27 million after-tax), including related costs.

In the second quarter of fiscal year 2007, the Company settled a claim in the current fiscal quarter related to the February 2005 sale of the engine electronics business that resulted in a loss of approximately $4 million ($3 million after-tax).

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following summarizes the net sales, income (loss) before income taxes and minority interests, and income (loss) per share amounts for discontinued operations for the three and six months ended March 31, 2007 and 2006 (in millions, except per share amounts):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Net sales	$33	$59	$54	$78
Income (loss) before income taxes and minority interests	(4)	4	(13)	1
Income (loss) per share from discontinued operations
Basic	$(0.02)	$0.02	$(0.05)	$—

Diluted	$(0.02)	$0.01	$(0.05)	$—

Loss per share on sale of discontinued operations
Basic	$(0.15)	$—	$(0.15)	$—

Diluted	$(0.15)	$—	$(0.15)	$—

Net assets of the Bristol Compressor business at the disposal date totaled approximately $86 million, which consisted of current assets of $97 million, fixed assets of $6 million and liabilities of $17 million.

5.	Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $525 million, $455 million and $382 million at March 31, 2007, September 30, 2006, and March 31, 2006, respectively. Amounts included within other current liabilities were $430 million, $314 million and $275 million at March 31, 2007, September 30, 2006, and March 31, 2006, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

	March 31,	September 30,	March 31,
	2007	2006	2006
Raw materials and supplies	$730	$655	$626
Work-in-process	284	294	283
Finished goods	885	834	738

FIFO inventories	1,899	1,783	1,647
LIFO reserve	(52)	(52)	(49)

Inventories	$1,847	$1,731	$1,598

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the six month periods ended September 30, 2006 and March 31, 2007 were as follows (in millions):

			Currency
	March 31,	Business	Translation and	September 30,
	2006	Acquisitions	Other	2006
Building efficiency
North America Systems	$45	$451	$—	$496
North America Service	10	601	4	615
North America Unitary Products	—	473	—	473
Global Workplace Solutions	182	—	(16)	166
Europe	207	147	16	370
Rest of World	71	411	5	487
York Acquisition	1,952	(1,952)	—	—
Automotive experience
North America	1,176	—	—	1,176
Europe	1,008	—	58	1,066
Asia	191	7	2	200
Power solutions	830	1	30	861

Total	$5,672	$139	$99	$5,910

		Currency
	September 30,	Translation	March 31,
	2006	and Other	2007
Building efficiency
North America Systems	$496	$6	$502
North America Service	615	5	620
North America Unitary Products	473	7	480
Global Workplace Solutions	166	2	168
Europe	370	17	387
Rest of World	487	21	508
Automotive experience
North America	1,176	4	1,180
Europe	1,066	43	1,109
Asia	200	(7)	193
Power solutions	861	11	872

Total	$5,910	$109	$6,019

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	March 31, 2007			September 30, 2006			March 31, 2006
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets Patented technology	$298	$(133)	$165	$300	$(126)	$174	$291	$(113)	$178
Unpatented technology	33	(11)	22	31	(9)	22	31	(8)	23
Customer relationships	311	(22)	289	304	(15)	289	260	(10)	250
Miscellaneous	29	(23)	6	33	(20)	13	29	(12)	17

Total amortized intangible assets	671	(189)	482	668	(170)	498	611	(143)	468
Unamortized intangible assets Trademarks	295	—	295	295	—	295	309	—	309
Pension asset	6	—	6	6	—	6	7	—	7

Total unamortized intangible assets	301	—	301	301	—	301	316	—	316

Total intangible assets	$972	$(189)	$783	$969	$(170)	$799	$927	$(143)	$784

Amortization of other intangible assets for the six month periods ended March 31, 2007 and 2006 was $24 million and $20 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $36 million per year over the next five years.

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

The change in the carrying amount of the Company’s total product warranty liability for the six months ended March 31, 2007 was as follows (in millions):

Balance as of September 30, 2006	$189

Accruals for warranties issued during the period	61
Accruals related to pre-existing warranties (including changes in estimates)	2
Settlements made (in cash or in kind) during the period	(71)
Currency translation	3

Balance as of March 31, 2007	$184

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9.	Restructuring Costs

As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal year 2006 and recorded a $197 million restructuring charge in that quarter. During the fourth quarter of fiscal year 2006, the Company increased its 2006 Plan restructuring charge by $8 million for additional employee severance and termination benefits. The 2006 Plan, which primarily includes workforce reductions and plant consolidations in the automotive experience and building efficiency businesses, is expected to be substantially completed by the end of fiscal year 2007. The automotive experience business related restructuring is focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business mostly relate to Europe where the Company has launched a systems redesign initiative. The Company expects to incur other related and ancillary costs associated with some of these restructuring activities in future periods. These costs are not expected to be material and will be expensed as incurred.

The 2006 Plan includes workforce reductions of approximately 5,000 employees (2,500 for automotive experience – North America, 1,400 for automotive experience – Europe, 200 for building efficiency – North America, 600 for building efficiency – Europe, 280 for building efficiency – Rest of World and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits will be paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of March 31, 2007, approximately 2,200 employees have been separated from the Company. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience – North America, 3 in automotive experience – Europe, 1 in building efficiency – Europe and 1 in building efficiency – Rest of World). The restructuring charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis.

The following table summarizes the changes in the Company’s 2006 Plan reserve, included within other current liabilities in the condensed consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2006	$125	$12	$1	$138
Utilized — Cash	(18)	(1)	—	(19)
Utilized — Noncash	—	—	(1)	(1)

Balance at December 31, 2006	107	11	—	118
Utilized — Cash	(15)	(1)	—	(16)
Utilized — Noncash	—	—	1	1

Balance at March 31, 2007	$92	$10	$1	$103

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

In the second quarter of fiscal year 2005, the Company committed to a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge in that quarter. During the fourth quarter of fiscal year 2006, the Company reversed $6 million of restructuring reserves that were not expected to be utilized. This restructuring charge included workforce reductions of approximately

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3,900 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of March 31, 2007, approximately 3,300 employees have separated from the Company pursuant to the 2005 Plan. In addition, the 2005 Plan included 12 plant closures. The charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis. The closures/restructuring activities are primarily concentrated in Europe and North America.

The following table summarizes the 2005 Plan reserve, included within other current liabilities in the condensed consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2006	$33	$2	$(4)	$31
Utilized — Cash	(4)	—	—	(4)
Utilized — Noncash	—	—	(1)	(1)

Balance at December 31, 2006	29	2	(5)	26
Utilized — Cash	(6)	—	—	(6)
Utilized — Noncash	—	—	3	3

Balance at March 31, 2007	$23	$2	$(2)	$23

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

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $129 million and $135 million for the three months ended March 31, 2007 and 2006, respectively, and $270 million and $262 million for the six months ended March 31, 2007 and 2006. These expenditures are net of customer reimbursements of $63 million and $62 million for the three months ended March 31, 2007 and 2006, respectively, and $113 million and $153 million for the six months ended March 31, 2007 and 2006, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.	Income Taxes

The more significant discrete period items affecting the Company’s income tax provision from continuing operations are as follows (in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Federal, state and foreign income tax expense	$59	$44	$107	$90

Effective tax rate adjustment	(5)	(7)	—	—
Change in tax status of foreign subsidiary	(22)	—	(22)	(11)
Audit resolutions	(15)	—	(15)	—
Valuation allowance adjustments	—	(32)	—	(32)
Foreign dividend repatriation	—	31	—	31
Disposition of a joint venture	—	—	—	(4)

Provision for income taxes	$17	$36	$70	$74

Effective Tax Rate Adjustment

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. In the current fiscal quarter, the Company reduced its estimated annual effective income tax rate for continuing operations from 23.0% to 21.0%, primarily due to continuing tax planning initiatives.

Change in Tax Status of Foreign Subsidiary

For the three and six months ended March 31, 2007, the tax provision decreased as a result of a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands. For the six months ended March 31, 2006, the tax provision decreased as a result of an $11 million tax benefit realized by a change in tax status of an automotive experience subsidiary in Hungary and a building efficiency subsidiary in the Netherlands.

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

Uncertain Tax Positions

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.” In the current fiscal quarter, the Company reduced its liability by $15 million due to the favorable resolution of certain tax audits. The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1999 through 2003 remain under various stages of

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
audit by the Internal Revenue Service and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At March 31, 2007, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the condensed consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

Based on the Company’s cumulative operating results through the six months ended March 31, 2006 and an assessment of expected future profitability in Mexico, the Company concluded that it was more likely than not that the tax benefits of its operating loss and tax credit carryforwards in Mexico would be utilized in the future. During the second quarter of fiscal year 2006, the Company completed a tax reorganization in Mexico which will allow operating loss and tax credit carryforwards to be offset against the future taxable income of the reorganized entities. As such, in the quarter ended March 31, 2006, the Company reversed the entire valuation allowance of $32 million attributable to these operating loss and tax credit carryforwards as a credit to income tax expense.

Foreign Dividend Repatriation

In October 2004, the President signed the American Jobs Creation Act of 2004 (AJCA). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations. During the quarter ended March 31, 2006, the Company completed its evaluation of its repatriation plans and approximately $674 million of foreign earnings were designated for repatriation to the U.S. pursuant to the provisions of the AJCA. The increase in income tax liability related to the Company’s AJCA initiatives totaled $42 million. The Company recorded $31 million of net income tax expense in the prior fiscal year quarter as $11 million had been previously recorded by York prior to the acquisition in accordance with York’s approved repatriation plan.

Other Discrete Period Items

For the six months ended March 31, 2006, the tax provision also decreased due to a $4 million nonrecurring tax benefit related to a $9 million gain from the disposition of the Company’s interest in a German joint venture.

Tax Law Changes

In March 2007, the People’s National Congress in the People’s Republic of China approved a new tax reform law to align the tax regime applicable to foreign owned Chinese enterprises with those applicable to domestically-owned Chinese enterprises. The new law will be effective on January 1, 2008. The Company believes that the new tax reform law will not have a material impact on its consolidated financial condition, results of operations or cash flows.

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

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106” (in millions):

	U.S. Pension Plans
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Service cost	$18	$22	$37	$44
Interest cost	32	31	64	56
Expected return on plan assets	(38)	(39)	(76)	(73)
Amortization of transition obligation	—	—	(1)	(1)
Amortization of net actuarial loss	3	9	6	18
Amortization of prior service cost	—	—	1	1
Curtailment loss	—	—	—	2

Net periodic benefit cost	$15	$23	$31	$47

	Non-U.S. Pension Plans
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Service cost	$10	$10	$19	$18
Interest cost	15	13	30	24
Expected return on plan assets	(14)	(11)	(27)	(19)
Amortization of net actuarial loss	2	3	4	5

Net periodic benefit cost	$13	$15	$26	$28

	Postretirement Health and Other Benefits
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Service cost	$2	$2	$3	$3
Interest cost	4	4	9	8
Amortization of net actuarial loss	—	1	—	2
Amortization of prior service cost	(2)	(2)	(3)	(4)

Net periodic benefit cost	$4	$5	$9	$9

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13.	Earnings Per Share

The following table reconciles the denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Weighted Average Shares Outstanding
Basic weighted average shares outstanding	196.7	194.3	196.3	193.7
Effect of dilutive securities:
Stock options	2.6	2.0	2.4	2.1

Diluted weighted average shares outstanding	199.3	196.3	198.7	195.8

Antidilutive Securities
Options to purchase common shares	—	0.3	0.1	0.3
14.	Comprehensive Income

A summary of comprehensive income is shown below (in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Net income	$228	$165	$390	$330
Realized and unrealized gains/losses on derivatives	(3)	2	(21)	11
Foreign currency translation adjustments	32	81	139	(18)

Other comprehensive income (loss)	29	83	118	(7)

Comprehensive income	$257	$248	$508	$323

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

The favorable foreign currency translation adjustments (CTA) for the six months ended March 31, 2007 were primarily due to the increase in the euro versus the U.S. dollar as compared with a slight decrease in the euro versus the U.S. dollar for the same period a year ago.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income account until realized. A net loss of approximately $8 million and $3 million were recorded for the three month periods ended March 31, 2007 and 2006, respectively, and a net loss of approximately $34 million and a net gain of approximately $7 million were recorded for the six month periods ended March 31, 2007 and 2006, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Global Workplace Solutions provides consulting and on-site staff for complete real estate services, facility operation and management to improve the comfort, productivity, energy efficiency and cost effectiveness of corporate real estate around the globe.

Europe provides HVAC, refrigeration and control systems and technical services to the European marketplace.

Rest of World provides HVAC, refrigeration and control systems and technical services to markets in Asia, the Middle East and Latin America.

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

Beginning in fiscal year 2007, Company management, including the chief operating decision maker, adjusted their measurement of business unit performance, changing from operating income to segment income, which represents income from continuing operations before income taxes and minority interests excluding net financing charges. The primary reason for the modification was to reflect equity income in earnings for each business operation given its growing significance to the Company’s global business

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
strategies. Segment income will continue to exclude restructuring costs and certain significant gains and losses. The amounts for the three and six month periods ended March 31, 2006 have been revised to conform to the current year presentation. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Building efficiency
North America Systems	$484	$407	$928	$719
North America Service	536	458	1,007	799
North America Unitary Products	187	215	392	286
Global Workplace Solutions	670	474	1,316	930
Europe	553	464	1,165	797
Rest of World	533	472	1,077	767

	2,963	2,490	5,885	4,298

Automotive experience
North America	1,825	2,129	3,561	4,305
Europe	2,347	2,280	4,455	4,467
Asia	369	394	745	776

	4,541	4,803	8,761	9,548

Power solutions	988	874	2,056	1,849

Total net sales	$8,492	$8,167	$16,702	$15,695

	Segment Income
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Building efficiency
North America Systems	$40	$17	$72	$37
North America Service	38	13	48	19
North America Unitary Products	6	6	14	5
Global Workplace Solutions	15	16	32	30
Europe	1	(15)	20	(23)
Rest of World	37	18	74	28

	137	55	260	96

Automotive experience
North America	(1)	44	(53)	85
Europe	120	114	200	182
Asia	2	(6)	9	(3)

	121	152	156	264

Power solutions	93	77	235	189

Total segment income	$351	$284	$651	$549

Net financing charges	69	75	138	122

Income from continuing operations before income taxes and minority interests	$282	$209	$513	$427

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16.	Commitments and Contingencies

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

The Company has entered into supply contracts with certain vendors that include minimum volume requirements which, if not met, could subject the Company to potential liabilities. At the end of the second quarter of fiscal year 2007, there were no known volume shortfalls for which the Company was contractually obligated. These supply contracts include cancellation penalties in the event that either party elects to terminate the agreement prior to its expiration. Such penalties, if incurred, could be material to the Company’s consolidated financial condition, results of operations or cash flows.

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
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income for each of the three-month and six-month periods ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three-month and six-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
May 8, 2007

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
The following information should be read in conjunction with the September 30, 2006 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2006 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended March 31, 2007 compared to the three months ended March 31, 2006, while references to “Year-to-Date” refer to the six months ended March 31, 2007 compared to the six months ended March 31, 2006.

Summary

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(In millions)	2007	2006	Change	2007	2006	Change
Net sales	$8,492	$8,167	4%	$16,702	$15,695	6%

Income from continuing operations before income taxes and minority interests	282	209	35%	513	427	20%
Three Months:
•	The increase in consolidated net sales was primarily due to growth in the building efficiency business ($473 million) related to strong worldwide commercial markets and synergies from the York acquisition and improved sales in the power solutions business ($114 million) due to the impact of higher lead costs on pricing, partially offset by lower volumes in the automotive experience business ($262 million) reflecting weaker demand from the North American automotive market. Included in the amounts above are the favorable effects of foreign currency translation (approximately $280 million).

•	The increase in income from continuing operations before income taxes and minority interests was primarily due to higher volume and margin expansion in the building efficiency and power solutions businesses and fiscal year 2006 expense of approximately $22 million related to the December 2005 York acquisition for the amortization of the write-up of inventory, partially offset by lower North American automotive experience results.
Year-to-Date:
•	The increase in consolidated net sales was primarily due to growth in the building efficiency business ($1,587 million) related mainly to the impact of the December 2005 York acquisition and higher power solutions sales ($207 million), partially offset by lower sales in the automotive experience business ($787 million) reflecting the weaker North American automotive market. Included in the amounts above are the favorable effects of foreign currency translation (approximately $630 million).

•	The increase in income from continuing operations before income taxes and minority interests was primarily due to higher volume and margin expansion from the building efficiency and power solutions businesses, improved margins resulting from operational efficiencies and the benefits of cost reduction programs in automotive experience Europe and Asia, and fiscal year 2006 expense of approximately $53 million related to the December 2005 York acquisition for the amortization of the write-up of inventory. This increase was partially offset by lower volume, unfavorable vehicle platform sales mix and higher launch costs in automotive experience North America and higher net financing charges resulting from the December 2005 York acquisition.
Segment Analysis
Management historically evaluated the performance of its operating segments based primarily on operating income excluding restructuring costs and significant gains and losses. The Company’s consolidated operating income also excluded interest income and expense, equity in earnings of partially-owned affiliates, gains and losses from sales of businesses, certain foreign currency gains and losses, and certain miscellaneous revenues and expenses. The Company has revised its prior period segment reporting to conform to the current year’s presentation, which was revised in the second quarter of fiscal year 2006 to reflect the York acquisition.
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
Building Efficiency – Net Sales

	Net Sales			Net Sales
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2007	2006	Change	2007	2006	Change
North America Systems	$484	$407	19%	$928	$719	29%
North America Service	536	458	17%	1,007	799	26%
North America Unitary Products	187	215	-13%	392	286	37%
Global Workplace Solutions	670	474	41%	1,316	930	42%
Europe	553	464	19%	1,165	797	46%
Rest of World	533	472	13%	1,077	767	40%

	$2,963	$2,490	19%	$5,885	$4,298	37%

Three Months:
•	The increases in North America Systems, North America Service, Europe and Rest of World were primarily due to higher commercial volumes to the construction and replacement markets. The increase in Europe also reflects the favorable impact of foreign currency translation (approximately $45 million).

•	The decrease in North America Unitary Products is primarily due to the significant decline in new home construction and strong prior period sales due to the product changeover from SEER 10 to SEER 13, partially offset by the segment’s increased market share and favorable pricing.

•	The increase in Global Workplace Solutions primarily reflects new and expanded contracts in Europe and North America and the favorable impact of foreign currency translation (approximately $30 million).
Year-to-Date:
•	The increases in North America Systems, North America Service, Europe and Rest of World were primarily due to higher commercial volumes and the impact of the December 2005 York acquisition. Net sales in Europe were also favorably impacted by foreign currency translation (approximately $110 million).

•	The increase in North America Unitary Products is primarily due to the impact of the December 2005 York acquisition, partially offset by the aforementioned decline in new home construction and product changeover.

•	The increase in Global Workplace Solutions primarily reflects new and expanded contracts in Europe and North America and the favorable impact of foreign currency translation (approximately $55 million).

Building Efficiency – Segment Income

	Segment Income			Segment Income
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2007	2006	Change	2007	2006	Change
North America Systems	$40	$17	135%	$72	$37	95%
North America Service	38	13	192%	48	19	153%
North America Unitary Products	6	6	0%	14	5	180%
Global Workplace Solutions	15	16	-6%	32	30	7%
Europe	1	(15)	*	20	(23)	*
Rest of World	37	18	106%	74	28	164%

	$137	$55	149%	$260	$96	171%

*	Measure not meaningful.
Three Months:
•	The increases for North America Systems, North America Service and Europe were primarily due to higher sales volumes and operational efficiencies from the Company’s branch office redesign initiative.

•	The decrease in Global Workplace Solutions was primarily due to slightly higher selling, general and administrative (SG&A) expenses as resources are being added to support the expanded business.

•	The increase in Rest of World was primarily due to strong growth in the Asia Pacific and Latin American regions.

•	Fiscal year 2006 also included $22 million of expense related to the December 2005 York acquisition for the amortization of the write-up of inventory ($1 million for North America Systems, $3 million for North America Service, $8 million for North America Unitary Products, $6 million for Europe and $4 million for Rest of World).
Year-to-Date:
•	The increase in North America Systems was primarily due to operational efficiencies associated with the Company’s branch office redesign initiative and higher sales volumes, partially offset by unfavorable commodity costs, primarily copper.

•	The increase in North American Service, North America Unitary Products, Europe and Rest of World was primarily due the inclusion of two additional months of segment income in the current period related to the York acquisition, the realization of synergies associated with the York acquisition, higher sales volumes and operational efficiencies from the branch office redesign efforts implemented in Europe in the prior year.

•	Fiscal year 2006 also included $53 million of expense related to the December 2005 York acquisition for the amortization of the write-up of inventory ($5 million for North America Systems, $7 million for North America Service, $14 million for North America Unitary Products, $16 million for Europe and $11 million for Rest of World).

Automotive Experience – Net Sales

	Net Sales			Net Sales
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2007	2006	Change	2007	2006	Change
North America	$1,825	$2,129	-14%	$3,561	$4,305	-17%
Europe	2,347	2,280	3%	4,455	4,467	0%
Asia	369	394	-6%	745	776	-4%

	$4,541	$4,803	-5%	$8,761	$9,548	-8%

Three Months:
•	The decrease in North America was primarily due to volume reductions and discontinued programs at General Motors Corporation, DaimlerChrysler AG and Ford Motor Company. The decrease in net sales of 14% was greater than the estimated industry’s production decrease of 8% primarily due to the Company’s platform mix relative to the industry.

•	The increase in Europe was primarily due to the favorable impact of currency translation (approximately $170 million) and new business at Kia Motors Corporation, partially offset by decreased business with Honda Motor Company, Ford Motor Company and BMW AG.

•	The decrease in Asia was primarily due to lower volumes with Nissan Motor Company in Japan.
Year-to-Date:
•	The decrease in North America was primarily due to volume reductions to all automotive customers. Full-size pick-up trucks and sport utility vehicle programs with General Motors Corporation, Ford Motor Company and DaimlerChrysler AG experienced the most significant declines and were the primary cause of the segment’s net sales decline.

•	European net sales were consistent with the prior period primarily due to decreased business with DaimlerChrysler AG, Volkswagen AG, Ford Motor Company and Honda Motor Company, partially offset by the favorable impact of foreign currency translation (approximately $380 million).

•	The decrease in Asia was primarily due to lower volumes with Nissan Motor Company in Japan, partially offset by volume increases in Korea.
Automotive Experience – Segment Income

	Segment Income			Segment Income
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2007	2006	Change	2007	2006	Change
North America	$(1)	$44	*	$(53)	$85	*
Europe	120	114	5%	200	182	10%
Asia	2	(6)	*	9	(3)	*

	$121	$152	-20%	$156	$264	-41%

*	Measure not meaningful.

Three Months:
•	The decrease in North America of $45 million was primarily due to lower volumes and unfavorable vehicle platform sales mix, partially offset by lower SG&A expenses of $33 million, primarily due to lower engineering expenses and cost reduction initiatives that contributed $21 million in operating improvements.

•	The increase in Europe was primarily due to cost reduction programs, purchasing savings and other operational efficiencies which contributed $29 million in operating improvements compared to the prior period. Lower volume and unfavorable vehicle sales mix decreased segment income by $25 million compared to the prior period. SG&A expense increased slightly compared to the prior period primarily due to higher engineering expenses associated with new programs ($8 million). Segment income also benefited from the favorable impact of foreign currency translation.

•	The increase in Asia was primarily due to prior period start-up and engineering costs associated with new programs within Japan and Korea.
Year-to-Date:
•	The decrease in North America was primarily due to lower volume, unfavorable vehicle platform sales mix and higher launch costs. Cost reduction programs, purchasing savings and other operational efficiencies contributed $48 million in operating improvements compared to the prior period. SG&A expenses decreased $24 million, primarily due to lower net engineering expenses and operational improvements resulting from prior period restructuring actions. The segment also experienced commodity cost increases, primarily associated with steel, of approximately $5 million compared to the prior period.

•	The increase in Europe was primarily due to cost reduction programs, purchasing savings and other operational efficiencies which contributed $60 million in operating improvements compared to the prior period. Lower volume and unfavorable vehicle sales mix decreased segment income by $51 million compared to the prior period. SG&A expense decreased slightly compared to the prior period primarily due to the lower net engineering expenses. Segment income also benefited from the favorable impact of foreign currency translation.

•	The increase in Asia was primarily due to prior period start-up and engineering costs associated with new programs within Japan and Korea.
Power Solutions

	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2007	2006	Change	2007	2006	Change
Net sales	$988	$874	13%	$2,056	$1,849	11%
Segment income	93	77	21%	235	189	24%
Three Months:
•	Net sales increased primarily due to the impact of higher lead costs on pricing, the favorable impact of foreign currency translation (approximately $30 million) and a favorable product mix. Unit sales of automotive batteries were 11% lower in Europe due to weak aftermarket sales, while North American unit sales were up slightly due to higher aftermarket sales.

•	Segment income increased primarily due to a favorable product mix in Europe and the benefits of improved operational efficiencies, partially offset by unfavorable commodity costs, primarily lead.

Year-to-Date:
•	Net sales increased primarily due to the impact of higher lead costs on pricing, the favorable impact of foreign currency translation (approximately $60 million) and a favorable product mix. Unit sales of automotive batteries were down 3% in Europe due to weak aftermarket sales, and consistent with prior year levels in North America.

•	Segment income increased primarily due to a favorable product mix in all regions, especially Europe, the benefits of improved operational efficiencies, environmental cost recoveries and insurance recoveries related to a manufacturing facility fire in Europe; partially offset by unfavorable commodity costs, primarily lead.
Net Financing Charges

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(In millions)	2007	2006	Change	2007	2006	Change
Net financing charges	$69	$75	-8%	$138	$122	13%
•	The decrease in net financing charges in the three month period is due to lower borrowing levels compared to the prior period which was made possible from increased operating cash flow, partially offset by the impact of higher short-term interest rates.

•	The increase in net financing charges in the year-to-date period is due to a full six months of interest expense associated with the financing of the December 2005 York acquisition.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2007	2006	2007	2006
Tax provision	$17	$36	$70	$74
Effective tax rate	6.0%	17.3%	13.6%	17.3%
Estimated annual effective tax rate	21.0%	21.0%	21.0%	21.0%
•	In the second quarter of fiscal year 2007, the Company reduced its estimated annual effective income tax rate for continuing operations from 23.0% to 21.0%, primarily due to continuing tax planning initiatives. In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•	For the three and six months ended March 31, 2007, the tax provision also decreased as a result of a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands. For the six months ended March 31, 2006, the tax provision decreased as a result of an $11 million tax benefit realized by a change in tax status of an automotive experience subsidiary in Hungary and a building efficiency subsidiary in the Netherlands.

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

•	In the second quarter of fiscal year 2007, the Company reduced its income tax liability by $15 million due to the favorable resolution of certain income tax audits. The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1999 through 2003 remain under various stages of audit by the Internal Revenue Service and respective foreign tax authorities.

•	For the three and six months ended March 31, 2006, the income tax provision decreased $32 million due to the release of a valuation allowance in Mexico, mostly offset by an increase in the income tax provision of $31 million related to a nonrecurring foreign dividend repatriation expense. Additionally, for the six months ended March 31, 2006, the income tax provision decreased $4 million due to a nonrecurring tax benefit related to a $9 million gain from the disposition of the Company’s interest in a German joint venture.
Net Income

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(In millions)	2007	2006	Change	2007	2006	Change
Income from continuing operations	$262	$162	62%	$430	$329	31%
Income (loss) from discontinued operations	(4)	3	*	(10)	1	*
Loss on sale of discontinued operations	(30)	—	*	(30)	—	*

Net income	$228	$165	38%	$390	$330	18%

*	Measure not meaningful.
•	The increase in income from continuing operations for the three months ended March 31, 2007 was primarily due to higher volume and margin expansion from building efficiency and power solutions, lower provision for income taxes, and fiscal year 2006 expense of approximately $22 million related to the December 2005 York acquisition for the amortization of the write-up of inventory, partially offset by lower North America automotive experience results.

•	The increase in income from continuing operations for the six months ended March 31, 2007 was primarily due to higher volume and margin expansion from building efficiency and power solutions, and fiscal year 2006 expense of approximately $53 million related to the December 2005 York acquisition for the amortization of the write-up of inventory, partially offset by lower North America automotive experience results and higher net financing charges.

•	Discontinued operations primarily represent Bristol Compressors, which was acquired as part of the December 2005 York acquisition. In March 2007, the Company completed the sale of the Bristol Compressor business, which resulted in an after tax loss of $27 million. Additionally, the Company settled a claim related to the February 2005 sale of the engine electronics business that resulted in an after tax loss of $3 million.
Outlook
On April 20, 2007 the Company increased its previously issued fiscal year 2007 guidance for net sales from approximately $34 billion to approximately $34.5 billion and its diluted earnings per share from continuing operations guidance from approximately $6.00 per share to approximately $6.44 — $6.49 per share, including the second quarter non-recurring tax benefits of $0.19 per share.

Backlog
Building efficiency’s backlog relates to its control systems and service activity. At March 31, 2007, the unearned backlog was $3.9 billion, compared to $3.3 billion at March 31, 2006, an 18% increase.
Financial Condition
Working Capital

	March 31,	September 30,		March 31,
(In millions)	2007	2006	Change	2006	Change
Working capital	$1,551	$1,357	14%	$1,209	28%

Accounts receivable	5,933	5,697	4%	5,671	5%
Inventories	1,847	1,731	7%	1,598	16%
Accounts payable	4,555	4,216	8%	4,270	7%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The increase in working capital as compared to March 31, 2006 is primarily due to higher accounts receivable and inventories, partially offset by higher accounts payable.

•	The increase in working capital as compared to September 30, 2006 is primarily due to higher accounts receivable, partially offset by higher accounts payable.

•	The Company’s days sales in accounts receivable for the three months ended March 31, 2007 were 55, slightly lower than the 57 for the comparable periods ended September 30, 2006 and March 31, 2006. There has been no significant deterioration in the credit quality of the Company’s receivables or changes in revenue recognition policies.

•	The Company’s inventory turns for the three months ended March 31, 2007 were 16, consistent with the periods ended September 30, 2006 and March 31, 2006.
Cash Flows

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2007	2006	2007	2006
Net cash provided by operating activities	$455	$371	$607	$385
Net cash used by investing activities	165	229	443	2,770
Net cash provided (used) by financing activities	(370)	(156)	(285)	2,368
Capital expenditures	211	193	441	262
•	The increase in net cash provided by operating activities in the three months ended March 31, 2007 was primarily due to higher net income while the increase in the six months ended March 31, 2007 was primarily due to favorable working capital management, primarily accounts payable and accrued liabilities, and higher net income.

•	The decrease in net cash used in investing activities for the three months ended March 31, 2007 was due to the cash received from business divestitures in the current period and cash used in the prior period for business acquisitions while the decrease for the six months ended March 31, 2007 was due to the prior year’s use of cash for the December 2005 York acquisition.

•	The increase in net cash used by financing activities for the three months ended March 31, 2007 is primarily the result of lower cash inflows from long term debt borrowings as compared to the three months ended March 31, 2006.

•	The decrease in net cash provided by financing activities for the six months ended March 31, 2007 reflects the financing of the York acquisition in the prior period.

•	The majority of the capital spending for property, plant and equipment in the three and six months ended March 31, 2007 was for capacity related investments in the power solutions business and the timing of program launch related investments within the automotive experience business.
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
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s long-lived asset impairment analyses indicate that assets are not impaired based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At March 31, 2007, the Company does not have any material assets whose recovery is at risk.
Capitalization

	March 31,	September 30,		March 31,
(In millions)	2007	2006	Change	2006	Change
Short-term debt	$361	$209	73%	$445	-19%
Long-term debt	4,260	4,534	-6%	4,768	-11%
Shareholders’ equity	7,815	7,355	6%	6,395	22%

Total capitalization	$12,436	$12,098	3%	$11,608	7%

Total debt as a % of total capitalization	37.2%	39.2%		44.9%

•	In December 2006, the Company entered into a $2.0 billion five-year revolving credit facility which replaced the Company’s existing $1.6 billion five-year revolving credit facility that was scheduled to expire in 2010. The new credit agreement matures in December 2011. The Company uses the revolving credit facility to provide a liquidity backstop for the Company’s commercial paper, and the facility is available for general corporate purposes. There were no draws on any of the committed credit lines through March 31, 2007.

•	In December 2006, the Company entered into a 12 billion yen (approximately $101 million), three year, floating rate loan. The net proceeds of the bank loan were used to repay commercial paper obligations.

•	In January 2006, the Company issued $2.5 billion in floating and fixed rate notes consisting of the following four series: $500 million floating rate notes due in fiscal year 2008, $800 million fixed rate notes due in fiscal year 2011, $800 million fixed rate notes due in fiscal year 2016 and $400 million fixed rate notes due in fiscal year 2036. The Company also entered into a 24 billion yen (approximately $210 million), three year, floating rate loan. The net proceeds of the offering and the bank loan were used to repay the unsecured commercial paper obligations that were used to initially finance the York acquisition.

•	The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at March 31, 2007 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, debt maturities, stock repurchases and any potential acquisitions in the remainder of fiscal year 2007 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

•	The Company expects the total debt as a percentage of total capitalization to decline to approximately 30% by the end of fiscal year 2007.
New Accounting Standards
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its consolidated financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the fiscal year 2007 year-end balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end no later than fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 158 will have on its consolidated financial condition.
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
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning October 1, 2007. The Company is assessing the potential impact that the adoption of FIN No. 48 will have on its previously established tax reserves, consolidated financial condition, or results of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2007, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, which was filed with the SEC on December 5, 2006, liabilities may potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

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
In 1989, Johnson Controls initiated an action in the Milwaukee County, Wisconsin Circuit Court, Johnson Controls, Inc. v. Employers Insurance of Wausau, which sought reimbursement under comprehensive general liability insurance policies dating from 1954 through 1985 for costs relating to certain environmental matters. In 1995, the Circuit Court dismissed the action based on the Wisconsin Supreme Court’s decision in City of Edgerton v. General Casualty Co. of Wisconsin. The Company twice appealed the case to the Court of Appeals and then petitioned the Wisconsin Supreme Court to review the lower courts’ judgments. The Supreme Court granted the petition, and on July 11, 2003, overruled its decision in the Edgerton case, and found that the comprehensive general liability insurance policies may provide coverage for environmental damages. The Supreme Court’s decision remanded the case to the Circuit Court for further consideration. In fiscal years 2005 and 2006, the Company filed motions for declaratory judgment, in which it sought a ruling that some of its insurers breached their respective duties to defend, thus waiving defenses against the Company’s environmental claims. The Company is currently in settlement negotiations with certain of the insurance company defendants. In the third quarter of fiscal year 2006, it reached agreement with one of the defendants and in the first quarter of fiscal year 2007, an additional two defendants. The ultimate outcome of claims against the other defendants cannot be determined at this time; however, the Company expects a decision on its motions for declaratory judgment during fiscal year 2007. On the basis of past settlements, the likely level of recoveries from remaining defendants and the materiality reporting threshold for the Company, the Company does not intend to discuss this litigation in future filings.
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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three or six months ended March 31, 2007. Citibank reduced its holdings of Company stock by 100,000 shares in the quarter ended March 31, 2007 in connection with the Swap Agreement. There were no purchases by Citibank in the three or six months ended March 31, 2007.
The following table presents information regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended March 31, 2007.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of		Shares Purchased as	May Yet be
	Shares	Average Price	Part of the Publicly	Purchased under the
Period	Purchased	Paid per Share	Announced Program	Programs

1/1/07 – 1/31/07
Purchases by Company (1)	2,424	$81.58	—	$193,714,732

2/1/07 – 2/28/07
Purchases by Company (1)	4,177	$97.46	—	$193,714,732

3/1/07 – 3/31/07
Purchases by Company (1)	175,651	$94.40	173,797	$177,309,460

1/1/07 – 1/31/07
Purchases by Citibank (2)	—	—	—	$42,818,000

2/1/07 – 2/28/07
Purchases by Citibank (2)	—	—	—	$40,540,000

3/1/07 – 3/31/07
Purchases by Citibank (2)	—	—	—	$48,608,000

(1)	The repurchases of the Company’s common stock by the Company relate to shares purchased as part of the publicly announced program or stock option and restricted stock transactions that are treated as repurchases of Company common stock for purposes of this disclosure.

(2)	Citibank may purchase shares of the Company’s stock up to an amount equal to $200 million. The approximate dollar value of shares that may yet be purchased under the Citibank program fluctuates based on the market value of the Company’s stock and/or sales by Citibank of the Company’s stock.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 38 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: May 8, 2007	By:	/s/ R. Bruce McDonald

R. Bruce McDonald Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description
10	Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended through March 21, 2006 (corrected version).

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 8, 2007, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.