Form 10-Q
period 2007-06-30
JOHNSON CONTROLS INC
filed 2007-08-06
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2007

Common Stock: $0.04 1/6 par value per share	197,817,239

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position (in millions, unaudited)

	June 30,	September 30,	June 30,
	2007	2006	2006
Assets

Cash and cash equivalents	$189	$293	$380
Accounts receivable — net	6,352	5,697	5,686
Inventories	1,968	1,731	1,740
Other current assets	1,638	1,543	1,538

Current assets	10,147	9,264	9,344

Property, plant and equipment — net	4,071	3,968	3,970
Goodwill	6,065	5,910	5,758
Other intangible assets — net	787	799	779
Investments in partially-owned affiliates	609	463	488
Other noncurrent assets	1,600	1,517	1,717

Total assets	$23,279	$21,921	$22,056

Liabilities and Shareholders’ Equity

Short-term debt	$462	$209	$248
Current portion of long-term debt	898	368	585
Accounts payable	4,760	4,216	4,315
Accrued compensation and benefits	924	919	1,019
Accrued income taxes	106	229	239
Other current liabilities	2,231	2,205	2,277

Current liabilities	9,381	8,146	8,683

Commitments and contingencies (Note 16)

Long-term debt	3,257	4,166	4,180
Postretirement health and other benefits	321	349	270
Minority interests in equity of subsidiaries	132	129	136
Other noncurrent liabilities	1,879	1,776	1,878
Shareholders’ equity	8,309	7,355	6,909

Total liabilities and shareholders’ equity	$23,279	$21,921	$22,056

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
		Revised		Revised
	2007	2006	2007	2006
Net sales
Products and systems*	$7,199	$6,950	$20,732	$20,658
Services*	1,712	1,440	4,881	3,427

	8,911	8,390	25,613	24,085

Cost of sales
Products and systems	6,202	6,004	18,146	18,290
Services	1,325	1,174	3,816	2,613

	7,527	7,178	21,962	20,903

Gross profit	1,384	1,212	3,651	3,182

Selling, general and administrative expenses	(831)	(736)	(2,495)	(2,201)
Restructuring costs	—	(197)	—	(197)
Net financing charges	(71)	(74)	(209)	(196)
Equity income	20	28	68	72

Income from continuing operations before income taxes and minority interests	502	233	1,015	660

Provision for (benefit from) income taxes	106	(111)	176	(37)
Minority interests in net earnings of subsidiaries	—	8	13	32

Income from continuing operations	396	336	826	665

Income (loss) from discontinued operations, net of income taxes	—	2	(10)	3

Loss on sale of discontinued operations, net of income taxes	—	—	(30)	—

Net income	$396	$338	$786	$668

Earnings per share from continuing operations
Basic	$2.01	$1.72	$4.20	$3.43

Diluted	$1.98	$1.70	$4.14	$3.39

Earnings per share
Basic	$2.01	$1.73	$4.00	$3.44

Diluted	$1.98	$1.71	$3.95	$3.40

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and facility management services.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Operating Activities
Net income	$396	$338	$786	$668

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	182	168	532	494
Amortization of intangibles	12	10	36	30
Equity in earnings of partially-owned affiliates, net of dividends received	8	(10)	(24)	(9)
Minority interests in net earnings of subsidiaries	—	8	13	32
Deferred income taxes	3	(263)	(46)	(343)
Non-cash restructuring costs	—	51	—	51
Loss on sale of discontinued operations	—	—	30	—
Other	14	20	55	38
Changes in working capital, excluding acquisitions and divestitures of businesses:
Accounts receivable	(351)	93	(479)	74
Inventories	(102)	(119)	(192)	(160)
Other current assets	(166)	16	(123)	42
Restructuring reserves	(60)	138	(123)	91
Accounts payable and accrued liabilities	274	288	400	(102)
Accrued income taxes	30	(62)	(18)	156

Cash provided by operating activities	240	676	847	1,062

Investing Activities
Capital expenditures	(141)	(176)	(582)	(438)
Sale of property, plant and equipment	28	—	45	13
Acquisition of businesses, net of cash acquired	(17)	(11)	(17)	(2,597)
Business divestitures	—	—	35	37
Recoverable customer engineering expenditures	—	(1)	—	—
Settlement of cross-currency interest rate swaps	(64)	—	(121)	66
Changes in long-term investments	—	(19)	3	(58)

Cash used by investing activities	(194)	(207)	(637)	(2,977)

Financing Activities
Increase (decrease) in short-term debt — net	96	(208)	164	(480)
Increase in long-term debt	4	4	109	2,729
Repayment of long-term debt	(103)	(17)	(485)	(118)
Payment of cash dividends	(65)	(54)	(195)	(163)
Stock repurchases	(3)	—	(26)	—
Other	42	32	119	156

Cash provided (used) by financing activities	(29)	(243)	(314)	2,124

Increase (decrease) in cash and cash equivalents	$17	$226	$(104)	$209

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)
1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2006. The results of operations for the three and nine month periods ended June 30, 2007 are not necessarily indicative of results for the Company’s 2007 fiscal year because of seasonal and other factors.

Certain prior period amounts have been revised to conform to the current year’s presentation. The Company has revised its consolidated statements of income for the three and nine months ended June 30, 2006 to reclassify certain amounts previously reported within miscellaneous-net to cost of sales, selling, general and administrative expenses and net financing charges.

2.	New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the fiscal year 2007 year-end balance sheet, with changes in the funded status recognized through accumulated other comprehensive income in the year in which they occur. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end no later than fiscal year 2009. The Company has assessed the potential impact that the initial adoption of SFAS No. 158 will have on its consolidated financial condition and expects to record a reduction of accumulated other comprehensive income in shareholders’ equity of between $150 million and $250 million, after taxes.

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

In June 2006, the FASB issued FASB Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning October 1, 2007. The Company is assessing the potential impact that the adoption of FIN 48 will have on its previously established tax reserves, consolidated financial condition or results of operations.

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

The Company recorded restructuring reserves of $161 million related to the York acquisition, including workforce reductions of approximately 3,150 building efficiency employees (850 for North America Systems, 300 for North America Service, 60 for North America Unitary Products, 1,150 for Europe and 790 for Rest of World), the closure of two manufacturing plants (one in North America Systems and one in Rest of World), the merging of other plants and branch offices with existing Company facilities and

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
contract terminations. These restructuring activities were recorded as costs of the acquisition and were provided for in accordance with FASB Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipates that substantially all of the restructuring actions will be completed by the end of fiscal year 2007.

As of June 30, 2007, approximately 1,800 employees have been separated from the Company pursuant to the York restructuring, including 275 for North America Systems, 50 for North America Unitary Products, 1,100 for Europe and 375 for Rest of World.

The following table summarizes the changes in the Company’s York restructuring reserves, included within other current liabilities in the condensed consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2006	$50	$49	$6	$105
Adjustments	(3)	6	—	3
Utilized — Cash	(6)	(4)	—	(10)
Utilized — Noncash	—	—	1	1

Balance at December 31, 2006	41	51	7	99
Utilized — Cash	(6)	(2)	—	(8)

Balance at March 31, 2007	35	49	7	91
Utilized — Cash	(7)	(17)	—	(24)
Utilized — Noncash	—	—	(2)	(2)

Balance at June 30, 2007	$28	$32	$5	$65

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

4.	Discontinued Operations

In March 2007, the Company completed the sale of the Bristol Compressor business for approximately $45 million, of which $35 million was received in cash in the three months ended March 31, 2007 and an additional $10 million is pending final purchase price adjustments. The sale of the Bristol Compressor business, which was acquired in December 2005 as part of the York transaction (see Note 3), resulted in a loss of approximately $44 million ($27 million after-tax), including related costs.

In the second quarter of fiscal year 2007, the Company settled a claim related to the February 2005 sale of its engine electronics business that resulted in a loss of approximately $4 million ($3 million after-tax).

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following summarizes the net sales, income (loss) before income taxes and minority interests, and income (loss) per share from discontinued operations amounts for the three and nine months ended June 30, 2007 and 2006 (in millions, except per share amounts):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net sales	$—	$57	$54	$135
Income (loss) before income taxes and minority interests	—	4	(13)	5
Income (loss) per share from discontinued operations
Basic	$—	$0.01	$(0.05)	$0.01

Diluted	$—	$0.01	$(0.05)	$0.01

Loss per share on sale of discontinued operations
Basic	$—	$—	$(0.15)	$—

Diluted	$—	$—	$(0.15)	$—

Net assets of the Bristol Compressor business at the disposal date totaled approximately $86 million, which consisted of current assets of $97 million, fixed assets of $6 million and liabilities of $17 million.

5.	Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable - net related to these contracts were $596 million, $455 million and $393 million at June 30, 2007, September 30, 2006, and June 30, 2006, respectively. Amounts included within other current liabilities were $521 million, $314 million and $292 million at June 30, 2007, September 30, 2006, and June 30, 2006, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

	June 30,	September 30,	June 30,
	2007	2006	2006
Raw materials and supplies	$751	$655	$661
Work-in-process	317	294	303
Finished goods	952	834	825

FIFO inventories	2,020	1,783	1,789
LIFO reserve	(52)	(52)	(49)

Inventories	$1,968	$1,731	$1,740

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the three month period ended September 30, 2006 and the nine month period ended June 30, 2007 were as follows (in millions):

			Currency
	June 30,	Business	Translation and	September 30,
	2006	Acquisitions	Other	2006
Building efficiency
North America Systems	$45	$451	$—	$496
North America Service	15	596	4	615
North America Unitary Products	—	473	—	473
Global Workplace Solutions	188	—	(22)	166
Europe	219	147	4	370
Rest of World	72	411	4	487
York Acquisition	1,952	(1,952)	—	—
Automotive experience
North America	1,179	—	(3)	1,176
Europe	1,049	—	17	1,066
Asia	198	1	1	200
Power solutions	841	—	20	861

Total	$5,758	$127	$25	$5,910

			Currency
	September 30,	Business	Translation and	June 30,
	2006	Acquisitions	Other	2007
Building efficiency
North America Systems	$496	$—	$4	$500
North America Service	615	1	10	626
North America Unitary Products	473	—	11	484
Global Workplace Solutions	166	2	10	178
Europe	370	—	8	378
Rest of World	487	—	30	517
Automotive experience
North America	1,176	—	5	1,181
Europe	1,066	10	60	1,136
Asia	200	—	(12)	188
Power solutions	861	—	16	877

Total	$5,910	$13	$142	$6,065

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	June 30, 2007			September 30, 2006			June 30, 2006
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$305	$(138)	$167	$300	$(126)	$174	$296	$(119)	$177
Unpatented technology	33	(12)	21	31	(9)	22	33	(9)	24
Customer relationships	318	(24)	294	304	(15)	289	260	(12)	248
Miscellaneous	29	(25)	4	33	(20)	13	30	(16)	14

Total amortized intangible assets	685	(199)	486	668	(170)	498	619	(156)	463
Unamortized intangible assets
Trademarks	295	—	295	295	—	295	309	—	309
Pension asset	6	—	6	6	—	6	7	—	7

Total unamortized intangible assets	301	—	301	301	—	301	316	—	316

Total intangible assets	$986	$(199)	$787	$969	$(170)	$799	$935	$(156)	$779

Amortization of other intangible assets for the nine month periods ended June 30, 2007 and 2006 was $36 million and $30 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $36 million per year over the next five years.

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

The change in the carrying amount of the Company’s total product warranty liability for the nine months ended June 30, 2007 was as follows (in millions):

Balance as of September 30, 2006	$189
Accruals for warranties issued during the period	85
Accruals from acquisition	5
Accruals related to pre-existing warranties (including changes in estimates)	6
Settlements made (in cash or in kind) during the period	(101)
Currency translation	4

Balance as of June 30, 2007	$188

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9.	Restructuring Costs

As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal year 2006 and recorded a $197 million restructuring charge in that quarter. During the fourth quarter of fiscal year 2006, the Company increased its 2006 Plan restructuring charge by $8 million for additional employee severance and termination benefits. The 2006 Plan, which primarily includes workforce reductions and plant consolidations in the automotive experience and building efficiency businesses, is expected to be substantially completed by the end of the first quarter of fiscal year 2008. The automotive experience business related restructuring is focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business mostly relate to Europe where the Company has launched a systems redesign initiative. The Company expects to incur other related and ancillary costs associated with some of these restructuring activities in future periods. These costs are not expected to be material and will be expensed as incurred.

The 2006 Plan includes workforce reductions of approximately 5,000 employees (2,500 for automotive experience — North America, 1,400 for automotive experience — Europe, 200 for building efficiency — North America, 600 for building efficiency — Europe, 280 for building efficiency — Rest of World and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits will be paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2007, approximately 3,000 employees have been separated from the Company pursuant to the 2006 Plan. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience — North America, 3 in automotive experience — Europe, 1 in building efficiency — Europe and 1 in building efficiency — Rest of World). The restructuring charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis.

The following table summarizes the changes in the Company’s 2006 Plan reserve, included within other current liabilities in the condensed consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2006	$125	$12	$1	$138
Utilized — Cash	(18)	(1)	—	(19)
Utilized — Noncash	—	—	(1)	(1)

Balance at December 31, 2006	107	11	—	118
Utilized — Cash	(15)	(1)	—	(16)
Utilized — Noncash	—	—	1	1

Balance at March 31, 2007	92	10	1	103
Utilized — Cash	(22)	(3)	—	(25)
Utilized — Noncash	—	—	(1)	(1)

Balance at June 30, 2007	$70	$7	$—	$77

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In the second quarter of fiscal year 2005, the Company committed to a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge in that quarter. During the fourth quarter of fiscal year 2006, the Company reversed $6 million of restructuring reserves that were not expected to be utilized. This restructuring charge included workforce reductions of approximately 3,900 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2007, approximately 3,375 employees have separated from the Company pursuant to the 2005 Plan. In addition, the 2005 Plan included 12 plant closures, all of which have been completed as of June 30, 2007. The charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis. The closures/restructuring activities are primarily concentrated in Europe and North America.

As of June 30, 2007 and September 30, 2006, the remaining 2005 Plan reserves were $10 million and $31 million, respectively. During fiscal year 2007, the Company utilized $23 million in cash payments ($21 million for employee severance and termination benefits and $2 million in other restructuring costs) and incurred another $2 million in net currency translation adjustments related to the 2005 Plan reserve. The remaining 2005 Plan reserves relate to employee severance and termination benefits for automotive experience — Europe, which are expected to be substantially paid in the fourth quarter of fiscal year 2007.

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

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $121 million and $148 million for the three months ended June 30, 2007 and 2006, respectively, and $390 million and $410 million for the nine months ended June 30, 2007 and 2006, respectively. These expenditures are net of customer reimbursements of $70 million and $75 million for the three months ended June 30, 2007 and 2006, respectively, and $183 million and $228 million for the nine months ended June 30, 2007 and 2006, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.	Income Taxes

The more significant discrete period items affecting the Company’s income tax provision from continuing operations are as follows (in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Federal, state and foreign income tax expense	$106	$49	$213	$139

Valuation allowance adjustments	—	(131)	—	(163)
Restructuring charge	—	(19)	—	(19)
Uncertain tax positions	—	(10)	(15)	(10)
Foreign dividend repatriation	—	—	—	31
Change in tax status of foreign subsidiary	—	—	(22)	(11)
Disposition of a joint venture	—	—	—	(4)

Provision for income taxes	$106	$(111)	$176	$(37)

Effective Tax Rate Adjustment

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2007 and 2006, the Company’s estimated annual effective income tax rate for continuing operations was 21.0%.

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

In the third quarter of fiscal year 2006, the Company completed an analysis of its German operations and, based on cumulative income over a 36-month period, an assessment of expected future profitability in Germany and finalization of the 2006 Plan, determined that it was more likely than not that the tax benefits of certain operating loss and tax credit carryforwards in Germany would be utilized in the future. As such, the Company reversed $131 million attributable to these operating loss and tax credit carryforwards in the quarter ended June 30, 2006 as a credit to income tax expense, net of remaining valuation allowances at certain German subsidiaries and tax reserve requirements.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

In the second quarter of fiscal year 2007, the Company reduced its income tax liability by $15 million due to the favorable resolution of certain tax audits. The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1999 through 2003 remain under various stages of audit by the Internal Revenue Service and respective foreign tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At June 30, 2007, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the condensed consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

In the third quarter of fiscal year 2006, the Company recorded a $10 million tax benefit related to a favorable tax audit resolution in a foreign jurisdiction.

Foreign Dividend Repatriation

In October 2004, the President signed the American Jobs Creation Act of 2004 (AJCA). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign operations. The deduction is subject to a number of limitations. During the quarter ended March 31, 2006, the Company completed its evaluation of its repatriation plans and approximately $674 million of foreign earnings were designated for repatriation to the U.S. pursuant to the provisions of the AJCA. The increase in income tax liability related to the Company’s AJCA initiatives totaled $42 million. The Company recorded $31 million of net income tax expense in the quarter ended March 31, 2006 as $11 million had been previously recorded by York prior to the acquisition in accordance with York’s approved repatriation plan.

Change in Tax Status of Foreign Subsidiary

For the three and nine months ended June 30, 2007, the tax provision decreased as a result of a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands. For the nine months ended June 30, 2006, the tax provision decreased as a result of an $11 million tax benefit realized by a change in tax status of an automotive experience subsidiary in Hungary and a building efficiency subsidiary in the Netherlands.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other Discrete Period Items

For the nine months ended June 30, 2006, the tax provision also decreased due to a $4 million nonrecurring tax benefit related to a $9 million gain from the disposition of the Company’s interest in a German joint venture.

Tax Law Changes

In March 2007, the People’s National Congress in the People’s Republic of China approved a new tax reform law to align the tax regime applicable to foreign-owned Chinese enterprises with those applicable to domestically-owned Chinese enterprises. The new law will be effective on January 1, 2008. The Company believes that the new tax reform law will not have a material impact on its consolidated financial condition, results of operations or cash flows.

Discontinued Operations

The Company utilized an effective tax rate for discontinued operations of approximately 38% for its Bristol Compressors’ business. This effective tax rate approximates the local statutory rate adjusted for permanent differences.

12.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106” (in millions):

	U.S. Pension Plans
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Service cost	$19	$22	$56	$65
Interest cost	33	27	97	84
Expected return on plan assets	(38)	(35)	(114)	(108)
Amortization of transition obligation	—	—	(1)	(1)
Amortization of net actuarial loss	2	9	8	27
Amortization of prior service cost	—	—	1	1
Curtailment loss	—	—	—	2

Net periodic benefit cost	$16	$23	$47	$70

	Non-U.S. Pension Plans
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Service cost	$9	$10	$28	$30
Interest cost	16	12	46	36
Expected return on plan assets	(14)	(11)	(41)	(31)
Amortization of net actuarial loss	2	2	6	7

Net periodic benefit cost	$13	$13	$39	$42

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Postretirement Health and Other Benefits
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Service cost	$1	$2	$4	$5
Interest cost	5	5	14	13
Amortization of net actuarial (gain) loss	—	(1)	—	1
Amortization of prior service cost	(1)	2	(4)	(2)
Curtailment gain	—	(2)	—	(2)

Net periodic benefit cost	$5	$6	$14	$15

13.	Earnings Per Share

The following table reconciles the denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Weighted Average Shares Outstanding
Basic weighted average shares outstanding	197.3	195.1	196.6	194.2
Effect of dilutive securities:
Stock options	3.1	2.2	2.7	2.1

Diluted weighted average shares outstanding	200.4	197.3	199.3	196.3

Antidilutive Securities
Options to purchase common shares	—	—	0.1	0.1
14.	Comprehensive Income

A summary of comprehensive income is shown below (in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$396	$338	$786	$668
Realized and unrealized gains (losses) on derivatives	41	(35)	20	(23)
Foreign currency translation adjustments	65	232	204	213

Other comprehensive income	106	197	224	190

Comprehensive income	$502	$535	$1,010	$858

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

The favorable foreign currency translation adjustments (CTA) for the three and nine months ended June 30, 2007 were primarily due to the strengthening of foreign currencies, mainly the euro and British pound sterling, against the U.S. dollar.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income account until realized. Net losses of approximately $3 million and $40 million were recorded for the three month periods ended June 30, 2007 and 2006, respectively, and net losses of approximately $37 million and $33 million were recorded for the nine month periods ended June 30, 2007 and 2006, respectively.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Beginning in fiscal year 2007, Company management, including the chief operating decision maker, adjusted their measurement of business unit performance, changing from operating income to segment income, which represents income from continuing operations before income taxes and minority interests excluding net financing charges. The primary reason for the modification was to reflect equity income in earnings for each business operation given its growing significance to the Company’s global business strategies. Segment income will continue to exclude restructuring costs and certain significant gains and losses. The amounts for the three and nine month periods ended June 30, 2006 have been revised to conform to the current year presentation. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Building efficiency
North America Systems	$519	$426	$1,447	$1,145
North America Service	590	516	1,597	1,315
North America Unitary Products	283	266	675	552
Global Workplace Solutions	657	520	1,973	1,450
Europe	578	539	1,743	1,336
Rest of World	620	556	1,697	1,323

	3,247	2,823	9,132	7,121

Automotive experience
North America	1,988	2,036	5,549	6,341
Europe	2,312	2,288	6,767	6,755
Asia	335	357	1,080	1,133

	4,635	4,681	13,396	14,229

Power solutions	1,029	886	3,085	2,735

Total net sales	$8,911	$8,390	$25,613	$24,085

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Segment Income
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Building efficiency
North America Systems	$63	$41	$135	$78
North America Service	69	50	117	69
North America Unitary Products	28	31	42	36
Global Workplace Solutions	17	16	49	46
Europe	33	3	53	(20)
Rest of World	64	50	138	78

	274	191	534	287

Automotive experience
North America	52	62	(1)	147
Europe	139	121	339	303
Asia	(11)	10	(2)	7

	180	193	336	457

Power solutions	119	120	354	309

Total segment income	$573	$504	$1,224	$1,053

Net financing charges	(71)	(74)	(209)	(196)
Restructuring costs	—	(197)	—	(197)

Income from continuing operations before income taxes and minority interests	$502	$233	$1,015	$660

For the three months ended June 30, 2006, the Company recorded income related to a favorable legal settlement associated with the recovery of previously incurred environmental costs in the power solutions segment ($33 million). The Company also recorded income related to this legal settlement in North America Systems ($7 million) and other segments ($6 million) that was offset by other unfavorable commercial and legal settlements. In the aggregate, net legal and other commercial settlements during the three months ended June 30, 2006 totaled $33 million.

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

The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
of the loss is reasonably estimable. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company has entered into supply contracts with certain vendors that include minimum volume requirements which, if not met, could subject the Company to potential liabilities. At the end of the third quarter of fiscal year 2007, there were no known volume shortfalls for which the Company was contractually obligated. These supply contracts include cancellation penalties in the event that either party elects to terminate the agreement prior to its expiration. Such penalties, if incurred, could be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

17.	Subsequent Event

On July 25, 2007, the Company announced a three-for-one stock split effective October 2, 2007 to shareholders of record on September 14, 2007.

PricewaterhouseCoopers LLP
100 E. Wisconsin Ave., Suite 1800
Milwaukee WI 53202
Telephone (414) 212 1600
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income for each of the three-month and nine-month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the three-month and nine-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
August 6, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to Johnson Controls, Inc. and its consolidated subsidiaries.
The Company has made forward-looking statements in this document pertaining to its financial results for fiscal year 2007 that are based on preliminary data and are subject to risks and uncertainties. The Company believes these to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements. Forward looking statements include information concerning possible or assumed future risks and may include words such as “outlook,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “believes,” “should,” “projects,” “forecasts,” “guidance” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. For those statements, the Company cautions that numerous important factors, such as those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, which was filed with the U.S. Securities and Exchange Commission (SEC) on December 5, 2006, could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.
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
The following information should be read in conjunction with the September 30, 2006 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2006 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended June 30, 2007 compared to the three months ended June 30, 2006, while references to “Year-to-Date” refer to the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006.
Summary

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Net sales	$8,911	$8,390	6%	$25,613	$24,085	6%

Income from continuing operations before income taxes and minority interests	502	233	115%	1,015	660	54%

Three Months:
•	The $521 million increase in consolidated net sales was primarily due to growth in the building efficiency business ($424 million), related to strong worldwide commercial markets, higher global workplace solutions volumes and synergies from the York acquisition, and higher sales in the power solutions business ($143 million) related to higher unit prices resulting from significant increases in the cost of lead, partially offset by lower volumes in the automotive experience business ($46 million) reflecting lower global demand and the discontinuance of certain automobile models in North America and Europe. Included in the amounts above are the favorable effects of foreign currency translation (approximately $265 million).

•	The $269 million increase in income from continuing operations before income taxes and minority interests was primarily due to the effect of restructuring costs on prior year results ($197 million), higher sales volume and margin expansion in the building efficiency business ($83 million) and favorable product mix in the power solutions business ($32 million), partially offset by the effect on prior year results of a net non-recurring recovery of previously incurred environmental costs ($33 million) and lower automotive experience results ($13 million).
Year-to-Date:
•	The $1.5 billion increase in consolidated net sales was primarily due to growth in the building efficiency business ($2.0 billion), related to the impact of the December 2005 York acquisition, strong worldwide commercial markets, higher global workplace solutions volumes and synergies from the York acquisition, and higher power solutions net sales ($350 million) related to higher unit prices resulting from significant increases in the cost of lead, partially offset by lower sales in the automotive experience business ($833 million) reflecting the weaker North American automotive market. Included in the amounts above are the favorable effects of foreign currency translation (approximately $910 million).

•	The $355 million increase in income from continuing operations before income taxes and minority interests was primarily due to the effect from restructuring costs on prior year results ($197 million) and York integration costs, higher sales volume and margin expansion in the building efficiency business, favorable product mix in the power solutions business, improved margins resulting from operational efficiencies and the benefits of cost reduction programs in automotive experience Europe, and the effect on prior year results of an expense of approximately $53 million related to the York acquisition for the amortization of the write-up of inventory. This increase was partially offset by lower volume, unfavorable vehicle platform sales mix and higher launch costs in automotive experience North America ($148 million) and net non-recurring recovery of previously incurred environmental costs ($33 million).
Segment Analysis
Management historically evaluated the performance of its operating segments based primarily on operating income excluding restructuring costs and significant gains and losses. For this purpose, consolidated operating income also excluded interest income and expense, equity in earnings of partially-owned affiliates, gains and losses from sales of businesses, certain foreign currency gains and losses, and certain miscellaneous revenues and expenses.
Beginning in fiscal year 2007, Company management, including the chief operating decision maker, adjusted their measurement of business unit performance, changing from operating income to segment income, which represents income from continuing operations before income taxes and minority interests excluding net financing charges and restructuring costs. The primary reason for the modification was to reflect equity income in earnings for each business operation given its growing significance to the Company’s global business strategies. Segment income will continue to exclude restructuring costs and certain significant gains and losses. The Company has revised its prior period segment reporting to conform to the current year’s presentation.

Building Efficiency — Net Sales

	Net Sales			Net Sales
	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
North America Systems	$519	$426	22%	$1,447	$1,145	26%
North America Service	590	516	14%	1,597	1,315	21%
North America Unitary Products	283	266	6%	675	552	22%
Global Workplace Solutions	657	520	26%	1,973	1,450	36%
Europe	578	539	7%	1,743	1,336	30%
Rest of World	620	556	12%	1,697	1,323	28%

	$3,247	$2,823	15%	$9,132	$7,121	28%

Three Months:
•	The increases in North America Systems and North America Service were primarily due to higher commercial volumes in the construction and replacement markets.

•	The increase in Global Workplace Solutions primarily reflects new and expanded contracts in Europe and North America and the favorable impact of foreign currency translation (approximately $25 million).

•	The increase in Europe reflects the favorable impact of foreign currency translation (approximately $40 million).

•	The increase in Rest of World is due to volume increases in Asia Pacific, China and Latin America.
Year-to-Date:
•	The increases in North America Systems, North America Service, Europe and Rest of World were primarily due to higher commercial volumes and the impact of the December 2005 York acquisition. Net sales in Europe were also favorably impacted by foreign currency translation (approximately $130 million).

•	The increase in North America Unitary Products is primarily due to the impact of the December 2005 York acquisition, partially offset by a continued decline in new home construction.

•	The increase in Global Workplace Solutions primarily reflects new and expanded contracts in Europe and North America and the favorable impact of foreign currency translation (approximately $80 million).

Building Efficiency — Segment Income

	Segment Income			Segment Income
	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
North America Systems	$63	$41	54%	$135	$78	73%
North America Service	69	50	38%	117	69	70%
North America Unitary Products	28	31	-10%	42	36	17%
Global Workplace Solutions	17	16	6%	49	46	7%
Europe	33	3	*	53	(20)	*
Rest of World	64	50	28%	138	78	77%

	$274	$191	43%	$534	$287	86%

*	Measure not meaningful.
Three Months:
•	The increases for North America Systems, North America Service and Europe were primarily due to higher sales volumes and margin expansion, partially offset by higher selling, general and administrative (SG&A) expenses needed to support business growth.

•	The decrease in North America Unitary Products was primarily due to lower unit volumes and product cost increases.

•	The increase in Rest of World was primarily due to volume and margin increases in Asia Pacific, China and Latin America.
Year-to-Date:
•	For all building efficiency segments, the current period includes two additional months of segment income related to the December 2005 York acquisition. The prior year period also included $53 million of expense related to the York acquisition for the amortization of the write-up of inventory ($5 million for North America Systems, $7 million for North America Service, $14 million for North America Unitary Products, $16 million for Europe and $11 million for Rest of World).

•	The increase in North America Systems was also due to higher sales volumes, improved pricing, margin expansion, realization of synergies from the York acquisition and the effect on prior year results of non-recurring York integration costs, partially offset by higher SG&A expenses needed to support the business growth and unfavorable commodity costs, primarily copper.

•	The increase in North American Service, North America Unitary Products, Europe and Rest of World were also due to the effect of prior year results of non-recurring York integration costs, the realization of synergies associated with the York acquisition, higher sales volumes and operational efficiencies from the branch office redesign efforts implemented in Europe in the prior year.
Automotive Experience — Net Sales

	Net Sales			Net Sales
	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
North America	$1,988	$2,036	-2%	$5,549	$6,341	-12%
Europe	2,312	2,288	1%	6,767	6,755	0%
Asia	335	357	-6%	1,080	1,133	-5%

	$4,635	$4,681	-1%	$13,396	$14,229	-6%

Three Months:
•	The decrease in North America was primarily due to volume reductions at General Motors Corporation, Nissan Motor Company and DaimlerChrysler AG, partially offset by volume increases with Toyota Motor Corporation and Ford Motor Company. The decrease in net sales of 2% was in line with the industry’s estimated domestic production decrease of 7%, primarily due to the Company’s platform mix relative to the industry.

•	The increase in Europe was primarily due to the favorable impact of currency translation (approximately $175 million). Excluding the foreign currency impact, Europe net sales decreased 7% from the prior year as a result of lower volumes and/or discontinued programs with Honda Motor Company, Nissan Motor Company, DaimlerChrysler AG, General Motors Corporation and BMW AG, partially offset by new business with Kia Motors Corporation.

•	The decrease in Asia was primarily due to lower volumes with Nissan Motor Company in Japan.
Year-to-Date:
•	The decrease in North America was primarily due to volume reductions at all significant automotive customers except Toyota Motor Corporation. Full-size pick-up truck and sport utility vehicle programs with General Motors Corporation, Ford Motor Company and DaimlerChrysler AG experienced the most significant volume declines and were the primary cause of the segment’s net sales decline.

•	European net sales were consistent with the prior period as decreased volumes with DaimlerChrysler AG, General Motors Corporation and Volkswagen AG were offset by electronics volume increases and the favorable impact of foreign currency translation (approximately $600 million).

•	The decrease in Asia was primarily due to lower volumes with Nissan Motor Company in Japan and with various local original equipment manufacturers (OEM) in Southeast Asia.
Automotive Experience — Segment Income

	Segment Income			Segment Income
	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
North America	$52	$62	-16%	$(1)	$147	*
Europe	139	121	15%	339	303	12%
Asia	(11)	10	*	(2)	7	*

	$180	$193	-7%	$336	$457	-26%

*	Measure not meaningful.
Three Months:
•	The decrease in North America was primarily due to lower sales volume, partially offset by lower SG&A expenses ($10 million) resulting from the favorable impact from prior year restructuring programs and other cost reduction initiatives.

•	The increase in Europe was primarily due to the benefits of cost reduction programs, purchasing savings and other operational efficiencies and the favorable impact of foreign currency translation (approximately $5 million), partially offset by lower sales volume and unfavorable vehicle platform sales mix.

•	The decrease in Asia was primarily due to lower sales volumes, start-up costs in China joint ventures and streamlining our cost base in Japan.

Year-to-Date:
•	The decrease in North America was primarily due to lower sales volume and higher launch costs, partially offset by cost reduction programs, purchasing savings and other operational efficiencies. SG&A expenses decreased $53 million, due to lower net engineering expenses and operational improvements resulting from prior period restructuring actions.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation (approximately $25 million), as well as cost reduction programs and purchasing savings, partially offset by lower sales volume and unfavorable vehicle platform sales mix.

•	The decrease in Asia was primarily due to lower sales volumes, start-up costs in China joint ventures and streamlining our cost base in Japan.
Power Solutions

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Net sales	$1,029	$886	16%	$3,085	$2,735	13%
Segment income	119	120	-1%	354	309	15%
Three Months:
•	Net sales increased primarily due to higher unit prices resulting from significant increases in the cost of lead and the favorable impact of foreign currency translation (approximately $25 million). Unit sales of automotive batteries were slightly higher in Europe due to improved OEM sales, while North American unit sales were down slightly due to lower aftermarket sales.

•	Excluding the effect on prior year results of the net non-recurring recovery of previously incurred environmental costs ($33 million), segment income was $32 million higher than the prior year due to favorable price/mix in North America and Europe.
Year-to-Date:
•	Net sales increased primarily due to higher unit prices resulting from significant increases in the cost of lead and the favorable impact of foreign currency translation (approximately $80 million). Unit sales of automotive batteries were down 2% in Europe due to weak aftermarket sales, and consistent with prior year levels in North America.

•	Segment income increased primarily due to a favorable product mix in all regions, especially Europe, the benefits of improved operational efficiencies and insurance recoveries related to a manufacturing facility fire in Europe, partially offset by unfavorable commodity costs, primarily lead, and the effect on prior year results of a net non-recurring recovery of previously incurred environmental costs ($33 million).
Net Financing Charges

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Net financing charges	$71	$74	-4%	$209	$196	7%

•	The decrease in net financing charges in the three month period is due to lower borrowing levels compared to the prior year period, partially offset by the impact of higher short-term interest rates.

•	The increase in net financing charges in the year-to-date period is due to a full nine months of interest expense associated with the financing of the York acquisition.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Tax provision	$106	$(111)	$176		$(37)
Effective tax rate	21.0%	*	17.4%		*
Base annual effective tax rate	21.0%	21.0%	21.0%		21.0%

*	Measure not meaningful.
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•	In the second quarter of fiscal year 2007, the tax provision decreased as a result of a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands. For the nine months ended June 30, 2006, the tax provision decreased as a result of an $11 million tax benefit realized by a change in tax status of an automotive experience subsidiary in Hungary and a building efficiency subsidiary in the Netherlands.

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

•	In the second quarter of fiscal year 2007, the Company reduced its income tax liability by $15 million due to the favorable resolution of certain income tax audits. The Company’s federal income tax returns and certain foreign income tax returns for fiscal years 1999 through 2003 remain under various stages of audit by the Internal Revenue Service and respective foreign tax authorities.

•	In the third quarter of fiscal year 2006, the Company recorded a $10 million tax benefit related to a favorable tax audit resolution in a foreign jurisdiction.

•	In the third quarter of fiscal year 2006, the Company completed an analysis of its German operations and, based on cumulative income over a 36-month period, an assessment of expected future profitability in Germany and finalization of the 2006 Plan, determined that it was more likely than not that the tax benefits of certain operating loss and tax credit carryforwards in Germany would be utilized in the future. As such, the Company reversed $131 million attributable to these operating loss and tax credit carryforwards in the quarter ended June 30, 2006 as a credit to income tax expense, net of remaining valuation allowances at certain German subsidiaries and tax reserve requirements.

•	In the third quarter of fiscal year 2006, the Company recorded a $19 million discrete period tax benefit related to third quarter 2006 restructuring costs using a blended statutory tax rate of 30.6%.

•	In the second quarter of fiscal year 2006, the income tax provision decreased $32 million due to the release of a valuation allowance in Mexico, mostly offset by an increase in the income tax provision of $31 million related to a nonrecurring foreign dividend repatriation expense. Additionally, for the nine months ended June 30, 2006, the income tax provision decreased $4 million due to a nonrecurring tax benefit related to a $9 million gain from the disposition of the Company’s interest in a German joint venture.

Net Income

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Income from continuing operations	$396	$336	18%	$826	$665	24%
Income (loss) from discontinued operations	—	2	*	(10)	3	*
Loss on sale of discontinued operations	—	—	*	(30)	—	*

Net income	$396	$338	17%	$786	$668	18%

*	Measure not meaningful.
•	The increase in income from continuing operations for the three months ended June 30, 2007 was primarily due to the effect of restructuring costs on the prior year results ($197 million) and higher sales volume and margin expansion in the building efficiency business ($83 million), and favorable product mix in the power solutions business ($32 million), partially offset by the effect on prior year results of a net non-recurring recovery of previously incurred environmental costs ($33 million), lower automotive experience results ($13 million) and an increase in the provision for income taxes ($217 million)

•	The increase in income from continuing operations for the nine months ended June 30, 2007 was primarily due to prior year restructuring costs ($197 million), prior year York integration costs, higher sales volume and margin expansion in the building efficiency business, favorable product mix in the power solutions business, improved margins resulting from operational efficiencies and the benefits of cost reduction programs in automotive experience Europe, and the effect on fiscal year 2006 results of approximately $53 million expense related to the York acquisition for the amortization of the write-up of inventory. This increase was partially offset by lower volume, unfavorable vehicle platform sales mix and higher launch costs in automotive experience North America ($148 million), an increase in the provision for income taxes ($213 million), net non-recurring prior year recovery of previously incurred environmental costs ($33 million) and a decrease in minority interests in net earnings of subsidiaries ($19 million).

•	Discontinued operations primarily represent Bristol Compressors, which was acquired as part of the December 2005 York acquisition. In March 2007, the Company completed the sale of the Bristol Compressor business, which resulted in an after tax loss of $27 million. Additionally, in the three months ended March 31, 2007, the Company settled a claim related to the February 2005 sale of its engine electronics business that resulted in an after tax loss of $3 million.
Outlook
On July 18, 2007, the Company confirmed its previously issued guidance for fiscal year 2007, projecting net sales of approximately $34.5 billion and diluted earnings per share from continuing operations of approximately $6.44 — $6.49 per share, which includes non-recurring tax benefits of $0.19 per share recorded in the three months ended March 31, 2007.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At June 30, 2007, the unearned backlog was $4.3 billion, compared to $3.7 billion at June 30, 2006, a 16% increase.

Financial Condition
Working Capital

	June 30,	September 30,		June 30,
(In millions)	2007	2006	Change	2006	Change
Working capital	$1,937	$1,357	43%	$1,001	94%

Accounts receivable	6,352	5,697	11%	5,686	12%
Inventories	1,968	1,731	14%	1,740	13%
Accounts payable	4,760	4,216	13%	4,315	10%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The increase in working capital as compared to September 30, 2006 and June 30, 2006 is primarily due to higher accounts receivable and inventories, partially offset by higher accounts payable.

•	The Company’s days sales in accounts receivable for the three months ended June 30, 2007 were 57, consistent with the comparable period ended September 30, 2006 and slightly higher than the 53 for the comparable period ended June 30, 2006. There has been no significant deterioration in the credit quality of the Company’s receivables or changes in revenue recognition policies. The increase in accounts receivable is consistent with higher sales volume.

•	The Company’s inventory turns for the three months ended June 30, 2007 were slightly higher than the periods ended September 30, 2006 and June 30, 2006. Power solutions inventories are higher than prior year periods due to the significant increase in lead costs. In addition, inventory levels in the building efficiency business are higher than prior periods to meet distributor requirements.
Cash Flows

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Net cash provided by operating activities	$240	$676	$847	$1,062
Net cash used by investing activities	194	207	637	2,977
Net cash provided (used) by financing activities	(29)	(243)	(314)	2,124
Capital expenditures	141	176	582	438
•	The decrease in net cash provided by operating activities in the three and nine months ended June 30, 2007 was primarily due to unfavorable working capital, primarily accounts receivable, inventories and other current assets, partially offset by increases in net income and favorable deferred income tax differences.

•	The decrease in net cash used in investing activities for the three months ended June 30, 2007 was due to a reduction in capital expenditures and proceeds received from the sale of property, plant and equipment, while the decrease for the nine months ended June 30, 2007 was primarily due to the December 2005 York acquisition.

•	The decrease in net cash used by financing activities for the three months ended June 30, 2007 is primarily the result of higher short-term debt levels compared to the prior year-end balances caused by higher working capital requirements.

•	The decrease in net cash provided by financing activities for the nine months ended June 30, 2007 reflects the financing of the York acquisition in the prior period.

•	The majority of the capital spending for property, plant and equipment in the three and nine months ended June 30, 2007 was for capacity related investments in the power solutions business and investments within the automotive experience business.
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
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s long-lived asset impairment analyses indicate that assets are not impaired based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At June 30, 2007, the Company has concluded that it does not have any material assets whose recovery is at risk.
Capitalization

	June 30,	September 30,		June 30,
(In millions)	2007	2006	Change	2006	Change
Short-term debt	$462	$209	121%	$248	86%
Long-term debt	4,155	4,534	-8%	4,765	-13%
Shareholders’ equity	8,309	7,355	13%	6,909	20%

Total capitalization	$12,926	$12,098	7%	$11,922	8%

Total debt as a % of total capitalization	35.7%	39.2%		42.0%

•	In December 2006, the Company entered into a $2.0 billion five-year revolving credit facility which replaced the Company’s existing $1.6 billion five-year revolving credit facility that was scheduled to expire in 2010. The new credit agreement matures in December 2011. The Company uses the revolving credit facility to provide a liquidity backstop for the Company’s commercial paper, and the facility is available for general corporate purposes. There were no draws on any of the committed credit lines through June 30, 2007.

•	In December 2006, the Company entered into a 12 billion yen (approximately $101 million), three year, floating rate loan. The net proceeds of the bank loan were used to repay commercial paper obligations. In January 2006, the Company issued $2.5 billion in floating and fixed rate notes consisting of the following four series: $500 million floating rate notes due in fiscal year 2008, $800 million fixed rate notes due in fiscal year 2011, $800 million fixed rate notes due in fiscal year 2016 and $400 million fixed rate notes due in fiscal year 2036. The Company also entered into a 24 billion yen (approximately $210 million), three year, floating rate loan. The net proceeds of the offering and the bank loan were used to repay the unsecured commercial paper obligations that were used to initially finance the York acquisition.

•	The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. The Company believes its capital resources and liquidity position at June 30, 2007 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, debt maturities, stock repurchases and any potential acquisitions in the remainder of fiscal year 2007 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

•	The Company expects the total debt as a percentage of total capitalization to decline to approximately 30% by the end of fiscal year 2007.
New Accounting Standards
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its consolidated financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the fiscal year 2007 year-end balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end no later than fiscal year 2009. The Company has assessed the potential impact that the initial adoption of SFAS No. 158 will have on its consolidated financial condition and expects to record a reduction of accumulated other comprehensive income in shareholders’ equity of between $150 million and $250 million, after taxes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2007, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company accrues for potential environmental losses in a manner consistent with generally accepted accounting principles in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
As previously reported, following allegations in a U.N. Oil-For-Food Inquiry Report that, prior to the Company’s acquisition of York, York had made improper payments to the Iraqi regime, York and the Company jointly undertook to investigate the allegations and offered the companies’ cooperation to the Department of Justice (DOJ) and SEC. After completing the York acquisition, the Company continued the internal inquiry and expanded its scope to include other aspects of York’s Middle East operations, including a review of York’s use of agents, consultants and other third parties, York’s compliance with the Office of Foreign Assets Control licensing requirements, and York’s compliance with other potentially applicable trade laws. The Company has also reviewed certain of York’s sales practices in selected Asian markets. The factual inquiry is now substantially complete and indicates that, in a number of instances, York engaged in conduct that may lead to enforcement actions against the Company under applicable U.S. laws, which give authorities the right to pursue administrative, civil and criminal sanctions, including monetary penalties. The Company has been voluntarily disclosing this information and offering continued cooperation with the DOJ and SEC, as well as to other relevant authorities in the U.S. Departments of Treasury, Commerce and Defense. The Company has begun discussions with the relevant authorities to explore how these matters may be resolved. The Company is in the process of evaluating and implementing various remedial measures with respect to York operations.

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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three or nine months ended June 30, 2007. Citibank reduced its holdings of Company stock by 100,000 shares in the quarter ended March 31, 2007 in connection with the Swap Agreement. There were no purchases by Citibank in the three or nine months ended June 30, 2007.
The following table presents information regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended June 30, 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of the Publicly	May Yet be
	of Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Program	Programs

4/1/07 - 4/30/07
Purchases by Company (1)	25,000	$94.52	—	$174,946,500
5/1/07 - 5/31/07
Purchases by Company (1)	645	$107.20	—	$174,877,356
6/1/07 - 6/30/07
Purchases by Company (1)	—	$0.00	—	$174,877,356

4/1/07 - 4/30/07
Purchases by Citibank (2)	—	—	—	$36,272,000
5/1/07 - 5/31/07
Purchases by Citibank (2)	—	—	—	$24,480,000
6/1/07 - 6/30/07
Purchases by Citibank (2)	—	—	—	$14,768,000

(1)	The repurchases of the Company’s common stock by the Company relate to stock option and restricted stock transactions under our equity compensation plans that are treated as repurchases of Company common stock for purposes of this disclosure.

(2)	Citibank may purchase shares of the Company’s stock up to an amount equal to $200 million. The approximate dollar value of shares that may yet be purchased under the Citibank program fluctuates based on the market value of the Company’s stock and/or sales by Citibank of the Company’s stock.
ITEM 6. EXHIBITS
     Reference is made to the separate exhibit index contained on page 40 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: August 6, 2007	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description
15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 6, 2007, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.