Form 10-K
period 2007-09-30
JOHNSON CONTROLS INC
filed 2007-11-29
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission File Number 1-5097
JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0380010
(State of Incorporation)	(I.R.S. Employer Identification No.)

5757 North Green Bay Avenue
P.O. Box 591
Milwaukee, Wisconsin	53201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(414) 524-1200
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class Common Stock	Name of Each Exchange on Which Registered New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Exchange Act: None
      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
      As of March 31, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $18.7 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2007, 593,815,378 shares of the registrant’s Common Stock, par value $0.01 7/18 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on January 23, 2008 are incorporated by reference into Part III.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2007

Page
CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION	1

PART I.

ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	6
ITEM 1B. UNRESOLVED STAFF COMMENTS	9
ITEM 2. PROPERTIES	10
ITEM 3. LEGAL PROCEEDINGS	12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
EXECUTIVE OFFICERS OF THE REGISTRANT	13

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	15
ITEM 6. SELECTED FINANCIAL DATA	18
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	81
ITEM 9A. CONTROLS AND PROCEDURES	81
ITEM 9B. OTHER INFORMATION	82

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	82
ITEM 11. EXECUTIVE COMPENSATION	82
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	83
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	83
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	83

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	84
SIGNATURES	85
INDEX TO EXHIBITS	86
1992 Stock Option Plan, as amended
Deferred Compensation Plan
Form of Employment Agreement
Form of Indemnity Agreement
Director Share Unit Plan, as amended
2000 Stock Option Plan, amended
2001 Restricted Stock Plan, amended and restated
Executive Deferred Compensation Plan, amended and restated
Annual Incentive Performance Plan, amended and restated
Retirement Restoration Plan, amended and restated
Compensation Summary for Non-Employee Directors
Long Term Incentive Performance Plan, amended and restated
2007 Stock Option Plan, amended
Subsidiaries
Consent
Certification
Certification
Certification

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Johnson Controls, Inc. and its consolidated subsidiaries.
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
ITEM 1 BUSINESS
General
Johnson Controls brings ingenuity to the places where people live, work and travel. By integrating technologies, products and services, we create smart environments that redefine the relationships between people and their surroundings. We strive to create a more comfortable, safe and sustainable world through our products and services for more than 200 million vehicles, 12 million homes and one million commercial buildings. Johnson Controls provides innovative automotive interiors that help make driving more comfortable, safe and enjoyable. For buildings, we offer products and services that optimize energy use and improve comfort and security. We also provide batteries for automobiles and hybrid electric vehicles, along with related systems engineering, marketing and service expertise.
Our building efficiency business is a global market leader in designing, producing, marketing and installing integrated heating, ventilating and air conditioning (HVAC) systems, building management systems, controls, security and mechanical equipment. In addition, the building efficiency business provides technical services, energy management consulting and operations of entire real estate portfolios for the non-residential buildings market. We also provide residential air conditioning and heating systems.
Our automotive experience business is one of the world’s largest automotive suppliers, providing interior systems to more than 30 million vehicles annually. Our technologies extend into every area of the interior including seating and overhead systems, door systems, floor consoles, instrument panels, cockpits and integrated electronics. Customers include virtually every major automaker in the world.
Our power solutions business is a leading global producer of lead-acid automotive batteries, serving both automotive original equipment manufacturers and the general vehicle battery aftermarket. We produce more than 120 million lead-acid batteries annually. We offer Absorbent Glass Mat (AGM), nickel-metal-hydride and lithium-ion battery technologies to power hybrid vehicles.
Financial Information About Business Segments
Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS No. 131, the Company has determined that it has ten reportable segments for financial reporting purposes. Certain operating segments are aggregated or combined based on materiality within building efficiency — rest of world and power solutions in accordance with SFAS No. 131. The Company’s ten reportable segments are presented in the context of its three primary businesses: building efficiency, automotive experience and power solutions.

Refer to Note 17, “Segment Information,” of the notes to the consolidated financial statements in Item 8 of this report for financial information about business segments.
For the purpose of the following discussion of the Company’s businesses, the six building efficiency reportable segments and the three automotive experience reportable segments are presented together due to their similar customers and the similar nature of their products, production processes, and distribution channels.
Products/Systems and Services
Building efficiency
Building efficiency is a global leader in delivering integrated control systems, mechanical equipment, services and solutions designed to improve the comfort, safety and energy efficiency of non-residential buildings and residential properties with operations in more than 125 countries. Revenues come from technical services and the replacement and upgrade of controls and heating, ventilating and air conditioning mechanical equipment in the existing buildings market, where the Company’s large base of current customers leads to repeat business and low cyclicality, as well as with installing controls and equipment during the construction of new buildings. Customer relationships often span entire building lifecycles.
Building efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some types of controls and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. Approximately 45% of building efficiency’s sales are derived from HVAC products and installed control systems. Approximately 55% of its sales originate from its service offerings. In fiscal 2007, building efficiency accounted for 37% of the Company’s consolidated net sales.
The Company’s systems include York® chillers, air handlers and other HVAC mechanical equipment that provide heating and cooling in non-residential buildings. The Metasys® control system monitors and integrates HVAC equipment with other critical buildings systems to maximize comfort while reducing energy and operating costs. As one of the largest global suppliers of technical services, building efficiency supplements or serves as in-house staff to maintain, optimize and repair building systems made by the Company or by its competitors. The Company offers a wide range of solutions such as performance contracting under which energy savings are used by the customer to pay a third party financier for the project costs over a number of years. In addition, our global workplace solutions segment provides full-time on-site operations staff and real estate consulting services to help customers, especially multi-national companies, reduce costs and improve the performance of their facility portfolios. The Company’s on-site staff typically performs tasks related to the comfort and reliability of the facility, and manages subcontractors for functions like foodservice, cleaning, maintenance and landscaping. Through its North America unitary products business, the Company produces air conditioning and heating equipment for the residential market.
Automotive experience
Automotive experience designs and manufactures products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for original equipment manufacturers (OEMs) and operates approximately 165 wholly- and majority-owned manufacturing or assembly plants in 31 countries worldwide (see Item 2 “Properties”). Additionally, the business has partially-owned affiliates in Asia, Europe, North America and South America.
Automotive experience systems and products include complete seating systems and components; cockpit systems, including instrument panels and clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems. In fiscal 2007, automotive experience accounted for 51% of the Company’s consolidated net sales.
The business operates assembly plants that supply automotive OEMs with complete seats on a “just-in-time/in-sequence” basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the business’s other automotive interior systems are also supplied on a “just-in-time/in-sequence” basis. Foam and metal seating components, seat covers, seat mechanisms and other components are shipped to these plants from the business’s production facilities or outside suppliers.

Power solutions
Power solutions services both automotive OEMs and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing more than 120 million lead-acid batteries annually in approximately 60 wholly- and majority-owned manufacturing or assembly plants in 9 countries worldwide. Investments in new product and process technology have expanded product offerings to AGM, nickel-metal-hydride and lithium-ion battery technology to power hybrid vehicles. Approximately 75% of automotive battery sales worldwide in fiscal 2007 were to the automotive replacement market, with the remaining sales to the OEM market.
Sales of automotive batteries generated 12% of the Company’s fiscal 2007 consolidated net sales. Batteries and plastic battery containers are manufactured at wholly and partially owned plants in North America, South America, Asia, the Middle East and Europe (see Item 2 “Properties”).
Competition
Building efficiency
The building efficiency business conducts certain of its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service quality, price, design, reputation, technology, efficiency, acoustics, application engineering capability and construction management expertise. Competitors for contracts in the residential and non-residential marketplace include many regional, national and international controls providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Carrier Corporation, a subsidiary of United Technologies Corporation; The Trane Company, a subsidiary of American Standard Companies Inc.; Rheem Manufacturing Company; Lennox International, Inc.; and Goodman Global, Inc. The services market, including global workplace solutions, is highly fragmented. Sales of services are largely dependent upon numerous individual contracts with commercial businesses worldwide; the loss of any individual contract would not have a material adverse effect on the Company.
Automotive experience
The automotive experience business faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs who produce or have the capability to produce certain products the business supplies. Competition is based on technology, quality, reliability of delivery and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the principal automotive experience competitors include Lear Corporation, Faurecia SA, and Magna Automotive Inc.
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
Backlog
The Company’s backlog relating to the building efficiency business is applicable to its sales of systems and services. At September 30, 2007, the backlog was $4.2 billion, compared with $3.7 billion as of September 30, 2006, primarily due to continued market share gains. The preceding data does not include amounts associated with contracts in the global workplace solutions business because such contracts are typically multi-year service awards, nor does it include unitary products. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the coming fiscal year.

At September 30, 2007, the Company’s automotive experience backlog of net new incremental business to be executed within the next three fiscal years was approximately $3.9 billion, $0.9 billion of which relates to fiscal 2008. The backlog as of September 30, 2006 was approximately $3.5 billion. The increase in backlog is primarily due to market share gains in Europe and higher vehicle production volumes in Asia. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes, the timing of related production launches and changes in customer development plans.
Raw Materials
Raw materials used by the businesses in connection with their operations, including lead, steel, urethane chemicals, copper, sulfuric acid and polypropylene, were readily available during the year and such availability is expected to continue. In fiscal 2008, the Company expects continued volatility in lead prices, increases in foam chemical, resin and fuel costs due to rising oil prices, and relatively stable copper and steel costs.
Intellectual Property
Generally, the Company seeks statutory protection for strategic or financially important intellectual property developed in connection with its business. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other agreements.
The Company owns numerous U.S. and non-U.S. patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products, or which are used in the manufacture of those products. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, no single patent, or group of patents, is critical to the success of the business. The Company, from time to time, grants licenses under its patents and technology and receives licenses under patents and technology of others.
The Company’s trademarks, certain of which are material to its business, are registered or otherwise legally protected in the U.S. and many non-U.S. countries where products and services of the Company are sold. The Company, from time to time, becomes involved in trademark licensing transactions.
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

Environmental Capital Expenditures
The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in fiscal 2007 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.
Employees
As of September 30, 2007, the Company employed approximately 140,000 employees, of whom approximately 93,000 were hourly and 47,000 were salaried.
Seasonal Factors
Certain of building efficiency’s sales are seasonal as the demand for residential air conditioning equipment generally increases in the summer months, while the demand for furnaces peaks during the autumn months. This seasonality is mitigated by the other products and services provided by the building efficiency business that have no material seasonal effect.
Sales of automotive seating and interior systems and of batteries to automobile OEMs for use as original equipment are dependent upon the demand for new automobiles. Management believes that demand for new automobiles generally reflects sensitivity to overall economic conditions with no material seasonal effect.
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
Financial Information About Geographic Areas
Refer to Note 17, “Segment Information,” of the notes to the consolidated financial statements in Item 8 of this report for financial information about geographic areas.
Research and Development Expenditures
Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements in Item 8 of this report for research and development expenditures.
Available Information
The Company’s filings with the U.S. Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Exchange Act, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes them to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, Board of Director committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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
We have significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic uncertainty in some of the regions of the world in which we operate, such as Asia, South America, the Middle East, Central Europe and other emerging markets, could result in the disruption of markets and negatively affect cash flows from our operations to cover our capital needs and debt service.
In addition, as a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Our primary exposures are to the Euro, British pound, Japanese yen, Czech koruna, Mexican peso, Swiss franc and Chinese yuan. While we employ financial instruments to hedge transactional and foreign exchange exposure, these activities do not insulate us completely from those exposures.
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
Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex and often times difficult to interpret and apply, may result in severe criminal penalties or sanctions that could have a material adverse effect on our business, financial condition and results of operations.
We are subject to costly requirements relating to environmental regulation and environmental remediation matters, which could adversely affect our business and results of operations.
Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites could be considerably higher than the current accrued liability on our balance sheet, which could have a material adverse effect on our business and results of operations. As of September 30, 2007, we recorded $27 million for environmental liabilities and $81 million in related conditional asset retirement obligations.
Negative or unexpected tax consequences could adversely affect our results of operations.
Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax reserves on our statement of financial position that could materially and adversely affect our results of operations. Additionally, changes in statutory tax rates in the U.S. or in other countries where the Company has significant operations could materially affect deferred tax assets and liabilities on our balance sheet.

We are also subject to tax audits by governmental authorities in the U.S. and in non-U.S. jurisdictions. Negative unexpected results from one or more such tax audits could adversely affect our results of operations.
Legal proceedings in which we are, or may be, a party may adversely affect us.
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
Changes in the ratings that rating agencies assign to our debt may ultimately impact our access to the debt capital markets. An increase in the level of our indebtedness in the future, to the extent that we finance future acquisitions with debt, for example, may result in a downgrade in the ratings that are assigned to our debt. If ratings for our debt fall below investment grade, our access to the debt capital markets would become restricted.
Additionally, several of our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded. Further, an increase in the level of our indebtedness may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.
We may be unable to complete or integrate acquisitions effectively, which may adversely affect our growth, profitability and results of operations.
We expect acquisitions of businesses and assets to play a role in our company’s future growth. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. These and other acquisition-related factors may negatively and adversely impact our growth, profitability and results of operations.
Building Efficiency Risks
Our building efficiency business relies to a great extent on contracts and business with U.S. government entities, the loss of which may adversely affect our results of operations.
Our building efficiency business contracts with government entities and is subject to specific rules, regulations and approvals applicable to government contractors. We are subject to routine audits by the Defense Contract Audit Agency to assure our compliance with these requirements. Our failure to comply with these or other laws and regulations could result in contract terminations, suspension or debarment from contracting with the U.S. federal government, civil fines and damages and criminal prosecution. In addition, changes in procurement policies, budget considerations, unexpected U.S. developments, such as terrorist attacks, or similar political developments or events abroad that may change the U.S. federal government’s national security defense posture may affect sales to government entities.
A variety of other factors could adversely affect the results of operations of our building efficiency business.
Any of the following could materially and adversely impact the results of operations of our building efficiency business: loss of, or changes in, building automation or facility management supply contracts with our major customers; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major or component suppliers; the unavailability of raw materials, primarily steel, copper and electronic components, necessary for production of HVAC equipment; rapid increases and volatility of commodity prices; unseasonable weather conditions in various parts of the world; a significant decline in the construction of new commercial buildings requiring interior control systems; a significant decline in residential housing starts; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their interior control systems;

increased energy efficiency legislation requirements worldwide; a decline in the outsourcing of facility management services; and availability of labor to support growth of our service businesses.
Automotive Experience Risks
Decreased demand from our customers in the automotive industry may adversely affect our results of operations.
In fiscal 2007, our three largest customers were automobile manufacturers Ford Motor Company, General Motors Corporation and DaimlerChrysler AG (now Daimler AG and Chrysler LLP) (the Detroit 3), with consolidated global net sales to these customers representing approximately 28% of total Company net sales. Sales to the Detroit 3 originating in the U.S. represented approximately 10% of our consolidated net sales in fiscal 2007. Our financial performance depends, in part, on conditions in the automotive industry. The Detroit 3 have experienced declining market shares in North America and have announced significant restructuring actions in an effort to improve profitability. The North American automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations and may ultimately result in severe financial difficulty, including bankruptcy. If our customers, especially the Detroit 3, reduce their orders to us, it would adversely impact our results of operations. Additionally, we have significant component production for manufacturers of motor vehicles in the U.S., Europe, South America, Japan and other Asia/Pacific Rim countries. Continued uncertainty relating to the financial condition of the Detroit 3 and others in the automotive industry may have a negative impact on our business.
The financial distress of our suppliers could harm our results of operations.
Automotive industry conditions have adversely affected our supplier base. Lower production levels for some of our key customers and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. The continuation of financial distress within the supplier base may lead to increased commercial disputes and possible supply chain interruptions. In addition, the adverse industry environment has required us to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. The continuation or worsening of these industry conditions may have a negative impact on our business.
Change in consumer demand may adversely affect our results of operations.
Recent and any future increases in energy costs that consumers incur is resulting in shifts in consumer demand away from motor vehicles that typically have higher amounts of content that we supply, such as light trucks, cross-over vehicles, minivans and SUVs, to smaller vehicles that have lower amounts of content that we supply. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could reduce our sales and harm our profitability, thereby adversely affecting our results of operations.
We may not be able to successfully negotiate pricing terms with our customers in the automotive experience business, which may adversely affect our results of operations.
We negotiate sales prices annually with our automotive seating and interiors customers. Cost-cutting initiatives that our customers have adopted generally result in increased downward pressure on pricing. Our customer supply agreements generally require reductions in component pricing over the period of production. Pricing pressures may further intensify, particularly in North America, as the Detroit 3 pursue restructuring and cost cutting initiatives to better compete with their non-U.S. competitors. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our results of operations may be adversely affected.
Increases in commodity prices may adversely affect our results of operations.
Commodity prices have risen rapidly in the past three years. In our two largest markets, North America and Europe, the cost of commodities, primarily steel, resin and chemicals, has increased (net of recoveries through price increases to customers). If commodity prices continue to rise, and if we are not able to recover these cost increases through price increases to our customers, then such increases may have an adverse effect on our results of operations.

The cyclicality of original equipment automobile production rates may adversely affect the results of operations in our automotive experience business.
Our automotive experience business is directly related to automotive sales and automotive production by our customers. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. Any significant economic decline that results in a reduction in automotive production and sales by our automotive experience customers may have a material adverse impact on our results of operations.
A variety of other factors could adversely affect the results of operations of our automotive experience business.
Any of the following could materially and adversely impact the results of operations of our automotive experience business: the loss of, or changes in, automobile seating and interiors supply contracts or sourcing strategies with our major customers or suppliers; inability to meet minimum vendor volume requirements; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of our manufacturing facilities, which are generally located near, and devoted to, a particular customer’s facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that we have supplied; delays or difficulties in new product development; the potential introduction of similar or superior technologies; and global overcapacity and vehicle platform proliferation.
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
Lead is a major component of our lead acid batteries. Lead prices have risen dramatically in the past 18 months. If the price of lead continues to rise, and if we are not able to recover these cost increases through price increases to our customers or with commodity hedging strategies, then such increases may have an adverse effect on our results of operations.
A variety of other factors could adversely affect the results of operations of our power solutions business.
Any of the following could materially and adversely impact the results of operations of our power solutions business: loss of or changes in automobile battery supply contracts with our large original equipment and aftermarket customers; the increasing quality and useful life of batteries or use of alternative battery technologies, both of which may contribute to a growth slowdown in the lead-acid battery market; delays or cancellations of new vehicle programs; market and financial consequences of any recalls that may be required on our products; delays or difficulties in new product development, including nickel-metal-hydride/lithium-ion technology; financial instability or market declines of our customers or suppliers; the increasing global environmental regulation related to the manufacture of lead-acid batteries; and the lack of the development of a market for hybrid vehicles.
ITEM 1B UNRESOLVED STAFF COMMENTS
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal 2007 that remain unresolved.

ITEM 2 PROPERTIES
At September 30, 2007, the Company conducted its operations in 65 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 95 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space. The Company considers its facilities to be suitable and adequate for their current uses. The majority of the facilities are operating at normal levels based on capacity.

Building Efficiency
Florida	Largo (1),(3)	France	Carquefou (2),(3)
	Medley (1)		Nantes
Illinois	Dixon (2),(3)		Saint Quentin Fallavier (1),(3)
Kentucky	Eranger	Germany	Essen (2),(3)
Maryland	Baltimore (1)		Kempen (1),(4)
Mississippi	Hattiesburg		Mannheim (1)
Missouri	Albany	Hong Kong	Hong Kong
Oklahoma	Norman (1),(3)	Italy	Milan (1),(4)
Pennsylvania	York	India	Pune (1),(4)
	Waynesboro (3)	Japan	Koga (3)
Texas	San Antonio	Mexico	Cienega de Flores (1)
Virginia	Roanoke		Durango
Wisconsin	Glendale (4)		Monterrey
	Milwaukee (2),(4)	Poland	Warsaw (1)
		Puerto Rico	Carolina (1),(4)
Austria	Graz (4)	Russia	Moscow (1),(3)
	Vienna (4)	South Africa	Johannesburg (1),(3)
Brazil	Pinhais	Spain	Sabadell (1),(4)
	São Paulo (1),(3)	Sweden	Norrkoping (1)
Belgium	Diegem (1),(4)	Switzerland	Basel (1),(3)
Canada	Victoria (1),(4)		Zurich
China	Qingyuan (2),(3)	Taiwan	Taipei (1)
	Wuxi (1),(3)	Thailand	Laem Chanbang — Chonburi
Denmark	Aarhus (1),(3)	Turkey	Istanbul (1),(3)
	Hornslet (2),(3)		Izmir (1),(3)
	Viby	United Arab Emirates	Dubai (2),(3)
		UK	Essex (1),(4)

Automotive Experience
Alabama	Cottondale (1),(3)	Michigan	Plymouth (2),(3)
California	Livermore (2),(3)		Taylor (1),(3)
Georgia	Suwanee (1)		Warren (3)
Illinois	Sycamore (2),(3)	Mississippi	Madison
Indiana	Ossian	Missouri	Earth City (1),(3)
Kentucky	Bardstown (3)		Jefferson City (3)
	Cadiz (3)	Ohio	Greenfield
	Georgetown (3)		Northwood
	Shelbyville (1)		Oberlin (1),(3)
	Winchester (1)	Tennessee	Athens (2)
Louisiana	Shreveport		Lexington (3)
Michigan	Battle Creek		Murfreesboro (2)
	Detroit (3)	Texas	El Paso (1),(3)
	Holland (2),(3)		San Antonio (2),(3)
	Lansing (3)	Wisconsin	Hudson (1),(3)

Automotive Experience (continued)
Argentina	Buenos Aires (1)	Hungary	Pilis
	Rosario		Solymar (2)
Australia	Adelaide (1)	Italy	Cicerale (3)
	Melbourne		Grugliasco (1),(3)
Austria	Graz (1),(3)		Melfi (1),(3)
	Mandling (3)		Rocca D’Evandro (1)
Belgium	Geel (3)	Japan	Ayase (2),(3)
	Gent (1),(3)		Hamakita (2),(3)
Brazil	Gravatai (3)		Mooka (2),(3)
	Pouso Alegre		Mouka
	San Bernardo do Campo (1)		Toyotsucho (2),(3)
	Santo Andre		Yokosuka (2),(3)
	Sao Jose dos Campos	Korea	Ansan (1), (4)
	Sao Jose dos Pinhais (1)		Asan (3)
Canada	Milton (1),(3)		Dangjin (3)
	Mississauga (1),(3)		Jeongeup (1)
	Orangeville		Namsa (1)
	Saint Mary’s	Malaysia	Johor Bahru
	Tecumseh		Peramu Jaya (1)
	Tilsonburg (3)		Persiaran Sabak Bernam
	Whitby	Mexico	Monclova (3)
China	Beijing (3)		Naucalpan de Juarez (1)
Czech Republic	Benatky nad Jizerou (1),(3)		Puebla (2),(3)
	Ceska Lipa (2),(3)		Ramos Arizpe
	Mlada Boleslav (1),(3)		Tlaxcala (3)
	Ni Ebohy (1)		Tlazala (1)
	Roudnice (2),(3)	Netherlands	Ned Car (1), (3)
	Rychnov nad Kneznou (1),(3)	Poland	Tychy (3)
	Straz pod Ralskem (3)	Portugal	Nelas (3)
France	Brioude (1),(3)		Portalegre (3)
	Cergy Pontoise	Romania	Mioveni (1),(3)
	Compagnie (3)		Ploiesti (3)
	Conflans (3)	Russia	St. Petersburg (1),(3)
	Happich (3)	Slovak Republic	Bratislava (1),(3)
	La Ferte Bernard (1),(3)		Kostany nad Turcom (3)
	Rosny	Slovenia	Slovenj Gradec (1),(3)
	Schweighaus (3)	South Africa	East London (1)
	Strasbourg (3)		Pretoria (2),(3)
Germany	Bochum (1),(3)		Uitenhage (1)
	Bremen (1),(3)	Spain	Abrera (1),(4)
	Burscheid (2),(3)		Alagon (3)
	Espelkamp (3)		Madrid (1),(3)
	Grefrath (1),(3)		Prat de Llobregat
	Hannover (1),(3)		Valencia (2),(3)
	Holzgerlingen (1),(3)		Valladolid
	Lahnwerk (2),(3)		Zaragoza (3)
	Luneburg	Thailand	Rayong (3)
	Neustadt (3)	Tunisia	Bi’r al Bay (3)
	Rastatt (1),(3)		Valladolid
	Remchingen (3)		Zaragoza (3)
	Saarlouis (1)	United Kingdom	Burton-Upon-Trent (2),(3)
	Uberherrn (1),(3)		Leamington Spa (1),(3)
	Unterriexingen (2),(3)		Redditch (1),(3)
	Waghausel (3)		Speke (3)
	Wuppertal (2),(3)		Sunderland
	Zwickau (3)		Telford (2),(3)
Wednesbury (3)

Power Solutions
Arizona	Yuma (2), (3)	China	Shanghai (3)
Colorado	Aurora (1),(3)	Czech Republic	Ceska Lipa (3)
Delaware	Middletown (1),(3)	France	Rouen
Florida	Tampa (2)		Sarreguemines (3)
Illinois	Geneva	Germany	Hannover (3)
Indiana	Ft. Wayne		Krautscheid (3)
Iowa	Red Oak		Zwickau (2),(3)
Kentucky	Florence (2),(3)	Mexico	Celaya
Missouri	St. Joseph (2),(3)		Cienega de Flores
North Carolina	Winston-Salem (3)		Escobedo
Oregon	Portland		Monterrey (2),(3)
South Carolina	Florence (3)		Torreon
Texas	San Antonio (3)	Poland	Wroclaw (1)
Wisconsin	Milwaukee (4)	Spain	Burgos (3)
Guadamar del Segura
Austria	Vienna (4)		Guadalajara
Brazil	Sorocaba (3)	Sweden	Hultsfred

Corporate
Wisconsin	Milwaukee (4)

(1)	Leased facility

(2)	Includes both leased and owned facilities

(3)	Includes both administrative and manufacturing facilities

(4)	Administrative facility only
In addition to the above listing, which identifies large properties (greater than 25,000 square feet), there are approximately 565 building efficiency branch offices and other administrative offices located in major cities throughout the world. These offices vary in size in proportion to the volume of business in the particular locality.
ITEM 3 LEGAL PROCEEDINGS
As noted in Item 1, liabilities potentially arise globally under various Environmental Laws and Worker Safety Laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 60 sites in the U.S. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs totaled $27 million and $34 million at September 30, 2007 and 2006, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company is involved in a number of product liability and various other lawsuits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and lawsuits of this nature. It is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.
As previously reported, following allegations in a U.N. Oil-For-Food Inquiry Report that, prior to the Company’s acquisition of York International Corporation (York), York had made improper payments to the Iraqi regime, York and the Company jointly undertook to investigate the allegations and offered the companies’ cooperation to the United States Department of Justice (DOJ) and the SEC. After completing the York acquisition, the Company continued the internal inquiry and expanded its scope to include other aspects of York’s Middle East operations, including a review of York’s use of agents, consultants and other third parties, York’s compliance with the Office of Foreign Assets Control licensing requirements, and York’s compliance with other potentially applicable trade laws. The Company also reviewed certain of York’s sales practices in other markets. In October 2007, York reached settlements relating to the SEC and DOJ investigations regarding payments made by York and its subsidiaries in connection with the United Nations’ Oil-for-Food Program and other payments unrelated to the Oil-for-Food Program. Specifically, York entered into an agreement with the SEC under which York consented to the entry of a civil injunction proscribing future violations of law. York also entered into an agreement with the DOJ under which the DOJ agreed to defer prosecuting York for three criminal charges. The DOJ will not pursue the charges if York complies with the agreement for its three-year term. The agreements with both the SEC and DOJ required that York retain an independent compliance monitor for three years. York paid an aggregate of approximately $22 million to the SEC and the DOJ pursuant to these settlements, which payments were characterized as disgorgement of profits, criminal and civil penalties and interest. The Company had reserves adequate for this amount. The Company is offering continued cooperation to other relevant authorities in the U.S. Departments of Treasury, Commerce and Navy. The Company has begun discussions with these relevant authorities to explore how these matters may be resolved and expects that any additional sanctions are not expected to be material. The Company is in the process of evaluating and implementing various remedial measures with respect to York operations.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 15, 2007 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s fiscal 2007 Proxy Statement.

     Stephen A. Roell, 57, was elected Chief Executive Officer effective in October 2007 and Chairman effective in January 2008. He was first elected to the Board of Directors in October 2004 and served as Executive Vice President from October 2004 through September 2007. Mr. Roell previously served as Chief Financial Officer between 1991 and May 2005, Senior Vice President from September 1998 to October 2004 and Vice President from 1991 to September 1998. Mr. Roell joined the Company in 1982.
     John M. Barth, 61, was elected Chairman in January 2004 and a member of the Board of Directors in November 1997. In July 2007, the Company announced that Mr. Barth would retire as Chairman on December 31, 2007. He previously served as Chief Executive Officer from October 2002 through September 2007, President from September 1998 to July 2006, Chief Operating Officer from September 1998 to October 2002 and an Executive Vice President with responsibility for automotive experience from 1992 to September 1998. Mr. Barth joined the Company in 1969.
     Keith E. Wandell, 57, was elected President and Chief Operating Officer in July 2006. He previously served as Executive Vice President from May 2005 to July 2006, Corporate Vice President from January 1997 to May 2005, President of automotive experience from August 2003 to July 2006 and President of power solutions from October 1998 to August 2003. Mr. Wandell joined the Company in 1988.
     Susan F. Davis, 54, was elected Executive Vice President of Human Resources in September 2006. She previously served as Vice President of Human Resources from May 1994 to September 2006 and as Vice President of Organizational Development for automotive experience from August 1993 to April 1994. Ms. Davis joined the Company in 1983.
     R. Bruce McDonald, 47, was elected Executive Vice President in September 2006 and Chief Financial Officer in May 2005. He previously served as Corporate Vice President from January 2002 to September 2006, Assistant Chief Financial Officer from October 2004 to May 2005 and Corporate Controller from November 2001 to October 2004. Mr. McDonald joined the Company in 2001.
     Beda Bolzenius, 51, was elected a Corporate Vice President in November 2005 and serves as President of the automotive experience business. He previously served as Executive Vice President and General Manager Europe, Africa and South America for automotive experience from November 2004 to November 2005. Dr. Bolzenius joined the Company in November 2004 from Robert Bosch GmbH, a global manufacturer of automotive and industrial technology, consumer goods and building technology, where he most recently served as the president of Bosch’s Body Electronics division.
     Alex A. Molinaroli, 48, was elected a Corporate Vice President in May 2004 and has served as President of the power solutions business since January 2007. Previously, Mr. Molinaroli served as Vice President and General Manager for North America Systems & the Middle East for the building efficiency business and has held increasing levels of responsibility for controls systems and services sales and operations. Mr. Molinaroli joined the Company in 1983.
     C. David Myers, 44, was elected a Corporate Vice President and President of the building efficiency business in December 2005, when he joined the Company in connection with the acquisition of York. At York, Mr. Myers served as Chief Executive Officer from February 2004 to December 2005, President from June 2003 to December 2005, Executive Vice President and Chief Financial Officer from January 2003 to June 2003 and Vice President and Chief Financial Officer from February 2000 to January 2003.
     Jeffrey G. Augustin, 45, was elected a Corporate Vice President in March 2005 and has served as Vice President of Finance for the building efficiency business since December 2005. Previously, Mr. Augustin served as Corporate Controller from March 2005 to March 2007. From 2001 to March 2005, Mr. Augustin was Vice President of Finance and Corporate Controller of Gateway, Inc.
     Jeffrey S. Edwards, 45, was elected a Corporate Vice President in May 2004 and serves as Group Vice President and General Manager for Japan and Asia Pacific for the automotive experience business. He previously served as Group Vice President and General Manager for automotive experience North America from August 2002 to May 2004 and Group Vice President and General Manager for product and business development. Mr. Edwards joined the Company in 1984.
     Giovanni “John” Fiori, 64, was elected an Executive Vice President in August 2002 and serves as President of Johnson Controls International. He previously served as the President of automotive operations in Europe, Africa, South America and Asia and Vice President of automotive seating operations in Europe. Mr. Fiori joined the Company in 1987.

     Charles A. Harvey, 55, was elected Corporate Vice President of Diversity and Public Affairs in November 2005. He previously served as Vice President of human resources for the automotive experience business and in other human resources leadership positions. Mr. Harvey joined the Company in 1991.
     Susan M. Kreh, 45, was elected Vice President and Corporate Controller in March 2007 and serves as the Company’s Principal Accounting Officer. Prior to joining the Company, Ms. Kreh served 22 years at PPG Industries, Inc., including as Corporate Treasurer from January 2002 until March 2007.
     Jerome D. Okarma, 55, was elected Vice President, Secretary and General Counsel in November 2004 and was named a Corporate Vice President in September 2003. He previously served as Assistant Secretary from 1990 to November 2004 and as Deputy General Counsel from June 2000 to November 2004. Mr. Okarma joined the Company in 1989.
     Subhash “Sam” S. Valanju, 64, was elected a Corporate Vice President in 1999 and has served as Chief Information Officer since joining the Company in 1996.
     Frank A. Voltolina, 47, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to joining the Company, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc.
     Denise M. Zutz, 56, was elected Vice President of Strategy, Investor Relations and Communication in November 2004. She previously served as Vice President, Corporate Communication from 1991 to November 2004. Ms. Zutz joined the Company in 1973.
There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.
All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.
PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “JCI.”

Number of Record Holders
Title of Class	as of September 30, 2007
Common Stock, $0.01 7/18 par value	47,810

	Common Stock Price Range		Dividends *
	2007	2006	2007	2006
First Quarter	$23.84-29.48	$20.09-24.65	$0.11	$0.09
Second Quarter	28.09-33.22	22.25-25.81	0.11	0.09
Third Quarter	31.35-39.25	24.67-30.00	0.11	0.09
Fourth Quarter	33.17-43.07	22.80-28.60	0.11	0.09

Year	$23.84-43.07	$20.09-30.00	$0.44	$0.37

*	Due to rounding, all quarterly dividend amounts may not equal the dividend amount for the year.
On July 25, 2007, the Company’s Board of Directors declared a three-for-one stock split of the common stock payable October 2, 2007 to shareholders of record on September 14, 2007. This stock split resulted in an increase of approximately 396 million in the outstanding shares of common stock. All share or per share data in this Form 10-K have been restated to reflect the three-for-one stock split.

In September 2006, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s outstanding common stock. Stock repurchases under this program may be made through open market, privately negotiated transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice. There were $26 million in common stock repurchases made under the stock repurchase program in the fiscal year ended September 30, 2007.
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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the fiscal years ended September 30, 2007 and 2006. In the three months ended March 31, 2007, Citibank reduced its holding of Company stock by 100,000 shares in connection with the Swap Agreement and Citibank maintained this reduced holding through September 30, 2007.
The following information in the Item 5 is not deemed to be “soliciting material” or the be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (“Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing:
The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index and companies formerly on the S&P’s Manufacturers (Diversified Industrials) Index.* This graph assumes the investment of $100 on September 1, 2002 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep02	Sep03	Sep04	Sep05	Sep06	Sep07
Johnson Controls, Inc.	100	125.31	152.90	169.84	199.35	332.67
Manufacturers (Diversified Industrials) *	100	130.23	173.97	176.79	199.33	259.86
S&P 500 Comp-Ltd.	100	124.38	141.62	158.97	176.12	205.07

*	The Manufacturers (Diversified Industrials) index was discontinued as a formal index of Standard & Poors effective December 31, 2001. The company has replicated the index using return data for the fourteen companies that comprised the Manufacturers (Diversified Industrials) as of that date.
The Company has filed as exhibits to this Annual Report on Form 10-K the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. The Company also submitted the Annual CEO certification to the New York Stock Exchange.
The Company’s transfer agent’s contact information is as follows:
Wells Fargo Bank Minnesota, N.A.
Shareowner Services Department
P.O. Box 64856
St. Paul, MN 55164-0856
(877) 602-7397

ITEM 6 SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations, balance sheet data, and common share information for the fiscal years ended September 30, 2003 through September 30, 2007 (in millions, except per share data, number of employees and shareholders).

	Year ended September 30,
	2007	2006 (2)	2005	2004	2003
OPERATING RESULTS
Net sales	$34,624	$32,235	$27,479	$24,603	$21,171
Segment income (3)	1,884	1,608	1,326	1,168	1,055
Income from continuing operations	1,295	1,033	757	767	645
Net income	1,252	1,028	909	818	683
Earnings per share from continuing operations (1)
Basic	$2.19	$1.77	$1.32	$1.36	$1.19
Diluted	2.16	1.75	1.30	1.33	1.13

Earnings per share (1)
Basic	$2.12	$1.76	$1.58	$1.45	$1.26
Diluted	2.09	1.74	1.56	1.41	1.20
Return on average shareholders’ equity (4)	16%	15%	13%	16%	17%
Capital expenditures	$828	$711	$664	$817	$606
Depreciation and amortization	732	705	639	594	528
Number of employees	140,000	136,000	114,000	113,000	108,000

FINANCIAL POSITION
Working capital (5)	$1,441	$1,357	$892	$520	$479
Total assets	24,105	21,921	16,144	14,758	12,917
Long-term debt	3,255	4,166	1,577	1,631	1,777
Total debt	4,418	4,743	2,342	2,671	2,355
Shareholders’ equity	8,907	7,355	6,058	5,206	4,261
Total debt to total capitalization	33%	39%	28%	34%	36%
Net book value per share (1)	$15.00	$12.52	$10.47	$9.14	$7.74

COMMON SHARE INFORMATION (1)
Dividends per share	$0.44	$0.37	$0.33	$0.30	$0.24
Market prices
High	$43.07	$30.00	$21.33	$20.77	$16.81
Low	23.84	20.09	17.52	15.87	11.52
Weighted average shares (in millions)
Basic	590.6	583.5	575.4	563.1	536.1
Diluted	599.2	589.9	582.9	577.8	567.3
Number of shareholders	47,810	51,240	52,964	55,460	55,823

(1)	All share and per share amounts reflect a three-for-one common stock split payable October 2, 2007 to shareholders of record on September 14, 2007.

(2)	In December 2005, the Company acquired York, significantly expanding the building efficiency business. See Items 7 and 8 for additional details related to the acquisition.

(3)	Segment income is calculated as income from continuing operations before income taxes and minority interests excluding net financing charges, restructuring costs and Japanese pension gain (fiscal 2004 only).

(4)	Return on average shareholders’ equity (ROE) represents income from continuing operations divided by average equity. Income from continuing operations includes $197 million, $210 million and $82 million of restructuring costs in fiscal years 2006, 2005 and 2004, respectively. Additionally, fiscal 2004 includes an $84 million Japanese pension gain.

(5)	Working capital is defined as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations.
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The Company operates in three primary businesses: building efficiency, automotive experience and power solutions. Building efficiency provides facility systems, services and workplace solutions including comfort, energy and security management for the residential and non-residential buildings markets. Automotive experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Power solutions designs and manufactures automotive batteries for the replacement and original equipment markets.
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
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2007. This discussion should be read in conjunction with Item 8, the consolidated financial statements and notes to the consolidated financial statements.
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2007. This discussion should be read in conjunction with Item 8, the consolidated financial statements and notes to the consolidated financial statements.
Executive Overview
In fiscal 2007, the Company recorded record net sales and record net income. Net sales were $34.6 billion, a 7% increase over the prior year, and net income was $1.3 billion, a 22% increase over the prior year, with such increases primarily due to the Company’s increased share in its global markets and increased operational efficiencies. The Company continues to introduce new and enhanced technology applications in all businesses and markets served, while at the same time improving the quality of its products.
Building efficiency business net sales and segment income increased 24% and 56%, respectively, over the prior year, primarily due to increased commercial market share gains, expansion into emerging markets, revenue synergies and the full year impact of the York acquisition. The prior year period also included $53 million of expense related to the York acquisition for the amortization for the write-up of inventory. Improvements in cost structure and productivity have resulted in higher operating margins and a platform for future growth.
The automotive experience business was unfavorably impacted by lower automobile production in North America and Europe, partially offset by the favorable impact of foreign currency translation. Net sales and segment income decreased 4% and 14%, respectively, from the prior year.

Net sales and segment income for the power solutions business increased by 17% and 12%, respectively, over the prior year, primarily due to a higher unit prices resulting from significant increases in the cost of lead and the favorable impact of foreign currency translation.
Since September 30, 2006, the Company has repaid approximately $433 million of debt to reduce its total debt to capitalization ratio to 33% at September 30, 2007 from 39% at September 30, 2006. The Company expects continued reduction of this ratio in fiscal 2008, exclusive of the impact of acquisitions, if any.
In fiscal 2008, the Company anticipates that net sales will grow to approximately $38 billion, an increase of 10% from 2007, which includes expected 40% growth in the power solutions business net sales due to the pass-through of higher lead costs and an increase in worldwide volume, expected 15% growth in the building efficiency business net sales from growth in markets and increase in market share and expected level sales in the automotive experience business. The Company anticipates that diluted earnings per share from continuing operations will be approximately $2.45 to $2.50 in fiscal 2008, an 18% increase over fiscal 2007.
Segment Analysis
Management historically evaluated the performance of its operating segments based primarily on operating income, excluding restructuring costs and other significant gains and losses. For this purpose, consolidated operating income also excluded interest income and expense, equity in earnings of partially-owned affiliates, gains and losses from sales of businesses, foreign currency gains and losses, and certain miscellaneous revenues and expenses.
Beginning in fiscal 2007, Company management, including the chief operating decision maker, adjusted their measurement of business unit performance, changing from operating income to segment income, which represents income from continuing operations before income taxes and minority interests excluding net financing charges and restructuring costs. The primary reason for the modification was to reflect equity income in earnings for each business operation given its growing significance to the Company’s global business strategies.
FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006
Summary

	Year Ended
	September 30,
(In millions)	2007	2006	Change
Net sales	$34,624	$32,235	7%
Segment income	1,884	1,608	17%
•	Net sales increased $2.4 billion, primarily due to growth in the building efficiency business ($2.0 billion) resulting from increased commercial market share gains, expansion into emerging markets, revenue synergies and the full year impact of the December 2005 York acquisition, the favorable impact of foreign currency translation ($1.5 billion) and higher power solutions net sales ($0.5 billion) related to higher unit prices resulting from significant increases in the cost of lead, partially offset by lower sales in the automotive experience business ($1.6 billion) reflecting weaker North American and European automotive markets.

•	Excluding the favorable effects of foreign currency translation, consolidated net sales increased 3% as compared to the prior year.

•	Segment income increased $276 million, primarily due to higher volumes and margins in the building efficiency business ($272 million) a favorable product mix in the power solutions segment despite increased lead costs ($81 million) and the favorable impact of foreign currency translation ($80 million), partially offset by the impact of lower North American and European automobile production ($148 million).

•	Excluding the favorable effects of foreign currency translation, consolidated segment income increased 12% as compared to the prior year.

Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(In millions)	2007	2006	Change	2007	2006	Change
North America Systems	$2,027	$1,609	26%	$216	$131	65%
North America Service	2,273	1,943	17%	197	146	35%
North America Unitary Products	953	853	12%	65	62	5%
Global Workplace Solutions	2,677	2,046	31%	79	67	18%
Europe	2,406	1,900	27%	77	2	*
Rest of World	2,401	1,894	27%	216	136	59%

	$12,737	$10,245	24%	$850	$544	56%

*	Measure not meaningful
Net Sales:
•	Europe, Global Workplace Solutions and Rest of World were favorably impacted from the strengthening of foreign currencies against the U.S. dollar by approximately $220 million, $150 million and $80 million, respectively.

•	North America Systems, North America Service, Europe and Rest of World increased primarily due to higher volumes, expanded cross-selling opportunities and the full year impact of the December 2005 York acquisition.

•	North America Unitary Products increased primarily due to the full year impact of the York acquisition and higher unit selling prices associated with the change over to SEER 13 technology, partially offset by lower unit volumes due to a continued decline in new home construction.

•	In addition to favorable foreign currency exchange, Global Workplace Solutions increased primarily due to new and expanded commercial contracts in North America and Europe, including France Telecom, Deloitte Touche Tohmatsu, British Broadcasting Corporation and the full year impact of Royal Dutch Shell plc.
Segment Income:
•	For all building efficiency segments, except Global Workplace Solutions, the current period includes two additional months of segment income related to the December 2005 York acquisition. The prior year period also included $53 million of expense related to the York acquisition for the amortization of the write-up of inventory ($5 million for North America Systems, $7 million for North America Service, $14 million for North America Unitary Products, $16 million for Europe and $11 million for Rest of World).

•	North America Systems also increased primarily due to higher equipment and branch and product sales volumes, improved pricing, higher margins and realization of synergies from the York acquisition and the effect on prior year results of non-recurring York integration costs, partially offset by higher operating costs to support the business growth.

•	North America Service, Europe and Rest of World also increased primarily due to higher volumes, realization of synergies from the York acquisition and the effect on prior year results of non-recurring York integration costs and operational efficiencies from the branch office redesign efforts in Europe in the prior year, partially offset by higher SG&A expenses to support the business growth.

•	North America Unitary Products increased due to the full year impact of the York acquisition, partially offset by lower production volumes.

•	Global Workplace Solutions increased primarily due to higher volumes and expansion of services.

Automotive Experience

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(In millions)	2007	2006	Change	2007	2006	Change
North America	$7,276	$8,041	-10%	$72	$188	-62%
Europe	8,878	8,774	1%	445	405	10%
Asia	1,398	1,459	-4%	2	12	-83%

	$17,552	$18,274	-4%	$519	$605	-14%

Net Sales:
•	North America decreased primarily due to volume reductions with all major U.S. automakers, mainly in the full-size pick-up truck, minivan and sport utility vehicle platforms.

•	Europe improved slightly due to the favorable impact of foreign currency translation ($810 million) offset by lower volumes with all major customer platforms ($700 million).

•	Asia decreased primarily due to lower volumes in Japan, partially offset by the favorable impact of foreign currency translation ($40 million).
Segment Income:
•	North America decreased primarily due to lower sales volume ($165 million), partially offset by lower net engineering expenses and cost reduction programs, purchasing savings, the benefit of restructuring activities and other operational efficiencies.

•	Europe increased primarily due to the favorable impact of foreign currency translation ($53 million), cost reduction programs, purchasing savings, the benefit of restructuring activities and other operational efficiencies ($100 million), partially offset by lower volume and unfavorable vehicle sales mix ($53 million) and higher net engineering costs ($20 million) to support new business.

•	Asia decreased primarily due to lower volumes ($30 million), mainly in Japan and Malaysia, partially offset by operational efficiencies ($20 million), mainly in Japan and Korea.
Power Solutions

	Year Ended
	September 30,
(In millions)	2007	2006	Change
Net sales	$4,335	$3,716	17%
Segment income	515	459	12%
•	Net sales increased primarily due to higher unit prices resulting from significant increases in the cost of lead ($375 million), favorable price/mix in North America and Asia ($160 million), and the favorable impact of foreign currency translation ($115 million). Unit sales of automotive batteries were consistent with prior year levels.

•	Segment income increased primarily due to favorable price/mix, operational performance and integration benefits associated with the fiscal 2005 acquisition of Delphi’s battery business, as well as the favorable impact of foreign currency translation ($10 million), partially offset by the impact of higher lead costs ($55 million) and higher SG&A costs in North America ($15 million) mainly resulting from a favorable prior year legal settlement associated with the recovery of previously incurred environmental costs.
Restructuring Costs
As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal 2006 and recorded a $197 million restructuring charge. The 2006 Plan primarily included workforce reductions and plant consolidations in the automotive experience and building efficiency businesses. The automotive experience business related restructuring was focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North

America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business primarily related to Europe where the Company launched a systems redesign initiative. During the fourth quarter of fiscal 2006, automotive experience – North America recorded an additional $8 million for employee severance and termination benefits.
The 2006 Plan included workforce reductions of approximately 5,000 employees (2,500 for automotive experience – North America, 1,400 for automotive experience – Europe, 200 for building efficiency – North America, 600 for building efficiency – Europe, 280 for building efficiency – Rest of World and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2007, approximately 4,400 employees have been separated from the Company pursuant to the 2006 Plan. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience – North America, 3 in automotive experience – Europe, 1 in building efficiency – Europe and 1 in building efficiency – Rest of World). As of September 30, 2007, 14 of the 15 plants have been closed. The charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis.
Net Financing Charges

	Year Ended
	September 30,
(In millions)	2007	2006	Change
Net financing charges	$277	$273	1%
•	Net financing charges increased slightly primarily due to higher average debt levels throughout fiscal 2007.
Provision for Income Taxes
The Company’s base effective income tax rate for continuing operations for fiscal 2007 and 2006 was 21.0% (prior to certain discrete period items as outlined below).
The Company’s effective tax rate for fiscal 2007 was further reduced as a result of the favorable resolution of certain tax audits ($28 million), a change in tax status of an automotive experience subsidiary in the Netherlands ($22 million) and a nonrecurring tax benefit related to the use of a portion of the Company’s capital loss carryforward valuation allowance ($7 million), partially offset by the impact from the reduction in the German federal income tax rate ($20 million).
The Company’s effective tax rate for fiscal 2006 was further reduced as a result of a reversal of valuation allowances at certain Mexican and German subsidiaries of $32 million and $131 million, respectively, a $19 million discrete period tax benefit related to the third quarter 2006 restructuring charge using a blended statutory tax rate of 30.6%, a $10 million tax benefit related to a favorable tax audit resolution in a non-U.S. country, an $11 million tax benefit related to a change in tax status for subsidiaries in Hungary and the Netherlands and a $4 million tax benefit related to the disposition of an interest in a German joint venture, partially offset by $31 million of tax expense related to the repatriation of non-U.S. earnings.
Restructuring Charge
In the third quarter of fiscal 2006, the Company recorded a $19 million discrete period tax benefit related to the third quarter 2006 restructuring charge using a blended statutory tax rate of 30.6%.
Valuation Allowance Adjustments
The Company reviews its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.
In the fourth quarter of fiscal 2007, the tax provision decreased $7 million due to a nonrecurring tax benefit related to the use of a portion of the Company’s capital loss carryforward valuation allowance.
In the third quarter of fiscal 2006, the Company completed an analysis of its German operations and, based on cumulative income over a 36-month period, an assessment of expected future profitability in Germany and finalization of the 2006 Plan, determined that it was more likely than not that the tax benefits of certain operating loss and tax credit carryforwards in Germany would be utilized in the future. As such, the Company reversed $131 million attributable to these operating loss and tax credit carryforwards in the quarter ended June 30, 2006 as a credit to income tax expense, net of remaining valuation allowances at certain German subsidiaries and tax reserve requirements.
Based on the Company’s cumulative operating results through the six months ended March 31, 2006 and an assessment of expected future profitability in Mexico, the Company concluded that it was more likely than not that the tax benefits of its operating loss and tax credit carryforwards in Mexico would be utilized in the future. During the second quarter of fiscal 2006, the Company completed a tax reorganization in Mexico which will allow operating loss and tax credit carryforwards to be offset against the future taxable income of the reorganized entities. As such, in the quarter ended March 31, 2006, the Company reversed the valuation allowance of $32 million attributable to these operating loss and tax credit carryforwards as a credit to income tax expense.
Uncertain Tax Positions
The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.”
In the second and fourth quarters of fiscal 2007, the Company reduced its income tax liability by $15 million and $13 million, respectively, due to the favorable resolution of certain tax audits. In the third quarter of fiscal 2006, the Company recorded a $10 million tax benefit related to a favorable tax audit resolution in a non-U.S. jurisdiction.
The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits are always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2007, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities, may differ materially from the amounts accrued for each year.
Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” will be effective for the Company beginning October 1, 2007. The Company has determined that the adoption of FIN 48 will not be material to the Company’s consolidated financial position.
Change in Statutory Tax Rates
The German Corporate Tax Reform Act was enacted on August 14, 2007, and resulted in a decrease of the combined Corporate Income Tax and Trade Tax rates. The new rates will apply to the Company’s German entities effective October 1, 2007. The Company’s tax provision increased $20 million in the fourth quarter of fiscal 2007 as a result of this German tax law change.
In March 2007, the People’s National Congress in the People’s Republic of China approved a new tax reform law to align the tax regime applicable to non-U.S.-owned Chinese enterprises with those applicable to domestically-owned Chinese enterprises. The new law will be effective on January 1, 2008. The tax reform law does not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
On July 19, 2007, the U.K. enacted a new tax law, which reduces the main corporate income tax rate from 30% to 28%. The reduction goes into effect on April 1, 2008. The U.K. tax rate change will not have a material impact on the company’s consolidated financial condition, results of operations or cash flows.
Foreign Dividend Repatriation
In October 2004, the U.S. President signed the American Jobs Creation Act of 2004 (AJCA). The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled non-U.S. operations. The deduction was subject to a number of limitations. During the quarter ended March 31, 2006, the Company completed its evaluation of its repatriation plans and approximately $674 million of non-U.S. earnings were designated for repatriation to the U.S. pursuant to the provisions of the AJCA. The increase in income tax liability related to the Company’s AJCA initiatives totaled $42 million. The Company recorded $31 million of net income tax expense in the quarter ended March 31, 2006, as $11 million had been previously recorded by York prior to the acquisition in accordance with York’s approved repatriation plan.
Disposition of a Joint Venture
In the first quarter of fiscal 2006, the tax provision decreased due to a $4 million nonrecurring tax benefit related to a $9 million gain from the disposition of the Company’s interest in a German joint venture.
Change in Tax Status of Non-U.S. Subsidiary
In the second quarter of fiscal 2007, the tax provision decreased as a result of a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands. In the first quarter of fiscal 2006, the tax provision decreased as a result of an $11 million tax benefit realized by a change in tax status of an automotive experience subsidiary in Hungary and a building efficiency subsidiary in the Netherlands.
The change in tax status in each respective period resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the respective subsidiaries from controlled non-U.S. corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109.
Discontinued Operations
The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, Johnson Controls World Services, Inc. and its engine electronic business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries were $12 million in fiscal 2007 compared with $42 million in the prior year primarily due to losses at an automotive experience North America start-up joint venture and lower earnings at certain automotive experience Asian joint ventures because of start-up and engineering costs associated with new programs.
Net Income
Net income for fiscal 2007 was $1.3 billion, 30% above the prior year’s $1.0 billion, primarily due to higher volumes and improved margins in the building efficiency and power solutions businesses, prior year restructuring costs ($197 million pre-tax) and the full year impact of the York acquisition, partially offset by increased losses from discontinued operations ($45 million), primarily from the sale of the Bristol Compressor business in March 2007, and lower volumes in automotive experience North America and Europe. Fiscal 2007 diluted earnings per share from continuing operations were $2.16, a 23% increase from the prior year’s $1.75.

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005
Summary

	Year Ended
	September 30,
(In millions)	2006	2005	Change
Net sales	$32,235	$27,479	17%
Segment income	1,608	1,326	21%
•	Net sales increased primarily due to the impact of the York and Delphi acquisitions and organic growth in the power solutions business, partially offset by lower North American automobile production and unfavorable foreign currency translation ($500 million).

•	Excluding the unfavorable effects of foreign currency translation, fiscal 2006 consolidated net sales increased 19% as compared to fiscal 2005.

•	Segment income increased primarily due to the impact of the York and Delphi acquisitions and organic growth in the power solutions business, partially offset by increased raw material costs, including lead and petroleum-based products, lower North American automobile production and unfavorable foreign currency translation ($25 million). Segment income was also favorably impacted on a net basis in fiscal 2006 by legal and customer contract settlements which were partially offset by York integration costs.

•	Excluding the unfavorable effects of foreign currency translation, segment income increased 23% as compared to the prior year.
Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(In millions)	2006	2005	Change	2006	2005	Change
North America Systems	$1,609	$1,158	39%	$131	$111	18%
North America Service	1,943	1,186	64%	146	85	72%
North America Unitary Products	853	—	*	62	—	*
Global Workplace Solutions	2,046	1,863	10%	67	67	0%
Europe	1,900	899	111%	2	(1)	300%
Rest of World	1,894	612	209%	136	39	249%

	$10,245	$5,718	79%	$544	$301	81%

*	Measure not meaningful as segment relates to December 2005 York acquisition
Net Sales:
•	North America Systems, North America Service, North America Unitary Products, Europe and Rest of World increased primarily due to the impact of the York acquisition.

•	The Company did not operate in the North American Unitary Products markets prior to the York acquisition.

•	Global Workplace Solutions increased primarily due to new and expanded contracts in North America and Europe, including Royal Dutch Shell plc, British Broadcasting Corporation, DHL International GmbH, Eastman Kodak Company, T-Mobile, and Intel Corporation.
Segment Income:
•	North America Service, North America Unitary Products and Rest of World increased primarily due to the impact of the York acquisition.

•	North America Systems increased primarily due to a higher gross profit percentage resulting from operational efficiencies associated with the Company’s branch office redesign initiative and a favorable legal settlement associated with the recovery of previously incurred environmental costs ($7 million). The benefit from the legal settlement was substantially offset by other unfavorable commercial and legal settlements.

Automotive Experience

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(In millions)	2006	2005	Change	2006	2005	Change
North America	$8,041	$8,499	-5%	$188	$382	-51%
Europe	8,774	8,935	-2%	405	246	65%
Asia	1,459	1,399	4%	12	52	-77%

	$18,274	$18,833	-3%	$605	$680	-11%

Net Sales:
•	North America decreased slightly as higher volumes with Chrysler LLP and Hyundai Motor Co. were more than offset by volume reductions with Ford Motor Co., General Motors Corporation and Nissan Motor Co. and an unfavorable mix of production from light trucks to passenger cars.

•	Europe declined slightly as higher volumes across all major customer platforms were more than offset by the unfavorable impact of foreign currency translation ($300 million).

•	Asia increased primarily due to higher volumes with Honda Motor Co. in Japan, partially offset by volume reductions with Nissan Motor Co. in Japan, seating and interiors businesses in Korea and the unfavorable impact of foreign currency translation ($30 million).
Segment Income:
     North America
•	Unfavorable vehicle volume and sales mix decreased segment income by $139 million as compared to the prior year.

•	Cost reduction programs, purchasing savings and other operational efficiencies contributed $253 million in operating improvements.

•	Operations were unfavorably impacted by customer vehicle program adjustments ($133 million), tooling and launch costs ($68 million), higher labor costs ($48 million) and fuel cost increases ($47 million).

•	Selling, General and Administrative (SG&A) expenses increased primarily due to the timing of customer engineering recoveries ($18 million), employee benefit related expenses ($12 million) and plant closure costs related to a customer closure of an assembly plant to which the Company supplied interior products ($8 million), partially offset by administrative efficiencies and cost reduction programs.
     Europe
•	Cost reduction programs, purchasing savings and other operational efficiencies contributed $134 million in savings as compared to the prior period.

•	SG&A expenses increased $21 million, primarily due to information technology infrastructure expenses ($16 million) and net engineering expenses ($5 million).
     Asia
•	The decrease in segment income is primarily due to lower volumes and product mix, start-up and engineering costs associated with new programs within Japan, Korea and Malaysia and unfavorable material costs.

Power Solutions

	Year Ended
	September 30,
(In millions)	2006	2005	Change
Net sales	$3,716	$2,928	27%
Segment income	459	345	33%
•	Net sales increased due to substantially higher unit shipments, primarily from the Delphi battery business acquisition, and the favorable impact of higher lead costs on pricing, partially offset by the unfavorable impact of foreign currency translation ($40 million). Unit sales increased 22% in North America from new account growth in the aftermarket and increased sales to General Motors Corporation related to the Delphi battery business acquisition, 17% in Europe from strong aftermarket demand and 114% in Asia from increased market share.

•	Segment income increased primarily due to the higher sales volumes and a favorable legal settlement associated with the recovery of previously incurred environmental costs ($33 million), partially offset by unfavorable commodity costs, primarily lead ($72 million).
Restructuring Costs
As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan in the third quarter of fiscal 2006 (2006 Plan) and recorded a $197 million restructuring charge. The 2006 Plan primarily included workforce reductions and plant consolidations in the automotive experience and building efficiency businesses. The automotive experience business related restructuring was focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business mostly related to Europe where the Company launched a systems redesign initiative. Please refer to restructuring costs discussed earlier in Item 7 for additional details of the 2006 Plan.
In the second quarter of fiscal 2005, the Company executed a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge. These restructuring charges included workforce reductions of approximately 3,100 employees within automotive experience and power solutions and 800 employees in the building efficiency business. The charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. In addition, the 2005 Plan included eight plant closures within automotive experience and power solutions and four plant closures within building efficiency. The write-downs of the long-lived assets associated with the plant closures were determined using an undiscounted cash flow analysis. The automotive experience and power solutions actions were primarily concentrated in Europe, while the building efficiency restructuring actions involved activities in both North America and Europe.
Net Financing Charges

	Year Ended
	September 30,
(In millions)	2006	2005	Change
Net financing charges	$273	$113	142%
•	Net financing charges increased primarily due to the financing associated with the York acquisition, partially offset by debt reduction from operating cash flows.
Provision for Income Taxes
The Company’s base effective income tax rate for continuing operations for fiscal 2006 declined to 21.0% from 25.7% in fiscal 2005, primarily due to continuing global tax planning initiatives, increased income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate and decreased income in higher tax jurisdictions, prior to certain discrete period items as outlined below.
The Company’s effective tax rate for fiscal 2006 was further reduced as a result of a reversal of valuation allowances at certain Mexican and German subsidiaries of $32 million and $131 million, respectively, a $19 million discrete period tax benefit related to the third quarter 2006 restructuring charge using a blended statutory tax rate of 30.6%, a $10 million tax benefit related to a favorable tax audit resolution in a non-U.S. country, an $11 million tax benefit related to a change in tax status for subsidiaries in Hungary and the Netherlands and a $4 million tax benefit related to the disposition of an interest in a German joint venture, partially offset by $31 million of tax expense related to the repatriation of non-U.S. earnings.
The Company’s base effective income tax rate for continuing operations for fiscal year 2005 was 25.7%. For the fiscal year ended September 30, 2005, the effective rate was impacted by an $81 million tax benefit due to a change in tax status of a French and a German subsidiary. This change in tax status for the German subsidiary resulted in a capital loss for tax purposes of $187 million that was utilized during fiscal 2005.
Valuation Allowance Adjustments
In the third quarter of fiscal 2006, the Company completed an analysis of its German operations and, based on cumulative income over a 36-month period, an assessment of expected future profitability in Germany and finalization of the 2006 Plan, determined that it was more likely than not that the tax benefits of certain operating loss and tax credit carryforwards in Germany would be utilized in the future. As such, the Company reversed $131 million attributable to these operating loss and tax credit carryforwards in the third quarter as a credit to income tax expense, net of remaining valuation allowances at certain German subsidiaries and tax reserve requirements.
Based on the Company’s cumulative operating results through the six months ended March 31, 2006 and an assessment of expected future profitability in Mexico, the Company concluded that it was more likely than not that the tax benefits of its operating loss and tax credit carryforwards in Mexico would be utilized in the future. During the second quarter of fiscal 2006, the Company completed a tax reorganization in Mexico which will allow operating loss and tax credit carryforwards to be offset against the future taxable income of the reorganized entities. As such, in the second quarter of fiscal 2006 the Company reversed a valuation allowance of $32 million attributable to these operating loss and tax credit carryforwards as a credit to income tax expense.
In the second quarter of fiscal 2005, the Company’s tax valuation allowance increased $28 million related to restructuring charges for which no tax benefits were recorded in certain countries given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in that country.
Uncertain Tax Positions
The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.”
The Company’s effective tax rate was reduced in the third quarter of fiscal 2006 by a $10 million tax benefit related to a favorable tax audit resolution in a non-U.S. jurisdiction.
The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2006, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statement of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ.
Foreign Dividend Repatriation
In October 2004, the U.S. President signed the American Jobs Creation Act of 2004 (AJCA). The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled non-U.S. operations. The deduction was subject to a number of limitations. During the quarter ended March 31, 2006, the Company completed its evaluation of its repatriation plans and approximately $674 million of non-U.S. earnings were designated for repatriation to the U.S. pursuant to the provisions of the AJCA. The increase in income tax liability related to the Company’s AJCA initiatives totaled $42 million. The Company recorded $31 million of net income tax expense in the quarter ended March 31, 2006, as $11 million had been previously recorded by York prior to it becoming a subsidiary of the Company in accordance with York’s approved repatriation plan.
Disposition of a Joint Venture
In the first quarter of fiscal 2006, the tax provision decreased due to a $4 million nonrecurring tax benefit related to a $9 million gain from the disposition of the Company’s interest in a German joint venture.
Change in Tax Status of non-U.S. Subsidiaries
During the first quarter of fiscal 2006, the tax provision decreased as a result of an $11 million tax benefit realized by a change in tax status of an automotive experience subsidiary in Hungary and a building efficiency subsidiary in the Netherlands. In fiscal 2005, the tax provision decreased as a result of a $12 million and $69 million tax benefit from a change in tax status of subsidiaries in France and Germany, respectively.
The change in tax status resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the respective subsidiaries from controlled non-U.S. corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109.
Discontinued Operations
The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, Johnson Controls World Services, Inc. and its engine electronic business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries for fiscal 2006 was $42 million compared with $41 million for fiscal 2005 primarily due to the acquisition of a minority interest in York’s China operations in December 2005 and higher earnings at certain European and Asian automotive experience joint ventures, partially offset by lower earnings at certain automotive experience and building efficiency subsidiaries in North America.
Net Income
Net income for fiscal 2006 was $1.0 billion, 13% above the prior year’s $909 million, primarily due to the impact from the York and Delphi acquisitions and a reduced effective income tax rate on continuing operations, partially offset by lower North America automobile sales and increased interest expense resulting from financing associated with the York acquisition. Fiscal 2006 diluted earnings per share from continuing operations was $1.75, a 35% increase from 2005 of $1.30.
Fiscal Year 2008 Outlook
Net Sales
In fiscal 2008, the Company anticipates that net sales will grow to approximately $38 billion, an increase of 10% from 2007 net sales. The forecast assumes a Euro to U.S. dollar exchange rate of $1.35, which would be slightly higher than the average exchange rate of $1.33 in fiscal 2007.
The Company expects building efficiency net sales to increase approximately 15% from the prior year, reflecting a strong backlog, expected continued revenue synergies, expected emerging market growth and expected generally strong end markets. Building efficiency’s backlog relates to its control systems and service activity. At September 30, 2007, the unearned backlog was $4.2 billion, compared to $3.7 billion at September 30, 2006, primarily due to continued market share gains.

The Company expects automotive experience net sales to be level with the prior year. Sales in North America and Europe are expected to be flat, with the expected benefit of new programs largely offset by unfavorable vehicle mix and lower production across several large OEM’s. Robust sales growth in Asia, including China, is primarily associated with the Company’s unconsolidated joint ventures.
At September 30, 2007, automotive experience had a backlog of net new incremental business to be executed within the next three fiscal years of $3.9 billion, $0.9 billion of which relates to fiscal 2008. The three year backlog includes approximately $1.0 billion related to unconsolidated joint ventures. The backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes and the timing of production launches.
The Company expects power solutions net sales to increase approximately 40% from the prior year, primarily due to the pass-through of higher lead prices. Excluding the year-over-year impact of lead pricing, sales are expected to increase approximately 10%, reflecting expected new contract wins, existing customer growth and benefits of global capacity expansion.
Segment Income
The Company anticipates that the business segment income margin percentage in fiscal 2008 will increase from fiscal 2007. Underlying margins (i.e., excluding lead impact in the power solutions segment) are expected to increase in all three businesses.
In fiscal 2008, the Company expects continued volatility in lead prices, increases in foam chemical, resin and fuel costs due to rising oil prices, and relatively stable copper and steel costs.
The Company expects building efficiency’s segment income margin percentage for fiscal 2008 to increase from the prior year, reflecting the impact of the business’ expansion within emerging markets. The Company expects the business to continue to benefit from multiple initiatives, including deployment of best business practices, manufacturing footprint rationalization actions and supply chain management.
The Company expects automotive experience’s segment income margin percentage for 2008 to increase from the prior year. The Company anticipates the increase to be driven by an expected sustained improvement in North American profitability, expected continued strong operating performance in Europe and expected improved results in Asia despite ongoing investments in the region. Automotive experience has supply agreements with certain of its customers that provide for annual sales price reductions and, in some instances, for the recovery of material cost increases. The business expects to continue its historical trend of being able to significantly offset any sales price changes with cost reductions from design changes and productivity improvements and through similar programs with its own suppliers.
The Company expects power solutions’ segment income margin percentage to decline from 2007 due to the dilutive impact of significantly higher projected lead prices. Excluding the lead price impact, segment margin is anticipated to be level in 2008 versus the prior year. The Company anticipates mitigating the impact of lead cost increases through increased pricing and hedging programs. The Company expects that benefits from continued operational excellence will be offset in part due to increasing investments in hybrid technology.
Other
The Company expects the base effective income tax rate for fiscal 2008 to be 21.0%, consistent with fiscal 2007.
GOODWILL AND OTHER INVESTMENTS
Goodwill at September 30, 2007 was $6.1 billion, $221 million higher than the prior year. The increase was primarily due to the impact of foreign currency translation adjustments and final York purchase accounting adjustments during the first quarter of fiscal 2007.
Investments in partially-owned affiliates at September 30, 2007 were $795 million, $332 million more than the prior year. The increase was primarily due to the Company’s September 2007 investment in US Airconditioning Distributors, Inc. and several new automotive experience and power solutions joint ventures in Asia.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital

	September 30,	September 30,
(In millions)	2007	2006	Change
Working capital	$1,441	$1,357	6%
Accounts receivable	6,600	5,697	16%
Inventories	1,968	1,731	14%
Accounts payable	5,365	4,216	27%
•	Working capital is defined as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations.

•	The increase in working capital is primarily due to higher accounts receivable ($903 million) resulting from the sales growth experienced in fiscal 2007, higher inventories ($237 million) mainly due to the impact of higher lead costs and higher other current assets ($87 million) resulting from higher derivative assets and tax assets, partially offset by higher accounts payable ($1.1 billion) due to business growth and payment timing.

•	Days sales in accounts receivable at September 30, 2007 increased to 58 from 57 in the prior year. There has been no significant deterioration in the credit quality of the Company’s receivables or material changes in revenue recognition methods.

•	Inventory turnover at September 30, 2007 decreased to 10 from 16 in the prior year for raw material and work-in-process and to 24 from 29 in the prior year for finished goods due to building efficiency comprising a greater percentage of total inventory given their higher sales volumes and the impact of increased lead costs on power solutions inventories.

•	Days payables at September 30, 2007 increased to 71 days from 57 days in the prior year due to the timing of payments and the Company’s standardization of global payment terms.
Cash Flow

	Year Ended September 30,
(In millions)	2007	2006
Cash provided by operating activities	$1,913	$1,417
Cash used by investing activities	1,051	3,076
Cash provided (used) by financing activities	(542)	1,741
Capital expenditures	828	711
•	The increase in cash provided by operating activities primarily reflects increased net income ($224 million), net changes in deferred income taxes ($341 million) and favorable working capital changes in accounts payable and accrued liabilities, partially offset by restructuring reserve usage ($220 million) and unfavorable working capital changes in receivables, inventories and other current assets.

•	The decrease in cash used in investing activities primarily relates to the York acquisition in the prior fiscal year.

•	Cash used in financing activities during the current fiscal year was primarily used for repayment of debt obligations. In fiscal 2006, cash provided by financing activities was primarily related to the York acquisition financing.

•	Consistent with the prior year, the majority of the fiscal 2007 capital expenditures were associated with the automotive experience and power solutions businesses and were related to investments in launches of new business platforms and cost reduction projects. Management expects fiscal 2008 capital expenditures to decrease slightly with a reinvestment ratio, which is calculated as capital expenditures divided by depreciation expense, of 1 to 1, reflecting investment in emerging automotive experience and building efficiency markets offset by normalized spending for power solutions.

Long-Lived Assets
The Company has certain subsidiaries, mainly located in Brazil, Italy, the United Kingdom and the U.S., which have generated operating and capital losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries in accordance with SFAS No. 109. SFAS No. 109 requires the Company to record a valuation allowance for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction and evaluate both positive and negative historical evidences as well as expected future events.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s long-lived asset impairment analyses indicate that assets are not impaired based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At September 30, 2007, the Company does not have any material assets whose recovery is at risk in accordance with the provisions of SFAS No. 144.
Capitalization

	September 30,	September 30,
(In millions)	2007	2006	Change
Short-term debt	$264	$209	26%
Long-term debt	4,154	4,534	-8%
Shareholders’ equity	8,907	7,355	21%

Total capitalization	$13,325	$12,098	10%

Total debt as a % of total capitalization	33.2%	39.2%

•	In December 2006, the Company entered into a five-year, $2.0 billion revolving credit facility which expires in December 2011. This facility replaced a five-year $1.6 billion revolving credit facility that would have expired in October 2010 and serves as the commercial paper backup facility. There were no draws on the committed credit line during the year ended September 30, 2007.

•	In December 2006 the Company entered into a 12 billion yen ($104 million), three year, floating rate loan. The net proceeds of the bank loan were used to repay unsecured commercial paper obligations.

•	In November 2006 the Company issued commercial paper to repay a $350 million note that matured.

•	The Company also selectively makes use of short-term money market loans in both U.S. dollars and Euros. The Company estimates that, as of September 30, 2007, it could borrow up to $1 billion at its current debt ratings in money market loans.

•	The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. None of the Company’s debt agreements requires accelerated repayment in the event of a decrease in credit ratings. Currently, the Company believes it has ample liquidity and full access to the capital markets to support business growth and future acquisitions. The Company believes its capital resources and liquidity position at September 30, 2007 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in fiscal 2008 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

A summary of the Company’s significant contractual obligations as of September 30, 2007 is as follows:

					2013
	Total	2008	2009-2010	2011-2012	and Beyond
Contractual Obligations

Long-term debt (including capital lease obligations)*	$4,154	$899	$399	$808	$2,048

Interest on long-term debt (including capital lease obligations)*	882	187	324	250	121

Operating leases	786	209	293	146	138

Purchase obligations	6,371	2,077	1,941	1,514	839	(1)

Pension and postretirement contributions	518	125	79	85	229

Total contractual cash obligations	$12,711	$3,497	$3,036	$2,803	$3,375

*	See “Capitalization” for additional information related to the Company’s long-term debt.

(1)	Amount excludes certain minimum purchase requirements for indefinite future years beyond 2013. These purchase requirements are contained in a contract under which the Company could have liabilities to the other party upon the contract’s termination. These liabilities, if incurred, could be material to the Company’s consolidated financial position, results of operations or cash flows.
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
Revenue Recognition
The Company recognizes revenue from long-term systems installation contracts of the building efficiency business over the contractual period under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded in unbilled accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.
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
Goodwill and Other Intangible Assets
In conformity with U.S. GAAP, goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the operating unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at September 30, 2007, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are also subject to impairment testing on at least an annual basis. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each operating unit. While the Company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.
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
In the fourth quarter of fiscal 2007, the Company adopted all of the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires that companies recognize in its statement of financial position a liability for defined benefit pension and postretirement plans that are underfunded or unfunded, or an asset for defined benefit pension and postretirement benefit plans that are overfunded. SFAS No. 158 also requires that companies measure the benefit obligations and fair value of plan assets that determine a postretirement benefit plan’s funded status as of the date of the employer’s fiscal year-end by no later than their fiscal year ending after December 15, 2008. Adjustments relating to this change in measurement date for the period between the early measurement date and the end of the year are made to retained earnings, net of tax. In connection with the Company’s adoption of SFAS No. 158, at September 30, 2007, the Company recorded an asset of $117 million for its defined benefit pension plans that are in overfunded positions and a liability of $629 million for its defined benefit pension plans that are in underfunded positions. In addition, a liability of $280 million was recorded for the Company’s health and other postretirement plans that were in underfunded positions at September 30, 2007. The Company also early adopted the change in measurement date provisions at September 30, 2007 for its U.S. pension and health and other postretirement plans, which resulted in a $9 million adjustment, net of tax, to retained earnings.
The discount rate used by the Company is based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of the Company’s pension plans’ participants’ demographics and benefit payment terms. At both September 30, 2007 and July 31, 2006, the Company’s discount rate on U.S. plans was 6.50%.
In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 60% of the plans’ assets were invested in equities, with the balance primarily invested in fixed income instruments. At September 30, 2007 the Company increased its expected long-term return on U.S. plan assets from 8.25% to 8.50%.

The Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a three-year period. As of September 30, 2007, the Company had approximately $83 million of unrecognized asset losses associated with its U.S. pension plans, which will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.
Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Product Warranties
The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates. At September 30, 2007, the Company had recorded $150 million of warranty reserves based on an analysis of return rates and other factors. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ significantly from those estimates.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At September 30, 2007, the Company had a valuation allowance of $326 million, of which $206 million relates to net operating loss carryforwards primarily in Brazil, Italy, and the United Kingdom, for which sustainable taxable income has not been demonstrated; $54 million relates to net capital loss carryforwards, primarily in the U.S., for which future capital gains are not assured; and $66 million of other deferred tax assets. The Company does not provide additional U.S. income taxes on undistributed earnings of consolidated non-U.S. subsidiaries included in shareholders’ equity. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.
NEW ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its consolidated financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the balance sheet, with changes in the funded status recognized through accumulated other comprehensive income in the year in which they occur. Additionally, SFAS No. 158 requires the Company to measure the funded status as of the date of its fiscal year-end. See Item 8, Note 14 for the impact of the Company’s adoption of SFAS No. 158 in the fourth quarter of fiscal 2007.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal 2008. The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial condition or results of operations.
In June 2006, the FASB issued FASB Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning October 1, 2007. The Company has determined that the adoption of FIN 48 will not be material to the Company’s consolidated financial position.
RISK MANAGEMENT
The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, compensation expense and interest rates. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used.
For all foreign currency derivative instruments designated as cash flow hedges, retrospective effectiveness is tested on a monthly basis using a cumulative dollar offset test. The fair value of the hedged exposures and the fair value of the hedge instruments are revalued and the ratio of the cumulative sum of the periodic changes in the value of the hedge instruments to the cumulative sum of the periodic changes in the value of the hedge is calculated. The hedge is deemed as highly effective if the ratio is between 80% and 125%. For commodity derivative contracts designated as cash flow hedges, effectiveness is tested using a regression calculation. Ineffectiveness is minimal as the Company aligns most of the critical terms of its derivatives with the supply contracts.
For net investment hedges, the Company assesses its net investment positions in the non-U.S. operations and compares it with the outstanding net investment hedges on a quarterly basis. The hedge is deemed effective if the aggregate outstanding principal of the hedge instruments designated as the net investment hedge in a non-U.S. operation does not exceed the Company’s net investment positions in the respective non-U.S. operation.
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
The Company selectively finances its foreign operations with local, non-U.S. dollar debt. In those instances, the foreign currency denominated debt serves as a natural hedge of the foreign operations’ net asset positions. The Company has also entered into foreign currency denominated debt obligations and cross-currency interest rate swaps to selectively hedge portions of its net investments in Europe and Japan. The currency effects of the debt obligations and swaps are reflected in the accumulated other comprehensive income account within shareholders’ equity where they offset gains and losses recorded on the net investments in Europe and Japan.
Sensitivity Analysis
The following table indicates the total U.S. dollar equivalents of net foreign exchange contracts (hedging transactional exposure) and non-U.S. dollar denominated cash, debt and cross-currency interest rate swaps (hedging translation exposure) outstanding by currency and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2007.
As previously noted, the Company’s policy prohibits the trading of financial instruments for speculative purposes. It is important to note that gains and losses indicated in the sensitivity analysis would be offset by gains and losses on the underlying receivables, payables and net investments in non-U.S. subsidiaries described above (in millions, in U.S. dollar equivalent):

	September 30, 2007
	Non-U.S. dollar
	Financial Instruments
	Designated as Hedges of:
	Transactional	Translation	Net	Foreign Exchange
	Foreign	Foreign	Amounts of	Gain/(Loss) from:
	Exposure	Exposure	Instruments	10%	10%
	Long/	Long/	Long/	Appreciation	Depreciation
	(Short)	(Short)	(Short)	of U.S. Dollar	of U.S. Dollar
British pound	$(49)	$113	$64	$(6)	$6
Canadian dollar	(103)	132	29	(3)	3
Chinese renminbi	—	91	91	(9)	9
Czech koruna	131	79	210	(21)	21
Euro	(295)	(1,115)	(1,410)	141	(141)
Japanese yen	129	(482)	(353)	35	(35)
Mexican peso	166	10	176	(18)	18
Polish zloty	(4)	(82)	(86)	9	(9)
Slovenska koruna	134	(49)	85	(9)	9
South Korean won	32	—	32	(3)	3
Swiss franc	(2)	100	98	(10)	10
Other	(4)	53	49	(5)	5

Total	$135	$(1,150)	$(1,015)	$101	$(101)

Interest Rates
The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market rates. The Company will use interest rate swaps to offset its exposure to interest rate movements. In accordance with SFAS No. 133, the existing swap qualifies and is designated as a fair value hedge. A 10% increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would result in a change in pre-tax interest expense of approximately $7 million.

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
Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2007 related solely to environmental compliance were not material. At September 30, 2007 and 2006, the Company recorded environmental liabilities of $27 million and $34 million, respectively. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At September 30, 2007 and 2006, the Company recorded conditional asset retirement obligations of $81 million and $77 million, respectively.
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

QUARTERLY FINANCIAL DATA

In millions, except per share data;	First	Second	Third	Fourth	Full
(unaudited)	Quarter	Quarter	Quarter	Quarter	Year
2007
Net sales	$8,210	$8,492	$8,911	$9,011	$34,624
Gross profit	1,074	1,193	1,384	1,425	5,076
Income before the cumulative effect of a change in accounting principle	162	228	396	466	1,252
Net income	162	228	396	466	1,252
Earnings per share before the cumulative effect of a change in accounting principle
Basic*	0.28	0.39	0.67	0.79	2.12
Diluted*	0.27	0.38	0.66	0.77	2.09
Earnings per share
Basic*	0.28	0.39	0.67	0.79	2.12
Diluted*	0.27	0.38	0.66	0.77	2.09

2006
Net sales	$7,528	$8,167	$8,390	$8,150	$32,235
Gross profit	922	1,048	1,212	1,247	4,429
Income before the cumulative effect of a change in accounting principle	165	165	338	367	1,035
Net income	165	165	338	360	1,028
Earnings per share before the cumulative effect of a change in accounting principle
Basic*	0.29	0.28	0.58	0.62	1.77
Diluted*	0.28	0.28	0.57	0.62	1.75
Earnings per share
Basic*	0.29	0.28	0.58	0.61	1.76
Diluted*	0.28	0.28	0.57	0.61	1.74

*	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Risk Management” included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Johnson Controls, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective September 30, 2007. In addition, as discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective October 1, 2005, and as discussed in Note 5 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” in the fourth quarter of 2006.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 26, 2007

Johnson Controls, Inc.
Consolidated Statements of Income

	Year ended September 30,
(In millions, except per share data)	2007	2006	2005
Net sales
Products and systems*	$27,849	$27,108	$24,337
Services*	6,775	5,127	3,142

	34,624	32,235	27,479

Cost of sales
Products and systems	24,253	23,861	21,463
Services	5,295	3,945	2,534

	29,548	27,806	23,997

Gross profit	5,076	4,429	3,482
Selling, general and administrative expenses	(3,281)	(2,933)	(2,228)
Restructuring costs	—	(197)	(210)
Net financing charges	(277)	(273)	(113)
Equity income	89	112	72

Income before income taxes and minority interests	1,607	1,138	1,003
Provision for income taxes	300	63	205
Minority interests in net earnings of subsidiaries	12	42	41

Income from continuing operations	1,295	1,033	757
Income (loss) from discontinued operations, net of income taxes	(10)	2	16
Gain (loss) on sale of discontinued operations, net of income taxes	(33)	—	136

Income before the cumulative effect of a change in accounting principle	1,252	1,035	909
Cumulative effect of a change in accounting principle, net of income taxes	—	(7)	—

Net income	$1,252	$1,028	$909

Earnings available for common shareholders	$1,252	$1,028	$909

Earnings per share from continuing operations
Basic	$2.19	$1.77	$1.32
Diluted	$2.16	$1.75	$1.30
Earnings per share before the cumulative effect of a change in accounting principle
Basic	$2.12	$1.77	$1.58
Diluted	$2.09	$1.75	$1.56
Earnings per share
Basic	$2.12	$1.76	$1.58
Diluted	$2.09	$1.74	$1.56

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Financial Position

	September 30,
(In millions, except par value and share data)	2007	2006
Assets

Cash and cash equivalents	$674	$293
Accounts receivable, less allowance for doubtful accounts of $75 and $80, respectively	6,600	5,697
Inventories	1,968	1,731
Other current assets	1,630	1,543

Current assets	10,872	9,264

Property, plant and equipment — net	4,208	3,968
Goodwill	6,131	5,910
Other intangible assets — net	773	799
Investments in partially-owned affiliates	795	463
Other noncurrent assets	1,326	1,517

Total assets	$24,105	$21,921

Liabilities and Shareholders’ Equity

Short-term debt	$264	$209
Current portion of long-term debt	899	368
Accounts payable	5,365	4,216
Accrued compensation and benefits	978	919
Accrued income taxes	97	229
Other current liabilities	2,317	2,205

Current liabilities	9,920	8,146

Long-term debt	3,255	4,166
Postretirement health and other benefits	256	349
Minority interests in equity of subsidiaries	128	129
Other noncurrent liabilities	1,639	1,776

Long-term liabilities	5,278	6,420

Commitments and contingencies (Note 18)

Common stock, $.01 7/18 par value shares authorized: 1,800,000,000 shares issued: 2007 - 595,384,212; 2006 - 588,035,361	8	8
Capital in excess of par value	1,452	1,273
Retained earnings	6,698	5,715
Treasury stock, at cost (2007 - 1,617,978 shares; 2006 - 713,394 shares)	(33)	(7)
Accumulated other comprehensive income	782	366

Shareholders’ equity	8,907	7,355

Total liabilities and shareholders’ equity	$24,105	$21,921

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows

	September 30,
(In millions)			Revised
	2007	2006	2005
Operating Activities
Net income	$1,252	$1,028	$909

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	687	661	615
Amortization of intangibles	45	44	24
Equity in earnings of partially-owned affiliates, net of dividends received	(1)	(15)	(47)
Deferred income taxes	(63)	(404)	(25)
Minority interests in net earnings of subsidiaries	12	42	41
Non-cash restructuring costs	—	51	46
Pension contributions in excess of expense	—	—	(138)
Loss/(gain) on sale of discontinued operations	33	—	(136)
Equity-based compensation	48	61	35
Other	25	18	—
Changes in working capital, excluding acquisitions and divestitures of businesses
Receivables	(617)	244	(771)
Inventories	(150)	(77)	(64)
Other current assets	(262)	(32)	(114)
Restructuring reserves	(161)	59	102
Accounts payable and accrued liabilities	1,052	(379)	319
Accrued income taxes	13	116	81

Cash provided by operating activities	1,913	1,417	877

Investing Activities
Capital expenditures	(828)	(711)	(664)
Sale of property, plant and equipment	83	90	39
Acquisition of businesses, net of cash acquired	(17)	(2,629)	(328)
Business divestitures	89	—	679
Settlement of cross-currency interest rate swaps	(145)	66	(62)
Changes in long-term investments	(233)	108	(2)

Cash used by investing activities	(1,051)	(3,076)	(338)

Financing Activities
Decrease in short-term debt — net	(43)	(531)	(106)
Increase in long-term debt	115	2,739	83
Repayment of long-term debt	(505)	(359)	(311)
Payment of cash dividends	(195)	(218)	(192)
Proceeds from the exercise of stock options	104	97	66
Other	(18)	13	(36)

Cash provided (used) by financing activities	(542)	1,741	(496)

Effect of exchange rate changes on cash and cash equivalents	61	40	29

Increase in cash and cash equivalents	$381	$122	$72

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Shareholders’ Equity

						Accumulated
			Capital in		Treasury	Other
		Common	Excess of	Retained	Stock,	Comprehensive
(In millions, except per share data)	Total	Stock	Par Value	Earnings	at Cost	Income (Loss)
$ 72
At September 30, 2004	$5,206	$8	$953	$4,188	$(15)	72
Comprehensive income:
Net income	909	—	—	909	—	—
Foreign currency translation adjustments	(29)	—	—	—	—	(29)
Realized and unrealized gains/losses on derivatives	34	—	—	—	—	34
Minimum pension liability adjustment	(17)	—	—	—	—	(17)

Other comprehensive loss	(12)

Comprehensive income	897
Cash dividends Common ($0.33 per share)	(192)	—	—	(192)	—	—
Other, including options exercised	147	—	139	—	8	—

At September 30, 2005	6,058	8	1,092	4,905	(7)	60
Comprehensive income:
Net income	1,028	—	—	1,028	—	—
Foreign currency translation adjustments	274	—	—	—	—	274
Realized and unrealized gains/losses on derivatives	20	—	—	—	—	20
Minimum pension liability adjustment	12	—	—	—	—	12

Other comprehensive income	306

Comprehensive income	1,334
Cash dividends Common ($0.37 per share)	(218)	—	—	(218)	—	—
Other, including options exercised	181	—	181	—	—	—

At September 30, 2006	7,355	8	1,273	5,715	(7)	366
Comprehensive income:
Net income	1,252	—	—	1,252	—	—
Foreign currency translation adjustments	479	—	—	—	—	479
Realized and unrealized gains/losses on derivatives	(4)	—	—	—	—	(4)
Minimum pension liability adjustment	1	—	—	—	—	1

Other comprehensive income	476

Comprehensive income	1,728
Adjustment to initially adopt SFAS No. 158, net of tax	(60)	—	—	—	—	(60)
Adjustment for the change in measurement date due to the adoption of SFAS No. 158, net of tax	(9)	—	—	(9)	—	—
Cash dividends Common ($0.44 per share)	(260)	—	—	(260)	—	—
Other, including options exercised	153	—	179	—	(26)	—

At September 30, 2007	$8,907	$8	$1,452	$6,698	$(33)	$782

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Johnson Controls, Inc. and its domestic and non-U.S. subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany transactions have been eliminated. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest is between 20% and 50% and the Company does not have a controlling interest. Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R), “Consolidation of Variable Interest Entities,” the Company may consolidate a partially-owned affiliate when it has less than a 50% ownership. Gains and losses from the translation of substantially all foreign currency financial statements are recorded in the accumulated other comprehensive income account within shareholders’ equity.

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

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $4.0 billion and $4.6 billion at September 30, 2007 and 2006, respectively, was determined using market quotes. See Note 11 for fair value of derivative instruments.

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

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred. Customer reimbursements are recorded as an increase in cash and a reduction of selling, general and administrative expense when reimbursement from the customer is received. Costs for molds, dies, and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for evidence of impairment. At September 30, 2007 and 2006, approximately $215 million and $270 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2007 and 2006, the Company recorded within other current assets approximately $171 million and $136 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is assured.
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

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company performs an annual goodwill impairment review of its operating segments during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which an operating segment could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal 2007 indicated that the estimated fair value of each operating segment exceeded its corresponding carrying amount, including recorded goodwill and as such, no impairment exists.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment exists at September 30, 2007.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2007, the Company does not have any material long-lived assets whose recovery is at risk.

Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the consolidated statements of financial position. Amounts included within accounts receivable related to these contracts were $633 million and $455 million at September 30, 2007 and 2006, respectively. Amounts included within other current liabilities were $538 million and $314 million at September 30, 2007 and 2006, respectively.

Revenue Recognition

The Company’s building efficiency business recognizes revenue from long-term systems installation contracts over the contractual period under the percentage-of-completion method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
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

The Company’s building efficiency business also sells certain heating, ventilating, and air conditioning (HVAC) products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative fair value of all elements or the fair value of undelivered elements.

In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. Such expenditures for the fiscal years ended September 30, 2007, 2006 and 2005 were $767 million, $743 million and $817 million, respectively.

A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2007, 2006 and 2005, were $276 million, $323 million and $402 million, respectively.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares include the dilutive effect of common stock equivalents which would arise from the exercise of stock options (see Note 19 regarding stock split).

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive income, were as follows (in millions, net of tax):

	September 30,
	2007	2006
Foreign currency translation adjustments	$882	$403
Realized and unrealized gains/losses on derivatives	59	63
Minimum pension liability adjustment	—	(100)
Adjustment pursuant to SFAS No. 158	(159)	—

Accumulated other comprehensive income	$782	$366

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
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

The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional net exposures. The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the underlying exposure. Gains and losses on these contracts are recorded in cost of sales in the consolidated statement of income and are recognized in the same period as gains and losses on the hedged items.

Cash Flow Hedges - The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure or commodity price exposure, primarily using foreign currency exchange contracts and commodity contracts, respectively. These instruments are designated as cash flow hedges in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 and are recorded in the consolidated statement of financial position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated OCI and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates or commodity price changes. As of September 30, 2005, the Company entered into three forward treasury lock agreements designated as cash flow hedges to reduce the market risk associated with changes in interest rates related to the Company’s fixed-rate note issuance (see Note 11).

For the fiscal years ended September 30, 2007, 2006 and 2005, the net amounts recognized in earnings due to ineffectiveness were not material. The amount reported as unrealized gains/losses on derivatives in the accumulated OCI account within shareholders’ equity represents the net gain/loss on derivatives designated as cash flow hedges.

Fair Value Hedges — The Company had one interest rate swap outstanding at September 30, 2007 designated as a hedge of the fair value of a portion of fixed-rate bonds (see Note 11). Both the swap and the hedged portion of the debt are recorded in the consolidated statement of financial position. The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no net impact on earnings. A second interest rate swap that was outstanding as of September 30, 2006 matured in conjunction with the maturity of the hedged debt on November 15, 2006.

Net Investment Hedges - The Company has cross-currency interest rate swaps and foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in non-U.S. operations. The currency effects of the debt obligations are reflected in the accumulated OCI account where they offset translation gains and losses recorded on the Company’s net investments in Europe and Japan. The cross-currency interest rate swaps are recorded in the consolidated statement of financial position at fair value, with changes in value attributable to changes in foreign exchange rates recorded in the foreign currency translation adjustments component of accumulated OCI. Net interest payments or receipts from the interest rate swaps are recorded as adjustments to interest expense in earnings on a current basis. A net loss of approximately $38 million associated with hedges of net investments in non-U.S. operations was recorded in the accumulated OCI account for the periods ended September 30, 2007 and 2006.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its consolidated financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the balance sheet, with changes in the funded status recognized through accumulated other comprehensive income in the year in which they occur. Additionally, SFAS No. 158 requires the Company to measure the funded status as of the date of its fiscal year-end. See Note 14 for the impact of the Company’s adoption of SFAS No. 158 in the fourth quarter of fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal 2008. The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial condition or results of operations.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning October 1, 2007. The Company has determined that the adoption of FIN 48 will not be material to the Company’s consolidated financial position.

Reclassification

Certain prior year amounts have been revised to conform to the current year’s presentation. The Company has revised its consolidated statements of income for the fiscal years ended September 30, 2006 and 2005 to reclassify certain amounts previously reported within miscellaneous-net to cost of sales, selling, general and administrative expenses, and net financing charges. Additionally, the Company has revised its consolidated statements of cash flows for the fiscal year ended September 30, 2005 to combine cash flows from discontinued operations with cash flows from continuing operations. The Company had previously separated these amounts from continuing operations and reported them as cash flows from discontinued operations.

2.	ACQUISITIONS

In September 2007, the Company recorded a $200 million equity investment in a joint venture with US Airconditioning Distributors, Inc., a California based, privately-owned HVAC distributor serving five western U.S. states, in order to enhance the distribution of residential and light-commercial products in that geography. This investment will be accounted for under the equity method as the Company does not have a controlling interest.

In December 2005, the Company completed its acquisition of York International Corporation (York). The total cost of the acquisition, excluding cash acquired, was approximately $3.1 billion, including the assumption of $563 million of debt, change in control payments and direct costs of the transaction. The Company initially financed the acquisition by issuing unsecured commercial paper, which was refinanced with long-term debt in January 2006. York’s results of operations have been included in the Company’s consolidated financial statements since the date of acquisition.

The acquisition of York enabled the Company to become a single source supplier of integrated products and services for building owners to optimize comfort and energy efficiency. The acquisition enhanced the Company’s HVAC equipment, controls, fire and security capabilities and positioned the Company in a strategic leadership position in the global building environment industry which the Company believes offers significant growth potential.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
During the first quarter of fiscal 2007, the Company completed its York purchase price allocation. The adjustments to the initial purchase price allocation were primarily related to the finalization of the restructuring plans, fixed asset valuations and other immaterial adjustments.

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

The Company recorded restructuring reserves of $161 million related to the York acquisition, including workforce reductions of approximately 3,150 building efficiency employees (850 for North America Systems, 300 for North America Service, 60 for North America Unitary Products, 1,150 for Europe and 790 for Rest of World), the closure of two manufacturing plants (one in North America Systems and one in Rest of World), the merging of other plants and branch offices with existing Company facilities and contract terminations. These restructuring activities were recorded as costs of the acquisition and were provided for in accordance with FASB Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipates that substantially all of the remaining non-contractual restructuring actions will be completed in the first half of fiscal 2008.

As of September 30, 2007, approximately 2,150 employees have been separated from the Company pursuant to the York restructuring, including 275 for North America Systems, 50 for North America Unitary Products, 1,090 for Europe and 735 for Rest of World.

The following table summarizes the changes in the Company’s York restructuring reserves, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2006	$50	$49	$6	$105
Adjustments	(3)	6	—	3
Utilized — Cash	(24)	(25)	—	(49)
Utilized — Noncash	—	—	(3)	(3)

Balance at September 30, 2007	$23	$30	$3	$56

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Also in fiscal year 2006, the Company completed six additional acquisitions for a combined purchase price of $111 million, including the assumption of debt, none of which were material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $57 million.

In fiscal year 2005, the Company completed six acquisitions for a combined purchase price of approximately $333 million, including the assumption of debt. In conjunction with the fiscal 2005 acquisitions, the Company recorded goodwill of $155 million. The most significant of these acquisitions are as follows:
•	In July 2005, the Company completed the acquisition of Delphi Corporation’s global battery business. This acquisition enables the Company to participate in the rapidly growing Asian automotive battery market, particularly in China.

•	In June 2005, the Company completed its acquisition of USI Companies, Inc. This acquisition provides clients with an expanded, integrated mix of global corporate real estate services and enables the Company to further align new and existing customers’ real estate assets with their business objectives.
3.	DISCONTINUED OPERATIONS

In March 2007, the Company completed the sale of the Bristol Compressor business, which was acquired in December 2005 as part of the York transaction (see Note 2), for approximately $40 million, of which $35 million was received in cash in the three months ended March 31, 2007 and $5 million was received in cash in the three months ended September 30, 2007 after final purchase price adjustments. The sale of the Bristol Compressor business resulted in a loss of approximately $49 million ($30 million after-tax), including related costs.

In March 2005, the Company completed the sale of its Johnson Controls World Services, Inc. subsidiary, which had been included in the Company’s former building efficiency segment, to IAP Worldwide Services, Inc. for $260 million. The sale resulted in a gain of approximately $139 million ($85 million after-tax), net of related costs.

In February 2005, the Company completed the sale of its engine electronics business, which had been included in the automotive experience — Europe segment, to Valeo for €316 million. This non-core business was acquired in fiscal 2002 from Sagem SA. The sale of the engine electronics business resulted in a gain of $81 million ($51 million after-tax), net of related costs, in fiscal 2005. In the second quarter of fiscal 2007, the Company settled a claim related to the engine electronics business that resulted in a loss of approximately $4 million ($3 million after-tax).

The following summarizes the net sales, income (loss) before income taxes and minority interests, and income (loss) per share from discontinued operations amounts for the fiscal years ended September 30, 2007, 2006 and 2005 (in millions, except per share amounts):

	Year Ended September 30,
	2007	2006	2005
Net sales	$54	$178	$540
Income (loss) before income taxes and minority interests	(16)	3	26
Income (loss) per share from discontinued operations
Basic	$(0.02)	$—	$0.03

Diluted	$(0.02)	$—	$0.03

Gain (loss) per share on sale of discontinued operations
Basic	$(0.06)	$—	$0.24

Diluted	$(0.06)	$—	$0.23

Net assets of the Bristol Compressor business at the disposal date totaled approximately $86 million, which consisted of current assets of $97 million, fixed assets of $6 million and liabilities of $17 million.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
4.	INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2007	2006
Raw materials and supplies	$774	$655
Work-in-process	329	294
Finished goods	930	834

FIFO inventories	2,033	1,783
LIFO reserve	(65)	(52)

Inventories	$1,968	$1,731

Inventories valued by the LIFO method of accounting were approximately 25% of total inventories at September 30, 2007 and 2006.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2007	2006
Buildings and improvements	$2,159	$1,794
Machinery and equipment	6,026	5,787
Construction in progress	536	589
Land	322	295

Total property, plant and equipment	9,043	8,465
Less accumulated depreciation	(4,835)	(4,497)

Property, plant and equipment — net	$4,208	$3,968

Interest costs capitalized during the fiscal years ended September 30, 2007, 2006, and 2005 were $13 million, $21 million and $11 million, respectively.

In March 2005, the FASB issued FIN 47, which clarified that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation (ARO) if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Under FIN 47, companies must accrue for costs related to legal obligations associated with the retirement, disposal, removal or abandonment of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event and if the liability’s fair value can be reasonably estimated. FIN 47 requires that the ARO estimate be recorded as a liability and as an increase to the related asset. The capitalized asset is depreciated over the remaining useful life of the asset.

The Company has identified certain legal and future environmental obligations at owned properties in the power solutions business as conditional AROs. In the fourth quarter of fiscal 2006, the Company adopted FIN 47 and, using site-specific surveys and other historical information, recorded an increase in net property, plant and equipment of $16 million, an ARO liability of $28 million and a non-cash, after-tax charge of $7 million ($0.01 per share), which is reported in the fiscal 2006 consolidated statement of income as a cumulative effect of a change in accounting principle, net of income taxes. Changes to the ARO assets and liabilities in fiscal 2007 were not significant.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the fiscal years ended September 30, 2007 and 2006 were as follows (in millions):

			Currency
	September 30,	Business	Translation and	September 30,
	2005	Acquisitions	Other	2006
Building efficiency
North America Systems	$45	$451	$—	$496
North America Service	11	601	3	615
North America Unitary Products	—	473	—	473
Global Workplace Solutions	182	—	(16)	166
Europe	207	147	16	370
Rest of World	71	411	5	487
Automotive experience
North America	1,186	—	(10)	1,176
Europe	1,013	6	47	1,066
Asia	192	7	1	200
Power solutions	826	8	27	861

Total	$3,733	$2,104	$73	$5,910

			Currency
	September 30,	Business	Translation	September 30,
	2006	Acquisitions	and Other	2007
Building efficiency
North America Systems	$496	$—	$1	$497
North America Service	615	1	6	622
North America Unitary Products	473	—	8	481
Global Workplace Solutions	166	8	7	181
Europe	370	—	22	392
Rest of World	487	1	40	528
Automotive experience
North America	1,176	—	1	1,177
Europe	1,066	12	89	1,167
Asia	200	—	5	205
Power solutions	861	—	20	881

Total	$5,910	$22	$199	$6,131

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	September 30, 2007			September 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$315	$(147)	$168	$300	$(126)	$174
Unpatented technology	21	(8)	13	31	(9)	22
Customer relationships	306	(24)	282	304	(15)	289
Miscellaneous	47	(32)	15	33	(20)	13

Total amortized intangible assets	689	(211)	478	668	(170)	498
Unamortized intangible assets
Trademarks	295	—	295	295	—	295
Pension asset	—	—	—	6	—	6

Total unamortized intangible assets	295	—	295	301	—	301

Total intangible assets	$984	$(211)	$773	$969	$(170)	$799

Amortization of other intangible assets for the fiscal years ended September 30, 2007 and 2006 was $45 million and $44 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $36 million per year over the next five years.

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

The changes in the carrying amount of the Company’s total product warranty liability for the fiscal years ended September 30, 2007 and 2006 were as follows (in millions):

	Year Ended September 30,
	2007	2006
Beginning balance	$162	$61
Accruals for warranties issued during the period	117	127
Accruals from business acquisition	5	83
Accruals related to pre-existing warranties (including changes in estimates)	(4)	(3)
Settlements made (in cash or in kind) during the period	(136)	(107)
Currency translation	6	1

Ending balance	$150	$162

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
8.	LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $60 million and $57 million at September 30, 2007 and 2006, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2007, 2006 and 2005 was $336 million, $288 million and $242 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2007 were as follows (in millions):

	Capital	Operating
	Leases	Leases
2008	$15	$209
2009	50	170
2010	8	123
2011	7	85
2012	1	61
After 2012	19	138

Total minimum lease payments	100	$786

Interest	(12)

Present value of net minimum lease payments	$88

9.	SHORT-TERM DEBT AND CREDIT AGREEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2007	2006
Bank borrowings	$264	$209

Weighted average interest rate on short-term debt outstanding	4.99%	5.85%
The Company has a $2.0 billion committed five-year credit facility to support its outstanding commercial paper. The facility expires in December 2011. Average outstanding commercial paper for the fiscal year ended September 30, 2007 was $770 million. There were no draws against the $2.0 billion facility during the year ended September 30, 2007.

In addition, the Company had uncommitted lines of credit from banks totaling approximately $1.7 billion at September 30, 2007 of which approximately $1.4 billion remained unused. The lines of credit are subject to the customary terms and conditions applied by banks.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
10.	LONG-TERM DEBT

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2007	2006
Unsecured notes
5.0% due in 2007 ($350 million par value)	$—	$352
6.3% due in 2008 ($175 million par value)	173	170
6.7% due in 2008 ($200 million par value)	202	204
5.25% due in 2011 ($800 million par value)	800	800
5.8% due in 2013 ($100 million par value)	100	100
4.875% due in 2013 ($300 million par value)	299	299
7.7% due in 2015 ($125 million par value)	125	125
5.5% due in 2016 ($800 million par value)	799	799
7.125% due in 2017 ($150 million par value)	150	149
6.0% due in 2036 ($400 million par value)	395	395
6.95% due in 2046 ($125 million par value)	125	125
Floating rate notes due in 2008 ($500 million par value)	500	500
Unsecured loans
Floating rate loan due in 2009	—	50
Capital lease obligations	88	90
Foreign-denominated debt
Euro	86	129
Japanese yen	312	237
Other	—	10

Gross long-term debt	4,154	4,534
Less: current portion	899	368

Net long-term debt	$3,255	$4,166

At September 30, 2007, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 8.3% and the Company’s yen-denominated debt was at floating rates with a weighted average interest rate of 1.2%.

The installments of long-term debt maturing in subsequent fiscal years are: 2008 — $899 million; 2009 — $276 million; 2010 — $123 million; 2011 — $807 million; 2012 — $1 million; 2013 and thereafter — $2 billion. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2007, 2006 and 2005 was $273 million, $234 million and $133 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 11). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates (fair value hedges). In October 2003, the Company entered into a four-year and three-month interest rate swap to hedge the Company’s 6.3% notes maturing in February 2008 ($175 million). Under the swap, the Company receives interest based on a fixed U.S. dollar rate of 6.3% and pays interest based on a floating three-month U.S. dollar LIBOR rate plus 283.5 basis points. A second interest rate swap that was outstanding as of September 30, 2006 matured in conjunction with the maturity of the hedged debt on November 15, 2006.

The Company also selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain non-U.S. operations (net investment hedges). Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest based on variable euro rates on the outstanding notional principal amounts in dollars and euro, respectively.

In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. In March 2004, the Company entered into an equity swap agreement. In connection with the swap agreement, as amended, a third party may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. Although the swap agreement has a stated expiration date, the Company’s intention is to continually renew the swap agreement with the counterparty’s consent. The net effect of the change in the fair value of the swap agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the fiscal years ended September 30, 2007 or 2006. The Company does not apply hedge accounting for this particular hedge.

In September 2005, the Company entered into three forward treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated fixed-rate note issuance to finance the acquisition of York (cash flow hedge). The three forward treasury lock agreements, which had a combined notional amount of $1.3 billion, fixed a portion of the future interest cost for 5-year, 10-year and 30-year bonds. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of note issuance, is being amortized to interest expense over the life of the respective note issuance. In January 2006, in connection with the Company’s debt refinancing, the three forward lock treasury agreements were terminated.

The Company uses commodity contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As a cash flow hedge, gains and losses resulting from the hedging instruments offset the gains or losses upon purchase of the underlying commodities that will be used in the business. The maturities of the commodity contracts coincide with the expected purchase of the commodities. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the sales.

The Company’s derivative instruments are recorded at fair value in the consolidated statement of financial position as follows (in millions at U.S. dollar equivalent):

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	September 30,
	2007		2006
	Notional	Fair Value	Notional	Fair Value
	Amount	Asset (Liability)	Amount	Asset (Liability)
Other current assets
Foreign currency exchange contracts	$1,634	$(3)	$2,801	$3
Interest rate swap	—	—	150	2
Commodity contracts	333	64	278	34

Other noncurrent assets
Commodity contracts	5	17	20	5

Other current liabilities
Cross-currency interest rate swaps	1,301	(63)	1,162	(63)
Interest rate swap	175	(2)	—	—
Equity swap	189	—	123	(1)

Other noncurrent liabilities
Interest rate swap	—	—	175	(5)
It is important to note that the Company’s derivative instruments are hedges protecting against underlying changes in foreign currency, interest rates, compensation liabilities and commodity price changes. Accordingly, the implied gains/losses associated with the fair values of foreign currency exchange contracts and cross-currency interest rate swaps would be offset by gains/losses on underlying payables, receivables and net investments in non-U.S. subsidiaries. Similarly, implied gains/losses associated with interest rate swaps offset changes in interest rates and the fair value of long-term debt. The Company will not enter into any derivative for speculative purposes.

The fair values of interest rate swaps were determined using dealer quotes. The fair values of cross-currency interest rate swaps and foreign currency exchange contracts were determined using the Company’s treasury management system, which is based on market exchange rates.

12.	STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As such, 2005 results will not reflect restated amounts. The cumulative impact of adopting SFAS 123(R) was not significant to the Company’s operating results since the Company had previously adopted SFAS No. 123. Pro forma net income and basic and diluted earnings per share have not been disclosed as the impact of applying the fair value based method to all outstanding and unvested awards is not material to the Company’s consolidated results of operations.

The Company has two share-based compensation plans, which are described below. The compensation cost charged against income for those plans was approximately $82 million, $67 million and $38 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $32 million, $27 million and $15 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123(R), the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS No. 123(R), the Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of SFAS No. 123(R), an approximate $8 million, $11 million and $5 million reduction of pre-tax compensation cost would have been recognized for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

. Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Stock Option Plan

Stock Options

The Company’s 2000 Stock Option Plan, as amended (the 2000 Plan), which is shareholder-approved, permitted the grant of stock options to the Company’s employees for up to approximately 38 million shares of new common stock. Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest between two and three years after the grant date and expire 10 years from the grant date.

In January 2007, the Company’s shareholders approved replacement of the 2000 Plan with the 2007 Stock Option Plan (the 2007 Plan). The terms of the 2007 Plan are substantially similar to those of the 2000 Plan, and upon adoption of the 2007 Plan, the remaining shares under the 2000 Plan became available for grant under the 2007 Plan. The maximum number of shares of common stock the Company may issue under the 2007 Plan is approximately 38 million shares (post stock split; see Note 19) consisting of approximately 8 million shares that remained available under the 2000 Plan prior to its termination plus an additional 30 million shares (approximately 38 million shares of common stock remained available to be granted at September 30, 2007).

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

	Year Ended September 30,
	2007	2006	2005
Expected life of option (years)	4.75	4.75	5.00
Risk-free interest rate	4.56%	4.46%	3.48%
Expected volatility of the Company’s stock	22.00%	22.00%	20.00%
Expected dividend yield on the Company’s stock	1.60%	1.70%	1.76%
Expected forfeiture rate	12.25%	12.75%	8.00%
A summary of stock option activity at September 30, 2007, and changes for the fiscal year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	Option Price	Option	Life (years)	(in millions)
Outstanding, September 30, 2006	$18.03	31,023,954
Granted	24.12	7,495,017
Exercised	14.46	(7,488,051)
Forfeited or expired	22.29	(1,278,222)

Outstanding, September 30, 2007	$20.28	29,752,698	7.3	$567

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2007, 2006 and 2005 was $5.59, $5.12 and $4.64, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2007, 2006 and 2005 was approximately $125 million, $106 million and $57 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2007, 2006, and 2005 of approximately $104 million, $97 million and $66 million, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of SFAS 123(R). The tax benefit from the exercise of stock options, which is recorded in capital in excess of par value, was $39 million, $33 million and $28 million, respectively, for the fiscal years ended September 30, 2007, 2006 and 2005. The Company does not settle equity instruments granted under share-based payment arrangements for cash.

At September 30, 2007, the Company had approximately $26 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under both of the plans. That cost is expected to be recognized over a weighted-average period of 0.8 years.

Stock Appreciation Rights (SARs)

The 2000 Plan permitted, and the 2007 Plan permits SARs to be separately granted to certain employees. SARs vest under the same terms and conditions as option awards; however, they are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in the Company’s consolidated statements of financial position as a liability until the date of exercise.

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

The assumptions used to determine the fair value of the SAR awards at September 30, 2007 were as follows:

Expected life of SAR (years)	0.5 - 2.8
Risk-free interest rate	3.97 - 4.09%
Expected volatility of the Company’s stock	22.00%
Expected dividend yield on the Company’s stock	1.60%
Expected forfeiture rate	0-20%
A summary of SAR activity at September 30, 2007, and changes for the fiscal year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	SAR Price	SAR	Life (years)	(in millions)
Outstanding, September 30, 2006	$18.05	2,992,518
Granted	23.97	898,950
Exercised	16.15	(654,831)
Forfeited or expired	18.37	(167,880)

Outstanding, September 30, 2007	$20.18	3,068,757	7.1	$59

Exerciseable, September 30, 2007	$15.47	1,111,701	5.0	$27

In conjunction with the exercise of SARs granted, the Company made payments of $10 million for each of the fiscal years ended September 30, 2007 and 2006.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Restricted (Nonvested) Stock

In fiscal 2002, the Company adopted a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the restricted stock plan vest 50% after two years from the grant date and 50% after four years from the grant date.

A summary of the status of the Company’s nonvested restricted shares at September 30, 2007, and changes for the fiscal year then ended, is presented below:

	Weighted	Shares
	Average	Subject to
	Price	Restriction
Nonvested, September 30, 2006	$22.81	1,315,500
Granted	—	—
Vested	13.45	(42,000)
Forfeited or expired	23.34	(60,000)

Nonvested, September 30, 2007	$23.11	1,213,500

At September 30, 2007, the Company had approximately $4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.0 year.

13.	EARNINGS PER SHARE

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the fiscal years ended September 30, 2007, 2006 and 2005 (in millions):

	Year Ended September 30,
	2007	2006	2005
Income Available to Common Shareholders

Basic and diluted income available to common shareholders	$1,252	$1,028	$909

Weighted Average Shares Outstanding

Basic weighted average shares outstanding	590.6	583.5	575.4
Effect of dilutive securities:
Stock options	8.6	6.4	7.5

Diluted weighted average shares outstanding	599.2	589.9	582.9

Antidilutive Securities
Options to purchase common shares	0.1	0.4	1.7

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
14. RETIREMENT PLANS
Pension Benefits
The Company has non-contributory defined benefit pension plans covering certain U.S. and non-U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Effective January 1, 2006, certain of the Company’s U.S. pension plans were amended to prohibit new participants from entering the plans. Active participants will continue to accrue benefits under the amended plans. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974. Funding for non-US plans observes the local legal and regulatory limits. Also, the Company makes contributions to union-trusteed pension funds for construction and service personnel.
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
The Company’s pension plan asset allocations by asset category are shown below:

	2007	2006
Equity securities:
U.S. plans	63%	63%
Non-U.S. plans	52%	51%

Debt securities:
U.S. plans	30%	31%
Non-U.S. plans	41%	43%

Real estate:
U.S. plans	5%	5%
Non-U.S. plans	6%	5%

Cash/liquidity:
U.S. plans	2%	1%
Non-U.S. plans	1%	1%
The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital markets in which the plans invest. The average market returns are adjusted, where appropriate, for active asset management returns. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.
For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $1,090 million, $996 million and $562 million, respectively, as of September 30, 2007 and $1,360 million, $1,263 million and $802 million, respectively, as of September 30, 2006.
The Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal 2008. Projected benefit payments from the plans as of September 30, 2007 are estimated as follows (in millions):

2008	$132
2009	135
2010	142
2011	148
2012	161
2013-2017	971

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Savings and Investment Plans
The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $76 million, $60 million and $42 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.
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
The September 30, 2007 accumulated postretirement benefit obligation (APBO) for both pre-65 and post-65 years of age employees was determined using assumed medical care cost trend rates of 9.0% decreasing one half percent each year to an ultimate rate of 5% and prescription drug trend rates of 11.0% decreasing one half percent each year to an ultimate rate of 6%. The September 30, 2006 APBO for both pre-65 and post-65 years of age employees was determined using medical care cost trend rates of 9.5% decreasing one half percent each year to an ultimate rate of 5% and prescription drug trend rates of 11.5% decreasing one half percent each year to an ultimate rate of 6%. The health care cost trend assumption has a significant effect on the amounts reported. To illustrate, a one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $9 million at September 30, 2007 and the sum of the service and interest costs in fiscal 2007 by $1 million. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $11 million at September 30, 2007 and the sum of the service and interest costs by $1 million.
The Company expects to contribute approximately $25 million in cash to its postretirement health and other benefit plans in fiscal 2008. Projected benefit payments from the plans as of September 30, 2007 are estimated as follows (in millions):

2008	$22
2009	22
2010	23
2011	24
2012	25
2013-2017	125
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
The table that follows contains the accumulated benefit obligation and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
September 30,	2007	2006	2007	2006	2007	2006
Accumulated Benefit Obligation	$1,938	$1,810	$1,336	$1,232	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	2,018	1,749	1,340	1,047	327	185
Service cost	74	87	38	38	6	7
Interest cost	129	112	63	50	19	16
Plan participant contributions	—	—	4	5	—	—
Acquisitions (1)	—	423	—	194	—	177
Actuarial loss (gain)	64	(287)	(29)	(19)	(11)	(33)
Amendments made during the year	(4)	13	6	—	(36)	—
Benefits paid	(113)	(79)	(57)	(38)	(30)	(25)
Special termination benefits	1	2	—	—	—	—
Curtailment gain	(1)	(2)	(3)	—	(1)	(2)
Settlement	—	—	—	—	—	1
Measurement date change	34	—	—	—	4	—
Currency translation adjustment	—	—	90	63	2	1

Projected benefit obligation at end of year	$2,202	$2,018	$1,452	$1,340	$280	$327

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,853	$1,453	$914	$630	$—	$—
Actual return on plan assets	329	103	55	60	—	—
Acquisitions	—	328	—	112	—	—
Employer and employee contributions	8	48	94	108	30	25
Benefits paid	(113)	(79)	(57)	(38)	(30)	(25)
Currency translation adjustment	—	—	59	42	—	—

Fair value of plan assets at end of year	$2,077	$1,853	$1,065	$914	$—	$—

Funded status	$(125)	$(165)	$(387)	$(426)	$(280)	$(327)
Unrecognized net transition obligation	—	(2)	—	—	—	—
Unrecognized net actuarial loss (gain)	—	282	—	155	—	(14)
Unrecognized prior service cost (credit)	—	20	—	(2)	—	(6)
Employer contributions paid between the measurement date and September 30	—	1	—	3	—	—

Net accrued benefit (cost) recognized at end of year	$(125)	$136	$(387)	$(270)	$(280)	$(347)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$78	$240	$39	$20	$—	$—
Accrued benefit liability	(203)	(129)	(426)	(410)	(280)	(347)
Intangible asset	—	6	—	1	—	—
Minimum pension liability	—	19	—	119	—	—

Net amount recognized	$(125)	$136	$(387)	$(270)	$(280)	$(347)

Weighted Average Assumptions (2)
Discount rate	6.50%	6.50%	4.90%	4.60%	6.50%	6.40%
Rate of compensation increase	4.30%	3.60%	3.00%	3.30%	NA	NA

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

(1)	The acquisitions for the U.S. and non-U.S. pension plans for the fiscal year ended September 30, 2006 include $617 million of projected benefit obligations, $440 million of plan assets and $177 million of accumulated postretirement benefit obligations primarily related to the York acquisition.

(2)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2007. Plan assets and obligations are determined based on a July 31 measurement date at September 30, 2006 for U.S. plans and a September 30 measurement date at September 30, 2006 for non-U.S. plans, utilizing assumptions as of those dates.
The amounts in accumulated in other comprehensive income on the balance sheet, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at September 30, 2007 are as follows (in millions):

		Postretirement
	Pension	Health and Other
	Benefits	Benefits
Accumulated other comprehensive loss (income)
Net transition obligation	$3	$—
Net actuarial loss (gain)	308	(25)
Net prior service cost (credit)	14	(35)

Total	$325	$(60)

The incremental effects of adoption of SFAS No. 158 on individual line items in the September 30, 2007 consolidated balance sheet are shown below (in millions):

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
Other intangible assets, net	$779	$(6)	$773
Other noncurrent assets	1,226	100	1,326
Postretirement health and other benefits	324	(68)	256
Other noncurrent liabilities	1,408	231	1,639
Accumulated other comprehensive income	842	(60)	782
Retained earnings	6,707	(9)	6,698
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cover over the next fiscal year are shown below (in millions):

		Postretirement
	Pension	Health and Other
	Benefits	Benefits
Amortization of:
Net actuarial loss (gain)	$11	$(2)
Net prior service cost (credit)	2	(7)

Total	$13	$(9)

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The table that follows contains the components of net periodic benefit cost (in millions).

	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
Year ended September 30	2007	2006	2005	2007	2006	2005	2007	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$74	$87	$64	$38	$38	$26	$6	$7	$5
Interest cost	129	112	89	63	50	40	19	16	10
Expected return on plan assets	(151)	(144)	(104)	(55)	(41)	(30)	—	—	—
Amortization of transitional obligation	(2)	(2)	(2)	—	—	—	—	—	—
Amortization of net actuarial loss	10	36	20	8	9	7	—	2	1
Amortization of prior service cost (credit)	2	1	2	—	—	(1)	(6)	(2)	(2)
Special termination benefits	1	2	—	—	—	—	—	—	—
Curtailment loss (gain)	(1)	—	2	(2)	—	(7)	(1)	(2)	—
Currency translation adjustment	—	—	—	1	—	—	—	—	—

Net periodic benefit cost	$62	$92	$71	$53	$56	$35	$18	$21	$14

Expense Assumptions:
Discount rate	6.50%	5.50%	6.25%	4.60%	4.00%	4.50%	6.50%	5.50%	6.25%
Expected return on plan assets	8.25%	8.75%	8.75%	5.60%	5.90%	5.75%	NA	NA	NA
Rate of compensation increase	3.60%	3.80%	4.00%	3.30%	2.75%	3.00%	NA	NA	NA
15. RESTRUCTURING COSTS
As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal 2006 and recorded a $197 million restructuring charge in that quarter. During the fourth quarter of fiscal 2006, the Company increased its 2006 Plan restructuring charge by $8 million for additional employee severance and termination benefits. The 2006 Plan, which primarily includes workforce reductions and plant consolidations in the automotive experience and building efficiency businesses, is expected to be substantially completed by the end of the first quarter of fiscal 2008. The automotive experience business related restructuring is focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business mostly relate to Europe where the Company has launched a systems redesign initiative.
The 2006 Plan included workforce reductions of approximately 5,000 employees (2,500 for automotive experience – North America, 1,400 for automotive experience – Europe, 200 for building efficiency – North America, 600 for building efficiency – Europe, 280 for building efficiency – Rest of World and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2007, approximately 4,400 employees have been separated from the Company pursuant to the 2006 Plan. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience – North America, 3 in automotive experience – Europe, 1 in building efficiency – Europe and 1 in building efficiency – Rest of World). As of September 30, 2007, 14 of the 15 plants have been closed. The charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis.
The following table summarizes the changes in the Company’s 2006 Plan reserve, included within other current liabilities in the consolidated statement of financial position (in millions):

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2006	$125	$12	$1	$138
Utilized — Cash	(87)	(6)	—	(93)

Balance at September 30, 2007	$38	$6	$1	$45

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.
In the second quarter of fiscal 2005, the Company committed to a restructuring plan (2005 Plan) involving cost reduction actions and recorded a $210 million restructuring charge in that quarter. During the fourth quarter of fiscal 2006, the Company reversed $6 million of restructuring reserves that were not expected to be utilized. This restructuring charge included workforce reductions of approximately 3,900 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. In addition, the 2005 Plan included 12 plant closures, all of which have been completed as of September 30, 2007. The charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis. The closures/restructuring activities were primarily concentrated in Europe and North America.
As of September 30, 2007, the 2005 Plan restructuring reserves were substantially utilized. As of September 30, 2006, the remaining 2005 Plan reserves were $31 million. During fiscal 2007, the Company utilized $25 million of the reserve through cash payments ($23 million for employee severance and termination benefits and $2 million in other restructuring costs).
Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering and purchasing operations, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, the Company is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of its operations or impairment charges.
16. INCOME TAXES
An analysis of effective income tax rates for continuing operations is shown below:

	Year Ended September 30,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	2.7	1.5
Foreign income tax expense at different rates and foreign losses without tax benefits	(10.7)	(22.5)	(11.6)
U.S. tax on foreign income	(5.6)	(2.6)	(17.6)
Reserve and valuation allowance adjustments	(0.9)	(8.3)	15.1
Other	0.1	1.2	(2.0)

Effective income tax rate	18.7%	5.5%	20.4%

The Company’s base effective income tax rate for continuing operations for fiscal years 2007 and 2006 was 21.0% as compared to 25.7% in fiscal 2005. The rate remained stable and below the U.S. statutory rate due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate. The Company’s effective tax rates were further reduced as a result of the following discrete items:

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Year Ended September 30,
	2007	2006	2005
Federal, state and foreign income tax expense at base effective income tax rate	$337	$239	$258
Restructuring charge	—	(19)	—
Valuation allowance adjustments	(7)	(163)	28
Uncertain tax positions	(28)	(10)	—
Change in statutory tax rates	20	—	—
Foreign dividend repatriation	—	31	—
Disposition of a joint venture	—	(4)	—
Change in tax status of foreign subsidiaries	(22)	(11)	(81)

Provision for income taxes	$300	$63	$205

Restructuring Charge
In the third quarter of fiscal 2006, the Company recorded a $19 million discrete period tax benefit related to the third quarter 2006 restructuring charge using a blended statutory tax rate of 30.6%.
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
In the fourth quarter of fiscal 2007, the tax provision decreased $7 million due to a nonrecurring tax benefit related to the use of a portion of the Company’s capital loss carryforward valuation allowance.
In the third quarter of fiscal 2006, the Company completed an analysis of its German operations and, based on cumulative income over a 36-month period, an assessment of expected future profitability in Germany and finalization of the 2006 Plan, determined that it was more likely than not that the tax benefits of certain operating loss and tax credit carryforwards in Germany would be utilized in the future. As such, the Company reversed $131 million attributable to these operating loss and tax credit carryforwards in the quarter ended June 30, 2006 as a credit to income tax expense, net of remaining valuation allowances at certain German subsidiaries and tax reserve requirements.
Based on the Company’s cumulative operating results through the six months ended March 31, 2006 and an assessment of expected future profitability in Mexico, the Company concluded that it was more likely than not that the tax benefits of its operating loss and tax credit carryforwards in Mexico would be utilized in the future. During the second quarter of fiscal 2006, the Company completed a tax reorganization in Mexico which will allow operating loss and tax credit carryforwards to be offset against the future taxable income of the reorganized entities. As such, in the quarter ended March 31, 2006, the Company reversed the valuation allowance of $32 million attributable to these operating loss and tax credit carryforwards as a credit to income tax expense.
In fiscal 2005, there was an increase in the tax valuation allowance of $28 million. The increase related to restructuring charges for which no tax benefit was received in certain countries (primarily Germany and the U.K.) given the uncertainty of its realization due to restrictive tax loss rules or a lack of sustained profitability in the country at that time.
Uncertain Tax Positions
The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.”

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
In the second and fourth quarters of fiscal 2007, the Company reduced its income tax liability by $15 million and $13 million, respectively, due to the favorable resolution of certain tax audits. In the third quarter of fiscal 2006, the Company recorded a $10 million tax benefit related to a favorable tax audit resolution in a non-U.S. jurisdiction.
The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2007, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities, may differ materially from the amounts accrued for each year.
FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” will be effective for the Company on October 1, 2007. The Company has determined that the adoption of FIN 48 will not be material to the Company’s consolidated financial position.
Change in Statutory Tax Rates
The German Corporate Tax Reform Act was enacted on August 14, 2007, and resulted in a decrease of the combined Corporate Income Tax and Trade Tax rates. The new rates will apply to the Company’s German entities effective October 1, 2007. The Company’s tax provision increased $20 million in the fourth quarter of fiscal 2007 as a result of this German tax law change.
In March 2007, the People’s National Congress in the People’s Republic of China approved a new tax reform law to align the tax regime applicable to non-U.S.-owned Chinese enterprises with those applicable to domestically-owned Chinese enterprises. The new law will be effective on January 1, 2008. The tax reform law will not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
On July 19, 2007, the U.K. enacted a new tax law, which reduces the main corporate income tax rate from 30% to 28%. The reduction goes into effect on April 1, 2008. The U.K. tax rate change will not have a material impact on the company’s consolidated financial condition, results of operations or cash flows.
Foreign Dividend Repatriation
In October 2004, the U.S. President signed the American Jobs Creation Act of 2004 (AJCA). The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled non-U.S. operations. The deduction was subject to a number of limitations. During the quarter ended March 31, 2006, the Company completed its evaluation of its repatriation plans and approximately $674 million of non-U.S. earnings were designated for repatriation to the U.S. pursuant to the provisions of the AJCA. The increase in income tax liability related to the Company’s AJCA initiatives totaled $42 million. The Company recorded $31 million of net income tax expense in the quarter ended March 31, 2006 as $11 million had been previously recorded by York prior to the acquisition in accordance with York’s approved repatriation plan.
Disposition of a Joint Venture
In the first quarter of fiscal 2006, the tax provision decreased due to a $4 million nonrecurring tax benefit related to a $9 million gain from the disposition of the Company’s interest in a German joint venture.
Change in Tax Status of non-U.S. Subsidiary
For the second quarter of fiscal 2007, the tax provision decreased as a result of a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands. During the first quarter of fiscal 2006, the tax provision decreased as a result of an $11 million tax benefit realized by a change in tax status of an automotive experience subsidiary in Hungary and a building efficiency subsidiary in the Netherlands. In fiscal 2005, the tax provision decreased as

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
a result of a $12 million and $69 million tax benefit from a change in tax status of subsidiaries in France and Germany, respectively.
The change in tax status in each respective period resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of these investments. This election changed the tax status of the respective subsidiaries from controlled non-U.S. corporations (i.e., taxable entities) to branches (i.e., flow through entities similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109.
Discontinued Operations
The Company utilized an effective tax rate for discontinued operations of approximately 38%, 39% and 35% for Bristol Compressors, Johnson Controls World Services, Inc, and its engine electronic business, respectively. These effective tax rates approximate the local statutory rate adjusted for permanent differences.
Continuing Operations
Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2007	2006	2005
Current
Federal	$95	$259	$171
State	28	67	19
Foreign	240	141	40

	363	467	230

Deferred
Federal	(64)	(5)	34
State	(2)	(27)	2
Foreign	3	(372)	(61)

	(63)	(404)	(25)

Provision for income taxes	$300	$63	$205

Consolidated domestic income from continuing operations before income taxes and minority interests for the fiscal years ended September 30, 2007, 2006 and 2005 was $883 million, $754 million and $826 million, respectively. Consolidated non-U.S. income from continuing operations before income taxes and minority interests for the fiscal years ended September 30, 2007, 2006 and 2005 was $724 million, $384 million and $177 million, respectively.
Income taxes paid for the fiscal years ended September 30, 2007, 2006 and 2005 were $306 million, $156 million, and $177 million, respectively.
The Company has not provided additional U.S. income taxes on approximately $2,142 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2007	2006
Other current assets	$388	$459
Other noncurrent assets	932	964
Other current liabilities	(30)	(48)
Other noncurrent liabilities	(134)	(502)

Net deferred tax asset	$1,156	$873

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2007	2006
Deferred tax assets
Accrued expenses and reserves	$727	$593
Employee and retiree benefits	246	149
Net operating loss and other carryforwards	898	819
Reasearch and development	173	131
Other	—	114

	2,044	1,806
Valuation allowances	(326)	(355)

	1,718	1,451

Deferred tax liabilities
Property, plant and equipment	65	81
Joint ventures	35	8
Intangible assets	282	300
Foreign currency translation adjustments	155	189
Other	25	—

	562	578

Net deferred tax asset	$1,156	$873

At September 30, 2007, the Company had available non-U.S. net operating loss carryforwards of approximately $2.3 billion, of which $756 million will expire at various dates between 2008 and 2022, and the remainder have an indefinite carryforward period. The valuation allowance, generally, represents loss carryforwards for which utilization is uncertain because it is unlikely that the losses will be utilized given the lack of sustained profitability and/or limited carryforward periods in certain countries.
17. SEGMENT INFORMATION
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in SFAS No. 131, the Company has determined that it has ten reportable segments for financial reporting purposes. Certain segments are aggregated or combined based on materiality within building efficiency — rest of world and power solutions in accordance with the standard. The Company’s ten reportable segments are presented in the context of its three primary businesses — building efficiency, automotive experience and power solutions.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Building efficiency
North America Systems designs, produces, markets and installs HVAC and control systems that monitor, automate and integrate critical building segment equipment and conditions including HVAC, fire-safety and security in commercial buildings and in various industrial applications in North America.
•	North America systems designs, produces, markets and installs mechanical equipment that provides heating and cooling in North American non-residential buildings and industrial applications as well as control systems that integrate the operation of this equipment with other critical building systems.

•	North America service provides technical services including inspection, scheduled maintenance, repair and replacement of mechanical and control systems in North America, as well as the retrofit and service components of performance contracts and other solutions.

•	North America unitary products designs and produces heating and air conditioning solutions for residential and light commercial applications and markets products to the replacement and new construction markets.

•	Global workplace solutions provides on-site staff for complete real estate services, facility operation and management to improve the comfort, productivity, energy efficiency and cost effectiveness of building systems around the globe.

•	Europe provides HVAC and refrigeration systems and technical services to the European marketplace.

•	Rest of world provides HVAC and refrigeration systems and technical services to markets in Asia, the Middle East and Latin America.
Automotive experience
Automotive experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover vehicles in North America, Europe and Asia. Automotive experience systems and products include complete seating systems and components; cockpit systems, including instrument panels and clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems.
Power solutions
Power solutions services both automotive original equipment manufacturers and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise.
The accounting policies applicable to the reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and minority interests excluding net financing charges and restructuring costs. Segment revenues and expenses are allocated to business segments in determining segment income. Unallocated assets are corporate cash and cash equivalents, investments in partially-owned affiliates and other non-segment assets. Financial information relating to the Company’s reportable segments is as follows (in millions):

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Year Ended September 30,
	2007	2006	2005
Net Sales
Building efficiency
North America Systems	$2,027	$1,609	$1,158
North America Service	2,273	1,943	1,186
North America Unitary Products	953	853	—
Global Workplace Solutions	2,677	2,046	1,863
Europe	2,406	1,900	899
Rest of World	2,401	1,894	612

	12,737	10,245	5,718
Automotive experience
North America	7,276	8,041	8,499
Europe	8,878	8,774	8,935
Asia	1,398	1,459	1,399

	17,552	18,274	18,833
Power solutions	4,335	3,716	2,928

Net Sales	$34,624	$32,235	$27,479

	Year Ended September 30,
	2007	2006	2005
Segment Income
Building efficiency
North America Systems (1)	$216	$131	$111
North America Service (2)	197	146	85
North America Unitary Products	65	62	—
Global Workplace Solutions (3)	79	67	67
Europe (4)	77	2	(1)
Rest of World (5)	216	136	39

	850	544	301

Automotive experience
North America (6)	72	188	382
Europe (7)	445	405	246
Asia (8)	2	12	52

	519	605	680

Power solutions (9)	515	459	345

	1,884	1,608	1,326

Net financing charges	(277)	(273)	(113)
Restructuring costs	—	(197)	(210)

Income from continuing operations before income taxes and minority interests	$1,607	$1,138	$1,003

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Year Ended September 30,
	2007	2006	2005
Assets
Building efficiency
North America Systems	$1,424	$1,550	$450
North America Service	1,575	1,442	382
North America Unitary Products	1,316	1,055	—
Global Workplace Solutions	689	707	547
Europe	1,971	1,850	534
Rest of World	1,897	1,986	559

	8,872	8,590	2,472

Automotive experience
North America	3,721	3,284	4,050
Europe	5,047	5,224	5,260
Asia	965	851	866

	9,733	9,359	10,176

Power solutions	4,509	2,827	3,000

Unallocated	991	1,145	496

Total	$24,105	$21,921	$16,144

	Year Ended September 30,
	2007	2006	2005
Depreciation/Amortization
Building efficiency
North America Systems	$10	$15	$3
North America Service	15	18	13
North America Unitary Products	22	20	—
Global Workplace Solutions	10	12	8
Europe	28	24	7
Rest of World	17	25	16

	102	114	47

Automotive experience
North America	212	201	207
Europe	238	226	238
Asia	29	29	25

	479	456	470

Power solutions	151	135	122

Total	$732	$705	$639

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Year Ended September 30,
	2007	2006	2005
Capital Expenditures
Building efficiency
North America Systems	$43	$6	$7
North America Service	15	13	5
North America Unitary Products	10	13	—
Global Workplace Solutions	5	14	14
Europe	52	18	3
Rest of World	20	25	12

	145	89	41

Automotive experience
North America	116	218	267
Europe	217	182	203
Asia	14	25	56

	347	425	526

Power solutions	336	197	97

Total	$828	$711	$664

(1)	Building efficiency — North America Systems segment income for the fiscal year ended September 30, 2005 excludes $3 million of restructuring costs.

(2)	Building efficiency — North America Service segment income for the fiscal year ended September 30, 2006 excludes $1 million of restructuring costs.

(3)	Building efficiency — Global Workplace Solutions segment income for the fiscal years ended September 30, 2006 and 2005 excludes $7 million and $13 million, respectively, of restructuring costs.

(4)	Building efficiency — Europe segment income for the fiscal years ended September 30, 2006 and 2005 excludes $40 million and $8 million, respectively, of restructuring costs.

(5)	Building efficiency — Rest of world segment income for the fiscal years ended September 30, 2006 and 2005 excludes $17 million and $27 million, respectively, of restructuring costs.

(6)	Automotive experience — North America segment income for the fiscal years ended September 30, 2006 and 2005 excludes $75 million and $12 million, respectively, of restructuring costs.

(7)	Automotive experience — Europe segment income for the fiscal years ended September 30, 2006 and 2005 excludes $53 million and $130 million, respectively, of restructuring costs.

(8)	Automotive experience — Asia segment income for the fiscal year ended September 30, 2006 excludes $1 million of restructuring costs.

(9)	Power solutions segment income for the fiscal years ended September 30, 2006 and 2005 excludes $3 million and $17 million, respectively, of restructuring costs.
In fiscal 2006, the Company recorded income related to a favorable legal settlement associated with the recovery of previously incurred environmental costs in the power solutions segment ($33 million). The Company also recorded income related to this legal settlement in building efficiency — North America Systems ($7 million) and other segments ($6 million), which was offset by other unfavorable commercial and legal settlements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company has significant sales to the automotive industry. The following is a summary of the percentages of net sales from major customers:

	Year ended September 30,
	2007	2006	2005
Ford Motor Company	*	10%	11%
General Motors Corporation	*	11%	14%
DaimlerChrysler AG	*	11%	11%

*	Sales to customer were less than 10% of consolidated net sales in fiscal 2007
As of September 30, 2007 and 2006, the Company had accounts receivable totaling approximately $1.0 billion and $1.4 billion, respectively, from these customers.
Geographic Segments
Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year ended September 30,
	2007	2006	2005
Net Sales
United States	$13,753	$12,822	$11,000
Germany	4,335	3,390	3,271
Other European countries	8,701	9,208	8,066
Other foreign	7,835	6,815	5,142

Total	$34,624	$32,235	$27,479

Long-Lived Assets (Year-end)
United States	$1,547	$1,563	$1,355
Germany	578	448	640
Other European countries	1,052	1,044	723
Other foreign	1,031	913	863

Total	$4,208	$3,968	$3,581

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.
18. COMMITMENTS AND CONTINGENCIES
As previously reported, following allegations in a U.N. Oil-For-Food Inquiry Report that, prior to the Company’s acquisition of York, York had made improper payments to the Iraqi regime, York and the Company jointly undertook to investigate the allegations and offered the companies’ cooperation to the United States Department of Justice (the “DOJ”) and the U.S. Securities and Exchange Commission (SEC). After completing the York acquisition, the Company continued the internal inquiry and expanded its scope to include other aspects of York’s Middle East operations, including a review of York’s use of agents, consultants and other third parties, York’s compliance with the Office of Foreign Assets Control licensing requirements, and York’s compliance with other potentially applicable trade laws. The Company also reviewed certain of York’s sales practices in other markets. In October 2007, York reached settlements relating to the SEC and DOJ investigations regarding payments made by York and its subsidiaries in connection with the United Nations’ Oil-for-Food Program and other payments unrelated to the Oil-for-Food Program. Specifically, York entered into an agreement with the SEC under which York consented to the entry of a civil injunction proscribing future violations of law. York also entered into an agreement with the DOJ under which the DOJ agreed to defer prosecuting York for three criminal charges. The DOJ will not pursue the charges if York complies with the agreement for its three-year term. The agreements with both the SEC and DOJ required that York retain an independent compliance monitor for three years. York paid an aggregate of approximately $22 million to the SEC and the DOJ pursuant to these settlements, which payments were characterized as disgorgement of profits, criminal and civil penalties and interest. The Company had reserves adequate for this amount. The

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Company is offering continued cooperation to other relevant authorities in the U.S. Departments of Treasury, Commerce and Navy. The Company has begun discussions with these relevant authorities to explore how these matters may be resolved and expects that any additional sanctions are not expected to be material. The Company is in the process of evaluations and implementing various remedial measures with respect to York operations.
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs totaled $27 million and $34 million at September 30, 2007 and 2006, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
The Company has entered into supply contracts with certain vendors that include minimum volume requirements which, if not met, could subject the Company to potential liabilities. At the end of fiscal 2007, there were no known volume shortfalls for which the Company was contractually obligated. If terminated, these supply contracts could result in liabilities that, if incurred, could be material to the Company’s consolidated financial condition, results of operations or cash flows.
A significant portion of the Company’s sales are to customers in the automotive industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations or impairment charges. In addition, a downturn in the North America automotive market may also impact certain vendors’ financial solvency, including the ability to meet restrictive debt covenants, resulting in potential liabilities or additional costs to the Company to ensure uninterrupted supply to its customers.
19. STOCK SPLIT
On July 25, 2007, the Company’s Board of Directors declared a three-for-one split of the Company’s outstanding common stock payable October 2, 2007 to shareholders of record on September 14, 2007. All prior year share and per share amounts disclosed in this document have been restated to reflect the three-for-one stock split. The stock split resulted in an increase of approximately 396 million in the outstanding shares of common stock. In connection with the stock split, the par value of the common stock was changed from $.04 1/6 per share to $.01 7/18 per share.

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2007	2006	2005
Accounts Receivable — Allowance for Doubtful Accounts
Balance at beginning of period	$80	$47	$47
Provision charged to costs and expenses	40	30	25
Reserve adjustments	(25)	(14)	(10)
Accounts charged off	(22)	(17)	(17)
Acquisition of businesses	—	35	1
Currency translation	2	(1)	—
Other	—	—	1

Balance at end of period	$75	$80	$47

Deferred Tax Assets — Valuation Allowance
Balance at beginning of period	$355	$573	$572
Allowance established for new operating and other loss carryforwards	22	26	96
Acquisition of businesses	—	60	—
Allowance reversed for loss carryforwards utilized and other adjustments	(51)	(304)	(95)

Balance at end of period	$326	$355	$573

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of September 30, 2007, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of September 30, 2007 as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There has not been any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B OTHER INFORMATION
None
PART III
The information required by Part III, Items 10, 11, 13 and 14, and certain of the information required by Item 12, is incorporated herein by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders (fiscal 2007 Proxy Statement), dated and to be filed with the SEC on or about December 7, 2007, as follows:
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference to the sections entitled “Proposal One: Election of Directors,” “Q: Where can I find Corporate Governance materials for Johnson Controls?,” “Director Compensation,” “Board Information,” “Audit Committee Report,” and “Beneficial Ownership Reporting Compliance — Section 16(a),” of the fiscal 2007 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.
ITEM 11 EXECUTIVE COMPENSATION
Incorporated by reference to the sections entitled “Compensation Committee Report,” “Executive Compensation — Compensation Discussion and Analysis,” “Employment Agreements,” “Board Information,” and “Shareholder Information Summary” of the fiscal 2007 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to sections entitled “Johnson Controls Share Ownership” and “Schedule 13G Filings” of the fiscal 2007 Proxy Statement.
The following table provides information about the Company’s equity compensation plans as of October 31, 2007:

(c)
Number of Securities
Remaining Available for
	(a)	(b)	Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
Equity compensation plans approved by shareholders	32,752,363	$22.59	36,156,929
Equity compensation plans not approved by shareholders	—	—	—

Total	32,752,363	$22.59	36,156,929

(c)	Includes shares of Common Stock that remain available for grant under Company Plans as follows: 33,983,711 shares under the 2007 Stock Option Plan, 1,977,000 shares under the 2001 Restricted Stock Plan, as amended, and 196,218 shares under the 2003 Stock Plan for Outside Directors, as amended and restated.
As of October 31, 2007, the Company had issued and outstanding 593,815,378 shares of Common Stock (including 709,500 shares of unvested restricted stock).

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to sections entitled “Board Information — Related Person Transactions” and Board Information — Board Independence of the fiscal 2007 Proxy Statement.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section entitled “Relationship with Independent Auditors” of the fiscal 2007 Proxy Statement.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in
Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	42

Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005	44

Consolidated Statements of Financial Position at September 30, 2007 and 2006	45

Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005	46

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2007, 2006 and 2005	47

Notes to Consolidated Financial Statements	48

(2) Financial Statement Schedule

For the years ended September 30, 2007, 2006 and 2005:

Schedule II — Valuation and Qualifying Accounts	81

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 86 through 88 filed herewith.
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
Other Matters
For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 33-58092, 33-58094, 333-10707, 333-66073, 333-41564, 333-117898 and 333-141578.
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
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

Date: November 29, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 29, 2007, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ John M. Barth	/s/ Stephen A. Roell

John M. Barth	Stephen A. Roell
Director (Chairman)	Chief Executive Officer
Director

/s/ R. Bruce McDonald	/s/ Susan M. Kreh

R. Bruce McDonald	Susan M. Kreh
Executive Vice President and	Vice President and Corporate
Chief Financial Officer	Controller (Principal Accounting
Officer)

/s/ Dennis W. Archer	/s/ Robert L. Barnett

Dennis W. Archer	Robert L. Barnett
Director	Director

/s/ Natalie A. Black	/s/ Paul A. Brunner

Natalie A. Black	Paul A. Brunner
Director	Director

/s/ Robert A. Cornog	/s/ Jeffrey A. Joerres

Robert A. Cornog	Jeffrey A. Joerres
Director	Director

/s/ William H. Lacy	/s/ Southwood J. Morcott

William H. Lacy	Southwood J. Morcott
Director	Director

/s/ Eugenio Clariond Reyes-Retana	/s/ Richard F. Teerlink

Eugenio Clariond Reyes-Retana	Richard F. Teerlink
Director	Director

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

3.(i)	Restated Articles of Incorporation of Johnson Controls, Inc., as amended through July 25, 2007 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc. Current Report on Form 8-K dated July 31, 2007) (Commission File No. 1-5097).

3.(ii)	By-laws of Johnson Controls, Inc., as amended November 15, 2006 (incorporated by reference to Exhibit 3 to Johnson Controls, Inc. Current Report on Form 8-K dated November 17, 2006) (Commission File No. 1-5097).

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991) (Commission File No. 1-5097).

4.D	Indenture for debt securities dated January 17, 2006 between Johnson Controls, Inc. and US Bank N.A. as successor trustee to JP Morgan Chase (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Registration Statement on Form S-3ASR [Reg. No. 333-130714]).

4.E	Amended and restated Credit Agreement, dated December 5, 2006, among Johnson Controls, Inc., the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 4.E to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006)(Commission File No. 1-5097).

10.A	Johnson Controls, Inc. 1992 Stock Option Plan, amended as of September 14, 2007, filed herewith.**

10.B	Johnson Controls, Inc. Common Stock Purchase Plan for Executives as amended November 17, 2004 and effective December 1, 2004 (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2004) (Commission File No. 1-5097).**

10.D	Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors, amended and restated effective January 1, 2008, filed herewith.**

10.H	Johnson Controls, Inc. Executive Survivor Benefits Plan amended through October 1, 2001 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001) (Commission File No. 1-5097).**

10.K	Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives, amended and restated effective January 1, 2008, filed herewith.**

10.L	Form of indemnity agreement effective October 16, 2006, between Johnson Controls, Inc. and each of the directors and elected officers, filed herewith. **

10.M	Johnson Controls, Inc. Director Share Unit Plan, amended and restated effective January 1, 2008, filed herewith.**

10.N	Johnson Controls, Inc. 2000 Stock Option Plan, amended as of September 14, 2007, filed herewith.**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

10.O	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended through October 1, 2001, as in use through March 20, 2006 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated November 17, 2004) (Commission File No. 1-5097).**

10.P	Johnson Controls, Inc. 2001 Restricted Stock Plan, amended and restated effective January 1, 2008, filed herewith.**

10.Q	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective October 1, 2003, as in use through January 2004 (incorporated by reference to Exhibit 10.Q to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2005) (Commission File No. 1-5097).**

10.R	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended March 21, 2006, as in effect since August 1, 2006 (incorporated by reference to Exhibit 10.R to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.S	Johnson Controls, Inc. Executive Deferred Compensation Plan, amended and restated effective January 1, 2008, filed herewith.**

10.T	Johnson Controls, Inc. 2003 Stock Plan for Outside Directors, as amended and restated as of October 1, 2006 (incorporated by reference to Exhibit 10.T to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006)(Commission File No. 1-5097).

10.U	Letter agreement as accepted by the Company on November 6, 2006 between Johnson Controls, Inc. and Giovanni Fiori relating to Mr. Fiori’s retirement date (incorporated by reference to Exhibit 10.U to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) in accordance with the terms of the letter agreement dated November 29, 2004 amending Giovanni Fiori’s Executive Employment Agreement (incorporated by reference to Exhibit 10.S to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2005), relating to the letter agreement dated November 21, 2002 amending Giovanni Fiori’s Executive Employment Agreement (incorporated by reference to Exhibit 10.R to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2003), and to the Johnson Controls, Inc. Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2001) (Commission File No. 1-5097).**

10.W	Johnson Controls, Inc. Annual Incentive Performance Plan, amended and restated effective January 1, 2008, filed herewith. **

10.X	Johnson Controls, Inc. Retirement Restoration Plan, amended and restated effective January 1, 2008, filed herewith.**

10.Y	Compensation Summary for Non-Employee Directors approved on November 14, 2007, filed herewith.**

10.Z	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, for grants made on January 3, 2006, (incorporated by reference to Exhibit 10.BB to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.AA	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended September 16, 2006, as in effect since October 2, 2006 (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

10.BB	Johnson Controls, Inc. Long Term Incentive Performance Plan, amended and restated effective January 1, 2008, filed herewith.**

10.CC	Johnson Controls, Inc. 2007 Stock Option Plan, amended as of September 14, 2007, filed herewith. **

10.DD	Form of stock option award agreement for Johnson Controls, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated March 21, 2007) (Commission File No. 1-5097).**

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm dated November 26, 2007, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls, Inc. and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

**	Denotes a management contract or compensatory plan.