Form 10-Q
period 2007-12-31
JOHNSON CONTROLS INC
filed 2008-02-05
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2007

Common Stock: $0.01 7/18 par value per share	593,770,096

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions, unaudited)

	December 31,	September 30,	December 31,
	2007	2007	2006
Assets

Cash and cash equivalents	$407	$674	$252
Accounts receivable — net	6,180	6,600	5,648
Inventories	2,070	1,968	1,784
Other current assets	1,572	1,630	1,599

Current assets	10,229	10,872	9,283

Property, plant and equipment — net	4,214	4,208	4,030
Goodwill	6,251	6,131	6,000
Other intangible assets — net	775	773	795
Investments in partially-owned affiliates	812	795	569
Other noncurrent assets	1,522	1,326	1,519

Total assets	$23,803	$24,105	$22,196

Liabilities and Shareholders’ Equity

Short-term debt	$179	$264	$617
Current portion of long-term debt	896	899	17
Accounts payable	4,933	5,365	3,969
Accrued compensation and benefits	853	978	808
Accrued income taxes	108	97	192
Other current liabilities	2,283	2,317	2,433

Current liabilities	9,252	9,920	8,036

Commitments and contingencies (Note 16)

Long-term debt	3,249	3,255	4,255
Postretirement health and other benefits	297	256	337
Minority interests in equity of subsidiaries	133	128	131
Other noncurrent liabilities	1,802	1,639	1,859
Shareholders’ equity	9,070	8,907	7,578

Total liabilities and shareholders’ equity	$23,803	$24,105	$22,196

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months
	Ended December 31,
	2007	2006
Net sales
Products and systems*	$7,693	$6,703
Services*	1,791	1,507

	9,484	8,210

Cost of sales
Products and systems	6,731	5,910
Services	1,446	1,226

	8,177	7,136

Gross profit	1,307	1,074

Selling, general and administrative expenses	(950)	(803)
Net financing charges	(69)	(69)
Equity income	17	29

Income from continuing operations before income taxes and minority interests	305	231

Provision for income taxes	64	53
Minority interests in net earnings of subsidiaries	6	10

Income from continuing operations	235	168

Loss from discontinued operations, net of income taxes	—	(6)

Net income	$235	$162

Earnings per share from continuing operations
Basic	$0.40	$0.29

Diluted	$0.39	$0.28

Earnings per share
Basic	$0.40	$0.28

Diluted	$0.39	$0.27

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and facility management services.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months
	Ended December 31,
	2007	2006
Operating Activities
Net income	$235	$162

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	181	174
Amortization of intangibles	10	12
Equity in earnings of partially-owned affiliates, net of dividends received	22	(17)
Minority interests in net earnings of subsidiaries	6	10
Deferred income taxes	9	5
Equity-based compensation	20	15
Other	19	3
Changes in working capital, excluding acquisitions and divestitures of businesses:
Accounts receivable	486	149
Inventories	(82)	(47)
Other current assets	96	(1)
Restructuring reserves	(14)	(33)
Accounts payable and accrued liabilities	(835)	(274)
Accrued income taxes	25	(6)

Cash provided by operating activities	178	152

Investing Activities
Capital expenditures	(187)	(230)
Sale of property, plant and equipment	15	8
Acquisition of businesses, net of cash acquired	(26)	—
Recoverable customer engineering expenditures	(4)	—
Settlement of cross-currency interest rate swaps	(32)	(57)
Changes in long-term investments	(12)	1

Cash used by investing activities	(246)	(278)

Financing Activities
Increase (decrease) in short-term debt — net	(87)	322
Increase in long-term debt	1	105
Repayment of long-term debt	(21)	(366)
Payment of cash dividends	(65)	(4)
Stock repurchases	(35)	—
Other	8	28

Cash provided (used) by financing activities	(199)	85

Decrease in cash and cash equivalents	$(267)	$(41)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2007
(unaudited)
1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2007. The results of operations for the three month period ended December 31, 2007 are not necessarily indicative of results for the Company’s 2008 fiscal year because of seasonal and other factors.

Certain prior period amounts have been revised to conform to the current year’s presentation.

2.	New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). This standard will change the Company’s accounting treatment for business combinations on a prospective basis, when adopted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). The Company is assessing the potential impact that the adoption of SFAS No. 160 will have on its consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal 2009 (October 1, 2008). The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its consolidated financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in the first quarter of fiscal 2009 (October 1, 2008). The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial condition and results of operations.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In June 2006, the FASB issued FASB Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 11 for the impact of the Company’s adoption of FIN 48 as of October 1, 2007.

3.	Acquisition of Businesses

In the first quarter of fiscal 2008, the Company completed three acquisitions for a combined purchase price of $71 million, which were not material, individually or in aggregate, to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $45 million.

In September 2007, the Company recorded a $200 million equity investment in a joint venture with U.S. Airconditioning Distributors, Inc., a California-based, privately-owned HVAC distributor serving five western U.S. states, in order to enhance the distribution of residential and light-commercial products in that geography. This investment was accounted for under the equity method as the Company does not have a controlling interest, but does have significant influence.

4.	Discontinued Operations

In March 2007, the Company completed the sale of the Bristol Compressor business, which was acquired in December 2005 as part of the acquisition of York International Corporation (York), for approximately $40 million, of which $35 million was received in cash in the three months ended March 31, 2007 and $5 million was received in cash in the three months ended September 30, 2007 after final purchase price adjustments. The sale of the Bristol Compressor business resulted in a loss of approximately $49 million ($30 million after-tax), including related costs.

For the three months ended December 31, 2006, the Bristol Compressor business recorded net sales of $21 million and a loss before income taxes and minority interests of $9 million. Both the basic and diluted loss per share from discontinued operations were approximately $0.01.

Net assets of the Bristol Compressor business at the disposal date totaled approximately $86 million, which consisted of current assets of $97 million, fixed assets of $6 million and liabilities of $17 million.

5.	Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable - net related to these contracts were $629 million, $633 million and $484 million at December 31, 2007, September 30, 2007, and December 31, 2006, respectively. Amounts included within other current liabilities were $555 million, $538 million and $422 million at December 31, 2007, September 30, 2007, and December 31, 2006, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.	Inventories

Inventories consisted of the following (in millions):

	December 31,	September 30,	December 31,
	2007	2007	2006
Raw materials and supplies	$878	$774	$747
Work-in-process	323	329	257
Finished goods	931	930	832

FIFO inventories	2,132	2,033	1,836
LIFO reserve	(62)	(65)	(52)

Inventories	$2,070	$1,968	$1,784

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the nine month period ended September 30, 2007 and the three month period ended December 31, 2007 were as follows (in millions):

			Currency
	December 31,	Business	Translation	September 30,
	2006	Acquisitions	and Other	2007
Building efficiency
North America Systems	$502	$—	$(5)	$497
North America Service	620	1	1	622
North America Unitary Products	480	—	1	481
Global Workplace Solutions	169	8	4	181
Europe	385	—	7	392
Rest of World	499	1	28	528
Automotive experience
North America	1,180	—	(3)	1,177
Europe	1,102	12	53	1,167
Asia	193	—	12	205
Power solutions	870	—	11	881

Total	$6,000	$22	$109	$6,131

			Currency
	September 30,	Business	Translation	December 31,
	2007	Acquisitions	and Other	2007
Building efficiency
North America Systems	$497	$8	$—	$505
North America Service	622	37	—	659
North America Unitary Products	481	—	—	481
Global Workplace Solutions	181	—	—	181
Europe	392	—	9	401
Rest of World	528	—	35	563
Automotive experience
North America	1,177	—	5	1,182
Europe	1,167	—	24	1,191
Asia	205	—	(7)	198
Power solutions	881	—	9	890

Total	$6,131	$45	$75	$6,251

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	December 31, 2007			September 30, 2007			December 31, 2006
							-
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
							-
Amortized intangible assets
Patented technology	$317	$(153)	$164	$315	$(147)	$168	$298	$(128)	$170
Unpatented technology	24	(9)	15	21	(8)	13	33	(10)	23
Customer relationships	327	(31)	296	306	(24)	282	311	(19)	292
Miscellaneous	15	(10)	5	47	(32)	15	32	(23)	9
							-
Total amortized intangible assets	683	(203)	480	689	(211)	478	674	(180)	494
Unamortized intangible assets
Trademarks	295	—	295	295	—	295	295	—	295
Pension asset	—	—	—	—	—	—	6	—	6
							-
Total unamortized intangible assets	295	—	295	295	—	295	301	—	301

Total intangible assets	$978	$(203)	$775	$984	$(211)	$773	$975	$(180)	$795

Amortization of other intangible assets for the three month periods ended December 31, 2007 and 2006 were $9 million and $12 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $36 million per year over the next five years.

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

The change in the carrying amount of the Company’s total product warranty liability for the three months ended December 31, 2007 and 2006 was as follows (in millions):

	2007	2006
Balance as of September 30	$150	$189
Accruals for warranties issued during the period	37	35
Accruals from acquisitions	1	—
Accruals related to pre-existing warranties (including changes in estimates)	(2)	1
Settlements made (in cash or in kind) during the period	(26)	(39)
Currency translation	1	1

Balance as of December 31	$161	$187

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9.	Restructuring Costs

As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal 2006 and recorded a $197 million restructuring charge in that quarter. During the fourth quarter of fiscal 2006, the Company increased its 2006 Plan restructuring charge by $8 million for additional employee severance and termination benefits. The 2006 Plan, which primarily includes workforce reductions and plant consolidations in the automotive experience and building efficiency businesses, is expected to be substantially completed by the end of fiscal 2008. The automotive experience business related restructuring is focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business mostly relate to Europe where the Company has launched a systems redesign initiative.

The 2006 Plan included workforce reductions of approximately 5,000 employees (2,500 for automotive experience — North America, 1,400 for automotive experience — Europe, 200 for building efficiency — North America, 600 for building efficiency — Europe, 280 for building efficiency — Rest of World and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of December 31, 2007, approximately 4,400 employees have been separated from the Company pursuant to the 2006 Plan. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience — North America, 3 in automotive experience — Europe, 1 in building efficiency — Europe and 1 in building efficiency — Rest of World). As of December 31, 2007, 14 of the 15 plants have been closed. The restructuring charge for the impairment of the long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.

The following table summarizes the changes in the Company’s 2006 Plan reserve, included within other current liabilities in the consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2007	$38	$6	$1	$45
Utilized — Cash	(5)	(4)	—	(9)

Balance at December 31, 2007	$33	$2	$1	$36

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

The Company recorded restructuring reserves of $161 million related to the December 2005 York acquisition, including workforce reductions of approximately 3,150 building efficiency employees (850 for North America Systems, 300 for North America Service, 60 for North America Unitary Products, 1,150 for Europe and 790 for Rest of World), the closure of two manufacturing plants (one in North America Systems and one in Rest of World), the merging of other plants and branch offices with existing Company facilities and contract terminations. These restructuring activities were recorded as costs of the acquisition and were provided for in accordance with FASB Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company anticipates that substantially all of the non-contractual restructuring actions will be completed in fiscal 2008.

As of December 31, 2007, approximately 2,180 employees have been separated from the Company pursuant to the York restructuring, including 295 for North America Systems, 50 for North America Unitary Products, 1,090 for Europe and 745 for Rest of World.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the changes in the Company’s York restructuring reserves, included within other current liabilities in the condensed consolidated statement of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2007	$23	$30	$3	$56
Utilized — Cash	(3)	(2)	—	(5)
Reclassification	9	(9)	—	—

Balance at December 31, 2007	$29	$19	$3	$51

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

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $123 million and $141 million for the three months ended December 31, 2007 and 2006, respectively, net of customer reimbursements of $77 million and $50 million for the three months ended December 31, 2007 and 2006, respectively.

11.	Income Taxes

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2007 and 2006, the Company’s estimated annual effective income tax rate for continuing operations was 21.0% and 23.0%, respectively. The decrease from the prior year is primarily due to the geographic composition of income.

Uncertain Tax Positions

In June 2006, FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN 48 as of October 1, 2007.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Upon adoption, the Company increased its existing reserves for uncertain tax positions by $93 million. The increase was recorded as a cumulative effect adjustment to shareholders’ equity of $68 million and an increase to goodwill of $25 million related to prior year business combinations. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $616 million of which $475 million, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $75 million (net of tax benefit). The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense or goodwill, when applicable.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities including such major jurisdictions as Austria, Belgium, Canada, China, Czech Republic, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, United Kingdom, and the United States. The statute of limitations for each major jurisdiction is as follows:

Tax Jurisdiction	Statute of Limitations

Austria	5 years
Belgium	3 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Netherlands	3 to 5 years
Spain	4 years
United Kingdom	6 years
United States — Federal	3 years
United States — State	3 to 5 years
In the United States, the 2004 and 2005 fiscal years are currently under exam by the Internal Revenue Service (IRS) and the fiscal years 1999 to 2003 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Austria	2003 – 2005
Belgium	2005 – 2006
Canada	2001 – 2003
France	2005 – 2006
Germany	2001 – 2003
Italy	2003 – 2004
United Kingdom	2004
It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months. However, it is not possible to reasonably estimate the effect this may have upon the unrecognized tax benefits.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Valuation Allowance

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

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106” (in millions):

	Pension Plans
	U.S. Plans		Non-U.S. Plans
	Three Months		Three Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Service cost	$20	$19	$10	$9
Interest cost	35	32	18	15
Expected return on plan assets	(42)	(38)	(17)	(13)
Amortization of transition obligation	—	(1)	—	—
Amortization of net actuarial loss	2	3	2	2
Amortization of prior service cost	—	1	—	—

Net periodic benefit cost	$15	$16	$13	$13

	Postretirement Health
	and Other Benefits
	Three Months
	Ended December 31,
	2007	2006
Service cost	$1	$1
Interest cost	4	5
Amortization of prior service cost	(2)	(1)

Net periodic benefit cost	$3	$5

13.	Earnings Per Share

On July 25, 2007, the Company’s Board of Directors declared a three-for-one split of the Company’s outstanding common stock payable October 2, 2007 to shareholders of record on September 14, 2007. All prior year share and per share amounts disclosed in this document have been restated to reflect the three-for-one stock split. The stock split resulted in an increase of approximately 396 million in the outstanding shares of common stock as of the date of the split. In connection with the stock split, the par value of the common stock was changed from $.04 1/6 per share to $.01 7/18 per share.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table reconciles the denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months
	Ended December 31,
	2007	2006
Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	593.3	587.7
Effect of dilutive securities:
Stock options	9.6	6.9

Diluted weighted average shares outstanding	602.9	594.6

Antidilutive Securities
Options to purchase common shares	0.6	0.3
14.	Comprehensive Income

A summary of comprehensive income is shown below (in millions):

	Three Months
	Ended December 31,
	2007	2006
Net income	$235	$162
Realized and unrealized losses on derivatives	(51)	(18)
Foreign currency translation adjustments	124	107

Other comprehensive income	73	89

Comprehensive income	$308	$251

The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure or commodity price exposure, primarily using foreign currency exchange contracts and commodity contracts, respectively. These instruments are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 and are recorded in the consolidated statement of financial position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates or commodity price changes.

The favorable foreign currency translation adjustments (CTA) for the three months ended December 31, 2007 were primarily due to the strengthening of the Euro and other non-U.S. currencies against the U.S. dollar.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income account until realized. A net loss of approximately $26 million was recorded for each of the three month periods ending December 31, 2007 and 2006.

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

Automotive experience

Automotive experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport utility/crossover vehicles in North America, Europe and Asia. Automotive experience systems and products include complete seating systems and components; cockpit systems, including instrument panels and clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems.

Power solutions

Power solutions services both automotive original equipment manufacturers and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise.

Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and minority interests excluding net financing charges and restructuring costs. General Corporate and other overhead expenses are allocated to business segments in determining segment income. Unallocated assets are corporate cash and cash equivalents, investments in partially-owned affiliates and other non-segment assets. Financial information relating to the Company’s reportable segments is as follows (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Net Sales
	Three Months
	Ended December 31,
	2007	2006
Building efficiency
North America Systems	$512	$444
North America Service	541	471
North America Unitary Products	162	205
Global Workplace Solutions	781	646
Europe	665	612
Rest of World	583	544

	3,244	2,922

Automotive experience
North America	1,819	1,736
Europe	2,401	2,108
Asia	369	376

	4,589	4,220

Power solutions	1,651	1,068

Total net sales	$9,484	$8,210

	Segment Income
	Three Months
	Ended December 31,
	2007	2006
Building efficiency
North America Systems	$49	$32
North America Service	26	10
North America Unitary Products	(9)	8
Global Workplace Solutions	18	17
Europe	26	19
Rest of World	53	37

	163	123

Automotive experience
North America	10	(52)
Europe	75	80
Asia	(7)	7

	78	35

Power solutions	133	142

Total segment income	$374	$300

Net financing charges	(69)	(69)

Income from continuing operations before income taxes and minority interests	$305	$231

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16.	Commitments and Contingencies

The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds, however, do take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company has entered into supply contracts with certain vendors that include minimum volume requirements which, if not met, could subject the Company to potential liabilities. At the end of the first quarter of fiscal 2008, there were no known volume shortfalls for which the Company was contractually obligated. These supply contracts include cancellation penalties in the event that either party elects to terminate the agreement prior to its expiration. Such penalties, if incurred, could be material to the Company’s consolidated financial condition, results of operations or cash flows.

A significant portion of the Company’s sales are to customers in the automotive industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations. In addition, the downturn in the North American automotive market is likely to impact certain vendors’ financial solvency, including their ability to meet restrictive debt covenants. For example, the Company is aware that one of its vendors to the automotive experience — North America reporting segment, Plastech Engineered Products, Inc., filed for Chapter 11 bankruptcy protection on February 1, 2008. Such events could result in potential liabilities or additional costs to the Company to ensure uninterrupted supply to its customers.

PricewaterhouseCoopers LLP
100 E. Wisconsin Ave., Suite 1800
Milwaukee WI 53202
Telephone (414) 212 1600
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income for each of the three-month periods ended December 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 26, 2007 we expressed an unqualified opinion on those consolidated financial statements. An explanatory paragraph was included in our report for the adoption of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R);” Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment;” and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2007, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 5, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to Johnson Controls, Inc. and its consolidated subsidiaries.
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
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
Our automotive experience business is one of the world’s largest automotive suppliers, providing interior systems to more than 30 million vehicles annually. Our technologies extend into virtually every area of the interior including seating and overhead systems, door systems, floor consoles, instrument panels, cockpits and integrated electronics. Customers include most of the world’s major automakers.
Our power solutions business is a leading global producer of lead-acid automotive batteries, serving both automotive original equipment manufacturers and the general vehicle battery aftermarket. We produce more than 120 million lead-acid batteries annually. We offer Absorbent Glass Mat (AGM), nickel-metal-hydride and lithium-ion battery technologies to power hybrid vehicles.
The following information should be read in conjunction with the September 30, 2007 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2007 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

Summary

	Three Months Ended
	December 31,
(In millions)	2007	2006	Change
Net sales	$9,484	$8,210	16%

Income from continuing operations before income taxes and minority interests	305	231	32%
Three Months:
•	The $1.3 billion increase in consolidated net sales was primarily due to higher sales in the power solutions business ($500 million) mainly from pass-through pricing of higher lead costs, the favorable effects of foreign currency translation (approximately $460 million), growth in the building efficiency business ($200 million) mainly from increased global demand for the Company’s offerings for nonresidential buildings that improve energy efficiency and reduce greenhouse gas emissions and higher net volumes in the North American automotive market ($75 million). These increases were partially offset by lower volumes in the building efficiency residential sector ($40 million) from a decline in new housing starts and lower volumes in automotive experience Asia ($20 million).

•	The $74 million increase in consolidated income from continuing operations before income taxes and minority interests was primarily due to higher sales volume, margin expansion and operational cost reductions in the building efficiency business ($55 million) despite higher selling, general and administrative (SG&A) expenses to support growth, higher sales volumes and cost savings measures in the automotive experience North America segment ($62 million) and the favorable effects of foreign currency translation (approximately $20 million). These increases were partially offset by unfavorable performance in the North American residential market ($20 million) related to lower housing starts, in automotive experience Europe ($17 million) from the timing of platform pricing adjustments, lower economic recoveries, lower sales volumes and higher SG&A costs to support market expansion in automotive experience Asia ($14 million) and in the power solutions segment ($12 million) mainly from non-recurring items from the prior year.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and minority interests excluding net financing charges and restructuring costs.
Building Efficiency

	Net Sales			Segment Income
	Three Months			Three Months
	Ended December 31,			Ended December 31,
(In millions)	2007	2006	Change	2007	2006	Change
North America Systems	$512	$444	15%	$49	$32	53%
North America Service	541	471	15%	26	10	160%
North America Unitary Products	162	205	-21%	(9)	8	*
Global Workplace Solutions	781	646	21%	18	17	6%
Europe	665	612	9%	26	19	37%
Rest of World	583	544	7%	53	37	43%

	$3,244	$2,922	11%	$163	$123	33%

*	Measure not meaningful

Net Sales:
•	The increase in North America Systems was primarily due to higher product and equipment commercial volumes in the construction and replacement markets.

•	The increase in North America Service was primarily due to growth in the truck-based and energy performance contracting businesses and the impact of first quarter acquisitions.

•	The decrease in North American Unitary Products was primarily due to a depressed U.S. residential market which impacted new construction and housing starts.

•	The increase in Global Workplace Solutions primarily reflects a higher volume of global pass-through contracts, a net increase in North America and Asia new business volumes and the favorable impact of foreign currency translation (approximately $50 million).

•	The increase in Europe reflects the favorable impact of foreign currency translation (approximately $60 million), partially offset by a reduction in systems volumes.

•	The increase in Rest of World is due to volume increases in Asia and Latin America.
Segment Income:
•	The increases in North America Systems and North America Service were primarily due to higher sales volumes and improving gross margins through pricing and operational efficiencies, partially offset by additional SG&A expenses to support business growth initiatives.

•	The decrease in North America Unitary Products was primarily due to the decline in sales volumes from a depressed U.S. residential market which impacted new construction and housing starts, and purchase accounting adjustments related to the September 2007 equity investment in a joint venture with U.S. Airconditioning Distributors, Inc.

•	Despite the higher sales volume, Global Workplace Solutions increased only slightly due to the pass-through nature of facility management contracts and lower margins on certain North American contracts.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation (approximately $5 million) and continuing benefit from prior year restructuring plans, branch office redesign and manufacturing footprint changes, partially offset by increased SG&A expenses to support business growth and system implementations.

•	The increase in Rest of World was primarily due to higher sales volumes and margin improvements in Asia and the Middle East.
Automotive Experience

	Net Sales			Segment Income
	Three Months			Three Months
	Ended December 31,			Ended December 31,
(In millions)	2007	2006	Change	2007	2006	Change
North America	$1,819	$1,736	5%	$10	$(52)	*
Europe	2,401	2,108	14%	75	80	-6%
Asia	369	376	-2%	(7)	7	*

	$4,589	$4,220	9%	$78	$35	123%

*	Measure not meaningful

Net Sales:
•	The increase in North America was primarily due to net volume increases at General Motors Corporation, Toyota Motor Corporation and Honda Motor Co. and improved pricing, partially offset by volume decreases with Chrysler LLP and Nissan Motor Company. The increase in net sales of 5% was slightly higher than the industry’s estimated domestic production increases as compared to the prior year, primarily due to the Company’s platform mix relative to the industry.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation (approximately $240 million). Excluding the foreign currency impact, Europe net sales increased 3% from the prior year as a result of higher volumes from new business with Kia Motor Company, Fiat S.p.A. and Ford Motor Company, partially offset by lower volumes from discontinued programs with Daimler AG and BMW AG.

•	The decrease in Asia was primarily due to lower volumes in Korea and Japan, partially offset by the favorable impact of foreign currency translation (approximately $10 million).
Segment Income:
•	The increase in North America was primarily due to higher sales volumes and pricing improvements, as well as favorable gross margins from purchasing savings, operational efficiencies and lower SG&A expenses (mainly from reduced net engineering costs), partially offset by lower equity income related to development costs in certain joint ventures.

•	The decrease in Europe, despite the higher sales volumes, was primarily due to the timing of platform pricing adjustments and lower economic recoveries and higher SG&A expenses related to new business opportunities and administrative footprint changes.

•	The decrease in Asia was primarily due to lower sales volumes, unfavorable product mix and higher employee expenses to support market expansion.
Power Solutions

	Three Months
	Ended December 31,
(In millions)	2007	2006	Change
Net sales	$1,651	$1,068	55%
Segment income	133	142	-6%
•	Net sales increased primarily due to the pass-through pricing of higher lead costs, the favorable impact of foreign currency translation (approximately $70 million) and higher unit volumes to original equipment manufacturers in Europe and North America .

•	Segment income decreased primarily due to non-recurring prior year insurance recoveries ($11 million) and costs related to the increased investment in a hybrid battery joint venture, partially offset by higher sales volumes and favorable impact of foreign currency translation.
Net Financing Charges

	Three Months Ended
	December 31,
(In millions)	2007	2006	Change
Net financing charges	$69	$69	0%
•	Net financing charges are comparable to the prior year period due to a decrease in borrowing levels offset by the impact of higher short-term interest rates.

Provision for Income Taxes

	Three Months Ended
	December 31,
(In millions)	2007	2006
Tax provision	$64	$53
Effective tax rate	21.0%	23.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•	The decrease in the effective tax rate is due to the implementation of various tax planning initiatives and changes in the geographic mix of the Company’s taxable income.

•	The Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors. This effective tax rate approximated the local statutory rate adjusted for permanent differences.
Net Income

	Three Months Ended
	December 31,
(In millions)	2007	2006	Change
Income from continuing operations	$235	$168	40%
Loss from discontinued operations	—	(6)	*

Net income	$235	$162	45%

*	Measure not meaningful.
•	The increase in income from continuing operations was primarily due to higher sales volume, margin expansion and operational cost reductions in the building efficiency business ($55 million) despite higher SG&A expenses to support growth, higher sales volumes and cost savings measures in the automotive experience North America segment ($62 million) and the favorable effects of foreign currency translation (approximately $20 million). These increases were partially offset by unfavorable performance in the North American residential market ($20 million) related to lower housing starts, in automotive experience Europe ($17 million) from the timing of platform pricing adjustments, lower economic recoveries, lower sales volumes and higher SG&A expenses to support market expansion in automotive experience Asia ($14 million), and in the power solutions segment ($12 million) mainly from non-recurring items from the prior year and an increase in the provision for income taxes ($11 million).

•	Discontinued operations relate to the Bristol Compressor business, which was acquired as part of the December 2005 York acquisition and was sold in March 2007. For the three months ended December 31, 2006, the Bristol Compressor business reported a $6 million net loss after taxes.
Outlook
On January 18, 2008, the Company reaffirmed its previously issued fiscal 2008 guidance, which anticipates that net sales will grow to approximately $38 billion, an increase of 10% from prior year net sales, and that diluted earnings per share from continuing operations will increase 18% to approximately $2.45 to $2.50 per share.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At December 31, 2007, the unearned backlog was $4.4 billion, compared to $3.9 billion at December 31, 2006, a 13% increase.

Financial Condition
Working Capital

	December 31,	September 30,		December 31,
(In millions)	2007	2007	Change	2006	Change
Working capital	$1,645	$1,441	14%	$1,629	1%

Accounts receivable	6,180	6,600	-6%	5,648	9%
Inventories	2,070	1,968	5%	1,784	16%
Accounts payable	4,933	5,365	-8%	3,969	24%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The increase in working capital as compared to September 30, 2007 is primarily due to the net impact of strengthening foreign currencies against the U.S. dollar, higher inventories resulting mainly from higher lead costs and some seasonality in the building efficiency business and lower accounts payable from timing of payments, partially offset by lower accounts receivable from improved collections and seasonality. Compared to December 31, 2006, the increase is primarily due to higher accounts receivable due to increased sales and higher inventories from the impact of higher lead costs, partially offset by higher accounts payable from the higher cost of inventories.

•	The Company’s days sales in accounts receivable for the three months ended December 31, 2007 were 57, slightly lower than 58 in the comparable period ended September 30, 2007 and 59 for the comparable period ended December 31, 2006. There has been no significant deterioration in the credit quality of the Company’s receivables or changes in revenue recognition policies. The decrease in accounts receivable compared to September 30, 2007 is due to the seasonality of net sales between the two periods, as well as the timing of unbilled revenues on long-term contracts. The increase in accounts receivable compared to December 31, 2006 is consistent with higher sales volume.

•	The Company’s inventory turns for the three months ended December 31, 2007 were lower than the period ended September 30, 2007 due to higher inventory levels in the building efficiency business from slower moving inventory because of the decline in the residential housing market and an increase in in-transit inventory between various international locations, which have longer delivery times. Inventory turns were higher compared to December 31, 2006 due to improvements in inventory management.

•	Days payable at December 31, 2007 decreased to 65 days from 71 days at September 30, 2007 and increased from 50 days at December 31, 2006 mainly due to the timing of payments.
Cash Flows

	Three Months Ended
	December 31,
(In millions)	2007	2006
Net cash provided by operating activities	$178	$152
Net cash used by investing activities	246	278
Net cash provided (used) by financing activities	(199)	85
Capital expenditures	187	230

•	The increase in net cash provided by operating activities in the three months ended December 31, 2007 was primarily due to higher net income and a reduction in accounts receivable from improved collections and seasonality, partially offset by lower accounts payable and accrued liabilities from a reduction in payment days outstanding and accrued compensation and benefits balances.

•	The decrease in net cash used in investing activities for the three months ended December 31, 2007 was due to lower capital expenditures.

•	The increase in net cash used by financing activities for the three months ended December 31, 2007 is primarily the result of debt repayments, the timing of dividend payments and stock repurchases.

•	The majority of the capital spending for property, plant and equipment in the three months ended December 31, 2007 was for investments within the automotive experience business.
Long-Lived Assets
The Company has certain subsidiaries, mainly located in Germany, Italy, the Netherlands, United Kingdom and the United States, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries in accordance with SFAS No. 109. SFAS No. 109 requires the Company to record a valuation allowance for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction and evaluate both positive and negative historical evidences as well as expected future events.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s long-lived asset impairment analyses indicate that assets are not impaired based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At December 31, 2007, the Company has concluded that it does not have any material assets whose recovery is at risk.
Capitalization

	December 31,	September 30,		December 31,
(In millions)	2007	2007	Change	2006	Change
Short-term debt	$179	$264	-32%	$617	-71%
Long-term debt	4,145	4,154	0%	4,272	-3%
Shareholders’ equity	9,070	8,907	2%	7,578	20%

Total capitalization	$13,394	$13,325	1%	$12,467	7%

Total debt as a % of total capitalization	32.3%	33.2%		39.2%

•	In December 2007, the Company entered into a 25 billion yen ($220 million), three year, floating rate loan agreement. The agreement gave the Company the right to borrow the loan proceeds through January 15, 2008. As of December 31, 2007, no draws were made against this loan.

•	In December 2006, the Company entered into a five-year, $2.0 billion revolving credit facility which expires in December 2011. This facility replaced a five-year $1.6 billion revolving credit facility that would have expired in October 2010 and serves as the commercial paper backup facility. There were no draws on the committed credit line during the three months ended December 31, 2007.

•	In December 2006 the Company entered into a 12 billion yen ($104 million), three year, floating rate loan. The net proceeds of the bank loan were used to repay unsecured commercial paper obligations.

•	In November 2006 the Company issued commercial paper to repay a $350 million note that matured.

•	The Company also selectively makes use of short-term money market loans in both U.S. dollars and Euros. The Company estimates that, as of December 31, 2007, it could borrow up to $1 billion at its current debt ratings in money market loans.

•	The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. None of the Company’s debt agreements requires accelerated repayment in the event of a decrease in credit ratings. Currently, the Company believes it has ample liquidity and full access to the capital markets to support business growth and future acquisitions. The Company believes its capital resources and liquidity position at December 31, 2007 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in fiscal 2008 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

•	On January 17, 2008 and February 1, 2008, the Company retired $500 million and $175 million, respectively in floating rate notes at maturity. The Company issued commercial paper and borrowed under the 25 billion Yen floating rate loan to repay the notes.
New Accounting Standards
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(revised 2007), “Business Combinations.” SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). This standard will change the Company’s accounting treatment for business combinations on a prospective basis, when adopted.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). The Company is assessing the potential impact that the adoption of SFAS No. 160 will have on its consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal 2009 (October 1, 2008). The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its consolidated financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in the first quarter of fiscal 2009 (October 1, 2008). The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial condition and results of operations.

In June 2006, the FASB issued FASB Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 11 in “Notes to Condensed Consolidated Financial Statements” for the impact of the Company’s adoption of FIN 48 as of October 1, 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2007, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, which was filed with the SEC on November 29, 2007, liabilities potentially arise globally under various Environmental Laws and Worker Safety Laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.
Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 60 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.
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
ITEM 1A. RISK FACTORS
There are no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended December 31, 2007. Citibank reduced its holdings of Company stock by 500,000 shares in the quarter ended December 31, 2007 in connection with the Swap Agreement.
The following table presents information regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended December 31, 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of the Publicly	May Yet be
	of Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Program	Programs

10/1/07 – 10/31/07
Purchases by Company (1)	7,570	$43.46	—	$174,548,402
11/1/07 – 11/30/07
Purchases by Company (1)	—	—	—	$174,548,402
12/1/07 – 12/31/07
Purchases by Company (1)	1,438,492	$37.30	1,434,767	$121,287,557

10/1/07 – 10/31/07
Purchases by Citibank (2)	—	—	—	$9,856,000
11/1/07 – 11/30/07
Purchases by Citibank (2)	—	—	—	$14,624,000
12/1/07 – 12/31/07
Purchases by Citibank (2)	—	—	—	$45,028,000

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.

(2)	Citibank may purchase shares of the Company’s stock up to an amount equal to $200 million. The approximate dollar value of shares that may yet be purchased under the Citibank program fluctuates based on the market value of the Company’s stock and/or sales by Citibank of the Company’s stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on January 23, 2008. The Company’s shareholders approved the election of four directors to serve for a three-year term expiring in 2011:

	For	Withheld
Natalie A. Black	509,274,102	10,736,212
Robert A. Cornog	501,958,225	18,052,089
William H. Lacy	501,861,312	18,149,002
Stephen A. Roell	502,396,650	17,613,664
The other directors of the Company whose terms in office expire after the 2008 Annual Meeting of Shareholders are as follows: terms expiring at the 2009 Annual Meeting of Shareholders — Dennis W. Archer, John M. Barth, Richard Goodman and Southwood J. Morcott; and terms expiring at the 2010 Annual Meeting of Shareholders — Robert L. Barnett, Eugenio Clariond Reyes-Retana, Jeffrey A. Joerres and Richard F. Teerlink.
The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2008 was approved by the shareholders with 500,327,459 shares voted for, 14,546,368 shares voted against and 5,136,487 shares abstaining.
ITEM 6. EXHIBITS
     Reference is made to the separate exhibit index contained on page 32 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: February 5, 2008	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description
15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated February 5, 2008, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.