Form 10-Q
period 2008-03-31
JOHNSON CONTROLS INC
filed 2008-05-06
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-5097

JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0380010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5757 North Green Bay Avenue Milwaukee, Wisconsin (Address of principal executive offices)	53209 (Zip Code)

(414) 524-1200
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2008

Common Stock: $0.01 7/18 par value per share	593,417,685

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	March 31,	September 30,	March 31,
	2008	2007	2007
Assets

Cash and cash equivalents	$233	$674	$172
Accounts receivable — net	6,451	6,600	5,933
Inventories	2,209	1,968	1,847
Other current assets	1,716	1,630	1,491

Current assets	10,609	10,872	9,443

Property, plant and equipment — net	4,324	4,208	4,056
Goodwill	6,401	6,131	6,019
Other intangible assets — net	793	773	783
Investments in partially-owned affiliates	854	795	600
Other noncurrent assets	1,638	1,326	1,586

Total assets	$24,619	$24,105	$22,487

Liabilities and Shareholders’ Equity

Short-term debt	$574	$264	$361
Current portion of long-term debt	443	899	696
Accounts payable	5,238	5,365	4,555
Accrued compensation and benefits	914	978	817
Accrued income taxes	90	97	128
Other current liabilities	2,254	2,317	2,220

Current liabilities	9,513	9,920	8,777

Commitments and contingencies (Note 16)

Long-term debt	3,301	3,255	3,564
Postretirement health and other benefits	260	256	327
Minority interests in equity of subsidiaries	150	128	142
Other noncurrent liabilities	1,800	1,639	1,862
Shareholders’ equity	9,595	8,907	7,815

Total liabilities and shareholders’ equity	$24,619	$24,105	$22,487

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Net sales
Products and systems*	$7,593	$6,841	$15,302	$13,533
Services*	1,813	1,651	3,588	3,169

	9,406	8,492	18,890	16,702
Cost of sales
Products and systems	6,725	6,034	13,467	11,944
Services	1,371	1,265	2,806	2,491

	8,096	7,299	16,273	14,435

Gross profit	1,310	1,193	2,617	2,267

Selling, general and administrative expenses	(888)	(861)	(1,838)	(1,664)
Net financing charges	(66)	(69)	(135)	(138)
Equity income	31	19	48	48

Income from continuing operations before income taxes and minority interests	387	282	692	513
Provision for income taxes	81	17	145	70
Minority interests in net earnings of subsidiaries	17	3	23	13

Income from continuing operations	289	262	524	430

Loss from discontinued operations, net of income taxes	—	(4)	—	(10)

Loss on sale of discontinued operations, net of income taxes	—	(30)	—	(30)

Net income	$289	$228	$524	$390

Earnings per share from continuing operations
Basic	$0.49	$0.44	$0.88	$0.73

Diluted	$0.48	$0.44	$0.87	$0.72

Earnings per share
Basic	$0.49	$0.39	$0.88	$0.66

Diluted	$0.48	$0.38	$0.87	$0.65

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and facility management services.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Operating Activities
Net income	$289	$228	$524	$390

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	185	176	366	350
Amortization of intangibles	9	12	19	24
Equity in earnings of partially-owned affiliates, net of dividends received	(22)	(15)	—	(32)
Minority interests in net earnings of subsidiaries	17	3	23	13
Deferred income taxes	(29)	(54)	(20)	(49)
Loss on sale of discontinued operations	—	30	—	30
Equity-based compensation	13	10	33	25
Other	—	18	19	21
Changes in working capital, excluding acquisitions and divestitures of businesses
Accounts receivable	(57)	(277)	429	(128)
Inventories	(68)	(43)	(150)	(90)
Other current assets	(57)	44	39	43
Restructuring reserves	(18)	(30)	(32)	(63)
Accounts payable and accrued liabilities	75	395	(760)	121
Accrued income taxes	(39)	(42)	(14)	(48)

Cash provided by operating activities	298	455	476	607

Investing Activities
Capital expenditures	(174)	(211)	(361)	(441)
Sale of property, plant and equipment	17	9	32	17
Acquisition of businesses, net of cash acquired	(43)	—	(69)	—
Business divestitures	—	35	—	35
Recoverable customer engineering expenditures	19	—	15	—
Settlement of cross-currency interest rate swaps	(61)	—	(93)	(57)
Changes in long-term investments	—	2	(12)	3

Cash used by investing activities	(242)	(165)	(488)	(443)

Financing Activities
Increase (decrease) in short-term debt — net	370	(254)	283	68
Increase in long-term debt	232	—	233	105
Repayment of long-term debt	(691)	(16)	(712)	(382)
Payment of cash dividends	(78)	(126)	(143)	(130)
Stock repurchases	(38)	(16)	(73)	(23)
Other	(25)	42	(17)	77

Cash used by financing activities	(230)	(370)	(429)	(285)

Decrease in cash and cash equivalents	$(174)	$(80)	$(441)	$(121)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)
1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the Company) Annual Report on Form 10-K for the year ended September 30, 2007. The results of operations for the three and six month periods ended March 31, 2008 are not necessarily indicative of results for the Company’s 2008 fiscal year because of seasonal and other factors.

Certain prior period amounts have been revised to conform to the current year’s presentation.

2.	New Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). The Company is assessing the potential impact that the adoption of SFAS No. 161 will have on its consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). This standard will change the Company’s accounting treatment for business combinations on a prospective basis, when adopted.

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

In the first quarter of fiscal 2008, the Company completed three acquisitions for a combined purchase price of $75 million, of which $43 million was paid in the three months ended March 31, 2008. None of the acquisitions were material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $36 million.

In September 2007, the Company recorded a $200 million equity investment in a joint venture with U.S. Airconditioning Distributors, Inc., a California based, privately-owned HVAC distributor serving five western U.S. states, in order to enhance the distribution of residential and light-commercial products in that geography. This investment is accounted for under the equity method as the Company does not have a controlling interest, but does have significant influence.

4.	Discontinued Operations

In March 2007, the Company completed the sale of the Bristol Compressor business, which was acquired in December 2005 as part of the acquisition of York International Corporation, for approximately $40 million, of which $35 million was received in cash in the three months ended March 31, 2007 and $5 million was received in cash in the three months ended September 30, 2007 after final purchase price adjustments. The sale of the Bristol Compressor business resulted in a loss of approximately $49 million ($30 million after-tax), including related costs.

Net assets of the Bristol Compressor business at the disposal date totaled approximately $86 million, which consisted of current assets of $97 million, fixed assets of $6 million and liabilities of $17 million.

In the second quarter of fiscal 2007, the Company settled a claim related to the February 2005 sale of the engine electronics business that resulted in a loss of approximately $4 million ($3 million after-tax).

5.	Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable - net related to these contracts were $618 million, $633 million and $525 million at March 31, 2008, September 30, 2007, and March 31, 2007, respectively. Amounts included within other current liabilities were $544 million, $538 million and $430 million at March 31, 2008, September 30, 2007, and March 31, 2007, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.	Inventories

Inventories consisted of the following (in millions):

	March 31,	September 30,	March 31,
	2008	2007	2007
Raw materials and supplies	$923	$774	$730
Work-in-process	359	329	284
Finished goods	989	930	885

FIFO inventories	2,271	2,033	1,899
LIFO reserve	(62)	(65)	(52)

Inventories	$2,209	$1,968	$1,847

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the six month period ended September 30, 2007 and the six month period ended March 31, 2008 were as follows (in millions):

			Currency
	March 31,	Business	Translation	September 30,
	2007	Acquisitions	and Other	2007
Building efficiency
North America systems	$502	$—	$(5)	$497
North America service	620	—	2	622
North America unitary products	480	—	1	481
Global workplace solutions	168	—	13	181
Europe	387	—	5	392
Rest of world	508	—	20	528
Automotive experience
North America	1,180	—	(3)	1,177
Europe	1,109	—	58	1,167
Asia	193	—	12	205
Power solutions	872	—	9	881

Total	$6,019	$—	$112	$6,131

			Currency
	September 30,	Business	Translation	March 31,
	2007	Acquisitions	and Other	2008
Building efficiency
North America systems	$497	$8	$1	$506
North America service	622	28	3	653
North America unitary products	481	—	—	481
Global workplace solutions	181	—	—	181
Europe	392	—	19	411
Rest of world	528	—	59	587
Automotive experience
North America	1,177	—	—	1,177
Europe	1,167	—	102	1,269
Asia	205	—	12	217
Power solutions	881	—	38	919

Total	$6,131	$36	$234	$6,401

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	March 31, 2008			September 30, 2007			March 31, 2007
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$309	$(161)	$148	$315	$(147)	$168	$298	$(133)	$165
Unpatented technology	25	(10)	15	21	(8)	13	33	(11)	22
Customer relationships	347	(36)	311	306	(24)	282	311	(22)	289
Miscellaneous	35	(13)	22	47	(32)	15	29	(23)	6

Total amortized intangible assets	716	(220)	496	689	(211)	478	671	(189)	482
Unamortized intangible assets
Trademarks	297	—	297	295	—	295	295	—	295
Pension asset	—	—	—	—	—	—	6	—	6

Total unamortized intangible assets	297	—	297	295	—	295	301	—	301

Total intangible assets	$1,013	$(220)	$793	$984	$(211)	$773	$972	$(189)	$783

Amortization of other intangible assets for the six month periods ended March 31, 2008 and 2007 was $19 million and $24 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $36 million per year over the next five years.

8.	Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. While the Company’s warranty costs have historically been adequate, it is possible that future warranty costs could exceed those estimates. The Company’s product warranty liability is included in other current liabilities in the condensed consolidated statements of financial position.

The change in the carrying amount of the Company’s total product warranty liability for the six months ended March 31, 2008 and March 31, 2007 was as follows (in millions):

	2008	2007
Balance as of September 30	$150	$189
Accruals for warranties issued during the period	76	61
Accruals from acquisitions	1	—
Accruals related to pre-existing warranties (including changes in estimates)	—	2
Settlements made (in cash or in kind) during the period	(80)	(71)
Currency translation	5	3

Balance as of March 31	$152	$184

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9.	Restructuring Costs

As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal 2006 and recorded a $197 million restructuring charge in that quarter. During the fourth quarter of fiscal 2006, the Company increased its 2006 Plan restructuring charge by $8 million for additional employee severance and termination benefits. The 2006 Plan, which primarily includes workforce reductions and plant consolidations in the automotive experience and building efficiency businesses, is expected to be substantially completed by the end of fiscal 2008. The automotive experience business related restructuring focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business primarily related to Europe where the Company has launched a systems redesign initiative.

The 2006 Plan included workforce reductions of approximately 5,000 employees (2,500 for automotive experience — North America, 1,400 for automotive experience — Europe, 200 for building efficiency — North America, 600 for building efficiency — Europe, 280 for building efficiency — rest of world and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of March 31, 2008, approximately 4,700 employees have been separated from the Company pursuant to the 2006 Plan. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience — North America, 3 in automotive experience — Europe, 1 in building efficiency — Europe and 1 in building efficiency — rest of world). As of March 31, 2008, 14 of the 15 plants have been closed. The restructuring charge for the impairment of the long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.

The following table summarizes the changes in the Company’s 2006 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2007	$38	$6	$1	$45
Utilized — Cash	(5)	(4)	—	(9)

Balance at December 31, 2007	33	2	1	36
Utilized — Cash	(12)	—	—	(12)

Balance at March 31, 2008	$21	$2	$1	$24

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

The Company recorded restructuring reserves of $161 million related to the December 2005 York acquisition, including workforce reductions of approximately 3,150 building efficiency employees (850 for North America systems, 300 for North America service, 60 for North America unitary products, 1,150 for Europe and 790 for rest of world), the closure of two manufacturing plants (one in North America systems and one in rest of world), the merging of other plants and branch offices with existing Company facilities and contract terminations. These restructuring activities were recorded as costs of the acquisition and were provided for in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the second quarter of fiscal 2008, due primarily to a need for increased manufacturing capacity and changes in the global footprint, the Company reversed its decision to close the two plants originally included in the York restructuring plan. In addition, due to voluntary employee turnover and the decision not to close the two York manufacturing plants, the number of total workforce reductions decreased from 3,150 to 2,800. As such, severance costs will be lower than the original liability. In accordance with EITF 95-3, the excess reserves of $21 million were reversed to goodwill during the second quarter of fiscal 2008. The Company anticipates that substantially all of the non-contractual restructuring actions under the York restructuring plan will be completed in fiscal 2008.

As of March 31, 2008, approximately 2,185 employees have been separated from the Company pursuant to the York restructuring, including 295 for North America systems, 50 for North America unitary products, 1,095 for Europe and 745 for rest of world.

The following table summarizes the changes in the Company’s York restructuring reserves, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2007	$23	$30	$3	$56
Utilized — Cash	(3)	(2)	—	(5)
Reclassification	9	(9)	—	—

Balance at December 31, 2007	29	19	3	51
Utilized — Cash	(4)	(2)	—	(6)
Noncash adjustment	(17)	(4)	4	(17)

Balance at March 31, 2008	$8	$13	$7	$28

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

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $104 million and $129 million for the three months ended March 31, 2008 and 2007, respectively, and $227 million and $270 million for the six months ended March 31, 2008 and 2007. These expenditures are net of customer reimbursements of $99 million and $63 million for the three months ended March 31, 2008 and 2007, respectively, and $176 million and $113 million for the six months ended March 31, 2008 and 2007, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.	Income Taxes

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Federal, state and foreign income tax expense	$81	$59	$145	$107

Effective tax rate adjustment	—	(5)	—	—
Change in tax status of foreign subsidiary	—	(22)	—	(22)
Audit resolutions	—	(15)	—	(15)

Provision for income taxes	$81	$17	$145	$70

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2008 and 2007, the Company’s estimated annual effective income tax rate for continuing operations was 21.0%. In the three months ended March 31, 2007, the Company reduced its estimated annual effective income tax rate for continuing operations from 23.0% to 21.0%.

Change in Tax Status of Foreign Subsidiary

For the three and six months ended March 31, 2007, the tax provision decreased as a result of a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands.

The change in tax status resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of its investment. This election changed the tax status from a controlled foreign corporation (i.e., taxable entity) to a branch (i.e., flow through entity similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109.

Uncertain Tax Positions

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN 48 as of October 1, 2007.

Upon adoption, the Company increased its existing reserves for uncertain tax positions by $93 million. The increase was recorded as a cumulative effect adjustment to shareholders’ equity of $68 million and an increase to goodwill of $25 million related to business combinations in prior years. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $616 million of which $475 million, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $75 million (net of tax benefit). The Company accrued approximately $8 million of additional interest and penalties during the six months ended March 31, 2008. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense or goodwill, when applicable.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In the U.S., fiscal 2004 through fiscal 2006 are currently under exam by the Internal Revenue Service (IRS) and fiscal 1999 through fiscal 2003 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2003 — 2005
Belgium	2005 — 2006
Canada	2002 — 2003
France	2005 — 2006
Germany	2001 — 2003
Italy	2003 — 2005
Japan	2005 — 2007
Spain	2003 — 2005
Tax years covered represent updates for the activities arising during the three months ended March 31, 2008, including additional years and removal of years under tax exam. In the three months ended March 31, 2008, the Company finalized its U.S. federal tax litigation for fiscal 1997 and fiscal 1998 and, consistent with the established reserves, made a tax payment of $27 million. The associated interest has not yet been assessed. It is reasonably possible that certain other U.S. and non-U.S. tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, including the resolution of the fiscal 1999 through fiscal 2001 U.S. federal tax years. However, it is not possible to reasonably estimate the effect this may have upon the unrecognized tax benefits. There was no other significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of the statute of limitations, or from other items arising during the three and six months ended March 31, 2008. In the three months ended March 31, 2007, the Company reduced its liability by $15 million due to the resolution of certain tax audits.

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

Discontinued Operations

The Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors in 2007. This effective tax rate approximates the local statutory rate adjusted for permanent differences.

12.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106” (amounts in millions):

	U.S. Pension Plans
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Service cost	$20	$18	$40	$37
Interest cost	35	32	70	64
Expected return on plan assets	(41)	(38)	(83)	(76)
Amortization of transitional obligation	—	—	—	(1)
Amortization of net actuarial loss	1	3	3	6
Amortization of prior service cost	1	—	1	1

Net periodic benefit cost	$16	$15	$31	$31

	Non-U.S. Pension Plans
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Service cost	$9	$10	$19	$19
Interest cost	18	15	36	30
Expected return on plan assets	(16)	(14)	(33)	(27)
Amortization of net actuarial loss	2	2	4	4

Net periodic benefit cost	$13	$13	$26	$26

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Postretirement Health and Other Benefits
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Service cost	$1	$2	$2	$3
Interest cost	5	4	9	9
Amortization of net actuarial gain	(1)	—	(1)	—
Amortization of prior service cost	(2)	(2)	(4)	(3)

Net postretirement benefit expense	$3	$4	$6	$9

13.	Earnings Per Share

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

The following table reconciles the denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Weighted Average Shares Outstanding
Basic weighted average shares outstanding	592.8	590.1	593.0	588.9
Effect of dilutive securities:
Stock options	7.9	7.8	9.1	7.2

Diluted weighted average shares outstanding	600.7	597.9	602.1	596.1

Antidilutive Securities
Options to purchase common shares	1.0	—	0.8	0.3
14.	Comprehensive Income

A summary of comprehensive income is shown below (in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Net income	$289	$228	$524	$390
Realized and unrealized losses on derivatives	(1)	(3)	(52)	(21)
Foreign currency translation adjustments	324	32	448	139

Other comprehensive income	323	29	396	118

Comprehensive income	$612	$257	$920	$508

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure or commodity price exposure, primarily using foreign currency exchange contracts and commodity contracts, respectively. These instruments are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 and are recorded in the condensed consolidated statements of financial position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as unrealized gains/losses on derivatives, a component of other comprehensive income, and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates or commodity price changes.

The favorable foreign currency translation adjustments (CTA) for the six months ended March 31, 2008 were primarily due to the strengthening of the Euro and other foreign currencies against the U.S. dollar.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income account until realized. A net loss of approximately $81 million and $8 million was recorded for the three month periods ending March 31, 2008 and 2007, respectively, and a net loss of approximately $107 million and $34 million was recorded for the six month periods ended March 31, 2008 and 2007, respectively. These losses were more than offset by gains on the underlying foreign currency-denominated assets.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	Net Sales
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Building efficiency
North America systems	$563	$484	$1,075	$928
North America service	582	536	1,123	1,007
North America unitary products	153	187	315	392
Global workplace solutions	781	670	1,562	1,316
Europe	616	553	1,281	1,165
Rest of world	604	533	1,187	1,077

	3,299	2,963	6,543	5,885

Automotive experience
North America	1,699	1,825	3,518	3,561
Europe	2,551	2,347	4,952	4,455
Asia	400	369	769	745

	4,650	4,541	9,239	8,761

Power solutions	1,457	988	3,108	2,056

Total net sales	$9,406	$8,492	$18,890	$16,702

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Segment Income
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Building efficiency
North America systems	$63	$40	$112	$72
North America service	42	38	68	48
North America unitary products	(14)	6	(23)	14
Global workplace solutions	11	15	29	32
Europe	14	1	40	20
Rest of world	61	37	114	74

	177	137	340	260

Automotive experience
North America	25	(1)	35	(53)
Europe	120	120	195	200
Asia	10	2	3	9

	155	121	233	156

Power solutions	121	93	254	235

Total segment income	$453	$351	$827	$651

Net financing charges	66	69	135	138

Income from continuing operations before income taxes and minority interests	$387	$282	$692	$513

16.	Commitments and Contingencies

The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds, although the accruals do take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company has entered into supply contracts with certain vendors that include minimum volume requirements which, if not met, could subject the Company to potential liabilities. At the end of the second quarter of fiscal 2008, there were no known volume shortfalls for which the Company was contractually obligated. These supply contracts include cancellation penalties in the event that either party elects to terminate the agreement prior to its expiration. Such penalties, if incurred, could be material to the Company’s consolidated financial condition, results of operations or cash flows.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A significant portion of the Company’s sales are to customers in the automotive industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations. In addition, the downturn in the North American automotive market is likely to impact certain vendors’ financial solvency, including their ability to meet restrictive debt covenants. Such events could result in potential liabilities or additional costs to the Company, or investments by the Company, to ensure uninterrupted supply to its customers. For example, Plastech Engineered Products, Inc. (Plastech), a major supplier of certain injection molded and other molded plastic component parts to the Company and the North American automotive industry, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company and Plastech’s term lenders have proposed to establish a joint venture that would acquire the interiors and underhood business of Plastech, subject to certain activities, including approval by the Bankruptcy Court and approval by the Company’s Board of Directors.

PricewaterhouseCoopers LLP
100 E. Wisconsin Ave., Suite 1800
Milwaukee WI 53202
Telephone (414) 212 1600
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of income and the condensed consolidated statements of cash flows for the three-month and six-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 6, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to Johnson Controls, Inc. and its consolidated subsidiaries.
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “guidance” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Johnson Controls brings ingenuity to the places where people live, work and travel. By integrating technologies, products and services, the Company creates smart environments that redefine the relationships between people and their surroundings. The Company strives to create a more comfortable, safe and sustainable world through its products and services for more than 200 million vehicles, 12 million homes and one million commercial buildings. The Company provides innovative automotive interiors that help make driving more comfortable, safe and enjoyable. For buildings, it offers products and services that optimize energy use and improve comfort and security. It also provide batteries for automobiles and hybrid electric vehicles, along with related systems engineering, marketing and service expertise.
The Company’s building efficiency business is a global market leader in designing, producing, marketing and installing integrated heating, ventilating and air conditioning (HVAC) systems, building management systems, controls, security and mechanical equipment. In addition, the building efficiency business provides technical services, energy management consulting and operations of entire real estate portfolios for the non-residential buildings market. It also provides residential air conditioning and heating systems.
The Company’s automotive experience business is one of the world’s largest automotive suppliers, providing interior systems to more than 30 million vehicles annually. Its technologies extend into virtually every area of the interior including seating and overhead systems, door systems, floor consoles, instrument panels, cockpits and integrated electronics. Customers include most of the world’s major automakers.
The Company’s power solutions business is a leading global producer of lead-acid automotive batteries, serving both automotive original equipment manufacturers and the general vehicle battery aftermarket. It produces more than 120 million lead-acid batteries annually. It offers Absorbent Glass Mat (AGM), nickel-metal-hydride and lithium-ion battery technologies to power hybrid vehicles.
The following information should be read in conjunction with the September 30, 2007 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2007 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended March 31, 2008 compared to the three months ended March 31, 2007, while references to “Year-to-Date” refer to the six months ended March 31, 2008 compared to the six months ended March 31, 2007.

Summary

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(In millions)	2008	2007	Change	2008	2007	Change
Net sales	$9,406	$8,492	11%	$18,890	$16,702	13%

Income from continuing operations before income taxes and minority interests	387	282	37%	692	513	35%
Three Months:
•	The $914 million increase in consolidated net sales was primarily due to higher revenues in the power solutions segment ($390 million) mainly from pass-through pricing of higher lead costs, the favorable effects of foreign currency translation (approximately $590 million) and growth in the building efficiency business ($190 million) mainly from increased global demand for the Company’s offerings for nonresidential buildings that improve energy efficiency and reduce greenhouse gas emissions. These increases were partially offset by lower volumes in the building efficiency unitary products group ($35 million) from a decline in the U.S. residential market and lower net volumes in the North American ($125 million) and European ($95 million) automotive markets.

•	The $105 million increase in consolidated income from continuing operations before income taxes and minority interests was primarily due to higher sales volume and margin expansion in the building efficiency business ($50 million) despite higher selling, general and administrative (SG&A) expenses to support growth, cost savings measures in the automotive experience North America segment ($25 million), improved price/mix in the power solutions segment ($15 million) and the favorable effects of foreign currency translation (approximately $40 million). These increases were partially offset by unfavorable performance in the building efficiency unitary products group ($20 million) related to a decline in the U.S. residential market.
Year-to-Date:
•	The $2.2 billion increase in consolidated net sales was primarily due to pass-through pricing of higher lead costs in the power solutions segment ($900 million), higher sales volumes in the building efficiency business ($350 million) mainly from increased global demand for the Company’s offerings for nonresidential buildings and the favorable impact of foreign currency translation (approximately $1.0 billion), partially offset by lower sales in the automotive experience business ($100 million) reflecting the weaker North American automotive market.

•	The $179 million increase in consolidated income from continuing operations before income taxes and minority interests was primarily due to higher sales volume and improving gross margins through pricing and cost savings measures in the building efficiency business ($110 million) despite higher SG&A expenses to support growth, operational efficiencies in the automotive experience North America segment ($90 million) and improved price/product mix in the power solutions segment ($20 million). These increases were partially offset by unfavorable performance in the building efficiency unitary products group ($37 million) related to a decline in the U.S. residential market.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and minority interests excluding net financing charges and restructuring costs.

Building Efficiency — Net Sales

	Net Sales			Net Sales
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2008	2007	Change	2008	2007	Change
North America systems	$563	$484	16%	$1,075	$928	16%
North America service	582	536	9%	1,123	1,007	12%
North America unitary products	153	187	-18%	315	392	-20%
Global workplace solutions	781	670	17%	1,562	1,316	19%
Europe	616	553	11%	1,281	1,165	10%
Rest of world	604	533	13%	1,187	1,077	10%

	$3,299	$2,963	11%	$6,543	$5,885	11%

Three Months:
•	The increase in North America systems was primarily due to higher product and equipment commercial volumes in the construction and replacement markets.

•	The increase in North America service was primarily due to growth in the truck-based and energy performance contracting businesses ($34 million) and the impact of first quarter fiscal 2008 acquisitions ($12 million).

•	The decrease in North American unitary products was primarily due to a depressed U.S. residential market which impacted new construction and housing starts.

•	The increase in global workplace solutions primarily reflects a higher volume of global pass-through contracts ($10 million), a net increase and expansion in existing contracts ($45 million) and new business volumes ($6 million), and the favorable impact of foreign currency translation (approximately $50 million).

•	The increase in Europe reflects the favorable impact of foreign currency translation (approximately $75 million), partially offset by a reduction in systems and product volumes ($12 million).

•	The increase in rest of world is due to volume increases mainly in Latin America, Asia and the Middle East ($31 million) and the favorable impact of foreign currency translation (approximately $40 million).
Year-to-Date:
•	The increase in North America systems was primarily due to higher product and equipment commercial volumes in the construction and replacement markets.

•	The increase in North America service was primarily due to growth in the truck-based and energy performance contracting businesses ($99 million) and the impact of first quarter fiscal 2008 acquisitions ($17 million).

•	The decrease in North American unitary products was primarily due to a depressed U.S. residential market which impacted new construction and housing starts.

•	The increase in global workplace solutions primarily reflects a higher volume of global pass-through contracts ($35 million), a net increase and expansion in existing customers ($104 million) and new business volumes ($7 million), and the favorable impact of foreign currency translation (approximately $100 million).

•	The increase in Europe reflects the favorable impact of foreign currency translation (approximately $135 million), partially offset by a reduction in systems and product volumes ($19 million).

•	The increase in rest of world is due to volume increases ($50 million) in Asia, Latin America and the Middle East and the favorable impact of foreign currency translation (approximately $60 million).

Building Efficiency — Segment Income

	Segment Income			Segment Income
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2008	2007	Change	2008	2007	Change
North America systems	$63	$40	58%	$112	$72	56%
North America service	42	38	11%	68	48	42%
North America unitary products	(14)	6	*	(23)	14	*
Global workplace solutions	11	15	-27%	29	32	-9%
Europe	14	1	*	40	20	*
Rest of world	61	37	65%	114	74	54%

	$177	$137	29%	$340	$260	31%

*	Measure not meaningful.
Three Months:
•	The increases in North America systems and North America service were primarily due to higher sales volumes and operational efficiencies ($33 million), partially offset by additional SG&A expenses to support business growth initiatives ($10 million).

•	The decrease in North America unitary products was primarily due to the decline in sales volumes from a depressed U.S. residential market which impacted new construction and housing starts.

•	Despite higher sales volumes, global workplace solutions decreased slightly due to less favorable margins and mix in North America.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation (approximately $3 million) and continuing benefit from prior year restructuring plans, branch office redesign and manufacturing footprint changes ($19 million), partially offset by increased SG&A expenses to support business growth and system implementations ($9 million).

•	The increase in rest of world was primarily due to higher sales volumes and margin improvements in Latin America, Asia and the Middle East ($19 million).
Year-to-Date:
•	The increases in North America systems and North America service were primarily due to higher sales volumes and improving gross margins through pricing and operational efficiencies ($77 million), partially offset by additional SG&A expenses to support business growth initiatives ($17 million).

•	The decrease in North America unitary products was primarily due to the decline in sales volumes from a depressed U.S. residential market which impacted new construction and housing starts ($33 million), and purchase accounting adjustments related to the September 2007 equity investment in a joint venture with U.S. Airconditioning Distributors, Inc ($4 million).

•	The slight decrease in global workplace solutions was primarily due to less favorable margins and mix in North American contracts, partially offset by higher volumes ($5 million).

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation (approximately $8 million) and continuing benefit from prior year restructuring plans, branch office redesign and manufacturing footprint changes ($30 million), partially offset by increased SG&A expenses to support business growth and system implementations ($18 million).

•	The increase in rest of world was primarily due to higher sales volumes and margin improvements in Asia, Latin America and the Middle East ($38 million).

Automotive Experience — Net Sales

	Net Sales			Net Sales
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2008	2007	Change	2008	2007	Change
North America	$1,699	$1,825	-7%	$3,518	$3,561	-1%
Europe	2,551	2,347	9%	4,952	4,455	11%
Asia	400	369	8%	769	745	3%

	$4,650	$4,541	2%	$9,239	$8,761	5%

Three Months:
•	The decrease in North America was primarily due to volume reductions at Ford Motor Company, Chrysler LLC and Nissan Motor Company. The decrease in net sales of 7% was slightly better than the estimated industry’s production decrease of 8% for the quarter. A worker’s strike at a U.S. supplier to one of our major customers also unfavorably impacted net sales by $24 million in the second quarter of fiscal 2008.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation (approximately $300 million) and increased volumes at Kia Motors Corporation and Volkswagen AG, partially offset by decreased business with Daimler AG, General Motors Corporation, The Volvo Group and BMW AG.

•	The increase in Asia was primarily due to the favorable impact of foreign currency translation (approximately $27 million) and higher volumes with Nissan Motor Company in Japan.
Year-to-Date:
•	The decrease in North America was primarily due to a decline in volumes on sport utility vehicle programs with Ford Motor Company and Chrysler LLC, partially offset by higher sales volumes with Honda Motor Company.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation (approximately $540 million) and increased volumes at Kia Motors Corporation, Fiat Automobiles SpA and Volkswagen AG, partially offset by lower volumes and discontinued programs with Daimler AG and BMW AG.

•	The increase in Asia was primarily due to the favorable impact of foreign currency translation (approximately $40 million), partially offset by lower sales volumes mainly in Korea and Japan.
Automotive Experience — Segment Income

	Segment Income			Segment Income
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2008	2007	Change	2008	2007	Change
North America	$25	$(1)	*	$35	$(53)	*
Europe	120	120	0%	195	200	-3%
Asia	10	2	*	3	9	*

	$155	$121	28%	$233	$156	49%

*	Measure not meaningful.

Three Months:
•	The increase in North America was primarily due to favorable gross margins from purchasing savings ($12 million) and operational efficiencies ($39 million), partially offset by lower production volumes ($16 million) and the unfavorable impact of a worker’s strike at a U.S. supplier to one of our major customers ($8 million).

•	European segment income was consistent with the prior year primarily due the favorable impact of foreign currency translation (approximately $25 million), purchasing savings ($25 million) and favorable net engineering costs ($12 million), partially offset by the lower sales volumes ($23 million) and lower economic recoveries ($39 million).

•	The increase in Asia was primarily due to higher volumes ($4 million), operating efficiencies ($3 million), higher equity income from China joint ventures ($2 million) and the favorable impact of foreign currency translation ($2 million), partially offset by higher employee expenses to support market expansion ($4 million).
Year-to-Date:
•	The increase in North America was primarily due to pricing improvements ($12 million), favorable gross margins from purchasing savings ($19 million) and operational efficiencies ($82 million), partially offset by higher SG&A expenses ($23 million) and a worker’s strike at a U.S. supplier to one of our major customers ($8 million).

•	The decrease in Europe was primarily due to the timing of platform pricing adjustments and lower economic recoveries ($42 million), partially offset by the favorable impact of foreign currency translation ($37 million).

•	The decrease in Asia is primarily due to higher employee expenses to support market expansion ($13 million), partially offset by the favorable impact of foreign currency translation ($4 million) and higher equity income from China joint ventures ($2 million).
Power Solutions

	Three Months			Six Months
	Ended March 31,			Ended March 31,
(In millions)	2008	2007	Change	2008	2007	Change
Net sales	$1,457	$988	47%	$3,108	$2,056	51%
Segment income	121	93	30%	254	235	8%
Three Months:
•	Net sales increased primarily due to the pass-through pricing of higher lead costs ($310 million), the favorable impact of foreign currency translation (approximately $75 million) and improved price/product mix ($80 million).

•	Segment income increased primarily due to improved price/product mix ($15 million), the favorable impact of foreign currency translation ($6 million) and higher equity income from Asia joint ventures ($6 million).
Year-to-Date:
•	Net sales increased primarily due to the impact of higher lead costs on pricing ($675 million), improved price/product mix ($197 million), the favorable impact of foreign currency translation (approximately $145 million) and higher sales volumes ($25 million).
•	Segment income increased due to improved price/product mix ($30 million) and operational efficiencies ($5 million), partially offset by higher SG&A costs ($15 million) mainly to support global business growth.

Net Financing Charges

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(In millions)	2008	2007	Change	2008	2007	Change
Net financing charges	$66	$69	-4%	$135	$138	-2%
•	The decrease in net financing charges in the three and six month periods is due to lower borrowing levels compared to the prior period, as well as lower short-term interest rates.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2008	2007	2008	2007
Tax provision	$81	$17	$145	$70
Effective tax rate	21.0%	6.0%	21.0%	13.6%
Estimated annual effective tax rate	21.0%	21.0%	21.0%	21.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•	The tax provision for the three and six months ended March 31, 2007 reflects a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands. This change in tax status resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes.

•	In the second quarter of fiscal 2007, the Company reduced its income tax liability by $15 million due to the favorable resolution of certain income tax audits.

•	In the second quarter of fiscal 2007, the Company reduced its estimated annual effective income tax rate for continuing operations from 23.0% to 21.0%.

•	The Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors in fiscal 2007. This effective tax rate approximated the local statutory rate adjusted for permanent differences.
Net Income

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(In millions)	2008	2007	Change	2008	2007	Change
Income from continuing operations	$289	$262	10%	$524	$430	22%
Loss from discontinued operations	—	(4)	*	—	(10)	*
Loss on sale of discontinued operations	—	(30)	*	—	(30)	*
Net income	$289	$228	27%	$524	$390	34%

*	Measure not meaningful.
•	The increase in income from continuing operations for the three month period ended March 31, 2008 was primarily due to higher sales volume and margin expansion in the building efficiency business ($50 million) despite higher SG&A expenses to support growth, cost savings measures in the automotive experience North America segment ($25 million), improved price/product mix in the power solutions segment ($15 million) and the favorable effects of foreign currency translation (approximately $40 million). These increases were partially offset by unfavorable performance in the building efficiency unitary products group ($20 million) related to a decline in the U.S. residential market and an increase in the provision for income taxes ($64 million) related to non-recurring adjustments in the prior year.

•	The increase in income from continuing operations for the six month period ended March 31, 2008 was primarily due to higher sales volume and improving gross margins through pricing and operational efficiencies in the building efficiency business ($110 million) despite higher SG&A expenses to support growth, cost savings measures in the automotive experience North America segment ($90 million) and improved price/product mix in the power solutions segment ($20 million). These increases were partially offset by unfavorable performance in the building efficiency unitary products group ($37 million) related to a decline in the U.S. residential market and an increase in the provision for income taxes ($75 million) related to non-recurring adjustments in the prior year.

•	Discontinued operations primarily relate to the Bristol Compressor business, which was acquired as part of the December 2005 York International Corporation acquisition and was sold in March 2007 resulting in an after tax loss of $27 million. Additionally, the Company settled a claim in the prior year related to the February 2005 sale of the engine electronics business that resulted in an after tax loss of $3 million.
Outlook
On April 16, 2008, the Company announced an increase in its previously issued fiscal 2008 guidance for net sales of approximately $38 billion to approximately $39 billion, an increase of 13% from prior year net sales, and reaffirmed its previously issued guidance that diluted earnings per share from continuing operations will increase 18% to approximately $2.45 to $2.50 per share.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At March 31, 2008, the unearned backlog was $4.5 billion, compared to $3.9 billion at March 31, 2007, a 15% increase.
Financial Condition
Working Capital

	March 31,	September 30,		March 31,
(In millions)	2008	2007	Change	2007	Change
Working capital	$1,880	$1,441	30%	$1,551	21%

Accounts receivable	6,451	6,600	-2%	5,933	9%
Inventories	2,209	1,968	12%	1,847	20%
Accounts payable	5,238	5,365	-2%	4,555	15%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The increase in working capital at March 31, 2008 as compared to September 30, 2007 is primarily due to the net impact of strengthening foreign currencies against the U.S. dollar, higher inventories resulting mainly from higher lead costs and some seasonality in the building efficiency business and lower accounts payable from timing of payments, partially offset by lower accounts receivable from improved collections and seasonality. Compared to March 31, 2007, the increase is primarily due to higher accounts receivable from increased sales and higher inventories from the impact of higher lead costs, partially offset by higher accounts payable from the higher cost of inventories.

•	The Company’s days sales in accounts receivable for the three months ended March 31, 2008 were 57, slightly lower than 58 in the comparable period ended September 30, 2007 and higher than 55 for the comparable period ended March 31, 2007. There has been no significant deterioration in the credit quality of the Company’s receivables or changes in revenue recognition policies. The decrease in accounts receivable compared to September 30, 2007 is due to the seasonality of net sales between the two periods, as well as the timing of unbilled revenues on long-term contracts. The increase in accounts receivable compared to March 31, 2007 is consistent with higher sales volume.

•	The Company’s inventory turns for the three months ended March 31, 2008 were lower than those for the period ended September 30, 2007 mainly due to seasonality and higher inventory levels in the building efficiency business from slower moving inventory because of the decline in the residential housing market. Inventory turns were higher compared to March 31, 2007 due to improvements in inventory management.

•	Days payable at March 31, 2008 decreased to 67 days from 71 days at September 30, 2007 and increased from 63 days at March 31, 2007 mainly due to the timing of payments.
Cash Flows

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2008	2007	2008	2007
Net cash provided by operating activities	$298	$455	$476	$607
Net cash used by investing activities	242	165	488	443
Net cash used by financing activities	230	370	429	285
Capital expenditures	174	211	361	441
•	The decrease in net cash provided by operating activities in the three months ended March 31, 2008 was primarily due to timing differences in accounts payable and accrued liabilities, partially offset by higher accounts receivable due to the timing of unbilled revenues on long-term contracts and higher net income. For the six months ended March 31, 2008, the decrease in net cash provided by operating activities was due to higher inventory and lower accounts payable as compared to the prior fiscal year end, partially offset by higher net income and lower accounts receivable as compared to the prior fiscal year end.

•	The increase in net cash used in investing activities for the three and six months ended March 31, 2008 was due to the acquisitions of businesses in fiscal 2008 and impact of the settlement of cross-currency interest rate swaps, partially offset by lower capital expenditures.

•	The decrease in net cash used by financing activities for the three months ended March 31, 2008 was primarily the result of a slight decrease in debt repayments and the timing of dividend payments. For the six months ended March 31, 2008, the increase was due to higher debt repayments.

•	The majority of the capital spending for property, plant and equipment in the three and six months ended March 31, 2008 was for investments within the automotive experience business.
Long-Lived Assets
The Company has certain subsidiaries, mainly located in Germany, Italy, the Netherlands, United Kingdom and the United States, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries in accordance with SFAS No. 109. SFAS No. 109 requires the Company to record a valuation allowance for each legal entity or consolidated group when realization is not likely and evaluate both positive and negative historical evidences as well as expected future events.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s long-lived asset impairment analyses indicate that assets are not impaired based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At March 31, 2008, the Company has concluded that it does not have any material assets whose recovery is at risk.
Capitalization

	March 31	September 30,		March 31,
(In millions)	2008	2007	Change	2007	Change
Short-term debt	$574	$264	117%	$361	59%
Long-term debt	3,744	4,154	-10%	4,260	-12%
Shareholders’ equity	9,595	8,907	8%	7,815	23%

Total capitalization	$13,913	$13,325	4%	$12,436	12%

Total debt as a % of total capitalization	31.0%	33.2%		37.2%

•	In December 2007, the Company entered into a 25 billion yen ($220 million), three year, floating rate loan agreement. The agreement gave the Company the right to borrow the loan proceeds through January 15, 2008. The Company borrowed the 25 billion yen on January 15, 2008.

•	On January 17, 2008 and February 1, 2008, the Company retired $500 million and $175 million, respectively, in floating rate notes and fixed rate bonds at maturity. The Company used a combination of cash, commercial paper and the new three year, floating rate yen loan to repay the notes.

•	In December 2006, the Company entered into a five-year, $2.0 billion revolving credit facility which expires in December 2011. This facility replaced a five-year $1.6 billion revolving credit facility that would have expired in October 2010 and serves as the commercial paper backup facility. There were no draws on the committed credit line during the three months ended March 31, 2008.

•	In December 2006, the Company entered into a 12 billion yen ($104 million), three year, floating rate loan. The net proceeds of the bank loan were used to repay unsecured commercial paper obligations.

•	In November 2006, the Company issued commercial paper to repay a $350 million note that matured.

•	The Company also selectively makes use of short-term money market loans in both U.S. dollars and Euros. The Company estimates that, as of March 31, 2008, it could borrow up to $1 billion at its current debt ratings in money market loans.

•	The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. None of the Company’s debt agreements requires accelerated repayment in the event of a decrease in credit ratings. Currently, the Company believes it has ample liquidity and full access to the capital markets to support business growth and future acquisitions. The Company believes its capital resources and liquidity position at March 31, 2008 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in fiscal 2008 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.
New Accounting Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). The Company is assessing the potential impact that the adoption of SFAS No. 161 will have on its consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). This standard, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2008, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, liabilities potentially arise globally under various Environmental Laws and Worker Safety Laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.
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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended March 31, 2008. There were no purchases by Citibank in the three or six months ended March 31, 2008.
The following table presents information regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended March 31, 2008.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet be
	of Shares	Average Price	Part of the Publicly	Purchased under the
Period	Purchased	Paid per Share	Announced Program	Programs

1/1/08 – 1/31/08
Purchases by Company (1)	423,089	$33.40	279,600	$107,300,792
2/1/08 – 2/29/08
Purchases by Company (1)	—	—	—	$107,300,792
3/1/08 – 3/31/08
Purchases by Company (1)	307,000	$32.27	307,000	$102,394,713

1/1/08 – 1/31/08
Purchases by Citibank (2)	—	—	—	$48,382,000
2/1/08 – 2/29/08
Purchases by Citibank (2)	—	—	—	$58,702,000
3/1/08 – 3/31/08
Purchases by Citibank (2)	—	—	—	$54,660,000

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.

(2)	Citibank may purchase shares of the Company’s stock up to an amount equal to $200 million. The approximate dollar value of shares that may yet be purchased under the Citibank program fluctuates based on the market value of the Company’s stock and/or sales by Citibank of the Company’s stock.
ITEM 6. EXHIBITS
     Reference is made to the separate exhibit index contained on page 36 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: May 6, 2008	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description
15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 6, 2008, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.