Form 10-Q
period 2008-06-30
JOHNSON CONTROLS INC
filed 2008-08-08
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2008

Common Stock: $0.01 7/18 par value per share	593,773,517

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	June 30,	September 30,	June 30,
	2008	2007	2007
Assets

Cash and cash equivalents	$256	$674	$189
Accounts receivable — net	6,647	6,600	6,352
Inventories	2,292	1,968	1,968
Other current assets	1,898	1,630	1,638

Current assets	11,093	10,872	10,147

Property, plant and equipment — net	4,385	4,208	4,071
Goodwill	6,425	6,131	6,065
Other intangible assets — net	779	773	787
Investments in partially-owned affiliates	859	795	609
Other noncurrent assets	1,702	1,326	1,600

Total assets	$25,243	$24,105	$23,279

Liabilities and Shareholders’ Equity

Short-term debt	$641	$264	$462
Current portion of long-term debt	241	899	898
Accounts payable	5,179	5,365	4,760
Accrued compensation and benefits	1,036	978	924
Accrued income taxes	207	97	106
Other current liabilities	2,432	2,317	2,231

Current liabilities	9,736	9,920	9,381

Commitments and contingencies (Note 16)

Long-term debt	3,247	3,255	3,257
Postretirement health and other benefits	263	256	321
Minority interests in equity of subsidiaries	156	128	132
Other noncurrent liabilities	1,845	1,639	1,879
Shareholders’ equity	9,996	8,907	8,309

Total liabilities and shareholders’ equity	$25,243	$24,105	$23,279

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net sales
Products and systems*	$7,969	$7,199	$23,271	$20,743
Services*	1,896	1,712	5,484	4,870

	9,865	8,911	28,755	25,613

Cost of sales
Products and systems	6,869	6,161	20,226	18,043
Services	1,511	1,366	4,427	3,919

	8,380	7,527	24,653	21,962

Gross profit	1,485	1,384	4,102	3,651

Selling, general and administrative expenses	(877)	(831)	(2,715)	(2,495)
Net financing charges	(69)	(71)	(204)	(209)
Equity income	37	20	85	68

Income from continuing operations before income taxes and minority interests	576	502	1,268	1,015

Provision for income taxes	121	106	266	176
Minority interests in net earnings of subsidiaries	16	—	39	13

Income from continuing operations	439	396	963	826

Loss from discontinued operations, net of income taxes	—	—	—	(10)

Loss on sale of discontinued operations, net of income taxes	—	—	—	(30)

Net income	$439	$396	$963	$786

Earnings per share from continuing operations
Basic	$0.74	$0.67	$1.62	$1.40

Diluted	$0.73	$0.66	$1.60	$1.38

Earnings per share
Basic	$0.74	$0.67	$1.62	$1.33

Diluted	$0.73	$0.66	$1.60	$1.32

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and facility management services.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Operating Activities
Net income	$439	$396	$963	$786

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	187	182	553	532
Amortization of intangibles	9	12	28	36
Equity in earnings of partially-owned affiliates, net of dividends received	10	8	10	(24)
Minority interests in net earnings of subsidiaries	16	—	39	13
Deferred income taxes	(53)	3	(73)	(46)
Loss on sale of discontinued operations	—	—	—	30
Equity-based compensation	10	11	43	36
Other	18	5	37	26
Changes in working capital, excluding acquisitions and divestitures of businesses
Accounts receivable	(169)	(351)	260	(479)
Inventories	(57)	(102)	(207)	(192)
Other current assets	(156)	(166)	(117)	(123)
Restructuring reserves	(10)	(60)	(42)	(123)
Accounts payable and accrued liabilities	209	272	(551)	393
Accrued income taxes	99	30	85	(18)

Cash provided by operating activities	552	240	1,028	847

Investing Activities
Capital expenditures	(190)	(141)	(551)	(582)
Sale of property, plant and equipment	10	28	42	45
Acquisition of businesses, net of cash acquired	(4)	(17)	(73)	(17)
Business divestitures	—	—	—	35
Recoverable customer engineering expenditures	(32)	—	(17)	—
Settlement of cross-currency interest rate swaps	(62)	(64)	(155)	(121)
Changes in long-term investments	(10)	—	(22)	3

Cash used by investing activities	(288)	(194)	(776)	(637)

Financing Activities
Increase (decrease) in short-term debt — net	66	96	349	164
Increase in long-term debt	7	4	240	109
Repayment of long-term debt	(215)	(103)	(927)	(485)
Payment of cash dividends	(77)	(65)	(220)	(195)
Stock repurchases	—	(3)	(73)	(26)
Other	(22)	42	(39)	119

Cash used by financing activities	(241)	(29)	(670)	(314)

Increase (decrease) in cash and cash equivalents	$23	$17	$(418)	$(104)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)
1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the Company) Annual Report on Form 10-K for the year ended September 30, 2007. The results of operations for the three and nine month periods ended June 30, 2008 are not necessarily indicative of results for the Company’s 2008 fiscal year because of seasonal and other factors.

Certain prior period amounts have been revised to conform to the current year’s presentation. Prior year net sales and cost of sales amounts between Products and systems and Services have been reclassified.

2.	New Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). The Company is assessing the potential impact that the adoption of SFAS No. 161 will have on its consolidated financial condition and results of operations.

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

In fiscal 2008, the Company completed four acquisitions for a combined purchase price of $80 million, of which $73 million was paid in the nine months ended June 30, 2008. None of these acquisitions were material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $55 million.

In September 2007, the Company recorded a $200 million equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc., a California based, privately-owned heating, ventilating and air conditioning (HVAC) distributor serving five western U.S. states, in order to enhance the distribution of residential and light-commercial products in that geography. This investment is accounted for under the equity method as the Company does not have a controlling interest, but does have significant influence.

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

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable — net related to these contracts were $637 million, $633 million and $596 million at June 30, 2008, September 30, 2007, and

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
June 30, 2007, respectively. Amounts included within other current liabilities were $615 million, $538 million and $521 million at June 30, 2008, September 30, 2007, and June 30, 2007, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

	June 30,	September 30,	June 30,
	2008	2007	2007
Raw materials and supplies	$929	$774	$751
Work-in-process	359	329	317
Finished goods	1,066	930	952

FIFO inventories	2,354	2,033	2,020
LIFO reserve	(62)	(65)	(52)

Inventories	$2,292	$1,968	$1,968

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the three month period ended September 30, 2007 and the nine month period ended June 30, 2008 were as follows (in millions):

			Currency
	June 30,	Business	Translation	September 30,
	2007	Acquisitions	and Other	2007
Building efficiency
North America systems	$500	$—	$(3)	$497
North America service	626	—	(4)	622
North America unitary products	484	—	(3)	481
Global workplace solutions	178	6	(3)	181
Europe	378	—	14	392
Rest of world	517	1	10	528
Automotive experience
North America	1,181	—	(4)	1,177
Europe	1,136	2	29	1,167
Asia	188	—	17	205
Power solutions	877	—	4	881

Total	$6,065	$9	$57	$6,131

			Currency
	September 30,	Business	Translation	June 30,
	2007	Acquisitions	and Other	2008
Building efficiency
North America systems	$497	$14	$1	$512
North America service	622	41	—	663
North America unitary products	481	—	—	481
Global workplace solutions	181	—	—	181
Europe	392	—	24	416
Rest of world	528	—	65	593
Automotive experience
North America	1,177	—	—	1,177
Europe	1,167	—	108	1,275
Asia	205	—	—	205
Power solutions	881	—	41	922

Total	$6,131	$55	$239	$6,425

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	June 30, 2008			September 30, 2007				June 30, 2007
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$309	$(167)	$142	$315	$(147)	$168	$305	$(138)	$167
Unpatented technology	26	(11)	15	21	(8)	13	33	(12)	21
Customer relationships	342	(39)	303	306	(24)	282	318	(24)	294
Miscellaneous	35	(13)	22	47	(32)	15	29	(25)	4

Total amortized intangible assets	712	(230)	482	689	(211)	478	685	(199)	486
Unamortized intangible assets
Trademarks	297	—	297	295	—	295	295	—	295
Pension asset	—	—	—	—	—	—	6	—	6

Total unamortized intangible assets	297	—	297	295	—	295	301	—	301

Total intangible assets	$1,009	$(230)	$779	$984	$(211)	$773	$986	$(199)	$787

Amortization of other intangible assets for the nine month periods ended June 30, 2008 and 2007 was $28 million and $36 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $36 million per year over the next five years.

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

The change in the carrying amount of the Company’s total product warranty liability for the nine months ended June 30, 2008 and 2007 was as follows (in millions):

	2008	2007
Balance as of September 30	$186	$189
Accruals for warranties issued during the period	121	85
Accruals from acquisitions	—	5
Accruals related to pre-existing warranties (including changes in estimates)	3	6
Settlements made (in cash or in kind) during the period	(108)	(101)
Currency translation	6	4

Balance as of June 30	$208	$188

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9.	Restructuring Costs

As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal 2006 and recorded a $197 million restructuring charge in that quarter. During the fourth quarter of fiscal 2006, the Company increased its 2006 Plan restructuring charge by $8 million for additional employee severance and termination benefits. The 2006 Plan, which primarily includes workforce reductions and plant consolidations in the automotive experience and building efficiency businesses, is expected to be substantially completed by the end of calendar 2008. The automotive experience business related restructuring focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business primarily related to Europe where the Company has launched a systems redesign initiative.

The 2006 Plan included workforce reductions of approximately 5,000 employees (2,500 for automotive experience — North America, 1,400 for automotive experience — Europe, 200 for building efficiency — North America, 600 for building efficiency — Europe, 280 for building efficiency — rest of world and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2008, approximately 4,700 employees have been separated from the Company pursuant to the 2006 Plan. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience — North America, 3 in automotive experience — Europe, 1 in building efficiency — Europe and 1 in building efficiency — rest of world). As of June 30, 2008, 14 of the 15 plants have been closed. The restructuring charge for the impairment of the long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.

The following table summarizes the changes in the Company’s 2006 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2007	$38	$6	$1	$45
Utilized — Cash	(5)	(4)	—	(9)

Balance at December 31, 2007	33	2	1	36
Utilized — Cash	(12)	—	—	(12)

Balance at March 31, 2008	21	2	1	24
Utilized — Cash	(3)	(2)	—	(5)

Balance at June 30, 2008	$18	$—	$1	$19

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the second quarter of fiscal 2008, due primarily to a need for increased manufacturing capacity and changes in the global footprint, the Company reversed its decision to close the two plants originally included in the York restructuring plan. In addition, due to voluntary employee turnover and the decision not to close the two York manufacturing plants, the number of total workforce reductions decreased from 3,150 to 2,800. As such, severance costs will be lower than the original liability recognized. In accordance with EITF 95-3, the excess reserves of $21 million were reversed to goodwill during the second quarter of fiscal 2008. The Company anticipates that substantially all of the non-contractual restructuring actions under the York restructuring plan will be completed in calendar 2008.

As of June 30, 2008, approximately 2,200 employees have been separated from the Company pursuant to the York restructuring plan, including 295 for North America systems, 50 for North America unitary products, 1,110 for Europe and 745 for rest of world.

The following table summarizes the changes in the Company’s York restructuring reserves, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2007	$23	$30	$3	$56
Utilized — Cash	(3)	(2)	—	(5)
Reclassification	9	(9)	—	—

Balance at December 31, 2007	29	19	3	51
Utilized — Cash	(4)	(2)	—	(6)
Noncash adjustments	(17)	(4)	4	(17)

Balance at March 31, 2008	8	13	7	28
Utilized — Cash	(2)	(1)	(2)	(5)

Balance at June 30, 2008	$6	$12	$5	$23

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

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $95 million and $121 million for the three months ended June 30, 2008 and 2007, respectively, and $322 million and $390 million for the nine months ended June 30, 2008 and 2007, respectively. These expenditures are net of customer reimbursements of $106 million and $70 million for the three months ended June 30, 2008 and 2007, respectively, and $282 million and $183 million for the nine months ended June 30, 2008 and 2007, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.	Income Taxes

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Federal, state and foreign income tax expense	$121	$106	$266	$213

Change in tax status of foreign subsidiary	—	—	—	(22)
Audit resolutions	—	—	—	(15)

Provision for income taxes	$121	$106	$266	$176

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2008 and 2007, the Company’s estimated annual effective income tax rate for continuing operations was 21.0%.

Change in Tax Status of Foreign Subsidiary

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

Upon adoption, the Company increased its existing reserves for uncertain tax positions by $93 million. The increase was recorded as a cumulative effect adjustment to shareholders’ equity of $68 million and an increase to goodwill of $25 million related to business combinations in prior years. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $616 million of which $475 million, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $75 million (net of tax benefit). The Company accrued approximately $11 million of additional interest and penalties during the nine months ended June 30, 2008. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense or goodwill, when applicable.

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
In the U.S., the Company’s tax returns for fiscal 2004 through fiscal 2006 are currently under exam by the Internal Revenue Service (IRS) and the Company’s tax returns for fiscal 1999 through fiscal 2003 are currently under IRS Appeals. Additionally, the Company’s tax returns are currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2003 - 2005
Belgium	2005 - 2006
Canada	2002 - 2003
France	2005 - 2006
Germany	2001 - 2003
Italy	2003 - 2005
Japan	2005 - 2007
Spain	2003 - 2005
In the nine months ended June 30, 2008, the Company finalized its U.S. federal tax litigation for fiscal 1997 and fiscal 1998 and, consistent with the established reserves, made a tax payment of $27 million. The associated interest has not yet been assessed. It is reasonably possible that certain other U.S. and non-U.S. tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, including the resolution of the fiscal 1999 through fiscal 2003 U.S. federal tax years. However, it is not possible to reasonably estimate the effect this may have upon the unrecognized tax benefits. There was no other significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of the statute of limitations, or from other items arising during the nine months ended June 30, 2008. In March 2007, the Company reduced its liability by $15 million due to the resolution of certain tax audits.

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

Discontinued Operations

The Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors and 35% for its engine electronics business in fiscal 2007. This effective tax rate approximates the local statutory rate adjusted for permanent differences.

12.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106” (amounts in millions):

	U.S. Pension Plans
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Service cost	$20	$19	$60	$56
Interest cost	35	33	105	97
Expected return on plan assets	(41)	(38)	(124)	(114)
Amortization of transitional obligation	—	—	—	(1)

Amortization of net actuarial loss	1	2	4	8
Amortization of prior service cost	—	—	1	1

Net periodic benefit cost	$15	$16	$46	$47

	Non-U.S. Pension Plans
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Service cost	$10	$9	$29	$28
Interest cost	20	16	56	46
Expected return on plan assets	(17)	(14)	(50)	(41)
Amortization of net actuarial loss	1	2	5	6

Net periodic benefit cost	$14	$13	$40	$39

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Postretirement Health and Other Benefits
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Service cost	$2	$1	$4	$4
Interest cost	4	5	13	14
Amortization of net actuarial gain	(1)	—	(2)	—
Amortization of prior service cost	(1)	(1)	(5)	(4)

Net postretirement benefit expense	$4	$5	$10	$14

13.	Earnings Per Share

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

The following table reconciles the denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Weighted Average Shares Outstanding
Basic weighted average shares outstanding	592.9	591.9	593.0	589.8
Effect of dilutive securities:
Stock options	8.0	9.3	8.7	8.1

Diluted weighted average shares outstanding	600.9	601.2	601.7	597.9

Antidilutive Securities
Options to purchase common shares	0.9	—	0.9	0.3
14.	Comprehensive Income

A summary of comprehensive income is shown below (in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$439	$396	$963	$786
Realized and unrealized gains (losses) on derivatives	(49)	41	(101)	20
Foreign currency translation adjustments	70	65	518	204

Other comprehensive income	21	106	417	224

Comprehensive income	$460	$502	$1,380	$1,010

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

The favorable foreign currency translation adjustments (CTA) for the nine months ended June 30, 2008 were primarily due to the strengthening of the Euro and other foreign currencies against the U.S. dollar.

The Company has foreign currency-denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income account until realized. A net loss of approximately $43 million and $3 million associated with hedges of net investments in non-U.S. operations was recorded in the accumulated other comprehensive income account for the periods ended June 30, 2008 and 2007, respectively.

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

	Net Sales
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Building efficiency
North America systems	$605	$519	$1,680	$1,447
North America service	626	590	1,749	1,597
North America unitary products	235	283	550	675
Global workplace solutions	785	657	2,347	1,973
Europe	716	578	1,997	1,743
Rest of world	710	620	1,897	1,697

	3,677	3,247	10,220	9,132

Automotive experience
North America	1,681	1,988	5,199	5,549
Europe	2,705	2,312	7,657	6,767
Asia	402	335	1,171	1,080

	4,788	4,635	14,027	13,396

Power solutions	1,400	1,029	4,508	3,085

Total net sales	$9,865	$8,911	$28,755	$25,613

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Segment Income
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Building efficiency
North America systems	$80	$63	$192	$135
North America service	76	69	144	117
North America unitary products	3	28	(20)	42
Global workplace solutions	16	17	45	49
Europe	38	33	78	53
Rest of world	88	64	202	138

	301	274	641	534

Automotive experience
North America	47	52	82	(1)
Europe	139	139	334	339
Asia	13	(11)	16	(2)

	199	180	432	336

Power solutions	145	119	399	354

Total segment income	$645	$573	$1,472	$1,224

Net financing charges	69	71	204	209

Income from continuing operations before income taxes and minority interests	$576	$502	$1,268	$1,015

16.	Commitments and Contingencies

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

A significant portion of the Company’s sales are to customers in the automotive industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations. In addition, the downturn in the North American automotive market is likely to impact certain vendors’ financial solvency, including their ability to meet restrictive debt covenants. Such events could result in potential liabilities or additional costs, including impairment charges, to the Company, or investments by the Company, to ensure uninterrupted supply to its customers.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
17.	Subsequent Event

On July 1, 2008, the Company announced the acquisition of the interior product assets of Plastech Engineered Products, Inc. (Plastech), which filed for bankruptcy in February 2008. The Company owns 70% of the new entity with certain Plastech term lenders holding the minority portion. The Company contributed $135 million of cash and five injection molding plants to the new entity. The Company is the largest customer of the new entity. The entity’s annual sales are expected to total $1.2 billion, of which $500 million to $600 million will be incremental to the Company.

PricewaterhouseCoopers LLP
100 E. Wisconsin Ave., Suite 1800
Milwaukee WI 53202
Telephone (414) 212 1600
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income and the condensed consolidated statements of cash flows for the three-month and nine-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to Johnson Controls, Inc. and its consolidated subsidiaries.
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “guidance” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (Refer to Part I, Item IA of this Quarterly Report on Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
The following information should be read in conjunction with the September 30, 2007 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations, included in the Company’s 2007 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended June 30, 2008 compared to the three months ended June 30, 2007, while references to “Year-to-Date” refer to the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.

Summary

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2008	2007	Change	2008	2007	Change
Net sales	$9,865	$8,911	11%	$28,755	$25,613	12%

Income from continuing operations before income taxes and minority interests	576	502	15%	1,268	1,015	25%
Three Months:
•	The $954 million increase in consolidated net sales was primarily due to the favorable effects of foreign currency translation ($639 million), higher revenues in the power solutions segment ($297 million) mainly from pass-through pricing of higher lead costs and growth in the building efficiency business ($263 million) mainly from increased global demand for the Company’s offerings for nonresidential buildings that improve energy efficiency and reduce greenhouse gas emissions. These increases were partially offset by lower volumes in the North America unitary products group ($48 million) from a decline in the U.S. residential housing market and lower net volumes in the North American automotive markets ($197 million), which is consistent with the decline in North American industry production volumes.

•	The $74 million increase in consolidated income from continuing operations before income taxes and minority interests was primarily due to the favorable effects of foreign currency translation ($50 million), higher sales volume and margin expansion in the building efficiency business ($41 million) due to process and manufacturing improvements and higher volumes and improved performance mainly in Europe and Asia in the power solutions segment ($20 million). These increases were partially offset by lower North America volumes in automotive experience ($12 million) and lower revenues in the North America unitary products group ($25 million) related to a decline in the U.S. residential housing market.
Year-to-Date:
•	The $3.1 billion increase in consolidated net sales was primarily due to the favorable impact of foreign currency translation ($1.6 billion), pass-through pricing of higher lead costs in the power solutions segment ($1.2 billion) and higher sales volumes in the building efficiency business ($613 million) mainly from increased global demand for the Company’s offerings for nonresidential buildings, partially offset by lower sales in the automotive experience business ($297 million) reflecting the weaker North American automotive market.

•	The $253 million increase in consolidated income from continuing operations before income taxes and minority interests was primarily due to higher sales volume and improving gross margins through pricing and cost savings measures in the building efficiency business ($146 million) despite higher SG&A expenses to support growth, operational efficiencies in the automotive experience North America segment ($75 million) despite lower volumes, higher volumes and improved price/product mix in the power solutions segment ($35 million) and the favorable impact of foreign currency translation ($109 million). These increases were partially offset by lower revenues in the North America unitary products group ($65 million) related to a decline in the U.S. residential housing market, the timing of platform pricing adjustments and lower economic recoveries of material costs in automotive experience Europe ($17 million) and higher SG&A costs in automotive experience Asia and power solutions mainly to support growth ($30 million).
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and minority interests excluding net financing charges and restructuring costs.

Building Efficiency — Net Sales

	Net Sales			Net Sales
	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change
North America systems	$605	$519	17%	$1,680	$1,447	16%
North America service	626	590	6%	1,749	1,597	10%
North America unitary products	235	283	-17%	550	675	-19%
Global workplace solutions	785	657	19%	2,347	1,973	19%
Europe	716	578	24%	1,997	1,743	15%
Rest of world	710	620	15%	1,897	1,697	12%

	$3,677	$3,247	13%	$10,220	$9,132	12%

Three Months:
•	The increase in North America systems was primarily due to higher product and equipment commercial volumes in the construction and replacement markets.

•	The increase in North America service was primarily due to growth in the truck-based and energy performance contracting businesses ($20 million) and the impact of first quarter fiscal 2008 acquisitions ($16 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market which has and continues to impact the need for HVAC equipment in new construction housing starts.

•	The increase in global workplace solutions primarily reflects a higher volume of global pass-through contracts ($10 million), a net increase in services to existing customers ($52 million), new business ($18 million) and the favorable impact of foreign currency translation ($48 million).

•	The increase in Europe reflects the favorable impact of foreign currency translation ($104 million) and higher systems, equipment and product volumes ($34 million).

•	The increase in rest of world is due to volume increases mainly in Latin America, Asia and the Middle East ($37 million) and the favorable impact of foreign currency translation ($53 million).
Year-to-Date:
•	The increase in North America systems was primarily due to higher product and equipment commercial volumes in the construction and replacement markets.

•	The increase in North America service was primarily due to growth in the truck-based and energy performance contracting businesses ($119 million) and the impact of first quarter fiscal 2008 acquisitions ($33 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market which has and continues to impact the need for HVAC equipment in new construction housing starts.

•	The increase in global workplace solutions primarily reflects a higher volume of global pass-through contracts ($45 million), a net increase in services to existing customers ($156 million), new business ($25 million) and the favorable impact of foreign currency translation ($148 million).

•	The increase in Europe reflects the favorable impact of foreign currency translation ($239 million) and higher service, systems and product volumes ($15 million).

•	The increase in rest of world is due to volume increases ($87 million) in Asia, Latin America and the Middle East and the favorable impact of foreign currency translation ($113 million).

Building Efficiency — Segment Income

	Segment Income			Segment Income
	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change
North America systems	$80	$63	27%	$192	$135	42%
North America service	76	69	10%	144	117	23%
North America unitary products	3	28	-89%	(20)	42	*
Global workplace solutions	16	17	-6%	45	49	-8%
Europe	38	33	15%	78	53	47%
Rest of world	88	64	38%	202	138	46%

	$301	$274	10%	$641	$534	20%

*	Measure not meaningful.
Three Months:
•	The increases in North America systems and North America service were primarily due to higher margins due to process and manufacturing improvements ($35 million), partially offset by additional SG&A expenses to support business growth initiatives ($5 million) and a nonrecurring contract benefit received in the prior year ($6 million).

•	The decrease in North America unitary products was primarily due to the decline in sales volumes.

•	Despite higher sales volumes, global workplace solutions decreased slightly due to less favorable margins and mix in North America.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation ($6 million) and continuing benefit from prior year restructuring plans, branch office redesign and manufacturing footprint changes ($14 million), partially offset by increased SG&A expenses to support business growth and system implementations ($15 million).

•	The increase in rest of world was primarily due to higher sales volumes and margin improvements in Latin America, Asia and the Middle East ($18 million) and the favorable impact of foreign currency translation ($6 million).
Year-to-Date:
•	The increases in North America systems and North America service were primarily due to higher sales volumes and improving gross margins through pricing and operational efficiencies ($112 million), partially offset by additional SG&A expenses to support business growth initiatives ($22 million) and a nonrecurring contract benefit received in the prior year ($6 million).

•	The decrease in North America unitary products was primarily due to the decline in sales volumes ($59 million) and purchase accounting adjustments related to the September 2007 equity investment in a joint venture with U.S. Airconditioning Distributors, Inc ($3 million).

•	The slight decrease in global workplace solutions was primarily due to less favorable margins and mix in North American contracts.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation ($14 million) and continuing benefit from prior year restructuring plans, branch office redesign and manufacturing footprint changes ($44 million), partially offset by increased SG&A expenses to support business growth and system implementations ($33 million).

•	The increase in rest of world was primarily due to higher sales volumes and margin improvements in Asia, Latin America and the Middle East ($56 million) and the favorable impact of foreign currency translation ($8 million).

Automotive Experience — Net Sales

	Net Sales			Net Sales
	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change
North America	$1,681	$1,988	-15%	$5,199	$5,549	-6%
Europe	2,705	2,312	17%	7,657	6,767	13%
Asia	402	335	20%	1,171	1,080	8%

	$4,788	$4,635	3%	$14,027	$13,396	5%

Three Months:
•	The decrease in North America was primarily due to volume reductions with Ford Motor Company, General Motors Corporation and Chrysler LLP (the Detroit 3) and Toyota Motor Corporation. The decrease in net sales of 15% was consistent with the North American industry’s production decrease for the quarter. A strike at a U.S. supplier to one of our major customers also unfavorably impacted net sales by $79 million in the third quarter of fiscal 2008.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation ($338 million) and increased volumes at General Motors Corporation, Fiat Automobiles SpA and The Volvo Group.

•	The increase in Asia was primarily due to the favorable impact of foreign currency translation ($12 million) and higher volumes with Nissan Motor Company in Japan and joint ventures in China.
Year-to-Date:
•	The decrease in North America was primarily due to volume reductions with the Detroit 3 and Toyota Motor Corporation. Additionally, a strike at a U.S. supplier to one of our major customers had an unfavorable impact on net sales of $103 million.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation ($878 million) and increased volumes at Kia Motors Corporation and Fiat Automobiles SpA, partially offset by decreased business with Daimler AG and BMW AG.

•	The increase in Asia was primarily due to the favorable impact of foreign currency translation ($52 million) and higher volumes with Nissan Motor Company in Japan, partially offset by lower sales volumes mainly in Korea.
Automotive Experience — Segment Income

	Segment Income			Segment Income
	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change
North America	$47	$52	-10%	$82	$(1)	*
Europe	139	139	0%	334	339	-1%
Asia	13	(11)	*	16	(2)	*

	$199	$180	11%	$432	$336	29%

*	Measure not meaningful.

Three Months:
•	The decrease in North America was primarily due to lower production volumes ($45 million) and the unfavorable impact of a strike at a U.S. supplier to one of our major customers ($23 million), partially offset by favorable gross margins from purchasing savings ($21 million), favorable net engineering costs ($17 million) and operational efficiencies ($22 million).

•	European segment income was consistent with the prior year primarily due the favorable impact of foreign currency translation ($29 million), purchasing savings ($30 million) and favorable net engineering costs ($10 million), partially offset by price reductions to our customers ($59 million) and the cost of downsizing a facility due to changes in a customer’s production plan ($10 million).

•	The increase in Asia was primarily due to higher volumes ($7 million), operating efficiencies ($12 million), higher equity income from China joint ventures ($7 million) and the favorable impact of foreign currency translation ($2 million), partially offset by higher employee expenses to support market expansion ($5 million).
Year-to-Date:
•	The increase in North America was primarily due to pricing improvements ($12 million), favorable gross margins from purchasing savings ($39 million) and operational efficiencies ($104 million), partially offset by lower production volumes ($45 million) and a strike at a U.S. supplier to one of our major customers ($31 million).

•	The decrease in Europe was primarily due to the timing of platform pricing adjustments and lower economic recoveries of material cost increases ($131 million) and lower sales volumes ($23 million), partially offset by the favorable impact of foreign currency translation ($66 million) and purchasing savings ($83 million).

•	The increase in Asia is primarily due to higher volumes ($7 million), the favorable impact of foreign currency translation ($6 million), operational efficiencies ($14 million) and higher equity income from China joint ventures ($9 million), partially offset by higher employee expenses to support market expansion ($18 million).
Power Solutions

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change
Net sales	$1,400	$1,029	36%	$4,508	$3,085	46%
Segment income	145	119	22%	399	354	13%
Three Months:
•	Net sales increased primarily due to the pass-through pricing of higher lead costs ($201 million), the favorable impact of foreign currency translation ($74 million), higher volumes in Europe and Asia ($21 million) and improved price/product mix ($75 million).

•	Segment income increased primarily due to improved price/product mix ($26 million), higher volumes ($5 million) and the favorable impact of foreign currency translation ($4 million), partially offset by higher SG&A costs ($9 million) mainly to support global business growth.
Year-to-Date:
•	Net sales increased primarily due to the impact of higher lead costs on pricing ($886 million), improved price/product mix ($273 million), the favorable impact of foreign currency translation ($219 million) and higher sales volumes ($45 million).

•	Segment income increased due to improved price/product mix ($56 million) and the favorable impact of foreign currency translation ($13 million), partially offset by higher SG&A costs ($24 million) mainly to support global business growth.

Net Financing Charges

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2008	2007	Change	2008	2007	Change
Net financing charges	$69	$71	-3%	$204	$209	-2%
•	The decrease in net financing charges in the three and nine month periods is due to lower borrowing levels and lower short-term interest rates, partially offset by costs to convert certain fixed-rate debt to floating rate debt.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Tax provision	$121	$106	$266	$176
Effective tax rate	21.0%	21.0%	21.0%	17.4%
Estimated annual effective tax rate	21.0%	21.0%	21.0%	21.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•	The tax provision for the nine months ended June 30, 2007 reflects a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands. This change in tax status resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes.

•	In the second quarter of fiscal 2007, the Company reduced its income tax liability by $15 million due to the favorable resolution of certain income tax audits.

•	In the second quarter of fiscal 2007, the Company reduced its estimated annual effective income tax rate for continuing operations from 23.0% to 21.0%.

•	The Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors and 35% for its engine electronics business in fiscal 2007. This effective tax rate approximated the local statutory rate adjusted for permanent differences.
Net Income

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2008	2007	Change	2008	2007	Change
Income from continuing operations	$439	$396	11%	$963	$826	17%
Loss from discontinued operations	—	—	*	—	(10)	*
Loss on sale of discontinued operations	—	—	*	—	(30)	*

Net income	$439	$396	11%	$963	$786	23%

*	Measure not meaningful.
•	The increase in income from continuing operations for the three month period ended June 30, 2008 was primarily due to higher sales volume and margin expansion in the building efficiency business ($41 million) due to process and manufacturing improvements, higher volumes and improved performance mainly in Europe and Asia in the power solutions segment ($20 million) and the favorable effects of foreign currency translation ($50 million). These increases were partially offset by lower North America volumes in automotive experience ($12 million) and lower volumes in the North America unitary products group ($25 million) related to a decline in the U.S. residential market, an increase in the provision for income taxes ($15 million) and higher minority interests in net earnings of subsidiaries ($16 million).

•	The increase in income from continuing operations for the nine month period ended June 30, 2008 was primarily due to higher sales volume and improving gross margins through pricing and cost savings measures in the building efficiency business ($146 million) despite higher SG&A expenses to support growth, operational efficiencies in the automotive experience North America segment ($75 million) despite lower volumes, higher volumes and improved price/product mix in the power solutions segment ($35 million) and the favorable impact of foreign currency translation ($109 million). These increases were partially offset by lower volumes in the North America unitary products group ($65 million) related to a decline in the U.S. residential market, the timing of platform pricing adjustments and lower economic recoveries of material costs in automotive experience Europe ($17 million), higher SG&A costs in automotive experience Asia and power solutions mainly to support growth ($30 million), an increase in the provision for income taxes ($90 million) and higher minority interests in net earnings of subsidiaries ($26 million).

•	Discontinued operations primarily relate to the Bristol Compressor business, which was acquired as part of the December 2005 York International Corporation acquisition and was sold in March 2007 resulting in an after tax loss of $27 million for the nine months ended June 30, 2007 and $30 million after final purchase price adjustments. Additionally, the Company settled a claim in the prior year related to the February 2005 sale of the engine electronics business that resulted in an after tax loss of $3 million.
Outlook
On July 17, 2008, the Company announced a revision in its previously issued fiscal 2008 guidance for net sales from approximately $39 billion down to approximately $38 billion, which would represent an increase of 11% from prior year net sales. On the same date, the Company also lowered its guidance for diluted earnings per share from continuing operations to an 11% increase or approximately $2.32 to $2.34 per share, down from its previously issued guidance of an 18% increase to approximately $2.45 to $2.50 per share. These decreases were due to expected costs associated with the acquisition of Plastech Engineered Products, Inc. during the fourth quarter of fiscal 2008, net unrecovered material economics, lower production volumes in the North American automotive marketplace, and the general weakness in the North American economy.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At June 30, 2008, the unearned backlog was $4.8 billion, compared to $4.3 billion at June 30, 2007, a 15% increase due to strong orders for systems and services in all geographic regions.
Financial Condition
Working Capital

	June 30,	September 30,		June 30,
(in millions)	2008	2007	Change	2007	Change
Working capital	$1,983	$1,441	38%	$1,937	2%

Accounts receivable	6,647	6,600	1%	6,352	5%
Inventories	2,292	1,968	16%	1,968	16%
Accounts payable	5,179	5,365	-3%	4,760	9%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The increase in working capital at June 30, 2008 as compared to September 30, 2007 is primarily due to the net impact of strengthening foreign currencies against the U.S. dollar, higher inventories resulting mainly from higher commodity costs and some seasonality in the building efficiency business and lower accounts payable from timing of payments. Compared to June 30, 2007, the increase is primarily due to higher accounts receivable from increased sales and higher inventories from the impact of higher commodity costs, partially offset by higher accounts payable from the higher cost of inventories.

•	The Company’s days sales in accounts receivable (DSO) for the three months ended June 30, 2008 were 58, consistent with the DSO at September 30, 2007 and slightly higher than 57 for the comparable period ended June 30, 2007. There has been no significant deterioration in the credit quality of the Company’s receivables or changes in revenue recognition policies. The increase in accounts receivable compared to September 30, 2007 is mainly due to higher sales in the power solutions and automotive experience Europe segments. The increase in accounts receivable compared to June 30, 2007 is consistent with higher revenues.

•	The Company’s inventory turns for the three months ended June 30, 2008 were lower than those for the period ended September 30, 2007 mainly due to seasonality and higher inventory levels in the building efficiency business from slower moving inventory because of the decline in the U.S. residential housing market. Inventory turns were comparable compared to the three months ended June 30, 2007.

•	Days payable at June 30, 2008 decreased to 65 days from 71 days at September 30, 2007 and increased from 63 days at June 30, 2007 mainly due to the timing of supplier payments.
Cash Flows

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Net cash provided by operating activities	$552	$240	$1,028	$847
Net cash used by investing activities	288	194	776	637
Net cash used by financing activities	241	29	670	314
Capital expenditures	190	141	551	582
•	The increase in net cash provided by operating activities in the three months ended June 30, 2008 was primarily due to higher net income and less cash used in working capital, primarily accounts receivable and inventory. For the nine months ended June 30, 2008, the increase in net cash provided by operating activities was due to higher net income.

•	The increase in net cash used by investing activities for the three months ended June 30, 2008 was due to higher capital expenditures and the timing of customer engineering recoveries. The increase for the nine months ended June 30, 2008 was due to the acquisitions of businesses in fiscal 2008 and impact of the settlement of cross-currency interest rate swaps, partially offset by lower capital expenditures.

•	The increase in net cash used by financing activities for the three and nine months ended June 30, 2008 was primarily due to higher debt repayments.

•	The majority of the capital spending for property, plant and equipment in the three and nine months ended June 30, 2008 was for investments within the automotive experience business.
Long-Lived Assets
The Company has certain subsidiaries, mainly located in Germany, Italy, the Netherlands, United Kingdom and the United States, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. As a result, the Company has recorded valuation allowances against tax assets for certain of these subsidiaries in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS No. 109 requires the Company to record a valuation allowance for each legal entity or consolidated group when realization is not likely and evaluate both positive and negative historical evidences as well as expected future events.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s long-lived asset impairment analyses indicate that assets are not impaired based on SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At June 30, 2008, the Company has concluded that it does not have any material assets whose recovery is at risk.
Capitalization

	June 30,	September 30,		June 30,
(in millions)	2008	2007	Change	2007	Change
Short-term debt	$641	$264	143%	$462	39%
Long-term debt	3,488	4,154	-16%	4,155	-16%
Shareholders’ equity	9,996	8,907	12%	8,309	20%

Total capitalization	$14,125	$13,325	6%	$12,926	9%

Total debt as a % of total capitalization	29.2%	33.2%		35.7%

•	On June 1, 2008, the Company retired $200 million of York International Corporation fixed rate bonds at maturity. The Company used proceeds from commercial paper issuances to repay the bonds.

•	In December 2007, the Company entered into a 25 billion yen ($220 million), three year, floating rate loan agreement. The agreement gave the Company the right to borrow the loan proceeds through January 15, 2008. The Company borrowed the 25 billion yen on January 15, 2008.

•	On January 17, 2008 and February 1, 2008, the Company retired $500 million and $175 million, respectively, in floating rate notes and fixed rate bonds at maturity. The Company used a combination of cash, proceeds from commercial paper issuances and proceeds under the new three year, floating rate yen loan to repay the notes and bonds.

•	In December 2006, the Company entered into a five-year, $2.0 billion revolving credit facility which expires in December 2011. This facility replaced a five-year $1.6 billion revolving credit facility that would have expired in October 2010 and serves as the commercial paper backup facility. There were no draws on the committed credit line during the three months ended June 30, 2008.

•	In December 2006, the Company entered into a 12 billion yen ($104 million), three year, floating rate loan. The net proceeds of the bank loan were used to repay unsecured commercial paper obligations.

•	In November 2006, the Company issued commercial paper to repay a $350 million note that matured.

•	The Company also selectively makes use of short-term credit lines in both U.S. dollars and Euros. The Company estimates that, as of June 30, 2008, it could borrow up to $1 billion at its current debt ratings on committed and uncommitted credit lines.

•	As of June 30, 2008, the Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures. None of the Company’s debt agreements requires accelerated repayment in the event of a decrease in credit ratings. Currently, the Company believes it has ample liquidity and full access to the capital markets to support business growth and future acquisitions. The Company believes its capital resources and liquidity position at June 30, 2008 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, debt maturities and any potential acquisitions in fiscal 2008 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required.

New Accounting Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). The Company is assessing the potential impact that the adoption of SFAS No. 161 will have on its consolidated financial condition and results of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2008, the Company had not experienced any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
Commodity prices have continued to increase rapidly in the past year, primarily steel, aluminum, copper, and fuel costs. If commodity prices continue to rise, and if we are not able to recover these cost increases through price increases to our customers, then such increases will have an adverse effect on our results of operations.
Decline in the residential and commercial new construction markets may adversely affect our results of operations.
HVAC equipment sales in the residential and commercial new construction markets correlate to the number of new homes and buildings that are built. A significant decline in the construction of new commercial buildings requiring interior control systems or residential housing may have an adverse effect on our results of operations and such events could result in potential liabilities or additional costs, including impairment charges, to the Company.
A variety of other factors could adversely affect the results of operations of our building efficiency business.
Any of the following could materially and adversely impact the results of operations of our building efficiency business: loss of, or changes in, building automation or facility management supply contracts with our major customers; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major or component suppliers; the unavailability of raw materials, primarily steel, copper and electronic components, necessary for production of HVAC equipment; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their interior control systems; increased energy efficiency legislation requirements worldwide; a decline in the outsourcing of facility management services; and availability of labor to support growth of our service businesses.

Automotive Experience Risks
Decreased demand from our customers in the automotive industry may adversely affect our results of operations.
In fiscal 2007, our three largest customers were automobile manufacturers Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (now Daimler AG and Chrysler LLP), with consolidated global net sales to these customers representing approximately 28% of total Company net sales. Sales to these customers originating in the U.S. represented approximately 10% of our consolidated net sales in fiscal 2007. Our financial performance depends, in part, on conditions in the automotive industry. Ford, GM and Chrysler LLP (the Detroit 3) have experienced declining market shares in North America and have announced significant restructuring actions in an effort to improve profitability. The North American automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations and may ultimately result in severe financial difficulty, including bankruptcy. If our customers reduce their orders to us, it would adversely impact our results of operations. A prolonged downturn in the North American automotive industry or a significant change in product mix due to consumer demand could require us to shut down plants or incur impairment charges. Additionally, we have significant component production for manufacturers of motor vehicles in the U.S., Europe, South America, Japan and other Asia/Pacific Rim countries. Continued uncertainty relating to the financial condition of the Detroit 3 and others in the automotive industry may have a negative impact on our business.
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

Commodity prices have continued to increase rapidly in the past year. In our two largest markets, North America and Europe, the cost of commodities, primarily steel, fuel, resin and chemicals, has increased (net of recoveries through price increases to customers). If commodity prices continue to rise, and if we are not able to recover these cost increases through price increases to our customers, then such increases will have an adverse effect on our results of operations.
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
Lead is a major component of our lead acid batteries. The cost of lead has been volatile. As the price of lead rises, if we are not able to recover these cost increases through price increases to our customers or with commodity hedging strategies, then such increases may have an adverse effect on our results of operations. Additionally, other commodity prices have continued to increase rapidly in the past year, primarily fuel, acid and resin. If other commodity prices continue to rise, and if we are not able to recover these cost increases through price increases to our customers, then such increases will have an adverse effect on our results of operations.
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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended June 30, 2008. Citibank reduced its holdings of Company stock by 500,000 shares in the quarter ended December 31, 2007 and 200,000 shares in the quarter ended June 30, 2008 in connection with the Swap Agreement.
The following table presents information regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended June 30, 2008.

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased as	that May Yet be
	of Shares	Average Price	Part of the Publicly	Purchased under the
Period	Purchased	Paid per Share	Announced Program	Programs
4/1/08 – 4/30/08
Purchases by Company (1)	1,942	$35.85	—	$102,394,713
5/1/08 – 5/31/08
Purchases by Company (1)	—	—	—	$102,394,713
6/1/08 – 6/30/08
Purchases by Company (1)	996	$33.90	—	$102,394,713

4/1/08 – 4/30/08
Purchases by Citibank (2)	—	—	—	$48,382,000
5/1/08 – 5/31/08
Purchases by Citibank (2)	—	—	—	$53,542,000
6/1/08 – 6/30/08
Purchases by Citibank (2)	—	—	—	$82,412,000

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.

(2)	Citibank may purchase shares of the Company’s stock up to an amount equal to $200 million. The approximate dollar value of shares that may yet be purchased under the Citibank program fluctuates based on the market value of the Company’s stock and/or sales by Citibank of the Company’s stock.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 41 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: August 8, 2008	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

10.X	Johnson Controls, Inc. Retirement Restoration Plan, amended and restated effective January 1, 2009, filed herewith. **

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 5, 2008, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Denotes a management contract or compensation plan.