Form 10-K
period 2008-09-30
JOHNSON CONTROLS INC
filed 2008-11-25
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
          As of March 31, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $20.1 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2008, 594,179,011 shares of the registrant’s Common Stock, par value $0.01 7/18 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on January 21, 2009 are incorporated by reference into Part III.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2008

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Johnson Controls, Inc. and its consolidated subsidiaries.
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A, of this Annual Report on Form 10-K). We undertake no obligation, and we disclaim any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our automotive experience business is one of the world’s largest automotive suppliers, providing interior products and systems to more than 30 million vehicles annually. Our technologies extend into every area of the interior including seating and overhead systems, door systems, floor consoles, instrument panels, cockpits and integrated electronics. Customers include virtually every major automaker in the world.
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

For the purpose of the following discussion of the Company’s businesses, the six building efficiency reportable segments and the three automotive experience reportable segments are presented together due to their similar customers and the similar nature of their products, production processes and distribution channels.
Products/Systems and Services
Building efficiency
Building efficiency is a global leader in delivering integrated control systems, mechanical equipment, services and solutions designed to improve the comfort, safety and energy efficiency of non-residential buildings and residential properties with operations in more than 125 countries. Revenues come from facilities management, technical services and the replacement and upgrade of controls and HVAC mechanical equipment in the existing buildings market, where the Company’s large base of current customers leads to repeat business, as well as with installing controls and equipment during the construction of new buildings. Customer relationships often span entire building lifecycles.
Building efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some types of controls and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. Approximately 47% of building efficiency’s sales are derived from HVAC products and installed control systems for construction and retrofit markets. Approximately 53% of its sales originate from its service offerings. In fiscal 2008, building efficiency accounted for 37% of the Company’s consolidated net sales.
The Company’s systems include York® chillers, air handlers and other HVAC mechanical equipment that provide heating and cooling in non-residential buildings. The Metasys® control system monitors and integrates HVAC equipment with other critical buildings systems to maximize comfort while reducing energy and operating costs. As one of the largest global suppliers of technical services, building efficiency supplements or serves as in-house staff to maintain, optimize and repair building systems made by the Company or by its competitors. The Company offers a wide range of solutions such as performance contracting under which energy savings are used by the customer to pay a third party financing source for project costs over a number of years. In addition, the global workplace solutions segment provides full-time on-site operations staff and real estate consulting services to help customers, especially multi-national companies, reduce costs and improve the performance of their facility portfolios. The Company’s on-site staff typically performs tasks related to the comfort and reliability of the facility, and manages subcontractors for functions like foodservice, cleaning, maintenance and landscaping. Through its North America unitary products business, the Company produces air conditioning and heating equipment for the residential market.
Automotive experience
Automotive experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for original equipment manufacturers (OEMs) and operates approximately 185 wholly- and majority-owned manufacturing or assembly plants in 29 countries worldwide (see Item 2 “Properties”). Additionally, the business has partially-owned affiliates in Asia, Europe, North America and South America.
Automotive experience products and systems include complete seating systems and components; cockpit systems, including instrument panels and clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems. In fiscal 2008, automotive experience accounted for 48% of the Company’s consolidated net sales.
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
Power solutions
Power solutions services both automotive OEMs and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing more than 120 million lead-acid batteries annually in approximately 60 wholly-

and majority-owned manufacturing or assembly plants in 20 countries worldwide (see Item 2 “Properties”). Investments in new product and process technology have expanded product offerings to AGM, nickel-metal-hydride and lithium-ion battery technology to power hybrid vehicles. Approximately 75% of automotive battery sales worldwide in fiscal 2008 were to the automotive replacement market, with the remaining sales to the OEM market.
Sales of automotive batteries generated 15% of the Company’s fiscal 2008 consolidated net sales. Batteries and plastic battery containers are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.
Competition
Building efficiency
The building efficiency business conducts certain of its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service quality, price, design, reputation, technology, efficiency, acoustics, application engineering capability and construction management expertise. Competitors for contracts in the residential and non-residential marketplace include many regional, national and international controls providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Carrier Corporation, a subsidiary of United Technologies Corporation; Trane Incorporated, a subsidiary of Ingersoll-Rand Company Limited; Rheem Manufacturing Company; Lennox International, Inc.; and Goodman Global, Inc. The services market, including global workplace solutions, is highly fragmented. Sales of services are largely dependent upon numerous individual contracts with commercial businesses worldwide; the loss of any individual contract would not have a material adverse effect on the Company.
Automotive experience
The automotive experience business faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs who produce or have the capability to produce certain products the business supplies. Competition is based on technology, quality, reliability of delivery and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the principal automotive experience competitors include Lear Corporation, Faurecia SA and Magna International Inc.
Power solutions
Power solutions is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Robert Bosch GmbH, Costco, Interstate Battery System of America, Pep Boys, Sears, Roebuck & Co. and Wal-Mart stores. Automotive batteries are sold throughout the world under private label and under the Company’s brand names (Optima®, Varta®, LTH® and Heliar®) to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The power solutions business competes with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The power solutions business primarily competes in the battery market with Exide Technologies, GS Yuasa Corporation, East Penn Manufacturing Company and Fiamm Group. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty.
Backlog
The Company’s backlog relating to the building efficiency business is applicable to its sales of systems and services. At September 30, 2008, the backlog was $4.7 billion, compared with $4.2 billion as of September 30, 2007, primarily due to continued market share gains. The preceding data does not include amounts associated with contracts in the global workplace solutions business because such contracts are typically multi-year service awards, nor does it include unitary products. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the coming fiscal year.
At September 30, 2008, the Company’s automotive experience backlog of net new incremental business to be executed within the next three fiscal years was approximately $4.5 billion, $1.5 billion of which relates to fiscal 2009. The backlog as of September 30, 2007 was approximately $3.9 billion. The increase in backlog is primarily due to market share gains in Europe and higher vehicle production volumes in Asia. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes, the timing of related production launches and changes in customer development plans.

Raw Materials
Raw materials used by the businesses in connection with their operations, including lead, steel, urethane chemicals, copper, sulfuric acid and polypropylene, were readily available during the year and such availability is expected to continue. In fiscal 2009, the Company expects increases in steel and chemical costs, while it expects lead, copper and diesel fuel costs to decline. Resin costs are expected to be relatively stable.
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
The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with such laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved by negotiation with regulatory authorities that result in commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. Historically, neither such commitments nor such penalties have been material. (See Item 3 “Legal Proceedings” of this report for a discussion of the Company’s potential environmental liabilities.)
Environmental Capital Expenditures
The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in fiscal 2008 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.
Employees
As of September 30, 2008, the Company employed approximately 140,000 employees, of whom approximately 93,000 were hourly and 47,000 were salaried.

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
Available Information
The Company’s filings with the U.S. Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Exchange Act, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes them to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, Board of Directors committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.
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

In addition, as a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Our primary exposures are to the euro, British pound, Japanese yen, Czech koruna, Mexican peso, Swiss franc and Polish zloty. While we employ financial instruments to hedge transactional and foreign exchange exposure, these activities do not insulate us completely from those exposures.
There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws, and monetary and fiscal policies, protectionist measures that may prohibit acquisitions or joint ventures, unsettled political conditions and possible terrorist attacks against American interests.
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
Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites could be considerably higher than the current accrued liability on our balance sheet, which could have a material adverse effect on our business and results of operations. As of September 30, 2008, we recorded $44 million for environmental liabilities and $75 million in related conditional asset retirement obligations.
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
A downgrade in the ratings of our debt could restrict our ability to access the debt capital markets.
Changes in the ratings that rating agencies assign to our debt may ultimately impact our access to the debt capital markets and the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets would become restricted. The tightening in the credit markets and the low level of liquidity in many financial markets due to the current turmoil in the financial and banking industries could also affect our access to the debt capital markets. As the Company relies on its ability to issue commercial paper to support its daily operations, a downgrade in our rating or continued volatility in the credit and financial markets causing limitations to the debt capital markets could have an adverse effect on our business. In the event the Company is unable to issue commercial paper, we would have the ability to draw on our $2.05 billion revolving credit facility.
Additionally, several of our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded. Further, an increase in the level of our indebtedness may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.
We are subject to potential insolvency of insurance carriers.
The Company purchases occurrence-based excess liability insurance to cover general and products liability risks. Although currently no claims are expected to result in payments under any of these insurance policies, the Company is subject to the risk that one or more of the insurers may become insolvent and would be unable to pay a claim that may be made in the future.
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
Commodity prices increased rapidly in the past year, primarily steel, aluminum, copper and fuel costs. Increases in commodity costs negatively impacts the profitability of orders in backlog as prices on those orders are fixed, therefore we can not recover an increase in commodity prices. Additionally, if we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations.
Decline in the residential and commercial new construction markets may adversely affect our results of operations.
HVAC equipment sales in the residential and commercial new construction markets correlate to the number of new homes and buildings that are built. A significant decline in the construction of new commercial buildings requiring interior control systems or further slowdowns in the residential housing construction market may have an adverse effect on our results of operations and such events could result in potential liabilities or additional costs, including impairment charges, to the Company.
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
Automotive Experience Risks
Conditions in the automotive industry may adversely affect our results of operations.
Our financial performance depends, in part, on conditions in the automotive industry. In fiscal 2008, our largest customers globally were automobile manufacturers Ford Motor Company (Ford), General Motors Corporation (GM) and Daimler AG. For sales originating in the U.S., our largest customers were Ford, GM and Chrysler LLP (the Detroit 3), and Toyota Motor Corporation, which represented approximately 11% of our consolidated net sales in fiscal 2008. The Detroit 3 have experienced declining market shares in North America and have announced significant restructuring actions in an effort to improve profitability. The North American automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations and may ultimately result in severe financial difficulty, including bankruptcy. GM recently announced concerns in meeting their minimum liquidity requirements to continue business operations through June 2009. If GM cannot fund their operations, or if other major customers reach a similar level of financial distress, we may incur significant write offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans. Automakers across Europe are also experiencing difficulties from a weakened economy and tightening credit markets. If our customers reduce their orders to us, it would adversely impact our results of operations. A prolonged downturn in the North American or European automotive industries or a significant change in product mix due to consumer demand could require us to shut down plants or incur impairment charges. Additionally, we have significant component production for manufacturers of motor vehicles in the U.S., Europe, South America, Japan and other Asia/Pacific Rim countries. Continued uncertainty relating to the financial condition of the Detroit 3 and others in the automotive industry would have a negative impact on our business.
The financial distress of our suppliers could harm our results of operations.
Automotive industry conditions have adversely affected our supplier base. Lower production levels for some of our key customers, increases in certain raw material, commodity and energy costs and the global credit market crisis has resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. The continuation of financial distress within the supplier base may lead to commercial disputes and possible supply chain interruptions. In addition, the adverse industry environment may require us to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. The continuation or worsening of these industry conditions would have a negative impact on our business.
Change in consumer demand may adversely affect our results of operations.
Recent increases in energy costs that consumers incur have resulted, and future increases will result, in shifts in consumer demand away from motor vehicles that typically have higher content that we supply, such as light trucks, cross-over vehicles, minivans and SUVs, to smaller vehicles that have lower content that we supply. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could reduce our sales and harm our profitability, thereby adversely affecting our results of operations.
We may not be able to successfully negotiate pricing terms with our customers in the automotive experience business, which may adversely affect our results of operations.
We negotiate sales prices annually with our automotive seating and interiors customers. Cost-cutting initiatives that our customers have adopted generally result in increased downward pressure on pricing. Our customer supply agreements generally require reductions in component pricing over the period of production. Pricing pressures may further intensify, particularly in North America, as the Detroit 3 pursue restructuring and cost cutting initiatives to better compete. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our results of operations may be adversely affected.
Increases in commodity prices may adversely affect our results of operations.
Commodity prices increased rapidly in the past year. In our two largest markets, North America and Europe, the cost of commodities, primarily steel, fuel, resin and chemicals, increased (net of recoveries through price increases to customers). If commodity prices continue to rise, and if we are not able to recover these cost increases through price increases to our customers, then such increases will have an adverse effect on our results of operations.
The cyclicality of original equipment automobile production rates may adversely affect the results of operations in our automotive experience business.
Our automotive experience business is directly related to automotive sales and automotive production by our customers. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. Further economic decline that results in a reduction in automotive production and sales by our automotive experience customers may have a material adverse impact on our results of operations.
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
Lead is a major component of our lead acid batteries. The price of lead has been volatile. We manage the impact of changing lead prices through commercial terms with our customers and commodity hedging strategies. Our ability to mitigate the impact of lead price changes can be impacted by many factors, including customer negotiations, inventory level fluctuations and sales volume/mix changes, any of which could have an adverse effect on our results of operations.
Additionally, other commodity prices increased rapidly in the past year, primarily fuel, acid and resin. If other commodity prices continue to rise, and if we are not able to recover these cost increases through price increases to our customers, then such increases will have an adverse effect on our results of operations.
Decreased demand from our customers in the automotive industry may adversely affect our results of operations.
Our financial performance in the power solutions business depends, in part, on conditions in the automotive industry. Sales to OEM’s accounted for approximately 25% of the total net sales of the power solutions business. Significant declines in the North American or European automotive production levels could reduce our sales and harm our profitability, thereby adversely affecting our results of operations.
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

ITEM 1B UNRESOLVED STAFF COMMENTS
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal 2008 that remain unresolved.
ITEM 2 PROPERTIES
At September 30, 2008, the Company conducted its operations in 65 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 95 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space. The Company considers its facilities to be suitable and adequate for their current uses. The majority of the facilities are operating at normal levels based on capacity.

Building Efficiency
Florida	Largo (1),(3)	France	Amiens Glisy (3)
	Medley (1), (4)		Colombes (1),(3)
Illinois	Dixon (3)		Carquefou (2),(3)
	Wheeling (1)		Nantes (1)
Kansas	Wichita (2), (3)		Saint Quentin Fallavier (1),(3)
Kentucky	Erlanger (1)	Germany	Essen (2),(3)
Maryland	Baltimore (1)		Kempen (1),(3)
Mississippi	Hattiesburg (1)		Mannheim (1)
Missouri	Albany (1)	Hong Kong	Hong Kong (1)
Oklahoma	Norman (3)	Italy	Milan (1),(4)
Pennsylvania	York (1), (3)	India	Chakan (1),(3)
	Waynesboro (3)		Pune (1),(3)
Texas	San Antonio	Japan	Tokyo (1),(4)
Virginia	Roanoke	Mexico	Cienega de Flores (1)
Wisconsin	Milwaukee (2),(4)		Durango (1)
Monterrey (1)
Austria	Graz (4)	Poland	Warsaw (1),(3)
	Vienna (4)	Puerto Rico	Carolina (1),(4)
Brazil	Pinhais	Russia	Moscow (1),(3)
	São Paulo	South Africa	Johannesburg (1),(3)
Belgium	Diegem (1),(4)	Spain	Sabadell (1),(3)
Canada	Ajax (1),(3)	Taiwan	Taipei (1),(4)
	Victoria (1),(4)	Turkey	Istanbul (1),(4)
China	Qingyuan (2),(3)		Izmir (1),(3)
	Wuxi (1),(3)	United Arab Emirates	Dubai (2),(3)
Denmark	Aarhus (3)	United Kingdom	Essex (1),(4)
Hornslet (2),(4)
Viby (2),(3)

Automotive Experience
Argentina	Buenos Aires (1)	Italy	Cicerale (3)
	Rosario		Grugliasco (1),(3)
Australia	Adelaide (1)		Melfi (1),(3)
	Melbourne		Rocca D’Evandro (1)
Austria	Graz (1),(3)	Japan	Ayase (3)
	Mandling (3)		Hamakita (3)
Belgium	Geel (3)		Mouka (3)
	Gent (1),(3)		Toyotsucho (2),(3)
Brazil	Gravatai		Yokosuka (2),(3)
	Pouso Alegre	Korea	Ansan (1),(4)
	San Bernardo do Campo (1),(3)		Asan (3)
	Santo Andre		Dangjin (3)
	Sao Jose dos Campos		Namsa (1)
	Sao Jose dos Pinhais (1)		Pusan (1),(3)
Canada	Milton (1)	Malaysia	Alor Gajah (1)
	Mississauga (1),(3)		Mukin Hulu Bernam
	Orangeville		Peramu Jaya (1)
	Saint Mary’s		Persiaran Sabak Bernam
	Tecumseh	Mexico	Monclova (3)
	Tilsonburg		Naucalpan de Juarez
	Whitby		Puebla (1)
China	Beijing (3)		Ramos Arizpe (2)
Czech Republic	Benatky nad Jizerou (1),(3)		Tlaxcala
	Ceska Lipa (3)		Tlazala (1)
	Mlada Boleslav (1),(3)	Poland	Siemianowice
	Ni Ebohy (1)		Tychy (3)
	Roudnice (3)		Zory (3)
	Rychnov nad Kneznou (1),(3)	Romania	Mioveni (1),(3)
	Straz pod Ralskem (3)		Ploiesti (3)
France	Brioude (1),(3)	Russia	St. Petersburg (1),(3)
	Compagnie (3)		Togliatti (1)
	Conflans (3)	Slovak Republic	Bratislava (1),(3)
	Happich (2),(3)		Kostany nad Turcom (3)
	La Ferte Bernard (1),(3)		Namestovo (1),(3)
	Rosny (1),(3)		Trencin (1),(4)
	Strasbourg (3)	Slovenia	Slovenj Gradec (1),(3)
Germany	Boblingen (1),(3)	South Africa	East London (1)
	Bochum (1),(3)		Pretoria (2),(3)
	Bremen (1),(3)		Uitenhage (1)
	Burscheid (2),(3)	Spain	Abrera (3)
	Espelkamp (3)		Alagon (3)
	Grefrath (1),(3)		Madrid (1),(3)
	Hannover (1),(3)		Prat de Llobregat
	Holzgerlingen (1),(3)		Valencia (2),(3)
	Karlsruhe (4)		Valladolid
	Lahnwerk (2),(3)		Zaragoza (3)
	Luneburg	Thailand	Rayong (3)
	Neustadt (3)	Tunisia	Bi’r al Bay (3)
	Rastatt (1),(3)	United Kingdom	Burton-Upon-Trent (2),(3)
	Remchingen (3)		Essex (1),(3)
	Saarlouis (1)		Leamington Spa (1),(3)
	Uberherrn (1),(3)		Redditch (1)
	Unterriexingen (2),(3)		Speke (3)
	Waghausel (3)		Sunderland
	Wuppertal (2),(3)		Telford (2),(3)
	Zwickau (3)		Wednesbury (3)
		Vietnam	Binh Duog Province (1),(3)

Automotive Experience (continued)
Alabama	Cottondale (1)	Michigan	Plymouth (2),(3)
	McCalla (1)		Taylor (1),(3)
	Montgomery (1)		Warren (3)
California	Livermore	Mississippi	Madison
Georgia	Suwanee (1)	Missouri	Earth City (1)
Illinois	Chicago (1)		Jefferson City
	Sycamore		Kansas City (1),(3)
Indiana	Kendallville	Ohio	Bryan
	Princeton (1)		Greenfield
Kentucky	Bardstown		Northwood
	Cadiz		Wauseon
	Georgetown	Tennessee	Athens (2)
	Louisville (1)		Columbia (1)
	Owensboro (1)		Lexington
	Shelbyville (1)		Murfreesboro (2)
	Winchester (1)		Pulaski (2)
Louisiana	Shreveport	Texas	El Paso (1)
Michigan	Battle Creek		McAllen (1)
	Detroit (3)		San Antonio
	Holland (2),(3)	Wisconsin	Hudson (1)
Lansing (3)

Power Solutions
Arizona	Yuma (2),(3)	Austria	Graz (1),(3)
Colorado	Aurora (2),(3)		Vienna (1),(3)
Delaware	Middletown (2),(3)	Brazil	Sorocaba (3)
Florida	Tampa (2),(3)	China	Shanghai (3)
Illinois	Geneva (3)	Czech Republic	Ceska Lipa (3)
Indiana	Ft. Wayne (3)	France	Rouen
Iowa	Red Oak (3)		Sarreguemines (3)
Kentucky	Florence (3)	Germany	Hannover (3)
Missouri	St. Joseph (2),(3)		Krautscheid (3)
North Carolina	Winston-Salem (3)		Zwickau (2),(3)
Ohio	Toledo (3)	Mexico	Celaya
Oregon	Portland (3)		Cienega de Flores (2)
South Carolina	Florence (3)		Escobedo
	Oconee (2),(3)		Monterrey (2),(3)
Texas	San Antonio (3)		Torreon
Wisconsin	Milwaukee (4)	Spain	Burgos (3)
Guadamar del Segura
Guadalajara

Corporate
Wisconsin	Milwaukee (4)

(1)	Leased facility

(2)	Includes both leased and owned facilities

(3)	Includes both administrative and manufacturing facilities

(4)	Administrative facility only

In addition to the above listing, which identifies large properties (greater than 25,000 square feet), there are approximately 645 building efficiency branch offices and other administrative offices located in major cities throughout the world. These offices vary in size in proportion to the volume of business in the particular locality.
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
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs totaled $44 million and $41 million at September 30, 2008 and 2007, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
As previously reported, following allegations in a U.N. Oil-For-Food Inquiry Report that, prior to the Company’s acquisition of York International Corporation (York), York had made improper payments to the Iraqi regime, York and the Company jointly undertook to investigate the allegations and offered the companies’ cooperation to the United States Department of Justice (DOJ) and the SEC. After completing the York acquisition, the Company continued the internal inquiry and expanded its scope to include other aspects of York’s Middle East operations, including a review of York’s use of agents, consultants and other third parties, York’s compliance with the Office of Foreign Assets Control licensing requirements, and York’s compliance with other potentially applicable trade laws. The Company also reviewed certain of York’s sales practices in other markets. In October 2007, York reached settlements relating to the SEC and DOJ investigations regarding payments made by York and its subsidiaries in connection with the United Nations’ Oil-for-Food Program and other payments unrelated to the Oil-for-Food Program. Specifically, York entered into an agreement with the SEC under which York consented to the entry of a civil injunction proscribing future violations of law. York also entered into an agreement with the DOJ under which the DOJ agreed to defer prosecuting York for three criminal charges. The DOJ will not pursue the charges if York complies with the agreement for its three-year term. The Company has retained an independent compliance monitor for three years in accordance with the agreements with both the SEC and DOJ. York paid an aggregate of approximately $22 million to the SEC and the DOJ pursuant to these settlements, which payments were characterized as disgorgement of profits, criminal and civil penalties and interest. The Company had adequately reserved for this amount as part of the York acquisition. The Company is offering continued cooperation to the relevant authorities in the U.S. Department of Commerce and has been in discussions with that agency to explore how these matters may be resolved and expects that any additional sanctions will not be material. The Company is in the process of evaluating and implementing various remedial measures with respect to York operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 15, 2008 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s fiscal 2008 Proxy Statement.
     Stephen A. Roell, 58, was elected Chief Executive Officer effective in October 2007 and Chairman effective in January 2008. He was first elected to the Board of Directors in October 2004 and served as Executive Vice President from October 2004 through September 2007. Mr. Roell previously served as Chief Financial Officer between 1991 and May 2005, Senior Vice President from September 1998 to October 2004 and Vice President from 1991 to September 1998. Mr. Roell joined the Company in 1982.
     Keith E. Wandell, 58, was elected President and Chief Operating Officer in July 2006. He previously served as Executive Vice President from May 2005 to July 2006, Corporate Vice President from January 1997 to May 2005, President of automotive experience from August 2003 to July 2006 and President of power solutions from October 1998 to August 2003. Mr. Wandell joined the Company in 1988.
     Susan F. Davis, 55, was elected Executive Vice President of Human Resources in September 2006. She previously served as Vice President of Human Resources from May 1994 to September 2006 and as Vice President of Organizational Development for automotive experience from August 1993 to April 1994. Ms. Davis joined the Company in 1983.
     R. Bruce McDonald, 48, was elected Executive Vice President in September 2006 and Chief Financial Officer in May 2005. He previously served as Corporate Vice President from January 2002 to September 2006, Assistant Chief Financial Officer from October 2004 to May 2005 and Corporate Controller from November 2001 to October 2004. Mr. McDonald joined the Company in 2001.
     Beda Bolzenius, 52, was elected a Corporate Vice President in November 2005 and serves as President of the automotive experience business. He previously served as Executive Vice President and General Manager Europe, Africa and South America for automotive experience from November 2004 to November 2005. Dr. Bolzenius joined the Company in November 2004 from Robert Bosch GmbH, a global manufacturer of automotive and industrial technology, consumer goods and building technology, where he most recently served as the president of Bosch’s Body Electronics division.
     Alex A. Molinaroli, 49, was elected a Corporate Vice President in May 2004 and has served as President of the power solutions business since January 2007. Previously, Mr. Molinaroli served as Vice President and General Manager for North America Systems & the Middle East for the building efficiency business and has held increasing levels of responsibility for controls systems and services sales and operations. Mr. Molinaroli joined the Company in 1983.
     C. David Myers, 45, was elected a Corporate Vice President and President of the building efficiency business in December 2005, when he joined the Company in connection with the acquisition of York. At York, Mr. Myers served as Chief Executive Officer from February 2004 to December 2005, President from June 2003 to December 2005, Executive Vice President and Chief Financial Officer from January 2003 to June 2003 and Vice President and Chief Financial Officer from February 2000 to January 2003.
     Jeffrey G. Augustin, 46, was elected a Corporate Vice President in March 2005 and has served as Vice President of Finance for the building efficiency business since December 2005. Previously, Mr. Augustin served as Corporate Controller from March 2005 to March 2007. From 2001 to March 2005, Mr. Augustin was Vice President of Finance and Corporate Controller of Gateway, Inc.
     Jeffrey S. Edwards, 46, was elected a Corporate Vice President in May 2004 and serves as Group Vice President and General Manager for Japan and Asia Pacific for the automotive experience business. He previously served as Group Vice President and General Manager for automotive experience North America from August 2002 to May 2004 and Group Vice President and General Manager for product and business development. Mr. Edwards joined the Company in 1984.

     Charles A. Harvey, 56, was elected Corporate Vice President of Diversity and Public Affairs in November 2005. He previously served as Vice President of Human Resources for the automotive experience business and in other human resources leadership positions. Mr. Harvey joined the Company in 1991.
     Susan M. Kreh, 46, was elected Corporate Vice President and Corporate Controller in March 2007 and serves as the Company’s Principal Accounting Officer. Prior to joining the Company, Ms. Kreh served 22 years at PPG Industries, Inc., including as Corporate Treasurer from January 2002 until March 2007.
     Jerome D. Okarma, 56, was elected Vice President, Secretary and General Counsel in November 2004 and was named a Corporate Vice President in September 2003. He previously served as Assistant Secretary from 1990 to November 2004 and as Deputy General Counsel from June 2000 to November 2004. Mr. Okarma joined the Company in 1989.
     Subhash “Sam” S. Valanju, 65, was elected a Corporate Vice President in 1999 and has served as Chief Information Officer since joining the Company in 1996. In September 2008, the Company announced that Mr. Valanju would retire as Corporate Vice President on April 1, 2009.
     Colin Boyd, 49, was elected Vice President, Information Technology and Chief Information Officer in October 2008. Mr. Boyd previously served as Chief Information Officer and Corporate Vice President of Sony Ericsson from 2002 to 2008.
     Frank A. Voltolina, 48, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to joining the Company, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc.
     Denise M. Zutz, 57, was elected Corporate Vice President of Strategy, Investor Relations and Communication in November 2004. She previously served as Vice President, Corporate Communication from 1991 to November 2004. Ms. Zutz joined the Company in 1973. In September 2008, the Company announced that Ms. Zutz would retire as Vice President of Strategy, Investor Relations and Communication effective January 1, 2009.
     Jacqueline Strayer, 54, was elected Vice President, Corporate Communication in September 2008. She previously served as Vice President, Corporate Communications, for Arrow Electronics, Inc. from 2004 to 2008. Prior to that, she held communication leadership positions at United Technologies Corporation and GE Capital Corporation.
There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.
All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s shares of common stock are traded on the New York Stock Exchange under the symbol “JCI.”

Number of Record Holders
Title of Class	as of September 30, 2008
Common Stock, $0.01 7/18 par value	47,543

	Common Stock Price Range		Dividends
	2008	2007	2008	2007
First Quarter	$35.15-44.46	$23.84-29.48	$0.13	$0.11
Second Quarter	29.47-36.52	28.09-33.22	0.13	0.11
Third Quarter	28.57-36.49	31.35-39.25	0.13	0.11
Fourth Quarter	26.00-36.00	33.17-43.07	0.13	0.11

Year	$26.00-44.46	$23.84-43.07	$0.52	$0.44

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
In September 2006, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s outstanding common stock. Stock repurchases under this program may be made through open market, privately negotiated transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice. There were $69 million in common stock repurchases made under the stock repurchase program in the fiscal year ended September 30, 2008.
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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. Although the Swap Agreement has a stated expiration date, the Company’s intention is to continually renew the Swap Agreement with Citibank’s consent. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the fiscal years ended September 30, 2008 and 2007. In the three months ended December 31, 2007 and in the three months ended June 30, 2008, Citibank reduced its holding of Company stock by 500,000 shares and 200,000 shares, respectively, in connection with the Swap Agreement and Citibank maintained this reduced holding through September 30, 2008.
The following information in Item 5 is not deemed to be “soliciting material” or the be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (Exchange Act) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing:
The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index and companies formerly on the S&P’s Manufacturers (Diversified Industrials) Index.* This graph assumes the investment of $100 on September 1, 2003 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep 03	Sep 04	Sep 05	Sep 06	Sep 07	Sep 08
Johnson Controls, Inc.	100	122.06	135.59	159.14	265.57	207.85
Manufacturers (Diversified Industrials) *	100	131.94	132.61	149.51	194.91	149.24
S&P 500 Comp-Ltd.	100	111.91	123.38	136.69	159.16	124.18

*	The Manufacturers (Diversified Industrials) index was discontinued as a formal index of Standard & Poor’s effective December 31, 2001. The company has replicated the index using return data for the fourteen companies that comprised the Manufacturers (Diversified Industrials) as of that date.
The Company has filed as exhibits to this Annual Report on Form 10-K the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. The Company also submitted the Annual CEO certification to the New York Stock Exchange.
The Company’s transfer agent’s contact information is as follows:
Wells Fargo Bank Minnesota, N.A.
Shareowner Services Department
P.O. Box 64856
St. Paul, MN 55164-0856
(877) 602-7397

ITEM 6 SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations, balance sheet data, and common share information for the fiscal years ended September 30, 2004 through September 30, 2008 (in millions, except per share data and number of employees and shareholders).

	Year ended September 30,
	2008	2007	2006 (2)	2005	2004
OPERATING RESULTS

Net sales	$38,062	$34,624	$32,235	$27,479	$24,603

Segment income (3)	2,077	1,884	1,608	1,326	1,168

Income from continuing operations	979	1,295	1,033	757	767

Net income	979	1,252	1,028	909	818

Earnings per share from continuing operations (1)
Basic	$1.65	$2.19	$1.77	$1.32	$1.36
Diluted	1.63	2.16	1.75	1.30	1.33

Earnings per share (1)
Basic	$1.65	$2.12	$1.76	$1.58	$1.45
Diluted	1.63	2.09	1.74	1.56	1.41

Return on average shareholders’ equity (4)	11%	16%	15%	13%	16%

Capital expenditures	$807	$828	$711	$664	$817

Depreciation and amortization	783	732	705	639	594

Number of employees	140,000	140,000	136,000	114,000	113,000

FINANCIAL POSITION

Working capital (5)	$1,225	$1,441	$1,357	$892	$520

Total assets	24,987	24,105	21,921	16,144	14,758

Long-term debt	3,201	3,255	4,166	1,577	1,631

Total debt	3,944	4,418	4,743	2,342	2,671

Shareholders’ equity	9,424	8,907	7,355	6,058	5,206

Total debt to total capitalization	30%	33%	39%	28%	34%

Net book value per share (1)	$15.86	$15.00	$12.52	$10.47	$9.14

COMMON SHARE INFORMATION (1)

Dividends per share	$0.52	$0.44	$0.37	$0.33	$0.30

Market prices
High	$44.46	$43.07	$30.00	$21.33	$20.77

Low	26.00	23.84	20.09	17.52	15.87

Weighted average shares (in millions)
Basic	593.1	590.6	583.5	575.4	563.1

Diluted	601.4	599.2	589.9	582.9	577.8

Number of shareholders	47,543	47,810	51,240	52,964	55,460

(1)	All share and per share amounts reflect a three-for-one common stock split payable October 2, 2007 to shareholders of record on September 14, 2007.

(2)	In December 2005, the Company acquired York International Corporation, significantly expanding the building efficiency business. See Items 7 and 8 for additional details related to the acquisition.

(3)	Segment income is calculated as income from continuing operations before income taxes and minority interests excluding net financing charges, restructuring costs and Japanese pension gain (fiscal 2004 only).

(4)	Return on average shareholders’ equity (ROE) represents income from continuing operations divided by average equity. Income from continuing operations includes $495 million, $197 million, $210 million and $82 million of restructuring costs in fiscal years 2008, 2006, 2005 and 2004, respectively. Additionally, fiscal 2004 includes an $84 million Japanese pension gain.

(5)	Working capital is defined as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations.
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
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2008. This discussion should be read in conjunction with Item 8, the consolidated financial statements and notes to the consolidated financial statements.
Executive Overview
In fiscal 2008, the Company recorded record net sales of $38.1 billion, a 10% increase over the prior year. Net income was $979 million which included a fourth quarter restructuring charge of $495 million ($434 million, net of tax). Excluding the restructuring charge, net income was $1.4 billion, a 12% increase over the prior year, with such increases primarily due to the Company’s increased share in its global markets in the building efficiency and power solutions segments and increased operational efficiencies. The Company continues to introduce new and enhanced technology applications in all businesses and markets served, while at the same time improving the quality of its products.
Building efficiency business net sales and segment income increased 11% and 13%, respectively, over the prior year, primarily due to increased commercial market share gains, expansion into emerging markets, revenue synergies and the favorable impact of foreign currency translation. Improvements in cost structure and productivity have resulted in higher operating margins and a platform for future growth.
The automotive experience business was unfavorably impacted by lower automobile production in North America and Europe; however, that was offset by the favorable impact of foreign currency translation. Net sales and segment income increased 3% and 12%, respectively, from the prior year.
Net sales and segment income for the power solutions business increased by 35% and 5%, respectively, over the prior year, primarily due to a higher unit prices resulting from significant increases in the cost of lead and the favorable impact of foreign currency translation.

Since September 30, 2007, the Company has reduced its overall debt, exclusive of the impacts of foreign currency, by $522 million, decreasing its total debt to capitalization ratio to 30% at September 30, 2008 from 33% at September 30, 2007.
Outlook
The Company previously announced fiscal year 2009 guidance in its press release dated October 14, 2008 and first quarter guidance in its press release dated October 23, 2008. This forecasted information was largely based on assumptions regarding the automotive industry, commodity prices, foreign currency exchange rates and overall global economic conditions, which the Company disclosed when it released its guidance. The Company’s key 2009 assumptions include:
•	North American auto production of 12.3 million vehicles

•	European production of 21.2 million vehicles

•	North American institutional building construction spending up 3%

•	International non-residential construction spending up 5%

•	Flat North American residential HVAC market

•	Relatively stable global demand for its aftermarket products and services

•	Increase in commodity costs such as steel, chemical and resin

•	Decrease in commodity costs such as lead, copper and diesel fuel

•	Euro to U.S. dollar exchange rate of $1.40
There have been a number of events that have negatively impacted the global economic environment that make it likely that actual general economic conditions in 2009 will not match key assumptions on which the Company based its guidance. For example, commodity prices have been extremely volatile making it difficult to manage those costs, global credit markets have continued to deteriorate which has adversely affected business and consumer confidence and automotive sales have declined significantly. In addition, certain U.S. automakers have warned of their inability to meet their financial obligations in the short term without financial intervention from the U.S. government. To the extent actual general economic conditions in 2009 ultimately do not match key assumptions on which we based the October guidance, our actual results could differ, materially, from the financial guidance we have provided.
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
FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007
Summary

	Year Ended
	September 30,
(in millions)	2008	2007	Change
Net sales	$38,062	$34,624	10%
Segment income	2,077	1,884	10%
•	Net sales increased $3.4 billion, primarily due to higher net sales in the power solutions business ($1.2 billion) related to higher unit prices resulting from significant increases in the cost of lead during the year, higher building efficiency net sales ($0.8 billion) and the favorable impact of foreign currency translation ($1.9 billion), partially offset by lower sales in the automotive experience business ($0.5 billion) reflecting weaker North American and European automotive markets.

•	Excluding the favorable effects of foreign currency translation, consolidated net sales increased 4% as compared to the prior year.

•	Segment income increased $193 million, primarily due to higher volumes and margins in the building efficiency business ($74 million), a favorable product mix in the power solutions segment despite increased lead costs ($12 million) and the favorable impact of foreign currency translation ($132 million), partially offset by the impact of lower North American and European automobile production ($25 million).

•	Excluding the favorable effects of foreign currency translation, consolidated segment income increased 3% as compared to the prior year.
Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2008	2007	Change	2008	2007	Change
North America systems	$2,282	$2,027	13%	$256	$216	19%
North America service	2,409	2,273	6%	224	197	14%
North America unitary products	810	953	-15%	2	65	-97%
Global workplace solutions	3,197	2,677	19%	59	79	-25%
Europe	2,710	2,406	13%	114	77	48%
Rest of world	2,713	2,401	13%	302	216	40%

	$14,121	$12,737	11%	$957	$850	13%

Net Sales:
•	The increase in North America systems was primarily due to higher systems product and equipment commercial volumes in the construction and replacement markets ($231 million), the impact of current year acquisitions ($10 million) and the favorable impact of foreign currency translation ($14 million).

•	The increase in North America service was primarily due to growth in the truck-based and energy performance contracting businesses ($77 million), the impact of current year acquisitions ($42 million) and the favorable impact of foreign currency translation ($17 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market which has and continues to impact the need for HVAC equipment in new construction housing starts.

•	The increase in global workplace solutions primarily reflects a higher volume of global pass-through contracts ($62 million), a net increase in services to existing customers ($283 million), new business ($12 million) and the favorable impact of foreign currency translation ($163 million).

•	The increase in Europe reflects the favorable impact of foreign currency translation ($271 million) and market and penetration growth ($33 million).

•	The increase in rest of world is due to volume increases mainly in Latin America, Asia and the Middle East ($183 million) and the favorable impact of foreign currency translation ($129 million).
Segment Income:
•	The increases in North America systems and North America service were primarily due to higher sales volumes and improving gross margins through pricing and operational efficiencies net of increased commodities costs ($118 million), partially offset by additional SG&A expenses to support business growth initiatives ($45 million) and a nonrecurring contract benefit received in the prior year ($6 million).

•	The decrease in North America unitary products was primarily due to the decline in sales volumes and increased commodities costs partially offset by pricing ($60 million) and purchase accounting adjustments related to a September 2007 equity investment in a joint venture ($3 million).

•	The decrease in global workplace solutions was primarily due to less favorable margins and mix in North American contracts.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation ($16 million) and continuing benefit from prior restructuring plans, branch office redesign and manufacturing footprint changes ($51 million), partially offset by increased SG&A expenses to support business growth and system implementations ($30 million).

•	The increase in rest of world was primarily due to higher sales volumes and margin improvements in Asia, Latin America and the Middle East ($69 million) and the favorable impact of foreign currency translation ($17 million).
Automotive Experience

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2008	2007	Change	2008	2007	Change
North America	$6,723	$7,276	-8%	$79	$72	10%
Europe	9,854	8,878	11%	464	445	4%
Asia	1,514	1,398	8%	36	2	*

	$18,091	$17,552	3%	$579	$519	12%

*	Measure not meaningful.
Net Sales:
•	The decrease in North America was primarily due to volume reductions with Ford Motor Company, General Motors Corporation, Chrysler LLP, Nissan Motor Company and Toyota Motor Corporation. Additionally, a strike at a U.S. supplier to one of our major customers had an unfavorable impact on net sales of $103 million. This was partially offset by the acquisition of the interior product assets of Plastech Engineered Products, Inc., in July 2008, which had a favorable impact of $85 million.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation ($1.1 billion), partially offset by annual pricing adjustments ($113 million).

•	The increase in Asia was primarily due to higher volumes with Nissan Motor Company in Japan and a consolidated joint venture in Korea ($155 million), partially offset by the unfavorable impact of foreign currency translation ($39 million).
Segment Income:
•	The increase in North America was primarily due to favorable gross margins from purchasing savings ($57 million), operational efficiencies ($49 million) and commercial recoveries ($44 million), partially offset by lower production volumes ($98 million), a strike at a U.S. supplier to one of our major customers ($30 million) and the unfavorable impact of the acquisition of the interior product assets of Plastech Engineered Products, Inc., in July 2008 ($15 million).

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation ($85 million) and purchasing savings ($110 million), partially offset by lower platform pricing adjustments and lower economic recoveries of material cost increases ($142 million) and lower sales volumes ($34 million).

•	The increase in Asia was primarily due to higher volumes ($31 million), purchasing savings ($9 million) and higher equity income from joint ventures in China ($14 million), partially offset by higher employee expenses to support market expansion ($20 million).
Power Solutions

	Year Ended
	September 30,
(in millions)	2008	2007	Change
Net sales	$5,850	$4,335	35%
Segment income	541	515	5%
•	Net sales increased primarily due to the impact of higher lead costs on pricing ($863 million), improved price/product mix ($358 million), the favorable impact of foreign currency translation ($262 million) and higher sales volumes ($32 million).

•	Segment income increased due to higher volumes and operational efficiencies ($44 million), higher equity income from joint ventures mainly in Asia ($19 million) and the favorable impact of foreign currency translation ($14 million), partially offset by higher lead costs not recovered through pricing ($51 million).
Restructuring Costs
To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge relates to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the initiative by early 2010. The automotive-related restructuring is in response to the fundamentals of the European and North American automotive markets. The actions target reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially in Europe. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its regional manufacturing capacity.
The 2008 Plan included workforce reductions of approximately 9,400 employees (3,700 for automotive experience — North America, 3,400 for automotive experience — Europe, 300 for building efficiency — North America, 900 for building efficiency — Europe, 600 for building efficiency — rest of world, and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2008, approximately 750 of the employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 21 plant closures (9 for automotive experience — North America, 9 for automotive experience — Europe, 1 for building efficiency — North America, and 2 for power solutions). As of September 30, 2008, none of the plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
Net Financing Charges

	Year Ended
	September 30,
(in millions)	2008	2007	Change
Net financing charges	$258	$277	-7%
•	Net financing charges decreased slightly primarily due to lower borrowing levels during fiscal 2008.
Provision for Income Taxes
The Company’s base effective income tax rate for continuing operations for fiscal 2008 and 2007 was 21.0% (prior to certain discrete period items as outlined below).
The Company’s base effective tax rate for fiscal 2008 increased due to the fourth quarter restructuring charge, which was recorded using a blended statutory rate of 12.4% resulting in a $43 million discrete period tax adjustment.
The Company’s base effective tax rate for fiscal 2007 was reduced as a result of the favorable resolution of certain tax audits ($28 million), a change in tax status of an automotive experience subsidiary in the Netherlands ($22 million) and a nonrecurring tax benefit related to the use of a portion of the Company’s capital loss carryforward valuation allowance ($7 million), partially offset by the impact from the reduction in the German federal income tax rate ($20 million).
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

Uncertain Tax Positions
The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN 48 as of October 1, 2007. As such, accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.
In the second and fourth quarters of fiscal 2007, the Company reduced its income tax liability by $15 million and $13 million, respectively, due to the favorable resolution of certain tax audits.
The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2008, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities, may differ materially from the amounts accrued for each year.
Change in Statutory Tax Rates
In December 2007, Canada enacted a new tax law which effectively reduced the income tax rates from 35% to 32%. A Business Flat Tax (IETU) was enacted on October 1, 2007, in Mexico that provides for a tax rate of 16.5% to 17.5% on a modified tax base with a credit for corporate income tax paid. On December 28, 2007, Italy enacted reductions in regional taxes from 4.25% to 3.9% effective January 1, 2008. These tax law changes did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
The German Corporate Tax Reform Act was enacted on August 14, 2007, and resulted in a decrease of the combined Corporate Income Tax and Trade Tax rates. The new rates will apply to the Company’s German entities effective October 1, 2007. The Company’s tax provision increased $20 million in the fourth quarter of fiscal 2007 as a result of this German tax law change.
In March 2007, the People’s National Congress in the People’s Republic of China approved a new tax reform law to align the tax regime applicable to non-U.S.-owned Chinese enterprises with those applicable to domestically-owned Chinese enterprises. The new law was effective on January 1, 2008. The tax reform law did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
On July 19, 2007, the U.K. enacted a new tax law, which reduced the main corporate income tax rate from 30% to 28%. The reduction went into effect on April 1, 2008. The U.K. tax rate change did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
Change in Tax Status of Non-U.S. Subsidiary
In the second quarter of fiscal 2007, the tax provision decreased as a result of a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands.
The change in tax status resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of this investment. This election changed the tax status of the subsidiary from a controlled non-U.S. corporation (i.e., taxable entity) to a branch (i.e., flow through entity similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109.

Discontinued Operations
In fiscal 2007, the Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors and 35% for its engine electronics business, which approximates the local statutory rate adjusted for permanent differences.
Minority Interests in Net Earnings of Subsidiaries
Minority interests in net earnings of subsidiaries were $24 million in fiscal 2008 compared with $12 million in the prior year primarily due to higher earnings at a power solutions joint venture, offset by losses at certain automotive experience North America joint ventures because of the decline in the North American automotive industry.
Net Income
Net income for fiscal 2008 was $979 million, 25% below the prior year’s $1.3 billion, primarily due to a restructuring charge recorded in the fourth quarter ($434, net of tax) and lower volumes in automotive experience North America and Europe, partially offset by higher volumes and improved margins in the building efficiency and power solutions businesses. Fiscal 2008 diluted earnings per share from continuing operations were $1.63, a 25% decrease from the prior year’s $2.16. Excluding the restructuring charge, net income for fiscal 2008 was $1.4 billion, 12% above the prior year’s net income and diluted earnings per share from continuing operations were $2.33, an 8% increase from the prior year.
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
Restructuring Costs
As part of its continuing efforts to reduce costs and improve the efficiency of its global operations, the Company committed to a restructuring plan (2006 Plan) in the third quarter of fiscal 2006 and recorded a $197 million restructuring charge. The 2006 Plan primarily included workforce reductions and plant consolidations in the automotive experience and building efficiency businesses. The automotive experience business related restructuring was focused on improving the profitability associated with the manufacturing and supply of instrument panels, headliners and other interior components in North America and increasing the efficiency of seating component operations in Europe. The charges associated with the building efficiency business primarily related to Europe where the Company launched a systems redesign initiative. During the fourth quarter of fiscal 2006, automotive experience — North America recorded an additional $8 million for employee severance and termination benefits.
The 2006 Plan included workforce reductions of approximately 5,000 employees (2,500 for automotive experience — North America, 1,400 for automotive experience — Europe, 200 for building efficiency — North America, 600 for building efficiency — Europe, 280 for building efficiency — Rest of World and 20 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2007, approximately 4,400 employees have been separated from the Company pursuant to the 2006 Plan. In addition, the 2006 Plan includes 15 plant closures (10 in automotive experience — North America, 3 in automotive experience — Europe, 1 in building efficiency — Europe and 1 in building efficiency — Rest of World). As of September 30, 2008, 14 of the 15 plants had been closed. The charge for the impairment of the long-lived assets associated with the plant closures was determined using an undiscounted cash flow analysis.
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
The Company’s base effective tax rate for fiscal 2007 was further reduced as a result of the favorable resolution of certain tax audits ($28 million), a change in tax status of an automotive experience subsidiary in the Netherlands ($22 million) and a nonrecurring tax benefit related to the use of a portion of the Company’s capital loss carryforward valuation allowance ($7 million), partially offset by the impact from the reduction in the German federal income tax rate ($20 million).
The Company’s base effective tax rate for fiscal 2006 was further reduced as a result of a reversal of valuation allowances at certain Mexican and German subsidiaries of $32 million and $131 million, respectively, a $19 million discrete period tax benefit related to the third quarter 2006 restructuring charge using a blended statutory tax rate of 30.6%, a $10 million tax benefit related to a favorable tax audit resolution in a non-U.S. country, an $11 million tax benefit related to a change in tax status for subsidiaries in Hungary and the Netherlands and a $4 million tax benefit related to the disposition of an interest in a German joint venture, partially offset by $31 million of tax expense related to the repatriation of non-U.S. earnings.
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
Uncertain Tax Positions
The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies were provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.”
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
Change in Statutory Tax Rates
The German Corporate Tax Reform Act was enacted on August 14, 2007, and resulted in a decrease of the combined Corporate Income Tax and Trade Tax rates. The new rates apply to the Company’s German entities effective October 1, 2007. The Company’s tax provision increased $20 million in the fourth quarter of fiscal 2007 as a result of this German tax law change.
In March 2007, the People’s National Congress in the People’s Republic of China approved a new tax reform law to align the tax regime applicable to non-U.S.-owned Chinese enterprises with those applicable to domestically-owned Chinese enterprises. The new law became effective on January 1, 2008. The tax reform law does not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
On July 19, 2007, the U.K. enacted a new tax law, which reduces the main corporate income tax rate from 30% to 28%. The reduction went into effect on April 1, 2008. The U.K. tax rate change did not have a material impact on the company’s consolidated financial condition, results of operations or cash flows.
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
Discontinued Operations
The Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors and 35% for its engine electronic business, which approximates the local statutory rate adjusted for permanent differences.
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
GOODWILL AND OTHER INVESTMENTS
Goodwill at September 30, 2008 was $6.5 billion, $382 million higher than the prior year. The increase was primarily due to the impact of current year acquisitions and foreign currency translation adjustments. The impairment testing performed by the Company at September 30, 2008, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed at that time. (Refer to “Goodwill and Other Intangible Assets” below in the “Critical Accounting Estimates and Policies” section for the Company’s policy on impairment testing.)
Investments in partially-owned affiliates at September 30, 2008 were $863 million, $68 million more than the prior year. The increase was primarily due to positive earnings and increased advances to certain automotive experience and power solutions joint ventures primarily in Asia.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital

	September 30,	September 30,
(in millions)	2008	2007	Change
Working capital	$1,225	$1,441	-15%

Accounts receivable	6,472	6,600	-2%
Inventories	2,099	1,968	7%
Accounts payable	5,225	5,365	-3%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The decrease in working capital at September 30, 2008 as compared to the prior year is primarily due to lower accounts receivable and accounts payable and the restructuring reserve recorded in the current year.

•	The Company’s days sales in accounts receivable (DSO) at September 30, 2008 were 58, consistent with the prior year. The decrease in accounts receivable compared to September 30, 2007 is due to a decrease in sales in automotive experience in the current year fourth quarter as compared to the same quarter in the prior year. There has been no significant deterioration in the level of overdue receivables or material changes in revenue recognition methods.

•	The Company’s inventory turns at September 30, 2008 were slightly higher than those at September 30, 2007 mainly due to improvements in inventory management.

•	Days payable at September 30, 2008 increased to 73 days from 71 days in the prior year due to the timing of supplier payments.
Cash Flow

	Year Ended September 30,
(in millions)	2008	2007
Cash provided by operating activities	$1,928	$1,913
Cash used by investing activities	1,270	1,051
Cash used by financing activities	895	542
Capital expenditures	807	828
•	The increase in cash provided by operating activities primarily reflects favorable working capital changes in accounts receivable and other current assets, partially offset by unfavorable working capital changes in accounts payable and accrued liabilities.

•	The increase in cash used in investing activities is primarily due to higher acquisition costs in the current fiscal year.

•	The increase in cash used by financing activities is primarily due to higher debt repayments and dividends in the current fiscal year.

•	The majority of the capital spending for property, plan and equipment for fiscal 2008 was for investments within the automotive experience business.
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
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. At September 30, 2008, the Company recorded a $43 million impairment charge as part of its 2008 restructuring plan (refer to Note 15, “Restructuring Costs” of the notes to the consolidated financial statements in Item 8 of this report). The Company concluded there were no other impairments at September 30, 2008. The Company will continue to monitor developments in the automotive industry.
Capitalization

	September 30,	September 30,
(in millions)	2008	2007	Change
Total debt	$3,944	$4,418	-11%
Shareholders’ equity	9,424	8,907	6%

Total capitalization	$13,368	$13,325	0%

Total debt as a % of total capitalization	30%	33%

•	On June 1, 2008, the Company retired $200 million of York International Corporation fixed rate bonds that matured. The Company used proceeds from commercial paper issuances to repay the bonds.

•	In fiscal 2008, the Company entered into new revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. At September 30, 2008, the Company had drawn 150 million euro on the credit facility expiring in May 2011.

•	In December 2007, the Company entered into a 25 billion yen ($220 million), three year, floating rate loan agreement. The Company borrowed the 25 billion yen on January 15, 2008.

•	On January 17, 2008 and February 1, 2008, the Company retired $500 million and $175 million, respectively, in floating rate notes and fixed rate bonds at maturity. The Company used a combination of cash, proceeds from commercial paper issuances and proceeds under the new three year, floating rate yen loan to repay the notes and bonds.

•	In fiscal 2007, the Company entered into a five-year, $2.05 billion revolving credit facility which expires in December 2011. This facility replaced a five-year $1.6 billion revolving credit facility that would have expired in October 2010 and serves as the commercial paper backup facility. There were no draws on the committed credit line as of September 30, 2008.

•	In December 2006, the Company entered into a 12 billion yen ($104 million), three year, floating rate loan. The net proceeds of the bank loan were used to repay unsecured commercial paper obligations.

•	In November 2006, the Company issued commercial paper to repay a $350 million note that matured.

•	The Company also selectively makes use of short-term credit lines in both U.S. dollars and euros. The Company estimates that, as of September 30, 2008, it could borrow up to $1.0 billion at its current debt ratings on committed and uncommitted credit lines.

•	The Company is in compliance with all covenants and other requirements set forth in its credit agreements and indentures and expects to be in compliance in the foreseeable future. None of the Company’s debt agreements requires accelerated repayment in the event of a decrease in credit ratings.

•	The Company believes its capital resources and liquidity position at September 30, 2008, are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, pension contributions, debt maturities and any potential acquisitions in fiscal 2009 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the long-term.

A summary of the Company’s significant contractual obligations as of September 30, 2008 is as follows (in millions):

					2014
	Total	2009	2010-2011	2012-2013	and Beyond
Contractual Obligations

Long-term debt (including capital lease obligations)*	$3,488	$287	$1,163	$405	$1,633

Interest on long-term debt (including capital lease obligations)*	1,680	167	297	231	985

Operating leases	911	257	349	164	141

Purchase obligations	2,686	1,709	644	238	95

Pension and postretirement contributions	480	44	94	95	247

Total contractual cash obligations	$9,245	$2,464	$2,547	$1,133	$3,101

*	See “Capitalization” for additional information related to the Company’s long-term debt.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
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
Revenue Recognition
The Company recognizes revenue from long-term systems installation contracts of the building efficiency business over the contractual period under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded in unbilled accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.
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
Goodwill and Other Intangible Assets
In conformity with U.S. GAAP, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at September 30, 2008, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are also subject to impairment testing on at least an annual basis. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.
Employee Benefit Plans
The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health care. Plan assets and obligations are recorded annually, or more frequently if there is a remeasurement event, based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods.
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
The discount rate used by the Company is based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of the Company’s pension plans’ participants’ demographics and benefit payment terms. The Company’s discount rate on U.S. plans was 7.50% and 6.50% at September 30, 2008 and 2007, respectively.
In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 50% to 60% of the plans’ assets were invested in equities, with the balance primarily invested in fixed income instruments. At both September 30, 2008 and 2007, the Company’s expected long-term return on U.S. plan assets was 8.50%. If actual returns on plan assets are less than our expectations, additional contributions may be required.
For purposes of expense recognition, the Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a three-year period. As of September 30, 2008, the Company had approximately $254 million of unrecognized asset losses associated with its U.S. pension plans, which will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.
Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Product Warranties
The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates. At September 30, 2008, the Company had recorded $204 million of warranty reserves based on an analysis of return rates and other factors. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ significantly from those estimates.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At September 30, 2008, the Company had a valuation allowance of $373 million, of which $294 million relates to net operating loss carryforwards primarily in Brazil, Italy, and the United Kingdom, for which sustainable taxable income has not been demonstrated; $45 million relates to net capital loss carryforwards, primarily in the U.S., for which future capital gains are not assured; and $34 million for other deferred tax assets. The Company does not provide additional U.S. income taxes on undistributed earnings of consolidated non-U.S. subsidiaries included in shareholders’ equity. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.
NEW ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. This statement is effective sixty days after approval by the Securities and Exchange Commission. The Company does not expect the effects of adopting SFAS No. 162 to be significant.
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). The Company has determined that the adoption of SFAS No. 161 will not be material to its consolidated financial condition and results of operations.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in the first quarter of fiscal 2009 (October 1, 2008). The Company has determined that the adoption of SFAS No. 157 will not be material to its consolidated financial condition and results of operations.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 16 for the impact of the Company’s adoption of FIN 48 as of October 1, 2007.
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
For interest hedges such as interest rate swaps, the Company utilizes the long haul method and assesses retrospective and prospective effectiveness and measures ineffectiveness on a quarterly basis.
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
The Company selectively finances its foreign operations with local, non-U.S. dollar debt. In those instances, the foreign currency denominated debt serves as a natural hedge of the foreign operations’ net asset positions. The Company has also entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income (OCI) account within shareholders’ equity where they offset gains and losses recorded on the Company’s net investment in Japan.
The Company also selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain non-U.S. operations. Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest based on variable euro rates on the outstanding notional principal amounts in dollars and euros, respectively. The cross-currency interest rate swaps are recorded in the consolidated statement of financial position at fair value, with changes in value attributable to changes in foreign currency exchange rates recorded in the foreign currency translation adjustments component of accumulated OCI. During the course of the fiscal year 2008, the Company settled all of its euro cross-currency interest rate swaps. In addition, during fiscal 2008, the Company entered into a yen cross-currency interest rate swap to hedge a three-year 18 billion yen denominated bank borrowing back to U.S. dollars. The currency effects of the swap and translation of the debt obligation are reflected in the income statement and the change in value of the swap and debt obligation offset.
Sensitivity Analysis
The following table indicates the total U.S. dollar equivalents of net foreign exchange contracts (hedging transactional exposure) and non-U.S. dollar denominated cash, debt and cross-currency interest rate swaps (hedging translation exposure) outstanding by currency and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2008.
As previously noted, the Company’s policy prohibits the trading of financial instruments for speculative purposes. It is important to note that gains and losses indicated in the sensitivity analysis would largely be offset by gains and losses on the underlying receivables, payables and net investments in non-U.S. subsidiaries described above (in millions, in U.S. dollar equivalent):

	September 30, 2008
	Non-U.S. dollar
	Financial Instruments
	Designated as Hedges of:
	Transactional	Translation	Net	Foreign Exchange
	Foreign	Foreign	Amounts of	Gain/(Loss) from:
	Exposure	Exposure	Instruments	10%	10%
	Long/	Long/	Long/	Appreciation	Depreciation
	(Short)	(Short)	(Short)	of U.S. Dollar	of U.S. Dollar
British pound	$(97)	$(171)	$(268)	$27	$(27)
Canadian dollar	(106)	31	(75)	8	(8)
Chinese renminbi	17	—	17	(2)	2
Czech koruna	(7)	301	294	(29)	29
Danish krone	46	(12)	34	(3)	3
Euro	(241)	858	617	(62)	62
Japanese yen	34	437	471	(47)	47
Mexican peso	79	31	110	(11)	11
Polish zloty	(70)	(105)	(175)	18	(18)
Swedish krona	19	13	32	(3)	3
Swiss franc	56	64	120	(12)	12
Other	(13)	216	203	(20)	20

Total	$(283)	$1,663	$1,380	$(136)	$136

Interest Rates
The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt and financial instruments that are indexed to short-term market rates. The Company will use interest rate swaps to offset its exposure to interest rate movements. In accordance with SFAS No. 133, the existing swaps qualify and are designated as fair value hedges. A 10% increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would result in a change in pre-tax interest expense of approximately $7 million.
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
ENVIRONMENTAL, HEALTH AND SAFETY AND OTHER MATTERS
The Company’s global operations are governed by Environmental Laws and Worker Safety Laws. Under various circumstances, these laws impose civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance and require remediation at sites where Company-related substances have been released into the environment.
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
Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2008 related solely to environmental compliance were not material. At September 30, 2008 and 2007, the Company recorded environmental liabilities of $44 million and $41 million, respectively. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At September 30, 2008 and 2007, the Company recorded conditional asset retirement obligations of $75 million and $81 million, respectively.
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
QUARTERLY FINANCIAL DATA

(in millions, except per share data)	First	Second	Third	Fourth	Full
(unaudited)	Quarter	Quarter	Quarter	Quarter	Year
2008
Net sales	$9,484	$9,406	$9,865	$9,307	$38,062
Gross profit	1,307	1,310	1,485	1,424	5,526
Income before the cumulative effect of a change in accounting principle	235	289	439	16	979
Net income	235	289	439	16	979
Earnings per share
Basic*	0.40	0.49	0.74	0.03	1.65
Diluted*	0.39	0.48	0.73	0.03	1.63

2007
Net sales	$8,210	$8,492	$8,911	$9,011	$34,624
Gross profit	1,074	1,193	1,384	1,425	5,076
Income before the cumulative effect of a change in accounting principle	162	228	396	466	1,252
Net income	162	228	396	466	1,252
Earnings per share
Basic*	0.28	0.39	0.67	0.79	2.12
Diluted*	0.27	0.38	0.66	0.77	2.09

*	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.
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
Milwaukee WI 53202
Telephone (414) 212 1600
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Johnson Controls, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 1 and 16 to the consolidated financial statements, the Company adopted FASB Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective October 1, 2007. In addition, as discussed in Note 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective September 30, 2007.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 25, 2008

Johnson Controls, Inc.
Consolidated Statements of Income

	Year ended September 30,
(in millions, except per share data)	2008	2007	2006
Net sales
Products and systems*	$30,568	$27,848	$27,108
Services*	7,494	6,776	5,127

	38,062	34,624	32,235

Cost of sales
Products and systems	26,492	24,107	23,861
Services	6,044	5,441	3,945

	32,536	29,548	27,806

Gross profit	5,526	5,076	4,429
Selling, general and administrative expenses	(3,565)	(3,281)	(2,933)
Restructuring costs	(495)	—	(197)
Net financing charges	(258)	(277)	(273)
Equity income	116	89	112

Income before income taxes and minority interests	1,324	1,607	1,138
Provision for income taxes	321	300	63
Minority interests in net earnings of subsidiaries	24	12	42

Income from continuing operations	979	1,295	1,033
Income (loss) from discontinued operations, net of income taxes	—	(10)	2
Loss on sale of discontinued operations, net of income taxes	—	(33)	—

Income before the cumulative effect of a change in accounting principle	979	1,252	1,035
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(7)

Net income	$979	$1,252	$1,028

Earnings available for common shareholders	$979	$1,252	$1,028

Earnings per share from continuing operations
Basic	$1.65	$2.19	$1.77
Diluted	$1.63	$2.16	$1.75

Earnings per share before the cumulative effect of a change in accounting principle
Basic	$1.65	$2.12	$1.77
Diluted	$1.63	$2.09	$1.75

Earnings per share
Basic	$1.65	$2.12	$1.76
Diluted	$1.63	$2.09	$1.74

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2008	2007
Assets

Cash and cash equivalents	$384	$674
Accounts receivable, less allowance for doubtful accounts of $87 and $75, respectively	6,472	6,600
Inventories	2,099	1,968
Other current assets	1,721	1,630

Current assets	10,676	10,872

Property, plant and equipment — net	4,389	4,208
Goodwill	6,513	6,131
Other intangible assets — net	769	773
Investments in partially-owned affiliates	863	795
Other noncurrent assets	1,777	1,326

Total assets	$24,987	$24,105

Liabilities and Shareholders’ Equity

Short-term debt	$456	$264
Current portion of long-term debt	287	899
Accounts payable	5,225	5,365
Accrued compensation and benefits	1,024	978
Accrued income taxes	117	97
Other current liabilities	2,701	2,317

Current liabilities	9,810	9,920

Long-term debt	3,201	3,255
Postretirement health and other benefits	236	256
Other noncurrent liabilities	2,080	1,639

Long-term liabilities	5,517	5,150

Commitments and contingencies (Note 18)

Minority interests in equity of subsidiaries	236	128

Common stock, $.01 7/18 par value shares authorized: 1,800,000,000 shares issued: 2008 — 594,169,139; 2007 — 595,384,212	8	8
Capital in excess of par value	1,547	1,452
Retained earnings	7,300	6,698
Treasury stock, at cost (2008 — 3,372,332 shares; 2007 — 1,617,978 shares)	(102)	(33)
Accumulated other comprehensive income	671	782

Shareholders’ equity	9,424	8,907

Total liabilities and shareholders’ equity	$24,987	$24,105

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows

	September 30,
(in millions)	2008	2007	2006
Operating Activities
Net income	$979	$1,252	$1,028

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	745	687	661
Amortization of intangibles	38	45	44
Equity in earnings of partially-owned affiliates, net of dividends received	(15)	(1)	(15)
Deferred income taxes	(40)	(63)	(404)
Minority interests in net earnings of subsidiaries	24	12	42
Non-cash restructuring costs	43	—	51
Loss on sale of discontinued operations	—	33	—
Equity-based compensation	48	48	61
Other	48	25	18
Changes in working capital, excluding acquisitions and divestitures of businesses
Receivables	281	(617)	244
Inventories	(49)	(150)	(77)
Other current assets	88	(262)	(32)
Restructuring reserves	388	(161)	59
Accounts payable and accrued liabilities	(694)	1,052	(379)
Accrued income taxes	44	13	116

Cash provided by operating activities	1,928	1,913	1,417

Investing Activities
Capital expenditures	(807)	(828)	(711)
Sale of property, plant and equipment	52	83	90
Acquisition of businesses, net of cash acquired	(277)	(17)	(2,629)
Business divestitures	—	89	—
Settlement of cross-currency interest rate swaps	(160)	(145)	66
Changes in long-term investments	(78)	(233)	108

Cash used by investing activities	(1,270)	(1,051)	(3,076)

Financing Activities
Increase (decrease) in short-term debt — net	173	(43)	(531)
Increase in long-term debt	240	115	2,739
Repayment of long-term debt	(935)	(505)	(359)
Payment of cash dividends	(297)	(195)	(218)
Proceeds from the exercise of stock options	34	104	97
Purchases of treasury stock	(69)	(26)	—
Other	(41)	8	13

Cash provided (used) by financing activities	(895)	(542)	1,741

Effect of exchange rate changes on cash and cash equivalents	(53)	61	40

Increase (decrease) in cash and cash equivalents	$(290)	$381	$122

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Shareholders’ Equity

						Accumulated
			Capital in		Treasury	Other
		Common	Excess of	Retained	Stock,	Comprehensive
(in millions, except per share data)	Total	Stock	Par Value	Earnings	at Cost	Income (Loss)

At September 30, 2005	$6,058	$8	$1,092	$4,905	$(7)	$60
Comprehensive income:
Net income	1,028	—	—	1,028	—	—
Foreign currency translation adjustments	274	—	—	—	—	274
Realized and unrealized gains on derivatives	20	—	—	—	—	20
Minimum pension liability adjustment	12	—	—	—	—	12
Other comprehensive income	306

Comprehensive income	1,334

Cash dividends
Common ($0.37 per share)	(218)	—	—	(218)	—	—
Other, including options exercised	181	—	181	—	—	—

At September 30, 2006	7,355	8	1,273	5,715	(7)	366
Comprehensive income:
Net income	1,252	—	—	1,252	—	—
Foreign currency translation adjustments	479	—	—	—	—	479
Realized and unrealized losses on derivatives	(4)	—	—	—	—	(4)
Minimum pension liability adjustment	1	—	—	—	—	1

Other comprehensive income	476

Comprehensive income	1,728
Adjustment to initially adopt SFAS No. 158, net of tax	(60)	—	—	—	—	(60)
Adjustment for the change in measurement date due to the adoption of SFAS No. 158, net of tax	(9)	—	—	(9)	—	—
Cash dividends
Common ($0.44 per share)	(260)	—	—	(260)	—	—
Other, including options exercised	153	—	179	—	(26)	—

At September 30, 2007	8,907	8	1,452	6,698	(33)	782
Comprehensive income:
Net income	979	—	—	979	—	—
Foreign currency translation adjustments	170	—	—	—	—	170
Realized and unrealized losses on derivatives	(93)	—	—	—	—	(93)
Employee retirement plans	(188)	—	—	—	—	(188)

Other comprehensive income	(111)

Comprehensive income	868
Adjustment to initially adopt FIN 48, net of tax	(68)	—	—	(68)	—	—
Cash dividends
Common ($0.52 per share)	(309)	—	—	(309)	—	—
Other, including options exercised	26	—	95	—	(69)	—

At September 30, 2008	$9,424	$8	$1,547	$7,300	$(102)	$671

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Johnson Controls, Inc. and its domestic and non-U.S. subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany transactions have been eliminated. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20% and the Company does not have a controlling interest. Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R), “Consolidation of Variable Interest Entities,” the Company may consolidate a partially-owned affiliate when it has less than a 50% ownership. Gains and losses from the translation of substantially all foreign currency financial statements are recorded in the accumulated other comprehensive income account within shareholders’ equity.
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
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.3 billion and $4.0 billion at September 30, 2008 and 2007, respectively, was determined using market quotes. See Note 11 for fair value of derivative instruments.
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
Pre-Production Costs Related to Long-Term Supply Arrangements
The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred. Customer reimbursements are recorded as an increase in cash and a reduction of selling, general and administrative expense when reimbursement from the customer is received. Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2008 and 2007, approximately $158 million and $215 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2008 and 2007, the Company recorded within other current assets approximately $192 million and $171 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is assured.
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
Goodwill and Other Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company performs an annual goodwill impairment review of its reporting units during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses historical multiples of earnings and published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2008 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment exists.
Indefinite lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment exists at September 30, 2008.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2008, the Company recorded a $43 million impairment charge as part of its 2008 restructuring plan (see Note 15). The Company concluded there were no other impairments at September 30, 2008. The Company will continue to monitor developments in the automotive industry.
Percentage-of-Completion Contracts
The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable-net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the consolidated statements of financial position. Amounts included within accounts receivable-net related to these contracts were $670 million and $633 million at September 30, 2008 and 2007, respectively. Amounts included within other current liabilities were $654 million and $538 million at September 30, 2008 and 2007, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Revenue Recognition
The Company’s building efficiency business recognizes revenue from long-term systems installation contracts over the contractual period under the percentage-of-completion method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The amount of accounts receivable due after one year is not significant.
The building efficiency business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.
The Company’s building efficiency business also sells certain heating, ventilating and air conditioning (HVAC) products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative fair value of all elements or the fair value of undelivered elements.
In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.
Research and Development Costs
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. Such expenditures for the years ended September 30, 2008, 2007 and 2006 were $829 million, $767 million and $743 million, respectively.
A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2008, 2007 and 2006, were $405 million, $276 million and $323 million, respectively.
Earnings Per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares include the dilutive effect of common stock equivalents that would arise from the exercise of stock options (see Note 13 regarding stock split).
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive income, were as follows (in millions, net of tax):

	September 30,
	2008	2007
Foreign currency translation adjustments	$1,052	$882
Realized and unrealized gains/losses on derivatives	(34)	59
Employee retirement plans	(347)	(159)

Accumulated other comprehensive income	$671	$782

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
For the fiscal years ended September 30, 2008, 2007 and 2006, the net amounts recognized in earnings due to ineffectiveness were not material. The amount reported as unrealized gains/losses on derivatives in the accumulated OCI account within shareholders’ equity represents the deferred amount of net gain/loss on derivatives designated as cash flow hedges.
Fair Value Hedges — The Company had two interest rate swaps outstanding at September 30, 2008 and one interest rate swap outstanding at September 30, 2007, designated as a hedge of the fair value of a portion of fixed-rate bonds (see Note 11). Both the swap and the hedged portion of the debt are recorded in the consolidated statement of financial position. The change in fair value of the swaps offsets the change in fair value of the hedged debt. For the fiscal years ended September 30, 2008, 2007 and 2006, the net amounts recognized in earnings due to ineffectiveness were not material.
Net Investment Hedges - The Company has entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated OCI account within shareholders’ equity where they offset gains and losses recorded on the Company’s net investment in Japan. During fiscal 2008, the Company entered into a yen cross-currency interest rate swap to hedge a three-year 18 billion yen denominated bank borrowing back to U.S. dollars. The currency effects of the swap and translation of the debt obligation are reflected in the income statement and the change in value of the swap and debt obligation offset. Net interest payments or receipts from the interest rate swaps are recorded as adjustments to interest expense in earnings on a current basis.
The Company also selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain non-U.S. operations. Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest based on variable euro rates on the outstanding notional principal amounts in dollars and euros, respectively. The cross-currency interest rate swaps are recorded in the consolidated statement of financial position at fair value, with changes in value attributable to changes in foreign currency exchange rates recorded in the foreign currency translation adjustments component of accumulated OCI. During the course of the fiscal year 2008, the Company settled all of its euro cross-currency interest rate swaps.
Net losses of approximately $18 million and $38 million associated with hedges of net investments in foreign operations were recorded in the foreign currency translation adjustments component of accumulated OCI account for the periods ended September 30, 2008 and 2007, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
New Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statement presented in conformity with generally accepted accounting principles in the United States. This statement is effective sixty days after approval by the Securities and Exchange Commission. The Company does not expect the effects of adopting SFAS No. 162 to be significant.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). The Company has determined that the adoption of SFAS No. 161 will not be material to its consolidated financial condition and results of operations.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in the first quarter of fiscal 2009 (October 1, 2008). The Company has determined that the adoption of SFAS No. 157 will not be material to its consolidated financial condition and results of operations.
In June 2006, the FASB issued FASB Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 16 for the impact of the Company’s adoption of FIN 48 as of October 1, 2007.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Reclassification
Certain prior year amounts have been revised to conform to the current year’s presentation. Prior year net sales and cost of sales amounts between Products and systems and Services have been reclassified.
2.	ACQUISITIONS
In July 2008, the Company formed a joint venture to acquire the interior product assets of Plastech Engineered Products, Inc. (Plastech). Plastech filed for bankruptcy in February 2008. The Company owns 70% of the newly formed entity and certain Plastech term lenders hold the minority position. The Company contributed cash and injection molding plants to the new entity with a fair value of $262 million. The lenders contributed their rights to receive Plastech’s interiors business obtained in exchange for certain Plastech debt. The combined equity in the new entity was approximately $375 million. Goodwill of approximately $178 million was preliminarily recorded as part of the transaction. The purchase accounting will be completed in fiscal 2009 after third party valuations of acquired assets are complete.
Also in fiscal 2008, the Company completed seven additional acquisitions for a combined purchase price of $108 million, none of which were material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $66 million.
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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
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
In March 2007, the Company completed the sale of the Bristol Compressor business, which was acquired in December 2005 as part of the York transaction (see Note 2) for approximately $40 million, of which $35 million was received in cash in the three months ended March 31, 2007 and $5 million was received in cash in the three months ended September 30, 2007 after final purchase price adjustments. The sale of the Bristol Compressor business resulted in a loss of approximately $49 million ($30 million after-tax), including related costs.
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
The following table summarizes the net sales, income (loss) before income taxes and minority interests, and loss per share from discontinued operations amounts for the fiscal years ended September 30, 2007 and 2006 (in millions, except per share amounts):

	Year Ended September 30,
	2007	2006
Net sales	$54	$178
Income (loss) before income taxes and minority interests	(16)	3
Loss per share from discontinued operations
Basic	$(0.02)	$—

Diluted	$(0.02)	$—

Loss per share on sale of discontinued operations
Basic	$(0.06)	$—

Diluted	$(0.06)	$—

4.	INVENTORIES
Inventories consisted of the following (in millions):

	September 30,
	2008	2007
Raw materials and supplies	$902	$774
Work-in-process	324	329
Finished goods	985	930

FIFO inventories	2,211	2,033
LIFO reserve	(112)	(65)

Inventories	$2,099	$1,968

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Inventories valued by the LIFO method of accounting were approximately 20% and 25% of total inventories at September 30, 2008 and 2007, respectively.
5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in millions):

	September 30,
	2008	2007
Buildings and improvements	$2,243	$2,159
Machinery and equipment	6,555	6,026
Construction in progress	595	536
Land	340	322

Total property, plant and equipment	9,733	9,043
Less accumulated depreciation	(5,344)	(4,835)

Property, plant and equipment — net	$4,389	$4,208

Interest costs capitalized during the fiscal years ended September 30, 2008, 2007, and 2006 were $12 million, $13 million and $21 million, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the fiscal years ended September 30, 2008 and 2007 were as follows (in millions):

			Currency
	September 30,	Business	Translation and	September 30,
	2006	Acquisitions	Other	2007
Building efficiency
North America systems	$496	$—	$1	$497
North America service	615	1	6	622
North America unitary products	473	—	8	481
Global workplace solutions	166	8	7	181
Europe	370	—	22	392
Rest of world	487	1	40	528
Automotive experience
North America	1,176	—	1	1,177
Europe	1,066	12	89	1,167
Asia	200	—	5	205
Power solutions	861	—	20	881

Total	$5,910	$22	$199	$6,131

			Currency
	September 30,	Business	Translation and	September 30,
	2007	Acquisitions	Other	2008
Building efficiency
North America systems	$497	$18	$—	$515
North America service	622	35	—	657
North America unitary products	481	—	—	481
Global workplace solutions	181	6	(9)	178
Europe	392	—	36	428
Rest of world	528	—	46	574
Automotive experience
North America	1,177	178	1	1,356
Europe	1,167	7	45	1,219
Asia	205	—	(5)	200
Power solutions	881	—	24	905

Total	$6,131	$244	$138	$6,513

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	September 30, 2008			September 30, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$302	$(168)	$134	$315	$(147)	$168
Unpatented technology	25	(11)	14	21	(8)	13
Customer relationships	344	(42)	302	306	(24)	282
Miscellaneous	35	(13)	22	47	(32)	15

Total amortized intangible assets	706	(234)	472	689	(211)	478
Unamortized intangible assets
Trademarks	297	—	297	295	—	295

Total intangible assets	$1,003	$(234)	$769	$984	$(211)	$773

Amortization of other intangible assets for the fiscal years ended September 30, 2008 and 2007 was $38 million and $45 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $34 million per year over the next five years.
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
The changes in the carrying amount of the Company’s total product warranty liability for the fiscal years ended September 30, 2008 and 2007 were as follows (in millions):

	2008	2007
Beginning balance	$186	$189
Accruals for warranties issued during the period	183	126
Accruals from acquisitions	—	5
Accruals related to pre-existing warranties (including changes in estimates)	(1)	(4)
Settlements made (in cash or in kind) during the period	(167)	(136)
Currency translation	3	6

Ending balance	$204	$186

8.	LEASES
Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $40 million and $60 million at September 30, 2008 and 2007, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2008, 2007 and 2006 was $399 million, $336 million and $288 million, respectively.
Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2008 were as follows (in millions):

	Capital	Operating
	Leases	Leases
2009	$50	$257
2010	7	200
2011	5	149
2012	4	95
2013	3	69
After 2013	10	141

Total minimum lease payments	79	$911

Interest	(8)

Present value of net minimum lease payments	$71

9.	SHORT-TERM DEBT AND CREDIT AGREEMENTS
Short-term debt consisted of the following (in millions):

	September 30,
	2008	2007
Bank borrowings and commercial paper	$456	$264

Weighted average interest rate on short-term debt outstanding	6.6%	5.0%
The Company has a $2.05 billion committed five-year credit facility to support its outstanding commercial paper. The facility expires in December 2011. There were no draws against the committed credit facility during the year ended September 30, 2008. Average outstanding commercial paper for the fiscal year ended September 30, 2008 was $583 million, and $50 million was outstanding at September 30, 2008.
The Company has three revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. At September 30, 2008, the Company had drawn 150 million euro on the credit facility expiring in May 2011.
10.	LONG-TERM DEBT
Long-term debt consisted of the following (in millions; due dates by fiscal year):

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	September 30,
	2008	2007
Unsecured notes
6.3% due in 2008 ($175 million par value)	$—	$173
6.7% due in 2008 ($200 million par value)	—	202
5.25% due in 2011 ($800 million par value)	800	800
5.8% due in 2013 ($100 million par value)	100	100
4.875% due in 2013 ($300 million par value)	299	299
7.7% due in 2015 ($125 million par value)	125	125
5.5% due in 2016 ($800 million par value)	799	799
7.125% due in 2017 ($150 million par value)	150	150
6.0% due in 2036 ($400 million par value)	395	395
6.95% due in 2046 ($125 million par value)	125	125
Floating rate notes due in 2008 ($500 million par value)	—	500
Capital lease obligations	71	88
Foreign-denominated debt
Euro	42	86
Japanese yen	576	312
Other	6	—

Gross long-term debt	3,488	4,154
Less: current portion	287	899

Net long-term debt	$3,201	$3,255

At September 30, 2008, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 5.3% and the Company’s yen-denominated debt was at floating rates with a weighted average interest rate of 1.3%.
The installments of long-term debt maturing in subsequent fiscal years are: 2009 — $287 million; 2010 — $123 million; 2011 — $1,040 million; 2012 — $3 million, 2013 — $402 million; 2014 and thereafter — $1,633 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.
Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2008, 2007 and 2006 was $288 million, $273 million, and $234 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 11). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.
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
The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates (fair value hedges). In February 2008, the Company entered into a nine-year and five-month interest rate swap to hedge the Company’s 7.125% note maturing in July 2017 ($150 million). Under the swap, the Company receives interest based on a fixed U.S. dollar rate of 7.125% and pays interest based on a floating six-month U.S. dollar LIBOR rate plus 290.9 basis points. A second interest rate swap was entered into June 2008 to hedge the Company’s 4.875% note maturing in September 2013 ($300 million). Under the swap, the Company receives interest based on a fixed U.S. dollar rate of 4.875% and pays interest based on a floating six-month U.S. dollar LIBOR rate plus 52.5 basis points. A third swap that was outstanding as of September 30, 2007, matured in conjunction with the maturity of the underlying debt in February 2008.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain non-U.S. operations. Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest based on variable euro rates on the outstanding notional principal amounts in dollars and euros, respectively. The cross-currency interest rate swaps are recorded in the consolidated statement of financial position at fair value, with changes in value attributable to changes in foreign currency exchange rates recorded in the foreign currency translation adjustments component of accumulated OCI. During the course of the fiscal year 2008, the Company settled all of its euro cross-currency interest rate swaps. In addition, during fiscal 2008, the Company entered into a yen cross-currency interest rate swap to hedge a three-year 18 billion yen denominated bank borrowing back to U.S. dollars. The currency effects of the swap and related debt obligation are reflected in the income statement and the change in value of the swap and debt obligation offset.
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. In March 2004, the Company entered into an equity swap agreement. In connection with the swap agreement, as amended, a third party may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. Although the swap agreement has a stated expiration date, the Company’s intention is to continually renew the swap agreement with the counterparty’s consent. The net effect of the change in the fair value of the swap agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the fiscal years ended September 30, 2008 or 2007. The Company does not apply hedge accounting for this particular hedge.
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
The Company’s derivative instruments are recorded at fair value in the consolidated statement of financial position as follows (in millions at U.S. dollar equivalent):

	September 30,
	2008		2007
	Notional	Fair Value	Notional	Fair Value
	Amount	Asset (Liability)	Amount	Asset (Liability)
Other current assets
Equity swap	$124	$6	$189	$37
Commodity contracts	—	—	333	64

Other noncurrent assets
Commodity contracts	—	—	5	17
Cross-currency interest rate swap	167	3	—	—
Interest rate swaps	450	2	—	—

Other current liabilities
Commodity contracts	242	(42)	—	—
Cross-currency interest rate swaps	—	—	1,301	(63)
Interest rate swap	—	—	175	(2)
Foreign currency exchange contracts	1,509	(17)	1,634	(3)
It is important to note that the Company’s derivative instruments are hedges protecting against underlying changes in foreign currency, interest rates, compensation liabilities and commodity price changes. Accordingly, the implied gains/losses associated with the fair values of foreign currency exchange contracts and cross-currency interest rate swaps would be offset by gains/losses on underlying payables, receivables and net investments in non-U.S. subsidiaries. Similarly, implied gains/losses associated with interest rate swaps offset changes in interest rates and the fair value of long-term debt. The Company does not enter into any derivative for speculative purposes.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The fair values of cross-currency, interest rate swaps and foreign currency exchange contracts were determined using the Company’s treasury management system, which is based on market exchange rates.
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
The Company has three share-based compensation plans, which are described below. The compensation cost charged against income for those plans was approximately $29 million, $82 million and $67 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $11 million, $32 million and $27 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.
Prior to the adoption of SFAS No. 123(R), the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS No. 123(R), the Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of SFAS No. 123(R), an approximate $2 million, $8 million and $11 million reduction of pre-tax compensation cost would have been recognized for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.
Stock Option Plan
Stock Options
The Company’s 2007 Stock Option Plan, as amended (the Plan), which is shareholder-approved, permits the grant of stock options to its employees for up to approximately 38 million shares of new common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest between two and three years after the grant date and expire ten years from the grant date (approximately 34 million shares of common stock remain available to be granted at September 30, 2008).
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

	Year Ended September 30,
	2008*	2007	2006
Expected life of option (years)	4.5 - 5.25	4.75	4.75
Risk-free interest rate	4.06% - 4.23%	4.56%	4.46%
Expected volatility of the Company’s stock	22.00%	22.00%	22.00%
Expected dividend yield on the Company’s stock	1.55%	1.60%	1.70%

*	In 2008, the assumptions used varied based on groupings of optionees.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
A summary of stock option activity at September 30, 2008, and changes for the fiscal year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	Option Price	Option	Life (years)	(in millions)
Outstanding, September 30, 2007	$20.28	29,752,698
Granted	40.20	3,501,930
Exercised	16.39	(2,206,734)
Forfeited or expired	26.76	(454,143)

Outstanding, September 30, 2008	$22.74	30,593,751	6.6	$249

Exerciseable, September 30, 2008	$18.87	18,667,755	5.7	$197

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2008, 2007 and 2006 was $9.08, $5.59 and $5.12, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2008, 2007 and 2006 was approximately $45 million, $125 million and $106 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2008, 2007, and 2006 of approximately $34 million, $104 million and $97 million, respectively.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of SFAS 123(R). The tax benefit from the exercise of stock options, which is recorded in additional paid-in-capital, was $19 million, $39 million and $33 million, respectively, for the fiscal years ended September 30, 2008, 2007 and 2006. The Company does not settle equity instruments granted under share-based payment arrangements for cash.

At September 30, 2008, the Company had approximately $22 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The assumptions used to determine the fair value of the SAR awards at September 30, 2008 were as follows:

Expected life of SAR (years)	.1 - 2.8
Risk-free interest rate	0.97% - 2.22%
Expected volatility of the Company’s stock	22.00%
Expected dividend yield on the Company’s stock	1.52%
     A summary of SAR activity at September 30, 2008, and changes for the fiscal year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Stock	Remaining	Intrinsic
	Average	Appreciation	Contractual	Value
	SAR Price	Rights	Life (years)	(in millions)
Outstanding, September 30, 2007	$20.18	3,068,757
Granted	40.21	357,618
Exercised	17.82	(298,878)
Forfeited or expired	19.31	(215,474)

Outstanding, September 30, 2008	$22.94	2,912,023	6.6	$23

Exerciseable, September 30, 2008	$18.02	1,382,270	5.1	$16

In conjunction with the exercise of SARs granted, the Company made payments of $5 million and $10 million during the fiscal years ended September 30, 2008 and 2007, respectively.

Restricted (Nonvested) Stock

In fiscal year 2002, the Company adopted a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the restricted stock plan vest 50% after two years from the grant date and 50% after four years from the grant date.

A summary of the status of the Company’s nonvested restricted shares at September 30, 2008, and changes for the fiscal year then ended, is presented below:

	Weighted	Shares
	Average	Subject to
	Price	Restriction
Nonvested, September 30, 2007	$23.11	1,213,500
Granted	42.07	516,000
Vested	22.14	(771,000)

Nonvested, September 30, 2008	$34.09	958,500

At September 30, 2008, the Company had approximately $12 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year that are calculated using the treasury stock method for stock options. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to additional paid-in capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in capital, such an amount would be a reduction of the assumed proceeds.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the fiscal years ended September 30, 2008, 2007 and 2006 (in millions):

	Year Ended September 30,
	2008	2007	2006
Income Available to Common Shareholders

Basic and diluted income available to common shareholders	$979	$1,252	$1,028

Weighted Average Shares Outstanding

Basic weighted average shares outstanding	593.1	590.6	583.5
Effect of dilutive securities:
Stock options	8.3	8.6	6.4

Diluted weighted average shares outstanding	601.4	599.2	589.9

Antidilutive Securities
Options to purchase common shares	1.1	0.1	0.4
14.	RETIREMENT PLANS

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

The Company’s investment policies employ an approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed-income investments. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

The Company’s actual asset allocations are in line with target allocations. The Company rebalances asset allocations monthly, or as appropriate, in order to stay within a range of allocation for each asset category.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The Company’s pension plan asset allocations by asset category are shown below:

	2008	2007
Equity securities:
U.S. plans	52%	63%
Non-U.S. plans	46%	52%

Debt securities:
U.S. plans	29%	30%
Non-U.S. plans	47%	41%

Real estate/other:
U.S. plans	14%	5%
Non-U.S. plans	6%	6%

Cash/liquidity:
U.S. plans	5%	2%
Non-U.S. plans	1%	1%
The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital markets in which the plans invest. The average market returns are adjusted, where appropriate, for active asset management returns. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $2,870 million, $2,562 million and $2,089 million, respectively, as of September 30, 2008 and $1,090 million, $996 million and $562 million, respectively, as of September 30, 2007.

In fiscal 2008, total employer and employee contributions to the defined benefit pension plans were $187 million, of which $93 million were voluntary contributions made by the Company. The Company expects to contribute approximately $135 million in cash to its defined benefit pension plans in fiscal year 2009. Projected benefit payments from the plans as of September 30, 2008 are estimated as follows (in millions):

2009	$151
2010	157
2011	163
2012	171
2013	189
2014-2018	1,094
Savings and Investment Plans

The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $39 million, $76 million and $60 million for the fiscal years ended 2008, 2007 and 2006, respectively.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
benefits. Effective January 31, 1994, the Company modified certain salaried plans to place a limit on the Company’s cost of future annual retiree medical benefits at no more than 150% of the 1993 cost.

The September 30, 2008 accumulated postretirement benefit obligation (APBO) for both pre-65 and post-65 years of age employees was determined using assumed medical care cost trend rates of 8.5% decreasing one half percent each year to an ultimate rate of 5.0% and prescription drug trend rates of 10.5% decreasing one half percent each year to an ultimate rate of 6.0%. The September 30, 2007 APBO for both pre-65 and post-65 years of age employees was determined using medical care cost trend rates of 9.0% decreasing one half percent each year to an ultimate rate of 5.0% and prescription drug trend rates of 11.0% decreasing one half percent each year to an ultimate rate of 6.0%. The health care cost trend assumption has a significant effect on the amounts reported. To illustrate, a one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $10 million at September 30, 2008 and the sum of the service and interest costs in fiscal year 2008 by $1 million. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $8 million at September 30, 2008 and the sum of the service and interest costs by $1 million.

The Company expects to contribute approximately $25 million in cash to its postretirement health and other benefit plans in fiscal year 2009. Projected benefit payments from the plans as of September 30, 2008 are estimated as follows (in millions):

2009	$25
2010	26
2011	27
2012	28
2013	28
2014-2018	146
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

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
September 30,	2008	2007	2008	2007	2008	2007
Accumulated Benefit Obligation	$1,905	$1,938	$1,238	$1,336	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	2,202	2,018	1,452	1,340	280	327
Service cost	79	74	39	38	5	6
Interest cost	140	129	73	63	17	19
Plan participant contributions	—	—	7	4	—	—
Acquisitions	6	—	2	—	—	—
Actuarial loss (gain)	(155)	64	(195)	(29)	(22)	(11)
Amendments made during the year	1	(4)	19	6	—	(36)
Benefits paid	(96)	(113)	(60)	(57)	(29)	(30)
Estimated subsidy received	—	—	—	—	3	—
Special termination benefits	—	1	3	—	—	—
Curtailment loss (gain)	1	(1)	(2)	(3)	—	(1)
Settlement	(4)	—	—	—	—	—
Measurement date change	—	34	—	—	—	4
Currency translation adjustment	—	—	(4)	90	(1)	2

Projected benefit obligation at end of year	$2,174	$2,202	$1,334	$1,452	$253	$280

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,077	$1,853	$1,065	$914	$—	$—
Actual return on plan assets	(294)	329	(132)	55	—	—
Acquisitions	4	—	—	—	—	—
Employer and employee contributions	86	8	101	94	29	30
Benefits paid	(96)	(113)	(60)	(57)	(29)	(30)
Settlement payments	(5)	—	—	—	—	—
Currency translation adjustment	—	—	(14)	59	—	—

Fair value of plan assets at end of year	$1,772	$2,077	$960	$1,065	$—	$—

Funded status	$(402)	$(125)	$(374)	$(387)	$(253)	$(280)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$24	$78	$4	$39	$—	$—
Accrued benefit liability	(426)	(203)	(378)	(426)	(253)	(280)

Net amount recognized	$(402)	$(125)	$(374)	$(387)	$(253)	$(280)

Weighted Average Assumptions (1)
Discount rate	7.50%	6.50%	5.50%	4.90%	7.50%	6.50%
Rate of compensation increase	4.20%	4.30%	3.00%	3.00%	NA	NA

(1)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2008 and 2007.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The amounts in accumulated other comprehensive income on the balance sheet, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2008 are as follows (in millions):

		Postretirement
	Pension	Health and Other
	Benefits	Benefits
Accumulated other comprehensive loss (income)
Net transition obligation	$4	$—
Net actuarial loss (gain)	595	(45)
Net prior service cost (credit)	26	(28)

Total	$625	$(73)

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
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cover over the next fiscal year are shown below (in millions):

		Postretirement
	Pension	Health and Other
	Benefits	Benefits
Amortization of:
Net actuarial loss (gain)	$8	$(3)
Net prior service cost (credit)	2	(7)

Total	$10	$(10)

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The table that follows contains the components of net periodic benefit cost (in millions):

	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
Year ended September 30	2008	2007	2006	2008	2007	2006	2008	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$79	$74	$87	$39	$38	$38	$5	$6	$7
Interest cost	140	129	112	73	63	50	17	19	16
Expected return on plan assets	(166)	(151)	(144)	(67)	(55)	(41)	—	—	—
Amortization of transitional obligation	—	(2)	(2)	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	6	10	36	6	8	9	(2)	—	2
Amortization of prior service cost (credit)	2	2	1	—	—	—	(7)	(6)	(2)
Special termination benefits	—	1	2	2	—	—	—	—	—
Curtailment loss (gain)	4	(1)	—	—	(2)	—	—	(1)	(2)
Currency translation adjustment	—	—	—	(2)	1	—	—	—	—

Net periodic benefit cost	$65	$62	$92	$51	$53	$56	$13	$18	$21

Expense Assumptions:
Discount rate	6.50%	6.50%	5.50%	4.90%	4.60%	4.00%	6.50%	6.50%	5.50%
Expected return on plan assets	8.50%	8.25%	8.75%	6.10%	5.60%	5.90%	NA	NA	NA
Rate of compensation increase	4.30%	3.60%	3.80%	3.00%	3.30%	2.75%	NA	NA	NA
15.	RESTRUCTURING COSTS
To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge relates to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the initiative by early 2010. The automotive-related restructuring is in response to the fundamentals of the European and North American automotive markets. The actions target reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially in Europe. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its regional manufacturing capacity.

The 2008 Plan included workforce reductions of approximately 9,400 employees (3,700 for automotive experience – North America, 3,400 for automotive experience – Europe, 300 for building efficiency – North America, 900 for building efficiency – Europe, 600 for building efficiency – rest of world, and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2008, approximately 750 of the employees have been separated from the company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 21 plant closures (9 for automotive experience – North America, 9 for automotive experience – Europe, 1 for building efficiency – North America, and 2 for power solutions). As of September 30, 2008, none of the plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Fixed Asset
	Benefits	Impairment	Other	Total
Original reserve	$443	$43	$9	$495
Utilized — Cash	(8)	—	—	(8)
Utilized — Noncash	—	(43)	—	(43)

Balance at September 30, 2008	$435	$—	$9	$444

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

In the third quarter of fiscal 2006, the Company committed to a restructuring plan (2006 Plan) to reduce costs and improve the efficiency of its global operations and recorded a $197 million restructuring charge in that quarter. During the fourth quarter of fiscal 2006, the Company increased its 2006 Plan restructuring charge by $8 million for additional employee severance and termination benefits. This restructuring charge included workforce reductions of approximately 5,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. In addition, the 2006 Plan included 15 plant closures, of which 14 have been completed as of September 30, 2008. The charge for the impairment of the long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis. As of September 30, 2007, the remaining 2006 Plan reserves were $45 million. During fiscal 2008, the Company utilized $31 million of the reserve through cash payments ($26 million for employee severance and termination benefits and $5 million in other restructuring costs).

In conjunction with the December 2005 York acquisition, the Company recorded restructuring reserves of $161 million, including workforce reductions of approximately 3,150 building efficiency employees, the closure of two manufacturing plants, the merging of other plants and branch offices with existing Company facilities and contract terminations. These restructuring activities were recorded as costs of the acquisition and were provided for in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

As of September 30, 2007, the remaining York restructuring reserves were $56 million. During fiscal 2008, the Company utilized $25 million of the reserve through cash payments ($11 million for employee severance and termination benefits and $14 million in other restructuring costs) and $17 million in noncash adjustments.

During the second quarter of fiscal 2008, due primarily to a need for increased manufacturing capacity and changes in the global footprint, the Company reversed its decision to close two plants originally included in the York restructuring plan. In addition, due to voluntary employee turnover and the decision not to close the two York manufacturing plants, the number of total workforce reductions decreased from 3,150 to 2,800. As such, severance costs were lower than the original liability recognized. In accordance with EITF 95-3, the excess reserves of $21 million were reversed to goodwill during the second quarter of fiscal 2008.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering and purchasing operations, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, the Company is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
16.	INCOME TAXES

An analysis of effective income tax rates for continuing operations is shown below:

	Year Ended September 30,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	0.8	2.7
Foreign income tax expense at different rates and foreign losses without tax benefits	(11.2)	(10.7)	(22.5)
U.S. tax on foreign income	(1.5)	(5.6)	(2.6)
Reserve and valuation allowance adjustments	—	(0.9)	(8.3)
Other	(0.1)	0.1	1.2

Effective income tax rate	24.2%	18.7%	5.5%

The Company’s base effective income tax rate for continuing operations for fiscal years 2008, 2007, and 2006 was 21.0%. The rate remained stable and below the U.S. statutory rate due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate. The Company’s effective tax rates were further adjusted as a result of the following discrete items (in millions):

	Year Ended September 30,
	2008	2007	2006
Federal, state and foreign income tax expense at base effective income tax rate	$278	$337	$239
Restructuring charge	43	—	(19)
Valuation allowance adjustments	—	(7)	(163)
Uncertain tax positions	—	(28)	(10)
Change in statutory tax rates	—	20	—
Foreign dividend repatriation	—	—	31
Disposition of a joint venture	—	—	(4)
Change in tax status of foreign subsidiaries	—	(22)	(11)

Provision for income taxes	$321	$300	$63

Restructuring Charge

In the fourth quarter of fiscal 2008, the Company recorded a $43 million discrete period tax adjustment related to the fourth quarter 2008 restructuring charge using a blended statutory tax rate of 12.4%.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
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

Upon adoption, the Company increased its existing reserves for uncertain tax positions by $93 million. The increase was recorded as a cumulative effect adjustment to shareholders’ equity of $68 million and an increase to goodwill of $25 million related to business combinations in prior years. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $616 million of which $475 million, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $75 million (net of tax benefit). The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense or goodwill, when applicable.

At September 30, 2008, the Company had gross tax effected unrecognized tax benefits of $814 million of which $674 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2008 was approximately $80 million (net of tax benefit). A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Beginning balance	$616
Additions for tax positions related to the current year	186
Additions for tax positions of prior years	21
Reductions for tax positions of prior years	(9)

Ending balance	$814

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities including the major jurisdictions noted below:

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

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
In the U.S., the Company’s tax returns for fiscal 2004 through fiscal 2006 are currently under exam by the Internal Revenue Service (IRS) and the Company’s tax returns for fiscal 1999 through fiscal 2003 are currently under IRS Appeals. Additionally, the Company’s tax returns are currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2004-2005
Belgium	2006-2007
Canada	2004-2006
France	2005-2007
Germany	2001-2003
Italy	2004-2005
Spain	2003-2005
In the twelve months ended September 30, 2008, the Company finalized its U.S. federal tax litigation for fiscal 1997 and fiscal 1998 and, consistent with the established reserves, made a tax payment of $27 million. It is reasonably possible that certain other U.S. and non-U.S. tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, including the resolution of the fiscal 1999 through fiscal 2003 U.S. federal tax years. However, it is not possible to reasonably estimate the effect this may have upon the unrecognized tax benefits. There was no other significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of the statute of limitations, or from other items arising during the twelve months ended September 30, 2008.
In the second and fourth quarters of fiscal 2007, the Company reduced its income tax liability by $15 million and $13 million, respectively, due to the favorable resolution of certain tax audits. In the third quarter of fiscal 2006, the Company recorded a $10 million tax benefit related to a favorable tax audit resolution in a non-U.S. jurisdiction.
Change in Statutory Tax Rates
In December 2007, Canada enacted a new tax law which effectively reduced the income tax rates from 35% to 32%. A Business Flat Tax (IETU) was enacted on October 1, 2007, in Mexico that provides for a tax rate of 16.5% to 17.5% on a modified tax base with a credit for corporate income tax paid. On December 28, 2007, Italy enacted reductions in regional taxes from 4.25% to 3.9% effective January 1, 2008. These tax law changes will not have a material impact on the company’s consolidated financial condition, results of operations or cash flows.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
The German Corporate Tax Reform Act was enacted on August 14, 2007, and resulted in a decrease of the combined Corporate Income Tax and Trade Tax rates. The new rates will apply to the Company’s German entities effective October 1, 2007. The Company’s tax provision increased $20 million in the fourth quarter of fiscal 2007 as a result of this German tax law change.

In March 2007, the People’s National Congress in the People’s Republic of China approved a new tax reform law to align the tax regime applicable to non-U.S.-owned Chinese enterprises with those applicable to domestically-owned Chinese enterprises. The new law was effective on January 1, 2008. The tax reform law will not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

Discontinued Operations

In fiscal 2007, the Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors and 35% for its engine electronic business, which approximates the local statutory rate adjusted for permanent differences.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
Continuing Operations

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2008	2007	2006

Current
Federal	$136	$95	$259
State	26	28	67
Foreign	199	240	141

	361	363	467

Deferred
Federal	13	(64)	(5)
State	9	(2)	(27)
Foreign	(62)	3	(372)

	(40)	(63)	(404)

Provision for income taxes	$321	$300	$63

Consolidated domestic income from continuing operations before income taxes and minority interests for the fiscal years ended September 30, 2008, 2007 and 2006 was $897 million, $883 million and $754 million, respectively. Consolidated non-U.S. income from continuing operations before income taxes and minority interests for the fiscal years ended September 30, 2008, 2007 and 2006 was $426 million, $724 million and $384 million, respectively.

Income taxes paid for the fiscal years ended September 30, 2008, 2007 and 2006 were $317 million, $306 million, and $156 million, respectively.

The Company has not provided additional U.S. income taxes on approximately $3.1 billion of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2008	2007
Other current assets	$524	$388
Other noncurrent assets	1,171	932
Other current liabilities	(36)	(30)
Other noncurrent liabilities	(29)	(134)

Net deferred tax asset	$1,630	$1,156

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	September 30,
	2008	2007
Deferred tax assets
Accrued expenses and reserves	$778	$727
Employee and retiree benefits	368	246
Net operating loss and other carryforwards	1,072	898
Reasearch and development	249	173
Other	28	—

	2,495	2,044
Valuation allowances	(373)	(326)

	2,122	1,718

Deferred tax liabilities
Property, plant and equipment	104	65
Joint ventures	66	35
Intangible assets	168	282
Foreign currency translation adjustments	154	155
Other	—	25

	492	562

Net deferred tax asset	$1,630	$1,156

At September 30, 2008, the Company had available non-U.S. net operating loss carryforwards of approximately $2.7 billion, of which $750 million will expire at various dates between 2009 and 2027, and the remainder have an indefinite carryforward period. The valuation allowance, generally, represents loss carryforwards for which utilization is uncertain because it is unlikely that the losses will be utilized given the lack of sustained profitability and/or limited carryforward periods in certain countries.
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

Building efficiency

Building efficiency designs, produces, markets and installs HVAC and control systems that monitor, automate and integrate critical building segment equipment and conditions including HVAC, fire-safety and security in commercial buildings and in various industrial applications.
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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
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

	Year Ended September 30,
	2008	2007	2006
Net Sales
Building efficiency
North America systems	$2,282	$2,027	$1,609
North America service	2,409	2,273	1,943
North America unitary products	810	953	853
Global workplace solutions	3,197	2,677	2,046
Europe	2,710	2,406	1,900
Rest of world	2,713	2,401	1,894

	14,121	12,737	10,245

Automotive experience
North America	6,723	7,276	8,041
Europe	9,854	8,878	8,774
Asia	1,514	1,398	1,459

	18,091	17,552	18,274
Power solutions	5,850	4,335	3,716

Net Sales	$38,062	$34,624	$32,235

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Year Ended September 30,
	2008	2007	2006
Segment Income
Building efficiency
North America systems	$256	$216	$131
North America service (1)	224	197	146
North America unitary products (2)	2	65	62
Global workplace solutions (3)	59	79	67
Europe (4)	114	77	2
Rest of world (5)	302	216	136

	957	850	544

Automotive experience
North America (6)	79	72	188
Europe (7)	464	445	405
Asia (8)	36	2	12

	579	519	605

Power solutions (9)	541	515	459

	2,077	1,884	1,608

Net financing charges	(258)	(277)	(273)
Restructuring costs	(495)	—	(197)

Income from continuing operations before income taxes and minority interests	$1,324	$1,607	$1,138

	Year Ended September 30,
	2008	2007	2006
Assets
Building efficiency
North America systems	$1,556	$1,424	$1,550
North America service	1,621	1,575	1,442
North America unitary products	1,336	1,316	1,055
Global workplace solutions	797	689	707
Europe	1,937	1,971	1,850
Rest of world	2,142	1,897	1,986

	9,389	8,872	8,590

Automotive experience
North America	3,781	3,721	3,284
Europe	5,130	5,047	5,224
Asia	980	965	851

	9,891	9,733	9,359

Power solutions	4,699	4,509	2,827

Unallocated	1,008	991	1,145

Total	$24,987	$24,105	$21,921

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

	Year Ended September 30,
	2008	2007	2006
Depreciation/Amortization
Building efficiency
North America systems	$20	$10	$15
North America service	13	15	18
North America unitary products	21	22	20
Global workplace solutions	13	10	12
Europe	21	28	24
Rest of world	25	17	25

	113	102	114

Automotive experience
North America	212	212	201
Europe	258	238	226
Asia	32	29	29

	502	479	456

Power solutions	168	151	135

Total	$783	$732	$705

	Year Ended September 30,
	2008	2007	2006
Capital Expenditures
Building efficiency
North America systems	$74	$43	$6
North America service	11	15	13
North America unitary products	28	10	13
Global workplace solutions	11	5	14
Europe	22	52	18
Rest of world	47	20	25

	193	145	89

Automotive experience
North America	143	116	218
Europe	292	217	182
Asia	27	14	25

	462	347	425

Power solutions	152	336	197

Total	$807	$828	$711

(1)	Building efficiency – North America service segment income for the year ended September 30, 2006 excludes $1 million of restructuring costs.

(2)	Building efficiency – North America unitary products segment income for the year ended September 30, 2008 excludes $5 million of restructuring costs.

(3)	Building efficiency – Global workplace solutions segment income for the years ended September 30, 2008 and September 30, 2006 excludes $11 million and $7 million, respectively, of restructuring costs.

(4)	Building efficiency – Europe segment income for the years ended September 30, 2008 and September 30, 2006 excludes $88 million and $40 million, respectively, of restructuring costs.

(5)	Building efficiency – Rest of world segment income for the years ended September 30, 2008 and September 30, 2006 excludes $5 million and $17 million, respectively, of restructuring costs.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

(6)	Automotive experience – North America segment income for the years ended September 30, 2008 and September 30, 2006 excludes $102 million and $75 million, respectively, of restructuring costs. For the years ended September 30, 2008, 2007 and 2006, North America segment income includes $27 million, $25 million and $41 million, respectively, of equity income.

(7)	Automotive experience – Europe segment income for the years ended September 30, 2008 and September 30, 2006 excludes $208 million and $53 million, respectively, of restructuring costs. For the years ended September 30, 2008, 2007 and 2006, Europe segment income includes $9 million, $11 million and $10 million, respectively, of equity income.

(8)	Automotive experience – Asia segment income for the years ended September 30, 2008 and September 30, 2006 excludes $4 million and $1 million, respectively, of restructuring costs. For the years ended September 30, 2008, 2007 and 2006, Asia segment income includes $52 million, $43 million and $40 million, respectively, of equity income.

(9)	Power solutions segment income for the years ended September 30, 2008 and September 30, 2006 excludes $72 million and $3 million, respectively, of restructuring costs. For the years ended September 30, 2008, 2007 and 2006, power solutions segment income includes $25 million, $3 million and $15 million, respectively, of equity income.
In fiscal 2006, the Company recorded income related to a favorable legal settlement associated with the recovery of previously incurred environmental costs in the power solutions segment ($33 million). The Company also recorded income related to this legal settlement in building efficiency – North America systems ($7 million) and other segments ($6 million), which was offset by other unfavorable commercial and legal settlements.
The Company has significant sales to the automotive industry. In fiscal year 2006, Ford Motor Company, General Motors Corporation and the former DaimlerChrysler AG exceeded 10% of consolidated net sales at 10%, 11%, and 11%, respectively. In fiscal years 2008 and 2007, no customer exceeded 10% of consolidated net sales.
Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year ended September 30,
	2008	2007	2006
Net Sales
United States	$13,372	$13,753	$12,822
Germany	4,009	4,335	3,390
Other European countries	10,956	8,701	9,208
Other foreign	9,725	7,835	6,815

Total	$38,062	$34,624	$32,235

Long-Lived Assets (Year-end)
United States	$1,675	$1,547	$1,563
Germany	607	578	448
Other European countries	1,083	1,052	1,044
Other foreign	1,024	1,031	913

Total	$4,389	$4,208	$3,968

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.
18.	COMMITMENTS AND CONTINGENCIES

As previously reported, following allegations in a U.N. Oil-For-Food Inquiry Report that, prior to the Company’s acquisition of York, York had made improper payments to the Iraqi regime, York and the Company jointly undertook to investigate the allegations and offered the companies’ cooperation to the United States Department of Justice (the “DOJ”) and the U.S. Securities and Exchange Commission (SEC). After completing the York acquisition, the Company continued the internal inquiry and expanded its scope to include other aspects of York’s Middle East operations, including a review of York’s use of agents, consultants and other third parties, York’s compliance with the Office of Foreign Assets Control licensing requirements, and York’s compliance with other potentially applicable trade laws. The Company also reviewed certain of York’s sales practices in other markets. In October 2007, York reached settlements relating to the SEC and DOJ investigations regarding payments made by York and its subsidiaries in connection with the United Nations’ Oil-for-Food Program and other payments unrelated to the Oil-for-Food Program. Specifically, York entered into an agreement with the SEC under which York consented to the entry of a civil injunction proscribing future violations of law. York also entered

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
into an agreement with the DOJ under which the DOJ agreed to defer prosecuting York for three criminal charges. The DOJ will not pursue the charges if York complies with the agreement for its three-year term. The Company has retained an independent compliance monitor for three years in accordance with the agreements with both the SEC and DOJ. York paid an aggregate of approximately $22 million to the SEC and the DOJ pursuant to these settlements, which payments were characterized as disgorgement of profits, criminal and civil penalties and interest. The Company had adequately reserved for this amount as part of the York acquisition. The Company is offering continued cooperation to the relevant authorities in the U.S. Department of Commerce and has been in discussions with that agency to explore how these matters may be resolved and expects that any additional sanctions will not be material. The Company is in the process of evaluations and implementing various remedial measures with respect to York operations.

The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs totaled $44 million and $41 million at September 30, 2008 and 2007, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At September 30, 2008 and 2007, the Company recorded conditional asset retirement obligations of $75 million and $81 million, respectively.

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

The Company has entered into supply contracts with certain vendors that include minimum volume requirements which, if not met, could subject the Company to potential liabilities. At the end of fiscal 2008, there were no known volume shortfalls for which the Company was contractually obligated. If terminated, these supply contracts could result in liabilities that, if incurred, could be material to the Company’s consolidated financial condition, results of operations or cash flows.

A significant portion of the Company’s sales are to customers in the automotive industry. Continued adverse developments in the North American or European automotive industries could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations or impairment charges. In addition, a prolonged downturn in the automotive market may also impact certain vendors’ financial solvency, including the ability to meet restrictive debt covenants, resulting in potential liabilities or additional costs to the Company to ensure uninterrupted supply to its customers.

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Year Ended September 30,	2008	2007	2006
Accounts Receivable — Allowance for Doubtful Accounts
Balance at beginning of period	$75	$80	$47
Provision charged to costs and expenses	52	40	30
Reserve adjustments	(26)	(25)	(14)
Accounts charged off	(15)	(22)	(17)
Acquisition of businesses	—	—	35
Currency translation	1	2	(1)

Balance at end of period	$87	$75	$80

Deferred Tax Assets — Valuation Allowance
Balance at beginning of period	$326	$355	$573
Allowance established for new operating and other loss carryforwards	110	22	26
Acquisition of businesses	(6)	—	60
Allowance reversed for loss carryforwards utilized and other adjustments	(57)	(51)	(304)

Balance at end of period	$373	$326	$355

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of September 30, 2008 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B OTHER INFORMATION
None.
PART III
The information required by Part III, Items 10, 11, 13 and 14, and certain of the information required by Item 12, is incorporated herein by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders (fiscal 2008 Proxy Statement), dated and to be filed with the SEC on or about December 5, 2008, as follows:
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the sections entitled “Proposal One: Election of Directors,” “Q: Where can I find Corporate Governance materials for Johnson Controls?,” “Director Compensation,” “Board Information,” “Audit Committee Report,” and “Beneficial Ownership Reporting Compliance – Section 16(a),” of the fiscal 2008 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.
ITEM 11 EXECUTIVE COMPENSATION
Incorporated by reference to the sections entitled “Compensation Committee Report,” “Executive Compensation — Compensation Discussion and Analysis,” “Employment Agreements,” “Board Information,” and “Shareholder Information Summary” of the fiscal 2008 Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to sections entitled “Johnson Controls Share Ownership” and “Schedule 13G Filings” of the fiscal 2008 Proxy Statement.

The following table provides information about the Company’s equity compensation plans as of October 31, 2008:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category
Equity compensation plans approved by shareholders	35,164,839	$23.55	30,891,727
Equity compensation plans not approved by shareholders	—	—	—

Total	35,164,839	$23.55	30,891,727

(c)	Includes shares of Common Stock that remain available for grant under Company Plans as follows: 29,261,244 shares under the 2007 Stock Option Plan, 1,448,000 shares under the 2001 Restricted Stock Plan, as amended, and 182,483 shares under the 2003 Stock Plan for Outside Directors, as amended and restated.
As of October 31, 2008, the Company had issued and outstanding 594,179,011 shares of Common Stock (including 691,500 shares of unvested restricted stock).
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to sections entitled “Board Information – Related Person Transactions” and Board Information – Board Independence of the fiscal 2008 Proxy Statement.
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section entitled “Relationship with Independent Auditors” of the fiscal 2008 Proxy Statement.

PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in
Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	41

Consolidated Statements of Income for the years ended September 30, 2008, 2007 and 2006	42

Consolidated Statements of Financial Position at September 30, 2008 and 2007	43

Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006	44

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2008, 2007 and 2006	45

Notes to Consolidated Financial Statements	46

(2) Financial Statement Schedule

For the years ended September 30, 2008, 2007 and 2006:

Schedule II — Valuation and Qualifying Accounts	79

(3) Exhibits
Reference is made to the separate exhibit index contained on pages 84 through 86 filed herewith.
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

JOHNSON CONTROLS, INC.
By /s/ R. Bruce McDonald

R. Bruce McDonald
Executive Vice President and Chief Financial Officer

Date: November 25, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 25, 2008, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Stephen A. Roell Stephen A. Roell	/s/ R. Bruce McDonald R. Bruce McDonald
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ Susan M. Kreh	/s/ Dennis W. Archer

Susan M. Kreh	Dennis W. Archer
Vice President and Corporate	Director
Controller (Principal Accounting
Officer)

/s/ Robert L. Barnett	/s/ John M. Barth

Robert L. Barnett	John M. Barth
Director	Director

/s/ Natalie A. Black	/s/ Robert A. Cornog

Natalie A. Black	Robert A. Cornog
Director	Director

/s/ Richard Goodman	/s/ Jeffrey A. Joerres

Richard Goodman	Jeffrey A. Joerres
Director	Director

/s/ William H. Lacy	/s/ Southwood J. Morcott

William H. Lacy	Southwood J. Morcott
Director	Director

/s/ Eugenio Clariond Reyes-Retana	/s/ Richard F. Teerlink

Eugenio Clariond Reyes-Retana	Richard F. Teerlink
Director	Director

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title
3.(i)	Restated Articles of Incorporation of Johnson Controls, Inc., as amended through July 25, 2007 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc. Current Report on Form 8-K dated July 31, 2007) (Commission File No. 1-5097).

3.(ii)	By-laws of Johnson Controls, Inc., as amended November 19, 2008, and effective December 31, 2008, filed herewith.

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991) (Commission File No. 1-5097).

4.D	Indenture for debt securities dated January 17, 2006 between Johnson Controls, Inc. and US Bank N.A. as successor trustee to JP Morgan Chase (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Registration Statement on Form S-3ASR [Reg. No. 333-130714]).

4.E	Amended and restated Credit Agreement, dated December 5, 2006, among Johnson Controls, Inc., the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 4.E to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).

10.A	Johnson Controls, Inc. 1992 Stock Option Plan, amended and restated effective January 1, 2009, filed herewith.**

10.B	Johnson Controls, Inc. Common Stock Purchase Plan for Executives as amended November 17, 2004 and effective December 1, 2004 (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2004) (Commission File No. 1-5097).**

10.D	Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors, amended and restated effective January 1, 2008, (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.H	Johnson Controls, Inc. Executive Survivor Benefits Plan, amended and restated effective September 29, 2008, filed herewith.**

10.K	Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives, amended and restated effective January 1, 2008, (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.L	Form of indemnity agreement effective October 16, 2006, between Johnson Controls, Inc. and each of the directors and elected officers, (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097). **

10.M	Johnson Controls, Inc. Director Share Unit Plan, amended and restated effective January 1, 2008, (incorporated by reference to Exhibit 10.M to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title
10.N	Johnson Controls, Inc. 2000 Stock Option Plan, amended and restated effective January 1, 2009, filed herewith.**

10.O	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended through October 1, 2001, as in use through March 20, 2006 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated November 17, 2004) (Commission File No. 1-5097).**

10.P	Johnson Controls, Inc. 2001 Restricted Stock Plan, amended and restated effective January 1, 2008, (incorporated by reference to Exhibit 10.P to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.Q	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective October 1, 2003, as in use through January 2004 (incorporated by reference to Exhibit 10.Q to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2005) (Commission File No. 1-5097).**

10.R	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended March 21, 2006, as in effect since August 1, 2006 (incorporated by reference to Exhibit 10.R to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.S	Johnson Controls, Inc. Executive Deferred Compensation Plan, amended and restated effective January 1, 2008, (incorporated by reference to Exhibit 10.S to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.T	Johnson Controls, Inc. 2003 Stock Plan for Outside Directors, amended as of October 1, 2006 (incorporated by reference to Exhibit 10.T to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).

10.W	Johnson Controls, Inc. Annual Incentive Performance Plan, amended and restated effective January 1, 2008, filed herewith.**

10.X	Johnson Controls, Inc. Retirement Restoration Plan, amended and restated effective January 1, 2008, (incorporated by reference to Exhibit 10.X to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008) (Commission File No. 1-5097).**

10.Y	Compensation Summary for Non-Employee Directors approved on November 14, 2007, (incorporated by reference to Exhibit 10.Y to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.Z	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, for grants made on January 3, 2006, (incorporated by reference to Exhibit 10.BB to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.AA	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended September 16, 2006, as in effect since October 2, 2006 (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.BB	Johnson Controls, Inc. Long Term Incentive Performance Plan, amended and restated effective January 1, 2008, filed herewith.**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title
10.CC	Johnson Controls, Inc. 2007 Stock Option Plan, amended as of September 14, 2007, (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097). **

10.DD	Form of stock option award agreement for Johnson Controls, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated March 21, 2007) (Commission File No. 1-5097).**

10.EE	Supplemental Agreement to the Employment Contract between the Company and Dr. Beda Bolzenius dates August 25, 2008, filed herewith.**

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm dated November 25, 2008, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls, Inc. and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

**	Denotes a management contract or compensatory plan.