Form 10-Q
period 2008-12-31
JOHNSON CONTROLS INC
filed 2009-02-05
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2008

Common Stock: $0.01 7/18 par value per share	594,215,653

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	December 31,	September 30,	December 31,
	2008	2008	2007
Assets
Cash and cash equivalents	$202	$384	$407
Accounts receivable — net	5,063	6,472	6,180
Inventories	1,935	2,099	2,070
Other current assets	1,517	1,721	1,572

Current assets	8,717	10,676	10,229

Property, plant and equipment — net	4,115	4,389	4,214
Goodwill	6,392	6,513	6,251
Other intangible assets — net	757	769	775
Investments in partially-owned affiliates	703	863	812
Other noncurrent assets	1,620	1,777	1,522

Total assets	$22,304	$24,987	$23,803

Liabilities and Shareholders’ Equity

Short-term debt	$985	$456	$179
Current portion of long-term debt	452	287	896
Accounts payable	3,779	5,225	4,933
Accrued compensation and benefits	804	1,024	853
Accrued income taxes	59	117	108
Other current liabilities	2,462	2,701	2,283

Current liabilities	8,541	9,810	9,252

Long-term debt	3,176	3,201	3,249
Postretirement health and other benefits	228	236	297
Other noncurrent liabilities	1,817	2,080	1,802

Long-term liabilities	5,221	5,517	5,348

Commitments and contingencies (Note 17)

Minority interests in equity of subsidiaries	229	236	133

Shareholders’ equity	8,313	9,424	9,070

Total liabilities and shareholders’ equity	$22,304	$24,987	$23,803

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months
	Ended December 31,
	2008	2007
Net sales
Products and systems*	$5,647	$7,709
Services*	1,689	1,775

	7,336	9,484

Cost of sales
Products and systems	5,273	6,742
Services	1,378	1,435

	6,651	8,177

Gross profit	685	1,307

Selling, general and administrative expenses	(859)	(950)
Net financing charges	(56)	(69)
Equity income (loss)	(136)	17

Income (loss) before income taxes and minority interests	(366)	305

Provision for income taxes	242	64
Minority interests in net earnings of subsidiaries	—	6

Net income (loss)	$(608)	$235

Earnings (loss) per share
Basic	$(1.02)	$0.40
Diluted	$(1.02)	$0.39

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months
	Ended December 31,
	2008	2007
Operating Activities
Net income (loss)	$(608)	$235

Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	181	181
Amortization of intangibles	9	10
Equity in earnings of partially-owned affiliates, net of dividends received	184	22
Minority interests in net earnings of subsidiaries	—	6
Deferred income taxes	300	9
Impairment charges	110	—
Equity-based compensation	20	20
Other	15	19
Changes in working capital, excluding acquisitions:
Accounts receivable	1,128	486
Inventories	78	(82)
Other current assets	85	96
Restructuring reserves	(52)	(14)
Accounts payable and accrued liabilities	(1,656)	(835)
Accrued income taxes	(111)	25

Cash provided (used) by operating activities	(317)	178

Investing Activities
Capital expenditures	(268)	(187)
Sale of property, plant and equipment	3	15
Acquisition of businesses, net of cash acquired	(22)	(26)
Recoverable customer engineering expenditures	(22)	(4)
Settlement of cross-currency interest rate swaps	—	(32)
Changes in long-term investments	(48)	(12)

Cash used by investing activities	(357)	(246)

Financing Activities
Increase (decrease) in short-term debt — net	549	(87)
Increase in long-term debt	—	1
Repayment of long-term debt	(9)	(21)
Payment of cash dividends	(77)	(65)
Stock repurchases	—	(35)
Other	29	8

Cash provided (used) by financing activities	492	(199)

Decrease in cash and cash equivalents	$(182)	$(267)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2008
(unaudited)
1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2008. The results of operations for the three month period ended December 31, 2008 are not necessarily indicative of results for the Company’s 2009 fiscal year because of seasonal and other factors.

The consolidated financial statements include the accounts of Johnson Controls, Inc. and its domestic and non-U.S. subsidiaries that are consolidated in conformity with U.S. GAAP. All significant intercompany transactions have been eliminated. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20% and the company does not have a controlling interest.

Certain prior period amounts have been revised to conform to the current year’s presentation. Prior year net sales and cost of sales amounts between Products and systems and Services have been reclassified.

Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” the Company may consolidate a partially-owned affiliate when it has less than a 50% ownership. In order to determine whether to consolidate a partially-owned affiliate when the Company has less than a 50% ownership, we first determine if the entity is a variable interest entity (VIE). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, we then determine if the Company is the primary beneficiary of the VIE. Under FIN 46(R), the party exposed to the majority of the risks and rewards associated with the VIE is the VIE’s primary beneficiary and must consolidate the entity.

Based upon the criteria set forth in FIN 46(R), the Company has determined that at December 31, 2008, it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company funds the entities’ short-term liquidity needs. Both entities are consolidated within the automotive experience North America segment. The carrying amounts and classification of assets and liabilities included in our consolidated statements of financial position for these two consolidated entities are as follows (in millions):

	December 31,
	2008	2007
Current assets	$125	$15
Noncurrent assets	118	135

Total assets	$243	$150

Current liabilities	$93	$113
Noncurrent liabilities	—	—

Total liabilities	$93	$113

As of December 31, 2008, the Company did not have a significant variable interest in any unconsolidated VIE’s.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2.	New Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of the financial statements presented in conformity with U.S. GAAP. This statement is effective sixty days after approval by the SEC. The Company does not expect the effects of adopting SFAS No. 162 to be significant.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). The Company has determined that the adoption of SFAS No. 161 will not be material to its consolidated financial condition and results of operation.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). This statement, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted this statement effective October 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. The adoption of this statement has had no impact on our consolidated financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. The Company adopted this statement effective October 1, 2008. The adoption of this statement did not have a material impact on our consolidated financial condition and results of operation. See Note 14 for more information regarding the impact of the Company’s adoption of SFAS No. 157. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2 as of December 31, 2008. The provisions of SFAS No. 157 for

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
nonfinancial assets and nonfinancial liabilities will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009).
3.	Acquisition of Businesses

During the first quarter of fiscal 2009, the Company completed one acquisition for a purchase price of $27 million, of which $22 million has been paid as of December 31, 2008. The acquisition is not material to the Company’s consolidated financial statements. In connection with this acquisition, the Company recorded goodwill of $24 million. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

In the first quarter of fiscal 2008, the Company completed three acquisitions for a combined purchase price of $71 million, which were not material, individually or in aggregate, to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $45 million.

4.	Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $613 million, $670 million and $629 million at December 31, 2008, September 30, 2008, and December 31, 2007, respectively. Amounts included within other current liabilities were $625 million, $654 million and $555 million at December 31, 2008, September 30, 2008, and December 31, 2007, respectively.

5.	Inventories

Inventories consisted of the following (in millions):

	December 31,	September 30,	December 31,
	2008	2008	2007
Raw materials and supplies	$846	$902	$878
Work-in-process	284	324	323
Finished goods	917	985	931

FIFO inventories	2,047	2,211	2,132
LIFO reserve	(112)	(112)	(62)

Inventories	$1,935	$2,099	$2,070

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the nine month period ended September 30, 2008 and the three month period ended December 31, 2008 were as follows (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

			Currency
	December 31,	Business	Translation	September 30,
	2007	Acquisitions	and Other	2008
Building efficiency
North America systems	$505	$10	$—	$515
North America service	659	(2)	—	657
North America unitary products	481	—	—	481
Global workplace solutions	181	6	(9)	178
Europe	401	—	27	428
Rest of world	563	—	11	574
Automotive experience
North America	1,182	178	(4)	1,356
Europe	1,191	7	21	1,219
Asia	198	—	2	200
Power solutions	890	—	15	905

Total	$6,251	$199	$63	$6,513

			Currency
	September 30,	Business	Translation	December 31,
	2008	Acquisitions	and Other	2008
Building efficiency
North America systems	$515	$—	$—	$515
North America service	657	—	—	657
North America unitary products	481	—	—	481
Global workplace solutions	178	—	—	178
Europe	428	—	(10)	418
Rest of world	574	24	(66)	532
Automotive experience
North America	1,356	—	(2)	1,354
Europe	1,219	—	(64)	1,155
Asia	200	—	14	214
Power solutions	905	—	(17)	888

Total	$6,513	$24	$(145)	$6,392

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	December 31, 2008			September 30, 2008			December 31, 2007
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$298	$(170)	$128	$302	$(168)	$134	$317	$(153)	$164
Unpatented technology	23	(10)	13	25	(11)	14	24	(9)	15
Customer relationships	343	(45)	298	344	(42)	302	327	(31)	296
Miscellaneous	33	(12)	21	35	(13)	22	15	(10)	5

Total amortized intangible assets	697	(237)	460	706	(234)	472	683	(203)	480
Unamortized intangible assets
Trademarks	297	—	297	297	—	297	295	—	295

Total intangible assets	$994	$(237)	$757	$1,003	$(234)	$769	$978	$(203)	$775

Amortization of other intangible assets for each of the three months ended December 31, 2008 and 2007 was $9 million. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $33 million per year over the next five years.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates. The Company’s product warranty liability is included in other current liabilities in the condensed consolidated statements of financial position.

The change in the carrying amount of the Company’s total product warranty liability for the three months ended December 31, 2008 and 2007 was as follows (in millions):

	2008	2007
Balance as of September 30	$204	$186
Accruals for warranties issued during the period	47	39
Accruals from acquisitions	—	1
Accruals related to pre-existing warranties (including changes in estimates)	—	(2)
Settlements made (in cash or in kind) during the period	(55)	(26)
Currency translation	(5)	1

Balance as of December 31	$191	$199

8.	Restructuring Costs

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

The 2008 Plan includes workforce reductions of approximately 9,400 employees (3,700 for automotive experience – North America, 3,400 for automotive experience – Europe, 300 for building efficiency – North America, 900 for building efficiency – Europe, 600 for building efficiency – rest of world, and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of December 31, 2008, approximately 3,700 of the employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 21 plant closures (9 for automotive experience – North America, 9 for automotive experience – Europe, 1 for building efficiency – North America, and 2 for power solutions). As of December 31, 2008, 4 of the 21 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.

The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2008	$435	$9	$—	$444
Utilized — Cash	(47)	—	—	(47)
Utilized — Noncash	—	—	(17)	(17)

Balance at December 31, 2008	$388	$9	$(17)	$380

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering and purchasing operations, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, the Company is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position, lead to additional impairment charges and/or require additional restructuring of its operations.
9.	Research and Development

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $105 million and $123 million for the three months ended December 31, 2008 and 2007, respectively, net of customer reimbursements of $87 million and $77 million for the three months ended December 31, 2008 and 2007, respectively.
10.	Income Taxes

The more significant discrete period items affecting the Company’s income tax provision for the three months ended December 31, 2008 and 2007 are as follows (in millions):

	Three months ended December 31,
	2008	Tax rate	2007	Tax rate

Income taxes at annual effective rate	$(88)	24.0%	$64	21.0%
Discrete period items:
Valuation allowance adjustments	300		—
Impairment charges	30		—

Provision for income taxes	$242	-66.1%	$64	21.0%

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. In the current fiscal quarter, the Company’s estimated annual effective income tax rate of 24% is greater than the prior year rate of 21%, primarily due to losses in jurisdictions for which no tax benefit is recognized.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Valuation Allowance

The Company reviews its deferred tax asset valuation allowances on a quarterly basis. In determining the potential need for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

In the first quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result of the rapid deterioration in the economic environment, several jurisdictions incurred unexpected losses in the first quarter that resulted in cumulative losses over the prior three years. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including France, Mexico, Spain and the United Kingdom. Therefore, the Company recorded $300 million of valuation allowances as income tax expense. To the extent the Company improves its underlying operating results in these jurisdictions, these valuation allowances, or a portion thereof, could be reversed in future periods.

Impairment Charges

In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%.

Uncertain Tax Positions

In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN 48 as of October 1, 2007.

Upon adoption, the Company increased its existing reserves for uncertain tax positions by $93 million. The increase was recorded as a cumulative effect adjustment to shareholders’ equity of $68 million and an increase to goodwill of $25 million related to prior year business combinations. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $616 million of which $475 million, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $75 million (net of tax benefit). The net change in interest and penalties during the three months ended December 31, 2008 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense or goodwill, when applicable.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities, including the major jurisdictions noted below:

Tax Jurisdiction	Statute of Limitations
Austria	5 years
Belgium	3 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Spain	4 years
United Kingdom	6 years
U.S. — Federal	3 years
U.S. — State	3 to 5 years

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In the United States, the 2004 through 2006 fiscal years are currently under exam by the Internal Revenue Service (IRS) and the fiscal years 1999 to 2003 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2004 – 2005
Belgium	2006 – 2007
Canada	2004 – 2006
France	2005 – 2007
Germany	2001 – 2003
Italy	2004 – 2005
Spain	2003 – 2005
It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, which may result in favorable tax reserve adjustments in an amount not to exceed $100 million.
11.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106” (in millions):

	Pension Plans
	U.S. Plans		Non -U.S. Plans
	Three Months		Three Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
Service cost	$17	$20	$8	$10
Interest cost	40	35	16	18
Expected return on plan assets	(45)	(42)	(13)	(17)
Amortization of net actuarial loss	1	2	1	2

Net periodic benefit cost	$13	$15	$12	$13

	Postretirement Health
	and Other Benefits
	Three Months
	Ended December 31,
	2008	2007
Service cost	$1	$1
Interest cost	5	4
Amortization of net actuarial gain	(1)	—
Amortization of prior service cost	(2)	(2)

Net periodic benefit cost	$3	$3

12.	Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months
	Ended December 31,
	2008	2007
Income Available to Common Shareholders

Basic and diluted income (loss) available to common shareholders	$(608)	$235

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	593.5	593.3
Effect of dilutive securities:
Stock options	—	9.6

Diluted weighted average shares outstanding	593.5	602.9

Antidilutive Securities
Options to purchase common shares	—	0.6
For the three months ended December 31, 2008, the total number of potential dilutive options was 1.5 million. However, these options were not included in the computation of diluted net loss per common share for the quarter since to do so would decrease the loss per share.

On November 19, 2008, the Company declared a quarterly dividend of $0.13 per common share payable January 5, 2009, to shareholders of record on December 12, 2008. On November 14, 2007, the Company declared a quarterly dividend of $0.13 per common share payable January 3, 2008, to shareholders of record on December 14, 2007.
13.	Comprehensive Income

A summary of comprehensive income is shown below (in millions):

	Three Months
	Ended December 31,
	2008	2007
Net income (loss)	$(608)	$235
Realized and unrealized losses on derivatives	(38)	(51)
Foreign currency translation adjustments	(398)	124

Other comprehensive income (loss)	(436)	73

Comprehensive income (loss)	$(1,044)	$308

The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure or commodity price exposure, primarily using foreign currency exchange contracts and commodity contracts, respectively. These instruments are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 and are recorded in the condensed consolidated statement of financial position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as unrealized gains/losses on derivatives, a component of other accumulated comprehensive income, and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates or commodity price changes.

The unfavorable foreign currency translation adjustments (CTA) for the three months ended December 31, 2008 were primarily due to the weakening of the euro against the U.S. dollar.

The Company has foreign currency denominated debt obligations and cross-currency interest rate swaps which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as CTA within the accumulated other comprehensive income account until the sale or liquidation of the related foreign subsidiary. The outstanding net investment

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
hedges had an unfavorable impact of $42 million and $26 million to the accumulated other comprehensive income account for the quarters ending December 31, 2008 and 2007, respectively.
14.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2 as of December 31, 2008.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:
Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.
SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a quarterly basis as of December 31, 2008 (in millions):

	Fair Value Measurements Using:
		Quoted Prices in	Significant Other	Significant
	Total as of	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Cross-currency interest rate swap	$31	$—	$31	$—
Equity swap	1	1	—	—

Total	$32	$1	$31	$—

Liabilities
Foreign currency exchange derivatives	$19	$19	$—	$—
Commodity derivatives	84	—	84	—
Interest rate swaps and related debt	495	—	495	—
Foreign currency denominated debt	1,165	1,165	—	—

Total	$1,763	$1,184	$579	$—

Valuation Methods

Cross-currency interest rate swap — The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its foreign currency denominated debt obligations. The cross-currency interest rate swap is valued using market assumptions. The currency effects of the swap and related debt obligation are reflected in the consolidated statement of income and the change in value of the swap and debt obligation offset. The Company settled its cross-currency interest rate swap in the second quarter of fiscal 2009.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Equity swap — The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans and stock appreciation rights. The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statement of income. The Company settled its equity swap in the second quarter of fiscal 2009.

Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2008.

Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price exposure primarily using commodity hedge contracts. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at December 31, 2008.

Interest rate swaps and related debt — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds (fair value hedges). The interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. The Company settled all of its interest rate swaps in the second quarter of fiscal 2009.

Foreign currency denominated debt — The Company has entered into certain foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. The Company also has certain foreign currency denominated debt obligations not designated as net investment hedges, and the currency effects of the related debt obligations are reflected in the consolidated statement of income. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices. On January 17, 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured.
15.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the significant declines in the North American and European automotive sales volumes. As a result, the Company reviewed its long-lived assets for impairment and recorded a $110 million impairment charge

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
in the first quarter of fiscal 2009, of which $77 million related to the North American automotive experience segment and $33 million related to the European automotive experience segment.

The Company reviews its equity investments for impairment whenever there is a loss in value of an investment which is other than a temporary decline. The Company conducts its equity investment impairment analyses in accordance with the Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires the Company to record an impairment charge for a decrease in value of an investment when the decline in the investment is considered to be other than temporary. At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which has significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within its North American unitary products segment in the first quarter of fiscal 2009.

The Company concluded there were no other impairments at December 31, 2008. The Company will continue to monitor developments in the automotive and North American residential heating, ventilating and air conditioning (HVAC) industries as future adverse developments in these industries could lead to additional impairment charges.
16.	Segment Information

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	Net Sales
	Three Months
	Ended December 31,
	2008	2007
Building efficiency
North America systems	$537	$512
North America service	532	541
North America unitary products	133	162
Global workplace solutions	728	781
Europe	572	665
Rest of world	585	583

	3,087	3,244

Automotive experience
North America	1,403	1,819
Europe	1,439	2,401
Asia	289	369

	3,131	4,589

Power solutions	1,118	1,651

Total net sales	$7,336	$9,484

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Segment Income
	Three Months
	Ended December 31,
	2008	2007
Building efficiency
North America systems	$55	$49
North America service	34	26
North America unitary products	(176)	(9)
Global workplace solutions	6	18
Europe	12	26
Rest of world	48	53

	(21)	163

Automotive experience
North America	(170)	10
Europe	(147)	75
Asia	(12)	(7)

	(329)	78

Power solutions	40	133

Total segment income (loss)	$(310)	$374

Net financing charges	(56)	(69)

Income (loss) before income taxes and minority interests	$(366)	$305

17.	Commitments and Contingencies

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
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 25, 2008 we expressed an unqualified opinion on those consolidated financial statements. An explanatory paragraph was included in our report for the adoption of FASB Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2008, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 5, 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to Johnson Controls, Inc. and its consolidated subsidiaries.
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Johnson Controls brings ingenuity to the places where people live, work and travel. By integrating technologies, products and services, we create smart environments that redefine the relationships between people and their surroundings. We strive to create a more comfortable, safe and sustainable world through our products and services to millions of vehicles, homes and commercial buildings. Johnson Controls provides innovative automotive interiors that help make driving more comfortable, safe and enjoyable. For buildings, we offer products and services that optimize energy use and improve comfort and security. We also provide batteries for automobiles and hybrid electric vehicles, along with related systems engineering, marketing and service expertise.
Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, we acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. We entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc.
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
Our automotive experience business is one of the world’s largest automotive suppliers, providing innovative interior systems through our design and engineering expertise. Our technologies extend into virtually every area of the interior including seating and overhead systems, door systems, floor consoles, instrument panels, cockpits and integrated electronics. Customers include most of the world’s major automakers.
Our power solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. We serve both automotive original equipment manufacturers and the general vehicle battery aftermarket. We offer Absorbent Glass Mat (AGM), nickel-metal-hydride and lithium-ion battery technologies to power hybrid vehicles.

The following information should be read in conjunction with the September 30, 2008 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2008 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended December 31, 2008 compared to the three months ended December 31, 2007.
Outlook
During the first quarter of fiscal 2009, the automotive industry saw further declines as the overall economic environment continued to worsen, and as a result, automotive manufacturers announced further production reductions and plant shut downs. Automotive production has declined by a double digit rate in every region, with virtually every automotive manufacturer affected, including our top four customers, General Motors Corporation, Ford Motor Company, Daimler AG and Toyota Motor Corporation.
In conjunction with the deteriorating economic outlook, residential and commercial construction activity declined in the first quarter of fiscal 2009. The softening in the commercial construction market is primarily concentrated in the office, retail and lodging sectors. Institutional buildings, however, such as government, healthcare and education, remained the strongest sectors of new construction and are the primary focus of the Company’s building efficiency business. Our backlog continued to grow and we are well-positioned to benefit from future potential government energy efficiency programs.
The Company is working to reduce its variable and fixed costs in both automotive experience and power solutions in response to the decline in automotive production volumes. In the fourth quarter of fiscal 2008, the Company announced a restructuring plan intended to improve our cost structure and rebalance production within each regional footprint. Despite the decline in OEM production, we believe that power solutions is well positioned with its strong global market share in the historically more stable aftermarket sector. We continue to work on opportunities to grow with our existing customers, as well as win new accounts.
Additionally, in the first quarter of fiscal 2009, the Company recorded impairment charges in its automotive experience and building efficiency businesses and tax valuation allowances in certain jurisdictions due to the continued industry declines (see Long-Lived Assets in the MD&A below and Note 15 in Part I, Item I of this report). The Company will continue to monitor industry conditions in both the automotive and residential housing markets to assess the need for additional impairment charges or further restructuring actions.
As a result of the global economic uncertainties and industry volatility, on December 16, 2008, the Company withdrew its quarterly and full year guidance for fiscal 2009, as it is difficult to provide meaningful guidance under these conditions. On January 16, 2009, the Company announced it is expecting a net loss in the second quarter of fiscal 2009 similar to the operating loss reported for the first quarter of fiscal 2009, although the Company said that it expected performance to improve in the building efficiency and power solutions businesses in the second quarter. However, the Company reaffirmed that it will not reinstate full year fiscal 2009 guidance due to continued industry volatility and economic uncertainties.
Liquidity and Capital Resources
The Company believes its capital resources and liquidity position at December 31, 2008, were adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2009 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company has experienced uninterrupted access in the U.S. commercial paper market, while the euro market periodically closes for U.S. multinationals. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. Further downgrades in our credit rating could negatively impact our access to the commercial paper market. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated stockholders’ equity of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated stockholders’ equity for liens and pledges. For purposes of calculating the Company’s covenants, consolidated stockholders’ equity is calculated without giving effect to (i) the application of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2008, consolidated stockholders’ equity as defined per our covenants was $7.9 billion and there were no outstanding amounts for liens and pledges. The Company expects to be in compliance with all covenants and other requirements set forth in its credit agreements and indentures in the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
The key financial assumptions used in calculating the pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. Our most recent actuarial valuation utilized an expected rate of return of 8.5% and 5.5% for U.S. and non-U.S. plans, respectively. Given the recent credit market crisis and losses in equity markets, the Company anticipates the actual rate of return will likely be well below this rate in fiscal 2009. However, we still believe the long-term rate of return will approximate 8.5% and 5.5% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. The Company’s U.S. minimum funding requirement for the remainder of fiscal 2009, and through the first quarter of fiscal 2010, is approximately $21 million per quarter. The Company also monitors its non-U.S. plans’ funded status and meets all minimum funding requirements. The Company is reviewing the annual incremental funding requirements for its non-U.S. plans resulting from the recent global equity market performance to determine if additional funding is required. During the first quarter of fiscal 2009, the Company made incremental discretionary pension contributions of approximately $75 million.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and minority interests excluding net financing charges and restructuring costs.
Summary

	Three Months Ended
	December 31,
(in millions)	2008	2007	Change
Net sales	$7,336	$9,484	-23%
Segment income	(310)	374	*

*  Measure not meaningful
Three Months:
•	The $2.1 billion decrease in consolidated net sales was primarily due to lower sales in the automotive experience business ($1.2 billion) as a result of lower production levels at most original equipment manufacturer’s (OEM’s) in North America and Europe, the unfavorable effects of foreign currency translation ($525 million) and primarily the impact of lower lead costs on pricing and lower sales volumes in the power solutions business ($489 million).

•	The $684 million decrease in segment income was primarily due to impairment charges recorded on an equity investment ($152 million) in the North American HVAC unitary products group in building efficiency and certain fixed assets in the automotive experience North America and Europe segments ($77 million and $33 million, respectively), lower volumes in automotive experience and building efficiency, lead costs not recovered through pricing, inventory revaluation of used batteries and lower volumes in power solutions and the unfavorable effects of foreign currency translation ($33 million).
Building Efficiency

	Net Sales			Segment Income
	Three Months			Three Months
	Ended December 31,			Ended December 31,
(in millions)	2008	2007	Change	2008	2007	Change
North America systems	$537	$512	5%	$55	$49	12%
North America service	532	541	-2%	34	26	31%
North America unitary products	133	162	-18%	(176)	(9)	*
Global workplace solutions	728	781	-7%	6	18	-67%
Europe	572	665	-14%	12	26	-54%
Rest of world	585	583	0%	48	53	-9%

	$3,087	$3,244	-5%	$(21)	$163	*

*	Measure not meaningful
Net Sales:
•	The increase in North America systems was primarily due to higher control systems and product commercial volumes in the construction and replacement markets ($27 million) and the impact of prior year acquisitions ($5 million), partially offset by the unfavorable impact from foreign currency translation ($7 million).

•	The decrease in North America service was primarily due to the unfavorable impact of foreign currency translation ($8 million) and lower truck-based business ($1 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market, which impacts the demand for HVAC equipment in new construction housing starts.

•	The decrease in global workplace solutions was primarily due to the unfavorable impact of foreign currency translation ($89 million), partially offset by higher volumes ($36 million).

•	The decrease in Europe reflects the unfavorable impact of foreign currency translation ($87 million) and a reduction in specialty and service volumes ($6 million).

•	The increase in rest of world is mainly due to volume increases in Asia, partially offset by lower volumes in the Middle East.
Segment Income:
•	The increase in North America systems was primarily due to higher sales volumes and lower SG&A expenses.

•	The increase in North America service was primarily due to lower SG&A expenses.

•	The decrease in North America unitary products was primarily due to an equity investment impairment charge ($152 million) and the decline in sales volumes.

•	The decrease in global workplace solutions was primarily due to higher bad debt expense due to a customer bankruptcy ($6 million), the unfavorable impact of foreign currency translation ($3 million) and unfavorable mix mainly in North America ($3 million).

•	The decrease in Europe was primarily due to the unfavorable impact of foreign currency translation ($7 million) and lower volumes ($7 million).

•	The decrease in rest of world was primarily due to a gain on the sale of a business in the prior year ($6 million) and higher SG&A investments in growth initiatives ($4 million), partially offset by higher sales volumes and margin improvements mainly in Asia ($5 million).
Automotive Experience

	Net Sales			Segment Income
	Three Months			Three Months
	Ended December 31,			Ended December 31,
(in millions)	2008	2007	Change	2008	2007	Change
North America	$1,403	$1,819	-23%	$(170)	$10		*
Europe	1,439	2,401	-40%	(147)	75		*
Asia	289	369	-22%	(12)	(7)	-71%

	$3,131	$4,589	-32%	$(329)	$78	*

*	Measure not meaningful
Net Sales:
•	The decrease in North America was primarily due to the significantly reduced production volumes by all OEM’s ($503 million), partially offset by the acquisition of the interior product assets of Plastech Engineered Products, Inc. in July 2008, which had a favorable impact of $87 million.

•	The decrease in Europe was primarily due to the lower production volumes across all customers ($715 million), as well as the unfavorable impact of foreign currency translation ($247 million).

•	The decrease in Asia was primarily due to lower volumes in Korea and Japan ($37 million) and the unfavorable impact of foreign currency translation ($43 million).
Segment Income:
•	The decrease in North America was primarily due an impairment charge on fixed assets ($77 million), lower volumes ($106 million) and higher material economics net of recoveries ($34 million), partially offset by lower SG&A spending ($24 million) and commercial recoveries ($13 million).

•	The decrease in Europe is primarily due to customer volume reductions ($124 million), an impairment charge on fixed assets ($33 million), inflexible plant labor costs ($38 million), lower economic recoveries of material costs ($10 million) and the unfavorable impact of foreign currency translation ($17 million).

•	The decrease in Asia was primarily due to the unfavorable impact of foreign currency translation ($4 million) and lower volumes ($1 million).
Power Solutions

	Three Months
	Ended December 31,
(in millions)	2008	2007	Change
Net sales	$1,118	$1,651	-32%
Segment income	40	133	-70%
•	Net sales decreased primarily due to the impact of lower lead costs on pricing ($408 million), lower sales volumes ($160 million) and the unfavorable impact of foreign currency translation ($44 million), partially offset by improved price/product mix ($79 million).

•	Segment income decreased primarily due to lower volumes ($37 million), the unfavorable impact of foreign currency translation ($2 million) and the negative impact of lead and other commodity costs not recovered through pricing ($66 million). The Company has pricing agreements with many of its customers to pass through changes in lead costs. However, due to the timing of the recent rapid decline in lead price levels and an increase in our inventory of used batteries caused primarily by a temporary reduction in internal and external lead recycling capacity, we were unable to recover all of our costs through our normal pricing agreements. We do not believe that an impact of this magnitude (approximately $50 million) will recur. These negative factors were partially offset by higher equity income from joint ventures ($9 million) and lower SG&A expenditures due to cost containment measures ($3 million).
Net Financing Charges

	Three Months Ended
	December 31,
(in millions)	2008	2007	Change
Net financing charges	$56	$69	-19%
•	Net financing charges are lower than the prior year period due to lower borrowing costs and net foreign currency gains.
Provision for Income Taxes

	Three Months Ended
	December 31,
(in millions)	2008	2007
Tax provision	$242	$64
Effective tax rate	-66.1%	21.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•	In the current fiscal quarter, the Company increased its estimated annual effective income tax rate for continuing operations from 21% in the prior year to 24%, primarily due to losses in jurisdictions for which no tax benefit is recognized.

•	In the first quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result of the rapid deterioration of operating results in various jurisdictions around the world, it was determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including France, Mexico, Spain and the United Kingdom. Therefore, the Company recorded a $300 million valuation allowance as income tax expense.

•	In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%.
Net Income

	Three Months Ended
	December 31,
(in millions)	2008	2007	Change
Net income (loss)	$(608)	$235	*

*  Measure not meaningful
•	The decrease in net income was primarily due to impairment charges recorded on an equity investment ($152 million) in building efficiency and certain fixed assets in the automotive experience North America and Europe segments ($77 million and $33 million, respectively), lower volumes in automotive experience and building efficiency, lead costs not recovered through pricing, inventory revaluation of used batteries and lower volumes in power solutions, the unfavorable effects of foreign currency and an increase in the provision for income taxes ($178 million), partially offset by lower net financing charges ($13 million) and lower minority interest earnings ($6 million).

Backlog
Building efficiency’s backlog relates to its control systems and service activity. At December 31, 2008, the unearned backlog was $4.7 billion, compared to $4.4 billion at December 31, 2007, a 7% increase.
Financial Condition
Working Capital

	December 31,	September 30,		December 31,
(in millions)	2008	2008	Change	2007	Change
Working capital	$1,411	$1,225	15%	$1,645	-14%

Accounts receivable	5,063	6,472	-22%	6,180	-18%
Inventories	1,935	2,099	-8%	2,070	-7%
Accounts payable	3,779	5,225	-28%	4,933	-23%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The increase in working capital as compared to September 30, 2008 is primarily due to lower accounts payable from timing of supplier payments, partially offset by lower accounts receivable from lower sales volumes. Compared to December 31, 2007, the decrease is primarily due to the restructuring reserve recorded in the fourth quarter of fiscal 2008.

•	The Company’s days sales in accounts receivable (DSO) for the three months ended December 31, 2008 were 62, higher than 58 in the comparable period ended September 30, 2008 and 57 for the comparable period ended December 31, 2007. The increase in DSO is due to a decrease in sales at a greater rate than the decrease in accounts receivable. There has been no significant deterioration in the aging of accounts receivable at December 31, 2008 compared to September 30, 2008 and December 31, 2007, and there has been no significant change in the Company’s revenue recognition policies. The decrease in accounts receivable compared to September 30, 2008 and December 31, 2007 is due to lower sales volumes.

•	The Company’s inventory turns for the three months ended December 31, 2008 were lower than the period ended September 30, 2008 due to the rapid decline in the automotive industry, whereby inventory levels could not be adjusted as quickly and some seasonality in the building efficiency business. Inventory turns were higher compared to December 31, 2007, due to improvements in inventory management.

•	Days payable at December 31, 2008 decreased to 69 days from 73 days at September 30, 2008 and increased from 65 days at December 31, 2007 mainly due to the timing of payments.
Cash Flows

	Three Months Ended
	December 31,
(in millions)	2008	2007
Net cash provided (used) by operating activities	$(317)	$178
Net cash (used) by investing activities	(357)	(246)
Net cash provided (used) by financing activities	492	(199)
Capital expenditures	268	187

•	The decrease in net cash from operating activities in the three months ended December 31, 2008 was primarily due to a reduction in profitability after adjusting for non-cash impairment charges in the quarter and unfavorable working capital changes in accounts payable and accrued liabilities, partially offset by favorable working capital changes in accounts receivable.

•	The increase in net cash used by investing activities for the three months ended December 31, 2008 was due to the timing of payments for capital expenditures.

•	The increase in net cash provided by financing activities for the three months ended December 31, 2008 was primarily due to higher short term debt levels to fund operating cash flows and capital expenditures.

•	The increase in capital expenditures for the three months ended December 31, 2008 was primarily due to the timing of payments for investments made within the automotive experience business.
Long-Lived Assets
The Company reviews its deferred tax asset valuation allowances on a quarterly basis. In determining the potential need for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.
The Company has certain subsidiaries, mainly located in Brazil, France, Italy, Mexico, Spain, United Kingdom and the United States, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.
In the first quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result of the rapid deterioration in the economic environment, several jurisdictions incurred unexpected losses in the first quarter that resulted in cumulative losses over the prior three years. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including France, Mexico, Spain and the United Kingdom. Therefore, the Company recorded $300 million of valuation allowances as income tax expense. To the extent the Company improves its underlying operating results in these jurisdictions, these valuation allowances, or a portion thereof, could be reversed in future periods.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the significant declines in the North American and European automotive sales volumes. As a result, the Company reviewed its long-lived assets for impairment and recorded a $110 million impairment charge in the first quarter of fiscal 2009, of which $77 million related to the North American automotive experience segment and $33 million related to the European automotive experience segment.
The Company reviews its equity investments for impairment whenever there is a loss in value of an investment which is other than a temporary decline. The Company conducts its equity investment impairment analyses in accordance with the Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires the Company to record an impairment charge for a decrease in value of an investment when the decline in the investment is considered to be other than temporary. At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which has significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within its North American unitary products segment in the first quarter of fiscal 2009.
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring the assessment of impairment of goodwill in the automotive experience North America and Europe segments and the building efficiency unitary products group segment due to the rapid declines in the automotive and construction markets. As a result, the Company performed impairment testing for goodwill and determined that fair values of the reporting units exceed their carrying values and no impairment existed at December 31, 2008. To further support the fair value estimates of the automotive experience North America and building efficiency unitary products group segments, the Company prepared a discounted cash flow analysis that also indicated the fair value exceeded the carrying value for each segment. The assumptions supporting the estimated future cash flows of the reporting units, including profit margins, long-term sales forecasts and growth rates, reflect the Company’s best estimates. The assumptions related to automotive experience sales volumes reflect the expected continued automotive industry decline with a return to fiscal 2008 volume production levels by fiscal 2013. The assumptions related to the construction market sales volumes reflect steady growth beginning in fiscal 2010.
The Company concluded there were no other impairments at December 31, 2008. The Company will continue to monitor developments in the automotive and North American residential HVAC industries as future adverse developments in these industries could lead to additional impairment charges.
Capitalization

	December 31,	September 30,		December 31,
(in millions)	2008	2008	Change	2007	Change
Total debt	$4,613	$3,944	17%	$4,324	7%
Shareholders’ equity	8,313	9,424	-12%	9,070	-8%

Total capitalization	$12,926	$13,368	-3%	$13,394	-3%

Total debt as a % of total capitalization	35.7%	29.5%		32.3%

•	On January 17, 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured. The Company used proceeds from commercial paper issuances to repay the loan agreement.

•	On June 1, 2008, the Company retired $200 million of York International Corporation fixed rate bonds that matured. The Company used proceeds from commercial paper issuances to repay the bonds.

•	In fiscal 2008, the Company entered into new revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. At December 31, 2008, the Company had drawn 350 million euro on the revolving credit facilities.

•	In December 2007, the Company entered into a 25 billion yen, three year, floating rate loan agreement. The Company borrowed the 25 billion yen on January 15, 2008.

•	On January 17, 2008 and February 1, 2008, the Company retired $500 million and $175 million, respectively, in floating rate notes and fixed rate bonds at maturity. The Company used a combination of cash, proceeds from commercial paper issuances and proceeds under the new three year, floating rate yen loan to repay the notes and bonds.

•	In fiscal 2007, the Company entered into a five-year, $2.05 billion revolving credit facility which expires in December 2011. This facility replaced a five-year $1.6 billion revolving credit facility that would have expired in October 2010 and serves as the commercial paper backup facility. There were no draws on the committed credit line as of December 31, 2008.

•	The Company also selectively makes use of short-term credit lines in both U.S. dollars and euros. The Company estimates that, as of December 31, 2008, it could borrow up to $1.0 billion at its current debt ratings on committed and uncommitted credit lines.

•	As of December 31, 2008, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and indentures, and the Company expects to be in compliance in the foreseeable future. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings.

•	The Company believes its capital resources and liquidity position at December 31, 2008, are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2009 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
New Accounting Standards
In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of the financial statement presented in conformity with generally accepted accounting principles in the United States of America. This statement is effective sixty days after approval by the Securities and Exchange Commission. The Company does not expect the effects of adopting SFAS No. 162 to be significant.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). The Company has determined that the adoption of SFAS No. 161 will not be material to its consolidated financial condition and results of operation.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). This statement, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted this statement effective October 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. The adoption of this statement has had no impact on our consolidated financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. The Company adopted this statement effective October 1, 2008. The adoption of this statement did not have a material impact on our consolidated financial condition and results of operation. See Note 14 for more information regarding the impact of the Company’s adoption of SFAS No. 157. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2 as of December 31, 2008. The provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009).
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2008, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, which was filed with the SEC on November 25, 2008, liabilities potentially arise globally under various Environmental Laws and Worker Safety Laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.
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

ITEM 1A. RISK FACTORS
There are no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.
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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Company renewed the Swap Agreement with Citibank’s consent through January 2009 at which time the Company settled the Swap Agreement and Citibank sold the underlying shares. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended December 31, 2008. There were no purchases by Citibank in the three months ended December 31, 2008.
The following table presents information regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended December 31, 2008.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of		Shares Purchased as	May Yet be
	Shares	Average Price	Part of the Publicly	Purchased under the
Period	Purchased	Paid per Share	Announced Program	Programs

10/1/08 - 10/31/08
Purchases by Company (1)	1,522	$23.61	—	$102,394,713
11/1/08 - 11/30/08
Purchases by Company (1)	2,110	$18.78	—	$102,394,713
12/1/08 - 12/31/08
Purchases by Company (1)	—	—	—	$102,394,713

10/1/08 - 10/31/08
Purchases by Citibank (2)	—	—	—	$127,307,000
11/1/08 - 11/30/08
Purchases by Citibank (2)	—	—	—	$127,594,000
12/1/08 - 12/31/08
Purchases by Citibank (2)	—	—	—	$125,544,000

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.

(2)	Citibank may purchase shares of the Company’s stock up to an amount equal to $200 million. The approximate dollar value of shares that may yet be purchased under the Citibank program fluctuates based on the market value of the Company’s stock and/or sales by Citibank of the Company’s stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on January 21, 2009. The Company’s shareholders approved the election of three directors to serve for a three-year term expiring in 2012:

	For	Withheld
Dennis W. Archer	387,119,185	131,615,554
Richard Goodman	509,440,517	9,294,222
Southwood J. Morcott	508,604,634	10,130,105
The other directors of the Company whose terms in office expire after the 2009 Annual Meeting of Shareholders are as follows: terms expiring at the 2010 Annual Meeting of Shareholders — Robert L. Barnett, Eugenio Clariond Reyes-Retana and Jeffrey A. Joerres; and terms expiring at the 2011 Annual Meeting of Shareholders — Natalie A. Black, Robert A. Cornog, William H. Lacy and Stephen A. Roell.
The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2009 was approved by the shareholders with 510,162,796 shares voted for, 7,485,880 shares voted against and 1,086,063 shares abstaining.
The proposal requiring shareholder approval of survivor benefits was defeated by the shareholders with 191,636,601 shares voted for, 265,478,344 shares voted against, 3,492,704 shares abstaining and 58,127,090 broker non-votes.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 36 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: February 5, 2009	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated February 5, 2009, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.