Form 10-Q
period 2009-03-31
JOHNSON CONTROLS INC
filed 2009-05-11
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2009

Common Stock: $0.01 7/18 par value per share	594,263,055

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	March 31,	September 30,	March 31,
	2009	2008	2008
Assets

Cash and cash equivalents	$311	$384	$233
Accounts receivable — net	4,745	6,472	6,451
Inventories	1,648	2,099	2,209
Other current assets	1,748	1,721	1,716

Current assets	8,452	10,676	10,609

Property, plant and equipment — net	3,949	4,389	4,324
Goodwill	6,320	6,513	6,401
Other intangible assets — net	749	769	793
Investments in partially-owned affiliates	668	863	854
Other noncurrent assets	1,586	1,777	1,638

Total assets	$21,724	$24,987	$24,619

Liabilities and Shareholders’ Equity

Short-term debt	$621	$456	$574
Current portion of long-term debt	176	287	443
Accounts payable	3,540	5,225	5,238
Accrued compensation and benefits	830	1,024	914
Accrued income taxes	—	117	90
Other current liabilities	2,520	2,701	2,254

Current liabilities	7,687	9,810	9,513

Long-term debt	3,994	3,201	3,301
Postretirement health and other benefits	222	236	260
Other noncurrent liabilities	1,722	2,080	1,800

Long-term liabilities	5,938	5,517	5,361

Commitments and contingencies (Note 19)

Minority interests in equity of subsidiaries	199	236	150

Shareholders’ equity	7,900	9,424	9,595

Total liabilities and shareholders’ equity	$21,724	$24,987	$24,619

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Net sales
Products and systems*	$4,717	$7,593	$10,364	$15,302
Services*	1,598	1,813	3,287	3,588

	6,315	9,406	13,651	18,890
Cost of sales
Products and systems	4,362	6,646	9,635	13,388
Services	1,271	1,450	2,649	2,885

	5,633	8,096	12,284	16,273

Gross profit	682	1,310	1,367	2,617

Selling, general and administrative expenses	(803)	(888)	(1,662)	(1,838)
Restructuring costs	(230)	—	(230)	—
Net financing charges	(46)	(66)	(102)	(135)
Equity income (loss)	2	31	(134)	48

Income (loss) before income taxes and minority interests	(395)	387	(761)	692

Provision for income taxes	(183)	81	59	145
Minority interests in net earnings (loss) of subsidiaries	(19)	17	(19)	23

Net income (loss)	$(193)	$289	$(801)	$524

Earnings (loss) per share
Basic	$(0.33)	$0.49	$(1.35)	$0.88
Diluted	$(0.33)	$0.48	$(1.35)	$0.87

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Operating Activities
Net income (loss)	$(193)	$289	$(801)	$524

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	182	185	363	366
Amortization of intangibles	9	9	18	19
Equity in earnings of partially-owned affiliates, net of dividends received	27	(22)	211	—
Minority interests in net earnings (loss) of subsidiaries	(19)	17	(19)	23
Deferred income taxes	(78)	(29)	222	(20)
Impairment charges	46	—	156	—
Equity-based compensation	8	13	28	33
Other	(1)	—	14	19
Changes in working capital, excluding acquisitions and divestitures of businesses:
Accounts receivable	196	(57)	1,324	429
Inventories	263	(68)	341	(150)
Other current assets	(92)	(57)	(7)	39
Restructuring reserves	83	(18)	31	(32)
Accounts payable and accrued liabilities	(97)	75	(1,753)	(760)
Accrued income taxes	(152)	(39)	(263)	(14)

Cash provided (used) by operating activities	182	298	(135)	476

Investing Activities
Capital expenditures	(158)	(174)	(426)	(361)
Sale of property, plant and equipment	—	17	3	32
Acquisition of businesses, net of cash acquired	(10)	(43)	(32)	(69)
Recoverable customer engineering expenditures	(26)	19	(48)	15
Settlement of cross-currency interest rate swaps	31	(61)	31	(93)
Changes in long-term investments	(15)	—	(63)	(12)

Cash used by investing activities	(178)	(242)	(535)	(488)

Financing Activities
Increase (decrease) in short-term debt — net	(362)	370	187	283
Increase in long-term debt — net	878	232	878	233
Repayment of long-term debt	(322)	(691)	(331)	(712)
Payment of cash dividends	(77)	(78)	(154)	(143)
Stock repurchases	—	(38)	—	(73)
Other	(12)	(25)	17	(17)

Cash provided (used) by financing activities	105	(230)	597	(429)

Increase (decrease) in cash and cash equivalents	$109	$(174)	$(73)	$(441)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)
1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2008. The results of operations for the three and six month periods ended March 31, 2009 are not necessarily indicative of results for the Company’s 2009 fiscal year because of seasonal and other factors.

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

Certain prior period amounts have been revised to conform to the current year’s presentation. Prior year net sales and cost of sales amounts between Products and systems and Services have been reclassified. In addition, the financial results for the three and six month periods ended March 31, 2009, include out of period adjustments of $29 million and $62 million, respectively, made to correct an error related to the power solutions segment that reduce segment income. The errors primarily originated in 2007 and 2008 and resulted in the overstatement of inventory and understatement of cost of sales in prior periods.

Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” the Company may consolidate a partially-owned affiliate when it has less than a 50% ownership. In order to determine whether to consolidate a partially-owned affiliate when the Company has less than a 50% ownership, we first determine if the entity is a variable interest entity (VIE). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, we then determine if the Company is the primary beneficiary of the VIE. Under FIN 46(R), the party exposed to the majority of the risks and rewards associated with the VIE is the VIE’s primary beneficiary and must consolidate the entity.

Based upon the criteria set forth in FIN 46(R), the Company has determined that at March 31, 2009 it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company funds the entities’ short-term liquidity needs. Both entities are consolidated within the automotive experience North America segment. The carrying amounts and classification of assets and liabilities included in our consolidated statements of financial position are as follows (in millions):

	March 31,
	2009	2008
Current assets	$88	$118
Noncurrent assets	111	130

Total assets	$199	$248

Current liabilities	$79	$125
Noncurrent liabilities	—	—

Total liabilities	$79	$125
As of March 31, 2009, the Company did not have a significant variable interest in any unconsolidated VIE’s.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2.	New Accounting Standards

In April 2009, the FASB issued Staff Position (FSP) Financial Accounting Standards (FAS) 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement is effective for the Company beginning in the third quarter of fiscal 2009 (April 1, 2009) with early adoption permitted. The Company adopted this FSP effective January 1, 2009 and has determined that the impact of adoption is not material to its consolidated financial condition and results of operation. See Note 15, “Derivative Instruments and Hedging Activities,” and Note 16, “Fair Value Measurements,” for disclosure of the Company’s fair value of financial instruments as of March 31, 2009.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of the financial statement presented in conformity with U.S. GAAP. This statement is effective sixty days after approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is now effective for the Company. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). See Note 15, “Derivative Instruments and Hedging Activities,” for more information regarding the impact of the Company’s adoption of SFAS No. 161.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted this statement effective October 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value which were not

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
previously required to be measured at fair value. The adoption of this standard has had no impact on the Company’s consolidated financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. The Company adopted this statement effective October 1, 2008. The adoption of this standard has had no material impact on the Company’s consolidated financial condition and results of operation. See Note 16, “Fair Value Measurements,” for more information regarding the impact of the Company’s adoption of SFAS No. 157. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2 as of March 31, 2009. The provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009).

3.	Acquisition of Businesses

During fiscal 2009 the Company completed two acquisitions for a combined purchase price of $37 million, of which $32 million was paid in the six months ended March 31, 2009. Neither of the acquisitions was material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $24 million. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

In the first quarter of fiscal 2008, the Company completed three acquisitions for a combined purchase price of $75 million, of which $69 million was paid in the six months ended March 31, 2008. None of the acquisitions was material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $36 million.

4.	Percentage-of-Completion Contracts

The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable — net related to these contracts were $512 million, $670 million and $618 million at March 31, 2009, September 30, 2008, and March 31, 2008, respectively. Amounts included within other current liabilities were $609 million, $654 million and $544 million at March 31, 2009, September 30, 2008, and March 31, 2008, respectively.

5.	Inventories

Inventories consisted of the following (in millions):

	March 31,	September 30,	March 31,
	2009	2008	2008
Raw materials and supplies	$731	$902	$923
Work-in-process	228	324	359
Finished goods	801	985	989

FIFO inventories	1,760	2,211	2,271
LIFO reserve	(112)	(112)	(62)

Inventories	$1,648	$2,099	$2,209

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the six month period ended September 30, 2008 and the six month period ended March 31, 2009 were as follows (in millions):

			Currency
	March 31,	Business	Translation	September 30,
	2008	Acquisitions	and Other	2008
Building efficiency
North America systems	$506	$10	$(1)	$515
North America service	653	7	(3)	657
North America unitary products	481	—	—	481
Global workplace solutions	181	6	(9)	178
Europe	411	—	17	428
Rest of world	587	—	(13)	574
Automotive experience
North America	1,177	178	1	1,356
Europe	1,269	7	(57)	1,219
Asia	217	—	(17)	200
Power solutions	919	—	(14)	905

Total	$6,401	$208	$(96)	$6,513

			Currency
	September 30,	Business	Translation	March 31,
	2008	Acquisitions	and Other	2009
Building efficiency
North America systems	$515	$—	$(2)	$513
North America service	657	—	(1)	656
North America unitary products	481	—	—	481
Global workplace solutions	178	—	(18)	160
Europe	428	—	(20)	408
Rest of world	574	24	(49)	549
Automotive experience
North America	1,356	—	(2)	1,354
Europe	1,219	—	(97)	1,122
Asia	200	—	(5)	195
Power solutions	905	—	(23)	882

Total	$6,513	$24	$(217)	$6,320

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	March 31, 2009			September 30, 2008			March 31, 2008
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$297	$(173)	$124	$302	$(168)	$134	$309	$(161)	$148
Unpatented technology	23	(11)	12	25	(11)	14	25	(10)	15
Customer relationships	341	(48)	293	344	(42)	302	347	(36)	311
Miscellaneous	36	(13)	23	35	(13)	22	35	(13)	22

Total amortized intangible assets	697	(245)	452	706	(234)	472	716	(220)	496
Unamortized intangible assets
Trademarks	297	—	297	297	—	297	297	—	297

Total intangible assets	$994	$(245)	$749	$1,003	$(234)	$769	$1,013	$(220)	$793

Amortization of other intangible assets for the six month periods ended March 31, 2009 and 2008 was $18 million and $19 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $33 million per year over the next five years.

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

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended March 31, 2009 and 2008 were as follows (in millions):

	2009	2008
Balance as of September 30	$204	$186
Accruals for warranties issued during the period	97	79
Accruals from acquisitions	—	1
Accruals related to pre-existing warranties (including changes in estimates)	—	—
Settlements made (in cash or in kind) during the period	(110)	(80)
Currency translation	(7)	5

Balance as of March 31	$184	$191

8. Restructuring Costs
To further align the Company’s cost structure with global automotive market conditions, the Company committed to a restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge relates to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the initiative by the end of 2010. The automotive-related restructuring actions target excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels.

The 2009 Plan includes workforce reductions of approximately 6,700 employees (2,900 for automotive experience — North America, 1,900 for automotive experience — Europe, 900 for automotive experience — Asia, 200 for building efficiency — North America, 400 for building efficiency — Europe, 100 for building efficiency — rest of world, and 300 for power solutions). Restructuring charges associated with employee severance and termination benefits are to be paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of March 31, 2009, approximately 1,800 employees have been separated from the Company pursuant to the 2009 Plan. In addition, the 2009 Plan includes 9 plant closures (3 for automotive experience — North America, 1 for automotive experience — Europe, 3 for automotive experience — Asia, 1 for building efficiency — rest of world, and 1 for power solutions). As of March 31, 2009, none of the plants have been closed. The portion of the restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.

The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Fixed Asset
	Benefits	Impairment	Other	Total
Original Reserve	$182	$46	$2	$230
Utilized — Cash	(15)	—	—	(15)
Utilized — Noncash	—	(46)	—	(46)

Balance at March 31, 2009	$167	$—	$2	$169

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge relates to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2008 Plan by early 2010. The automotive-related restructuring is in response to the changing fundamentals of the European and North American automotive markets. The actions target reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially in Europe. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its regional manufacturing capacity.

The 2008 Plan includes workforce reductions of approximately 9,400 employees (3,700 for automotive experience — North America, 3,400 for automotive experience — Europe, 400 for building efficiency — North America, 1,000 for building efficiency — Europe, 400 for building efficiency — rest of world and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of March 31, 2009, approximately 6,600 employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 21 plant closures (9 for automotive experience — North America, 9 for automotive experience — Europe, 1 for building

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited
efficiency — North America, and 2 for power solutions). As of March 31, 2009, 9 of the 21 plants have been closed. The portion of the restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.

The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2008	$435	$9	$—	$444
Utilized — Cash	(47)	—	—	(47)
Utilized — Noncash	—	—	(17)	(17)

Balance at December 31, 2008	$388	$9	$(17)	$380
Utilized — Cash	(86)	—	—	(86)
Utilized — Noncash	—	—	(22)	(22)

Balance at March 31, 2009	$302	$9	$(39)	$272

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering and purchasing operations, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, the Company is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position, lead to impairment charges and/or require additional restructuring of the Company’s operations.

9.	Research and Development

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $85 million and $104 million for the three months ended March 31, 2009 and 2008, respectively, and $190 million and $227 million for the six months ended March 31, 2009 and 2008. These expenditures are net of customer reimbursements of $79 million and $99 million for the three months ended March 31, 2009 and 2008, respectively, and $166 million and $176 million for the six months ended March 31, 2009 and 2008, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.	Income Taxes

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Federal, state and foreign income tax expense at annual effective rate	$(122)	$81	$(235)	$145

Effective tax rate adjustment	(7)	—	—	—
Valuation allowance adjustment	(45)	—	255	—
Restructuring charges	27	—	27	—
Impairment charges	—	—	48	—
Change in tax status of foreign subsidiary	(30)	—	(30)	—
Interest refund	(6)	—	(6)	—

Provision for income taxes	$(183)	$81	$59	$145

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2009, the Company increased its estimated annual effective income tax rate from continuing operations from 24% to 31%, primarily due to recognized geographical shift in income. This created a tax benefit of $7 million in the current quarter after applying the new effective rate to the first quarter provision. The estimated annual effective income tax rate from continuing operations for the three months and six months ended March 31, 2008 was 21%.

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

In the second quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances against the income tax provision in the three month period ended March 31, 2009.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restructuring Charge

In the second quarter of fiscal 2009, the Company recorded a $27 million discrete period tax adjustment related to the second quarter 2009 restructuring costs using a blended statutory tax rate of 19.2%.

Impairment Charges

In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%. Due to the effective tax rate change in the second quarter of fiscal 2009, the discrete period tax adjustment increased by $18 million for a total tax adjustment for the six months ended March 31, 2009 of $48 million.

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

Upon adoption, the Company increased its existing reserves for uncertain tax positions by $93 million. The increase was recorded as a cumulative effect adjustment to shareholders’ equity of $68 million and an increase to goodwill of $25 million related to prior year business combinations. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $616 million of which $475 million, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $75 million (net of tax benefit). The net change in interest and penalties during the six months ended March 31, 2009 and 2008 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense or goodwill, when applicable.

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

Tax	Statute of
Jurisdiction	Limitations

Austria	5 years
Belgium	3 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Spain	4 years
United Kingdom	6 years
U.S. — Federal	3 years
U.S. — State	3 to 5 years
In the United States, the 2004 through 2006 fiscal years are currently under exam by the Internal Revenue Service (IRS) and the fiscal years 1999 to 2003 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Tax Jurisdiction	Tax Years Covered
Austria	2003 — 2005
Belgium	2006 — 2007
Brazil	2008
Canada	2004 — 2006
France	2005 — 2008
Germany	2001 — 2003
Italy	2004 — 2006
Japan	2006 — 2008
Mexico	2003 — 2004
Spain	2003 — 2005
It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, which may result in favorable tax reserve adjustments in an amount not to exceed $100 million.

Change in Tax Status of non-U.S. Subsidiary

For the three and six months ended March 31, 2009, the tax provision decreased as a result of a $30 million tax benefit realized by a change in tax status of a French subsidiary.

The change in tax status resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of its investment. This election changed the tax status from a controlled foreign corporation (i.e., taxable entity) to a branch (i.e., flow through entity similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provision of SFAS No. 109.

Interest Refund Claim

The Company filed a claim for refund in the period ended March 31, 2009, with the Internal Revenue Service related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.

Impacts of Tax Legislation

In February 2009, Wisconsin enacted numerous changes to Wisconsin income tax law as part of the Budget Stimulus and Repair Bill, Wisconsin Act 2. These changes will become effective in the Company’s tax year ended September 30, 2010. The major changes included an adoption of corporate unitary combined reporting and an expansion of the related entity expense add back provisions. These Wisconsin tax law changes will not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Various other tax legislation was adopted in the three months ended March 31, 2009. None of these changes will have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	U.S. Pension Plans
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Service cost	$16	$20	$33	$40
Interest cost	39	35	79	70
Expected return on plan assets	(44)	(41)	(89)	(83)
Amortization of net actuarial loss	1	1	2	3
Amortization of prior service cost	1	1	1	1

Net periodic benefit cost	$13	$16	$26	$31

	Non-U.S. Pension Plans
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Service cost	$7	$9	$15	$19
Interest cost	16	18	32	36
Expected return on plan assets	(13)	(16)	(26)	(33)
Amortization of net actuarial loss	1	2	2	4

Net periodic benefit cost	$11	$13	$23	$26

	Postretirement Health and Other Benefits
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Service cost	$1	$1	$2	$2
Interest cost	4	5	9	9
Amortization of net actuarial gain	—	(1)	(1)	(1)
Amortization of prior service cost	(1)	(2)	(3)	(4)

Net periodic benefit cost	$4	$3	$7	$6

12.	Debt and Financing Arrangements

On March 16, 2009, the Company issued nine million Equity Units (“Units”) with an aggregate principal amount of $450 million in a public offering. The Company received approximately $436 million in net proceeds from the sale of the Units after underwriting discounts and other expenses. The proceeds were used to repay short-term indebtedness incurred within the second quarter to fund working capital requirements. Each Unit has a stated amount of $50 and consists of (a) a purchase contract which obligates the holder to purchase, and obligates the Company to sell, no later than March 31, 2012, a variable number of shares of the Company’s common stock for $50 and (b) a one-twentieth, or 5%, undivided beneficial ownership interest in a subordinated note issued by the Company due March 31, 2042 with a principal amount of $1,000. The subordinated notes are pledged by the holders to secure their obligations under the purchase contract, and at the time of the offering, the estimated fair value of the purchase contract was zero. The Company will make quarterly interest payments at the annual rate of 11.5% on the subordinated notes, and the first interest payment will be made on June 30, 2009. Prior to March 31, 2012, the Company may defer payment of interest on the subordinated notes for one or more consecutive interest periods provided that each deferred interest payment may only be deferred until the earlier of (a) the third anniversary of the interest payment date on which the interest payment was originally scheduled to be paid or (b) March 31, 2014. The subordinated notes will be remarketed between January 1, 2012 and March 31, 2012 whereby the interest rate on the notes will be reset and certain other terms of the notes may be modified in order to generate sufficient remarketing proceeds to satisfy the Unit holders’ obligations under the purchase contract. If the subordinated notes are not successfully remarketed, then a put right of holders of the notes will be automatically exercised unless such

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
holders (a) notify the Company of their intent to settle their obligations under the purchase contracts in cash, and (b) deliver $50 in cash per purchase contract, by the applicable dates specified by the purchase contracts. Following such exercise and settlement, the Unit holders’ obligations to purchase shares of common stock under the purchase contracts will be satisfied in full, and the Company will deliver the shares of common stock to such holders.

In connection with this transaction, approximately $14 million of issuance costs were incurred. Of the total issuance costs, approximately $12 million was charged to “Capital in excess of par value” with the remainder deferred and amortized over three years.

The number of shares issued under the purchase contract is contingent based on, among other things, the share price of the Company’s common stock on the stock purchase date and anti-dilution adjustments. The minimum and maximum number of shares to be issued under the purchase contract is approximately 43.7 million and 50.3 million, respectively, subject to anti-dilution adjustments. Before the issuance of common stock upon settlement of the purchase contracts, the purchase contracts will be reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued and included in calculating diluted earnings per share. The number of shares of common stock used in calculating diluted earnings per share is based on the nine million Units issued at $50 per Unit divided by the beginning stock price for the reporting period. In addition, if dilutive, interest expense, net of tax, related to the subordinated notes will be added back to the numerator in calculating diluted earnings per share. The impact of the Units was not included in the computation of diluted net loss per common share for the three and six months ended March 31, 2009 since to do so would have been antidilutive and decrease the loss per share. Refer to Note 13, “Earnings Per Share,” for the calculation of diluted net loss per common share.

On March 16, 2009, the Company closed an offering of $402.5 million aggregate principal amount of 6.5% convertible senior notes due September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The net proceeds from the sale of the convertible notes were approximately $392 million after underwriting discounts and other expenses and were used to repay short-term indebtedness incurred within the second quarter to fund working capital requirements.

In February 2009, the Company entered into a $50 million, three year, floating rate bilateral loan agreement. The Company drew the entire amount under the loan agreement during the course of the second quarter of fiscal 2009. Also during the second quarter of fiscal 2009, the Company retired approximately $54 million in principal amount of its $800 million fixed rate bonds that mature in January 2011. The Company used proceeds from the $50 million floating rate loan agreement to retire the bonds.

On January 17, 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured. The Company used proceeds from commercial paper issuances to repay amounts due under the loan agreement.

13.	Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Income Available to Common Shareholders

Basic and diluted income (loss) available to common shareholders	$(193)	$289	$(801)	$524

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	593.6	592.8	593.5	593.0
Effect of dilutive securities:
Stock options	—	7.9	—	9.1

Diluted weighted average shares outstanding	593.6	600.7	593.5	602.1

Antidilutive Securities
Options to purchase common shares	—	1.0	—	0.8
For the three and six months ended March 31, 2009, the total number of potential dilutive shares due to stock options, Equity Units and the convertible senior notes was 86.9 million and 87.4 million, respectively. However, these items were not included in the computation of diluted net loss per common share for the three and six months ended March 31, 2009, since to do so would decrease the loss per share.

On January 21, 2009, the Company declared a quarterly dividend of $0.13 per common share payable April 2, 2009, to shareholders of record on March 13, 2009. On January 23, 2008, the Company declared a quarterly dividend of $0.13 per common share payable April 2, 2008, to shareholders of record on March 14, 2008.

14.	Comprehensive Income

A summary of comprehensive income is shown below (in millions):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(193)	$289	$(801)	$524
Realized and unrealized gains (losses) on derivatives	40	(1)	2	(52)
Foreign currency translation adjustments	(178)	324	(576)	448

Other comprehensive income (loss)	(138)	323	(574)	396

Comprehensive income (loss)	$(331)	$612	$(1,375)	$920

The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure or commodity price exposure, primarily using foreign currency exchange contracts and commodity contracts, respectively. These instruments are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149 and are recorded in the condensed consolidated statement of financial position at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as unrealized gains/losses on derivatives, a component of accumulated other comprehensive income, and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings.

The unfavorable foreign currency translation adjustments (CTA) for the three and six months ended March 31, 2009 were primarily due to the weakening of the euro and other foreign currencies against the U.S. dollar.

The Company has foreign currency-denominated debt obligations which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
CTA within the accumulated other comprehensive income account until the sale or liquidation of the related foreign subsidiary.

Refer to Note 15, “Derivative Instruments and Hedging Activities,” and Note 16, “Fair Value Measurements,” for further discussion of the Company’s derivative instruments and related hedged items.

15.	Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in the second quarter of fiscal 2009.

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities and compensation expense. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 16, “Fair Value Measurements,” for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company primarily uses foreign currency exchange contracts to hedge certain of its foreign exchange rate exposures. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures.

The Company has entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity where they offset gains and losses recorded on the Company’s net investment in Japan. As of March 31, 2009, the Company had 37 billion yen of foreign denominated debt outstanding designated as net investment hedges in the Company’s net investment in Japan.

The Company uses commodity contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. The maturities of the commodity contracts coincide with the expected purchase of the commodities. As of March 31, 2009, the Company had the following outstanding commodity hedge contracts that hedge forecasted purchases (in thousands):

		Volume Outstanding
Commodity	Units	As of March 31, 2009
Lead	Metric tons	7
Copper	Pounds	17,850
Polypropylene	Pounds	12,600
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities,

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
allowing the Company to fix a portion of the liabilities at a stated amount. As of March 31, 2009, the Company had hedged approximately 1.5 million shares of its common stock.

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statement of financial position at March 31, 2009 (in millions):

	March 31, 2009
	Derivatives and	Derivatives and
	Hedging Activities	Hedging Activities Not
	Designated as Hedging	Designated as Hedging
	Instruments under	Instruments under
	SFAS No. 133	SFAS No. 133

Other current assets
Foreign currency exchange derivatives	$44	$27
Equity swap	—	18

Other noncurrent assets
Foreign currency exchange derivatives	2	2

Total assets	$46	$47

Current portion of long-term debt
Net investment hedge	$123	$—

Other current liabilities
Foreign currency exchange derivatives	62	18
Commodity derivatives	37	—

Long-term debt
Net investment hedges	256	—

Other noncurrent liabilities
Foreign currency exchange derivatives	3	2

Total liabilities	$481	$20

The following table presents the location and amount of gains and losses on derivative instruments and related hedge items included in the Company’s consolidated statement of income for the three months ended March 31, 2009 and gains and losses initially recognized in other comprehensive income (OCI) net of tax or cumulative translation adjustment (CTA) net of tax in the condensed consolidated statement of financial position at March 31, 2009 (in millions):

	As of March 31, 2009	For the three months ended March 31, 2009		For the three months ended March 31, 2009
				Location of Gain
	Amount of Gain	Location of Gain (Loss)	Amount of Gain (Loss)	(Loss) Recognized in	Amount of Gain
	(Loss) Recognized in	Reclassified from AOCI	Reclassified from	Income on	(Loss) Recognized in
Derivatives in SFAS No. 133 Cash	OCI on Derivative	into Income (Effective	AOCI into Income	Derivative	Income on Derivative
Flow Hedging Relationships	(Effective Portion)	Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$(10)	Sales	$(7)	—	$—

Commodity derivatives	(31)	Cost of sales	(46)	Cost of sales	(4)

Total	$(41)		$(53)		$(4)

	As of March 31, 2009	For the three months ended March 31, 2009		For the three months ended March 31, 2009
Location of Gain
	Amount of Gain	Location of Gain (Loss)	Amount of Gain (Loss)	(Loss) Recognized in	Amount of Gain
	(Loss) Recognized in	Reclassified from AOCI	Reclassified from	Income on	(Loss) Recognized in
Hedging Activities in SFAS No. 133	CTA on Derivative	into Income (Effective	AOCI into Income	Derivative	Income on Derivative
Net Investment Hedging Relationships	(Effective Portion)	Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Net investment hedges	$(8)	—	$—	—	$—

Total	$(8)		$—		$—

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	For the three months ended March 31, 2009
		Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income	Recognized in Income on
Instruments under SFAS No. 133	on Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$(76)
Foreign currency exchange derivatives	Net financing	79
Equity swap	Selling, general and administrative expenses	4
Commodity derivatives	Cost of sales	(3)

Total		$4

Refer to Note 14, “Comprehensive Income,” for further discussion of realized and unrealized gains and losses on derivatives recorded in other comprehensive income. In addition, the Company does not hold any derivative instruments which contain credit-risk-related contingent features.

16.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2 as of March 31, 2009.

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

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a quarterly basis as of March 31, 2009 (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair Value Measurements Using:
		Quoted Prices in	Significant Other	Significant
	Total as of	Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Cross-currency interest rate swap	$—	$—	$—	$—
Equity swap	18	18	—	—
Foreign currency exchange derivatives	75	75	—	—

Total	$93	$93	$—	$—

Liabilities
Foreign currency exchange derivatives	$85	$85	$—	$—
Commodity derivatives	37	—	37	—
Interest rate swaps and related debt	—	—	—	—
Foreign currency denominated debt	379	379	—	—

Total	$501	$464	$37	$—

Valuation Methods

Cross-currency interest rate swap — The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its foreign currency denominated debt obligations. The cross-currency interest rate swap is valued using market assumptions. The currency effects of the swap and related debt obligation are reflected in the consolidated statement of income and the change in value of the swap and debt obligation offset. The Company settled its cross-currency interest rate swap in the second quarter of fiscal 2009.

Equity swap — The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statement of income. The Company settled the equity swap at the beginning of the second quarter of fiscal 2009. The Company reinstituted the equity swap at the end of the second quarter with a reduced number of shares.

Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2009.

Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper and polypropylene. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at March 31, 2009.

Interest rate swaps and related debt — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. The Company settled all of its interest rate swaps in the second quarter of fiscal 2009.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Foreign currency denominated debt — The Company has entered into certain foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. As net investment hedges, the currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices. On January 15, 2008, the Company had entered into a 18 billion yen, three year, floating rate loan agreement. The Company did not elect to designate the debt as part of the hedge of the net investment in Japan and hedged the exposure of the change in value of the yen with a 18 billion yen cross- currency swap. The currency effect of the 18 billion yen loan was reflected in the consolidated statement of income. On January 17, 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured, leaving unhedged a significant portion of the net investment in Japan. On that date, the Company unwound the cross-currency swap that hedged the 18 billion yen loan and elected to designate the latter as part of its net investment hedge in Japan.

17.	Impairment of Long-Lived Assets

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

In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 8, “Restructuring Costs,” for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the European automotive experience segment due to significant declines in European automotive sales volumes. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.

At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the significant declines in North American and European automotive sales volumes. As a result, the Company reviewed its long-lived assets for impairment and recorded a $110 million impairment charge in the first quarter of fiscal 2009, of which $77 million related to the North America automotive experience segment and $33 million related to the Europe automotive experience segment.

The Company reviews its equity investments for impairment whenever there is a loss in value of an investment which is other than a temporary decline. The Company conducts its equity investment impairment analyses in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires the Company to record an impairment charge for a decrease in value of an investment when the decline in the investment is considered to be other than temporary.

At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which has significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result,

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
recorded a $152 million impairment charge within its North America unitary products segment in the first quarter of fiscal 2009.

The Company concluded there were no other impairments as of March 31, 2009. The Company will continue to monitor developments in the automotive and North American residential heating, ventilating and air conditioning (HVAC) industries as future adverse developments in these industries could lead to additional impairment charges.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	Net Sales
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Building efficiency
North America systems	$571	$563	$1,108	$1,075
North America service	526	582	1,058	1,123
North America unitary products	117	153	250	315
Global workplace solutions	659	781	1,387	1,562
Europe	498	616	1,070	1,281
Rest of world	594	604	1,179	1,187

	2,965	3,299	6,052	6,543

Automotive experience
North America	888	1,699	2,291	3,518
Europe	1,333	2,551	2,772	4,952
Asia	224	400	513	769

	2,445	4,650	5,576	9,239

Power solutions	905	1,457	2,023	3,108

Total net sales	$6,315	$9,406	$13,651	$18,890

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Segment Income
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Building efficiency
North America systems	$55	$63	$110	$112
North America service	37	42	71	68
North America unitary products	(49)	(14)	(225)	(23)
Global workplace solutions	8	11	14	29
Europe	12	14	24	40
Rest of world	27	61	75	114

	90	177	69	340

Automotive experience
North America	(166)	25	(336)	35
Europe	(94)	120	(241)	195
Asia	(15)	10	(27)	3

	(275)	155	(604)	233

Power solutions	66	121	106	254

Total segment income (loss)	$(119)	$453	$(429)	$827

Net financing charges	(46)	(66)	(102)	(135)
Restructuring costs	(230)	—	(230)	—

Income (loss) before income taxes and minority interests	$(395)	$387	$(761)	$692

19.	Commitments and Contingencies

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

A significant portion of the Company’s sales are to customers in the automotive industry. Continued adverse developments in the North American or European automotive industries could impact the Company’s liquidity position and/or require additional restructuring of the Company’s operations or impairment charges. In addition, a prolonged downturn in the automotive market may likely impact certain vendors’ financial solvency, including the ability to meet restrictive debt covenants, resulting in potential liabilities or additional costs to the Company to ensure uninterrupted supply to its customers.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
20.	Subsequent Event

On April 30, 2009, Chrysler LLC (Chrysler) filed for bankruptcy protection after they were unable to reach an agreement with lenders to restructure their debt. Under the initial bankruptcy plan, Chrysler announced that they will temporarily idle all of their U.S. production facilities as of May 4, 2009, and that they intend to resume normal production schedules, under their new organizational structure upon emergence from bankruptcy, which they expect will be within 30 to 60 days. Chrysler has announced that eight plants are scheduled to close permanently, three of which have already closed as of the bankruptcy filing date. Because Chrysler contemplates that the bankruptcy filing will only result in a temporary shut down for the majority of its facilities, limited plant closings have been announced and no automotive platforms that are significant to the Company have been discontinued at this time, the Company believes no significant inventory obsolescence or fixed asset impairments exist at March 31, 2009. As a participant in the U.S. Treasury Department’s Auto Supplier Support Program (the Program), the Company is guaranteed payment on its eligible sales defined under this program, less a nominal fee on those sales, for participation in the Program. Additionally, a federal bankruptcy judge gave Chrysler interim approval to utilize approximately $1.7 billion to begin settling obligations to its suppliers. Therefore, the Company believes its outstanding accounts receivable balance with Chrysler at March 31, 2009, is fully collectible.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of income and the condensed consolidated statements of cash flows for the three-month and six-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 25, 2008 we expressed an unqualified opinion on those consolidated financial statements. An explanatory paragraph was included in our report for the adoption of FASB Interpretation Number (FIN) 48, “Accounting for uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2008, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 11, 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to Johnson Controls, Inc. and its consolidated subsidiaries.
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “guidance” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

The following information should be read in conjunction with the September 30, 2008 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2008 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended March 31, 2009, compared to the three months ended March 31, 2008, while references to “Year-to-Date” refer to the six months ended March 31, 2009, compared to the six months ended March 31, 2008.
Outlook
The global economic environment remained distressed during the second quarter of fiscal 2009. The automotive industry experienced prolonged production shut-downs in the North American and European automotive markets and industry forecasts for vehicle production for fiscal 2009 continued to decline. So far in fiscal 2009, automotive production has declined by a double digit rate in every region compared to the similar periods in 2008, with virtually every automotive manufacturer affected, including our top four customers: General Motors Corporation, Ford Motor Company, Daimler AG and Toyota Motor Corporation. However, with government support programs in both the U.S. and Europe, we expect profitability to improve in our automotive experience business unit in the second half of fiscal 2009 as compared to the first half of fiscal 2009.
The softening in the commercial construction market is primarily concentrated in the office, retail and lodging sectors, whereas institutional buildings, such as government, healthcare and education, remained the strongest sectors of new construction and are the primary focus of our building efficiency business. Due to the uncertain economic environment, some commercial customers have deferred service and maintenance work, and U.S. housing starts and existing-home sales continued to decline. Additionally, there have been delays in energy efficiency projects pending government stimulus funding. In spite of these factors, our building efficiency backlog continued to grow, tax credits in the U.S. for first time home buyers have the potential to stabilize the domestic residential housing market, and we believe that we are well-positioned to benefit from additional future potential government energy efficiency programs.
We are working to reduce our variable and fixed costs in both automotive experience and power solutions in response to the decline in automotive production volumes. In the fourth quarter of fiscal 2008 and in the second quarter of fiscal 2009, we announced restructuring plans intended to improve our cost structure and rebalance production within each regional footprint. We expect to see the benefits from these plans in the second half of fiscal 2009. Despite the decline in automotive production, we believe that power solutions is well positioned with its strong global market share in the historically more stable aftermarket sector. We continue to work on opportunities to grow with our existing customers, as well as win new accounts.
In April 2009, the U.S. Treasury Department finalized the Auto Supplier Support Program (the Program) to provide auto-parts suppliers with access to government-backed protection whereby amounts owed to them for the products they ship to General Motors Corporation or Chrysler LLC will be paid regardless of the financial viability of either automotive company. Participating suppliers have two options under the Program: Option 1 is to receive the protection for a modest fee, or Option 2 is to sell their receivables into the program for a modest discount, which will provide them with immediate liquidity. The Company has elected to participate in Option 1 of the Program and will pay a 2% fee on its eligible sales.
On April 30, 2009, Chrysler LLC (Chrysler) filed for bankruptcy protection after they were unable to reach an agreement with lenders to restructure their debt. Under the initial bankruptcy plan, Chrysler announced that they will temporarily idle all of their U.S. production facilities as of May 4, 2009, and that they intend to resume normal production schedules, under their new organizational structure upon emergence from bankruptcy, which they expect will be within 30 to 60 days. Chrysler has announced that eight plants are scheduled to close permanently, three of which have already closed as of the bankruptcy filing date. Because Chrysler contemplates that the bankruptcy filing will only result in a temporary shut down for the majority of its facilities, limited plant closings have been announced and no automotive platforms that are significant to the Company have been discontinued at this time, the Company believes no significant inventory obsolescence or fixed asset impairments exist at March 31, 2009. As a participant in the U.S. Treasury Department’s Auto Supplier Support Program (the Program), the Company is guaranteed payment on its eligible sales defined under this program, less a nominal fee on those sales, for participation in the Program. Additionally, a federal bankruptcy judge gave Chrysler interim approval to utilize approximately $1.7 billion to begin settling obligations to its suppliers. Therefore, the Company believes its outstanding accounts receivable balance with Chrysler at March 31, 2009, is fully collectible.

Liquidity and Capital Resources
The Company believes its capital resources and liquidity position at March 31, 2009, were adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2009 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company has experienced uninterrupted access in the U.S. commercial paper market, while the euro market periodically closes for U.S. multinationals. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. Further downgrades in our credit rating could negatively impact our access to the commercial paper market. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
The Company’s debt financial covenants require a minimum consolidated stockholders’ equity of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated stockholders’ equity for liens and pledges. For purposes of calculating the Company’s covenants, consolidated stockholders’ equity is calculated without giving effect to (i) the application of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2009, consolidated stockholders’ equity as defined per our covenants was $7.7 billion and there were no outstanding amounts for liens and pledges. The Company expects to be in compliance with all covenants and other requirements set forth in its credit agreements and indentures in the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
The key financial assumptions used in calculating the pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. Our most recent actuarial valuation utilized an expected rate of return of 8.5% and 5.5% for U.S. and non-U.S. plans, respectively. Given the recent credit market crisis and losses in equity markets, the Company anticipates the actual rate of return will likely be well below these rates in fiscal 2009. However, the Company still believes the long-term rate of return will approximate 8.5% and 5.5% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. The Company’s U.S. minimum funding requirement for the remainder of fiscal 2009, and through the first quarter of fiscal 2010, is approximately $21 million per quarter. The Company also monitors its non-U.S. plans’ funded status and meets all minimum funding requirements. The Company is reviewing the annual incremental funding requirements for its non-U.S. plans resulting from the recent global equity market performance to determine if additional funding is required. In fiscal 2009, the Company made incremental discretionary pension contributions of approximately $75 million.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and minority interests excluding net financing charges and restructuring costs.

Summary

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2009	2008	Change	2009	2008	Change
Net sales	$6,315	$9,406	-33%	$13,651	$18,890	-28%
Segment income	(119)	453	*	(429)	827	*

*	Measure not meaningful
Three Months:
•	The $3.1 billion decrease in consolidated net sales was primarily due to lower sales in the automotive experience business ($1.8 billion) as a result of significantly reduced industry production levels by all our major original equipment manufacturers (OEM’s) primarily in North America and Europe, the unfavorable impact of foreign currency translation ($712 million), the impact of lower lead costs on pricing and lower sales volumes in the power solutions business ($458 million) and lower net sales in the building efficiency business ($82 million) primarily due to a depressed U.S. residential market and lower technical services demand.

•	The $572 million decrease in segment income was primarily due to lower volumes primarily in the automotive experience and power solutions businesses, inventory and related charges in the building efficiency business, and the unfavorable effects of foreign currency translation ($42 million).
Year-to-Date:
•	The $5.2 billion decrease in consolidated net sales was primarily due to lower sales in the automotive experience business ($3.0 billion) as a result of significantly reduced industry production levels by all our major OEM’s primarily in North America and Europe, the unfavorable impact of foreign currency translation ($1.2 billion), and in the power solutions business, primarily the impact of lower lead costs on pricing and lower sales volumes ($947 million).

•	The $1.3 billion decrease in segment income was primarily due to lower volumes mainly in the automotive experience business as a result of significantly reduced industry production volumes, lead costs not recovered by pricing, first quarter impairment charges recorded on an equity investment ($152 million) in the building efficiency North American unitary products segment and certain fixed asset impairment charges recorded in the automotive experience North America and Europe segments ($77 million and $33 million, respectively) and the unfavorable impact of foreign currency translation ($75 million).
Building Efficiency — Net Sales

	Net Sales			Net Sales
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(in millions)	2009	2008	Change	2009	2008	Change
North America systems	$571	$563	1%	$1,108	$1,075	3%
North America service	526	582	-10%	1,058	1,123	-6%
North America unitary products	117	153	-24%	250	315	-21%
Global workplace solutions	659	781	-16%	1,387	1,562	-11%
Europe	498	616	-19%	1,070	1,281	-16%
Rest of world	594	604	-2%	1,179	1,187	-1%

	$2,965	$3,299	-10%	$6,052	$6,543	-8%

Three Months:
•	The increase in North America systems was primarily due to higher control systems and product commercial volumes in the construction and replacement markets ($11 million) and the impact of prior year acquisitions ($5 million), partially offset by the unfavorable impact from foreign currency translation ($8 million).
•	The decrease in North America service was primarily due to lower truck-based business ($67 million) and the unfavorable impact of foreign currency translation ($9 million), partially offset by higher volumes in energy solutions ($20 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market, which impacts the demand for HVAC equipment in new construction housing starts.

•	The decrease in global workplace solutions was primarily due to the unfavorable impact of foreign currency translation ($110 million), and lower volume of pass through contracts in Europe and Asia ($27 million), partially offset by higher volumes in North America ($15 million).

•	The decrease in Europe reflects the unfavorable impact of foreign currency translation ($111 million) and lower control systems and product demand in emerging markets.

•	The decrease in rest of world was due to volume decreases in Latin America ($21 million) and the unfavorable impact of foreign currency translation ($14 million), partially offset by higher volumes in the Middle East ($25 million).
Year-to-Date:
•	The increase in North America systems was primarily due to higher control systems and product commercial volumes in the construction and replacement markets ($38 million) and the impact of prior year acquisitions ($10 million), partially offset by the unfavorable impact of foreign currency translation ($15 million).

•	The decrease in North America service was primarily due to lower truck-based business ($82 million) and the unfavorable impact of foreign currency translation ($17 million), partially offset by increased volume of energy solutions ($34 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market, which impacts the demand for HVAC equipment in new construction housing starts.

•	The decrease in global workplace solutions primarily reflects the unfavorable impact of foreign currency translation ($199 million) and lower volume of pass through contracts in Europe and Asia, partially offset by higher volumes in North America.

•	The decrease in Europe reflects the unfavorable impact of foreign currency translation ($198 million) and a reduction in control systems and products in emerging markets and specialty volumes ($13 million).

•	The decrease in rest of world is due to volume decreases in Latin America ($24 million) and the unfavorable impact of foreign currency translation ($14 million), partially offset by higher volumes in the Middle East and other regions ($30 million).
Building Efficiency — Segment Income

	Segment Income			Segment Income
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(in millions)	2009	2008	Change	2009	2008	Change
North America systems	$55	$63	-13%	$110	$112	-2%
North America service	37	42	-12%	71	68	4%
North America unitary products	(49)	(14)	*	(225)	(23)	*
Global workplace solutions	8	11	-27%	14	29	-52%
Europe	12	14	-14%	24	40	-40%
Rest of world	27	61	-56%	75	114	-34%

	$90	$177	-49%	$69	$340	-80%

*	Measure not meaningful

Three Months:
•	The decrease in North America systems was primarily due to a mix of a higher volume of lower margin commercial products ($12 million), partially offset by lower SG&A expenses ($2 million) and improved volumes ($2 million).

•	The decrease in North America service was primarily due to lower volumes in truck-based services ($14 million) offset by lower SG&A expenses ($9 million).

•	The decrease in North America unitary products was primarily due to the decline in sales volumes and inventory and related charges ($20 million).

•	The decrease in global workplace solutions is primarily due to the unfavorable impact of foreign currency translation ($3 million).

•	The decrease in Europe was primarily due to lower margin rates on lower sales volumes ($14 million) and the unfavorable impact of foreign currency translation ($3 million), partially offset by lower SG&A costs ($15 million) due in part to the benefits of restructuring activities.

•	The decrease in rest of world was primarily due to lower overall sales volumes, the impact of foreign currency on imported products sold in Latin America and higher SG&A expenses for investments in other regions.
Year-to-Date:
•	The decrease in North America systems was primarily due to a mix of a higher volume of lower margin commercial products, partially offset by lower SG&A expenses and higher volumes.

•	The increase in North America service was primarily due to lower SG&A expenses, partially offset by lower volumes.

•	The decrease in North America unitary products was primarily due to an equity investment impairment charge ($152 million), the decline in sales volumes and inventory and related charges ($20 million).

•	The decrease in global workplace solutions was primarily due to higher bad debt expense due to a customer bankruptcy ($4 million), unfavorable mix in North America ($5 million), and the unfavorable impact of foreign currency translation ($6 million).

•	The decrease in Europe was primarily due to lower volumes ($21 million), the unfavorable impact of foreign currency translation ($10 million), partially offset by lower SG&A expenses ($15 million) due in part to the benefits of restructuring activities.

•	The decrease in rest of world was primarily due to lower volumes, a gain on the sale of a business in the prior year ($6 million), the impact of foreign currency on imported products sold in Latin America and higher SG&A expense for investments in other regions.
Automotive Experience — Net Sales

	Net Sales			Net Sales
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(in millions)	2009	2008	Change	2009	2008	Change
North America	$888	$1,699	-48%	$2,291	$3,518	-35%
Europe	1,333	2,551	-48%	2,772	4,952	-44%
Asia	224	400	-44%	513	769	-33%

	$2,445	$4,650	-47%	$5,576	$9,239	-40%

Three Months:
•	The decrease in North America was primarily due to the significantly reduced industry production volumes by all our major OEM’s.

•	The decrease in Europe was primarily due to lower production volumes across all customers ($878 million), the unfavorable impact of foreign currency translation ($329 million) and lower pricing ($11 million).

•	The decrease in Asia was primarily due to lower volumes in Korea and Japan ($139 million) and the unfavorable impact of foreign currency translation ($37 million).
Year-to-Date:
•	The decrease in North America was primarily due to the significantly reduced industry production volumes by all our major OEM’s ($1.3 billion), partially offset by the acquisition of the interior product assets of Plastech Engineered Products, Inc. in July 2008, which had a favorable impact of $87 million.

•	The decrease in Europe was primarily due to lower industry production volumes across all customers ($1.6 billion), the unfavorable impact of foreign currency translation ($576 million) and lower pricing ($11 million).

•	The decrease in Asia was primarily due to lower sales volumes mainly in Korea and Japan ($176 million) and the unfavorable impact of foreign currency translation ($80 million).
Automotive Experience — Segment Income

	Segment Income			Segment Income
	Three Months			Six Months
	Ended March 31,			Ended March 31,
(in millions)	2009	2008	Change	2009	2008	Change
North America	$(166)	$25	*	$(336)	$35	*
Europe	(94)	120	*	(241)	195	*
Asia	(15)	10	*	(27)	3	*

	$(275)	$155	*	$(604)	$233	*

*	Measure not meaningful
Three Months:
•	The decrease in North America was primarily due to lower industry production volumes ($175 million), lower equity income at our joint ventures due to lower volumes ($21 million) and higher purchasing costs as a result of distressed supplier costs ($8 million), partially offset by lower net engineering costs ($13 million) as a result of delays in customer programs.

•	The decrease in Europe was primarily a result of lower industry production volumes ($185 million), the unfavorable impact of foreign currency translation ($25 million), lower pricing ($11 million) and increased purchasing costs as a result of distressed supplier costs ($7 million), partially offset by favorable net engineering costs ($14 million) as a result of delays in customer programs.

•	The decrease in Asia was primarily due to lower volumes ($23 million) and the unfavorable impact of foreign currency translation ($2 million).
Year-to-Date:
•	The decrease in North America was primarily due to lower industry production volumes ($290 million), an impairment charge on fixed assets in the first quarter ($77 million), increased material costs in the first quarter ($34 million) and higher purchasing costs as a result of distressed supplier costs ($8 million). These increases were partially offset by lower engineering expenses ($14 million) and SG&A costs ($24 million).

•	The decrease in Europe was primarily a result of lower industry production volumes ($345 million), an impairment charge on fixed assets in the first quarter ($33 million), the unfavorable impact of foreign currency translation ($42 million), pricing and increased material costs ($23 million) and increased purchasing costs as a result of distressed supplier costs ($7 million). These increases were partially offset by lower engineering expenses ($14 million).

•	The decrease in Asia is primarily due to lower volumes ($24 million) and the unfavorable impact of foreign currency translation ($6 million).
Power Solutions

	Three Months			Six Months
	Ended March 31,			Ended March 31,
(in millions)	2009	2008	Change	2009	2008	Change
Net sales	$905	$1,457	-38%	$2,023	$3,108	-35%
Segment income	66	121	-45%	106	254	-58%
Three Months:
•	Net sales decreased primarily due to the impact of lower lead costs on pricing ($430 million), lower sales volumes particularly to OEM’s ($82 million) and the unfavorable impact of foreign currency translation ($94 million), partially offset by improved price/product mix ($54 million).

•	Segment income decreased primarily due to the negative impact of lead and other commodity costs not fully recovered through pricing ($5 million), the impact of an out of period adjustment ($29 million) as discussed in Note 1 to the financial statements, lower volumes ($17 million) and the unfavorable impact of foreign currency translation ($9 million), partially offset by lower SG&A expenditures due to cost containment measures ($6 million).
Year-to-Date:
•	Net sales decreased primarily due to the impact of lower lead costs on pricing ($834 million), lower sales volumes ($247 million) and the unfavorable impact of foreign currency translation ($138 million), partially offset by improved price/product mix ($134 million).

•	Segment income decreased due to lower volumes ($46 million), the unfavorable impact of foreign currency translation ($11 million) and the negative impact of lead and other commodity costs not fully recovered through pricing ($106 million), which includes a $62 million out of period adjustment as discussed in Note 1 to the financial statements. The out of period adjustment was a partial factor for the amount we disclosed in the first quarter regarding our inability to recover all of our costs through our normal pricing agreements. Partially offsetting these factors was higher equity income from joint ventures ($6 million) and lower SG&A expenditures due to cost containment measures ($9 million).
Restructuring Costs
To further align the Company’s cost structure with global automotive market conditions, the Company committed to a restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge relates to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the initiative by the end of 2010. The automotive-related restructuring actions target excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels.
The 2009 Plan includes workforce reductions of approximately 6,700 employees (2,900 for automotive experience — North America, 1,900 for automotive experience — Europe, 900 for automotive experience — Asia, 200 for building efficiency — North America, 400 for building efficiency — Europe, 100 for building efficiency — rest of world, and 300 for power solutions). Restructuring charges associated with employee severance and termination benefits are to be paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of March 31, 2009, approximately 1,800 employees have been separated from the Company pursuant to the 2009 Plan. In addition, the 2009 Plan includes 9 plant closures (3 for automotive experience — North America, 1 for automotive experience — Europe, 3 for automotive experience — Asia, 1 for building efficiency — rest of world, and 1 for power solutions). As of March 31, 2009, none of the plants have been closed. The portion of the restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge relates to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2008 Plan by early 2010. The automotive-related restructuring is in response to the changing fundamentals of the European and North American automotive markets. The actions target reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially in Europe. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its regional manufacturing capacity.
The 2008 Plan includes workforce reductions of approximately 9,400 employees (3,700 for automotive experience — North America, 3,400 for automotive experience — Europe, 400 for building efficiency — North America, 1,000 for building efficiency — Europe, 400 for building efficiency — rest of world and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of March 31, 2009, approximately 6,600 employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 21 plant closures (9 for automotive experience — North America, 9 for automotive experience — Europe, 1 for building efficiency — North America, and 2 for power solutions). As of March 31, 2009, 9 of the 21 plants have been closed. The portion of the restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
Net Financing Charges

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2009	2008	Change	2009	2008	Change
Net financing charges	$46	$66	-30%	$102	$135	-24%
•	The decrease in net financing charges in the three and six month periods is due to lower borrowing costs and net foreign currency exchange gains.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in millions)	2009	2008	2009	2008
Tax provision	$(183)	$81	$59	$145
Effective tax rate	46.3%	21.0%	-7.7%	21.0%
Estimated annual base effective tax rate	31.0%	21.0%	31.0%	21.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•	In the current fiscal quarter, the Company increased its estimated annual effective income tax rate for continuing operations from 24% to 31%, primarily due to a geographical shift in income. This created a tax benefit of $7 million in the current quarter after applying the new effective rate to the first quarter provision.
•	In the second quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances against the income tax provision.

•	In the second quarter of fiscal 2009, the Company recorded a $27 million discrete period tax adjustment related to second quarter 2009 restructuring costs using a blended statutory tax rate of 19.2%.

•	In the second quarter of fiscal 2009, the Company filed a claim for refund with the Internal Revenue Service related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.

•	For the three and six months ended March 31, 2009, the tax provision decreased as a result of $30 million tax benefit realized by a change in tax status of a French subsidiary.

•	In the first quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result of the rapid deterioration of operating results in various jurisdictions around the world, it was determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including France, Mexico, Spain and the United Kingdom. Therefore, the Company recorded a $300 million valuation allowance as income tax expense.

•	In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%. Due to the tax rate change in the second quarter of fiscal 2009, the discrete period tax adjustment increased by $18 million for a total tax adjustment of the six months ended March 31, 2009 of $48 million.
Net Income

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2009	2008	Change	2009	2008	Change
Net income (loss)	$(193)	$289	*	$(801)	$524	*

*	Measure not meaningful
•	The decrease in net income for the three months ended March 31, 2009, was primarily due to restructuring charges recorded in current quarter, lower volumes primarily in the automotive experience business, lead costs not recovered through pricing, the unfavorable effects of foreign currency translation, partially offset by a decrease in the provision for income taxes, lower minority interest earnings and a decrease in net financing charges.

•	The decrease in net income for the six months ended March 31, 2009, was primarily due to lower volumes mainly in the automotive experience business, lead costs not recovered by pricing, first quarter impairment charges recorded on an equity investment in the North American unitary products group in building efficiency and certain fixed assets in the automotive experience North America and Europe segments, the second quarter fiscal 2009 restructuring charge and the unfavorable impact of currency translation, partially offset by a decrease in the provision for income taxes, lower minority interest earnings and a decrease in net financing charges.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At March 31, 2009, the unearned backlog was $4.5 billion, or a 1% increase compared to March 31, 2008. Excluding the negative impact of foreign currency, the backlog increased 6% at March 31, 2009 compared to March 31, 2008.
Financial Condition

Working Capital

	March 31,	September 30,		March 31,
(in millions)	2009	2008	Change	2008	Change
Working capital	$1,251	$1,225	2%	$1,880	-33%

Accounts receivable	4,745	6,472	-27%	6,451	-26%
Inventories	1,648	2,099	-21%	2,209	-25%
Accounts payable	3,540	5,225	-32%	5,238	-32%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The increase in working capital as compared to September 30, 2008 is primarily due to lower accounts payable from timing of supplier payments, partially offset by lower accounts receivable from lower sales volumes. Compared to March 31, 2008, the decrease is primarily due to the restructuring reserves recorded in the fourth quarter of fiscal 2008 and in the second quarter of fiscal 2009.

•	The Company’s days sales in accounts receivable (DSO) for the three months ended March 31, 2009 were 62, higher than 58 in the comparable period ended September 30, 2008 and higher than 57 for the comparable period ended March 31, 2008. The increase in DSO is due to a decrease in sales at a greater rate than the decrease in accounts receivable. There has been no significant deterioration in the aging of accounts receivable at March 31, 2009 compared to September 30, 2008 and March 31, 2008, and there has been no significant change in the Company’s revenue recognition policies. The decrease in accounts receivable compared to September 30, 2008 and March 31, 2008 is due to lower sales volumes.

•	The Company’s inventory turns for the three months ended March 31, 2009 were lower than the period ended September 30, 2008 mainly due to seasonality and slower moving inventory in the building efficiency business. Inventory turns were higher compared to March 31, 2008, due to improvements in inventory management.

•	Days payable at March 31, 2009 increased to 74 days from 73 days at September 30, 2008 and 67 days at March 31, 2008 mainly due to the timing of payments.
Cash Flows

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in millions)	2009	2008	2009	2008
Net cash provided (used) by operating activities	$182	$298	$(135)	$476
Net cash used by investing activities	(178)	(242)	(535)	(488)
Net cash provided (used) by financing activities	105	(230)	597	(429)
Capital expenditures	158	174	426	361
•	The decrease in net cash provided by operating activities in the three months ended March 31, 2009 was primarily due to a net loss in the quarter and unfavorable working capital changes in accounts payable and accrued income taxes, partially offset by favorable working capital changes in accounts receivable and inventory. For the six months ended March 31, 2009, the decrease in net cash provided by operating activities was due to the cumulative net loss for the period and unfavorable working capital changes in accounts payable and accrued liabilities, partially offset by favorable working capital changes in accounts receivable and inventories.

•	The decrease in net cash used in investing activities for the three months ended March 31, 2009 was due to lower capital expenditures, a lower level of business acquisitions than in fiscal 2008 and the impact of the settlement of cross-currency interest rate swaps, partially offset by lower recoverable customer engineering expenditures. For the six months ended March 31, 2009, the increase in net cash used in investing activities is due to higher capital expenditures due to timing and lower recoverable customer engineering expenditures, partially offset by the impact of the settlement of cross-currency interest rate swaps and fiscal 2008 business acquisitions.
•	The increase in net cash provided by financing activities for the three and six months ended March 31, 2009 was primarily the result of the increase in long-term debt, partially offset by debt repayments.

•	The majority of the capital spending for property, plant and equipment in the three and six months ended March 31, 2009 was primarily due to the timing of payments for investments made within the automotive experience business.
Deferred Taxes
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
In the second quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances against the income tax provision in the three month period ended March 31, 2009.
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
In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North

America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 8, “Restructuring Costs,” for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the European automotive experience segment due to significant declines in European automotive sales volumes. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the significant declines in North American and European automotive sales volumes. As a result, the Company reviewed its long-lived assets for impairment and recorded a $110 million impairment charge in the first quarter of fiscal 2009, of which $77 million related to the North America automotive experience segment and $33 million related to the Europe automotive experience segment.
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
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which has significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within its North America unitary products segment in the first quarter of fiscal 2009.
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
In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. At March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring the assessment of impairment of goodwill in the automotive experience Europe segment due to the continued decline in that automotive market. As a result, the Company performed impairment testing for goodwill and determined that fair value of the reporting unit exceeded its carrying value and no impairment existed at March 31, 2009.
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
The Company concluded there were no other impairments during fiscal 2009 at March 31, 2009. The Company will continue to monitor developments in the automotive and North American residential heating, ventilating and air conditioning (HVAC) industries as future adverse developments in these industries could lead to additional impairment charges.
Capitalization

	March 31,	September 30,		March 31,
(in millions)	2009	2008	Change	2008	Change
Total debt	$4,791	$3,944	21%	$4,318	11%
Shareholders’ equity	7,900	9,424	-16%	9,595	-18%

Total capitalization	$12,691	$13,368	-5%	$13,913	-9%

Total debt as a % of total capitalization	37.8%	29.5%		31.0%

•	On March 16, 2009, the Company closed concurrent public offerings. The Company issued $402.5 million aggregate amount of senior, unsecured, fixed rate convertible notes that mature September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The Company also issued nine million equity units each of which has a stated amount of $50 in an aggregate principal amount of $450 million. The equity units consist of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date of March 31, 2012, subject to early settlement, a certain number of shares of the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.5% subordinated notes due 2042.

•	On February 16, 2009, the Company entered into a $50 million, three year, floating rate bilateral loan agreement. The Company drew the entire amount under the loan agreement during the course of the second quarter of fiscal 2009. Also during the second quarter of fiscal 2009, the Company retired approximately $54 million in principal amount of its $800 million fixed rate bonds that mature in January 2011. The Company used proceeds from the $50 million floating rate loan agreement to retire the bonds.

•	On January 17, 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured. The Company used proceeds from commercial paper issuances to repay the loan agreement.

•	On June 1, 2008, the Company retired $200 million of York International Corporation fixed rate bonds that matured. The Company used proceeds from commercial paper issuances to repay the bonds.

•	In fiscal 2008, the Company entered into new revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. At March 31, 2009, there were no draws on the revolving credit facilities.

•	On January 17, 2008 and February 1, 2008, the Company retired $500 million and $175 million, respectively, in floating rate notes and fixed rate bonds at maturity. The Company used a combination of cash, proceeds from commercial paper issuances and proceeds under the new three year, floating rate yen loan to repay the notes and bonds.

•	In December 2007, the Company entered into a 25 billion yen, three year, floating rate loan agreement. The Company borrowed the 25 billion yen on January 15, 2008.

•	In fiscal 2007, the Company entered into a five-year, $2.05 billion revolving credit facility which expires in December 2011. This facility replaced a five-year $1.6 billion revolving credit facility that would have expired in October 2010 and serves as the commercial paper backup facility. There were no draws on the committed credit line as of March 31, 2009.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of March 31, 2009, it could borrow up to $2.0 billion at its current debt ratings on committed and uncommitted credit lines.

•	As of March 31, 2009, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and indentures, and the Company expects to be in compliance in the foreseeable future. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings.

•	The Company believes its capital resources and liquidity position at March 31, 2009, are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2009 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
New Accounting Standards
In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) Financial Accounting Standards (FAS) 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement is effective for the Company beginning in the third quarter of fiscal 2009 (April 1, 2009) with early adoption permitted. The Company adopted this FSP effective January 1, 2009 and has determined that the impact of adoption is not material to its consolidated financial condition and results of operation. See Note 15, “Derivative Instruments and Hedging Activities,” and Note 16, “Fair Value Measurements,” for disclosure of the Company’s fair value of financial instruments as of March 31, 2009.
In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of the financial statement presented in conformity with U.S. GAAP. This statement is effective sixty days after approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is now effective for the Company. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). See Note 15, “Derivative Instruments and Hedging Activities,” for more information regarding the impact of the Company’s adoption of SFAS No. 161.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted this statement effective October 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. The adoption of this standard has had no impact on the Company’s consolidated financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. The Company adopted this statement effective October 1, 2008. The adoption of this standard has had no material impact on our consolidated financial condition and results of operation. See Note 16, “Fair Value Measurements,” for more information regarding the impact of the Company’s adoption of SFAS No. 157. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2 as of March 31, 2009. The provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009).
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2009, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure regarding risk factors since the Company’s Current Report on Form 8-K dated March 9, 2009, which amended and superseded the Company’s risk factors previously presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.
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
The Company entered into an Equity Swap Agreement, dated March 18, 2004 and amended March 3, 2006 and May 16, 2006, with Citibank, N.A. (Citibank). The Company settled the Equity Swap Agreement at the beginning of the second quarter of fiscal 2009. The Company reinstituted a new Swap Agreement, dated March 13, 2009 (Swap Agreement), at the end of the second quarter of fiscal 2009. The Company selectively uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the Swap Agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount.
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Swap Agreement has a stated expiration date of March 13, 2010. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended March 31, 2009.
The following table presents information regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement and Swap Agreement during the three months ended March 31, 2009.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of		Shares Purchased as	May Yet be
	Shares	Average Price	Part of the Publicly	Purchased under the
Period	Purchased	Paid per Share	Announced Program	Programs

01/1/09 - 1/31/09
Purchases by Company (1)	—	—	—	$102,394,713
02/1/09 - 02/28/09
Purchases by Company (1)	—	—	—	$102,394,713
03/1/09 - 03/31/09
Purchases by Company (1)	—	—	—	$102,394,713

01/1/09 - 01/31/09
Purchases by Citibank (2)	(4,100,000)	$13.51	—	$200,000,000
02/1/09 - 02/28/09
Purchases by Citibank (2)	—	—	—	$200,000,000
03/1/09 - 03/31/09
Purchases by Citibank (2)	1,505,000	$9.54	—	$181,940,000

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.

(2)	Citibank may purchase shares of the Company’s stock up to an amount equal to $200 million. The approximate dollar value of shares that may yet be purchased under the Citibank program fluctuates based on the market value of the Company’s stock and/or sales by Citibank of the Company’s stock.
On February 24, 2009, the Company filed an automatic shelf registration statement on Form S-3 (Reg. No. 333-157502) with the Securities and Exchange Commission relating to the public offering from time to time of our securities pursuant to Rule 415 of the Securities Act of 1933, as amended.
Pursuant to the registration statement, the Company sold nine million equity units, which offering closed on March 16, 2009. Each equity unit has a stated amount of $50 and initially consists of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date of March 31, 2012, subject to early settlement, a certain number of shares of the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.5% subordinated notes due 2042. The offering has closed. The aggregate stated amount of equity units that the Company sold was $450 million, which included a partial exercise by the underwriters of their over-allotment option. J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch & Co. served as joint book-running managers for the equity units offering.
The Company received gross proceeds of approximately $450 million from the sale of equity units in the offering, approximately $13.5 million of which were applied to underwriting discounts and commissions, and approximately $0.5 million of which were applied to legal, accounting and other costs. After deducting the expenses described above, the net proceeds to the Company from the sale of equity units in the offering was approximately $436 million. The net proceeds from the offering of equity units were used to repay short-term indebtedness incurred within the second quarter to fund working capital requirements.
Also pursuant to the registration statement, the Company sold $402.5 million aggregate principal amount of 6.5% convertible senior notes due 2012, which offering closed on March 16, 2009. The offering has closed. The underwriters exercised in full their over-allotment option in the convertible notes offering. J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Merrill Lynch & Co. and Barclays Capital Inc. served as joint book-running managers for the convertible notes offering.
The Company received gross proceeds of approximately $402.5 million from the sale of convertible notes in the offering, approximately $10 million of which were applied to underwriting discounts and commissions, and approximately $1 million of which were applied to legal, accounting and other costs. After deducting the expenses described above, the net proceeds to the Company from the sale of convertible notes in the offering was approximately $392 million. The net proceeds from the offering of convertible notes were used to repay short-term indebtedness incurred within the second quarter to fund working capital requirements.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 49 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: May 11, 2009	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Supplemental Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.2	Subordinated Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.3	Supplemental Indenture No. 1, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.4	Purchase Contract and Pledge Agreement, dated March 16, 2009, among Johnson Controls, Inc., U.S. Bank National Association, as Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.4 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.5	Form of Remarketing Agreement among Johnson Controls, Inc., U.S. Bank National Corporation, as the Reset Agent and the Remarketing Agent and U.S. Bank National Corporation, as the Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.6	Form of Corporate Unit (incorporated by reference to Exhibit 4.6 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.7	Form of Treasury Unit (incorporated by reference to Exhibit 4.7 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.8	Form of Subordinated Note (incorporated by reference to Exhibit 4.8 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 4, 2009, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.