Form 10-Q
period 2009-06-30
JOHNSON CONTROLS INC
filed 2009-08-03
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2009

Common Stock: $0.01 7/18 par value per share	595,457,368

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Financial Position at June 30, 2009, September 30, 2008 and June 30, 2008	3

Consolidated Statements of Income for the Three and Nine Month Periods Ended June 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows for the Three and Nine Month Periods Ended June 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

Part II. Other Information

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6. Exhibits	47

Signatures	48
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	June 30,	September 30,	June 30,
	2009	2008	2008
Assets

Cash and cash equivalents	$543	$384	$256
Accounts receivable — net	4,910	6,472	6,647
Inventories	1,561	2,099	2,292
Other current assets	1,725	1,721	1,898

Current assets	8,739	10,676	11,093

Property, plant and equipment — net	3,969	4,389	4,385
Goodwill	6,420	6,513	6,425
Other intangible assets — net	745	769	779
Investments in partially-owned affiliates	713	863	859
Other noncurrent assets	1,880	1,777	1,702

Total assets	$22,466	$24,987	$25,243

Liabilities and Shareholders’ Equity

Short-term debt	$605	$456	$641
Current portion of long-term debt	172	287	241
Accounts payable	3,741	5,225	5,179
Accrued compensation and benefits	892	1,024	1,036
Accrued income taxes	—	117	207
Other current liabilities	2,533	2,701	2,432

Current liabilities	7,943	9,810	9,736

Long-term debt	4,001	3,201	3,247
Postretirement health and other benefits	217	236	263
Other noncurrent liabilities	1,876	2,080	1,845

Long-term liabilities	6,094	5,517	5,355

Commitments and contingencies (Note 19)

Minority interests in equity of subsidiaries	202	236	156

Shareholders’ equity	8,227	9,424	9,996

Total liabilities and shareholders’ equity	$22,466	$24,987	$25,243

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net sales
Products and systems*	$5,304	$7,969	$15,668	$23,271
Services*	1,675	1,896	4,962	5,484

	6,979	9,865	20,630	28,755
Cost of sales
Products and systems	4,608	6,869	14,243	20,226
Services	1,332	1,511	3,981	4,427

	5,940	8,380	18,224	24,653

Gross profit	1,039	1,485	2,406	4,102

Selling, general and administrative expenses	(787)	(877)	(2,449)	(2,715)
Restructuring costs	—	—	(230)	—
Net financing charges	(65)	(69)	(167)	(204)
Equity income (loss)	30	37	(104)	85

Income (loss) before income taxes and minority interests	217	576	(544)	1,268

Provision for income taxes	50	121	109	266
Minority interests in net earnings (loss) of subsidiaries	4	16	(15)	39

Net income (loss)	$163	$439	$(638)	$963

Earnings (loss) per share
Basic	$0.27	$0.74	$(1.07)	$1.62
Diluted	$0.26	$0.73	$(1.07)	$1.60

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Operating Activities
Net income (loss)	$163	$439	$(638)	$963

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	172	187	535	553
Amortization of intangibles	8	9	26	28
Equity in earnings (loss) of partially-owned affiliates, net of dividends received	(4)	10	207	10
Minority interests in net earnings (loss) of subsidiaries	4	16	(15)	39
Deferred income taxes	(20)	(53)	202	(73)
Impairment charges	—	—	156	—
Equity-based compensation	19	10	47	43
Other	28	18	42	37
Changes in working capital, excluding acquisitions and divestitures of businesses:
Accounts receivable	(27)	(169)	1,297	260
Inventories	135	(57)	476	(207)
Other current assets	(6)	(156)	(13)	(117)
Restructuring reserves	(53)	(10)	(22)	(42)
Accounts payable and accrued liabilities	87	209	(1,666)	(551)
Accrued income taxes	(12)	99	(275)	85

Cash provided by operating activities	494	552	359	1,028

Investing Activities
Capital expenditures	(103)	(190)	(529)	(551)
Sale of property, plant and equipment	5	10	8	42
Acquisition of businesses, net of cash acquired	—	(4)	(32)	(73)
Recoverable customer engineering expenditures	(20)	(32)	(68)	(17)
Settlement of cross-currency interest rate swaps	—	(62)	31	(155)
Changes in long-term investments	(21)	(10)	(84)	(22)

Cash used by investing activities	(139)	(288)	(674)	(776)

Financing Activities
Increase (decrease) in short-term debt — net	(23)	66	164	349
Increase in long-term debt — net	2	7	880	240
Repayment of long-term debt	(9)	(215)	(340)	(927)
Payment of cash dividends	(77)	(77)	(231)	(220)
Stock repurchases	—	—	—	(73)
Other	(16)	(22)	1	(39)

Cash provided (used) by financing activities	(123)	(241)	474	(670)

Increase (decrease) in cash and cash equivalents	$232	$23	$159	$(418)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)
1.	Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2008. The results of operations for the three and nine month periods ended June 30, 2009 are not necessarily indicative of results for the Company’s 2009 fiscal year because of seasonal and other factors.
The consolidated financial statements include the accounts of Johnson Controls, Inc. and its domestic and non-U.S subsidiaries that are consolidated in conformity with U.S. GAAP. All significant intercompany transactions have been eliminated. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20% and the Company does not have a controlling interest. The financial results for the nine month period ended June 30, 2009 include an out of period adjustment of $62 million made in the first and second quarters of fiscal 2009 to correct an error related to the power solutions segment. The error, which reduces segment income, primarily originated in 2007 and 2008 and resulted in the overstatement of inventory and understatement of cost of sales in prior periods.
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
Based upon the criteria set forth in FIN 46(R), the Company has determined that at June 30, 2009 it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company funds the entities’ short-term liquidity needs. Both entities are consolidated within the automotive experience North America segment. The Company did not have a significant variable interest in any unconsolidated VIE’s as of June 30, 2009. The carrying amounts and classification of assets and liabilities included in our consolidated statements of financial position for consolidated VIE’s are as follows (in millions):

	June 30,
	2009	2008
Current assets	$116	$116
Noncurrent assets	106	126

Total assets	$222	$242

Current liabilities	$76	$127
Noncurrent liabilities	—	—

Total liabilities	$76	$127

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2.	New Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This statement is effective for the Company in the fourth quarter of fiscal 2009 (September 30, 2009). Upon effect, the FASB Accounting Standard Codification will become the source of authoritative U.S. GAAP recognized by the FASB. The adoption of this statement will have no impact on the Company’s consolidated financial condition and results of operations.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The Company is assessing the potential impact that the adoption on SFAS No. 167 will have on its consolidated financial condition and results of operations.
In May 2009, FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard requires disclosure of the date through which the company has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for the Company in the third quarter of fiscal 2009 (June 30, 2009). Refer to Note 20, “Subsequent Events,” for disclosure of the Company’s subsequent events for the current reporting period.
In April 2009, the FASB issued Staff Position (FSP) Financial Accounting Standards (FAS) 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement was effective for the Company beginning in the third quarter of fiscal 2009 (April 1, 2009) with early adoption permitted. The Company adopted this FSP effective January 1, 2009 and determined that the impact of adoption was not material to its consolidated financial condition and results of operation. See Note 15, “Derivative Instruments and Hedging Activities,” and Note 16, “Fair Value Measurements,” for disclosure of the Company’s fair value of financial instruments as of June 30, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). See Note 15, “Derivative Instruments and Hedging Activities,” for disclosure of the Company’s derivative instruments and hedging activities at June 30, 2009.
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. The Company adopted this statement effective October 1, 2008. The adoption of this standard has had no material impact on the Company’s consolidated financial condition and results of operation. See Note 16, “Fair Value Measurements,” for more information regarding the impact of the Company’s adoption of SFAS No. 157. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2 as of June 30, 2009. The provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009).
3.	Acquisition of Businesses
During fiscal 2009 the Company completed two acquisitions for a combined purchase price of $37 million, of which $32 milion was paid in the nine months ended June 30, 2009. Neither acquisition was material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $24 million. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.
During the nine months ended June 30, 2008, the Company completed four acquisitions for a combined purchase price of $80 million, of which $73 million was paid in the respective period. None of these acquisitions were material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $55 million.
In July 2008, the Company formed a joint venture to acquire the interior product assets of Plastech Engineered Products, Inc (Plastech). Plastech filed for bankruptcy in February 2008. The Company owns 70% of the newly formed entity and certain Plastech term lenders hold the minority position. The Company contributed cash and injection molding plants to the new entity with a fair value of $262 million. The lenders contributed their rights to receive Plastech’s interiors business obtained in exchange for certain Plastech debt. The combined equity in the new entity was approximately $375 million. Goodwill of $199 million was recorded as part of the transaction. In the third quarter of fiscal 2009, the Company finalized valuations associated with the acquisition and recorded a $21 million increase to goodwill.
4.	Percentage-of-Completion Contracts
The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable — net related to these contracts were $522 million, $670 million and $637 million at June 30, 2009, September 30, 2008, and June 30, 2008, respectively. Amounts included within other current liabilities were $610 million, $654 million, and $615 million at June 30, 2009, September 30, 2008, and June 30, 2008, respectively.
5.	Inventories
Inventories consisted of the following (in millions):

	June 30,	September 30,	June 30,
	2009	2008	2008
Raw materials and supplies	$720	$902	$929
Work-in-process	225	324	359
Finished goods	728	985	1,066

FIFO inventories	1,673	2,211	2,354
LIFO reserve	(112)	(112)	(62)

Inventories	$1,561	$2,099	$2,292

6.	Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the three month period ended September 30, 2008 and the nine month period ended June 30, 2009 were as follows (in millions):

			Currency
	June 30,	Business	Translation	September 30,
	2008	Acquisitions	and Other	2008
Building efficiency
North America systems	$512	$4	$(1)	$515
North America service	663	(6)	—	657
North America unitary products	481	—	—	481
Global workplace solutions	181	6	(9)	178
Europe	416	—	12	428
Rest of world	593	—	(19)	574
Automotive experience
North America	1,177	178	1	1,356
Europe	1,275	7	(63)	1,219
Asia	205	—	(5)	200
Power solutions	922	—	(17)	905

Total	$6,425	$189	$(101)	$6,513

			Currency
	September 30,	Business	Translation	June 30,
	2008	Acquisitions	and Other	2009
Building efficiency
North America systems	$515	$—	$—	$515
North America service	657	—	1	658
North America unitary products	481	—	2	483
Global workplace solutions	178	—	(5)	173
Europe	428	—	(9)	419
Rest of world	574	24	(49)	549
Automotive experience
North America	1,356	21	1	1,378
Europe	1,219	—	(46)	1,173
Asia	200	—	4	204
Power solutions	905	—	(37)	868

Total	$6,513	$45	$(138)	$6,420

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	June 30, 2009			September 30, 2008			June 30, 2008
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$303	$(181)	$122	$302	$(168)	$134	$309	$(167)	$142
Unpatented technology	23	(12)	11	25	(11)	14	26	(11)	15
Customer relationships	343	(51)	292	344	(42)	302	342	(39)	303
Miscellaneous	36	(13)	23	35	(13)	22	35	(13)	22

Total amortized intangible assets	705	(257)	448	706	(234)	472	712	(230)	482
Unamortized intangible assets
Trademarks	297	—	297	297	—	297	297	—	297

Total intangible assets	$1,002	$(257)	$745	$1,003	$(234)	$769	$1,009	$(230)	$779

Amortization of other intangible assets for the nine month periods ended June 30, 2009 and 2008 was $26 million and $28 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $33 million per year over the next five years.
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
The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended June 30, 2009 and 2008 were as follows (in millions):

	2009	2008
Balance as of September 30	$204	$186
Accruals for warranties issued during the period	163	121
Accruals from acquisitions	—	—
Accruals related to pre-existing warranties (including changes in estimates)	4	3
Settlements made (in cash or in kind) during the period	(155)	(108)
Currency translation	(4)	6

Balance as of June 30	$212	$208

8.	Restructuring Costs
To further align the Company’s cost structure with global automotive market conditions, the Company committed to a restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge relates to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2009 Plan by the end of 2010. The automotive-related restructuring actions target excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels.
The 2009 Plan includes workforce reductions of approximately 6,400 employees (2,900 for automotive experience — North America, 1,900 for automotive experience — Europe, 600 for automotive experience — Asia, 200 for building efficiency — North America, 400 for building efficiency — Europe, 100 for building efficiency — rest of world, and 300 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2009, approximately 3,700 employees have been separated from the Company pursuant to the 2009 Plan. In addition, the 2009 Plan includes 9 plant closures (3 for automotive experience — North America, 1 for automotive experience — Europe, 3 for automotive experience — Asia, 1 for building efficiency — rest of world, and 1 for power solutions). As of June 30, 2009, none of the plants have been closed. The portion of the restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Fixed Asset		Currency
	Benefits	Impairment	Other	Translation	Total
Original Reserve	$182	$46	$2	$—	$230
Utilized — Cash	(15)	—	—	—	(15)
Utilized — Noncash	—	(46)	—	—	(46)

Balance at March 31, 2009	$167	$—	$2	$—	$169
Utilized — Cash	(8)	—	—	—	(8)
Utilized — Noncash	—	—	—	6	6

Balance at June 30, 2009	$159	$—	$2	$6	$167

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
The 2008 Plan includes workforce reductions of approximately 9,400 employees (3,700 for automotive experience — North America, 3,400 for automotive experience — Europe, 400 for building efficiency — North America, 1,000 for building efficiency — Europe, 400 for building efficiency — rest of world and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2009, approximately 7,200 employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 21 plant closures (9 for

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
automotive experience — North America, 9 for automotive experience — Europe, 1 for building efficiency — North America, and 2 for power solutions). As of June 30, 2009, 10 of the 21 plants have been closed. The portion of the restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2008	$435	$9	$—	$444
Utilized — Cash	(47)	—	—	(47)
Utilized — Noncash	—	—	(17)	(17)

Balance at December 31, 2008	$388	$9	$(17)	$380
Utilized — Cash	(86)	—	—	(86)
Utilized — Noncash	—	—	(22)	(22)

Balance at March 31, 2009	$302	$9	$(39)	$272
Utilized — Cash	(45)	—	—	(45)
Utilized — Noncash	—	(5)	17	12

Balance at June 30, 2009	$257	$4	$(22)	$239

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
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $29 million and $95 million for the three months ended June 30, 2009 and 2008, respectively, and $219 million and $322 million for the nine months ended June 30, 2009 and 2008, respectively. These expenditures are net of customer reimbursements of $146 million and $106 million for the three months ended June 30, 2009 and 2008, respectively, and $312 million and $282 million for the nine months ended June 30, 2009 and 2008, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.	Income Taxes
The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Federal, state and foreign income tax expense at annual effective rate	$59	$121	$(147)	$266

Effective tax rate adjustment	11	—	—	—
Valuation allowance adjustment	(3)	—	252	—
Restructuring charges	—	—	18	—
Impairment charges	—	—	39	—
Uncertain tax positions	(17)		(17)
Change in tax status of foreign subsidiary	—	—	(30)	—
Interest refund	—	—	(6)	—

Provision for income taxes	$50	$121	$109	$266

Effective Tax Rate
In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2009, the Company decreased its estimated annual effective income tax rate from continuing operations from 31% to 27%, primarily due to a geographical shift in income and global tax planning initiatives. Because there is a cumulative year-to-date loss, this created a tax increase of $11 million in the current quarter after applying the new effective rate to the provision in the prior two quarters. The effective income tax rate from continuing operations for the three and nine months ended June 30, 2008 was 21%.
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
In the third quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets within the Brazil power solutions entity would be utilized. Therefore, the Company released $10 million of valuation allowances in the three month period ended June 30, 2009. This is comprised of a $3 million decrease in income tax expense with the remaining amount impacting the statement of financial position because it related to acquired net operating losses.
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Restructuring Charge
In the second quarter of fiscal 2009, the Company recorded a $27 million discrete period tax adjustment related to the second quarter 2009 restructuring costs using a blended statutory tax rate of 19.2%. Due to the tax rate change in the third quarter of fiscal 2009, the discrete period tax adjustment decreased by $9 million for a total tax adjustment for the nine months ended June 30, 2009 of $18 million.
Impairment Charges
In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%. Due to the effective tax rate change in the second quarter of fiscal 2009, the discrete period tax adjustment increased by $18 million for a total tax adjustment for the six months ended March 31, 2009 of $48 million. Due to the effective tax rate change in the third quarter of fiscal 2009, the discrete period tax adjustment decreased by $9 million for a total tax adjustment for the nine months ended June 30, 2009 of $39 million.
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
Upon adoption, the Company increased its existing reserves for uncertain tax positions by $93 million. The increase was recorded as a cumulative effect adjustment to shareholders’ equity of $68 million and an increase to goodwill of $25 million related to prior year business combinations. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $616 million of which $475 million, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $75 million (net of tax benefit). The net change in interest and penalties during the nine months ended June 30, 2009 was $17 million and was not material for the same period in fiscal 2008. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense or goodwill, when applicable.
As a result of various entities exiting business in certain jurisdictions and certain recent events related to prior tax planning initiatives, during the third quarter of fiscal 2009, the Company reduced the reserve for uncertain tax positions by $33 million. This is comprised of a $17 million decrease to tax expense, which impacts the effective tax rate, and a $16 million decrease to goodwill.
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
In the United States, the 2004 through 2006 fiscal years are currently under exam by the Internal Revenue Service (IRS) and the fiscal years 1999 to 2003 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2003 — 2005
Brazil	2005 — 2008
Canada	2004 — 2006
France	2005 — 2008
Germany	2001 — 2006
Italy	2004 — 2006
Mexico	2003 — 2004
Spain	2003 — 2005
It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, which may result in favorable tax reserve adjustments in the range of $30 million to $70 million.
Change in Tax Status of non-U.S. Subsidiary
In the second quarter of fiscal 2009, the Company recorded a $30 million discrete period tax benefit related to a change in tax status of a French subsidiary.
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
Interest Refund Claim
In the second quarter of fiscal 2009, the Company filed a claim for refund with the IRS related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Various other tax legislation was adopted in the nine months ended June 30, 2009. None of these changes will have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
11.	Retirement Plans
The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106” (in millions):

	U.S. Pension Plans
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Service cost	$17	$20	$50	$60
Interest cost	40	35	119	105
Expected return on plan assets	(45)	(41)	(134)	(124)
Amortization of net actuarial loss	1	1	3	4
Amortization of prior service cost	—	—	1	1

Net periodic benefit cost	$13	$15	$39	$46

	Non-U.S. Pension Plans
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Service cost	$8	$10	$23	$29
Interest cost	16	20	48	56
Expected return on plan assets	(13)	(17)	(39)	(50)
Amortization of net actuarial loss	1	1	3	5
Amortization of prior service cost	1	—	1	—

Net periodic benefit cost	$13	$14	$36	$40

	Postretirement Health and Other Benefits
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Service cost	$1	$2	$3	$4
Interest cost	5	4	14	13
Amortization of net actuarial gain	(1)	(1)	(2)	(2)
Amortization of prior service credit	(2)	(1)	(5)	(5)

Net periodic benefit cost	$3	$4	$10	$10

12.	Debt and Financing Arrangements
In May 2009, the Company entered into a new one year revolving credit facility in the amount of 50 million euro expiring in May 2010, which replaced a 100 million euro revolving facility expiring May 2009.
On March 16, 2009, the Company issued nine million Equity Units (Units) with an aggregate principal amount of $450 million in a public offering. The Company received approximately $436 million in net proceeds from the sale of the Units after underwriting discounts and other expenses. The proceeds were used to repay short-term indebtedness incurred within the second quarter to fund working capital requirements. Each Unit has a stated amount of $50 and consists of (a) a purchase contract which obligates the holder to purchase, and obligates the Company to sell, no later than March 31, 2012, a variable number of shares of the Company’s common stock for $50 and (b) a one-twentieth, or 5%, undivided beneficial ownership interest in

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
a subordinated note issued by the Company due March 31, 2042 with a principal amount of $1,000. The subordinated notes are pledged by the holders to secure their obligations under the purchase contract, and at the time of the offering, the estimated fair value of the purchase contract was zero. The Company will make quarterly interest payments at the annual rate of 11.5% on the subordinated notes, and the first interest payment was made on June 30, 2009. Prior to March 31, 2012, the Company may defer payment of interest on the subordinated notes for one or more consecutive interest periods provided that each deferred interest payment may only be deferred until the earlier of (a) the third anniversary of the interest payment date on which the interest payment was originally scheduled to be paid or (b) March 31, 2014. The subordinated notes will be remarketed between January 1, 2012 and March 31, 2012 whereby the interest rate on the notes will be reset and certain other terms of the notes may be modified in order to generate sufficient remarketing proceeds to satisfy the Unit holders’ obligations under the purchase contract. If the subordinated notes are not successfully remarketed, then a put right of holders of the notes will be automatically exercised unless such holders (a) notify the Company of their intent to settle their obligations under the purchase contracts in cash, and (b) deliver $50 in cash per purchase contract, by the applicable dates specified by the purchase contracts. Following such exercise and settlement, the Unit holders’ obligations to purchase shares of common stock under the purchase contracts will be satisfied in full, and the Company will deliver the shares of common stock to such holders.
In connection with this transaction, approximately $14 million of issuance costs were incurred. Of the total issuance costs, approximately $12 million was charged to “Capital in excess of par value” with the remainder deferred and amortized over three years.
The number of shares to be issued under the purchase contracts is contingent and is based on, among other things, the share price of the Company’s common stock on the stock purchase date and anti-dilution adjustments. The minimum and maximum number of shares to be issued under the purchase contract is approximately 43.7 million and 50.3 million, respectively, subject to anti-dilution adjustments. Before the issuance of common stock upon settlement of the purchase contracts, the purchase contracts will be reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued and included in calculating diluted earnings per share. The number of shares of common stock used in calculating diluted earnings per share is based on the nine million Units issued at $50 per Unit divided by the beginning stock price for the reporting period. In addition, if dilutive, interest expense and amortization, net of tax, related to the subordinated notes will be added back to the numerator in calculating diluted earnings per share. Refer to Note 13, “Earnings Per Share,” for the calculation of diluted earnings per share.
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
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Income Available to Common Shareholders

Basic income (loss) available to common shareholders	$163	$439	$(638)	$963

Financing costs related to the convertible senior notes and Equity Units, net of tax	13	—	—	—

Diluted income (loss) available to common shareholders	$176	$439	$(638)	$963

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	594.7	592.9	593.9	593.0
Effect of dilutive securities:
Stock options	1.8	8.0	—	8.7
Equity units	43.7	—	—	—
Convertible senior notes	36.0	—	—	—

Diluted weighted average shares outstanding	676.2	600.9	593.9	601.7

Antidilutive Securities
Options to purchase common shares	6.2	0.9	6.2	0.9
For the nine months ended June 30, 2009, the total number of potential dilutive shares due to stock options, Equity Units and convertible senior notes was 87.6 million. However, these items were not included in the computation of diluted net loss per common share for the nine months ended June 30, 2009, since to do so would decrease the loss per share.
During each of the three months ended June 30, 2009 and 2008, the Company declared a dividend of $0.13 per common share and during each of the nine months ended June 30, 2009 and 2008, the Company declared three quarterly dividends totaling $0.39 per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.
14.	Comprehensive Income
A summary of comprehensive income is shown below (in millions):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$163	$439	$(638)	$963

Realized and unrealized gains (losses) on derivatives	28	(49)	30	(101)
Foreign currency translation adjustments	193	70	(383)	518

Other comprehensive income (loss)	221	21	(353)	417

Comprehensive income (loss)	$384	$460	$(991)	$1,380

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
The Company has foreign currency-denominated debt obligations which are designated as hedges of net investments in foreign subsidiaries. Gains and losses, net of tax, attributable to these hedges are deferred as cumulative translation adjustments within the accumulated other comprehensive income account until the sale or liquidation of the related foreign subsidiary.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Refer to Note 15, “Derivative Instruments and Hedging Activities,” and Note 16, “Fair Value Measurements,” for further discussion of the Company’s derivative instruments and related hedge items.
15.	Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company beginning in the second quarter of fiscal 2009 and is being applied prospectively.
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
The Company has entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity where they offset gains and losses recorded on the Company’s net investment in Japan. As of June 30, 2009, the Company had 37 billion yen of foreign denominated debt outstanding designated as net investment hedges in the Company’s net investment in Japan.
The Company uses commodity contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. The maturities of the commodity contracts coincide with the expected purchase of the commodities. As of June 30, 2009, the Company had the following outstanding commodity hedge contracts that hedge forecasted purchases:

		Volume Outstanding
Commodity	Units	as of June 30, 2009
Copper	Pounds	10,350,000
Lead	Metric tons	2,250
Polypropylene	Pounds	4,000,000
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2009, the Company had hedged approximately 2.1 million shares of its common stock.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statement of financial position at June 30, 2009 (in millions):

	June 30, 2009
	Derivatives and	Derivatives and
	Hedging Activities	Hedging Activities Not
	Designated as Hedging	Designated as Hedging
	Instruments under	Instruments under
	SFAS No. 133	SFAS No. 133

Other current assets
Foreign currency exchange derivatives	$19	$14
Commodity derivatives	2	—

Other noncurrent assets
Foreign currency exchange derivatives	2	1
Equity swap	—	45

Total assets	$23	$60

Current portion of long-term debt
Net investment hedge	$126	$—

Other current liabilities
Foreign currency exchange derivatives	24	—
Commodity derivatives	11	—

Long-term debt
Net investment hedges	262	—

Other noncurrent liabilities
Foreign currency exchange derivatives	2	2

Total liabilities	$425	$2

The following tables present the location and amount of gains and losses on derivative instruments and related hedge items included in the Company’s consolidated statement of income for the three and six months ended June 30, 2009 and gains and losses initially recognized in other comprehensive income (OCI) net of tax or cumulative translation adjustment (CTA) net of tax in the condensed consolidated statement of financial position at June 30, 2009 (in millions):

	As of June 30, 2009	For the three months ended June 30, 2009		For the three months ended June 30, 2009
				Location of Gain
	Amount of Gain (Loss)	Location of Gain (Loss)	Amount of Gain (Loss)	(Loss) Recognized in	Amount of Gain
	Recognized in OCI on	Reclassified from AOCI	Reclassified from	Income on	(Loss) Recognized in
Derivatives in SFAS No. 133 Cash	Derivative (Effective	into Income (Effective	AOCI into Income	Derivative	Income on Derivative
Flow Hedging Relationships	Portion)	Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$(3)	Net sales	$(6)	—	$—

Commodity derivatives	(9)	Cost of sales	(24)	Cost of sales	(1)

Total	$(12)		$(30)		$(1)

	For the six months ended June 30, 2009		For the six months ended June 30, 2009
			Location of Gain
	Location of Gain (Loss)	Amount of Gain (Loss)	(Loss) Recognized in	Amount of Gain
	Reclassified from AOCI	Reclassified from	Income on	(Loss) Recognized in
	into Income (Effective	AOCI into Income	Derivative	Income on Derivative
	Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	Net sales	$(13)	—	$—

Commodity derivatives	Cost of sales	(70)	Cost of sales	(5)

Total		$(83)		$(5)

As of June 30, 2009
Amount of Gain (Loss)
Recognized in CTA on
Hedging Activities in SFAS No. 133	Derivative (Effective
Net Investment Hedging Relationships	Portion)
Net investment hedges	$(13)

Total	$(13)

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
For the three and six months ended June 30, 2009, no gains or losses were reclassified from AOCI into income for the Company’s net investment hedges.

	For the three months ended June 30, 2009
		Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income	Recognized in Income on
Instruments under SFAS No. 133	on Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$(10)
Foreign currency exchange derivatives	Net financing charges	23
Equity swap	Selling, general and administrative expenses	16
Commodity derivatives	Cost of sales	(1)

Total		$28

	For the six months ended June 30, 2009
		Amount of Gain (Loss)
	Location of Gain (Loss) Recognized in Income	Recognized in Income on
	on Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$(86)
Foreign currency exchange derivatives	Net financing charges	102
Equity swap	Selling, general and administrative expenses	20
Commodity derivatives	Cost of sales	(4)

Total		$32

Refer to Note 14, “Comprehensive Income,” for further discussion of realized and unrealized gains and losses on derivatives recorded in other comprehensive income. In addition, the Company does not hold any derivative instruments which contain credit-risk-related contingent features.
16.    Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2 as of June 30, 2009.
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recurring Fair Value Measurements
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a quarterly basis as of June 30, 2009 (in millions):

	Fair Value Measurements Using:
		Quoted Prices in	Significant Other	Significant
	Total as of	Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Cross-currency interest rate swap	$—	$—	$—	$—
Equity swap	45	45	—	—
Foreign currency exchange derivatives	36	36	—	—
Commodity derivatives	2	—	2	—

Total	$83	$81	$2	$—

Liabilities
Foreign currency exchange derivatives	$28	$28	$—	$—
Commodity derivatives	11	—	11	—
Interest rate swaps and related debt	—	—	—	—
Foreign currency denominated debt	388	388	—	—

Total	$427	$416	$11	$—

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
Equity swap — The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statement of income. The Company settled the equity swap at the beginning of the second quarter of fiscal 2009. The Company reinstituted the equity swap at the end of the second quarter of fiscal 2009 with a reduced number of shares and additional shares were purchased in the third quarter of fiscal 2009.
Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2009.
Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper and polypropylene. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at June 30, 2009.
Interest rate swaps and related debt — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. The Company settled interest rate swaps hedging $450 million of debt in the second quarter of fiscal 2009. In July 2009, the Company entered into three interest rate swaps totaling $700 million to hedge a portion of the Company’s 5.25% note maturing in January 2011 ($746 million).
Foreign currency denominated debt — The Company has entered into certain foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. As net investment hedges, the currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices. On January 15, 2008, the Company had entered into a 18 billion yen, three year, floating rate loan agreement. The Company did not elect to designate the debt as part of the hedge of the net investment in Japan and hedged the exposure of the change in value of the yen with a 18 billion yen cross-currency swap. The currency effect of the 18 billion yen loan was reflected in the consolidated statement of income. On January 17, 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured, leaving unhedged a significant portion of the net investment in Japan. On that date, the Company unwound the cross-currency swap that hedged the 18 billion yen loan and elected to designate the latter as part of its net investment hedge in Japan.
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
In the third quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in light of the restructuring plans in North America announced by Chrysler LLC (Chrysler) and General Motors Corporation (GM) during the quarter as part of their bankruptcy reorganization plans. As a result, the Company reviewed its long-lived assets relating to the Chrysler and GM platforms within the North America automotive experience segment and determined no impairment existed.
In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 8, “Restructuring Costs,” for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the European automotive experience segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the significant declines in North American and European automotive sales volumes. As a result, the Company reviewed its

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company concluded there were no other impairments as of June 30, 2009. The Company will continue to monitor developments in the automotive and North American residential heating, ventilating and air conditioning (HVAC) industries as future adverse developments in these industries could lead to additional impairment charges.
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

	Net Sales
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Building efficiency
North America systems	$563	$605	$1,671	$1,680
North America service	552	626	1,610	1,749
North America unitary products	227	235	477	550
Global workplace solutions	708	785	2,095	2,347
Europe	517	716	1,587	1,997
Rest of world	600	710	1,779	1,897

	3,167	3,677	9,219	10,220

Automotive experience
North America	988	1,681	3,279	5,199
Europe	1,706	2,705	4,478	7,657
Asia	262	402	775	1,171

	2,956	4,788	8,532	14,027

Power solutions	856	1,400	2,879	4,508

Total net sales	$6,979	$9,865	$20,630	$28,755

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Segment Income
	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Building efficiency
North America systems	$63	$80	$173	$192
North America service	58	76	129	144
North America unitary products	(2)	3	(227)	(20)
Global workplace solutions	10	16	24	45
Europe	12	38	36	78
Rest of world	49	88	124	202

	190	301	259	641

Automotive experience
North America	(34)	47	(370)	82
Europe	3	139	(238)	334
Asia	17	13	(10)	16

	(14)	199	(618)	432

Power solutions	106	145	212	399

Total segment income (loss)	$282	$645	$(147)	$1,472

Net financing charges	(65)	(69)	(167)	(204)
Restructuring costs	—	—	(230)	—

Income (loss) before income taxes and minority interests	$217	$576	$(544)	$1,268

19.	Commitments and Contingencies
The Company accrues for potential environmental losses in a manner consistent with U.S. GAAP; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
20.    Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through August 3, 2009, the date the financial statements were issued. Except as disclosed in Note 16, “Fair Value Measurements,” the Company noted no other significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income and the condensed consolidated statements of cash flows for the three-month and nine-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
August 3, 2009

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

The following information should be read in conjunction with the September 30, 2008 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2008 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended June 30, 2009, compared to the three months ended June 30, 2008, while references to “Year-to-Date” refer to the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008.
Outlook
The global economic environment remained unstable through the third quarter of fiscal 2009. The automotive industry experienced extended production shut-downs in North America as a result of bankruptcy filings by both General Motors Corporation (GM) and Chrysler LLC (Chrysler) during the quarter. Through the first three quarters of fiscal 2009, automotive production has declined by a double digit rate in North America and Europe compared to the similar period in 2008, with virtually every automotive manufacturer affected. There are signs indicating the automotive markets are beginning to stabilize, such as improving credit availability for car buyers. In Europe, government support programs have increased sales of smaller vehicles in that region. Additionally, automotive production in China has increased in fiscal 2009 compared to fiscal 2008, and the government support program in the U.S. is expected to stimulate automotive sales in the U.S. Therefore, we expect our automotive experience business to be profitable in the fourth quarter of fiscal 2009.
The softening in the commercial construction market is primarily concentrated in the office, retail and lodging sectors whereas, institutional buildings such as government, healthcare and education, which are the primary focus of our building efficiency business, remained the strongest sectors of new construction. Due to the uncertain economic environment, some commercial customers have deferred service and maintenance work, and there have been delays in energy efficiency projects pending clarification of government stimulus funding guidelines. In spite of this, we believe that we are well-positioned to benefit from future potential government energy efficiency programs.
We are working to reduce our variable and fixed costs in response to the general economic decline. In the fourth quarter of fiscal 2008 and in the second quarter of fiscal 2009, we announced restructuring plans intended to improve our cost structure and rebalance production within each regional footprint. We have seen some benefit from these plans in the third quarter of fiscal 2009 and expect greater benefits from these initiatives in the fourth quarter of fiscal 2009. Despite the decline in automotive production, we believe that power solutions is well positioned with its strong global market share in the more stable aftermarket sector.
Liquidity and Capital Resources
The Company believes its capital resources and liquidity position at June 30, 2009, are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2009 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company has experienced uninterrupted access in the U.S. commercial paper market, while the euro market periodically closes for the Company and other U.S. multinationals. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. Further downgrades in the Company’s credit rating could negatively impact its access to the commercial paper market. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
The Company’s debt financial covenants require a minimum consolidated stockholders’ equity of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated stockholders’ equity for liens and pledges. For purposes of calculating the Company’s covenants, consolidated stockholders’ equity is calculated without giving effect to (i) the application of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement

Benefits Other Than Pensions” or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2009, consolidated stockholders’ equity as defined per our covenants was $7.8 billion and there were no outstanding amounts for liens and pledges. The Company expects to be in compliance with all covenants and other requirements set forth in its credit agreements and indentures in the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
The key financial assumptions used in calculating the pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. Our most recent actuarial valuation utilized an expected rate of return of 8.5% and 5.5% for U.S. and non-U.S. plans, respectively. Given the recent credit market crisis and losses in equity markets, the Company anticipates the actual rate of return will likely be well below these rates in fiscal 2009. However, the Company still believes the long-term rate of return will approximate 8.5% and 5.5% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. Based on the current funded status of its defined benefit plans in the U.S., the Company’s minimum funding requirements for the remainder of fiscal 2009, and through the first quarter of fiscal 2010, is approximately $21 million per quarter. The Company also monitors its non-U.S. plans’ funded status and meets all minimum funding requirements. The Company is reviewing the annual incremental funding requirements for its non-U.S. plans resulting from the recent global equity market performance to determine if additional funding is required. In fiscal 2009, the Company made discretionary pension contributions of approximately $75 million.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and minority interests excluding net financing charges and restructuring costs.
Summary

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2009	2008	Change	2009	2008	Change
Net sales	$6,979	$9,865	-29%	$20,630	$28,755	-28%
Segment income	282	645	-56%	(147)	1,472	*

*	Measure not meaningful
Three Months:
•	The $2.9 billion decrease in consolidated net sales was primarily due to lower sales in the automotive experience business ($1.5 billion) as a result of significantly reduced industry production levels by all our major original equipment manufacturers (OEM’s) primarily in North America and Europe, the unfavorable impact of foreign currency translation ($684 million), the impact of lower lead costs on pricing and lower sales volumes in the power solutions business ($455 million) and lower net sales in the building efficiency business ($252 million) primarily due to lower technical services demand as customers continue to defer routine maintenance and equipment retrofit projects.

•	The $363 million decrease in segment income was primarily due to lower volumes across all businesses ($375 million) and the unfavorable effects of foreign currency translation ($35 million), offset by lower SG&A costs ($47 million), including the benefits from cost reduction initiatives.
Year-to-Date:
•	The $8.1 billion decrease in consolidated net sales was primarily due to lower sales in the automotive experience business ($4.5 billion) as a result of significantly reduced industry production levels by all our major OEM’s primarily in North America and Europe, the unfavorable impact of foreign currency translation ($1.9 billion), and in the power solutions business, primarily the impact of lower lead costs on pricing and lower sales volumes ($1.4 billion).

•	The $1.6 billion decrease in segment income was primarily due to lower volumes mainly in the automotive experience business as a result of significantly reduced industry production volumes, lead costs not recovered through pricing, first quarter impairment charges recorded on an equity investment ($152 million) in the building efficiency North American unitary products segment and certain fixed asset impairment charges recorded in the automotive experience North America and Europe segments ($77 million and $33 million, respectively) and the unfavorable impact of foreign currency translation ($110 million).
Building Efficiency — Net Sales

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change
North America systems	$563	$605	-7%	$1,671	$1,680	-1%
North America service	552	626	-12%	1,610	1,749	-8%
North America unitary products	227	235	-3%	477	550	-13%
Global workplace solutions	708	785	-10%	2,095	2,347	-11%
Europe	517	716	-28%	1,587	1,997	-21%
Rest of world	600	710	-15%	1,779	1,897	-6%

	$3,167	$3,677	-14%	$9,219	$10,220	-10%

Three Months:
•	The decrease in North America systems was primarily due to lower volumes of control systems and equipment in the commercial construction and replacement markets ($36 million) and the unfavorable impact from foreign currency translation ($6 million).

•	The decrease in North America service was primarily due to lower truck-based business ($87 million) and the unfavorable impact of foreign currency translation ($8 million), partially offset by higher volumes in energy solutions ($21 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market, which impacts the demand for HVAC equipment in new construction housing starts.

•	The decrease in global workplace solutions was primarily due to the unfavorable impact of foreign currency translation ($96 million), partially offset by new business in Europe.

•	The decrease in Europe reflects the unfavorable impact of foreign currency translation ($127 million) and lower control systems and product demand across the region.

•	The decrease in rest of world was due to volume decreases mainly in Latin America ($56 million) and Asia ($35 million) and the unfavorable impact of foreign currency translation ($19 million).
Year-to-Date:
•	The decrease in North America systems was primarily due to the unfavorable impact of foreign currency translation ($21 million), partially offset by the impact of prior year acquisitions ($12 million).

•	The decrease in North America service was primarily due to lower truck-based business ($169 million) and the unfavorable impact of foreign currency translation ($25 million), partially offset by increased volume of energy solutions ($55 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market, which impacts the demand for HVAC equipment in new construction housing starts.

•	The decrease in global workplace solutions primarily reflects the unfavorable impact of foreign currency translation ($295 million) and lower volume of pass through contracts in Europe and Asia, partially offset by higher volumes in North America and new business in Europe.

•	The decrease in Europe reflects primarily the unfavorable impact of foreign currency translation ($325 million) and a reduction in control systems and products and specialty volumes.

•	The decrease in rest of world is due to volume decreases in Latin America ($77 million) and Asia ($28 million) and the unfavorable impact of foreign currency translation ($33 million), partially offset by higher volumes in the Middle East and other markets ($20 million).
Building Efficiency — Segment Income

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change
North America systems	$63	$80	-21%	$173	$192	-10%
North America service	58	76	-24%	129	144	-10%
North America unitary products	(2)	3	*	(227)	(20)	*
Global workplace solutions	10	16	-38%	24	45	-47%
Europe	12	38	-68%	36	78	-54%
Rest of world	49	88	-44%	124	202	-39%

	$190	$301	-37%	$259	$641	-60%

*	Measure not meaningful
Three Months:
•	The decrease in North America systems was primarily due to lower volumes ($10 million), unfavorable margin rates ($9 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by lower SG&A expenses ($3 million).

•	The decrease in North America service was primarily due to lower volumes in truck-based services ($19 million) and the unfavorable impact of foreign currency translation ($1 million), offset by lower SG&A expenses ($2 million).

•	The decrease in North America unitary products was primarily due to the decline in sales volumes and unfavorable margin rates due primarily to unfavorable factory absorption.

•	The decrease in global workplace solutions is primarily due to the unfavorable impact of foreign currency translation ($3 million) and lower margins ($3 million) due primarily to lower initial margins on new business.

•	The decrease in Europe was primarily due to lower margin rates on lower sales volumes ($38 million) and the unfavorable impact of foreign currency translation ($7 million), partially offset by lower SG&A costs ($19 million) due in part to the benefits of cost reduction initiatives.

•	The decrease in rest of world was primarily due to lower overall sales volumes, offset by the impact of foreign currency translation ($1 million) and lower SG&A expenses.
Year-to-Date:
•	The decrease in North America systems was primarily due to lower volumes, unfavorable margin rates, and the unfavorable impact of foreign currency translation ($1 million), partially offset by lower SG&A expenses.

•	The decrease in North America service was primarily due to lower volumes, partially offset by lower SG&A expenses.

•	The decrease in North America unitary products was primarily due to an equity investment impairment charge ($152 million), the decline in sales volumes, and inventory and related charges ($20 million).

•	The decrease in global workplace solutions was primarily due to higher bad debt expense due to a customer bankruptcy ($4 million), unfavorable mix in North America ($8 million), and the unfavorable impact of foreign currency translation ($9 million).

•	The decrease in Europe was primarily due to lower volumes ($59 million) and the unfavorable impact of foreign currency translation ($17 million), partially offset by lower SG&A expenses ($34 million) due in part to the benefits of cost reduction initiatives.

•	The decrease in rest of world was primarily due to lower volumes, a gain on the sale of a business in the prior year ($6 million), the impact of foreign currency on imported products sold in Latin America and higher SG&A expense for investments in other regions, partially offset by the favorable impact of foreign currency translation ($1 million).
Automotive Experience — Net Sales

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change
North America	$988	$1,681	-41%	$3,279	$5,199	-37%
Europe	1,706	2,705	-37%	4,478	7,657	-42%
Asia	262	402	-35%	775	1,171	-34%

	$2,956	$4,788	-38%	$8,532	$14,027	-39%

Three Months:
•	The decrease in North America was primarily due to the significantly reduced industry production volumes, partially offset by increased sales resulting from the acquisition of the interior product assets of Plastech Engineered Products, Inc. in July 2008 ($97 million).

•	The decrease in Europe was primarily due to lower production volumes across all customers ($679 million) and the unfavorable impact of foreign currency translation ($320 million).

•	The decrease in Asia was primarily due to lower production volumes ($123 million) and the unfavorable impact of foreign currency translation ($17 million).
Year-to-Date:
•	The decrease in North America was primarily due to the significantly reduced industry production volumes by all the Company’s major OEMs ($2.2 billion), partially offset by the acquisition of the interior product assets of Plastech Engineered Products, Inc. in July 2008, which had a favorable impact of $299 million.

•	The decrease in Europe was primarily due to lower industry production volumes across all customers ($2.3 billion) and the unfavorable impact of foreign currency translation ($896 million).

•	The decrease in Asia was primarily due to lower production volumes mainly in Korea and Japan ($299 million) and the unfavorable impact of foreign currency translation ($97 million).
Automotive Experience — Segment Income

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change
North America	$(34)	$47	*	$(370)	$82	*
Europe	3	139	-98%	(238)	334	*
Asia	17	13	31%	(10)	16	*

	$(14)	$199	*	$(618)	$432	*

*	Measure not meaningful

Three Months:
•	The decrease in North America was primarily due to lower industry production volumes ($130 million), partially offset by lower net engineering costs ($30 million) as a result of delays in customer programs and favorable SG&A costs ($19 million) due to the benefits of cost reduction initiatives.

•	The decrease in Europe was primarily a result of lower industry production volumes ($158 million), the unfavorable impact of foreign currency translation ($18 million), partially offset by lower operating costs ($29 million) and favorable SG&A expense ($11 million) due to the benefits of cost reduction initiatives.

•	The increase in Asia was primarily due to higher equity income at our joint ventures mainly in China ($7 million), reduced SG&A costs ($5 million) including the benefits of cost reduction initiatives and lower net engineering costs ($4 million), partially offset by lower volumes ($11 million) and the unfavorable impact of foreign currency translation ($1 million).
Year-to-Date:
•	The decrease in North America was primarily due to lower industry production volumes ($462 million) and an impairment charge on fixed assets in the first quarter ($77 million). These increases were partially offset by lower engineering expenses ($44 million) and SG&A costs ($43 million) including the benefits of cost reduction initiatives.

•	The decrease in Europe was primarily a result of lower industry production volumes ($480 million), an impairment charge on fixed assets in the first quarter ($33 million), the unfavorable impact of foreign currency translation ($60 million), and pricing and increased material costs ($23 million). These increases were partially offset by lower engineering expenses ($13 million) and SG&A costs ($11 million), including the benefits of cost reduction initiatives.

•	The decrease in Asia is primarily due to lower volumes ($35 million) and the unfavorable impact of foreign currency translation ($7 million), partially offset by higher equity income at our joint ventures mainly in China ($7 million), lower SG&A costs ($6 million) including the benefits of cost reduction initiatives, and lower net engineering costs ($3 million).
Power Solutions

	Three Months			Nine Months
	Ended June 30,			Ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change
Net sales	$856	$1,400	-39%	$2,879	$4,508	-36%
Segment income	106	145	-27%	212	399	-47%
Three Months:
•	Net sales decreased primarily due to the impact of lower lead costs on pricing ($434 million), lower sales volumes particularly to OEM’s ($112 million) and the unfavorable impact of foreign currency translation ($89 million), partially offset by improved price/product mix ($91 million).

•	Segment income decreased primarily due to lower volumes ($18 million), a nonrecurring charge related to the disposal of a former manufacturing facility in Europe and other assets ($15 million), the unfavorable impact of foreign currency translation ($5 million), and other nonrecurring items recorded in the prior year ($10 million), partially offset by favorable pricing net of higher lead and other commodity costs ($4 million) and lower SG&A expense ($5 million).
     Year-to-Date:
•	Net sales decreased primarily due to the impact of lower lead costs on pricing ($1.3 billion), lower sales volumes ($359 million) and the unfavorable impact of foreign currency translation ($227 million), partially offset by improved price/product mix ($225 million).

•	Segment income decreased due to lower volumes ($62 million), the unfavorable impact of foreign currency translation ($16 million), a nonrecurring charge in the third quarter related to the disposal of a former manufacturing facility in Europe and other assets ($15 million), other nonrecurring items recorded in the prior year ($10 million), and the negative impact of lead and other commodity costs not fully recovered through pricing ($102 million), which includes a $62 million out of period adjustment as discussed in Note 1 to the financial statements. The out of period adjustment was determined to be a partial factor for the amount we disclosed in the first quarter regarding our inability to recover all of our costs through our normal pricing agreements. Partially offsetting these factors was lower SG&A expenditures due to cost containment measures ($14 million) and higher equity income from joint ventures ($4 million).
Restructuring Costs
To further align the Company’s cost structure with global automotive market conditions, the Company committed to a restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge relates to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2009 Plan by the end of 2010. The automotive-related restructuring actions target excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels.
The 2009 Plan includes workforce reductions of approximately 6,400 employees (2,900 for automotive experience — North America, 1,900 for automotive experience — Europe, 600 for automotive experience — Asia, 200 for building efficiency — North America, 400 for building efficiency — Europe, 100 for building efficiency — rest of world, and 300 for power solutions). Restructuring charges associated with employee severance and termination benefits are to be paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2009, approximately 3,700 employees have been separated from the Company pursuant to the 2009 Plan. In addition, the 2009 Plan includes 9 plant closures (3 for automotive experience — North America, 1 for automotive experience — Europe, 3 for automotive experience — Asia, 1 for building efficiency — rest of world, and 1 for power solutions). As of June 30, 2009, none of the plants have been closed. The portion of the restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
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
The 2008 Plan includes workforce reductions of approximately 9,400 employees (3,700 for automotive experience — North America, 3,400 for automotive experience — Europe, 400 for building efficiency — North America, 1,000 for building efficiency — Europe, 400 for building efficiency — rest of world and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2009, approximately 7,200 employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 21 plant closures (9 for automotive experience — North America, 9 for automotive experience — Europe, 1 for building efficiency — North America, and 2 for power solutions). As of June 30, 2009, 10 of the 21 plants have been closed. The portion of the restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
Net Financing Charges

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2009	2008	Change	2009	2008	Change
Net financing charges	$65	$69	-6%	$167	$204	-18%
•	The decrease in net financing charges in the three and nine month periods is due to lower borrowing costs and net foreign currency exchange gains on financing operations.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Tax provision	$50	$121	$109	$266
Effective tax rate	23.0%	21.0%	-20.0%	21.0%
Estimated annual base effective tax rate	27.0%	21.0%	27.0%	21.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•	In the third quarter of fiscal 2009, the Company decreased its estimated annual effective income tax rate for continuing operations from 31% to 27%, primarily due to a geographical shift in income and global tax planning initiatives. Because there is a cumulative year-to-date loss, this created a tax expense increase of $11 million in the current quarter after applying the new effective rate to the provision in the prior two quarters.

•	In the third quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets within the Brazil power solutions entity would be utilized. Therefore, the Company released $10 million of valuation allowances, of which $3 million was a decrease in income tax expense with the remaining amount impacting the statement of financial position.

•	In the third quarter of fiscal 2009, as a result of various entities exiting business in certain jurisdictions and certain recent events related to prior tax planning initiatives, the Company reduced the reserve for uncertain tax positions by $33 million. This is comprised of a $17 million decrease to tax expense and a $16 million decrease to goodwill.

•	In the second quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances against the income tax provision.

•	In the second quarter of fiscal 2009, the Company recorded a $27 million discrete period tax adjustment related to the second quarter 2009 restructuring costs using a blended statutory tax rate of 19.2%. Due to the tax rate change in the third quarter of fiscal 2009, the discrete period tax adjustment decreased by $9 million for a total tax adjustment for the nine months ended June 30, 2009 of $18 million.

•	In the second quarter of fiscal 2009, the Company filed a claim for refund with the Internal Revenue Service related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.

•	In the second quarter of fiscal 2009, the Company recorded a $30 million discrete period tax benefit related to a change in tax status of a French subsidiary resulting from a voluntary tax election.

•	In the first quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result of the rapid deterioration of operating results in various jurisdictions around the world, it was determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including France, Mexico, Spain and the United Kingdom. Therefore, the Company recorded a $300 million valuation allowance as income tax expense.

•	In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%. Due to the effective tax rate change in the second quarter of fiscal 2009, the discrete period tax adjustment increased by $18 million for a total tax adjustment of the six months ended March 31, 2009 of $48 million. Due to the effective tax rate change in the third quarter of fiscal 2009, the discrete period tax adjustment decreased by $9 million for a total tax adjustment for the nine months ended June 30, 2009 of $39 million.
Net Income

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2009	2008	Change	2009	2008	Change
Net income (loss)	$163	$439	-63%	$(638)	$963	*

*	Measure not meaningful
•	The decrease in net income for the three months ended June 30, 2009, was primarily due to lower volumes primarily in the automotive experience business, lead costs not recovered through pricing, the unfavorable effects of foreign currency translation, partially offset by a decrease in the provision for income taxes, lower minority interest earnings and a decrease in net financing charges.

•	The decrease in net income for the nine months ended June 30, 2009, was primarily due to lower volumes mainly in the automotive experience business, lead costs not recovered through pricing, first quarter impairment charges recorded on an equity investment in the North American unitary products group in building efficiency and certain fixed assets in the automotive experience North America and Europe segments, the second quarter fiscal 2009 restructuring charge and the unfavorable impact of foreign currency translation, partially offset by a decrease in the provision for income taxes, lower minority interest earnings and a decrease in net financing charges.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At June 30, 2009, the unearned backlog was $4.4 billion, or a 9% decrease compared to June 30, 2008. Excluding the negative impact of foreign currency, the backlog was lower by 6% at June 30, 2009 compared to June 30, 2008. The North America backlog was comparable to prior year levels, while there was a double-digit decline in Europe and the Middle East.

Financial Condition
Working Capital

	June 30,	September 30,		June 30,
(in millions)	2009	2008	Change	2008	Change
Working capital	$1,030	$1,225	-16%	$1,983	-48%

Accounts receivable	4,910	6,472	-24%	6,647	-26%
Inventories	1,561	2,099	-26%	2,292	-32%
Accounts payable	3,741	5,225	-28%	5,179	-28%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The decrease in working capital as compared to September 30, 2008 is primarily due to lower accounts receivable and lower inventories from lower sales volumes, partially offset by lower accounts payable due to the timing of supplier payments and lower purchasing activity, and the restructuring reserves recorded in the second quarter of fiscal 2009. Compared to June 30, 2008, the decrease is primarily due to lower accounts receivable and lower inventories from lower sales volumes, partially offset by lower accounts payable due to the timing of supplier payments and lower purchasing activity, and the restructuring reserves recorded in the fourth quarter of fiscal 2008 and in the second quarter of fiscal 2009.

•	The Company’s days sales in accounts receivable (DSO) for the three months ended June 30, 2009 were 58, consistent with the comparable periods ended September 30, 2008 and June 30, 2008. There has been no significant deterioration in the aging of accounts receivable at June 30, 2009 compared to September 30, 2008 and June 30, 2008, and there has been no significant change in the Company’s revenue recognition policies. The decrease in accounts receivable compared to September 30, 2008 and June 30, 2008 is due to lower sales volumes.

•	The Company’s inventory turns for the three months ended June 30, 2009 were slightly lower than the period ended September 30, 2008 mainly due to slower moving inventory in the building efficiency business. Inventory turns were higher compared to June 30, 2008, due to improvements in inventory management.

•	Days payable at June 30, 2009 was 71 days compared to 73 days at September 30, 2008 and 65 days at June 30, 2008. The change was mainly due to the timing of payments.
Cash Flows

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Net cash provided by operating activities	$494	$552	$359	$1,028
Net cash used by investing activities	(139)	(288)	(674)	(776)
Net cash provided (used) by financing activities	(123)	(241)	474	(670)
Capital expenditures	103	190	529	551
•	The decrease in net cash provided by operating activities in the three months ended June 30, 2009 was primarily due to lower net income in the quarter, unfavorable working capital changes in accounts payable and accrued income taxes, partially offset by favorable working capital changes in accounts receivable and inventory. For the nine months ended June 30, 2009, the decrease in net cash provided by operating activities was due to the cumulative net loss for the period, unfavorable working capital changes in accounts payable and accrued income taxes, partially offset by favorable working capital changes in accounts receivable and inventories.

•	The decrease in net cash used by investing activities for the three months ended June 30, 2009 was due to lower capital expenditures and the impact of the settlement of cross-currency interest rate swaps in the prior year. For the nine months ended June 30, 2009, the decrease in net cash used by investing activities was due to lower capital expenditures, the settlement of cross-currency interest rate swaps and higher business acquisition costs in the prior year, partially offset by unfavorable recoverable customer engineering expenditures due to timing and an increase in long-term investments.

•	The decrease in net cash used by financing activities for the three months ended June 30, 2009 was primarily the result of lower debt repayments. The increase in net cash provided by financing activities for the nine months ended June 30, 2009 was primarily the result of an increase in long-term debt, partially offset by debt repayments.

•	The decrease in capital spending for property, plant and equipment in the three and nine months ended June 30, 2009 was primarily due to delaying nonessential capital projects due to current uncertain economic conditions.
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
The Company has certain subsidiaries, mainly located in Brazil, France, Italy, Mexico, Spain, United Kingdom and the United States, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.
In the third quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets within the Brazil power solutions entity would be utilized. Therefore, the Company released $10 million of valuation allowances in the three month period ended June 30, 2009. This is comprised of a $3 million decrease in income tax expense with the remaining amount impacting the statement of financial position.
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
In the third quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in light of the restructuring plans in North America announced by Chrysler and GM during the quarter as part of their bankruptcy reorganization plans. As a result, the Company reviewed its long-lived assets for the Chrysler and GM platforms within the North America automotive experience segment and determined no impairment existed.
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
The Company concluded there were no other impairments as of June 30, 2009. The Company will continue to monitor developments in the automotive and North American residential heating, ventilating and air conditioning (HVAC) industries as future adverse developments in these industries could lead to additional impairment charges.
Capitalization

	June 30,	September 30,		June 30,
(in millions)	2009	2008	Change	2008	Change
Total debt	$4,778	$3,944	21%	$4,129	16%
Shareholders’ equity	8,227	9,424	-13%	9,996	-18%

Total capitalization	$13,005	$13,368	-3%	$14,125	-8%

Total debt as a % of total capitalization	36.7%	29.5%		29.2%

•	On March 16, 2009, the Company closed concurrent public offerings. The Company issued $402.5 million aggregate principal amount of senior, unsecured, fixed rate convertible notes that mature September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The Company also issued nine million Equity Units each of which has a stated amount of $50 in an aggregate principal amount of $450 million. The Equity Units consist of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date of March 31, 2012, subject to early settlement, a certain number of shares of the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.5% subordinated notes due 2042.

•	On February 16, 2009, the Company entered into a $50 million, three year, floating rate bilateral loan agreement. The Company drew the entire amount under the loan agreement during the course of the second quarter of fiscal 2009. Also during the second quarter of fiscal 2009, the Company retired approximately $54 million in principal amount of its $800 million fixed rate bonds that mature in January 2011. The Company used proceeds from the $50 million floating rate loan agreement to retire the bonds.

•	On January 17, 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured. The Company used proceeds from commercial paper issuances to repay amounts due under the loan agreement.

•	On June 1, 2008, the Company retired $200 million of York International Corporation fixed rate bonds that matured. The Company used proceeds from commercial paper issuances to repay the bonds.

•	In fiscal 2008, the Company entered into new revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009, the 100 million euro revolving facility expired and the Company entered into a new one year revolving credit facility in the amount of 50 million euro expiring in May 2010. At June 30, 2009, there were no draws on the revolving credit facilities.

•	On January 17, 2008 and February 1, 2008, the Company retired $500 million and $175 million, respectively, in floating rate notes and fixed rate bonds at maturity. The Company used a combination of cash, proceeds from commercial paper issuances and proceeds under the new three year, floating rate yen loan to repay the notes and bonds.

•	In December 2007, the Company entered into a 25 billion yen, three year, floating rate loan agreement. The Company borrowed the 25 billion yen on January 15, 2008.

•	In fiscal 2007, the Company entered into a five-year, $2.1 billion revolving credit facility which expires in December 2011. This facility replaced a five-year $1.6 billion revolving credit facility that would have expired in October 2010 and serves as the commercial paper backup facility. There were no draws on the committed credit line as of June 30, 2009.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of June 30, 2009, it could borrow up to $2.0 billion at its current debt ratings on committed and uncommitted credit lines.

•	As of June 30, 2009, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and indentures, and the Company expects to be in compliance in the foreseeable future. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings.

•	The Company believes its capital resources and liquidity position at June 30, 2009, are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2009 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
New Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This statement is effective for the Company in the fourth quarter of fiscal 2009 (September 30, 2009). Upon effect, the FASB Accounting Standard Codification will become the source of authoritative U.S. GAAP recognized by the FASB. The adoption of this statement will have no impact on the Company’s consolidated financial condition and results of operations.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The Company is assessing the potential impact that the adoption on SFAS No. 167 will have on its consolidated financial condition and results of operations.
In May 2009, FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard requires disclosure of the date through which the company has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for the Company in the third quarter of fiscal 2009 (June 30, 2009). Refer to Note 20, “Subsequent Events,” for disclosure of the Company’s subsequent events for the current reporting period.
In April 2009, the FASB issued Staff Position (FSP) Financial Accounting Standards (FAS) 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement was effective for the Company beginning in the third quarter of fiscal 2009 (April 1, 2009) with early adoption permitted. The Company adopted this FSP effective January 1, 2009 and determined that the impact of adoption was not material to its consolidated financial condition and results of operation. See Note 15, “Derivative Instruments and Hedging Activities,” and Note 16, “Fair Value Measurements,” for disclosure of the Company’s fair value of financial instruments as of June 30, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). See Note 15, “Derivative Instruments and Hedging Activities,” for disclosure of the Company’s derivative instruments and hedging activities at June 30, 2009.
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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. The Company adopted this statement effective October 1, 2008. The adoption of this standard has had no material impact on the Company’s consolidated financial condition and results of operation. See Note 16, “Fair Value Measurements,” for more information regarding the impact of the Company’s adoption of SFAS No. 157. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2 as of June 30, 2009. The provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009).
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
At June 30, 2009, the Company did not experience any adverse changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Citibank has advised the Company that, in connection with the Swap Agreement, Citibank may purchase shares of the Company’s stock in the market or in privately negotiated transactions up to an amount equal to $200 million in aggregate market value at any given time. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended June 30, 2009.
The following table presents information regarding the repurchase of the Company’s common stock by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended June 30, 2009.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of		Shares Purchased as	May Yet be
	Shares	Average Price	Part of the Publicly	Purchased under the
Period	Purchased	Paid per Share	Announced Program	Programs

04/1/09 - 4/30/09 Purchases by Company (1)	—	—	—	$102,394,713
05/1/09 - 05/31/09 Purchases by Company (1)	—	—	—	$102,394,713
06/1/09 - 06/30/09 Purchases by Company (1)	—	—	—	$102,394,713

04/1/09 - 4/30/09 Purchases by Citibank (2)	—	—	—	$171,389,950
05/1/09 - 05/31/09 Purchases by Citibank (2)	550,000	$18.54	—	$159,043,850
06/1/09 - 06/30/09 Purchases by Citibank (2)	—	—	—	$155,365,400

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.

(2)	Citibank may purchase shares of the Company’s stock up to an amount equal to $200 million. The approximate dollar value of shares that may yet be purchased under the Citibank program fluctuates based on the market value of the Company’s stock and/or sales by Citibank of the Company’s stock.

ITEM 6.	EXHIBITS
Reference is made to the separate exhibit index contained on page 49 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: August 3, 2009	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 4, 2009, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. *

*	Furnished herewith.