Form 10-K
period 2009-09-30
JOHNSON CONTROLS INC
filed 2009-11-25
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From To

Commission File Number 1-5097

JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0380010
(State of Incorporation)	(I.R.S. Employer Identification No.)

5757 North Green Bay Avenue Milwaukee, Wisconsin (Address of principal executive offices)	53209 (Zip Code)

Registrant’s telephone number, including area code:
(414) 524-1200

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
Corporate Units	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $7.1 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2009, 671,080,237 shares of the registrant’s Common Stock, par value $0.01 7/18 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on January 27, 2010 are incorporated by reference into Part III.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2009

Page

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION	1

PART I.

ITEM 1. BUSINESS	1

ITEM 1A. RISK FACTORS	5

ITEM 1B. UNRESOLVED STAFF COMMENTS	10

ITEM 2. PROPERTIES	10

ITEM 3. LEGAL PROCEEDINGS	14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

EXECUTIVE OFFICERS OF THE REGISTRANT	14

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	16

ITEM 6. SELECTED FINANCIAL DATA	19

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	90

ITEM 9A. CONTROLS AND PROCEDURES	90

ITEM 9B. OTHER INFORMATION	91

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	91

ITEM 11. EXECUTIVE COMPENSATION	91

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	92

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	92

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	92

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	93

SIGNATURES	94

INDEX TO EXHIBITS	95
EX-10.C
EX-10.D
EX-10.F
EX-10.H
EX-10.I
EX-10.M
EX-10.N
EX-10.P
EX-10.Q
EX-10.X
EX-21
EX-23
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
Financial Information About Business Segments
Accounting Standards Codification (ASC) 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has ten reportable segments for financial reporting purposes. Certain operating segments are aggregated or combined based on materiality within building efficiency — rest of world and power solutions in accordance with ASC 280. The Company’s ten reportable segments are presented in the context of its three primary businesses: building efficiency, automotive experience and power solutions.
Refer to Note 19, “Segment Information,” of the notes to the consolidated financial statements in Item 8 of this report for financial information about business segments.
For the purpose of the following discussion of the Company’s businesses, the six building efficiency reportable segments and the three automotive experience reportable segments are presented together due to their similar customers and the similar nature of their products, production processes and distribution channels.
Products/Systems and Services
Building efficiency
Building efficiency is a global leader in delivering integrated control systems, mechanical equipment, services and solutions designed to improve the comfort, safety and energy efficiency of non-residential buildings and residential properties with operations in 59 countries. Revenues come from facilities management, technical services and the replacement and upgrade of HVAC controls and mechanical equipment in the existing buildings market, where the Company’s large base of current customers leads to repeat business, as well as with installing controls and equipment during the construction of new buildings. Customer relationships often span entire building lifecycles.
Building efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some building controls and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. Approximately 47% of building efficiency’s sales are derived from HVAC products and installed control systems for construction and retrofit markets, of which 17% of its total sales are related to new commercial construction. Approximately 53% of its sales originate from its service offerings. In fiscal 2009, building efficiency accounted for 44% of the Company’s consolidated net sales.
The Company’s systems include York® chillers, air handlers and other HVAC mechanical equipment that provide heating and cooling in non-residential buildings. The Metasys® control system monitors and integrates HVAC equipment with other critical buildings systems to maximize comfort while reducing energy and operating costs. As the largest global supplier of HVAC technical services, building efficiency staffs, optimizes and repairs building systems made by the Company and its competitors. The Company offers a wide range of solutions such as performance contracting under which guaranteed energy savings are used by the customer to fund project costs over a number of years. In addition, the global workplace solutions segment provides full-time on-site operations staff and real estate and energy consulting services to help customers, especially multi-national companies, reduce costs and improve the performance of their facility portfolios. The Company’s on-site staff typically performs tasks related to the comfort and reliability of the facility, and manages subcontractors for functions such as foodservice, cleaning, maintenance and landscaping. Through its North America unitary products business, the Company produces air conditioning and heating equipment for the residential market.
Automotive experience
Automotive experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for original equipment manufacturers (OEMs) and operates approximately 175 wholly- and majority-owned manufacturing or assembly plants in 32 countries worldwide (see Item 2, “Properties”). Additionally, the business has partially-owned affiliates in Asia, Europe, North America and South America.
Automotive experience products and systems include complete seating systems and components; cockpit systems, including instrument panels and clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems. In fiscal 2009, automotive experience accounted for 42% of the Company’s consolidated net sales.
The business operates assembly plants that supply automotive OEMs with complete seats on a “just-in-time/in-sequence” basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the business’s other automotive interior systems are also supplied on a “just-in-time/in-sequence” basis. Foam, metal and plastic seating components, seat covers, seat mechanisms and other components are shipped to these plants from the business’s production facilities or outside suppliers.

Power solutions
Power solutions services both automotive OEMs and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing approximately 110 million lead-acid batteries annually in approximately 55 wholly- and majority-owned manufacturing or assembly plants in 21 countries worldwide (see Item 2, “Properties”). Investments in new product and process technology have expanded product offerings to AGM, nickel-metal-hydride and lithium-ion battery technology to power hybrid vehicles. Approximately 80% of automotive battery sales worldwide in fiscal 2009 were to the automotive replacement market, with the remaining sales to the OEM market.
Sales of automotive batteries generated 14% of the Company’s fiscal 2009 consolidated net sales. Batteries and plastic battery containers are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.
Competition
Building efficiency
The building efficiency business conducts certain of its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction management expertise. Competitors for contracts in the residential and non-residential marketplace include many regional, national and international controls providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Carrier Corporation, a subsidiary of United Technologies Corporation; Trane Incorporated, a subsidiary of Ingersoll-Rand Company Limited; Rheem Manufacturing Company; Lennox International, Inc.; and Goodman Global, Inc. The services market, including global workplace solutions, is highly fragmented. Sales of services are largely dependent upon numerous individual contracts with commercial businesses worldwide; the loss of any individual contract would not have a material adverse effect on the Company.
Automotive experience
The automotive experience business faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs who produce or have the capability to produce certain products the business supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the principal automotive experience competitors include Lear Corporation, Faurecia SA and Magna International Inc.
Power solutions
Power solutions is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Robert Bosch GmbH, Costco, NAPA, O’Reilly/CSK, Interstate Battery System of America, Pep Boys, Sears, Roebuck & Co. and Wal-Mart stores. Automotive batteries are sold throughout the world under private label and under the Company’s brand names (Optima®, Varta®, LTH® and Heliar®) to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The power solutions business competes with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The power solutions business primarily competes in the battery market with Exide Technologies, GS Yuasa Corporation, East Penn Manufacturing Company and Fiamm Group. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty.
Backlog
The Company’s backlog relating to the building efficiency business is applicable to its sales of systems and services. At September 30, 2009, the backlog was $4.3 billion, compared with $4.7 billion as of September 30, 2008. The decrease in backlog was primarily due to market conditions and delays in awarding energy efficient contracts pending clarification of the American Recovery and Reinvestment Act stimulus funding. The backlog does not include amounts associated with contracts in the global workplace solutions business because such contracts are typically multi-year service awards, nor does it include unitary products. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At September 30, 2009, the Company’s automotive experience backlog of net new incremental business for its consolidated and unconsolidated subsidiaries to be executed within the next three fiscal years was approximately $2.5 billion, $0.7 billion of which relates to fiscal 2010. The backlog as of September 30, 2008 was approximately $4.5 billion. The decrease in backlog is primarily due to lower industry volumes in North America and Europe and program cancellations and/or deferrals by our OE customers. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes, the timing of related production launches and changes in customer development plans.
Raw Materials
Raw materials used by the businesses in connection with their operations, including lead, steel, urethane chemicals, copper, sulfuric acid and polypropylene, were readily available during the year and the Company expects such availability to continue. In fiscal 2010, the Company expects increases in lead, chemicals and resin costs, while it expects steel and copper costs to decline. Other commodity costs are expected to be relatively stable.
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
The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with such laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved by negotiation with regulatory authorities that result in commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. Historically, neither such commitments nor such penalties have been material. (See Item 3, “Legal Proceedings,” of this report for a discussion of the Company’s potential environmental liabilities.)
Environmental Capital Expenditures
The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in fiscal 2009 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.
Employees
As of September 30, 2009, the Company employed approximately 130,000 employees, of whom approximately 88,000 were hourly and 42,000 were salaried.
Seasonal Factors
Certain of building efficiency’s sales are seasonal as the demand for residential air conditioning equipment generally increases in the summer months. This seasonality is mitigated by the other products and services provided by the building efficiency business that have no material seasonal effect.
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
Financial Information About Geographic Areas
Refer to Note 19, “Segment Information,” of the notes to the consolidated financial statements in Item 8 of this report for financial information about geographic areas.
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
ITEM 1A RISK FACTORS
General Risks
General economic, credit and capital market conditions, including the financial distress in the automotive industry and declines in the residential and commercial construction markets, have adversely affected our recent and current financial performance, and may affect our ability to grow or sustain our businesses and could negatively affect our ability to access the capital markets.
We compete around the world in various geographic regions and product markets. The global credit crisis and recession have adversely affected, and could continue to adversely affect, each of our three primary businesses. As we discuss in greater detail in the specific risk factors for each of our businesses that appear below, the financial distress in the automotive industry, as well as declines in the residential construction markets in North America and in commercial construction markets could continue to negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our businesses.
The capital and credit markets provide us with liquidity to operate and grow our businesses beyond the liquidity that operating cash flows provide. The worldwide economic downturn and disruption of the credit markets could reduce our access to capital necessary for our operations and executing our strategic plan. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, then our financial condition, results of operations and cash flows could be significantly adversely affected.
We are subject to pricing pressure from our automotive customers.
We face significant competitive pressures in all of our business segments. Because of their purchasing size, our automotive customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those pricing reductions may have an adverse impact on our business.
We are subject to risks associated with our non-U.S. operations that could adversely affect our results of operations.
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
In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Our primary exposures are to the euro, British pound, Japanese yen, Czech koruna, Mexican peso, Swiss franc and Polish zloty. While we employ financial instruments to hedge transactional and foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates have been volatile during the past fiscal year and have adversely impacted, and could continue to adversely impact, our financial results.
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
Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business, financial condition and results of operations.
We are subject to costly requirements relating to environmental regulation and environmental remediation matters, which could adversely affect our business and results of operations.
Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites could be considerably higher than the current accrued liability on our consolidated statement of financial position, which could have a material adverse effect on our business and results of operations. As of September 30, 2009, we recorded $32 million for environmental liabilities and $85 million in related conditional asset retirement obligations.

Negative or unexpected tax consequences could adversely affect our results of operations.
Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax reserves on our statement of financial position that could materially and adversely affect our results of operations. Additionally, changes in tax laws in the U.S. or in other countries where we have significant operations could materially affect deferred tax assets and liabilities on our consolidated statement of financial position and tax expense.
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
A further downgrade in the ratings of our debt could restrict our ability to access the debt capital markets and increase our interest costs.
Changes in the ratings that rating agencies assign to our debt may ultimately impact our access to the debt capital markets and the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets would become restricted. The tightening in the credit markets and the reduced level of liquidity in many financial markets due to the current turmoil in the financial and banking industries could affect our access to the debt capital markets or the price we pay to issue debt. Historically, we have relied on our ability to issue commercial paper rather than to draw on our credit facility to support our daily operations, which means that a downgrade in our rating or continued volatility in the financial markets causing limitations to the debt capital markets could have an adverse effect on our business or our ability to meet our liquidity needs.
Additionally, several of our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded. Further, an increase in the level of our indebtedness may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.
We are subject to potential insolvency of insurance carriers.
We purchase occurrence-based excess liability insurance to cover general and products liability risks. Although we do not currently expect any claims to result in material payments under any of these insurance policies, we are subject to the risk that one or more of the insurers may become insolvent and would be unable to pay a claim that may be made in the future.
We are subject to potential insolvency or financial distress of third parties.
We are exposed to the risk that third parties to various arrangements who owe us money or goods and services, or who purchase goods and services from us, will not be able to perform their obligations or continue to place orders due to insolvency or financial distress. If third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us. In such events, we may incur losses, or our results of operations, financial position or liquidity could otherwise be adversely affected.
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
Volatility in commodity prices may adversely affect our results of operations.
Commodity prices were highly volatile in the past year, primarily steel, aluminum, copper and fuel costs. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are fixed; therefore, in the short term we cannot adjust for changes in commodity prices. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, unfavorability in our hedging programs during a period of declining commodity prices could limit our ability to lower our prices to customers as quickly as our competitors, which could have an adverse effect on our results of operations.
Conditions in the residential and commercial new construction markets may adversely affect our results of operations.
HVAC equipment sales in the residential and commercial new construction markets correlate to the number of new homes and buildings that are built. The strength of the residential and commercial markets depends in part on the availability of consumer and commercial financing for our customers. As a result of deteriorating economic conditions and the turmoil in the credit markets, there has been a significant decline in the residential housing construction market and construction of new commercial buildings. If these conditions worsen, it may have an adverse effect on our results of operations and such events could result in potential liabilities or additional costs, including impairment charges.
A variety of other factors could adversely affect the results of operations of our building efficiency business.
Any of the following could materially and adversely impact the results of operations of our building efficiency business: loss of, or changes in, facility management supply contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major component suppliers; the unavailability of raw materials (primarily steel, copper and electronic components) necessary for production of HVAC equipment; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; revisions to energy efficiency legislation; a decline in the outsourcing of facility management services; availability of labor to support growth of our service businesses; and changes in foreign currency rates, which could adversely impact our profit on imported and exported goods.
Automotive Experience Risks
Conditions in the automotive industry have adversely affected and may continue to adversely affect our results of operations.
Our financial performance depends, in part, on conditions in the automotive industry. In fiscal 2009, our largest customers globally were automobile manufacturers Ford Motor Company (Ford), General Motors Corporation (GM) and Daimler AG. The Detroit 3 (Ford Motor Company, General Motors Company and Chrysler LLP) have experienced a significant decline in market shares in North America and have announced significant restructuring actions in an effort to improve profitability. The Detroit 3 automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations and have ultimately resulted in severe financial difficulty, including bankruptcy filings by GM and Chrysler in fiscal 2009. In addition, the Detroit 3 and other automakers that compete in North American markets are experiencing financial difficulties due to a decline in the number of new vehicle sales. As a result, we may experience additional reductions in orders from these customers, incur significant write offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, particularly if any of the Detroit 3 cannot adequately fund their operations, or if other major customers reach a similar level of financial distress. Automakers across Europe are also experiencing financial difficulties due to the reduction in new vehicle production. If our customers reduce their orders to us, it would adversely impact our results of operations. A prolonged downturn in the North American or European automotive industries or a significant change in product mix due to consumer demand could require us to shut down additional plants or incur additional impairment charges.
The financial distress of the original equipment supplier base could harm our results of operations.
Automotive industry conditions have adversely affected the original equipment supplier base. Lower production levels for key customers, increases in certain raw material, commodity and energy costs and the global credit market crisis have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations, and other suppliers may file for bankruptcy protection or cease operations. The continuation of financial distress within the supplier base may lead to commercial disputes and possible supply chain interruptions, which in turn could disrupt our production. In addition, the adverse industry environment may require us to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production, which could involve additional costs or risks. If any of these risks materialize, or if these industry conditions continue or worsen, we are likely to incur losses, or our results of operations, financial position or liquidity could otherwise be adversely affected.
Change in consumer demand may adversely affect our results of operations.
Recent increases in energy costs may shift consumer demand away from motor vehicles that typically have higher interior content that we supply, such as light trucks, cross-over vehicles, minivans and SUVs, to smaller vehicles having less interior content. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could reduce our sales and harm our profitability, thereby adversely affecting our results of operations.
We may not be able to successfully negotiate pricing terms with our customers in the automotive experience business, which may adversely affect our results of operations.
We negotiate sales prices annually with our automotive seating and interiors customers. Cost-cutting initiatives that our customers have adopted generally result in increased downward pressure on pricing. In some cases our customer supply agreements require reductions in component pricing over the period of production. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our results of operations may be adversely affected. In particular, large commercial settlements with our customers may adversely affect our results of operations or cause our financial results to vary on a quarterly basis.
Volatility in commodity prices may adversely affect our results of operations.
Commodity prices were highly volatile in the past year. If commodity prices continue to rise, and if we are not able to recover these cost increases from our customers, then these increases will have an adverse effect on our results of operations.
The cyclicality of original equipment automobile production rates may adversely affect the results of operations in our automotive experience business.
Our automotive experience business is directly related to automotive production by our customers. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. Further economic decline that results in a reduction in automotive production by our automotive experience customers may have a material adverse impact on our results of operations.
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

Power Solutions Risks
We face competition and pricing pressure from other companies in the power solutions business.
Our power solutions business competes with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. If we are unable to remain competitive and maintain market share in the regions and markets we serve, our results of operations may be adversely affected.
Volatility in commodity prices may adversely affect our results of operations.
Lead is a major component of our lead-acid batteries. The price of lead has been highly volatile over the last several years. We attempt to manage the impact of changing lead prices through the recycling of used batteries returned to us by our aftermarket customers, commercial terms and commodity hedging programs. Our ability to mitigate the impact of lead price changes can be impacted by many factors, including customer negotiations, inventory level fluctuations and sales volume/mix changes, any of which could have an adverse effect on our results of operations.
Additionally, other commodity prices were volatile in the past year, primarily fuel, acid and resin. If other commodity prices rise, and if we are not able to recover these cost increases through price increases to our customers, then such increases will have an adverse effect on our results of operations.
Decreased demand from our customers in the automotive industry may adversely affect our results of operations.
Our financial performance in the power solutions business depends, in part, on conditions in the automotive industry. Sales to OEM’s accounted for approximately 20% of the total sales of the power solutions business in fiscal 2009. Significant declines in the North American and European automotive production levels have reduced and could continue to reduce our sales and adversely affect our results of operations. In addition, if any OEM’s reach a point where they cannot fund their operations, we may incur significant write offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans.
A variety of other factors could adversely affect the results of operations of our power solutions business.
Any of the following could materially and adversely impact the results of operations of our power solutions business: loss of or changes in automobile battery supply contracts with our large original equipment and aftermarket customers; the increasing quality and useful life of batteries or use of alternative battery technologies, both of which may contribute to a growth slowdown in the lead-acid battery market; delays or cancellations of new vehicle programs; market and financial consequences of any recalls that may be required on our products; delays or difficulties in new product development, including nickel-metal-hydride/lithium-ion technology; financial instability or market declines of our customers or suppliers; the increasing global environmental regulation related to the manufacture and recycling of lead-acid batteries; our ability to secure sufficient tolling capacity to recycle batteries; and the lack of the development of a market for hybrid vehicles.
ITEM 1B UNRESOLVED STAFF COMMENTS
The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal 2009.
ITEM 2 PROPERTIES
At September 30, 2009, the Company conducted its operations in 65 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 90 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space. The Company considers its facilities to be suitable and adequate for their current uses. The majority of the facilities are operating at normal levels based on capacity.

Building Efficiency
Florida	Largo (1),(3)	France	Amiens Glisy (3)
	Medley (1),(4)		Colombes (1),(3)
Illinois	Dixon (2),(3)		Nantes (1)
	Wheeling (1)		Saint Quentin Fallavier (1),(3)
Kansas	Wichita (2),(3)	Germany	Essen (2),(3)
Kentucky	Erlanger (1)		Kempen (1),(3)
Maryland	Baltimore (1)		Mannheim (1)
Mississippi	Hattiesburg (1)	Hong Kong	Hong Kong (1)
Missouri	Albany (1)	Italy	Milan (1),(4)
Oklahoma	Norman (3)	India	Chakan (1),(3)
Pennsylvania	Philadelphia (1),(4)		Pune (1),(3)
	York (1),(3)	Japan	Tokyo (1),(4)
	Waynesboro (3)	Mexico	Cienega de Flores (1)
Texas	San Antonio		Durango (1)
Virginia	Roanoke		Monterrey (1)
Wisconsin	Milwaukee (2),(4)	Netherlands	Gorinchem (1),(4)
		Poland	Warsaw (1),(3)
Austria	Graz (4)	Puerto Rico	Carolina (1),(4)
	Vienna (4)	Russia	Moscow (1),(3)
Brazil	Pinhais	South Africa	Johannesburg (1),(3)
	São Paulo	Spain	Sabadell (1),(3)
Belgium	Diegem (1),(4)	Taiwan	Taipei (1),(4)
Canada	Ajax (1),(3)	Turkey	Istanbul (1),(4)
	Victoria (1),(4)		Izmir (1),(3)
China	Qingyuan (2),(3)	United Arab Emirates	Dubai (2),(3)
	Wuxi (1),(3)	United Kingdom	Essex (1),(4)
Denmark	Aarhus (3)
Hornslet (2),(4)
Viby (2),(3)

Automotive Experience
Argentina	Buenos Aires (1)	Japan	Ayase (3)
	Rosario		Hamakita (3)
Australia	Adelaide (1)		Mouka (3)
	Melbourne		Toyotsucho (2),(3)
Austria	Graz (1),(3)		Yokosuka (2),(3)
	Mandling (3)	Korea	Ansan (1),(4)
Belgium	Geel (3)		Asan (3)
	Gent (1),(3)		Dangjin (3)
Brazil	Gravatai		Hwasung
	Pouso Alegre		Jeongeup (1)
	San Bernardo do Campo (1),(3)		Namsa (1)
	Santo Andre		Yongin
	Sao Jose dos Campos	Malaysia	Alor Gajah (1)
	Sao Jose dos Pinhais (1)		Mukin Hulu Bernam
Canada	Milton (1)		Peramu Jaya (1)
	Mississauga (1),(3)		Persiaran Sabak Bernam
	Orangeville	Mexico	Monclova (3)
	Saint Mary’s		Naucalpan de Juarez
	Tecumseh		Puebla (1)
	Tilsonburg		Ramos Arizpe (2)
	Whitby		Tlaxcala
China	Beijing (3)		Tlazala (1)
Czech Republic	Benatky nad Jizerou (1),(3)	Poland	Siemianowice
	Mlada Boleslav (1),(3)		Tychy
	Ni Ebohy (1)		Zory (3)
	Roudnice (3)	Romania	Mioveni (1),(3)
	Straz pod Ralskem (3)		Ploiesti (3)
France	Compagnie (3)	Russia	St. Petersburg (1),(3)
	Happich (2),(3)		Togliatti (1)
	Rosny (1),(3)	Slovak Republic	Bratislava (1),(3)
	Strasbourg (3)		Kostany nad Turcom (3)
Germany	Boblingen (1),(3)		Lucenec (1),(3)
	Bochum (1),(3)		Namestovo (1),(3)
	Bremen (1),(3)		Trencin (1),(4)
	Burscheid (2),(3)		Zilina (1)
	Espelkamp (3)	South Africa	East London (1)
	Grefrath (1),(3)		Pretoria (2),(3)
	Hannover (1),(3)	Spain	Abrera (3)
	Holzgerlingen (1),(3)		Alagon (3)
	Karlsruhe (4)		Madrid (1),(3)
	Lahnwerk (2),(3)		Valencia (2),(3)
	Luneburg (2)		Valladolid (3)
	Neustadt (2),(3)	Thailand	Rayong (3)
	Rastatt (1),(3)	Tunisia	Bi’r al Bay (3)
	Remchingen (3)	United Kingdom	Burton-Upon-Trent (2),(3)
	Saarlouis (1)		Essex (1),(3)
	Uberherrn (1),(3)		Leamington Spa (1),(3)
	Unterriexingen (2),(3)		Redditch (1)
	Waghausel (3)		Speke (3)
	Wuppertal (1),(3)		Sunderland
	Zwickau (3)		Telford (2),(3)
Italy	Cicerale (3)		Wednesbury (3)
Grugliasco (1),(3)
Melfi (1),(3)
Rocca D’Evandro (1)

Automotive Experience (continued)
Alabama	Cottondale (1)	Mississippi	Madison
	McCalla (1)	Missouri	Earth City (1)
Georgia	Suwanee (1)		Jefferson City
Illinois	Sycamore		Kansas City (1),(3)
Indiana	Kendallville	Ohio	Bryan
	Princeton (1)		Greenfield
Kentucky	Cadiz (1)		Northwood
	Georgetown	Tennessee	Athens (2)
	Louisville (1)		Columbia (1)
	Owensboro (1)		Lexington
	Shelbyville (1)		Pulaski (2)
	Winchester (1)	Texas	El Paso (1)
Louisiana	Shreveport		San Antonio
Michigan	Battle Creek	Wisconsin	Hudson (1)
Detroit (3)
Holland (2),(3)
Lansing (3)
Oxford
Plymouth (2),(3)
Warren (3)

Power Solutions
Arizona	Yuma (3)	Austria	Graz (1),(3)
Delaware	Middletown (3)		Vienna (1),(3)
Florida	Tampa (2),(3)	Brazil	Sorocaba (3)
Illinois	Geneva (3)	China	Shanghai (3)
Indiana	Ft. Wayne (3)	Czech Republic	Ceska Lipa (3)
Iowa	Red Oak (3)	France	Rouen
Kentucky	Florence (3)		Sarreguemines (3)
Missouri	St. Joseph (2),(3)	Germany	Hannover (3)
Ohio	Toledo (3)		Krautscheid (3)
Oregon	Clackamas (1)		Zwickau (2),(3)
	Portland (3)	Mexico	Celaya
South Carolina	Florence (3)		Cienega de Flores (2)
	Oconee (2),(3)		Escobedo
Texas	San Antonio (3)		Flores
Wisconsin	Milwaukee (4)		Monterrey (2),(3)
Torreon
		Spain	Burgos (3)
Guadamar del Segura
Guadalajara
		Sweden	Hultsfred

Corporate
Wisconsin	Milwaukee (4)

(1)	Leased facility

(2)	Includes both leased and owned facilities

(3)	Includes both administrative and manufacturing facilities

(4)	Administrative facility only

In addition to the above listing, which identifies large properties (greater than 25,000 square feet), there are approximately 695 building efficiency branch offices and other administrative offices located in major cities throughout the world. These offices vary in size in proportion to the volume of business in the particular locality.
ITEM 3 LEGAL PROCEEDINGS
As noted in Item 1, liabilities potentially arise globally under various Environmental Laws and Worker Safety Laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.
Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 44 sites in the U.S. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs totaled $32 million and $44 million at September 30, 2009 and 2008, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 15, 2009 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s fiscal 2009 Proxy Statement.
     Stephen A. Roell, 59, was elected Chief Executive Officer effective in October 2007, Chairman effective in January 2008, and President effective in May 2009. He was first elected to the Board of Directors in October 2004 and served as Executive Vice President from October 2004 through September 2007. Mr. Roell previously served as Chief Financial Officer between 1991 and May 2005, Senior Vice President from September 1998 to October 2004 and Vice President from 1991 to September 1998. Mr. Roell joined the Company in 1982.
     Susan F. Davis, 56, was elected Executive Vice President of Human Resources in September 2006. She previously served as Vice President of Human Resources from May 1994 to September 2006 and as Vice President of Organizational Development for automotive experience from August 1993 to April 1994. Ms. Davis joined the Company in 1983.

     R. Bruce McDonald, 49, was elected Executive Vice President in September 2006 and Chief Financial Officer in May 2005. He previously served as Corporate Vice President from January 2002 to September 2006, Assistant Chief Financial Officer from October 2004 to May 2005 and Corporate Controller from November 2001 to October 2004. Mr. McDonald joined the Company in 2001.
     Beda Bolzenius, 53, was elected a Corporate Vice President in November 2005 and serves as President of the automotive experience business. He previously served as Executive Vice President and General Manager Europe, Africa and South America for automotive experience from November 2004 to November 2005. Dr. Bolzenius joined the Company in November 2004 from Robert Bosch GmbH, a global manufacturer of automotive and industrial technology, consumer goods and building technology, where he most recently served as the president of Bosch’s Body Electronics division.
     Alex A. Molinaroli, 50, was elected a Corporate Vice President in May 2004 and has served as President of the power solutions business since January 2007. Previously, Mr. Molinaroli served as Vice President and General Manager for North America Systems & the Middle East for the building efficiency business and has held increasing levels of responsibility for controls systems and services sales and operations. Mr. Molinaroli joined the Company in 1983.
     C. David Myers, 46, was elected a Corporate Vice President and President of the building efficiency business in December 2005, when he joined the Company in connection with the acquisition of York International Corporation (York). At York, Mr. Myers served as Chief Executive Officer from February 2004 to December 2005, President from June 2003 to December 2005, Executive Vice President and Chief Financial Officer from January 2003 to June 2003 and Vice President and Chief Financial Officer from February 2000 to January 2003.
     Jeffrey G. Augustin, 47, was elected a Corporate Vice President in March 2005 and has served as Vice President of Finance for the building efficiency business since December 2005. Previously, Mr. Augustin served as Corporate Controller from March 2005 to March 2007. From 2001 to March 2005, Mr. Augustin was Vice President of Finance and Corporate Controller of Gateway, Inc.
     Jeffrey S. Edwards, 47, was elected a Corporate Vice President in May 2004 and serves as Group Vice President and General Manager for Japan and Asia Pacific for the automotive experience business. He previously served as Group Vice President and General Manager for automotive experience North America from August 2002 to May 2004 and Group Vice President and General Manager for product and business development. Mr. Edwards joined the Company in 1984.
     Charles A. Harvey, 57, was elected Corporate Vice President of Diversity and Public Affairs in November 2005. He previously served as Vice President of Human Resources for the automotive experience business and in other human resources leadership positions. Mr. Harvey joined the Company in 1991.
     Susan M. Kreh, 47, was elected Corporate Vice President and Corporate Controller in March 2007 and serves as the Company’s Principal Accounting Officer. Prior to joining the Company, Ms. Kreh served 22 years at PPG Industries, Inc., including as Corporate Treasurer from January 2002 until March 2007.
     Jerome D. Okarma, 57, was elected Vice President, Secretary and General Counsel in November 2004 and was named a Corporate Vice President in September 2003. He previously served as Assistant Secretary from 1990 to November 2004 and as Deputy General Counsel from June 2000 to November 2004. Mr. Okarma joined the Company in 1989.
     Colin Boyd, 50, was elected Vice President, Information Technology and Chief Information Officer in October 2008. Mr. Boyd previously served as Chief Information Officer and Corporate Vice President of Sony Ericsson from 2002 to 2008.
     Frank A. Voltolina, 49, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to joining the Company, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc.
     Jacqueline F. Strayer, 55, was elected Vice President, Corporate Communication in September 2008. She previously served as Vice President, Corporate Communications, for Arrow Electronics, Inc. from 2004 to 2008. Prior to that, she held communication leadership positions at United Technologies Corporation and GE Capital Corporation.
There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.
All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.

PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “JCI.”

Number of Record Holders
Title of Class	as of September 30, 2009
Common Stock, $0.01 7/18 par value	46,460

	Common Stock Price Range		Dividends
	2009	2008	2009	2008
First Quarter	$13.65-30.01	$35.15-44.46	$0.13	$0.13
Second Quarter	8.35-19.64	29.47-36.52	0.13	0.13
Third Quarter	11.78-22.65	28.57-36.49	0.13	0.13
Fourth Quarter	19.43-27.90	26.00-36.00	0.13	0.13

Year	$8.35-30.01	$26.00-44.46	$0.52	$0.52

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
The Company entered into an Equity Swap Agreement, dated March 18, 2004 and amended March 3, 2006 and May 16, 2006, with Citibank, N.A. (Citibank). The Company settled the Equity Swap Agreement at the beginning of the second quarter of fiscal 2009. The Company entered into a new Swap Agreement, dated March 13, 2009 (Swap Agreement), at the end of the second quarter of fiscal 2009. The Company selectively uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the Swap Agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount.
In connection with the Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended September 30, 2009.
The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program, repurchases of equity by the Company and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended September 30, 2009.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of	Average Price	Shares Purchased as	May Yet be
	Shares or Units	Paid per	Part of the Publicly	Purchased under the
Period	Purchased	Share or Unit	Announced Program	Programs

07/1/09 - 7/31/09 Purchases by Company (1)	—	—	—	$102,394,713
08/1/09 - 08/31/09 Purchases by Company (1)	—	—	—	$102,394,713
09/1/09 - 09/30/09 Purchases by Company (1)	—	—	—	$102,394,713
Purchases by Company (2)	8,082,085	$132.27	—	NA

07/1/09 - 7/31/09 Purchases by Citibank	—	—	—	NA
08/1/09 - 08/31/09 Purchases by Citibank	700,000	$25.52	—	NA
09/1/09 - 09/30/09 Purchases by Citibank	—	—	—	NA

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.

(2)	The Company purchased 8,082,085 Corporate Units in connection with its offer to exchange up to 8,550,000 of its nine million outstanding Equity Units in the form of Corporate Units for the following consideration per Corporate Unit: (i) 4.8579 shares of the Company’s common stock, (ii) a cash payment of $6.50 and (iii) a distribution consisting of the pro rata share of accrued and unpaid interest on the subordinated notes to, but excluding, the settlement date, payable in cash. The average price paid per Corporate Unit includes the common stock valued at the closing market price on the New York Stock Exchange on the settlement date (September 30, 2009), $6.50 cash payment and pro rata share of interest paid on the settlement date. As the exchange offer has expired, no more Equity Units may be purchased under the exchange offer.
The following information in Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (Exchange Act) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing:
The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index and companies formerly on the S&P’s Manufacturers (Diversified Industrials) Index.* This graph assumes the investment of $100 on September 1, 2004 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep 04	Sep 05	Sep 06	Sep 07	Sep 08	Sep 09
Johnson Controls, Inc.	100	111.08	130.37	217.57	170.28	148.20
Manufacturers (Diversified Industrials) *	100	101.28	114.35	154.48	118.39	117.86
S&P 500 Comp-Ltd.	100	110.25	122.14	142.22	110.97	103.30

*	The Manufacturers (Diversified Industrials) index was discontinued as a formal index of Standard & Poors effective December 31, 2001. The Company has replicated the index using return data for thirteen out of the fourteen companies that comprised the Manufacturers (Diversified Industrials) as of that date. These companies include Crane Co., Danaher Corporation, Eaton Corporation, Honeywell International Inc., Illinois Tool Worts Inc., ITT Corporation, Johnson Controls, Inc., 3M Company, Parker Hannifin Corporation, Textron lnc., Thermo Fisher Scientific Inc., Tyco International Ltd. and United Technologies Corporation.
The Company has filed as exhibits to this Annual Report on Form 10-K the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. The Company also submitted the Annual CEO certification to the New York Stock Exchange.
The Company’s transfer agent’s contact information is as follows:
Wells Fargo Bank Minnesota, N.A.
Shareowner Services Department
P.O. Box 64856
St. Paul, MN 55164-0856
(877) 602-7397

ITEM 6 SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations, balance sheet data, and common share information for the fiscal years ended September 30, 2005 through September 30, 2009 (in millions, except per share data and number of employees and shareholders).

	Year ended September 30,
	2009	2008	2007	2006 (2)	2005
OPERATING RESULTS

Net sales	$28,497	$38,062	$34,624	$32,235	$27,479

Segment income (3)	262	2,077	1,884	1,608	1,326

Income (loss) from continuing operations	(338)	979	1,295	1,033	757

Net income (loss)	(338)	979	1,252	1,028	909

Earnings (loss) per share from continuing operations (1)
Basic	$(0.57)	$1.65	$2.19	$1.77	$1.32
Diluted	(0.57)	1.63	2.16	1.75	1.30

Earnings (loss) per share (1)
Basic	$(0.57)	$1.65	$2.12	$1.76	$1.58
Diluted	(0.57)	1.63	2.09	1.74	1.56

Return on average shareholders’ equity (4)	-4%	11%	16%	15%	13%

Capital expenditures	$647	$807	$828	$711	$664

Depreciation and amortization	745	783	732	705	639

Number of employees	130,000	140,000	140,000	136,000	114,000

FINANCIAL POSITION

Working capital (5)	$1,147	$1,225	$1,441	$1,357	$892

Total assets	24,088	24,987	24,105	21,921	16,144

Long-term debt	3,168	3,201	3,255	4,166	1,577

Total debt	3,966	3,944	4,418	4,743	2,342

Shareholders’ equity	9,138	9,424	8,907	7,355	6,058

Total debt to total capitalization	30%	30%	33%	39%	28%

Net book value per share (1)	$13.62	$15.86	$15.00	$12.52	$10.47

COMMON SHARE INFORMATION (1)

Dividends per share	$0.52	$0.52	$0.44	$0.37	$0.33

Market prices
High	$30.01	$44.46	$43.07	$30.00	$21.33

Low	8.35	26.00	23.84	20.09	17.52

Weighted average shares (in millions)
Basic	595.3	593.1	590.6	583.5	575.4

Diluted	595.3	601.4	599.2	589.9	582.9

Number of shareholders	46,460	47,543	47,810	51,240	52,964

(1)	All share and per share amounts reflect a three-for-one common stock split payable October 2, 2007 to shareholders of record on September 14, 2007.

(2)	In December 2005, the Company acquired York International Corporation, significantly expanding the building efficiency business.

(3)	Segment income is calculated as income from continuing operations before income taxes and minority interests excluding net financing charges, debt conversion costs and restructuring costs.

(4)	Return on average shareholders’ equity (ROE) represents income from continuing operations divided by average equity. Income from continuing operations includes $230 million, $495 million, $197 million and $210 million of restructuring costs in fiscal year 2009, 2008, 2006 and 2005, respectively.

(5)	Working capital is defined as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations.
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
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2009. This discussion should be read in conjunction with Item 8, the consolidated financial statements and notes to the consolidated financial statements.
Executive Overview
In fiscal 2009, the Company recorded net sales of $28.5 billion, a 25% decrease from the prior year. Net loss was $338 million, $1.3 billion less than prior year’s net income of $979 million. The decrease is primarily the result of significantly reduced industry production volumes related to the auto and residential housing markets. Despite the economic environment, the Company continues to introduce new and enhanced technology applications in all businesses and markets served, while at the same time improving the quality of its products.
Building efficiency business net sales and segment income decreased 12% and 59%, respectively, compared to the prior year, primarily due to the broad-based downturn in construction spending, deferrals of routine service work, slow-downs in the growth of emerging markets, declines in residential HVAC demand and the unfavorable impact of foreign currency translation.
The automotive experience business was unfavorably impacted by significantly lower automobile production in North America and Europe and the unfavorable impact of foreign currency translation. Net sales decreased 34% from the prior year and segment income decreased from a profit of $579 million in the prior year to a loss of $541 million in the current year.
Net sales and segment income for the power solutions business decreased by 32% and 25%, respectively, compared to the prior year, primarily due to lower unit prices resulting from decreases in the cost of lead, lower volumes and the unfavorable impact of foreign currency translation.
Compared to September 30, 2008, the Company’s overall debt increased by $22 million. The total debt to capitalization ratio was 30% at September 30, 2009 and 2008.
Outlook
In fiscal 2010, the Company anticipates that net sales will grow to approximately $31 billion, an increase of 9% from 2009 net sales. Earnings are expected to increase to approximately $1.35 - $1.45 per diluted share, higher than 2009. Sales, earnings and margin improvements are expected in all three businesses in 2010. The Company expects higher global automotive production in 2010 than in 2009 and a resumption of higher growth rates in global emerging markets. Building efficiency markets in North America are expected to begin improving in the second half of fiscal 2010, particularly as government stimulus-funded projects are expected to begin to make a meaningful impact on revenues. The Company expects that the weakness in building efficiency markets in North America will be offset by the less economically sensitive institutional markets and several of the emerging markets. In addition, cost structure improvements taken in the last year are expected to provide an increasing benefit to the Company’s profitability.
The Company expects its building efficiency business net sales to be 3% higher in 2010 than in 2009 due to growth in emerging markets and the increasing demand for the Company’s energy efficiency and sustainability (greenhouse gas) solutions. The Company expects a domestic commercial building industry recovery beginning in the second half of 2010 as government stimulus-funded projects are expected to begin to launch. U.S. residential HVAC markets also are forecasted to improve in 2010, after three years of significant declines. The Company is forecasting building efficiency segment margins to increase to 5.6% — 5.8% led by the growth in emerging markets and a turnaround in its residential HVAC business. The Company will continue investing in emerging market growth initiatives and in new technology to enhance the growth and profitability of the energy and service businesses.
The Company expects approximately 13% net sales growth in 2010 from 2009 by its automotive experience business as it benefits from expected production increases in North America and China and a significant number of new seating and interiors program launches in Europe. The Company is forecasting a segment margin of 1.3% — 1.6% in 2010, which is a direct result of the Company’s cost improvement initiatives and the higher expected volume.
The Company expects power solutions net sales to increase 17% (6% excluding the impact of expected higher lead prices), due to volume growth across all regions resulting from expected market share gains and expected higher automobile production levels. The Company is forecasting a segment margin of approximately 11.0% — 11.2%, which reflects manufacturing efficiencies and the benefits of cost improvement initiatives, partially offset by increased levels of investment in the Company’s lithium-ion hybrid vehicle battery business. The Company was awarded a $299 million grant in the fourth quarter of fiscal 2009 by the United States Department of Energy under the American Recovery and Reinvestment Act to build domestic manufacturing capacity for advanced batteries for hybrid and electric vehicles. This award represents approximately half of the Company’s total planned investment in domestic advanced battery manufacturing capacity and infrastructure development.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and minority interests excluding net financing charges, debt conversion costs and restructuring costs.
FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008
Summary

	Year Ended
	September 30,
(in millions)	2009	2008	Change
Net sales	$28,497	$38,062	-25%
Segment income	262	2,077	-87%
•	The $9.6 billion decrease in consolidated net sales was primarily due to lower sales in the automotive experience business ($5.0 billion) as a result of significantly reduced industry production levels by all our major OEM customers primarily in North America and Europe, the unfavorable impact of foreign currency translation ($2.1 billion), lower sales in the power solutions business ($1.6 billion) reflecting the impact of lower lead costs on pricing and lower sales volumes, and lower sales in the building efficiency business ($0.9 billion) as a result of lower sales volumes across all segments.

•	Excluding the unfavorable effects of foreign currency translation, consolidated net sales decreased 20% as compared to the prior year.

•	The $1.8 billion decrease in segment income was primarily due to lower volumes mainly in the automotive experience business as a result of significantly reduced industry production volumes, lead costs not recovered through pricing, first quarter impairment charges recorded on an equity investment ($152 million) in the building efficiency North American unitary products segment and certain fixed asset impairment charges recorded in the automotive experience North America and Europe segments ($77 million and $33 million, respectively), fourth quarter incremental warranty charges recorded in the building efficiency North American unitary products segment ($105 million) and the unfavorable impact of foreign currency translation ($116 million).

•	Excluding the unfavorable effects of foreign currency translation, consolidated segment income decreased 82% as compared to the prior year.
Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2009	2008	Change	2009	2008	Change
North America systems	$2,222	$2,282	-3%	$251	$256	-2%
North America service	2,168	2,409	-10%	204	224	-9%
North America unitary products	684	810	-16%	(324)	2	*
Global workplace solutions	2,832	3,197	-11%	45	59	-24%
Europe	2,140	2,710	-21%	41	114	-64%
Rest of world	2,447	2,713	-10%	180	302	-40%

	$12,493	$14,121	-12%	$397	$957	-59%

*	Measure not meaningful.
Net Sales:
•	The decrease in North America systems was primarily due to lower volumes of control systems and equipment in the construction and replacement market ($53 million) and the unfavorable impact of foreign currency translation ($21 million), partially offset by the impact of prior year acquisitions ($14 million).

•	The decrease in North America service was primarily due to lower truck-based and specialty business ($259 million) and the unfavorable impact of foreign currency translation ($28 million), partially offset by higher volumes in energy solutions ($46 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market, which continues to impact the demand for HVAC equipment in new housing starts ($117 million), and the unfavorable impact of foreign currency translation ($9 million).

•	The decrease in global workplace solutions was primarily due to the unfavorable impact of foreign currency translation ($333 million) and a net decrease in services to existing customers ($137 million), partially offset by new business ($105 million).

•	The decrease in Europe was primarily due to the unfavorable impact of foreign currency translation ($302 million) and lower control systems and specialty product demand across the region ($268 million).

•	The decrease in rest of world was primarily due to lower volumes mainly in Latin America, Asia and the Middle East ($225 million) and the unfavorable impact of foreign currency translation ($41 million).
Segment Income:
•	The decrease in North America systems was primarily due to lower net volumes ($8 million), unfavorable margin rates ($33 million) and the unfavorable impact of foreign currency translation ($3 million), partially offset by lower SG&A expenses ($39 million).

•	The decrease in North America service was primarily due to lower net volumes ($62 million) and the unfavorable impact of foreign currency translation ($3 million), partially offset by lower SG&A expenses ($45 million).

•	The decrease in North America unitary products was primarily due to an equity investment impairment charge ($152 million), incremental warranty charges ($105 million), lower volumes ($18 million), and unfavorable margin rates ($56 million), partially offset by lower SG&A expenses ($5 million). The incremental warranty charges were due to a specific product issue and an adjustment to the pre-existing warranty accruals based on analysis of recent actual return rates.

•	The decrease in global workplace solutions was primarily due to higher bad debt expense associated with a customer bankruptcy ($8 million), the unfavorable impact of foreign currency translation ($7 million) and lower volumes and unfavorable mix in North America ($11 million), partially offset by lower SG&A expenses ($12 million).

•	The decrease in Europe was primarily due to lower volumes ($61 million), the unfavorable impact of foreign currency translation ($16 million) and unfavorable margin rates ($37 million), partially offset by lower SG&A costs ($41 million).

•	The decrease in rest of world was primarily due to lower volumes ($53 million), prior year gains on sales of a business and investments ($8 million) and higher SG&A costs ($67 million), partially offset by the favorable impact of foreign currency translation ($6 million).
Automotive Experience

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2009	2008	Change	2009	2008	Change
North America	$4,631	$6,723	-31%	$(333)	$79	*
Europe	6,287	9,854	-36%	(212)	464	*
Asia	1,098	1,514	-27%	4	36	-89%

	$12,016	$18,091	-34%	$(541)	$579	*

*	Measure not meaningful.
Net Sales:
•	The decrease in North America was primarily due to the significantly reduced industry production volumes by all of the Company’s major OEM customers ($2.5 billion), partially offset by the acquisition of the interior product assets of Plastech Engineered Products, Inc. in July 2008, which had a favorable impact of $299 million in fiscal 2009, and net favorable commercial settlements and pricing ($63 million).

•	The decrease in Europe was primarily due to lower industry production volumes across all customers ($2.5 billion), the unfavorable impact of foreign currency translation ($1.0 billion) and higher prior year commercial recoveries ($89 million).

•	The decrease in Asia was primarily due to lower production volumes mainly in Korea and Japan ($329 million) and the unfavorable impact of foreign currency translation ($87 million).
Segment Income:
•	The decrease in North America was primarily due to lower industry production volumes ($517 million), the unfavorable impact of the acquisition of the interior product assets of Plastech Engineered Products, Inc. ($55 million), an impairment charge on fixed assets in the first quarter ($77 million) and lower equity earnings ($44 million). These factors were partially offset by lower operational and SG&A costs ($154 million) including the benefits of cost reduction initiatives, favorable purchasing and commercial costs ($72 million), and lower engineering expenses ($55 million).

•	The decrease in Europe was primarily due to lower industry production volumes ($497 million), pricing and material costs ($93 million), higher operational costs ($73 million), the unfavorable impact of foreign currency translation ($66 million), an impairment charge on fixed assets in the first quarter ($33 million) and higher net direct material purchasing costs ($31 million). These factors were partially offset by lower engineering expenses ($65 million) and SG&A costs ($52 million).

•	The decrease in Asia is primarily due to lower volumes ($60 million) and the unfavorable impact of foreign currency translation ($10 million), partially offset by higher equity income at our joint ventures mainly in China ($24 million), lower SG&A costs ($10 million) and lower engineering expenses ($4 million).
Power Solutions

	Year Ended
	September 30,
(in millions)	2009	2008	Change
Net sales	$3,988	$5,850	-32%
Segment income	406	541	-25%

•	Net sales decreased primarily due to the impact of lower lead costs on pricing ($1.5 billion), lower sales volumes ($352 million) and the unfavorable impact of foreign currency translation ($260 million), partially offset by improved price/product mix ($215 million).

•	Segment income decreased due to lower volumes ($56 million), the unfavorable impact of foreign currency translation ($17 million), a nonrecurring charge related to the disposal of a manufacturing facility and other assets in Europe ($20 million), other nonrecurring items recorded in the prior year ($11 million), and the negative impact of lead and other commodity costs not fully recovered through pricing ($230 million), which includes a $62 million out of period adjustment as discussed in Note 1, “Summary of Significant Accounting Policies,” to the financial statements. Partially offsetting these factors was improved price/product mix ($192 million) and higher equity income from joint ventures ($7 million).
Restructuring Costs
To better align the Company’s cost structure with global market conditions, the Company committed to a restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge relates to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2009 Plan by the end of 2010. The automotive-related restructuring actions target excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels.
Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience — Europe of approximately $28 million due to favorable severance negotiations and the decision to not close one of the previously planned plants in response to increased customer demand. In response to the depressed automotive industry in Europe, the Company has committed to the closure of one additional plant in Europe since the announcement of its 2009 Plan. The underspend of the initial 2009 Plan reserves will be utilized for this plant consolidation which is expected to occur in late fiscal 2010 and for additional costs to be incurred as part of power solutions and automotive experience — Europe’s original cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.
The 2009 Plan includes workforce reductions of approximately 6,200 employees (2,900 for automotive experience — North America, 1,700 for automotive experience — Europe, 600 for automotive experience — Asia, 200 for building efficiency — North America, 400 for building efficiency - Europe, 100 for building efficiency — rest of world, and 300 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2009, approximately 4,500 of the employees have been separated from the Company pursuant to the 2009 Plan. In addition, the 2009 Plan includes 9 plant closures (3 for automotive experience — North America, 1 for automotive experience — Europe, 3 for automotive experience — Asia, 1 for building efficiency — rest of world, and 1 for power solutions). As of September 30, 2009, 5 of the 9 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.
To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge relates to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2008 Plan in 2010. The automotive-related restructuring is in response to the fundamentals of the European and North American automotive markets. The actions target reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially Europe. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its regional manufacturing capacity.
Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for building efficiency — Europe and automotive experience — Europe of approximately $63 million due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan will be utilized for similar restructuring actions to be performed during fiscal 2010. The underspend incurred by building efficiency — Europe will be utilized for workforce reductions and plant consolidations in building efficiency — Europe. The underspend incurred by automotive experience — Europe will be utilized for one additional plant closure for automotive experience — Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.
The 2008 Plan includes workforce reductions of approximately 10,100 employees (3,700 for automotive experience — North America, 3,800 for automotive experience — Europe, 400 for building efficiency — North America, 1,300 for building efficiency — Europe, 400 for building efficiency - rest of world and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2009, approximately 8,200 of the employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 22 plant closures (9 for automotive experience — North America, 10 for automotive experience — Europe, 1 for building efficiency — North America, and 2 for power solutions). As of September 30, 2009, 13 of the 22 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.
Net Financing Charges

	Year Ended
	September 30,
(in millions)	2009	2008	Change
Net financing charges	$239	$258	-7%
•	Net financing charges decreased primarily due to lower interest rates during fiscal 2009 partially offset by higher debt levels during the current year.
Provision for Income Taxes
The Company’s base effective income tax rate for continuing operations for fiscal years 2009 and 2008 was 22.7% and 21.0%, respectively (prior to certain discrete period items as outlined below).
The Company’s effective tax rate for fiscal 2009 was greater than the base effective tax rate due in part to various items during the year as discussed in detail below.
The Company’s effective tax rate for fiscal 2008 increased over the base effective tax rate due to the fourth quarter restructuring charge, which was recorded using a blended statutory rate of 12.4% resulting in a $43 million discrete period tax adjustment.
Restructuring Charge
In the second quarter of fiscal 2009, the Company recorded a $27 million discrete period tax detriment related to the second quarter 2009 restructuring costs using a blended effective tax rate of 19.2%. Due to the change in the base effective tax rate in fiscal 2009, the discrete period tax adjustment decreased by $19 million for a total tax adjustment of $8 million.
In the fourth quarter of fiscal 2008, the Company recorded a $43 million discrete period tax detriment related to the fourth quarter 2008 restructuring charge using a blended effective tax rate of 12.4%.
Impairment Charges
In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax detriment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%. Due to the change in the base effective tax rate in fiscal 2009, the discrete period tax adjustment decreased by $4 million for a total tax adjustment of $26 million.
Debt Conversion Costs
In the fourth quarter of fiscal 2009, the Company recorded a $15 million discrete period tax benefit related to debt conversion costs using an effective tax rate of 36.5%.

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
In fiscal 2009, the Company recorded an overall increase to its valuation allowances by $245 million. This was comprised of a $252 million increase in income tax expense with the remaining amount impacting the consolidated statement of financial position.
In the first quarter of fiscal 2009, as a result of the rapid deterioration in the economic environment, several jurisdictions incurred unexpected losses that resulted in cumulative losses over the prior three years. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including France, Mexico, Spain and the United Kingdom. Therefore, the Company recorded $300 million of valuation allowances as income tax expense. To the extent the Company improves its underlying operating results in these jurisdictions, these valuation allowances, or a portion thereof, could be reversed in future periods.
In the second quarter of fiscal 2009, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances against income tax expense.
In the third quarter of fiscal 2009, the Company determined that it was more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $10 million of valuation allowances. This is comprised of a $3 million decrease in income tax expense with the remaining amount impacting the consolidated statement of financial position.
Uncertain Tax Positions
The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. In June 2006, the Financial Accounting Standards Board (FASB) issued guidance prescribing a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted this guidance, which is included in ASC 740, “Income Taxes,” as of October 1, 2007. As such, accruals for tax contingencies are provided for in accordance with the requirements of ASC 740.
As a result of certain events in various jurisdictions during the fourth quarter of fiscal year 2009, the Company decreased its total reserve for uncertain tax positions by $32 million. This is comprised of a $55 million decrease to tax expense and a $23 million increase to goodwill.
As a result of various entities exiting business in certain jurisdictions and certain recent events related to prior tax planning initiatives, during the third quarter of fiscal year 2009 the Company reduced the unrecognized tax benefits by $33 million. This is comprised of a $17 million decrease to tax expense and a $16 million decrease to goodwill.
The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2009, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities, may differ materially from the amounts accrued for each year.

Change in Tax Status of Subsidiary
In the fourth quarter of fiscal 2009, the Company recorded $84 million in discrete period tax benefits related to a change in tax status of a U.S. and a U.K. subsidiary. This is comprised of a $59 million tax expense benefit and a $25 million increase to goodwill. In the second quarter of fiscal 2009, the Company recorded a $30 million discrete period tax benefit related to a change in tax status of a French subsidiary.
The change in tax status for these subsidiaries resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of its investments. This election changed the tax status from corporations (i.e. taxable entities) to a branch (i.e., flow through entities similar to a partnership) or partnership for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provision of ASC 740.
Interest Refund Claim
In the second quarter of fiscal 2009, the Company filed a claim for refund with the Internal Revenue Service related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.
Impacts of Tax Legislation and Change in Statutory Tax Rates
In fiscal 2009, the Company obtained High Tech Enterprise status from the Chinese Tax Bureaus for various Chinese subsidiaries. This status allows the entities to benefit from a 15% tax rate.
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
Various other tax legislation was adopted in the twelve months ended September 30, 2009. None of these changes will have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
Minority Interests in Net (Losses) Earnings of Subsidiaries
Minority interests in net (losses) earnings of subsidiaries were ($12 million) in fiscal 2009 compared with $24 million in the prior year primarily due to losses at a power solutions joint venture and certain automotive experience joint ventures in North America because of the decline in the global automotive industry.
Net Income
Net loss for fiscal 2009 was $338 million, $1.3 billion less than prior year’s net income of $979 million, primarily due to lower volumes mainly in the automotive experience business, lead costs not recovered through pricing, first quarter impairment charges recorded on an equity investment in the North American unitary products group in building efficiency and certain fixed assets in the automotive experience North America and Europe segments, a second quarter restructuring charge, fourth quarter debt conversion costs, fourth quarter incremental warranty charges recorded in the building efficiency North American unitary products segment, and the unfavorable impact of foreign currency translation, partially offset by lower SG&A costs, a decrease in the provision for income taxes and lower minority interest earnings. Fiscal 2009 diluted loss per share was $0.57 compared to the prior year’s diluted earnings per share of $1.63.
FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007
Summary

	Year Ended
	September 30,
(in millions)	2008	2007	Change
Net sales	$38,062	$34,624	10%
Segment income	2,077	1,884	10%

•	Net sales increased $3.4 billion, primarily due to higher net sales in the power solutions business ($1.2 billion) related to higher unit prices resulting from significant increases in the cost of lead during the year, higher building efficiency net sales ($0.8 billion) and the favorable impact of foreign currency translation ($1.9 billion), partially offset by lower sales in the automotive experience business ($0.5 billion) reflecting weaker North American and European automotive markets.

•	Excluding the favorable effects of foreign currency translation, consolidated net sales increased 4% as compared to the prior year.

•	Segment income increased $193 million, primarily due to higher volumes and margins in the building efficiency business ($74 million), a favorable product mix in the power solutions segment despite increased lead costs ($12 million) and the favorable impact of foreign currency translation ($132 million), partially offset by the impact of lower North American and European automobile production ($25 million).

•	Excluding the favorable effects of foreign currency translation, consolidated segment income increased 3% as compared to the prior year.
Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2008	2007	Change	2008	2007	Change
North America systems	$2,282	$2,027	13%	$256	$216	19%
North America service	2,409	2,273	6%	224	197	14%
North America unitary products	810	953	-15%	2	65	-97%
Global workplace solutions	3,197	2,677	19%	59	79	-25%
Europe	2,710	2,406	13%	114	77	48%
Rest of world	2,713	2,401	13%	302	216	40%

	$14,121	$12,737	11%	$957	$850	13%

Net Sales:
•	The increase in North America systems was primarily due to higher systems product and equipment commercial volumes in the construction and replacement markets ($231 million), the impact of current year acquisitions ($10 million) and the favorable impact of foreign currency translation ($14 million).

•	The increase in North America service was primarily due to growth in the truck-based and energy performance contracting businesses ($77 million), the impact of current year acquisitions ($42 million) and the favorable impact of foreign currency translation ($17 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market which has and continues to impact the need for HVAC equipment in new construction housing starts.

•	The increase in global workplace solutions primarily reflects a higher volume of global pass-through contracts ($62 million), a net increase in services to existing customers ($283 million), new business ($12 million) and the favorable impact of foreign currency translation ($163 million).

•	The increase in Europe reflects the favorable impact of foreign currency translation ($271 million) and market and penetration growth ($33 million).

•	The increase in rest of world is due to volume increases mainly in Latin America, Asia and the Middle East ($183 million) and the favorable impact of foreign currency translation ($129 million).
Segment Income:
•	The increases in North America systems and North America service were primarily due to higher sales volumes and improving gross margins through pricing and operational efficiencies net of increased commodities costs ($118 million), partially offset by additional SG&A expenses to support business growth initiatives ($45 million) and a nonrecurring contract benefit received in the prior year ($6 million).

•	The decrease in North America unitary products was primarily due to the decline in sales volumes and increased commodities costs partially offset by pricing ($60 million) and purchase accounting adjustments related to a September 2007 equity investment in a joint venture ($3 million).

•	The decrease in global workplace solutions was primarily due to less favorable margins and mix in North American contracts.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation ($16 million) and continuing benefit from prior restructuring plans, branch office redesign and manufacturing footprint changes ($51 million), partially offset by increased SG&A expenses to support business growth and system implementations ($30 million).

•	The increase in rest of world was primarily due to higher sales volumes and margin improvements in Asia, Latin America and the Middle East ($69 million) and the favorable impact of foreign currency translation ($17 million).
Automotive Experience

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2008	2007	Change	2008	2007	Change
North America	$6,723	$7,276	-8%	$79	$72	10%
Europe	9,854	8,878	11%	464	445	4%
Asia	1,514	1,398	8%	36	2	*

	$18,091	$17,552	3%	$579	$519	12%

*	Measure not meaningful.
Net Sales:
•	The decrease in North America was primarily due to volume reductions with Ford Motor Company, General Motors Corporation, Chrysler LLP, Nissan Motor Company and Toyota Motor Corporation. Additionally, a strike at a U.S. supplier to one of our major customers had an unfavorable impact on net sales of $103 million. This was partially offset by the acquisition of the interior product assets of Plastech Engineered Products, Inc., in July 2008, which had a favorable impact of $85 million in fiscal 2008.

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation ($1.1 billion), partially offset by annual pricing adjustments ($113 million).

•	The increase in Asia was primarily due to higher volumes with Nissan Motor Company in Japan and a consolidated joint venture in Korea ($155 million), partially offset by the unfavorable impact of foreign currency translation ($39 million).
Segment Income:
•	The increase in North America was primarily due to favorable gross margins from purchasing savings ($57 million), operational efficiencies ($49 million) and commercial recoveries ($44 million), partially offset by lower production volumes ($98 million), a strike at a U.S. supplier to one of our major customers ($30 million) and the unfavorable impact of the acquisition of the interior product assets of Plastech Engineered Products, Inc., in July 2008 ($15 million).

•	The increase in Europe was primarily due to the favorable impact of foreign currency translation ($85 million) and purchasing savings ($110 million), partially offset by lower platform pricing adjustments and lower economic recoveries of material cost increases ($142 million) and lower sales volumes ($34 million).

•	The increase in Asia was primarily due to higher volumes ($31 million), purchasing savings ($9 million) and higher equity income from joint ventures in China ($14 million), partially offset by higher employee expenses to support market expansion ($20 million).
Power Solutions

	Year Ended
	September 30,
(in millions)	2008	2007	Change
Net sales	$5,850	$4,335	35%
Segment income	541	515	5%

•	Net sales increased primarily due to the impact of higher lead costs on pricing ($863 million), improved price/product mix ($358 million), the favorable impact of foreign currency translation ($262 million) and higher sales volumes ($32 million).

•	Segment income increased due to higher volumes and operational efficiencies ($44 million), higher equity income from joint ventures mainly in Asia ($19 million) and the favorable impact of foreign currency translation ($14 million), partially offset by higher lead costs not recovered through pricing ($51 million).
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
The 2008 Plan included workforce reductions of approximately 9,400 employees (3,700 for automotive experience — North America, 3,400 for automotive experience — Europe, 300 for building efficiency - North America, 900 for building efficiency — Europe, 600 for building efficiency — rest of world, and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2008, approximately 750 of the employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 21 plant closures (9 for automotive experience — North America, 9 for automotive experience — Europe, 1 for building efficiency — North America, and 2 for power solutions). As of September 30, 2008, none of the plants had been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
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
The Company’s effective tax rate for fiscal 2008 increased due to the fourth quarter restructuring charge, which was recorded using a blended statutory rate of 12.4% resulting in a $43 million discrete period tax adjustment.
The Company’s effective tax rate for fiscal 2007 was reduced as a result of the favorable resolution of certain tax audits ($28 million), a change in tax status of an automotive experience subsidiary in the Netherlands ($22 million) and a nonrecurring tax benefit related to the use of a portion of the Company’s capital loss carryforward valuation allowance ($7 million), partially offset by the impact from the reduction in the German federal income tax rate ($20 million).
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
The German Corporate Tax Reform Act was enacted on August 14, 2007, and resulted in a decrease of the combined Corporate Income Tax and Trade Tax rates. The new rates applied to the Company’s German entities effective October 1, 2007. The Company’s tax provision increased $20 million in the fourth quarter of fiscal 2007 as a result of this German tax law change.
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
The change in tax status resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of this investment. This election changed the tax status of the subsidiary from a controlled non-U.S. corporation (i.e., taxable entity) to a branch (i.e., flow through entity similar to a partnership) for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provisions of ASC 740.
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
Net Income
Net income for fiscal 2008 was $979 million, 25% below the prior year’s $1.3 billion, primarily due to a restructuring charge recorded in the fourth quarter ($434 million, net of tax) and lower volumes in automotive experience North America and Europe, partially offset by higher volumes and improved margins in the building efficiency and power solutions businesses. Fiscal 2008 diluted earnings per share from continuing operations were $1.63, a 25% decrease from the prior year’s $2.16.

Excluding the restructuring charge, net income for fiscal 2008 was $1.4 billion, 12% above the prior year’s net income and diluted earnings per share from continuing operations were $2.33, an 8% increase from the prior year.
GOODWILL AND OTHER INVESTMENTS
Goodwill at September 30, 2009 was $6.5 billion, $29 million higher than the prior year. The increase was primarily due to the impact of current year acquisitions, current year finalization of the valuations associated with the 2008 acquisition of Plastech Engineering Products, Inc. and foreign currency translation adjustments, partially offset by certain tax adjustments. The impairment testing performed by the Company at September 30, 2009 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed at that time. (Refer to “Goodwill and Other Intangible Assets” below in the “Critical Accounting Estimates and Policies” section for the Company’s policy on impairment testing.)
Investments in partially-owned affiliates at September 30, 2009 were $718 million, $145 million less than the prior year. The decrease was primarily due to the write down of the equity investment in U.S. Airconditioning Distributors, Inc. (U.S. Air). See Note 17, “Impairment of Long-Lived Assets,” for discussion of the impairment of the U.S. Air investment.
LONG-LIVED ASSETS
The Company reviews the realizability of its deferred tax assets on a quarterly basis. In determining the potential need for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.
The Company has certain subsidiaries, mainly located in Brazil, France, Italy, Mexico, Spain, United Kingdom and the U.S., which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. In accordance with ASC 740, “Income Taxes,” the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.
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
In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 16, “Restructuring Costs,” for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the European automotive experience segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the significant declines in North American and European automotive sales volumes. As a result, the Company reviewed its long-lived assets for impairment and recorded a $110 million impairment charge within cost of sales in the first quarter of fiscal 2009, of which $77 million related to the North America automotive experience segment and $33 million related to the Europe automotive experience segment.
The Company reviews its equity investments for impairment whenever there is a loss in value of an investment which is other than a temporary decline. The Company conducts its equity investment impairment analyses in accordance with ASC 323, “Investments-Equity Method and Joint Ventures.” ASC 323 requires the Company to record an impairment charge for a decrease in value of an investment when the decline in the investment is considered to be other than temporary.
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which has significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for its North America unitary products segment in the first quarter of fiscal 2009.
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2009 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2009.
At March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring the assessment of impairment of goodwill in the automotive experience Europe segment due to the continued decline in the automotive market. As a result, the Company performed impairment testing for goodwill and determined that fair value of the reporting unit exceeded its carrying value and no impairment existed at March 31, 2009.
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring the assessment of impairment of goodwill in the automotive experience North America and Europe segments and the building efficiency unitary products group segment due to the rapid declines in the automotive and construction markets. As a result, the Company performed impairment testing for goodwill and determined that fair values of the reporting units exceed their carrying values and no impairment existed at December 31, 2008. To further support the fair value estimates of the automotive experience North America and building efficiency unitary product group segments, the Company prepared a discounted cash flow analysis that also indicated the fair value exceeded the carrying value for each reporting unit. The assumptions supporting the estimated future cash flows of the reporting units, including profit margins, long-term sales forecasts and growth rates, reflect the Company’s best estimates. The assumptions related to automotive experience sales volumes reflected the expected continued automotive industry decline with a return to fiscal 2008 volume production levels by fiscal 2013. The assumptions related to the construction market sales volumes reflected steady growth beginning in fiscal 2010.
Indefinite lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2009.
The Company concluded there were no other impairments as of September 30, 2009. The Company will continue to monitor developments in the automotive and North American residential heating, ventilating and air conditioning (HVAC) industries as future adverse developments in these industries could lead to additional impairment charges.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital

	September 30,	September 30,
(in millions)	2009	2008	Change
Working capital	$1,147	$1,225	-6%

Accounts receivable	5,528	6,472	-15%
Inventories	1,521	2,099	-28%
Accounts payable	4,434	5,225	-15%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The decrease in working capital at September 30, 2009 as compared to the prior year is primarily due to lower accounts receivable and inventories from lower sales volumes, partially offset by lower accounts payable due to the timing of supplier payments and lower purchasing activity and lower restructuring reserves in the current year.

•	The Company’s days sales in accounts receivable (DSO) at September 30, 2009 were 58, consistent with the prior year. The decrease in accounts receivable compared to September 30, 2008 is due to a decrease in sales in the current year fourth quarter as compared to the same quarter in the prior year. There has been no significant adverse change in the level of overdue receivables or material changes in revenue recognition methods.

•	The Company’s inventory turns during fiscal 2009 were slightly higher than those during fiscal 2008 mainly due to improvements in inventory management.

•	Days payable at September 30, 2009 decreased to 72 days from 73 days in the prior year due to the timing of supplier payments.
Cash Flow

	Year Ended September 30,
(in millions)	2009	2008
Cash provided by operating activities	$917	$1,928
Cash used by investing activities	(828)	(1,270)
Cash provided (used) by financing activities	278	(895)
Capital expenditures	(647)	(807)
•	The decrease in cash provided by operating activities primarily reflects lower net income and unfavorable working capital changes in restructuring reserves, accrued income taxes and accounts payable, partially offset by favorable working capital changes in accounts receivable and inventories.

•	The decrease in cash used in investing activities is primarily due to lower capital expenditures and acquisitions in the current year and the impact of the settlement of cross-currency interest rate swaps in the prior year, partially offset by an increase in recoverable customer engineering expenditures and an increase in long-term investments.

•	The increase in cash provided by financing activities is primarily due to higher debt proceeds and lower debt cash repayments in the current year, partially offset by debt conversion costs.

•	The decrease in capital expenditures in the current year was primarily due to reductions in automotive experience and deferrals of nonessential capital projects.

Capitalization

	September 30,	September 30,
(in millions)	2009	2008	Change
Total debt	$3,966	$3,944	1%
Shareholders’ equity	9,138	9,424	-3%

Total capitalization	$13,104	$13,368	-2%

Total debt as a % of total capitalization	30%	30%

•	In fiscal 2007, the Company entered into a five-year, $2.05 billion revolving credit facility which expires in December 2011. This facility replaced a five-year $1.6 billion revolving credit facility that would have expired in October 2010 and serves as the commercial paper backup facility. There were no draws on the committed credit line as of September 30, 2009.

•	In December 2007, the Company entered into a 25 billion yen, three year, floating rate loan agreement. The Company borrowed the 25 billion yen on January 15, 2008.

•	On January 17, 2008 and February 1, 2008, the Company retired $500 million and $175 million, respectively, in floating rate notes and fixed rate bonds at maturity. The Company used a combination of cash, proceeds from commercial paper issuances and proceeds under the three year, floating rate yen loan to repay the notes and bonds.

•	On June 1, 2008, the Company retired $200 million of York International Corporation fixed rate bonds that matured. The Company used proceeds from commercial paper issuances to repay the bonds.

•	In fiscal 2008, the Company entered into new committed, revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009 the 100 million euro revolving facility expired and the Company entered into a new one year committed, revolving credit facility in the amount of 50 million euro expiring in May 2010. At September 30, 2009, there were no draws on the revolving credit facilities.

•	On January 17, 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured. The Company used proceeds from commercial paper issuances to repay the loan agreement.

•	On February 16, 2009, the Company entered into a $50 million, three year, floating rate bilateral loan agreement. The Company drew the entire amount under the loan agreement during the course of the second quarter of fiscal 2009. Also during the second quarter of fiscal 2009, the Company retired approximately $54 million in principal amount of its $800 million fixed rate bonds that mature in January 2011. The Company used proceeds from the $50 million floating rate loan agreement to retire the bonds. The Company retired the loan during the fourth quarter of fiscal 2009.

•	On March 16, 2009, the Company closed concurrent public offerings. The Company issued $402.5 million aggregate amount of 6.5% senior, unsecured, fixed rate convertible notes that mature September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The Company also issued nine million Equity Units (the “Equity Units”) each of which has a stated amount of $50 in an aggregate principal amount of $450 million. The Equity Units consist of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date of March 31, 2012, subject to early settlement, a certain number of shares of the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.5% subordinated notes due 2042.

•	On September 18, 2009, the Company settled the results of its previously announced offer to exchange (a) any and all of its outstanding 6.5% convertible senior notes due 2012 for the following consideration per $1,000 principal amount of convertible senior notes: (i) 89.3855 shares of the Company’s common stock, (ii) a cash payment of $120 and (iii) accrued and unpaid interest on the convertible senior notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer, approximately $400 million aggregate principal amount of convertible senior notes were exchanged for approximately 36 million shares of common stock and approximately $61 million in cash ($48 million of debt conversion payments and $13 million of accrued interest payments on the convertible senior notes). As a result of the exchange, the Company recognized approximately $57 million of debt conversion costs within its consolidated statement of income which is comprised of $48 million of debt conversion costs on the exchange and a $9 million charge related to the write-off of unamortized debt issuance costs.

•	On September 30, 2009, the Company settled the results of its previously announced offer to exchange up to 8,550,000 of its outstanding nine million Equity Units in the form of Corporate Units (the “Corporate Units”) comprised of a forward purchase contract obligating the holder to purchase from the Company shares of its common stock and a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.50% subordinated notes due 2042, for the following consideration per Corporate Unit: (i) 4.8579 shares of the Company’s common stock, (ii) a cash payment of $6.50 and (iii) a distribution consisting of the pro rata share of accrued and unpaid interest on the subordinated notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer, 8,082,085 Corporate Units (consisting of $404 million aggregate principal amount of outstanding 11.50% subordinated notes due 2042) were exchanged for approximately 39 million shares of common stock and approximately $65 million in cash ($52 million of debt conversion payments and $13 million of accrued interest payments on the subordinated notes). As a result of the exchange, the Company recognized approximately $54 million of debt conversion costs within its consolidated statement of income which is comprised of $53 million of debt conversion costs on the exchange and a $1 million charge related to the write-off of unamortized debt issuance costs.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that as of September 30, 2009 it could borrow at least $2.0 billion at its current debt ratings on committed and uncommitted credit lines.

•	The Company believes its capital resources and liquidity position at September 30, 2009 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2010 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company has experienced uninterrupted access in the U.S. commercial paper market, while the euro market periodically closes for the Company and other U.S. multinationals. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. Further downgrades in the Company’s credit rating could negatively impact its access to the commercial paper market. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•	The Company’s debt financial covenants require a minimum consolidated stockholder’s equity of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated stockholder’s equity for liens and pledges. For purposes of calculating the Company’s covenants, consolidated stockholder’s equity is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans — Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2009, consolidated stockholders’ equity as defined per the Company’s debt financial covenants was $8.5 billion and there were no outstanding amounts for liens and pledges. The Company expects to be in compliance with all covenants and other requirements set forth in its credit agreements and indentures in the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

A summary of the Company’s significant contractual obligations as of September 30, 2009 is as follows (in millions):

					2015
	Total	2010	2011-2012	2013-2014	and Beyond
Contractual Obligations

Long-term debt (including capital lease obligations)*	$3,308	$140	$1,041	$433	$1,694

Interest on long-term debt (including capital lease obligations)*	1,509	167	258	211	873

Operating leases	929	261	363	191	114

Purchase obligations	2,413	1,611	590	119	93

Pension and postretirement contributions	572	59	106	108	299

Total contractual cash obligations	$8,731	$2,238	$2,358	$1,062	$3,073

*	See “Capitalization” for additional information related to the Company’s long-term debt.
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
Revenue Recognition
The Company recognizes revenue from long-term systems installation contracts of the building efficiency business over the contractual period under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded in unbilled accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.
The building efficiency business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.
The Company’s building efficiency business also sells certain HVAC products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASC 605-25, “Multiple-Element Arrangements,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative fair value of all elements or the fair value of undelivered elements.
In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.
Goodwill and Other Intangible Assets
In conformity with U.S. GAAP, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2009 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2009.
Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are also subject to impairment testing on at least an annual basis. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.
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
U.S. GAAP requires that companies recognize in its statement of financial position a liability for defined benefit pension and postretirement plans that are underfunded or unfunded, or an asset for defined benefit pension and postretirement benefit plans that are overfunded. U.S. GAAP also requires that companies measure the benefit obligations and fair value of plan assets that determine a postretirement benefit plan’s funded status as of the date of the employer’s fiscal year-end.
The discount rate used by the Company is based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of the Company’s pension plans’ participants’ demographics and benefit payment terms. The Company’s discount rate on U.S. plans was 6.25% and 7.50% at September 30, 2009 and 2008, respectively. The Company’s weighted average discount rate on non-U.S. plans was 4.75% and 5.50% at September 30, 2009 and 2008, respectively.
In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 55% to 65% of the plans’ assets are invested in equities, with the balance primarily invested in fixed income instruments. At both September 30, 2009 and 2008, the Company’s expected long-term return on U.S. plan assets was 8.50%. At September 30, 2009 and 2008, the Company’s weighted average expected long-term return on non-U.S. plan assets was 6.00% and 6.10%, respectively. Given the recent credit market crisis and losses in equity markets, the actual rate of return was below these rates in fiscal 2009. However, the Company still believes the long-term rate of return will approximate 8.50% and 6.00% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.
For purposes of expense recognition, the Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a three-year period. As of September 30, 2009, the Company had approximately $263 million of unrecognized asset losses associated with its U.S. pension plans, which will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.
In fiscal 2009, total employer and employee contributions to the defined benefit pension plans were $293 million, of which $165 million were voluntary contributions made by the Company. The Company expects to contribute approximately $245 million in cash to its defined benefit pension plans in fiscal year 2010.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Product Warranties
The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. At September 30, 2009, the Company had recorded $344 million of warranty reserves based on an analysis of return rates and other factors. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ significantly from those estimates.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At September 30, 2009, the Company had a valuation allowance of $816 million, of which $538 million relates to net operating loss carryforwards primarily in Brazil, France, Italy, Mexico, Spain and the United Kingdom, for which sustainable taxable income has not been demonstrated; and $278 million for other deferred tax assets. The Company does not provide additional U.S. income taxes on undistributed earnings of consolidated non-U.S. subsidiaries included in shareholders’ equity. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.
NEW ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010) and, when adopted, will change the Company’s accounting treatment for multiple-element revenue arrangements on a prospective basis.
In June 2009, the FASB issued ASU No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles — amendments based on — Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This guidance establishes the Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by the FASB and is effective for the Company in the fourth quarter of fiscal 2009 (September 30, 2009). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations.
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

In May 2009, the FASB issued guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which the Company has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This guidance is included in ASC 855, “Subsequent Events,” and was effective for the Company in the third quarter of fiscal 2009 (June 30, 2009). Refer to Note 21, “Subsequent Events,” for disclosure of the Company’s subsequent events for the current reporting period. The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations.
In April 2009, the FASB issued guidance requiring disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is included in ASC 825, “Financial Instruments,” and was effective for the Company beginning in the third quarter of fiscal 2009 (April 1, 2009) with early adoption permitted. The Company adopted this topic effective January 1, 2009 and determined that the impact of adoption was not material to its consolidated financial condition and results of operation. See Note 11, “Derivative Instruments and Hedging Activities,” and Note 12, “Fair Value Measurements,” for disclosure of the Company’s fair value of financial instruments as of September 30, 2009.
In March 2008, the FASB issued guidance enhancing required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance and cash flows. This guidance is included in ASC 815, “Derivatives and Hedging,” and was effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). See Note 11, “Derivative Instruments and Hedging Activities,” for disclosure of the Company’s derivative instruments and hedging activities at September 30, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations.
In December 2007, the FASB issued guidance changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this guidance changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance is included in ASC 805, “Business Combinations,” and will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). This guidance, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.
In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. This guidance is included in ASC 810, “Consolidation,” and is effective for fiscal years beginning after December 15, 2008. This guidance will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). The Company is assessing the potential impact that the adoption of this guidance will have on its consolidated financial condition and results of operations.
In February 2007, the FASB issued guidance permitting entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This guidance is included in ASC 825, “Financial Instruments.” The Company adopted this guidance effective October 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. The adoption of this topic has had no impact on the Company’s consolidated financial condition and results of operations.
In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this guidance effective October 1, 2008. The adoption of this guidance has had no material impact on the Company’s consolidated financial condition and results of operation. See Note 12, “Fair Value Measurements,” for more information regarding the impact of the Company’s adoption of this guidance. In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of this guidance to its nonfinancial assets and nonfinancial liabilities as of September 30, 2009. The provisions of this guidance for nonfinancial assets and nonfinancial liabilities will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009).

RISK MANAGEMENT
The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, interest rates and stock-based compensation. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used.
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
For interest hedges such as interest rate swaps, the Company elected the long haul method and assesses retrospective and prospective effectiveness and measures ineffectiveness on a quarterly basis.
For equity swaps, these derivative instruments are not designated as hedging instruments under ASC 815 and require no assessment of effectiveness on a quarterly basis.
A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 1, “Summary of Significant Accounting Policies,” in the notes to consolidated financial statements, and further disclosure relating to derivatives and hedging activities is included in Note 11, “Derivative Instruments and Hedging Activities,” and Note 12, “Fair Value Measurements,” to the consolidated financial statements.
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
The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. The Company primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. The Company also selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging.” At September 30, 2009 and 2008, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $51 million and $136 million, respectively.
The Company selectively finances its foreign operations with local, non-U.S. dollar debt. In those instances, the foreign currency denominated debt serves as a natural hedge of the foreign operations’ net asset positions. The Company has also entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income account within shareholders’ equity where they offset gains and losses recorded on the Company’s net investment in Japan.

Interest Rates
The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market rates. The Company will use interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, the existing swaps qualify and are designated as fair value hedges. A 10% increase or decrease in the average cost of the Company’s variable rate debt, including outstanding swaps, would result in a change in pre-tax interest expense of approximately $4 million and $7 million at September 30, 2009 and 2008, respectively.
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
Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2009 related solely to environmental compliance were not material. At September 30, 2009 and 2008, the Company recorded environmental liabilities of $32 million and $44 million, respectively. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At September 30, 2009 and 2008, the Company recorded conditional asset retirement obligations of $85 million and $75 million, respectively.
Additionally, the Company is involved in a number of product liability and various other suits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows (see Note 20, “Commitments and Contingencies,” to the consolidated financial statements). Costs related to such matters were not material to the periods presented.

QUARTERLY FINANCIAL DATA

(in millions, except per share data)	First	Second	Third	Fourth	Full
(unaudited)	Quarter	Quarter	Quarter	Quarter	Year
2009
Net sales	$7,336	$6,315	$6,979	$7,867	$28,497
Gross profit	685	682	1,039	1,143	3,549
Net income (loss) (2)	(608)	(193)	163	300	(338)
Earnings (loss) per share
Basic (1)	(1.02)	(0.33)	0.27	0.50	(0.57)
Diluted (1)	(1.02)	(0.33)	0.26	0.47	(0.57)

2008
Net sales	$9,484	$9,406	$9,865	$9,307	$38,062
Gross profit	1,307	1,310	1,485	1,424	5,526
Net income (3)	235	289	439	16	979
Earnings per share
Basic (1)	0.40	0.49	0.74	0.03	1.65
Diluted (1)	0.39	0.48	0.73	0.03	1.63

(1)	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(2)	The fiscal 2009 first quarter net loss includes $152 million of impairment charges recorded on an equity investment in the building efficiency North American unitary products segment and $110 million of fixed asset impairment charges recorded in the automotive experience North America and Europe segments ($77 million and $33 million, respectively). The fiscal 2009 second quarter net loss includes a $230 million restructuring charge. The fiscal 2009 fourth quarter net income includes $105 million of incremental warranty charges recorded in the building efficiency North American unitary products segment and $111 million of debt conversion costs. The preceding amounts are stated on a pre-tax basis.

(3)	The fiscal 2008 fourth quarter net income includes a $495 million (pre-tax) restructuring charge.
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
Milwaukee WI 53202
Telephone (414) 212 1600
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Johnson Controls, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 18 to the consolidated financial statements, the Company adopted guidance included in Accounting Standards Codification (ASC) 740, “Income Taxes,” prescribing a how a company should recognize, measure, present, and disclose uncertain tax positions effective October 1, 2007.

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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 24, 2009

Johnson Controls, Inc.
Consolidated Statements of Income

	Year ended September 30,
(in millions, except per share data)	2009	2008	2007
Net sales
Products and systems*	$21,837	$30,568	$27,848
Services*	6,660	7,494	6,776

	28,497	38,062	34,624

Cost of sales
Products and systems	19,618	26,492	24,107
Services	5,330	6,044	5,441

	24,948	32,536	29,548

Gross profit	3,549	5,526	5,076
Selling, general and administrative expenses	(3,210)	(3,565)	(3,281)
Restructuring costs	(230)	(495)	—
Debt conversion costs	(111)	—	—
Net financing charges	(239)	(258)	(277)
Equity income (loss)	(77)	116	89

Income (loss) before income taxes and minority interests	(318)	1,324	1,607
Provision for income taxes	32	321	300
Minority interests in net earnings (loss) of subsidiaries	(12)	24	12

Income (loss) from continuing operations	(338)	979	1,295
Loss from discontinued operations, net of income taxes	—	—	(10)
Loss on sale of discontinued operations, net of income taxes	—	—	(33)

Net income (loss)	$(338)	$979	$1,252

Earnings (loss) available for common shareholders	$(338)	$979	$1,252

Earnings (loss) per share from continuing operations
Basic	$(0.57)	$1.65	$2.19
Diluted	$(0.57)	$1.63	$2.16

Earnings (loss) per share
Basic	$(0.57)	$1.65	$2.12
Diluted	$(0.57)	$1.63	$2.09

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2009	2008
Assets

Cash and cash equivalents	$761	$384
Accounts receivable, less allowance for doubtful accounts of $99 and $87, respectively	5,528	6,472
Inventories	1,521	2,099
Other current assets	2,016	1,721

Current assets	9,826	10,676

Property, plant and equipment — net	3,986	4,389
Goodwill	6,542	6,513
Other intangible assets — net	746	769
Investments in partially-owned affiliates	718	863
Other noncurrent assets	2,270	1,777

Total assets	$24,088	$24,987

Liabilities and Shareholders’ Equity

Short-term debt	$658	$456
Current portion of long-term debt	140	287
Accounts payable	4,434	5,225
Accrued compensation and benefits	872	1,024
Other current liabilities	2,612	2,818

Current liabilities	8,716	9,810

Long-term debt	3,168	3,201
Postretirement health and other benefits	255	236
Other noncurrent liabilities	2,610	2,080

Long-term liabilities	6,033	5,517

Commitments and contingencies (Note 20)

Minority interests in equity of subsidiaries	201	236

Common stock, $.01 7/18 par value shares authorized: 1,800,000,000 shares issued: 2009 - 670,832,704; 2008 - 594,169,139	9	8
Capital in excess of par value	2,354	1,547
Retained earnings	6,653	7,300
Treasury stock, at cost (2009 - 2,301,073; 2008 - 3,372,332 shares)	(70)	(102)
Accumulated other comprehensive income	192	671

Shareholders’ equity	9,138	9,424

Total liabilities and shareholders’ equity	$24,088	$24,987

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows

	September 30,
(in millions)	2009	2008	2007
Operating Activities
Net income (loss)	$(338)	$979	$1,252

Adjustments to reconcile net income to cash provided by operating activities
Depreciation	707	745	687
Amortization of intangibles	38	38	45
Equity in earnings of partially-owned affiliates, net of dividends received	237	(15)	(1)
Deferred income taxes	6	(40)	(63)
Minority interests in net earnings (loss) of subsidiaries	(12)	24	12
Impairment charges	156	43	—
Loss on sale of discontinued operations	—	—	33
Debt conversion costs	101	—	—
Equity-based compensation	60	48	48
Other	40	48	25
Changes in working capital, excluding acquisitions and divestitures of businesses
Receivables	796	281	(617)
Inventories	557	(49)	(150)
Other current assets	(413)	88	(262)
Restructuring reserves	(83)	388	(161)
Accounts payable and accrued liabilities	(635)	(694)	1,052
Accrued income taxes	(300)	44	13

Cash provided by operating activities	917	1,928	1,913

Investing Activities
Capital expenditures	(647)	(807)	(828)
Sale of property, plant and equipment	28	52	83
Acquisition of businesses, net of cash acquired	(38)	(277)	(17)
Business divestitures	—	—	89
Recoverable customer engineering expenditures	(92)	(46)	(2)
Settlement of cross-currency interest rate swaps	31	(160)	(145)
Changes in long-term investments	(110)	(32)	(231)

Cash used by investing activities	(828)	(1,270)	(1,051)

Financing Activities
Increase (decrease) in short-term debt — net	213	173	(43)
Increase in long-term debt	883	240	115
Repayment of long-term debt	(391)	(935)	(505)
Payment of cash dividends	(309)	(297)	(195)
Debt conversion costs	(101)	—	—
Proceeds from the exercise of stock options	8	34	104
Purchases of treasury stock	—	(69)	(26)
Other	(25)	(41)	8

Cash provided (used) by financing activities	278	(895)	(542)

Effect of exchange rate changes on cash and cash equivalents	10	(53)	61

Increase (decrease) in cash and cash equivalents	$377	$(290)	$381

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Shareholders’ Equity

						Accumulated
			Capital in		Treasury	Other
		Common	Excess of	Retained	Stock,	Comprehensive
(in millions, except per share data)	Total	Stock	Par Value	Earnings	at Cost	Income (Loss)

At September 30, 2006	7,355	8	1,273	5,715	(7)	366
Comprehensive income:
Net income	1,252	—	—	1,252	—	—
Foreign currency translation adjustments	479	—	—	—	—	479
Realized and unrealized losses on derivatives	(4)	—	—	—	—	(4)
Minimum pension liability adjustment	1	—	—	—	—	1

Other comprehensive income	476

Comprehensive income	1,728
Adjustment to initially adopt SFAS No. 158, net of tax	(60)	—	—	—	—	(60)
Adjustment for the change in measurement date due to the adoption of SFAS No. 158, net of tax	(9)	—	—	(9)	—	—
Cash dividends
Common ($0.44 per share)	(260)	—	—	(260)	—	—
Other, including options exercised	153	—	179	—	(26)	—

At September 30, 2007	8,907	8	1,452	6,698	(33)	782
Comprehensive income:
Net income	979	—	—	979	—	—
Foreign currency translation adjustments	170	—	—	—	—	170
Realized and unrealized losses on derivatives	(93)	—	—	—	—	(93)
Employee retirement plans	(188)	—	—	—	—	(188)

Other comprehensive loss	(111)

Comprehensive income	868
Adjustment to initially adopt FIN 48, net of tax	(68)	—	—	(68)	—	—
Cash dividends
Common ($0.52 per share)	(309)	—	—	(309)	—	—
Other, including options exercised	26	—	95	—	(69)	—

At September 30, 2008	$9,424	$8	$1,547	$7,300	$(102)	$671
Comprehensive loss:
Net loss	(338)	—	—	(338)	—	—
Foreign currency translation adjustments	(194)	—	—	—	—	(194)
Realized and unrealized gains on derivatives	41	—	—	—	—	41
Employee retirement plans	(326)	—	—	—	—	(326)

Other comprehensive loss	(479)

Comprehensive loss	(817)
Cash dividends
Common ($0.52 per share)	(309)	—	—	(309)	—	—
Debt conversion (Note 10)	804	1	803	—	—	—
Other, including options exercised	36	—	4	—	32	—

At September 30, 2009	$9,138	$9	$2,354	$6,653	$(70)	$192

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Johnson Controls, Inc. and its domestic and non-U.S subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany transactions have been eliminated. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20% and the Company does not have a controlling interest. The financial results for the year ended September 30, 2009 include an out of period adjustment of $62 million made in the first and second quarters of fiscal 2009 to correct an error related to the power solutions segment. The error, which reduces segment income, primarily originated in 2007 and 2008 and resulted in the overstatement of inventory and understatement of cost of sales in those prior periods.
Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation,” the Company may consolidate a partially-owned affiliate when it has less than a 50% ownership. In order to determine whether to consolidate a partially-owned affiliate when the Company has less than a 50% ownership, we first determine if the entity is a variable interest entity (VIE). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, we then determine if the Company is the primary beneficiary of the VIE. The party exposed to the majority of the risks and rewards associated with the VIE is the VIE’s primary beneficiary and must consolidate the entity.
The Company has determined that at September 30, 2009 it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company funds the entities’ short-term liquidity needs. Both entities are consolidated within the automotive experience North America segment. The Company did not have a significant variable interest in any unconsolidated VIE’s as of September 30, 2009 and 2008. The carrying amounts and classification of assets and liabilities included in our consolidated statements of financial position for consolidated VIE’s are as follows (in millions):

	September 30,
	2009	2008
Current assets	$146	$182
Noncurrent assets	101	121

Total assets	$247	$303

Current liabilities	$103	$107
Noncurrent liabilities	—	—

Total liabilities	$103	$107

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
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.4 billion and $3.3 billion at September 30, 2009 and 2008, respectively, was determined using market quotes. See Note 11, “Derivative Instruments and Hedging Activities,” and Note 12, “Fair Value Measurements,” for fair value of financial instruments, including derivative instruments and hedging activities.

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
Pre-Production Costs Related to Long-Term Supply Arrangements
The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is assured. Customer reimbursements are recorded as an increase in cash and a reduction of selling, general and administrative expense when reimbursement from the customer is received if reimbursement from the customer is not assured. At September 30, 2009 and 2008 the Company recorded within the consolidated statements of financial position approximately $282 million and $181 million, respectively, of engineering and research and development costs for which customer reimbursement is assured.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2009 and 2008, approximately $87 million and $158 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2009 and 2008, the Company recorded within the consolidated statements of financial position approximately $276 million and $192 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is assured.
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
Goodwill and Other Indefinite Lived Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2009 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2009.
At March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring the assessment of impairment of goodwill in the automotive experience Europe segment due to the continued decline in the automotive market. As a result, the Company performed impairment testing for goodwill and determined that fair value of the reporting unit exceeded its carrying value and no impairment existed at March 31, 2009.
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring the assessment of impairment of goodwill in the automotive experience North America and Europe segments and the building efficiency unitary products group segment due to the rapid declines in the automotive and construction markets. As a result, the Company performed impairment testing for goodwill and determined that fair values of the reporting units exceed their carrying values and no impairment existed at December 31, 2008. To further support the fair value estimates of the automotive experience North America and building efficiency unitary product group segments, the Company prepared a discounted cash flow analysis that also indicated the fair value exceeded the carrying value for each reporting unit. The assumptions supporting the estimated future cash flows of the reporting units, including profit margins, long-term sales forecasts and growth rates, reflect the Company’s best estimates. The assumptions related to automotive experience sales volumes reflected the expected continued automotive industry decline with a return to fiscal 2008 volume production levels by fiscal 2013. The assumptions related to the construction market sales volumes reflected steady growth beginning in fiscal 2010.
Indefinite lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2009.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that carrying amount may not be recoverable. See Note 17, “Impairment of Long-Lived Assets,” for disclosure of the impairment analyses performed by the Company during fiscal 2009.
Percentage-of-Completion Contracts
The building efficiency business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the consolidated statements of financial position. Amounts included within accounts receivable — net related to these contracts were $579 million and $670 million at September 30, 2009 and 2008, respectively. Amounts included within other current liabilities were $601 million and $654 million at September 30, 2009 and 2008, respectively.
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
The Company’s building efficiency business also sells certain heating, ventilating and air conditioning (HVAC) products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASC 605-25, “Multiple — Element Arrangements,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative fair value of all elements or the fair value of undelivered elements.
In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.
Research and Development Costs
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. Such expenditures for the years ended September 30, 2009, 2008 and 2007 were $767 million, $829 million and $767 million, respectively.
A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2009, 2008 and 2007 were $431 million, $405 million and $276 million, respectively.
Earnings Per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares include the dilutive effect of common stock equivalents which would arise from the exercise of stock options, for the years ended September 30, 2008 and 2007. However, dilutive shares due to stock options, Equity Units and convertible senior notes were not included in the computation of diluted net loss per common share for the year ended September 30, 2009, since to do so would decrease the loss per share. See Note 14, “Earnings per Share,” for the calculation of earnings per share.
Foreign Currency Translation
Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction gains included in net income for the years ended September 30, 2009, 2008 and 2007 were $21 million, $3 million and $5 million, respectively.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income were as follows (in millions, net of tax):

	September 30,
	2009	2008
Foreign currency translation adjustments	$858	$1,052
Realized and unrealized gains (losses) on derivatives	7	(34)
Employee retirement plans	(673)	(347)

Accumulated other comprehensive income (loss)	$192	$671

Derivative Financial Instruments
The Company has written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for speculative purposes is strictly prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates, commodity prices, stock-based compensation liabilities and interest rates.
The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 11, “Derivative Instruments and Hedging Activities,” and Note 12, “Fair Value Measurements,” for disclosure of the Company’s derivative instruments and hedging activities.
Reclassification
Certain prior year amounts have been revised to conform to the current year’s presentation. Recoverable customer engineering expenditures are broken out separately in investing activities in the consolidated statements of cash flows. In prior years these cash flows were included in changes in long-term investments.
New Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010) and, when adopted, will change the Company’s accounting treatment for multiple-element revenue arrangements on a prospective basis.
In June 2009, the FASB issued ASU No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles — amendments based on — Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This guidance establishes the Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by the FASB and is effective for the Company in the fourth quarter of fiscal 2009 (September 30, 2009). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations.
In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The Company is assessing the potential impact that the adoption of SFAS No. 167 will have on its consolidated financial condition and results of operations.
In May 2009, the FASB issued guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which the company has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This guidance is included in ASC 855, “Subsequent Events,” and was effective for the Company in the third quarter of fiscal 2009 (June 30, 2009). Refer to Note 21, “Subsequent Events,” for disclosure of the Company’s subsequent events for the current reporting period. The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations.
In April 2009, the FASB issued guidance requiring disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is included in ASC 825, “Financial Instruments,” and was effective for the Company beginning in the third quarter of fiscal 2009 (April 1, 2009) with early adoption permitted. The Company adopted this topic effective January 1, 2009 and determined that the impact of adoption was not material to its consolidated financial condition and results of operation. See Note 11, “Derivative

Instruments and Hedging Activities,” and Note 12, “Fair Value Measurements,” for disclosure of the Company’s fair value of financial instruments as of September 30, 2009.
In March 2008, the FASB issued guidance enhancing required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance and cash flows. This guidance is included in ASC 815, “Derivatives and Hedging,” and was effective for the Company beginning in the second quarter of fiscal 2009 (January 1, 2009). See Note 11, “Derivative Instruments and Hedging Activities,” for disclosure of the Company’s derivative instruments and hedging activities at September 30, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations.
In December 2007, the FASB issued guidance changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this guidance changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance is included in ASC 805, “Business Combinations,” and will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). This guidance, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.
In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. This guidance is included in ASC 810, “Consolidation,” and is effective for fiscal years beginning after December 15, 2008. This guidance will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009). The Company is assessing the potential impact that the adoption of this guidance will have on its consolidated financial condition and results of operations.
In February 2007, the FASB issued guidance permitting entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This guidance is included in ASC 825, “Financial Instruments.” The Company adopted this guidance effective October 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. The adoption of this topic has had no impact on the Company’s consolidated financial condition and results of operations.
In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this guidance effective October 1, 2008. The adoption of this guidance has had no material impact on the Company’s consolidated financial condition and results of operation. See Note 12, “Fair Value Measurements,” for more information regarding the impact of the Company’s adoption of this guidance. In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has not applied the provisions of this guidance to its nonfinancial assets and nonfinancial liabilities as of September 30, 2009. The provisions of this guidance for nonfinancial assets and nonfinancial liabilities will be effective for the Company beginning in the first quarter of fiscal 2010 (October 1, 2009).
2.	ACQUISITIONS
During fiscal 2009, the Company completed four acquisitions for a combined purchase price of $43 million, of which $38 million was paid in the twelve months ended September 30, 2009. None of the acquisitions were material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $26 million. The purchase price allocation for each acquisition may be subsequently adjusted to reflect final valuation studies.
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
In September 2007, the Company recorded a $200 million equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air), a California based, privately-owned HVAC distributor serving five western U.S. states, in order to enhance the distribution of residential and light-commercial products in that geography. This investment is accounted for under the equity method as the Company does not have a controlling interest, but does have significant influence. See Note 17, “Impairment of Long-Lived Assets,” for discussion of the impairment of the U.S. Air investment.
3.	DISCONTINUED OPERATIONS
In March 2007, the Company completed the sale of the Bristol Compressor business, which was acquired in December 2005 as part of the York International Corporation acquisition for approximately $40 million, of which $35 million was received in cash in the three months ended March 31, 2007 and $5 million was received in cash in the three months ended September 30, 2007 after final purchase price adjustments. The sale of the Bristol Compressor business resulted in a loss of approximately $49 million ($30 million after-tax), including related costs.
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
The following table summarizes the net sales, income (loss) before income taxes and minority interests, and loss per share from discontinued operations amounts for the fiscal year ended September 30, 2007 (in millions, except per share amounts):

Year Ended
September 30,
2007
Net sales	$54
Income (loss) before income taxes and minority interests	(16)
Loss per share from discontinued operations
Basic	$(0.02)

Diluted	$(0.02)

Loss per share on sale of discontinued operations
Basic	$(0.06)

Diluted	$(0.06)

4.	INVENTORIES
Inventories consisted of the following (in millions):

	September 30,
	2009	2008
Raw materials and supplies	$712	$893
Work-in-process	225	311
Finished goods	674	979

FIFO inventories	1,611	2,183
LIFO reserve	(90)	(84)

Inventories	$1,521	$2,099

Inventories valued by the LIFO method of accounting were approximately 22% and 19% of total inventories at September 30, 2009 and 2008, respectively.
5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in millions):

	September 30,
	2009	2008
Buildings and improvements	$2,231	$2,243
Machinery and equipment	6,411	6,555
Construction in progress	423	595
Land	374	340

Total property, plant and equipment	9,439	9,733
Less accumulated depreciation	(5,453)	(5,344)

Property, plant and equipment — net	$3,986	$4,389

Interest costs capitalized during the fiscal years ended September 30, 2009, 2008, and 2007 were $16 million, $12 million and $13 million, respectively. Accumulated depreciation related to capital leases at September 30, 2009 and 2008 was $107 million and $96 million, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the fiscal years ended September 30, 2009 and 2008 were as follows (in millions):

			Currency
	September	Business	Translation	September
	30, 2007	Acquisitions	and Other	30, 2008
Building efficiency
North America systems	$497	$18	$—	$515
North America service	622	35	—	657
North America unitary products	481	—	—	481
Global workplace solutions	181	6	(9)	178
Europe	392	—	36	428
Rest of world	528	—	46	574
Automotive experience
North America	1,177	178	1	1,356
Europe	1,167	7	45	1,219
Asia	205	—	(5)	200
Power solutions	881	—	24	905

Total	$6,131	$244	$138	$6,513

			Currency
	September	Business	Translation	September
	30, 2008	Acquisitions	and Other	30, 2009
Building efficiency
North America systems	$515	$—	$10	$525
North America service	657	—	11	668
North America unitary products	481	—	9	490
Global workplace solutions	178	—	(4)	174
Europe	428	—	(20)	408
Rest of world	574	24	(11)	587
Automotive experience
North America	1,356	21	(1)	1,376
Europe	1,219	2	(10)	1,211
Asia	200	—	23	223
Power solutions	905	—	(25)	880

Total	$6,513	$47	$(18)	$6,542

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	September 30, 2009			September 30, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$308	$(190)	$118	$302	$(168)	$134
Unpatented technology	24	(12)	12	25	(11)	14
Customer relationships	345	(56)	289	344	(42)	302
Miscellaneous	43	(13)	30	35	(13)	22

Total amortized intangible assets	720	(271)	449	706	(234)	472
Unamortized intangible assets
Trademarks	297	—	297	297	—	297

Total intangible assets	$1,017	$(271)	$746	$1,003	$(234)	$769

Amortization of other intangible assets was $38 million for each of the fiscal years ended September 30, 2009 and 2008 and $45 million for the fiscal year ended September 30, 2007. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $38 million per year over the next five years.
7.	PRODUCT WARRANTIES
The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates. Accruals related to pre-existing warranties includes incremental warranty charges of $105 million recorded in the fourth quarter of fiscal 2009 by the building efficiency North America unitary products segment. The incremental charges were due to a specific product issue and an adjustment to the Company’s pre-existing warranty accruals based on analysis of recent actual return rates.
The Company’s product warranty liability is recorded in the consolidated statement of financial position in other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.
The changes in the carrying amount of the Company’s total product warranty liability for the fiscal years ended September 30, 2009 and 2008 were as follows (in millions):

	2009	2008
Beginning balance	$204	$186
Accruals for warranties issued during the period	238	183
Accruals from acquisitions	—	—
Accruals related to pre-existing warranties (including changes in estimates)	115	(1)
Settlements made (in cash or in kind) during the period	(214)	(167)
Currency translation	1	3

Ending balance	$344	$204

8.	LEASES
Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $33 million and $40 million at September 30, 2009 and 2008, respectively.
Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2009, 2008 and 2007 was $403 million, $399 million and $336 million, respectively.
Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2009 were as follows (in millions):

	Capital	Operating
	Leases	Leases
2010	$9	$261
2011	5	210
2012	5	153
2013	5	108
2014	5	83
After 2014	7	114

Total minimum lease payments	36	$929

Interest	(7)

Present value of net minimum lease payments	$29

9.	SHORT-TERM DEBT AND CREDIT AGREEMENTS
Short-term debt consisted of the following (in millions):

	September 30,
	2009	2008
Bank borrowings and commercial paper	$658	$456

Weighted average interest rate on short-term debt outstanding	1.8%	6.6%
The Company has a $2.05 billion committed five-year credit facility to support its outstanding commercial paper. The facility expires in December 2011. There were no draws against the committed credit facility during the year ended September 30, 2009. Average outstanding commercial paper for the fiscal year ended September 30, 2009 was $804 million, and $583 million was outstanding at September 30, 2009.
The Company has three euro-denominated revolving credit facilities totaling 300 million euro with 50 million euro expiring in May 2010, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. At September 30, 2009, there were no draws on the revolving credit facilities.

10.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2009		2008
Unsecured notes
5.25% due in 2011 ($800 million original par value)	$750	*	$800
6.50% due in 2012 (Convertible senior notes)	2		—
5.8% due in 2013 ($100 million par value)	100		100
4.875% due in 2013 ($300 million par value)	325		299
7.7% due in 2015 ($125 million par value)	125		125
5.5% due in 2016 ($800 million par value)	799		799
7.125% due in 2017 ($150 million par value)	169		150
6.0% due in 2036 ($400 million par value)	395		395
11.50% due in 2042 (917,915 equity units)	46		—
6.95% due in 2046 ($125 million par value)	125		125
Capital lease obligations	29		71
Foreign-denominated debt
Euro	31		42
Japanese yen	412		576
Other	—		6

Gross long-term debt	3,308		3,488
Less: current portion	140		287

Net long-term debt	$3,168		$3,201

*	At September 30, 2009, the amount recorded for the 5.25% note due in 2011 includes $746 million (par value) for the outstanding bond and $4 million for the fair value related to the portion of the bond which has swapped its coupon rate from fixed to floating. In the fourth quarter of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of this bond. See Note 11, “Derivative Instruments and Hedging Activities,” and Note 12, “Fair Value Measurements,” for further discussion.
At September 30, 2009, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 5.3% and the Company’s yen-denominated debt was at floating rates with a weighted average interest rate of 1.1%.
The installments of long-term debt maturing in subsequent fiscal years are: 2010 — $140 million; 2011 — $1,035 million; 2012 — $6 million; 2013 — $429 million; 2014 — $4 million; 2015 and thereafter — $1,694 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.
Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2009, 2008 and 2007 was $358 million, $288 million and $273 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 11, “Derivative Instruments and Hedging Activities,” and Note 12, “Fair Value Measurements”). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.
Financing Arrangements
On January 17, 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured. The Company used proceeds from commercial paper issuances to repay amounts due under the loan agreement.
In February 2009, the Company entered into a $50 million, three year, floating rate bilateral loan agreement. The Company drew the entire amount under the loan agreement during the course of the second quarter of fiscal 2009. Also during the second quarter of fiscal 2009, the Company retired approximately $54 million in principal amount of its $800 million fixed rate bonds that mature in January 2011. The Company used proceeds from the $50 million floating rate loan agreement to retire the bonds. The Company retired the loan during the fourth quarter of fiscal 2009.

On March 16, 2009, the Company issued nine million Equity Units (“Units”) with an aggregate principal amount of $450 million in a public offering. The Company received approximately $436 million in net proceeds from the sale of the Units after underwriting discounts and other expenses. The proceeds were used to repay short-term indebtedness incurred within the second quarter to fund working capital requirements. Each Unit has a stated amount of $50 and consists of (a) a purchase contract which obligates the holder to purchase, and obligates the Company to sell, no later than March 31, 2012, a variable number of shares of the Company’s common stock for $50 and (b) a one-twentieth, or 5%, undivided beneficial ownership interest in a subordinated note issued by the Company due March 31, 2042 with a principal amount of $1,000. The subordinated notes are pledged by the holders to secure their obligations under the purchase contract, and at the time of the offering, the estimated fair value of the purchase contract was zero. Interest is due quarterly at the annual rate of 11.5% on the subordinated notes, and the first interest payment was made on June 30, 2009. Prior to March 31, 2012, the Company may defer payment of interest on the subordinated notes for one or more consecutive interest periods provided that each deferred interest payment may only be deferred until the earlier of (a) the third anniversary of the interest payment date on which the interest payment was originally scheduled to be paid or (b) March 31, 2014. The subordinated notes will be remarketed between January 1, 2012 and March 31, 2012 whereby the interest rate on the notes will be reset and certain other terms of the notes may be modified in order to generate sufficient remarketing proceeds to satisfy the Unit holders’ obligations under the purchase contract. If the subordinated notes are not successfully remarketed, then a put right of holders of the notes will be automatically exercised unless such holders (a) notify the Company of their intent to settle their obligations under the purchase contracts in cash, and (b) deliver $50 in cash per purchase contract, by the applicable dates specified by the purchase contracts. Following such exercise and settlement, the Unit holders’ obligations to purchase shares of common stock under the purchase contracts will be satisfied in full, and the Company will deliver the shares of common stock to such holders.
In connection with this transaction, approximately $14 million of issuance costs were incurred. Of the total issuance costs, approximately $12 million was charged to “Capital in excess of par value” with the remainder deferred and amortized over three years.
The number of shares issued under the purchase contract is contingent based on, among other things, the share price of the Company’s common stock on the stock purchase date and anti-dilution adjustments. Before the issuance of common stock upon settlement of the purchase contracts, the purchase contracts will be reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued and included in calculating diluted earnings per share. The number of shares of common stock used in calculating diluted earnings per share is based on the nine million units issued at $50 per unit divided by the beginning stock price for the period. In addition, if dilutive, interest expense, net of tax, related to the subordinated notes will be added back to the numerator in calculating diluted earnings per share. Refer to Note 14, “Earnings Per Share,” for the calculation of diluted earnings per share.
On March 16, 2009, the Company closed an offering of $402.5 million aggregate principal amount of 6.5% convertible senior notes due September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The Company received net proceeds from the sale of the convertible notes of approximately $392 million after underwriting discounts and other expenses. The proceeds were used to repay short-term indebtedness incurred within the second quarter to fund working capital requirements.
In May 2009, the Company entered into a new one year revolving credit facility in the amount of 50 million euro expiring in May 2010 which replaced a 100 million euro revolving facility expiring that month. At September 30, 2009, the facility was undrawn.
On September 18, 2009, the Company settled the results of its previously announced offer to exchange (a) any and all of its outstanding 6.5% convertible senior notes due 2012 for the following consideration per $1,000 principal amount of convertible senior notes: (i) 89.3855 shares of the Company’s common stock, (ii) a cash payment of $120 and (iii) accrued and unpaid interest on the convertible senior notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer, approximately $400 million aggregate principal amount of convertible senior notes were exchanged for approximately 36 million shares of common stock and approximately $61 million in cash ($48 million of debt conversion payments and $13 million of accrued interest payments on the convertible senior notes). As a result of the exchange, the Company recognized approximately $57 million of debt conversion costs within its consolidated statement of income which is comprised of $48 million of debt conversion costs on the exchange and a $9 million charge related to the write-off of unamortized debt issuance costs.

On September 30, 2009, the Company settled the results of its previously announced offer to exchange up to 8,550,000 of its outstanding nine million Equity Units in the form of Corporate Units (the “Corporate Units”) comprised of a forward purchase contract obligating the holder to purchase from the Company shares of its common stock and a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.50% subordinated notes due 2042, for the following consideration per Corporate Unit: (i) 4.8579 shares of the Company’s common stock, (ii) a cash payment of $6.50 and (iii) a distribution consisting of the pro rata share of accrued and unpaid interest on the subordinated notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer 8,082,085 Corporate Units (consisting of $404 million aggregate principal amount of outstanding 11.50% subordinated notes due 2042) were exchanged for approximately 39 million shares of common stock and approximately $65 million in cash ($52 million of debt conversion payments and $13 million of accrued interest payments on the subordinated notes). As a result of the exchange, the Company recognized approximately $54 million of debt conversion costs within its consolidated statement of income which is comprised of $53 million of debt conversion costs on the exchange and a $1 million charge related to the write-off of unamortized debt issuance costs.
11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In March 2008, the FASB issued guidance enhancing required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance and cash flows. This guidance is included in ASC 815, “Derivatives and Hedging,” and was effective for the Company beginning in the second quarter of fiscal 2009 and is applied prospectively.
The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 12, “Fair Value Measurements,” for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.
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
The Company has entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity where they offset gains and losses recorded on the Company’s net investment in Japan. As of September 30, 2009, the Company had 37 billion yen of foreign denominated debt outstanding designated as net investment hedges in the Company’s net investment in Japan.
The Company uses commodity contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. The maturities of the commodity contracts coincide with the expected purchase of the commodities. As of September 30, 2009, the Company had the following outstanding commodity hedge contracts that hedge forecasted purchases:

		Volume Outstanding
Commodity	Units	As of September 30, 2009
Copper	Pounds	12,180,000
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the

Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2009, the Company had hedged approximately 2.8 million shares of its common stock.
The Company selectively used interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. The Company settled interest rate swaps hedging $450 million of debt in the second quarter of fiscal 2009. In the fourth quarter of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bond maturing on January 15, 2011 ($746 million).
The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statement of financial position at September 30, 2009 (in millions):

	September 30, 2009
	Derivatives and Hedging	Derivatives and Hedging
	Activities Designated as	Activities Not Designated as
	Hedging Instruments under	Hedging Instruments under
	ASC 815	ASC 815

Other current assets
Foreign currency exchange derivatives	$40	$36
Commodity derivatives	7	—

Other noncurrent assets
Interest rate swaps	5	—
Equity swap	—	70
Foreign currency exchange derivatives	1	1

Total assets	$53	$107

Current portion of long-term debt
Net investment hedge	$134	$—

Other current liabilities
Foreign currency exchange derivatives	44	27
Commodity derivatives	1	—

Long-term debt
Fixed rate debt swapped to floating	704	—
Net investment hedges	278	—

Other noncurrent liabilities
Foreign currency exchange derivatives	1	1

Total liabilities	$1,162	$28

The following table presents the location and amount of gains and losses on derivative instruments and related hedge items included in the Company’s consolidated statement of income for the nine months ended September 30, 2009 and gains and losses initially recognized in other comprehensive income (OCI) net of tax or cumulative translation adjustment (CTA) net of tax in the consolidated statement of financial position at September 30, 2009 (in millions):

	As of September 30, 2009	For the nine months ended September 30, 2009		For the nine months ended September 30, 2009
		Location of Gain (Loss)		Location of Gain (Loss)
	Amount of Gain (Loss)	Reclassified from AOCI	Amount of Gain (Loss)	Recognized in Income on	Amount of Gain (Loss) Recognized in
Derivatives in ASC 815 Cash Flow	Recognized in OCI on	into Income (Effective	Reclassified from AOCI into	Derivative (Ineffective	Income on Derivative (Ineffective
Hedging Relationships	Derivative (Effective Portion)	Portion)	Income (Effective Portion)	Portion)	Portion)
Foreign currency exchange derivatives	$(3)	Sales	$(16)	Sales	$—
Commodity derivatives	3	Cost of sales	(80)	Cost of sales	(5)

Total	$—		$(96)		$(5)

As of September 30, 2009
Amount of Gain (Loss)
Hedging Activities in ASC 815 Net	Recognized in CTA on
Investment Hedging Relationships	Derivative (Effective Portion)
Net investment hedges	$(28)

Total	$(28)

For the nine months ended September 30, 2009, no gains or losses were reclassified from AOCI into income for the Company’s net investment hedges.

	For the nine months ended September 30, 2009
		Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income	Recognized in Income on
Instruments under ASC 815	on Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$(81)
Foreign currency exchange derivatives	Net financing charges	123
Equity swap	Selling, general and administrative expenses	28
Commodity derivatives	Cost of sales	(4)

Total		$66

12.	FAIR VALUE MEASUREMENTS
Effective for the Company October 1, 2008, ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:
Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.
ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
Recurring Fair Value Measurements
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a quarterly basis (in millions):

	Fair Value Measurements Using:
					Fair Value
		Quoted Prices in Active	Significant Other	Significant Unobservable	Asset / Liability as
	Total as of	Markets	Observable Inputs	Inputs	of
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	September 30, 2008
Assets
Foreign currency exchange derivatives	$78	$78	$—	$—	$—
Commodity derivatives	7	—	7	—	—
Interest rate swaps	5	—	5	—	2
Cross-currency interest rate swap	—	—	—	—	3
Equity swap	70	70	—	—	6

Total	$160	$148	$12	$—	$11

Liabilities
Foreign currency exchange derivatives	$73	$73	$—	$—	$17
Commodity derivatives	1	—	1	—	42
Fixed rate debt swapped to floating	704	—	704	—	487
Foreign currency denominated debt	412	412	—	—	576

Total	$1,190	$485	$705	$—	$1,122

Valuation Methods
Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2009.
Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper and polypropylene. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at September 30, 2009.
Interest rate swaps and fixed rate debt swapped to floating — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. The Company settled interest rate swaps hedging $450 million of debt in the second quarter of fiscal 2009. In the fourth quarter of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bond maturing on January 15, 2011 ($746 million).
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
Equity swap — The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statement of income within compensation expense. The Company settled the equity swap at the beginning of the second quarter of fiscal 2009. The Company reinstituted the equity swap at the end of the second quarter with a reduced number of shares and additional shares were purchased in the third and fourth quarters of fiscal 2009.

Foreign currency denominated debt — The Company has entered into certain foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. As net investment hedges, the currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices. On January 15, 2008, the Company had entered into an 18 billion yen, three year, floating rate loan agreement. The Company did not elect to designate the debt as part of the hedge of the net investment in Japan and hedged the exposure of the change in value of the yen with an 18 billion yen cross-currency swap. The currency effect of the 18 billion yen loan was reflected in the consolidated statement of income. On January 17, 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured, leaving a significant portion of the net investment in Japan un-hedged. On that date, the Company unwound the cross-currency swap that hedged the 18 billion yen loan and elected to designate the latter as part of its net investment hedge in Japan.
13.	STOCK-BASED COMPENSATION
Effective October 1, 2005, the Company adopted ASC 718, “Stock Compensation,” using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of ASC 718 that remain unvested on the effective date. The cumulative impact of adopting ASC 718 was not significant to the Company’s operating results since the Company had previously adopted this guidance.

The Company has three share-based compensation plans, which are described below. The compensation cost charged against income for those plans was approximately $27 million, $29 million and $82 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $11 million, $11 million and $32 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Prior to the adoption of ASC 718, the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of ASC 718, the Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of ASC 718, an approximate $2 million and $8 million reduction of pre-tax compensation cost would have been recognized for the years ended September 30, 2008 and 2007, respectively. There would have been no impact for the year ended September 30, 2009.

Stock Option Plan

Stock Options

The Company’s 2007 Stock Option Plan, as amended (the Plan), which is shareholder-approved, permits the grant of stock options to its employees for up to approximately 40 million shares of new common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest between two and three years after the grant date and expire ten years from the grant date (approximately 31 million shares of common stock remained available to be granted at September 30, 2009).

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

	Year Ended September 30,
	2009*	2008*	2007
Expected life of option (years)	4.2 - 4.5	4.5 - 5.25	4.75
Risk-free interest rate	2.57% - 2.68%	4.06% - 4.23%	4.56%
Expected volatility of the Company’s stock	28.00%	22.00%	22.00%
Expected dividend yield on the Company’s stock	1.52%	1.55%	1.60%

*	In 2009 and 2008, the assumptions used varied based on groupings of optionees.
A summary of stock option activity at September 30, 2009, and changes for the year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	Option Price	Option	Life (years)	(in millions)
Outstanding, September 30, 2008	$22.74	30,593,751
Granted	28.79	4,696,713
Exercised	15.67	(567,782)
Forfeited or expired	24.94	(1,478,045)

Outstanding, September 30, 2009	$23.62	33,244,637	6.0	$127

Exerciseable, September 30, 2009	$20.48	23,644,499	5.1	$123

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2009, 2008 and 2007 was $6.68, $9.08 and $5.59, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2009, 2008 and 2007 was approximately $4 million, $45 million and $125 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2009, 2008, and 2007 of approximately $8 million, $34 million and $104 million, respectively.

The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718. The tax benefit from the exercise of stock options, which is recorded in additional paid-in-capital, was $19 million and $39 million, respectively, for the years ended September 30, 2008 and 2007. For the year ended September 30, 2009, the tax benefit was less than $1 million. The Company does not settle equity instruments granted under share-based payment arrangements for cash.

At September 30, 2009, the Company had approximately $21 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.

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

The assumptions used to determine the fair value of the SAR awards at September 30, 2009 were as follows:

Expected life of SAR (years)	0.1 - 3.4
Risk-free interest rate	0.06% - 1.62%
Expected volatility of the Company’s stock	35.00%
Expected dividend yield on the Company’s stock	1.73%
A summary of SAR activity at September 30, 2009, and changes for the fiscal year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	SAR Price	SAR	Life (years)	(in millions)
Outstanding, September 30, 2008	$22.94	2,912,023
Granted	28.79	552,342
Exercised	12.93	(161,532)
Forfeited or expired	21.63	(306,635)

Outstanding, September 30, 2009	$24.69	2,996,198	6.5	$9

Exerciseable, September 30, 2009	$20.80	1,765,585	5.4	$8

In conjunction with the exercise of SARs granted, the Company made payments of $2 million, $5 million and $10 million during the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Restricted (Nonvested) Stock

In fiscal year 2002, the Company adopted a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the restricted stock plan vest 50% after two years from the grant date and 50% after four years from the grant date.

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2009, and changes for the fiscal year then ended, is presented below:

	Weighted	Shares/Units
	Average	Subject to
	Price	Restriction
Nonvested, September 30, 2008	$34.09	958,500
Granted	28.79	5,500
Exercised	—	—
Forfeited or expired	25.27	(7,500)

Nonvested, September 30, 2009	$34.13	956,500

At September 30, 2009, the Company had approximately $6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.
14.	EARNINGS PER SHARE
The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year that are calculated using the treasury stock method for stock options. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to additional paid-in capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in capital, such an amount would be a reduction of the proceeds.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2009	2008	2007
Income Available to Common Shareholders

Basic and diluted income (loss) available to common shareholders	$(338)	$979	$1,252

Weighted Average Shares Outstanding

Basic weighted average shares outstanding	595.3	593.1	590.6
Effect of dilutive securities:
Stock options	—	8.3	8.6

Diluted weighted average shares outstanding	595.3	601.4	599.2

Antidilutive Securities
Options to purchase common shares	2.5	1.1	0.1
For the fiscal year ended September 30, 2009, the total weighted average of potential dilutive shares due to stock options, Equity Units and the convertible senior notes was 47.8 million. However, these items were not included in the computation of diluted net loss per common share for the fiscal year ended September 30, 2009, since to do so would decrease the loss per share.

During each of the three months ended September 30, 2009 and 2008, the Company declared a quarterly dividend of $0.13 per common share and during each of the twelve months ended September 30, 2009 and 2008, the Company declared four quarterly dividends totaling $0.52 per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.
15.	RETIREMENT PLANS
Pension Benefits

The Company has non-contributory defined benefit pension plans covering most U.S. and certain non-U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Effective January 1, 2006, certain of the Company’s U.S. pension plans were amended to prohibit new participants from entering the plans. Effective September 30, 2009, active participants will continue to accrue benefits under the amended plans until December 31, 2014. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974. Funding for non-US plans observes the local legal and regulatory limits. Also, the Company makes contributions to union-trusteed pension funds for construction and service personnel.

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

The Company’s pension plan asset allocations by asset category are shown below.

	2009	2008
Equity securities:
U.S. plans	62%	52%
Non-U.S. plans	50%	46%

Debt securities:
U.S. plans	27%	29%
Non-U.S. plans	42%	47%

Real estate/other:
U.S. plans	10%	14%
Non-U.S. plans	7%	6%

Cash/liquidity:
U.S. plans	1%	5%
Non-U.S. plans	1%	1%
The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital markets in which the plans invest. The average market returns are adjusted, where appropriate, for active asset management returns. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $3,316 million, $3,111 million and $2,219 million, respectively, as of September 30, 2009 and $2,870 million, $2,562 million and $2,089 million, respectively, as of September 30, 2008.

In fiscal 2009, total employer and employee contributions to the defined benefit pension plans were $293 million, of which $165 million were voluntary contributions made by the Company. The Company expects to contribute approximately $245 million in cash to its defined benefit pension plans in fiscal year 2010. Projected benefit payments from the plans as of September 30, 2009 are estimated as follows (in millions):

2010	$219
2011	204
2012	212
2013	223
2014	236
2015-2019	1,340
Savings and Investment Plans

The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the

Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $35 million, $39 million and $76 million for the fiscal years ended 2009, 2008 and 2007, respectively.

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

The September 30, 2009 accumulated postretirement benefit obligation (APBO) for both pre-65 and post-65 years of age employees was determined using assumed medical care cost trend rates of 8.0% decreasing one half percent each year to an ultimate rate of 5% and prescription drug trend rates of 10.0% decreasing one half percent each year to an ultimate rate of 6%. The September 30, 2008 APBO for both pre-65 and post-65 years of age employees was determined using medical care cost trend rates of 8.5% decreasing one half percent each year to an ultimate rate of 5% and prescription drug trend rates of 10.5% decreasing one half percent each year to an ultimate rate of 6%. The health care cost trend assumption has a significant effect on the amounts reported. To illustrate, a one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $9 million at September 30, 2009 and the sum of the service and interest costs in fiscal year 2009 by $1 million. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $7 million at September 30, 2009 and the sum of the service and interest costs by $1 million.

The Company expects to contribute approximately $25 million in cash to its postretirement health and other benefit plans in fiscal year 2010. Projected benefit payments from the plans as of September 30, 2009 are estimated as follows (in millions):

2010	$25
2011	26
2012	26
2013	27
2014	28
2015-2019	141
In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) for employers sponsoring postretirement health care plans that provide prescription drug benefits. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D.1. Under the Act, the Medicare subsidy amount is received directly by the plan sponsor and not the related plan. Further, the plan sponsor is not required to use the subsidy amount to fund postretirement benefits and may use the subsidy for any valid business purpose. Projected subsidy receipts are estimated to be approximately $3 million per year over the next ten years.

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other
September 30,	2009	2008	2009	2008	2009	2008
Accumulated Benefit Obligation	$2,355	$1,905	$1,429	$1,238	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	2,174	2,202	1,334	1,452	253	280
Service cost	66	79	32	39	4	5
Interest cost	159	140	65	73	18	17
Plan participant contributions	—	—	5	7	—	—
Acquisitions	—	6	9	2	—	—
Divestures	—	—	(1)	—	—	—
Plan transfers	—	—	39	—	—	—
Actuarial loss (gain)	438	(155)	128	(195)	41	(22)
Amendments made during the year	1	1	(14)	19	(13)	—
Benefits paid	(99)	(96)	(55)	(60)	(29)	(29)
Estimated subsidy received	—	—	—	—	2	3
Special termination benefits	—	—	1	3	—	—
Curtailment loss (gain)	(224)	1	(4)	(2)	—	—
Settlement	—	(4)	—	—	—	—
Other	(3)	—	—	—	—	—
Currency translation adjustment	—	—	(18)	(4)	(1)	(1)

Projected benefit obligation at end of year	$2,512	$2,174	$1,521	$1,334	$275	$253

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,772	$2,077	$960	$1,065	$—	$—
Actual return on plan assets	8	(294)	57	(132)	—	—
Acquisitions	—	4	—	—	—	—
Plan transfers	—	—	38	—	—	—
Employer and employee contributions	188	86	105	101	29	29
Benefits paid	(99)	(96)	(55)	(60)	(29)	(29)
Settlement payments	—	(5)	—	—	—	—
Other	(2)	—	—	—	—	—
Currency translation adjustment	—	—	(25)	(14)	—	—

Fair value of plan assets at end of year	$1,867	$1,772	$1,080	$960	$—	$—

Funded status	$(645)	$(402)	$(441)	$(374)	$(275)	$(253)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$4	$24	$23	$4	$—	$—
Accrued benefit liability	(649)	(426)	(464)	(378)	(275)	(253)

Net amount recognized	$(645)	$(402)	$(441)	$(374)	$(275)	$(253)

Weighted Average Assumptions (1)
Discount rate	6.25%	7.50%	4.75%	5.50%	6.25%	7.50%
Rate of compensation increase	4.20%	4.20%	3.20%	3.00%	NA	NA

(1)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2009 and 2008.

The amounts in accumulated other comprehensive income on the consolidated statement of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2009 are as follows (in millions):

		Postretirement
	Pension	Health and Other
	Benefits	Benefits
Accumulated other comprehensive loss (income)
Net transition obligation	$3	$—
Net actuarial loss (gain)	1,111	(2)
Net prior service cost (credit)	6	(34)

Total	$1,120	$(36)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cover over the next fiscal year are shown below (in millions):

		Postretirement
	Pension	Health and Other
	Benefits	Benefits
Amortization of:
Net actuarial loss (gain)	$38	$—
Net prior service cost (credit)	2	(8)

Total	$40	$(8)

The table that follows contains the components of net periodic benefit cost (in millions):

	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other
Year ended September 30	2009	2008	2007	2009	2008	2007	2009	2008	2007

Components of Net Periodic Benefit Cost:
Service cost	$66	$79	$74	$32	$39	$38	$4	$5	$6
Interest cost	159	140	129	65	73	63	18	17	19
Expected return on plan assets	(174)	(166)	(151)	(55)	(67)	(55)	—	—	—
Amortization of transitional obligation	—	—	(2)	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	4	6	10	3	6	8	(3)	(2)	—
Amortization of prior service cost (credit)	1	2	2	—	—	—	(7)	(7)	(6)
Special termination benefits	—	—	1	1	2	—	—	—	—
Curtailment loss (gain)	4	4	(1)	(2)	—	(2)	—	—	(1)
Divestures (gain)/loss	—	—	—	(1)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(2)	1	—	—	—

Net periodic benefit cost	$60	$65	$62	$43	$51	$53	$12	$13	$18

Expense Assumptions:
Discount rate	7.50%	6.50%	6.50%	5.50%	4.90%	4.60%	7.50%	6.50%	6.50%
Expected return on plan assets	8.50%	8.50%	8.25%	6.00%	6.10%	5.60%	NA	NA	NA
Rate of compensation increase	4.20%	4.30%	3.60%	3.00%	3.00%	3.30%	NA	NA	NA

16.	RESTRUCTURING COSTS
To better align the Company’s cost structure with global automotive market conditions, the Company committed to a restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge relates to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2009 Plan by the end of 2010. The automotive-related restructuring actions target excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels.

Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience — Europe of approximately $28 million due to favorable severance negotiations and the decision to not close one of the previously planned plants in response to increased customer demand. In response to the depressed automotive industry in Europe, the Company has committed to the closure of one additional plant in Europe since the announcement of its 2009 Plan. The underspend of the initial 2009 Plan reserves will be utilized for this plant consolidation which is expected to occur in late fiscal 2010 and for additional costs to be incurred as part of power solutions and automotive experience — Europe’s original cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

The 2009 Plan includes workforce reductions of approximately 6,200 employees (2,900 for automotive experience — North America, 1,700 for automotive experience — Europe, 600 for automotive experience — Asia, 200 for building efficiency — North America, 400 for building efficiency — Europe, 100 for building efficiency — rest of world, and 300 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2009, approximately 4,500 of the employees have been separated from the Company pursuant to the 2009 Plan. In addition, the 2009 Plan includes 9 plant closures (3 for automotive experience — North America, 1 for automotive experience — Europe, 3 for automotive experience — Asia, 1 for building efficiency — rest of world, and 1 for power solutions). As of September 30, 2009, 5 of the 9 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.

The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Fixed Asset		Currency
	Benefits	Impairment	Other	Translation	Total
Original Reserve	$182	$46	$2	$—	$230
Utilized — Cash	(42)	—	—	—	(42)
Utilized — Noncash	—	(46)	—	8	(38)
Noncash Adjustment — Underspend	(28)	—	—	—	(28)
Noncash Adjustment — New Actions	28	—	—	—	28

Balance at September 30, 2009	$140	$—	$2	$8	$150

Included within the “other” category are exit costs for terminating supply contracts associated with changes in the Company’s manufacturing footprint and strategies, lease termination costs and other direct costs.

To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge relates to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2008 Plan in 2010. The automotive-related restructuring is in response to the fundamentals of the European and North American automotive markets. The actions target reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially Europe. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its regional manufacturing capacity.
Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for building efficiency — Europe and automotive experience — Europe of approximately $63 million due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan will be utilized for similar restructuring actions to be performed during fiscal 2010. The underspend incurred by building efficiency — Europe will be utilized for workforce reductions and plant consolidations in building efficiency — Europe. The underspend incurred by automotive experience — Europe will be utilized for one additional plant closure for automotive experience — Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.

The 2008 Plan includes workforce reductions of approximately 10,100 employees (3,700 for automotive experience — North America, 3,800 for automotive experience — Europe, 400 for building efficiency — North America, 1,300 for building efficiency — Europe, 400 for building efficiency — rest of world and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2009, approximately 8,200 of the employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 22 plant closures (9 for automotive experience — North America, 10 for automotive experience — Europe, 1 for building efficiency — North America, and 2 for power solutions). As of September 30, 2009, 13 of the 22 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.

The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2008	$435	$9	$—	$444
Utilized — Cash	(220)	—	—	(220)
Utilized — Noncash	—	(9)	(18)	(27)
Noncash Adjustment — Underspend	(63)	—	—	(63)
Noncash Adjustment — New Actions	63	—	—	63

Balance at September 30, 2009	$215	$—	$(18)	$197

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
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

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

In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 16, “Restructuring Costs,” for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the European automotive experience segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.

At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the significant declines in North American and European automotive sales volumes. As a result, the Company reviewed its long-lived assets for impairment and recorded a $110 million impairment charge within cost of sales in the first quarter of fiscal 2009, of which $77 million related to the North America automotive experience segment and $33 million related to the Europe automotive experience segment.

The Company reviews its equity investments for impairment whenever there is a loss in value of an investment which is other than a temporary decline. The Company conducts its equity investment impairment analyses in accordance with ASC 323, “Investments-Equity Method and Joint Ventures.” ASC 323 requires the Company to record an impairment charge for a decrease in value of an investment when the decline in the investment is considered to be other than temporary.

At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which has significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for its North America unitary products segment in the first quarter of fiscal 2009.

The Company concluded there were no other impairments as of September 30, 2009. The Company will continue to monitor developments in the automotive and North American residential heating, ventilating and air conditioning (HVAC) industries as future adverse developments in these industries could lead to additional impairment charges.

18.	INCOME TAXES
An analysis of effective income tax rates for continuing operations is shown below:

	Year Ended September 30,
	2009	2008	2007
Tax expense (benefit) at federal statutory rate	$(111)	$463	$562
State income taxes, net of federal benefit	(15)	27	13
Foreign income tax expense at different rates and foreign losses without tax benefits	(92)	(148)	(171)
U.S. tax on foreign income	81	(19)	(90)
Reserve and valuation allowance adjustments	180	—	(15)
Credits	(11)	(16)	(4)
Other	—	14	5

Effective income tax provision	$32	$321	$300

The Company’s base effective income tax rate for continuing operations for fiscal years 2009, 2008 and 2007 was 22.7%, 21.0% and 21.0%, respectively. The rate remained below the U.S. statutory rate due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate. The Company’s base effective tax rates were further adjusted as a result of the following discrete items (in millions):

	Year Ended September 30,
	2009	2008	2007
Federal, state and foreign income tax expense at base effective income tax rate	$(72)	$278	$337
Restructuring charges	8	43	—
Impairment charges	26	—	—
Debt conversion costs	(15)	—	—
Valuation allowance adjustments	252	—	(7)
Uncertain tax positions	(72)	—	(28)
Change in tax status of foreign subsidiaries	(89)	—	(22)
Interest refund	(6)	—	—
Change in statutory rates	—	—	20

Provision for income taxes	$32	$321	$300

Restructuring Charge

In the second quarter of fiscal 2009, the Company recorded a $27 million discrete period tax detriment related to the second quarter 2009 restructuring costs using a blended effective tax rate of 19.2%. Due to the change in the base effective tax rate in fiscal 2009, the discrete period tax adjustment decreased by $19 million for a total tax adjustment of $8 million.

In the fourth quarter of fiscal 2008, the Company recorded a $43 million discrete period tax detriment related to the fourth quarter 2008 restructuring charge using a blended effective tax rate of 12.4%.

Impairment Charges

In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax detriment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%. Due to the change in the base effective tax rate in fiscal 2009, the discrete period tax adjustment decreased by $4 million for a total tax adjustment of $26 million.

Debt Conversion Costs

In the fourth quarter of fiscal 2009, the Company recorded a $15 million discrete period tax benefit related to debt conversion costs using an effective tax rate of 36.5%.

Valuation Allowance Adjustments

The Company reviews its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. In fiscal 2009 the Company recorded an overall increase to its valuation allowances by $245 million. This was comprised of a $252 million increase in income tax expense with the remaining amount impacting the consolidated statement of financial position.

In the third quarter of fiscal 2009, the Company determined that it was more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $10 million of valuation allowances. This is comprised of a $3 million decrease in income tax expense with the remaining amount impacting consolidated statement of financial position.

In the second quarter of fiscal 2009, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances against income tax expense.

In the first quarter of fiscal 2009, as a result of the rapid deterioration in the economic environment, several jurisdictions incurred unexpected losses that resulted in cumulative losses over the prior three years. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including France, Mexico, Spain and the United Kingdom. Therefore, the Company recorded $300 million of valuation allowances as income tax expense. To the extent the Company improves its underlying operating results in these jurisdictions, these valuation allowances, or a portion thereof, could be reversed in future periods.

In the fourth quarter of fiscal 2007, the tax provision decreased $7 million due to a nonrecurring tax benefit related to the use of a portion of the Company’s capital loss carryforward valuation allowance.

Uncertain Tax Positions

In June 2006, the FASB issued guidance prescribing a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted this guidance, which is included in ASC 740, “Income Taxes,” as of October 1, 2007.

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

At September 30, 2009, the Company had gross tax effected unrecognized tax benefits of $1,049 million of which $874 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2009 was approximately $68 million (net of tax benefit). A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions of dollars)
Balance as of September 30, 2008	$814
Additions for tax positions related to the current year	236
Additions for tax positions of prior years	65
Reductions for tax positions of prior years	(29)
Settlements	(37)

Balance as of September 30, 2009	$1,049

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

Tax Jurisdiction	Statute of Limitations
Austria	5 years
Belgium	3 years
Brazil	5 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Netherlands	3 to 5 years
Spain	4 years
United Kingdom	6 years
United States — Federal	3 years
United States — State	3 to 5 years
In the U.S., the Company’s tax returns for fiscal 2004 through fiscal 2006 are currently under exam by the Internal Revenue Service (IRS) and the Company’s tax returns for fiscal 1999 through fiscal 2001 are currently under IRS Appeals. Additionally, the Company’s tax returns are currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2003-2005
Brazil	2005-2008
Canada	2004-2006
France	2005-2008
Germany	2001-2007
Italy	2004-2006
Mexico	2003-2004
Spain	2003-2005

As a result of certain events in various jurisdictions during the fourth quarter of fiscal year 2009, including the settlement of the fiscal 2002 through fiscal 2003 U.S. federal tax examinations, the Company decreased its total reserve for uncertain tax positions by $32 million. This is comprised of a $55 million decrease to tax expense and a $23 million increase to goodwill.

As a result of various entities exiting business in certain jurisdictions and certain recent events related to prior tax planning initiatives, during the third quarter of fiscal year 2009 the Company reduced the unrecognized tax benefits by $33 million. This is comprised of a $17 million decrease to tax expense and a $16 million decrease to goodwill.

It is reasonably possible that certain other U.S. and non-U.S. tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, including the resolution of the fiscal 1999 through fiscal 2001 U.S. federal tax years. However, it is not possible to reasonably estimate the effect this may have upon the unrecognized tax benefits. There was no other significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of the statute of limitations, or from other items arising during the twelve months ended September 30, 2009.

In the second and fourth quarters of fiscal 2007, the Company reduced its income tax liability by $15 million and $13 million, respectively, due to the favorable resolution of certain tax audits.

Change in Tax Status of Subsidiary

In the fourth quarter of fiscal 2009, the Company recorded $84 million in discrete period tax benefits related to a change in tax status of a U.S. and a U.K. subsidiary. This is comprised of a $59 million tax expense benefit and a $25 million increase to goodwill. In the second quarter of fiscal 2009, the Company recorded a $30 million discrete period tax benefit related to a change in tax status of a French subsidiary.

For the second quarter of fiscal 2007, the tax provision decreased as a result of a $22 million tax benefit realized by a change in tax status of an automotive experience subsidiary in the Netherlands.

The change in tax status for these subsidiaries resulted from a voluntary tax election that produced a deemed liquidation for U.S. federal income tax purposes. The Company received a tax benefit in the U.S. for the loss from the decrease in value from the original tax basis of its investments. This election changed the tax status from corporations (i.e. taxable entities) to a branch (i.e., flow through entities similar to a partnership) or partnership for U.S. federal income tax purposes and is thereby reported as a discrete period tax benefit in accordance with the provision of ASC 740.

Interest Refund Claim

In the second quarter of fiscal 2009, the Company filed a claim for refund with the Internal Revenue Service related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.

Impacts of Tax Legislation and Change in Statutory Tax Rates

In fiscal 2009, the Company obtained High Tech Enterprise status from the Chinese Tax Bureaus for various Chinese subsidiaries. This status allows the entities to benefit from a 15% tax rate.

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

Various other tax legislation was adopted in the twelve months ended September 30, 2009. None of these changes will have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, Canada enacted a new tax law which effectively reduced the income tax rates from 35% to 32%. A Business Flat Tax (IETU) was enacted on October 1, 2007, in Mexico that provides for a tax rate of 17% on a modified tax base with a credit for corporate income tax paid. On December 28, 2007 Italy enacted reductions in regional taxes from 4.25% to 3.9% effective January 1, 2008. These tax law changes did not have a material impact on the company’s consolidated financial condition, results of operations or cash flows.

The German Corporate Tax Reform Act was enacted on August 14, 2007, and resulted in a decrease of the combined Corporate Income Tax and Trade Tax rates. The new rates applied to the Company’s German entities effective October 1, 2007. The Company’s tax provision increased $20 million in the fourth quarter of fiscal 2007 as a result of this German tax law change.

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

On July 19, 2007, the U.K. enacted a new tax law, which reduces the main corporate income tax rate from 30% to 28%. The reduction was effective on April 1, 2008. The U.K. tax rate change did not have a material impact on the company’s consolidated financial condition, results of operations or cash flows.

Discontinued Operations

In fiscal 2007, the Company utilized an effective tax rate for discontinued operations of approximately 38% for Bristol Compressors and 35% for its engine electronic business, which approximates the local statutory rate adjusted for permanent differences.

Continuing Operations

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2009	2008	2007
Current
Federal	$53	$136	$95
State	6	26	28
Foreign	(33)	199	240

	26	361	363

Deferred
Federal	(276)	13	(64)
State	(11)	9	(2)
Foreign	293	(62)	3

	6	(40)	(63)

Provision for income taxes	$32	$321	$300

Consolidated domestic income from continuing operations before income taxes and minority interests for the fiscal years ended September 30, 2009, 2008 and 2007 was a loss of ($263) million, income of $897 million, and income of $883 million, respectively. Consolidated non-U.S. income from continuing operations before income taxes and minority interests for the fiscal years ended September 30, 2009, 2008 and 2007 was a loss ($55) million, income of $426 million, and income of $724 million, respectively.

Income taxes paid for the fiscal years ended September 30, 2009, 2008 and 2007 were $326 million, $317 million, and $306 million, respectively.

The Company has not provided additional U.S. income taxes on approximately $3.8 billion of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2009	2008
Other current assets	$469	$524
Other noncurrent assets	1,252	1,171
Other current liabilities	(1)	(36)
Other noncurrent liabilities	(66)	(29)

Net deferred tax asset	$1,654	$1,630

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2009	2008
Deferred tax assets
Accrued expenses and reserves	$700	$778
Employee and retiree benefits	494	368
Joint ventures	23	—
Net operating loss and other carryforwards	1,549	1,072
Research and development	147	249
Other	88	28

	3,001	2,495
Valuation allowances	(816)	(373)

	2,185	2,122

Deferred tax liabilities
Property, plant and equipment	63	104
Joint ventures	—	66
Intangible assets	310	168
Foreign currency translation adjustments	158	154
Other	—	—

	531	492

Net deferred tax asset	$1,654	$1,630

At September 30, 2009, the Company had available net operating loss carry forwards of approximately $3.8 billion, of which $1.5 billion will expire at various dates between 2010 and 2029, and the remainder has an indefinite carryforward period. The valuation allowance, generally, represents loss carry forwards for which utilization is uncertain because it is unlikely that the losses will be utilized given the lack of sustained profitability and/or limited carryforward periods in certain countries.
19.	SEGMENT INFORMATION

ASC 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has ten reportable segments for financial reporting purposes. Certain segments are aggregated or combined based on materiality within building efficiency rest of world and power solutions in accordance with the standard. The Company’s ten reportable segments are presented in the context of its three primary businesses — building efficiency, automotive experience and power solutions.

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

The accounting principles applicable to the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and minority interests excluding net financing charges, debt conversion costs and restructuring costs. Segment revenues and expense are allocated to business segments in determining segment income. Unallocated assets are corporate cash and cash equivalents and other non-segment assets. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2009	2008	2007
Net Sales
Building efficiency
North America systems	$2,222	$2,282	$2,027
North America service	2,168	2,409	2,273
North America unitary products	684	810	953
Global workplace solutions	2,832	3,197	2,677
Europe	2,140	2,710	2,406
Rest of world	2,447	2,713	2,401

	12,493	14,121	12,737

Automotive experience
North America	4,631	6,723	7,276
Europe	6,287	9,854	8,878
Asia	1,098	1,514	1,398

	12,016	18,091	17,552
Power solutions	3,988	5,850	4,335

Net sales	$28,497	$38,062	$34,624

	Year Ended September 30,
	2009	2008	2007
Segment Income (Loss)
Building efficiency
North America systems	$251	$256	$216
North America service	204	224	197
North America unitary products (1)	(324)	2	65
Global workplace solutions (2)	45	59	79
Europe (3)	41	114	77
Rest of world (4)	180	302	216

	397	957	850

Automotive experience
North America (5)	(333)	79	72
Europe (6)	(212)	464	445
Asia (7)	4	36	2

	(541)	579	519

Power solutions (8)	406	541	515

	262	2,077	1,884

Net financing costs	(239)	(258)	(277)
Debt conversion costs	(111)	—	—
Restructuring costs	(230)	(495)	—

Income (loss) from continuing operations before income taxes and minority interests	$(318)	$1,324	$1,607

	Year Ended September 30,
	2009	2008	2007
Assets
Building efficiency
North America systems	$1,447	$1,556	$1,424
North America service	1,481	1,621	1,575
North America unitary products	1,014	1,336	1,316
Global workplace solutions	860	797	689
Europe	1,625	1,937	1,971
Rest of world	2,062	2,142	1,897

	8,489	9,389	8,872

Automotive experience
North America	3,259	3,781	3,721
Europe	5,386	5,130	5,047
Asia	1,087	980	965

	9,732	9,891	9,733

Power solutions	4,278	4,699	4,509

Unallocated	1,589	1,008	991

Total	$24,088	$24,987	$24,105

	Year Ended September 30,
	2009	2008	2007
Depreciation/Amortization
Building efficiency
North America systems	$26	$20	$10
North America service	19	13	15
North America unitary products	21	21	22
Global workplace solutions	13	13	10
Europe	22	21	28
Rest of world	33	25	17

	134	113	102

Automotive experience
North America	198	212	212
Europe	220	258	238
Asia	32	32	29

	450	502	479

Power solutions	161	168	151

Total	$745	$783	$732

	Year Ended September 30,
	2009	2008	2007
Capital Expenditures
Building efficiency
North America systems	$16	$74	$43
North America service	55	11	15
North America unitary products	13	28	10
Global workplace solutions	9	11	5
Europe	8	22	52
Rest of world	31	47	20

	132	193	145

Automotive experience
North America	104	143	116
Europe	235	292	217
Asia	30	27	14

	369	462	347

Power solutions	146	152	336

Total	$647	$807	$828

(1)	Building efficiency —North America unitary products segment income for the year ended September 30, 2008 excludes $5 million of restructuring costs. For the years ended September 30, 2009 and 2008, North America unitary products segment income includes ($160) million and ($9) million, respectively, of equity loss.

(2)	Building efficiency — Global workplace solutions segment income for the years ended September 30, 2009 and September 30, 2008 excludes $1 million and $11 million, respectively, of restructuring costs.

(3)	Building efficiency — Europe segment income for the years ended September 30, 2009 and September 30, 2008 excludes $15 million and $88 million, respectively, of restructuring costs. For the years ended September 30, 2009, 2008 and 2007, Europe segment income includes $4 million, $5 million and $3 million, respectively, of equity income.

(4)	Building efficiency — Rest of world segment income for the years ended September 30, 2009 and September 30, 2008 excludes $8 million and $5 million, respectively, of restructuring costs. For the years ended September 30, 2009, 2008 and 2007, rest of world segment income includes $4 million, $7 million and $4 million, respectively, of equity income.

(5)	Automotive experience — North America segment income for the years ended September 30, 2009 and September 30, 2008 excludes $47 million and $102 million, respectively, of restructuring costs. For the years ended September 30, 2009, 2008 and 2007, North America segment income includes ($14) million, $27 million and $25 million, respectively, of equity income (loss).

(6)	Automotive experience — Europe segment income for the years ended September 30, 2009 and September 30, 2008 excludes $86 million and $208 million, respectively, of restructuring costs. For the years ended September 30, 2009, 2008 and 2007, Europe segment income includes ($3) million, $9 million and $11 million, respectively, of equity income (loss).

(7)	Automotive experience — Asia segment income for the years ended September 30, 2009 and September 30, 2008 excludes $23 million and $4 million, respectively, of restructuring costs. For the years ended September 30, 2009, 2008 and 2007, Asia segment income includes $70 million, $52 million and $43 million, respectively, of equity income.

(8)	Power solutions segment income for the years ended September 30, 2009 and September 30, 2008 excludes $50 million and $72 million, respectively, of restructuring costs. For the years ended September 30, 2009, 2008 and 2007, power solutions segment income includes $22 million, $25 million and $3 million, respectively, of equity income.

The Company has significant sales to the automotive industry. In fiscal years 2009, 2008 and 2007, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year ended September 30,
	2009	2008	2007
Net Sales
United States	$11,099	$13,372	$13,753
Germany	2,877	4,009	4,335
Other European countries	7,330	10,956	8,701
Other foreign	7,191	9,725	7,835

Total	$28,497	$38,062	$34,624

Long-Lived Assets (Year-end)
United States	$1,535	$1,675	$1,547
Germany	438	607	578
Other European countries	1,118	1,083	1,052
Other foreign	895	1,024	1,031

Total	$3,986	$4,389	$4,208

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.
20.	COMMITMENTS AND CONTINGENCIES
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs totaled $32 million and $44 million at September 30, 2009 and 2008, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At September 30, 2009 and 2008, the Company recorded conditional asset retirement obligations of $85 million and $75 million, respectively.

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

21.	SUBSEQUENT EVENTS
ASC 855, “Subsequent Events,” requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through November 24, 2009, the date the financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2009	2008	2007
Accounts Receivable — Allowance for Doubtful Accounts
Balance at beginning of period	$87	$75	$80
Provision charged to costs and expenses	51	52	40
Reserve adjustments	(11)	(26)	(25)
Accounts charged off	(28)	(15)	(22)
Currency translation	—	1	2

Balance at end of period	$99	$87	$75

Deferred Tax Assets — Valuation Allowance
Balance at beginning of period	$373	$326	$355
Allowance established for new operating and other loss carryforwards	531	110	22
Acquisition of businesses	(19)	(6)	—
Allowance reversed for loss carryforwards utilized and other adjustments	(69)	(57)	(51)

Balance at end of period	$816	$373	$326

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of September 30, 2009 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B OTHER INFORMATION
None.
PART III
The information required by Part III, Items 10, 11, 13 and 14, and certain of the information required by Item 12, is incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders (fiscal 2009 Proxy Statement), dated and to be filed with the SEC on or about December 4, 2009, as follows:
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the sections entitled “Proposal One: Election of Directors,” “Q: Where can I find Corporate Governance materials for Johnson Controls?,” “Board Information,” “Audit Committee Report,” and “Beneficial Ownership Reporting Compliance — Section 16(a),” of the fiscal 2009 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.
ITEM 11 EXECUTIVE COMPENSATION
Incorporated by reference to the sections entitled “Compensation Committee Report,” “Compensation Discussion and Analysis — Executive Compensation,” “Director Compensation, Potential Payments and Benefits Upon Termination or Change of Control,” “Board Information,” and “Shareholder Information Summary” of the fiscal 2009 Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to sections entitled “Johnson Controls Share Ownership” and “Schedule 13D and Schedule 13G Filings” of the fiscal 2009 Proxy Statement.

The following table provides information about the Company’s equity compensation plans as of September 30, 2009:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category
Equity compensation plans approved by shareholders	33,244,637	$23.62	32,306,484
Equity compensation plans not approved by shareholders	—	—	—

Total	33,244,637	$23.62	32,306,484

(c)	Includes shares of Common Stock that remain available for grant under Company Plans as follows: 30,679,323 shares under the 2007 Stock Option Plan, 1,455,500 shares under the 2001 Restricted Stock Plan, as amended, and 171,661 shares under the 2003 Stock Plan for Outside Directors, as amended and restated.
As of September 30, 2009, the Company had issued and outstanding 670,832,704 shares of Common Stock (including 684,000 shares of unvested restricted stock).
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to sections entitled “Board Information — Related Person Transactions” and “Board Information — Board Independence” of the fiscal 2009 Proxy Statement.
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section entitled “Relationship with Independent Auditors” of the fiscal 2009 Proxy Statement.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in
Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	45

Consolidated Statements of Income for the years ended September 30, 2009, 2008 and 2007	47

Consolidated Statements of Financial Position at September 30, 2009 and 2008	48

Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007	49

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2009, 2008 and 2007	50

Notes to Consolidated Financial Statements	51

(2) Financial Statement Schedule

For the years ended September 30, 2009, 2008 and 2007:

Schedule II — Valuation and Qualifying Accounts	90

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 95 through 98 filed herewith.
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
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

Date: November 24, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 24, 2009, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Stephen A. Roell Stephen A. Roell	/s/ R. Bruce McDonald R. Bruce McDonald
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ Susan M. Kreh	/s/ Dennis W. Archer

Susan M. Kreh	Dennis W. Archer
Vice President and Corporate	Director
Controller (Principal Accounting
Officer)

/s/ David Abney	/s/ Robert L. Barnett

David Abney	Robert L. Barnett
Director	Director

/s/ Natalie A. Black	/s/ Robert A. Cornog

Natalie A. Black	Robert A. Cornog
Director	Director

/s/ Richard Goodman	/s/ Jeffrey A. Joerres

Richard Goodman	Jeffrey A. Joerres
Director	Director

/s/ William H. Lacy	/s/ Southwood J. Morcott

William H. Lacy	Southwood J. Morcott
Director	Director

/s/ Eugenio Clariond Reyes-Retana

Eugenio Clariond Reyes-Retana
Director

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title
3.(i)	Restated Articles of Incorporation of Johnson Controls, Inc., as amended through July 25, 2007 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc. Current Report on Form 8-K dated July 31, 2007) (Commission File No. 1-5097).

3.(ii)	By-laws of Johnson Controls, Inc., as amended November 19, 2008, and effective December 31, 2008 (incorporated by reference to Exhibit 3.ii to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991) (Commission File No. 1-5097).

4.D	Indenture for debt securities dated January 17, 2006 between Johnson Controls, Inc. and US Bank N.A. as successor trustee to JP Morgan Chase (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Registration Statement on Form S-3ASR [Reg. No. 333-130714]).

4.E	Amended and restated Credit Agreement, dated December 5, 2006, among Johnson Controls, Inc., the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 4.E to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).

4.F	Supplemental Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.G	Subordinated Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.H	Supplemental Indenture No. 1, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.I	Purchase Contract and Pledge Agreement, dated March 16, 2009, among Johnson Controls, Inc., U.S. Bank National Association, as Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.4 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.J	Form of Remarketing Agreement among Johnson Controls, Inc., U.S. Bank National Corporation, as the Reset Agent and the Remarketing Agent and U.S. Bank National Corporation, as the Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.K	Form of Corporate Unit (incorporated by reference to Exhibit 4.6 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title
4.L	Form of Treasury Unit (incorporated by reference to Exhibit 4.7 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.M	Form of Subordinated Note (incorporated by reference to Exhibit 4.8 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

10.A	Johnson Controls, Inc. 1992 Stock Option Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.A to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.B	Johnson Controls, Inc. Common Stock Purchase Plan for Executives as amended November 17, 2004 and effective December 1, 2004 (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2004) (Commission File No. 1-5097).**

10.C	Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors, as amended and restated effective November 18, 2009, filed herewith.**

10.D	Johnson Controls, Inc. Executive Survivor Benefits Plan, as amended and restated effective September 15, 2009, filed herewith.**

10.E	Form of employment agreement between Johnson Controls, Inc. and all elected officers remains effective for those officers employed before September 15, 2009, as amended and restated January 1, 2008 (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.F	Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives hired after September 15, 2009, as amended and restated effective September 15, 2009, filed herewith. **

10.G	Form of indemnity agreement effective October 16, 2006, between Johnson Controls, Inc. and each of the directors and elected officers, (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097). **

10.H	Johnson Controls, Inc. Director Share Unit Plan, as amended and restated effective September 1, 2009, filed herewith. **

10.I	Johnson Controls, Inc. 2000 Stock Option Plan, as amended and restated effective January 1, 2009, filed herewith.**

10.J	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended through October 1, 2001, as in use through March 20, 2006 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated November 17, 2004) (Commission File No. 1-5097).**

10.K	Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective January 1, 2008, (incorporated by reference to Exhibit 10.P to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.L	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended March 21, 2006, as in effect since August 1, 2006 (incorporated by reference to Exhibit 10.R to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title
10.M	Johnson Controls, Inc. Executive Deferred Compensation Plan, as amended and restated effective November 17, 2009, filed herewith.**

10.N	Johnson Controls, Inc. 2003 Stock Plan for Outside Directors, as amended September 1, 2009, filed herewith. **

10.O	Johnson Controls, Inc. Annual Incentive Performance Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.W to Johnson Controls, Inc. Annual Report Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.P	Johnson Controls, Inc. Retirement Restoration Plan, as amended and restated effective November 17, 2009, filed herewith.**

10.Q	Compensation Summary for Non-Employee Directors as amended and restated effective October 1, 2009, filed herewith.**

10.R	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, for grants made on January 3, 2006 (incorporated by reference to Exhibit 10.BB to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.S	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended September 16, 2006, as in effect since October 2, 2006 (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.T	Johnson Controls, Inc. Long Term Incentive Performance Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.BB to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.U	Johnson Controls, Inc. 2007 Stock Option Plan, amended as of September 14, 2007, (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097). **

10.V	Form of stock option award agreement for Johnson Controls, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated March 21, 2007) (Commission File No. 1-5097).**

10.W	Supplemental Agreement to the Employment Contract between the Company and Dr. Beda Bolzenius dated August 25, 2008 (incorporated by reference to Exhibit 10.EE to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.X	Johnson Controls, Inc. Executive Compensation Incentive Recoupment Policy effective September 15, 2009, filed herewith.**

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm dated November 24, 2009, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	The following materials from Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text, filed herewith.

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls, Inc. and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.

**	Denotes a management contract or compensatory plan.