Form 10-Q
period 2009-12-31
JOHNSON CONTROLS INC
filed 2010-02-03
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2009

Common Stock: $0.01 7/18 par value per share	671,735,812

JOHNSON CONTROLS, INC.
Form 10-Q
Report Index

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Financial Position at December 31, 2009, September 30, 2009 and December 31, 2008	3

Consolidated Statements of Income for the Three Month Periods Ended December 31, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended December 31, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

Part II. Other Information

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 6. Exhibits	42

Signatures	43
EX-12
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	December 31,	September 30,	December 31,
	2009	2009	2008
Assets

Cash and cash equivalents	$791	$761	$202
Accounts receivable — net	5,154	5,528	5,063
Inventories	1,571	1,521	1,935
Other current assets	2,160	2,016	1,517

Current assets	9,676	9,826	8,717

Property, plant and equipment — net	3,918	3,986	4,115
Goodwill	6,506	6,542	6,392
Other intangible assets — net	735	746	757
Investments in partially-owned affiliates	760	718	703
Other noncurrent assets	2,210	2,270	1,620

Total assets	$23,805	$24,088	$22,304

Liabilities and Equity

Short-term debt	$361	$658	$985
Current portion of long-term debt	6	140	452
Accounts payable	4,504	4,434	3,779
Accrued compensation and benefits	853	872	804
Other current liabilities	2,663	2,612	2,521

Current liabilities	8,387	8,716	8,541

Long-term debt	3,077	3,168	3,176
Postretirement health and other benefits	209	255	228
Other noncurrent liabilities	2,576	2,610	1,817

Long-term liabilities	5,862	6,033	5,221

Commitments and contingencies (Note 19)

Shareholders’ equity attributable to Johnson Controls, Inc.	9,353	9,138	8,313
Noncontrolling interests	203	201	229

Total equity	9,556	9,339	8,542

Total liabilities and equity	$23,805	$24,088	$22,304

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended
	December 31,
	2009	2008
Net sales
Products and systems*	$6,676	$5,647
Services*	1,732	1,689

	8,408	7,336

Cost of sales
Products and systems	5,756	5,273
Services	1,416	1,378

	7,172	6,651

Gross profit	1,236	685

Selling, general and administrative expenses	(883)	(859)
Net financing charges	(35)	(56)
Equity income (loss)	53	(136)

Income (loss) before income taxes	371	(366)

Provision for income taxes	5	242

Net income (loss)	366	(608)

Income attributable to noncontrolling interests	16	—

Net income (loss) attributable to Johnson Controls, Inc.	$350	$(608)

Earnings (loss) per share
Basic	$0.52	$(1.02)
Diluted	$0.52	$(1.02)

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended
	December 31,
	2009	2008
Operating Activities
Net income (loss) attributable to Johnson Controls, Inc.	$350	$(608)
Income attributable to noncontrolling interests	16	—

Net income (loss)	366	(608)

Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	169	181
Amortization of intangibles	11	9
Equity in earnings of partially-owned affiliates, net of dividends received	(12)	184
Deferred income taxes	(62)	300
Impairment charges	—	110
Equity-based compensation	20	20
Other	9	15
Changes in working capital, excluding acquisitions:
Accounts receivable	352	1,128
Inventories	(56)	78
Other current assets	(87)	85
Restructuring reserves	(58)	(52)
Accounts payable and accrued liabilities	143	(1,656)
Accrued income taxes	13	(111)

Cash provided (used) by operating activities	808	(317)

Investing Activities
Capital expenditures	(177)	(268)
Sale of property, plant and equipment	19	3
Acquisition of businesses, net of cash acquired	—	(22)
Recoverable customer engineering expenditures	(22)	(22)
Changes in long-term investments	(5)	(48)

Cash used by investing activities	(185)	(357)

Financing Activities
Increase (decrease) in short-term debt — net	(284)	549
Repayment of long-term debt	(240)	(9)
Payment of cash dividends	(77)	(77)
Other	8	29

Cash provided (used) by financing activities	(593)	492

Increase (decrease) in cash and cash equivalents	$30	$(182)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2009
(unaudited)
1.	Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2009. The results of operations for the three month period ended December 31, 2009 are not necessarily indicative of results for the Company’s 2010 fiscal year because of seasonal and other factors.
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
The financial results for the three month period ended December 31, 2008 include an out of period adjustment made to correct an error related to the power solutions segment. The correction of the error, which reduced segment income by $33 million in the three month period ended December 31, 2008, primarily originated in fiscal 2007 and 2008 and resulted in the overstatement of inventory and understatement of cost of sales in prior periods. The Company determined that the impact of the error on the originating periods was immaterial, and accordingly a restatement of prior period amounts was not considered necessary. The Company also determined the impact of correcting the error in fiscal 2009 was not material.
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
Based upon the criteria set forth in ASC 810, the Company has determined that for the reporting periods ended December 31, 2009, September 30, 2009 and December 31, 2008 it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company funds the entities’ short-term liquidity needs. Both entities are consolidated within the automotive experience North America segment. The Company did not have a significant variable interest in any unconsolidated VIE’s for the presented reporting periods. The carrying amounts and classification of assets and liabilities included in our consolidated statements of financial position for consolidated VIE’s are as follows (in millions):

	December 31,	September 30,	December 31,
	2009	2009	2008
Current assets	$112	$146	$125
Noncurrent assets	98	101	118

Total assets	$210	$247	$243

Current liabilities	$94	$103	$93
Noncurrent liabilities	—	—	—

Total liabilities	$94	$103	$93

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2.	New Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The Company is assessing the potential impact that the adoption of ASU No. 2009-17 will have on its consolidated financial condition and results of operations.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010) and, when adopted, will change the Company’s accounting treatment for multiple-element revenue arrangements on a prospective basis.
In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. The guidance requires enhanced transparency surrounding the types of plan assets and associated risks, as well as disclosure of information about fair value measurements of plan assets. This guidance is included in ASC 715, “Compensation - Retirement Benefits,” and is effective for the Company for the fiscal year ending September 30, 2010. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.
In December 2007, the FASB issued guidance changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this guidance changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance is included in ASC 805, “Business Combinations,” and is effective for the Company in the first quarter of fiscal 2010 (October 1, 2009). This guidance changes the Company’s accounting treatment for business combinations on a prospective basis.
In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. This guidance is included in ASC 810, “Consolidation,” and is effective for fiscal years beginning after December 15, 2008. This guidance is effective for the Company in the first quarter of fiscal 2010 (October 1, 2009). The adoption of this guidance has had no material impact on the Company’s consolidated financial condition and results of operations. Refer to Note 14, “Equity Attributable to Johnson Controls, Inc. and Noncontrolling Interests” for further discussion.
In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this guidance effective October 1, 2008. In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The provisions of this guidance for nonfinancial assets and nonfinancial liabilities are effective for the Company in the first quarter of fiscal 2010 (October 1, 2009) and will be applied prospectively to fair value assessments such as the Company’s goodwill impairment analysis.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.	Acquisition of Businesses
During the first quarter of fiscal 2010, the Company made no acquisitions. In the first quarter of fiscal 2009, the Company completed one acquisition for a purchase price of $27 million, of which $22 million was paid as of December 31, 2008. The acquisition was not material to the Company’s consolidated financial statements. In connection with the acquisition, the Company recorded goodwill of $24 million.
4.	Percentage-of-Completion Contracts
The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable - net related to these contracts were $588 million, $579 million and $613 million at December 31, 2009, September 30, 2009 and December 31, 2008, respectively. Amounts included within other current liabilities were $636 million, $601 million and $625 million at December 31, 2009, September 30, 2009 and December 31, 2008, respectively.
5.	Inventories
Inventories consisted of the following (in millions):

	December 31,	September 30,	December 31,
	2009	2009	2008
Raw materials and supplies	$749	$712	$838
Work-in-process	223	225	271
Finished goods	689	674	910

FIFO inventories	1,661	1,611	2,019
LIFO reserve	(90)	(90)	(84)

Inventories	$1,571	$1,521	$1,935

6.	Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the nine month period ended September 30, 2009 and the three month period ended December 31, 2009 were as follows (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

			Currency
	December 31,	Business	Translation	September 30,
	2008	Acquisitions	and Other	2009
Building efficiency
North America systems	$515	$—	$10	$525
North America service	657	—	11	668
North America unitary products	481	—	9	490
Global workplace solutions	178	—	(4)	174
Europe	418	—	(10)	408
Rest of world	532	—	55	587
Automotive experience
North America	1,354	21	1	1,376
Europe	1,155	2	54	1,211
Asia	214	—	9	223
Power solutions	888	—	(8)	880

Total	$6,392	$23	$127	$6,542

			Currency
	September 30,	Business	Translation	December 31,
	2009	Acquisitions	and Other	2009
Building efficiency
North America systems	$525	$—	$—	$525
North America service	668	—	—	668
North America unitary products	490	—	—	490
Global workplace solutions	174	—	—	174
Europe	408	—	(5)	403
Rest of world	587	—	(8)	579
Automotive experience
North America	1,376	—	2	1,378
Europe	1,211	—	(12)	1,199
Asia	223	—	(9)	214
Power solutions	880	—	(4)	876

Total	$6,542	$—	$(36)	$6,506

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	December 31, 2009			September 30, 2009			December 31, 2008
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$307	$(196)	$111	$308	$(190)	$118	$298	$(170)	$128
Unpatented technology	24	(12)	12	24	(12)	12	23	(10)	13
Customer relationships	344	(58)	286	345	(56)	289	343	(45)	298
Miscellaneous	45	(16)	29	43	(13)	30	33	(12)	21

Total amortized intangible assets	720	(282)	438	720	(271)	449	697	(237)	460
Unamortized intangible assets
Trademarks	297	—	297	297	—	297	297	—	297

Total intangible assets	$1,017	$(282)	$735	$1,017	$(271)	$746	$994	$(237)	$757

Amortization of other intangible assets for the three month periods ended December 31, 2009 and 2008 was $11 million and $9 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization of other intangible assets will average approximately $34 million per year over the next five years.
7.	Product Warranties
The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. While the Company’s warranty costs have historically been within its calculated estimates, the Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. During the fourth quarter of fiscal 2009, the building efficiency North America unitary products segment increased its warranty reserve by $29 million as a result of the Company’s periodic warranty review process and analysis of return rates.

The Company’s product warranty liability is recorded in the consolidated statement of financial position in other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended December 31, 2009 and 2008 were as follows (in millions):

	2009	2008
Balance as of September 30	$344	$204
Accruals for warranties issued during the period	66	47
Accruals from acquisitions	—	—
Accruals related to pre-existing warranties (including changes in estimates)	—	—
Settlements made (in cash or in kind) during the period	(77)	(55)
Currency translation	—	(5)

Balance as of December 31	$333	$191

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.	Restructuring Costs
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

Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience – Europe of approximately $43 million, of which $15 million was identified in the quarter ended December 31, 2009, due to favorable severance negotiations and the decision to not close one of the previously planned plants in response to increased customer demand. In response to the depressed automotive industry in Europe, the Company has committed to the closure of one additional plant in Europe since the announcement of its 2009 Plan. The underspend of the initial 2009 Plan reserves will be utilized for this plant consolidation which is expected to occur in late fiscal 2010 and for additional costs to be incurred as part of power solutions and automotive experience – Europe’s original cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

The 2009 Plan includes workforce reductions of approximately 6,300 employees (2,900 for automotive experience – North America, 1,700 for automotive experience – Europe, 600 for automotive experience – Asia, 200 for building efficiency – North America, 400 for building efficiency – Europe, 200 for building efficiency – rest of world, and 300 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of December 31, 2009, approximately 5,000 of the employees have been separated from the Company pursuant to the 2009 Plan. In addition, the 2009 Plan includes 9 plant closures (3 for automotive experience – North America, 1 for automotive experience – Europe, 3 for automotive experience – Asia, 1 for building efficiency – rest of world, and 1 for power solutions). As of December 31, 2009, 6 of the 9 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.

The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2009	$140	$2	$8	$150
Utilized — Cash	(22)	—	—	(22)
Utilized — Noncash	—	(2)	(1)	(3)
Noncash Adjustment — Underspend	(15)	—	—	(15)
Noncash Adjustment — Revised Actions	15	—	—	15

Balance at December 31, 2009	$118	$—	$7	$125

To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for building efficiency – Europe and automotive experience – Europe of approximately $63 million, all of which was identified in fiscal 2009, due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan will be utilized for similar restructuring actions to be performed during fiscal 2010. The underspend incurred by building efficiency – Europe will be utilized for workforce reductions and plant consolidations in building efficiency – Europe. The underspend incurred by automotive experience – Europe will be utilized for one additional plant consolidation for automotive experience – Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.

The 2008 Plan includes workforce reductions of approximately 10,700 employees (3,700 for automotive experience – North America, 3,800 for automotive experience – Europe, 400 for building efficiency – North America, 1,500 for building efficiency –Europe, 800 for building efficiency – rest of world and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of December 31, 2009, approximately 9,000 of the employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 22 plant closures (9 for automotive experience – North America, 10 for automotive experience – Europe, 1 for building efficiency – North America, and 2 for power solutions). As of December 31, 2009, 13 of the 22 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.

The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Currency
	Benefits	Translation	Total
Balance at September 30, 2009	$215	$(18)	$197
Utilized — Cash	(36)	—	(36)
Utilized — Noncash	—	(1)	(1)

Balance at December 31, 2009	$179	$(19)	$160

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
9.	Research and Development
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $87 million and $97 million for the three months ended December 31, 2009 and 2008, respectively. These expenditures are net of customer reimbursements of $86 million and $87 million for the three months ended December 31, 2009 and 2008, respectively.
10.	Income Taxes
The more significant components of the Company’s income tax provision from continuing operations for the three months ended December 31, 2009 and 2008 are as follows (in millions):

	Three Months Ended December 31,
	2009	Tax rate	2008	Tax rate
Income taxes at annual effective rate	$67	18.0%	$(88)	24.0%
Discrete period items:
Valuation allowance adjustments	(93)		300
Uncertain tax positions	31		—
Impairment charges	—		30

Provision for income taxes	$5	1.3%	$242	-66.1%

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. In the current fiscal quarter, the Company’s estimated annual effective income tax rate of 18% is lower than the prior year rate of 24% during the three months ended December 31, 2008, primarily due to change in the geographic split of income and global tax planning initiatives.

Valuation Allowance Adjustment

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

In the first quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $69 million of valuation allowances. This is comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Impairment Charges

In the first quarter of fiscal year 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%.

Uncertain Tax Positions

At September 30, 2009, the Company had gross tax effected unrecognized tax benefits of $1,049 million of which $874 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2009 was approximately $68 million (net of tax benefit). The net change in interest and penalties during the three months ended December 31, 2009 was $35 million, including $9 million of quarterly interest expense on existing uncertain tax positions and $26 million related to the events described below, and was not material for the same period in fiscal 2009. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense or goodwill, when applicable.

As a result of certain recent events related to prior year tax planning initiatives, during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties, which impacts the effective tax rate.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities, including major jurisdictions noted below:

Tax Jurisdiction	Statute of Limitations
Austria	5 years
Belgium	3 years
Brazil	5 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Spain	4 years
United Kingdom	6 years
United States — Federal	3 years
United States – State	3 to 5 years
In the U.S., the 2004 through 2006 fiscal years are currently under exam by the Internal Revenue Service and the fiscal years 1999 to 2001 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2003 – 2005
Belgium	2005 – 2008
Brazil	2005 – 2008
Canada	2004 – 2006
France Germany	2005 – 2008 2001 – 2007
Italy	2004 – 2006
Mexico	2003 – 2004
Spain	2003 – 2005

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, which may result in tax reserve adjustments up to $75 million.

Impacts of Tax Legislation

During the period ending December 31, 2009 tax legislation was adopted in various jurisdictions including Mexico, France and Brazil. None of these changes will have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
11.	Retirement Plans
The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with ASC 715, “Compensation – Retirement Benefits” (in millions):

	Pension Plans
	U.S. Plans		Non-U.S. Plans
	Three Months		Three Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
Service cost	$17	$17	$9	$8
Interest cost	38	40	18	16
Expected return on plan assets	(45)	(45)	(16)	(13)
Amortization of net actuarial loss	7	1	3	1

Net periodic benefit cost	$17	$13	$14	$12

	Postretirement Health
	and Other Benefits
	Three Months
	Ended December 31,
	2009	2008
Service cost	$1	$1
Interest cost	3	5
Amortization of net actuarial gain	—	(1)
Amortization of prior service credit	(4)	(2)

Net periodic benefit cost	$—	$3

12.	Debt and Financing Arrangements
During the quarter ended December 31, 2009, the Company retired approximately $13 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. Additionally, the Company repurchased 1,685 bonds ($1,685,000 par value) of its 6.5% convertible senior notes maturing September 30, 2012. The Company used cash to fund the repurchases.

During the quarter ended December 31, 2009, the Company retired its 12 billion yen, three year, floating rate loan agreement that matured. Additionally, the Company retired its 7 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the notes.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13.	Earnings Per Share
The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to additional paid-in capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in capital, such an amount would be a reduction of the proceeds.

The Company’s outstanding equity units due 2042 and 6.5% convertible senior notes due 2012 are reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued as of the beginning of the reporting period and included in calculating diluted earnings per share. In addition, if dilutive, interest expense, net of tax, related to the outstanding equity units and convertible senior notes is added back to the numerator in calculating diluted earnings per share.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months
	Ended December 31,
	2009	2008
Income Available to Common Shareholders

Basic income (loss) available to common shareholders	$350	$(608)
Interest expense, net of tax	2	—

Diluted income (loss) available to common shareholders	$352	$(608)

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	670.6	593.5
Effect of dilutive securities:
Stock options	5.8	—
Equity units	4.5	—
Convertible senior notes	0.1	—

Diluted weighted average shares outstanding	681.0	593.5

Antidilutive Securities
Options to purchase common shares	2.3	—
For the three months ended December 31, 2008, the total weighted average of potential dilutive shares due to stock options was 1.5 million. However, these options were not included in the computation of diluted net loss per common share for the three months ended December 31, 2008, since to do so would decrease the loss per share.

During each of the three months ended December 31, 2009 and 2008, the Company declared a quarterly dividend of $0.13 per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.	Equity Attributable to Johnson Controls, Inc. and Noncontrolling Interests
In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. In addition, the guidance changes the presentation and accounting for noncontrolling interests, and requires that equity presented in the consolidated financial statements include amounts attributable to Johnson Controls, Inc. shareholders and the noncontrolling interests. This guidance is included in ASC 810, “Consolidation,” and is effective for the Company October 1, 2009.

The following schedule presents changes in consolidated equity attributable to Johnson Controls, Inc. and the noncontrolling interests (in millions):

	Fiscal 2010			Fiscal 2009
	Equity	Equity		Equity	Equity
	Attributable to	Attributable to		Attributable to	Attributable to
	Johnson	Noncontrolling	Total	Johnson	Noncontrolling	Total
	Controls, Inc.	Interests	Equity	Controls, Inc.	Interests	Equity

Beginning balance, October 1	$9,138	$201	$9,339	$9,424	$236	$9,660
Total comprehensive income (loss):
Net income (loss)	350	16	366	(608)	—	(608)
Foreign currency translation adjustments	(107)	(1)	(108)	(398)	(5)	(403)
Realized and unrealized gains (losses) on derivatives	3	—	3	(38)	—	(38)
Employee retirement plans	30	—	30	—	—	—

Other comprehensive loss	(74)	(1)	(75)	(436)	(5)	(441)

Comprehensive income (loss)	276	15	291	(1,044)	(5)	(1,049)

Other changes in equity:
Cash dividends
Cash dividends — common stock ($0.13 per share)	(87)	—	(87)	(76)	—	(76)
Dividends attributable to noncontrolling interests	—	(13)	(13)	—	(2)	(2)
Other, including options exercised	26	—	26	9	—	9

Ending balance, December 31	$9,353	$203	$9,556	$8,313	$229	$8,542

15.	Derivative Instruments and Hedging Activities
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

The Company has entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. As of December 31, 2009, the Company had 18 billion yen of foreign denominated debt outstanding designated as net investment hedges in the Company’s net investment in Japan.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company uses commodity contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. The maturities of the commodity contracts coincide with the expected purchase of the commodities. As of December 31, 2009, the Company had the following outstanding commodity hedge contracts that hedge forecasted purchases:

		Volume Outstanding
Commodity	Units	As of December 31, 2009
Copper	Pounds	9,030,000
Lead	Metric Tons	6,200
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2009, the Company had hedged approximately 3.2 million shares of its common stock.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. In the fourth quarter of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bond maturing on January 15, 2011 ($733 million).

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statement of financial position at December 31, 2009 (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2009
	Derivatives and Hedging	Derivatives and Hedging
	Activities Designated as	Activities Not Designated as
	Hedging Instruments under	Hedging Instruments under
	ASC 815	ASC 815
Other current assets
Foreign currency exchange derivatives	$32	$31
Commodity derivatives	11	—

Other noncurrent assets
Interest rate swaps	16	—
Equity swap	—	86
Foreign currency exchange derivatives	1	1

Total assets	$60	$118

Other current liabilities
Foreign currency exchange derivatives	41	24

Long-term debt
Fixed rate debt swapped to floating	706	—
Net investment hedges	195	—

Other noncurrent liabilities
Foreign currency exchange derivatives	1	1

Total liabilities	$943	$25

The following table presents the location and amount of gains and losses on derivative instruments and related hedge items included in the Company’s consolidated statement of income for the three months ended December 31, 2009 and gains and losses initially recognized in other comprehensive income (OCI) net of tax or cumulative translation adjustment (CTA) net of tax in the condensed consolidated statement of financial position at December 31, 2009 (in millions):

	As of December 31, 2009	For the three months ended December 31, 2009		For the three months ended December 31, 2009
Derivatives in ASC 815	Amount of Gain (Loss)	Location of Gain (Loss)	Amount of Gain (Loss)	Location of Gain (Loss)	Amount of Gain (Loss)
Cash Flow Hedging	Recognized in OCI on	Reclassified from AOCI into	Reclassified from AOCI into	Recognized in Income on	Recognized in Income on
Relationships	Derivative (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)
Foreign currency exchange derivatives	$(5)	Cost of sales	$(3)	Cost of sales	$—
Commodity derivatives	7	Cost of sales	(1)	Cost of sales	—

Total	$2		$(4)		$—

As of December 31, 2009
Amount of Gain (Loss)
Hedging Activities in ASC 815 Net Investment	Recognized in CTA on
Hedging Relationships	Derivative (Effective Portion)
Net investment hedges	$3

Total	$3

For the three months ended December 31, 2009, no gains or losses were reclassified from AOCI into income for the Company’s net investment hedges.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	For the three months ended December 31, 2009
		Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income	Recognized in Income on
Instruments under ASC 815	on Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$23
Foreign currency exchange derivatives	Net financing charges	(3)

Equity swap	Selling, general and administrative expenses	5

Total		$25

16.	Fair Value Measurements
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
Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a quarterly basis as of December 31, 2009 and 2008 (in millions):

	Fair Value Measurements Using:
		Quoted Prices in Active	Significant Other Observable	Significant Unobservable
	Total as of	Markets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency exchange derivatives	$65	$65	$—	$—
Commodity derivatives	11	—	11	—
Interest rate swaps	16	—	16	—
Equity swap	86	86	—	—

Total	$178	$151	$27	$—

Liabilities
Foreign currency exchange derivatives	$67	$67	$—	$—
Fixed rate debt swapped to floating	706	—	706	—
Foreign currency denominated debt	195	195	—	—

Total	$968	$262	$706	$—

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair Value Measurements Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Total as of	Markets	Observable Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Cross-currency interest rate swap	$31	$—	$31	$—
Equity swap	1	1	—	—

Total	$32	$1	$31	$—

Liabilities
Foreign currency exchange derivatives	$19	$19	$—	$—
Commodity derivatives	84	—	84	—
Interest rate swaps and related debt	495	—	495	—
Foreign currency denominated debt	1,165	1,165	—	—

Total	$1,763	$1,184	$579	$—

Valuation Methods
Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2009 and 2008.
Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper and polypropylene. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at December 31, 2009 and 2008.
Interest rate swaps and related debt — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. At December 31, 2009, the Company has three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bond maturing on January 15, 2011 ($733 million). At December 31, 2008, the Company had two fixed to floating interest rate swaps totaling $450 million to hedge the coupons of its 7.125% bond maturing on July 15, 2017 ($150 million) and 4.875% bond maturing on September 15, 2013 ($300 million). The Company settled interest rate swaps hedging $450 million of debt in the second quarter of fiscal 2009.
Equity swap — The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statement of income within selling, general and administrative expenses.
Foreign currency denominated debt — The Company has entered into certain foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.2 billion and $3.4 billion at December 31, 2009 and 2008, respectively, was determined using market quotes.
17.	Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. At December 31, 2009, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.
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
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which had significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for the building efficiency North America unitary products segment in the first quarter of fiscal 2009. The U.S. Air investment balance included in the condensed consolidated statement of financial position at December 31, 2009 was $57 million. The Company does not anticipate future impairment of this investment as, based on its current forecasts, a further decline in value that is other than temporary is not considered reasonably likely to occur.
18.	Segment Information
ASC 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has ten

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges and restructuring costs. General Corporate and other overhead expenses are allocated to business segments in determining segment income. Financial information relating to the Company’s reportable segments is as follows (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Net Sales
	Three Months
	Ended December 31,
	2009	2008
Building efficiency
North America systems	$482	$537
North America service	490	532
North America unitary products	163	133
Global workplace solutions	819	728
Europe	515	572
Rest of world	549	585

	3,018	3,087

Automotive experience
North America	1,596	1,403
Europe	2,114	1,439
Asia	393	289

	4,103	3,131

Power solutions	1,287	1,118

Total net sales	$8,408	$7,336

	Segment Income
	Three Months
	Ended December 31,
	2009	2008
Building efficiency
North America systems	$44	$55
North America service	15	34
North America unitary products	—	(176)
Global workplace solutions	5	6
Europe	(6)	12
Rest of world	46	48

	104	(21)

Automotive experience
North America	86	(170)
Europe	11	(147)
Asia	24	(12)

	121	(329)

Power solutions	181	40

Total segment income (loss)	$406	$(310)

Net financing charges	(35)	(56)

Income (loss) before income taxes	$371	$(366)

19.	Commitments and Contingencies
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
20.	Subsequent Events
ASC 855, “Subsequent Events,” requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through February 3, 2010, the date the financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

PricewaterhouseCoopers LLP
100 E. Wisconsin Ave., Suite 1800
Milwaukee WI 53202
Telephone (414) 212 1600
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 24, 2009 we expressed an unqualified opinion on those consolidated financial statements. An explanatory paragraph was included in our report for the adoption of guidance included in Accounting Standards Codification (ASC) 740, “Income Taxes,” prescribing how a company should recognize, measure, present, and discloses uncertain tax positions. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2009, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 3, 2010

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to Johnson Controls, Inc. and its consolidated subsidiaries.
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “guidance” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2009. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

The following information should be read in conjunction with the September 30, 2009 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2009 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended December 31, 2009, compared to the three months ended December 31, 2008.
Outlook
On January 22, 2010, the Company updated its fiscal 2010 guidance previously issued on October 13, 2009. The Company expects fiscal 2010 net sales to increase to $33 billion (compared to previously issued guidance of $31 billion), which would represent a 16% increase from prior year net sales, based on anticipated higher vehicle production in North America, increased power solutions aftermarket volumes and year over year growth in building efficiency later in fiscal 2010. Building efficiency segment margins are expected to be 5.6% — 5.8%, consistent with previously issued guidance. Automotive experience segment margins are expected to increase to 2.0% — 2.2%, and power solutions segment margins are expected to increase to 11.8% — 12.0%. Earnings are expected to increase to approximately $1.70 — $1.75 per diluted share (compared to previously issued guidance of $1.35 — $1.45 per diluted share), which is higher than fiscal 2009, primarily based on profitable conversion of increased net sales.
Liquidity and Capital Resources
The Company believes its capital resources and liquidity position at December 31, 2009, are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2010 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2009, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $8.8 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
The key financial assumptions used in calculating the pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. The Company’s most recent actuarial valuation utilized an expected rate of return of 8.5% and 6.0% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. The Company expects to contribute approximately $245 million in cash to its defined benefit pension plans in fiscal 2010.

Segment Analysis
Management evaluates the performance of the Company’s business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges and restructuring costs.
Summary

	Three Months Ended December 31,
(in millions)	2009	2008	Change
Net sales	$8,408	$7,336	15%
Segment income	406	(310)	*

*	Measure not meaningful
•	The $1.1 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($767 million) as a result of increased industry production levels by our major original equipment manufacturers (OEM’s), the favorable impact of foreign currency translation ($446 million), higher sales volumes in the power solutions business ($99 million) and higher global workplace solutions and unitary products demand in the building efficiency business ($68 million), partially offset by lower sales volumes in the other building efficiency businesses ($308 million).

•	The $716 million increase in segment income was primarily due to higher volumes in the automotive experience and power solutions businesses, prior year impairment charges recorded on an equity investment in the building efficiency North America unitary products segment ($152 million), prior year fixed asset impairment charges recorded in the automotive experience North America and Europe segments ($77 million and $33 million, respectively) and the favorable effects of foreign currency translation ($13 million), partially offset by lower overall volumes in the building efficiency businesses.
Building Efficiency

	Net Sales			Segment Income
	Three Months Ended			Three Months Ended
	December 31,			December 31,
(in millions)	2009	2008	Change	2009	2008	Change
North America systems	$482	$537	-10%	$44	$55	-20%
North America service	490	532	-8%	15	34	-56%
North America unitary products	163	133	23%	—	(176)	*
Global workplace solutions	819	728	13%	5	6	-17%
Europe	515	572	-10%	(6)	12	*
Rest of world	549	585	-6%	46	48	-4%

	$3,018	$3,087	-2%	$104	$(21)	*

*	Measure not meaningful.
Net Sales:
•	The decrease in North America systems was primarily due to lower volumes of control systems and equipment in the commercial construction and replacement markets ($60 million) partially offset by the favorable impact from foreign currency translation ($5 million).

•	The decrease in North America service was primarily due to lower truck-based business ($47 million) partially offset by the favorable impact of foreign currency translation ($5 million).

•	The increase in North America unitary products was primarily due to increases in the U.S. residential replacement market ($28 million) and the favorable impact of foreign currency translation ($2 million).

•	The increase in global workplace solutions was primarily due to the favorable impact of foreign currency translation ($51 million) and the impact of increased demand from existing and new customers ($40 million).

•	The decrease in Europe was primarily due to lower volumes across the region ($135 million) partially offset by the favorable impact of foreign currency translation ($78 million).

•	The decrease in rest of world was primarily due to volume decreases in Latin America ($34 million), Asia ($22 million) and Middle East ($10 million), partially offset by the favorable impact of foreign currency translation ($30 million).
Segment Income:
•	The decrease in North America systems was primarily due to lower volumes ($11 million) partially offset by the favorable impact of foreign currency translation ($1 million).

•	The decrease in North America service was primarily due to lower volumes in truck-based services ($12 million) and information technology implementation costs.

•	The increase in North America unitary products was primarily due to a prior year impairment charge recorded on an equity investment ($152 million), favorable volumes and margin rates ($15 million) and lower selling, general, and administrative expenses ($7 million).

•	The decrease in global workplace solutions was primarily due to higher selling, general, and administrative expenses ($3 million) partially offset by the favorable impact of foreign currency translation ($1 million).

•	The decrease in Europe was primarily due to lower sales volumes ($30 million) partially offset by lower selling, general and administrative expenses associated with new business wins ($11 million) and the favorable impact of foreign currency translation ($4 million).

•	The decrease in rest of world was primarily due to lower sales volumes ($15 million) partially offset by favorable margin rates ($13 million).
Automotive Experience

	Net Sales			Segment Income
	Three Months Ended			Three Months Ended
	December 31,			December 31,
(in millions)	2009	2008	Change	2009	2008	Change
North America	$1,596	$1,403	14%	$86	$(170)	*
Europe	2,114	1,439	47%	11	(147)	*
Asia	393	289	36%	24	(12)	*

	$4,103	$3,131	31%	$121	$(329)	*

*	Measure not meaningful.
Net Sales:
•	The increase in North America was primarily due to higher industry production volumes by all of the Company’s major OEM customers.

•	The increase in Europe was primarily due to higher production volumes and new customer awards ($504 million) and the favorable impact of foreign currency translation ($171 million).

•	The increase in Asia was primarily due to higher production volumes in Japan, Korea and China ($70 million) and the favorable impact of foreign currency translation ($34 million).

Segment Income:
•	The increase in North America was primarily due to a prior year impairment charge on fixed assets ($77 million), higher industry production volumes ($43 million), favorable purchasing and commercial costs ($52 million), favorable operating costs ($71 million) and higher equity income ($6 million).
•	The increase in Europe was primarily due to higher production volumes ($79 million), favorable purchasing costs ($35 million), a prior year impairment charge on fixed assets ($33 million) and the favorable impact of foreign currency translation ($5 million).
•	The increase in Asia was primarily due to higher equity income at our joint ventures mainly in China ($25 million) and higher production volumes ($11 million).
Power Solutions

	Three Months Ended
	December 31,
(in millions)	2009	2008	Change
Net sales	$1,287	$1,118	15%
Segment income	181	40	*

*	Measure not meaningful.
•	Net sales increased primarily due to higher sales volumes ($105 million), the favorable impact of foreign currency translation ($70 million) and the impact of higher lead costs on pricing ($6 million), partially offset by unfavorable price/product mix ($12 million).
•	Segment income increased primarily due to higher sales volumes ($54 million), the favorable impact of foreign currency translation ($2 million) and favorable net lead and other commodity costs net of pricing ($90 million), which includes a prior year $33 million out of period adjustment as discussed in Note 1, “Financial Statements,” to the financial statements. Partially offsetting these factors were higher selling, general and administrative costs ($7 million).
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
Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience – Europe of approximately $43 million, of which $15 million was identified in the quarter ended December 31, 2009, due to favorable severance negotiations and the decision to not close one of the previously planned plants in response to customer demand. In response to the depressed automotive industry in Europe, the Company has committed to the consolidation of one additional plant in Europe since the announcement of its 2009 Plan. The underspend of the initial 2009 Plan reserves will be utilized for this plant consolidation which is expected to occur in late fiscal 2010 and for additional costs to be incurred as part of power solutions and automotive experience – Europe’s original cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

The 2009 Plan includes workforce reductions of approximately 6,300 employees (2,900 for automotive experience – North America, 1,700 for automotive experience – Europe, 600 for automotive experience – Asia, 200 for building efficiency — North America, 400 for building efficiency – Europe, 200 for building efficiency –rest of world, and 300 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of December 31, 2009, approximately 5,000 of the employees have been separated from the Company pursuant to the 2009 Plan. In addition, the 2009 Plan includes 9 plant closures (3 for automotive experience – North America, 1 for automotive experience – Europe, 3 for automotive experience – Asia, 1 for building efficiency – rest of world, and 1 for power solutions). As of December 31, 2009, 6 of the 9 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.
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
Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for building efficiency – Europe and automotive experience – Europe of approximately $63 million, all of which was identified in fiscal 2009, due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan will be utilized for similar restructuring actions to be performed during fiscal 2010. The underspend incurred by building efficiency – Europe will be utilized for workforce reductions and plant consolidations in building efficiency – Europe. The underspend incurred by automotive experience – Europe will be utilized for one additional plant consolidation for automotive experience – Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.
The 2008 Plan includes workforce reductions of approximately 10,700 employees (3,700 for automotive experience – North America, 3,800 for automotive experience – Europe, 400 for building efficiency – North America, 1,500 for building efficiency –Europe, 800 for building efficiency – rest of world and 500 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of December 31, 2009, approximately 9,000 of the employees have been separated from the Company pursuant to the 2008 Plan. In addition, the 2008 Plan includes 22 plant closures (9 for automotive experience – North America, 10 for automotive experience – Europe, 1 for building efficiency – North America, and 2 for power solutions). As of December 31, 2009, 13 of the 22 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis or appraisals.
Net Financing Charges

	Three Months Ended
	December 31,
(in millions)	2009	2008	Change
Net financing charges	$35	$56	-38%

•	The decrease in net financing charges is primarily due to lower debt levels and lower interest rates in the current quarter.
Provision for Income Taxes

	Three Months Ended
	December 31,
(in millions)	2009	2008
Tax provision	$5	$242
Effective tax rate	1.3%	-66.1%
Estimated annual base effective tax rate	18.0%	24.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.
•	In the current fiscal quarter, the Company’s estimated annual effective income tax rate for continuing operations decreased from 24% in the prior year to 18%, primarily due to change in geographic split of income and global tax planning initiatives.
•	In the first quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $69 million of valuation allowances. This is comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.
•	As a result of certain recent events related to prior year tax planning initiatives, during the first quarter of fiscal 2010, the company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties, which impacts the effective tax rate.
Income Attributable to Noncontrolling Interests

	Three Months Ended
	December 31,
(in millions)	2009	2008	Change
Income attributable to noncontrolling interests	$16	$—	*

*	Measure not meaningful
•	The increase in income attributable to noncontrolling interests was primarily due to earnings at certain automotive experience joint ventures in North America.
Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended
	December 31,
(in millions)	2009	2008	Change
Net income (loss) attributable to Johnson Controls, Inc.	$350	$(608)	*

*	Measure not meaningful
•	The increase in net income was primarily due to higher volumes in the automotive experience and power solutions businesses, prior year impairment charges recorded on an equity investment in the building efficiency North America unitary products segment, prior year fixed asset impairment charges recorded in the automotive experience North America and Europe segments, lower net financing charges, a decrease in the provision for income taxes and the favorable effects of foreign currency translation, partially offset by lower overall volumes in the building efficiency businesses and higher income attributable to noncontrolling interests.

Backlog
Building efficiency’s backlog relates to its control systems and service activity. At December 31, 2009, the unearned backlog was $4.3 billion, or an 8% decrease compared to December 31, 2008. Excluding the positive impact of foreign currency, the backlog was lower by 10% at December 31, 2009 compared to December 31, 2008. The North America backlog was comparable to prior year levels, while there was a decline in Europe and the Middle East.
Financial Condition
Working Capital

	December 31,	September 30,		December 31,
(in millions)	2009	2009	Change	2008	Change
Working capital	$865	$1,147	-25%	$1,411	-39%

Accounts receivable	5,154	5,528	-7%	5,063	2%
Inventories	1,571	1,521	3%	1,935	-19%
Accounts payable	4,504	4,434	2%	3,779	19%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.
•	The decrease in working capital as compared to September 30, 2009 was primarily due to lower accounts receivable from improved collections and higher accounts payable due to increased purchasing activity and the timing of supplier payments, partially offset by higher inventory levels to support higher sales and a decrease in restructuring reserves. Compared to December 31, 2008, the decrease was primarily due to lower inventories based on increased turnover and higher accounts payable due to increased purchasing activity and the timing of supplier payments, partially offset by higher accounts receivable from higher sales and a decrease in restructuring reserves.
•	The Company’s days sales in accounts receivable (DSO) for the three months ended December 31, 2009 were 54, lower than 58 and 62 for the comparable periods ended September 30, 2009 and December 31, 2008, respectively. The decrease in accounts receivable compared to September 30, 2009 was primarily due to improved collections. The increase in accounts receivable compared to December 31, 2008 was primarily due to higher sales volumes in the current first quarter as compared to the same quarter in the prior year. There has been no significant adverse change in the level of overdue receivables or material changes in revenue recognition methods.
•	The Company’s inventory turns for the three months ended December 31, 2009 were slightly lower than the period ended September 30, 2009 primarily due to higher inventory production to meet increased demand. Inventory turns were higher compared to December 31, 2008, primarily due to increased sales volumes and improvements in inventory management.
•	Days payable at December 31, 2009 decreased to 68 days from 72 days at September 30, 2009 and 69 days at December 31, 2008 primarily due to the timing of supplier payments.

Cash Flows

	December 31,
(in millions)	2009	2008
Cash provided (used) by operating activities	$808	$(317)
Cash used by investing activities	(185)	(357)
Cash provided (used) by financing activities	(593)	492
Capital expenditures	(177)	(268)
•	The increase in cash from operating activities for three months ended December 31, 2009 was primarily due to higher net income attributable to Johnson Controls, Inc. in the current quarter, favorable working capital changes in accounts payable and accrued income taxes, partially offset by unfavorable working capital changes in accounts receivable and inventory.
•	The decrease in cash used by investing activities for the three months ended December 31, 2009 was primarily due to lower capital expenditures, lower long-term investments and no acquisitions in the current quarter.
•	The increase in cash used by financing activities for the three months ended December 31, 2009 was primarily the result of debt repayments in the current quarter.
•	The decrease in capital expenditures for the three months ended December 31, 2009 was primarily due to the timing of payments for investments made within the automotive experience business.
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
The Company has certain subsidiaries, mainly located in Brazil, France, Italy, Mexico, Spain, United Kingdom and the United States, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carry forward periods. In accordance with ASC 740, “Income Taxes,” the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.
In the first quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $69 million of valuation allowances. This is comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.
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

Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. At December 31, 2009, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.
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
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which had significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for its North America unitary products segment in the first quarter of fiscal 2009. The U.S. Air investment balance included in the condensed consolidated statement of financial position at December 31, 2009 was $57 million. The Company does not anticipate future impairment of this investment as, based on its current forecasts, a further decline in value that is other than temporary is not considered reasonably likely to occur.
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. At December 31, 2009, the Company concluded it did not have any triggering events requiring assessment of impairment of goodwill.

Capitalization

	December 31,	September 30,		December 31,
(in millions)	2009	2009	Change	2008
Total debt	$3,444	$3,966	-13%	$4,613
Equity attributable to Johnson Controls, Inc.	9,353	9,138	2%	8,313

Total capitalization	$12,797	$13,104	-2%	$12,926

Total debt as a % of total capitalization	27%	30%		36%

•	In fiscal 2008, the Company entered into new committed, revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009 the 100 million euro revolving facility expired and the Company entered into a new one year committed, revolving credit facility in the amount of 50 million euro expiring in May 2010. At December 31, 2009, there were no draws on the revolving credit facilities.
•	In January 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured. The Company used proceeds from commercial paper issuances to repay the loan agreement.
•	In February 2009, the Company entered into a $50 million, three year, floating rate bilateral loan agreement. The Company drew the entire amount under the loan agreement during the course of the second quarter of fiscal 2009. Also during the second quarter of fiscal 2009, the Company retired approximately $54 million in principal amount of its $800 million fixed rate bonds that mature in January 2011. The Company used proceeds from the $50 million floating rate loan agreement to retire the bonds. The Company retired the loan during the fourth quarter of fiscal 2009.
•	In March 2009, the Company closed concurrent public offerings. The Company issued $402.5 million aggregate amount of 6.5% senior, unsecured, fixed rate convertible notes that mature September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The Company also issued nine million Equity Units (the “Equity Units”) each of which has a stated amount of $50 in an aggregate principal amount of $450 million. The Equity Units consist of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date of March 31, 2012, subject to early settlement, a certain number of shares of the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.5% subordinated notes due 2042.
•	In September 2009, the Company settled the results of its previously announced offer to exchange (a) any and all of its outstanding 6.5% convertible senior notes due 2012 for the following consideration per $1,000 principal amount of convertible senior notes: (i) 89.3855 shares of the Company’s common stock, (ii) a cash payment of $120 and (iii) accrued and unpaid interest on the convertible senior notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer, approximately $400 million aggregate principal amount of convertible senior notes were exchanged for approximately 36 million shares of common stock and approximately $61 million in cash ($48 million of debt conversion payments and $13 million of accrued interest on the convertible senior notes). As a result of the exchange, the Company recognized approximately $57 million of debt conversion expenses within its consolidated statement of income which is comprised of $48 million of debt conversion costs on the exchange and a $9 million charge related to the write-off of unamortized debt issuance costs.
•	In September 2009, the Company settled the results of its previously announced offer to exchange up to 8,550,000 of its nine million outstanding Equity Units in the form of Corporate Units (the “Corporate Units”) comprised of a purchase contract obligating the holder to purchase from the Company shares of its common stock and a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.50% subordinated notes due 2042, for the following consideration per Corporate Unit: (i) 4.8579 shares of the Company’s common stock, (ii) a cash payment of $6.50 and (iii) a distribution consisting of the pro rata share of accrued and unpaid interest on the subordinated notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer approximately 8,082,085 Corporate Units (consisting of $404 million aggregate principal amount of outstanding 11.50% subordinated notes due 2042) were exchanged for approximately 39 million shares of common stock and approximately $65 million in cash ($52 million of debt conversion payments and $13 million of accrued interest payments on the subordinated notes). As a result of the exchange, the Company recognized approximately $54 million of debt conversion expenses within its consolidated statement of income which is comprised of $53 million of debt conversion costs on the exchange and a $1 million charge related to the write-off of unamortized debt issuance costs.
•	In November 2009, the Company repurchased 670 bonds ($670,000 par value) of its 6.5% convertible notes maturing September 30, 2012. The Company used cash to fund the repurchase.
•	In December 2009, the Company repurchased an additional 1,015 bonds ($1,015,000 par value) of its 6.5% convertible notes maturing September 30, 2012. The Company used cash to fund the repurchase.
•	In December 2009, the Company retired its 7 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.
•	In December 2009, the Company retired its 12 billion yen, three year, floating rate loan agreement that matured. The Company used cash to repay the note.
•	In December 2009 the Company retired approximately $13 million in principal amount of its $746 million fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.
•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of December 31, 2009, it could borrow up to $2.0 billion at its current debt ratings on committed and uncommitted credit lines.
•	The Company believes its capital resources and liquidity position at December 31, 2009, are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2010 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. There were no draws on the revolving credit facility as of December 31, 2009. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
•	The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of the Financial Accounting Standards Board (FASB) ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2009, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per our covenants was $8.8 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards
In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The Company is assessing the potential impact that the adoption of ASU No. 2009-17 will have on its consolidated financial condition and results of operations.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010) and, when adopted, will change the Company’s accounting treatment for multiple-element revenue arrangements on a prospective basis.
In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. The guidance requires enhanced transparency surrounding the types of plan assets and associated risks, as well as disclosure of information about fair value measurements of plan assets. This guidance is included in ASC 715, “Compensation – Retirement Benefits,” and is effective for the Company for the fiscal year ending September 30, 2010. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.
In December 2007, the FASB issued guidance changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this guidance changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance is included in ASC 805, “Business Combinations,” and is effective for the Company in the first quarter of fiscal 2010 (October 1, 2009). This guidance changes the Company’s accounting treatment for business combinations on a prospective basis.
In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. This guidance is included in ASC 810, “Consolidation,” and is effective for fiscal years beginning after December 15, 2008. This guidance is effective for the Company in the first quarter of fiscal 2010 (October 1, 2009). The adoption of this guidance has had no material impact on the Company’s consolidated financial condition and results of operations. Refer to Note 14, “Equity Attributable to Johnson Controls, Inc. and Noncontrolling Interests” for further discussion.
In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this guidance effective October 1, 2008. In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The provisions of this guidance for nonfinancial assets and nonfinancial liabilities are effective for the Company in the first quarter of fiscal 2010 (October 1, 2009) and will be applied prospectively to fair value assessments such as the Company’s goodwill impairment analysis.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2009, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, which was filed with the SEC on November 24, 2009, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.
Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 44 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
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
In connection with the Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended December 31, 2009.
The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended December 31, 2009.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of		Shares Purchased as	May Yet be
	Shares	Average Price	Part of the Publicly	Purchased under the
Period	Purchased	Paid per Share	Announced Program	Programs
10/1/09 - 10/31/09
Purchases by Company (1)	—	—	—	$102,394,713
11/1/09 - 11/30/09
Purchases by Company (1)	—	—	—	$102,394,713
12/1/09 - 12/31/09
Purchases by Company (1)	—	—	—	$102,394,713

10/1/09 - 10/31/09
Purchases by Citibank	—	—	—	NA
11/1/09 - 11/30/09
Purchases by Citibank	130,000	$26.82	—	NA
12/1/09 - 12/31/09
Purchases by Citibank	270,000	$26.83	—	NA

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on January 27, 2010. The Company’s shareholders approved the election of four directors to serve for a three-year term expiring in 2013:

	For	Withheld	Broker non-votes
David P. Abney	516,025,564	21,188,913	47,917,938
Robert L. Barnett	474,020,334	63,194,143	47,917,938
Eugenio Clariond Reyes-Retana	510,198,329	27,016,148	47,917,938
Jeffrey A. Joerres	420,569,278	116,645,199	47,917,938
The other directors of the Company whose terms in office expire after the 2010 Annual Meeting of Shareholders are as follows: terms expiring at the 2011 Annual Meeting of Shareholders — Natalie A. Black, Robert A. Cornog, William H. Lacy and Stephen A. Roell, and terms expiring at the 2012 Annual Meeting of Shareholders — Dennis W. Archer, Richard Goodman and Southwood J. Morcott.
The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2010 was approved by the shareholders with 577,591,345 shares voted for, 6,350,468 shares voted against and 1,190,602 shares abstaining.
The proposal requiring shareholder approval to adopt a majority vote standard passed by the shareholders with 417,014,489 shares voted for, 115,712,394 shares voted against, 3,906,802 shares abstaining and 48,498,730 broker non-votes.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 44 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: February 3, 2010	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the quarter ended December 31, 2009 and year ended September 30, 2009.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated February 3, 2010, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. *

*	Furnished herewith.