Form 10-Q
period 2010-03-31
JOHNSON CONTROLS INC
filed 2010-05-04
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-5097
JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0380010
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5757 North Green Bay Avenue
Milwaukee, Wisconsin	53209
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2010
Common Stock: $0.01 7/18 par value per share	672,703,016

JOHNSON CONTROLS, INC
FORM 10-Q
Report Index

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Financial Position at March 31, 2010, September 30, 2009 and March 31, 2009	3

Consolidated Statements of Income for the Three and Six Month Periods Ended March 31, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows for the Three and Six Month Periods Ended March 31, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	53

Part II. Other Information

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6. Exhibits	55

Signatures	56
EX-10.1
EX-10.2
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	March 31,	September 30,	March 31,
	2010	2009	2009
Assets

Cash and cash equivalents	$770	$761	$311
Accounts receivable — net	5,431	5,528	4,745
Inventories	1,579	1,521	1,648
Other current assets	2,124	2,016	1,748

Current assets	9,904	9,826	8,452

Property, plant and equipment — net	3,779	3,986	3,949
Goodwill	6,377	6,542	6,320
Other intangible assets — net	709	746	749
Investments in partially-owned affiliates	770	718	668
Other noncurrent assets	2,270	2,270	1,586

Total assets	$23,809	$24,088	$21,724

Liabilities and Equity

Short-term debt	$68	$658	$621
Current portion of long-term debt	675	140	176
Accounts payable	4,822	4,434	3,540
Accrued compensation and benefits	936	872	830
Other current liabilities	2,314	2,612	2,520

Current liabilities	8,815	8,716	7,687

Long-term debt	2,636	3,168	3,994
Postretirement health and other benefits	208	255	222
Other noncurrent liabilities	2,524	2,610	1,722

Long-term liabilities	5,368	6,033	5,938

Commitments and contingencies (Note 19)

Shareholders’ equity attributable to Johnson Controls, Inc.	9,407	9,138	7,900
Noncontrolling interests	219	201	199

Total equity	9,626	9,339	8,099

Total liabilities and equity	$23,809	$24,088	$21,724

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net sales
Products and systems*	$6,642	$4,717	$13,318	$10,364
Services*	1,675	1,598	3,407	3,287

	8,317	6,315	16,725	13,651
Cost of sales
Products and systems	5,715	4,362	11,471	9,635
Services	1,379	1,271	2,795	2,649

	7,094	5,633	14,266	12,284

Gross profit	1,223	682	2,459	1,367

Selling, general and administrative expenses	(847)	(803)	(1,730)	(1,662)
Restructuring costs	—	(230)	—	(230)
Net financing charges	(43)	(46)	(78)	(102)
Equity income (loss)	51	2	104	(134)

Income (loss) before income taxes	384	(395)	755	(761)

Provision (benefit) for income taxes	87	(183)	92	59

Net income (loss)	297	(212)	663	(820)

Income (loss) attributable to noncontrolling interests	23	(19)	39	(19)

Net income (loss) attributable to Johnson Controls, Inc.	$274	$(193)	$624	$(801)

Earnings (loss) per share
Basic	$0.41	$(0.33)	$0.93	$(1.35)
Diluted	$0.40	$(0.33)	$0.92	$(1.35)

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Operating Activities
Net income (loss) attributable to Johnson Controls, Inc.	$274	$(193)	$624	$(801)
Income (loss) attributable to noncontrolling interests	23	(19)	39	(19)

Net income (loss)	297	(212)	663	(820)

Adjustments to reconcile net income (loss) to
cash provided (used) by operating activities:
Depreciation	165	182	334	363
Amortization of intangibles	11	9	22	18
Equity in earnings of partially-owned affiliates, net of dividends received	(32)	27	(44)	211
Deferred income taxes	18	(78)	(44)	222
Impairment charges	19	46	19	156
Equity-based compensation	9	8	29	28
Other	24	(1)	33	14
Changes in working capital, excluding acquisitions:
Accounts receivable	(388)	196	(36)	1,324
Inventories	(41)	263	(97)	341
Other current assets	(24)	(92)	(111)	(7)
Restructuring reserves	(66)	83	(124)	31
Accounts payable and accrued liabilities	233	(97)	376	(1,753)
Accrued income taxes	(12)	(152)	1	(263)

Cash provided (used) by operating activities	213	182	1,021	(135)

Investing Activities
Capital expenditures	(134)	(158)	(311)	(426)
Sale of property, plant and equipment	5	—	24	3
Acquisition of businesses, net of cash acquired	(15)	(10)	(15)	(32)
Recoverable customer engineering expenditures	(16)	(26)	(38)	(48)
Settlement of cross-currency interest rate swaps	—	31	—	31
Changes in long-term investments	(25)	(15)	(30)	(63)

Cash used by investing activities	(185)	(178)	(370)	(535)

Financing Activities
Increase (decrease) in short-term debt — net	(295)	(362)	(579)	187
Increase in long-term debt	513	878	513	878
Repayment of long-term debt	(263)	(322)	(503)	(331)
Payment of cash dividends	(87)	(77)	(164)	(154)
Proceeds from the exercise of stock options	19	—	32	1
Other	64	(12)	59	16

Cash provided (used) by financing activities	(49)	105	(642)	597

Increase (decrease) in cash and cash equivalents	$(21)	$109	$9	$(73)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
1.	Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2009. The results of operations for the three and six month periods ended March 31, 2010 are not necessarily indicative of results for the Company’s 2010 fiscal year because of seasonal and other factors.

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

The financial results for the three and six month periods ended March 31, 2009 include an out of period adjustment made to correct an error related to the power solutions segment. The correction of the error, which reduced segment income by $29 million and $62 million in the three and six month periods ended March 31, 2009, respectively, primarily originated in fiscal 2007 and 2008 and resulted in the overstatement of inventory and understatement of cost of sales in prior periods. The Company determined that the impact of the error on the originating periods was immaterial, and accordingly a restatement of prior period amounts was not considered necessary. The Company also determined the impact of correcting the error in fiscal 2009 was not material.

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

Based upon the criteria set forth in ASC 810, the Company has determined that for the reporting periods ended March 31, 2010, September 30, 2009 and March 31, 2009 it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company funds the entities’ short-term liquidity needs. Both entities are consolidated within the automotive experience North America segment. The Company did not have a significant variable interest in any unconsolidated VIE’s for the presented reporting periods. The carrying amounts and classification of assets and liabilities included in our consolidated statements of financial position for consolidated VIE’s are as follows (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

	March 31,	September 30,	March 31,
	2010	2009	2009
Current assets	$161	$146	$88
Noncurrent assets	93	101	111

Total assets	$254	$247	$199

Current liabilities	$125	$103	$79
Noncurrent liabilities	—	—	—

Total liabilities	$125	$103	$79

2.	New Accounting Standards
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

In December 2007, the FASB issued guidance changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this guidance changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance is included in ASC 805, “Business Combinations,” and was adopted by the Company in the first quarter of fiscal 2010 (October 1, 2009). This guidance changes the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. This guidance is included in ASC 810, “Consolidation,” and was adopted by the Company in the first quarter of fiscal 2010 (October 1, 2009). The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations. Refer to Note 14, “Equity Attributable to Johnson Controls, Inc. and Noncontrolling Interests” for further discussion.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this guidance effective October 1, 2008. In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The provisions of this guidance for nonfinancial assets and nonfinancial liabilities were effective for the Company in the first quarter of fiscal 2010 (October 1, 2009) and will be applied prospectively to fair value assessments such as the Company’s long-lived asset impairment analyses.
3.	Acquisition of Businesses
In the first six months of fiscal 2010, the Company completed one acquisition for a purchase price of $18 million, of which $15 million was paid as of March 31, 2010. The acquisition was not material to the Company’s consolidated financial statements. In connection with the acquisition, the Company recorded goodwill of $8 million. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

In the first and second quarters of fiscal 2009, the Company completed two acquisitions for a combined purchase price of $37 million, of which $32 million was paid as of March 31, 2009. Neither of the acquisitions was material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $24 million.
4.	Percentage-of-Completion Contracts
The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $600 million, $579 million and $512 million at March 31, 2010, September 30, 2009, and March 31, 2009, respectively. Amounts included within other current liabilities were $602 million, $601 million and $609 million at March 31, 2010, September 30, 2009, and March 31, 2009, respectively.
5.	Inventories
Inventories consisted of the following (in millions):

	March 31,	September 30,	March 31,
	2010	2009	2009
Raw materials and supplies	$741	$712	$722
Work-in-process	247	225	215
Finished goods	681	674	795

FIFO inventories	1,669	1,611	1,732
LIFO reserve	(90)	(90)	(84)

Inventories	$1,579	$1,521	$1,648

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
6.	Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the six month period ended September 30, 2009 and the six month period ended March 31, 2010 were as follows (in millions):

			Currency
	March 31,	Business	Translation and	September 30,
	2009	Acquisitions	Other	2009
Building efficiency
North America systems	$513	$—	$12	$525
North America service	656	—	12	668
North America unitary products	481	—	9	490
Global workplace solutions	160	—	14	174
Europe	408	—	—	408
Rest of world	549	—	38	587
Automotive experience
North America	1,354	21	1	1,376
Europe	1,122	2	87	1,211
Asia	195	—	28	223
Power solutions	882	—	(2)	880

Total	$6,320	$23	$199	$6,542

			Currency
	September 30,	Business	Translation and	March 31,
	2009	Acquisitions	Other	2010
Building efficiency
North America systems	$525	$—	$1	$526
North America service	668	8	1	677
North America unitary products	490	—	—	490
Global workplace solutions	174	—	(5)	169
Europe	408	—	(34)	374
Rest of world	587	—	(13)	574
Automotive experience
North America	1,376	—	2	1,378
Europe	1,211	—	(91)	1,120
Asia	223	—	(9)	214
Power solutions	880	—	(25)	855

Total	$6,542	$8	$(173)	$6,377

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	March 31, 2010			September 30, 2009			March 31, 2009
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$277	$(182)	$95	$308	$(190)	$118	$297	$(173)	$124
Unpatented technology	23	(12)	11	24	(12)	12	23	(11)	12
Customer relationships	342	(61)	281	345	(56)	289	341	(48)	293
Miscellaneous	43	(16)	27	43	(13)	30	36	(13)	23

Total amortized intangible assets	685	(271)	414	720	(271)	449	697	(245)	452
Unamortized intangible assets
Trademarks	295	—	295	297	—	297	297	—	297

Total intangible assets	$980	$(271)	$709	$1,017	$(271)	$746	$994	$(245)	$749

Amortization of other intangible assets for the three month periods ended March 31, 2010 and 2009 was $11 million and $9 million, respectively. Amortization of other intangible assets for the six month periods ended March 31, 2010 and 2009 was $22 million and $18 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2011, 2012, 2013, 2014 and 2015 will be approximately $39 million, $33 million, $27 million, $25 million and $25 million, respectively.
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
The changes in the carrying amount of the Company’s total product warranty liability for the six months ended March 31, 2010 and 2009 were as follows (in millions):

	Six Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$344	$204
Accruals for warranties issued during the period	118	97
Accruals from acquisitions	2	—
Accruals related to pre-existing warranties (including changes in estimates)	(2)	—
Settlements made (in cash or in kind) during the period	(142)	(110)
Currency translation	(4)	(7)

Balance at end of period	$316	$184

8.	Restructuring Costs
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

Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience – Europe of approximately $43 million, all of which was identified prior to the current quarter, due to favorable severance negotiations and the decision to not close previously planned plants in response to increased customer demand. The underspend of the initial 2009 Plan reserves will be utilized for additional costs to be incurred as part of power solutions and automotive experience – Europe’s additional cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2009	$140	$2	$8	$150
Utilized — cash	(22)	—	—	(22)
Utilized — noncash	—	(2)	(1)	(3)
Noncash adjustment — underspend	(15)	—	—	(15)
Noncash adjustment — revised actions	15	—	—	15

Balance at December 31, 2009	$118	$—	$7	$125
Utilized — cash	(20)	—	—	(20)
Utilized — noncash	—	—	(8)	(8)

Balance at March 31, 2010	$98	$—	$(1)	$97

To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge relates to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2008 Plan by the end of 2011. The automotive-related restructuring is in response to the fundamentals of the European and North American automotive markets. The actions target reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially Europe. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its regional manufacturing capacity.

Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for building efficiency – Europe and automotive experience – Europe of approximately $117 million, of which $54 million was identified in the quarter ended March 31, 2010, due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan will be utilized for similar additional restructuring actions committed to be performed during fiscal 2010 and 2011. The underspend experienced by building efficiency – Europe will be utilized for workforce reductions and plant consolidations in building efficiency – Europe. The underspend experienced by automotive experience – Europe will be utilized for additional plant consolidations for automotive experience – North America and workforce reductions in building efficiency – Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Fixed Asset	Currency
	Benefits	Impairment	Translation	Total
Balance at September 30, 2009	$215	$—	$(18)	$197
Utilized — cash	(36)	—	—	(36)
Utilized — noncash	—	—	(1)	(1)

Balance at December 31, 2009	$179	$—	$(19)	$160
Noncash adjustment — underspend	(54)	—	—	(54)
Noncash adjustment — revised actions	35	19	—	54
Utilized — cash	(27)	—	—	(27)
Utilized — noncash	—	(19)	(8)	(27)

Balance at March 31, 2010	$133	$—	$(27)	$106

The 2008 and 2009 Plans include workforce reductions of approximately 20,100 employees (9,300 for automotive experience – North America, 5,100 for automotive experience – Europe, 1,100 for automotive experience – Asia, 400 for building efficiency – North America, 2,700 for building efficiency – Europe, 700 for building efficiency – rest of world, and 800 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of March 31, 2010, approximately 15,900 of the employees have been separated from the Company pursuant to the 2008 and 2009 Plans. In addition, the 2008 and 2009 Plans include 33 plant closures (13 for automotive experience – North America, 12 for automotive experience – Europe, 3 for automotive experience – Asia, 1 for building efficiency – North America, 1 for building efficiency – rest of world, and 3 for power solutions). As of March 31, 2010, 21 of the 33 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.

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
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $88 million and $85 million for the three months ended March 31, 2010 and 2009, respectively, and $175 million and $190 million for the six months ended March 31, 2010 and 2009, respectively. These expenditures are net of customer reimbursements of $81 million and $79 million for the three months ended March 31, 2010 and 2009, respectively, and $167 million and $166 million for the six months ended March 31, 2010 and 2009, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
10. Income Taxes
The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Federal, state and foreign income tax expense at annual effective rate	$69	$(122)	$136	$(235)

Effective tax rate adjustment	—	(7)	—	—
Valuation allowance adjustment	—	(45)	(93)	255
Restructuring charges	—	27	—	27
Impairment charges	—	—	—	48
Uncertain tax positions	—	—	31	—
Change in tax status of foreign subsidiary	—	(30)	—	(30)
Interest refund	—	(6)	—	(6)
Medicare Part D	18	—	18	—

Provision for income taxes	$87	$(183)	$92	$59

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2010, the Company’s estimated annual effective income tax rate from continuing operations was 18%. For the three and six months ended March 31, 2009, the Company increased its estimated annual effective income tax rate from continuing operations from 24% to 31%, primarily due to a geographical shift in income. This rate change created a tax benefit of $7 million in the second quarter of fiscal year 2009.

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

In the first quarter of fiscal 2010, the Company determined that it was more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $69 million of valuation allowances. This is comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
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

Restructuring Charge

In the second quarter of fiscal year 2009, the Company recorded a $27 million discrete period tax adjustment related to the second quarter 2009 restructuring costs using a blended statutory tax rate of 19.2%.

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

Uncertain Tax Positions

At September 30, 2009, the Company had gross tax effected unrecognized tax benefits of $1,049 million of which $874 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2009 was approximately $68 million (net of tax benefit). The net change in interest and penalties during the six months ended March 31, 2010 was $44 million, including $18 million of periodic interest expense on existing uncertain tax positions and $26 million related to the events described below, and was not material for the same period in fiscal 2009. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense or goodwill, when applicable.

As a result of certain recent events related to prior tax planning initiatives, during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties, which impacts the effective tax rate.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

Tax	Statute of
Jurisdiction	Limitations

Austria	5 years
Belgium	3 years
Brazil	5 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Spain	4 years
United Kingdom	6 years
United States — Federal	3 years
United States — State	3 to 5 years
In the U.S., the 2004 through 2006 fiscal years are currently under exam by the Internal Revenue Service (IRS) and the fiscal years 1999 to 2001 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2003 – 2005
Belgium	2005 – 2008
Brazil	2005 – 2008
Canada	2004 – 2006
France	2002 – 2009
Germany	2001 – 2007
Italy	2005 – 2007
Mexico	2003 – 2004
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

Interest Refund

The Company filed a claim for refund in the period ended March 31, 2009, with the IRS related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
Impacts of Tax Legislation

On March 23, 2010, the U.S. President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR3590). Included among the major provisions of the law is a change in the tax treatment of a portion of Medicare Part D medical payments. The Company recorded a noncash charge of approximately $18 million in the second quarter of fiscal year 2010 to reflect the impact of this change.

During the period ending March 31, 2010, tax legislation was adopted in various jurisdictions. Other than the item listed above, none of these changes will have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
11.	Retirement Plans
The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with ASC 715, “Compensation – Retirement Benefits” (in millions):

	U.S. Pension Plans
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$17	$16	$34	$33
Interest cost	38	39	76	79
Expected return on plan assets	(45)	(44)	(90)	(89)
Amortization of net actuarial loss	7	1	14	2
Amortization of prior service cost	1	1	1	1

Net periodic benefit cost	$18	$13	$35	$26

	Non-U.S. Pension Plans
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$10	$7	$19	$15
Interest cost	17	16	35	32
Expected return on plan assets	(16)	(13)	(32)	(26)
Amortization of net actuarial loss	2	1	5	2
Settlement loss	1	—	1	—

Net periodic benefit cost	$14	$11	$28	$23

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

	Postretirement Health and Other Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$1	$1	$2	$2
Interest cost	4	4	7	9
Amortization of net actuarial gain	—	—	—	(1)
Amortization of prior service credit	(5)	(1)	(9)	(3)

Net periodic benefit cost	$—	$4	$—	$7

12. Debt and Financing Arrangements
During the quarter ended March 31, 2010, the Company issued $500 million aggregate principal amount of 5.0% senior unsecured fixed rate notes due in fiscal 2020. Net proceeds from the issue were used for general corporate purposes including the retirement of short-term debt.

During the quarter ended March 31, 2010, the Company retired approximately $61 million in principal amount of its fixed rate bonds scheduled to mature on January 15, 2011. The Company used cash to fund the repurchases.

During the quarter ended March 31, 2010, the Company retired its 18 billion yen, three year, floating rate loan agreement scheduled to mature on January 18, 2011. The Company used cash to repay the note.

During the quarter ended December 31, 2009, the Company retired approximately $13 million in principal amount of its fixed rate bonds scheduled to mature on January 15, 2011. Additionally, the Company repurchased 1,685 bonds ($1,685,000 par value) of its 6.5% convertible senior notes scheduled to mature on September 30, 2012. The Company used cash to fund the repurchases.

During the quarter ended December 31, 2009, the Company retired its 12 billion yen, three year, floating rate loan agreement that matured. Additionally, the Company retired its 7 billion yen, three year, floating rate loan agreement scheduled to mature on January 18, 2011. The Company used cash to repay the notes.

In March 2009, the Company closed concurrent public offerings. The Company issued $402.5 million aggregate amount of 6.5% senior, unsecured, fixed rate convertible notes that mature September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The Company also issued nine million Equity Units (the “Equity Units”) each of which has a stated amount of $50 in an aggregate principal amount of $450 million. The Equity Units consist of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date of March 31, 2012, subject to early settlement, a certain number of shares of the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.5% subordinated notes due 2042. In September 2009, the Company settled the results of its previously announced offer to exchange any and all of its outstanding 6.5% convertible senior notes due 2012 and up to 8,550,000 of its nine million outstanding Equity Units in the form of Corporate Units. Upon settlement of the convertible senior notes exchange offer, approximately $400 million aggregate principal amount of convertible senior notes were exchanged for approximately 36 million shares of common stock and approximately $61 million in cash ($48 million of debt conversion payments and $13 million of accrued interest on the convertible senior notes). Upon settlement of the Equity Units exchange offer approximately 8,082,085 Corporate Units (consisting of $404 million aggregate principal amount of outstanding 11.50% subordinated notes due 2042) were exchanged for approximately 39 million shares of common stock and approximately $65 million in cash ($52 million of debt conversion payments and $13 million of accrued interest payments on the subordinated notes).

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Income Available to Common Shareholders

Basic income (loss) available to common shareholders	$274	$(193)	$624	$(801)
Interest expense, net of tax	1	—	4	—

Diluted income (loss) available to common shareholders	$275	$(193)	$628	$(801)

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	671.7	593.6	671.1	593.5
Effect of dilutive securities:
Stock options	6.3	—	6.1	—
Equity units	4.5	—	4.5	—
Convertible senior notes	0.1	—	0.1	—

Diluted weighted average shares outstanding	682.6	593.6	681.8	593.5

Antidilutive Securities
Options to purchase common shares	0.8	—	0.8	—
For the three and six months ended March 31, 2009, the total weighted average of potential dilutive shares due to stock options, Equity Units and the convertible senior notes was 14.9 million and 8.1 million, respectively. However, these items were not included in the computation of diluted net loss per common share for the three and six months ended March 31, 2009, since to do so would decrease the loss per share.
During each of the three months ended March 31, 2010 and 2009, the Company declared a dividend of $0.13 per common share and during each of the six months ended March 31, 2010 and 2009, the Company declared two quarterly dividends totaling $0.26 per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.
14.    Equity Attributable to Johnson Controls, Inc. and Noncontrolling Interests
In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. In addition, the guidance changes the presentation and accounting for noncontrolling interests, and requires that equity presented in the consolidated financial statements include amounts attributable to Johnson Controls, Inc. shareholders and the noncontrolling interests. This guidance is included in ASC 810, “Consolidation,” and was effective for the Company October 1, 2009.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
The following schedule presents changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Equity	Equity		Equity	Equity
	Attributable to	Attributable to		Attributable to	Attributable to
	Johnson	Noncontrolling		Johnson	Noncontrolling
	Controls, Inc.	Interests	Total Equity	Controls, Inc.	Interests	Total Equity
Beginning balance, December 31	$9,353	$203	$9,556	$8,313	$229	$8,542
Total comprehensive income (loss):
Net income (loss)	274	23	297	(193)	(19)	(212)
Foreign currency translation adjustments	(175)	(3)	(178)	(178)	(3)	(181)
Realized and unrealized gains on derivatives	4	—	4	40	—	40
Employee retirement plans	8	—	8	—	—	—

Other comprehensive loss	(163)	(3)	(166)	(138)	(3)	(141)

Comprehensive income (loss)	111	20	131	(331)	(22)	(353)

Other changes in equity:
Cash dividends - common stock ($0.13 per share)	(87)	—	(87)	(78)	—	(78)
Dividends attributable to noncontrolling interests	—	(4)	(4)	—	(8)	(8)
Other, including options exercised	30	—	30	(4)	—	(4)

Ending balance, March 31	$9,407	$219	$9,626	$7,900	$199	$8,099

	Six Months Ended March 31, 2010			Six Months Ended March 31, 2009
	Equity	Equity		Equity	Equity
	Attributable to	Attributable to		Attributable to	Attributable to
	Johnson	Noncontrolling		Johnson	Noncontrolling
	Controls, Inc.	Interests	Total Equity	Controls, Inc.	Interests	Total Equity
Beginning balance, October 1	$9,138	$201	$9,339	$9,424	$236	$9,660
Total comprehensive income (loss):
Net income (loss)	624	39	663	(801)	(19)	(820)
Foreign currency translation adjustments	(282)	(4)	(286)	(576)	(8)	(584)
Realized and unrealized gains on derivatives	7	—	7	2	—	2
Employee retirement plans	38	—	38	—	—	—

Other comprehensive loss	(237)	(4)	(241)	(574)	(8)	(582)

Comprehensive income (loss)	387	35	422	(1,375)	(27)	(1,402)

Other changes in equity:
Cash dividends - common stock ($0.13 per share)	(174)	—	(174)	(154)	—	(154)
Dividends attributable to noncontrolling interests	—	(17)	(17)	—	(10)	(10)
Other, including options exercised	56	—	56	5	—	5

Ending balance, March 31	$9,407	$219	$9,626	$7,900	$199	$8,099

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
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
The Company has entered into foreign currency denominated debt obligations and cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations and cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2009 and September 30, 2009, the Company had 37 billion yen of foreign denominated debt designated as a net investment hedge. During the first quarter of fiscal 2010, the Company retired 19 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. During the second quarter of fiscal 2010, the Company retired the remaining 18 billion yen of foreign denominated debt which has previously been designated as a net investment hedge in the Company’s net investment in Japan. In its place, the Company entered into three cross-currency interest rate swaps totaling 20 billion yen.
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

		Volume Outstanding as of
Commodity	Units	March 31, 2010	September 30, 2009	March 31, 2009
Copper	Pounds	15,915,000	12,180,000	17,850,000
Lead	Metric Tons	21,132	—	7,000
Polypropylene	Pounds	—	—	12,600,000
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
the liabilities at a stated amount. As of March 31, 2010, September 30, 2009 and March 31, 2009, the Company had hedged approximately 3.2 million, 2.8 million and 1.5 million shares of its common stock, respectively.
The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. In the fourth quarter of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bonds maturing on January 15, 2011. In the second quarter of fiscal 2010, the Company unwound $100 million of one of the three outstanding interest rate swaps. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.80% bond maturing November 15, 2012 and two fixed to floating swaps totaling $300 million to hedge the coupon of its 4.875% bond maturing September 15, 2013. At March 31, 2009, the Company did not have did not have any interest rate swaps outstanding.
The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as			Derivatives and Hedging Activities Not Designated
	Hedging Instruments under ASC 815			as Hedging Instruments under ASC 815
	March 31,	September 30,	March 31,	March 31,	September 30,	March 31,
	2010	2009	2009	2010	2009	2009
Other current assets
Foreign currency exchange derivatives	$33	$40	$44	$24	$36	$27
Commodity derivatives	9	7	—	—	—	—
Net investment hedges	4	—	—	—	—	—
Interest rate swaps	2	—	—	—	—	—
Equity swap	—	—	—	—	—	18
Other noncurrent assets
Interest rate swaps	2	5	—	—	—	—
Commodity derivatives	2	—	—	—	—	—
Equity swap	—	—	—	104	70	—
Foreign currency exchange derivatives	—	1	2	—	1	2

Total assets	$52	$53	$46	$128	$107	$47

Current portion of long-term debt
Net investment hedges	$—	$134	$123	$—	$—	$—
Fixed rate debt swapped to floating	598	—	—	—	—	—
Other current liabilities
Foreign currency exchange derivatives	31	44	62	20	27	18
Commodity derivatives	2	1	37	—	—	—
Long-term debt
Fixed rate debt swapped to floating	399	704	—	—	—	—
Net investment hedges	—	278	256	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	1	3	—	1	2

Total liabilities	$1,031	$1,162	$481	$20	$28	$20

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
The following table presents the location and amount of gains and losses on derivative instruments and related hedge items included in the Company’s consolidated statements of income for the three and six months ended March 31, 2010 and the three months ended March 31, 2009 and gains and losses initially recognized in other comprehensive income (OCI) net of tax or cumulative translation adjustment (CTA) net of tax in the condensed consolidated statements of financial position (in millions):

	As of	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2010		March 31, 2010
		Location of Gain	Amount of Gain
	Amount of Gain	(Loss) Reclassified	(Loss) Reclassified	Location of Gain	Amount of Gain
	(Loss) Recognized in	from AOCI into	from AOCI into	(Loss) Recognized in	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	OCI on Derivative	Income (Effective	Income (Effective	Income on Derivative	Income on Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	(Ineffective Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$1	Cost of sales	$(1)	Cost of sales	$—
Commodity derivatives	6	Cost of sales	3	Cost of sales	—

Total	$7		$2		$—

	Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2010
	Location of Gain	Amount of Gain
	(Loss) Reclassified	(Loss) Reclassified	Location of Gain	Amount of Gain
	from AOCI into	from AOCI into	(Loss) Recognized in	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	Income (Effective	Income (Effective	Income on Derivative	Income on Derivative
Hedging Relationships	Portion)	Portion)	(Ineffective Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	Cost of sales	$(4)	Cost of sales	$—
Commodity derivatives	Cost of sales	2	Cost of sales	—

Total		$(2)		$—

	As of	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2009		March 31, 2009
		Location of Gain	Amount of Gain
	Amount of Gain	(Loss) Reclassified	(Loss) Reclassified	Location of Gain	Amount of Gain
	(Loss) Recognized in	from AOCI into	from AOCI into	(Loss) Recognized in	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	OCI on Derivative	Income (Effective	Income (Effective	Income on Derivative	Income on Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	(Ineffective Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$(10)	Cost of sales	$(7)	Cost of sales	$—
Commodity derivatives	(31)	Cost of sales	(46)	Cost of sales	(4)

Total	$(41)		$(53)		$(4)

	As of	As of
	March 31, 2010	March 31, 2009
	Amount of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Recognized in
	CTA on Outstanding	CTA on Outstanding
Hedging Activities in ASC 815 Net	Derivatives (Effective	Derivatives (Effective
Investment Hedging Relationships	Portion)	Portion)
Net investment hedges	$3	$(8)

Total	$3	$(8)

For the three and six months ended March 31, 2010 and the three months ended March 31, 2009, no gains or losses were reclassified from AOCI into income for the Company’s outstanding net investment hedges.

		Three Months Ended	Six Months Ended
		March 31, 2010	March 31, 2010
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative	Derivative
Interest rate swap	Net financing charges	$(11)	$—
Fixed rate debt swapped to floating	Net financing charges	8	6

Total		$(3)	$6

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

Three Months Ended
March 31, 2009
Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate swap	Net financing charges	$—
Fixed rate debt swapped to floating	Net financing charges	—

Total		$—

		Three Months Ended	Six Months Ended
		March 31, 2010	March 31, 2010
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$65	$88
Foreign currency exchange derivatives	Net financing charges	(54)	(57)
Equity swap	Selling, general and administrative expenses	18	23

Total		$29	$54

		Three Months Ended
		March 31, 2009
		Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$(76)
Foreign currency exchange derivatives	Net financing charges	79
Equity swap	Selling, general and administrative expenses	4
Commodity derivatives	Cost of sales	(3)

Total		$4

16.	Fair Value Measurements
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2010, September 30, 2009 and March 31, 2009 (in millions):

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$57	$57	$—	$—
Commodity derivatives	9	—	9	—
Cross-currency interest rate swaps	4	—	4	—
Interest rate swaps	2	—	2	—
Other noncurrent assets
Interest rate swaps	2	—	2	—
Commodity derivatives	2	—	2	—
Equity swap	104	104	—	—

Total	$180	$161	$19	$—

Current portion of long-term debt
Fixed rate debt swapped to floating	$598	$—	$598	$—
Other current liabilities
Foreign currency exchange derivatives	51	51	—	—
Commodity derivatives	2	—	2	—
Long-term debt
Fixed rate debt swapped to floating	399	—	399	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	1	—	—

Total	$1,051	$52	$999	$—

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$76	$76	$—	$—
Commodity derivatives	7	—	7	—
Other noncurrent assets
Interest rate swaps	5	—	5	—
Equity swap	70	70	—	—
Foreign currency exchange derivatives	2	2	—	—

Total	$160	$148	$12	$—

Current portion long-term debt
Foreign currency denominated debt	$134	$134	$—	$—
Other current liabilities
Foreign currency exchange derivatives	71	71	—	—
Commodity derivatives	1	—	1	—
Long-term debt
Fixed rate debt swapped to floating	704	—	704	—
Foreign currency denominated debt	278	278	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—

Total	$1,190	$485	$705	$—

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$71	$71	$—	$—
Equity swap	18	18	—	—
Other noncurrent assets
Foreign currency exchange derivatives	4	4	—	—

Total	$93	$93	$—	$—

Current portion long-term debt
Foreign currency denominated debt	$123	$123	$—	$—
Other current liabilities
Foreign currency exchange derivatives	80	80	—	—
Commodity derivatives	37	—	37	—
Long-term debt
Foreign currency denominated debt	256	256	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	5	5	—	—

Total	$501	$464	$37	$—

Valuation Methods
Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2010, September 30, 2009 and March 31, 2009.
Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper and polypropylene. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at March 31, 2010, September 30, 2009 and March 31, 2009.
Cross-currency interest rate swap — The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using market assumptions. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. The Company entered into three cross-currency swaps totaling

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
20 billion yen during the second quarter of fiscal 2010. These swaps are designated as hedges in the Company’s net investment in Japan. There were no cross-currency interest rate swaps outstanding at September 30, 2009 and March 31, 2009.
Interest rate swaps and related debt — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. In the fourth quarter of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bonds maturing on January 15, 2011. In the second quarter of fiscal 2010, the Company unwound a $100 million portion of one of the three interest swaps mentioned above. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.80% bond maturing November 15, 2012 and two fixed to floating swaps totaling $300 million to hedge the coupons of its 4.875% bond maturing September 15, 2013. At March 31, 2009, the Company did not have any interest rate swaps outstanding.
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
Foreign currency denominated debt — The Company has entered into certain foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2009 and September 30, 2009, the Company had 37 billion yen of foreign denominated debt designated as a net investment hedge. During the first quarter of fiscal 2010, the Company retired 19 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. During the second quarter of fiscal 2010, the Company retired the remaining 18 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan.
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.5 billion, $3.4 billion and $3.6 billion at March 31, 2010, September 30, 2009 and March 31, 2009, respectively, was determined using market quotes.
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
In the second quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to planned plant closures for the North America automotive experience segment. These closures are a result of the Company’s revised restructuring actions to the 2008 Plan. Refer to Note 8, “Restructuring Costs,” for further information regarding the 2008 Plan. As a result, the Company reviewed its long-lived assets for impairment and recorded a $19 million impairment charge in the second quarter of fiscal 2010 related to the North America automotive experience segment. This impairment charge was offset by a decrease in

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
the Company’s restructuring reserve related to the 2008 Plan due to lower employee severance and termination benefit cash payments than previously expected, as discussed further in Note 8. The impairment was measured under an income approach utilizing forecasted discounted cash flows for fiscal 2010 through 2014 to fair value the impaired assets. This method is consistent with the method we have employed in prior periods to value other long-lived assets. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
At March 31, 2010, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.
In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 8, “Restructuring Costs,” for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the Europe automotive experience segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.
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
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which had significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for the building efficiency North America unitary products segment in the first quarter of fiscal 2009. The U.S. Air investment balance included in the condensed consolidated statement of financial position at March 31, 2010 was $54 million. The Company does not anticipate future impairment of this investment as, based on its current forecasts, a further decline in value that is other than temporary is not considered reasonably likely to occur.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
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
March 31, 2010
(unaudited)
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

	Net Sales
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Building efficiency
North America systems	$519	$571	$1,001	$1,108
North America service	484	526	974	1,058
North America unitary products	168	117	331	250
Global workplace solutions	798	659	1,617	1,387
Europe	437	498	952	1,070
Rest of world	567	594	1,116	1,179

	2,973	2,965	5,991	6,052

Automotive experience
North America	1,645	888	3,241	2,291
Europe	2,091	1,333	4,205	2,772
Asia	430	224	823	513

	4,166	2,445	8,269	5,576

Power solutions	1,178	905	2,465	2,023

Total net sales	$8,317	$6,315	$16,725	$13,651

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

	Segment Income
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Building efficiency
North America systems	$62	$55	$106	$110
North America service	7	37	22	71
North America unitary products	7	(49)	7	(225)
Global workplace solutions	10	8	15	14
Europe	(10)	12	(16)	24
Rest of world	28	27	74	75

	104	90	208	69

Automotive experience
North America	110	(166)	196	(336)
Europe	50	(94)	61	(241)
Asia	29	(15)	53	(27)

	189	(275)	310	(604)

Power solutions	134	66	315	106

Total segment income (loss)	$427	$(119)	$833	$(429)

Net financing charges	(43)	(46)	(78)	(102)
Restructuring costs	—	(230)	—	(230)

Income (loss) before income taxes	$384	$(395)	$755	$(761)

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
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
The Company has evaluated subsequent events and determined that no significant subsequent events have occurred requiring adjustment to the financial statements or disclosures.

PricewaterhouseCoopers LLP
100 E. Wisconsin Ave., Suite 1800
Milwaukee WI 53202
Telephone (414) 212 1600
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Johnson Controls, Inc.
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of income and the condensed consolidated statements of cash flows for the three-month and six-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 24, 2009 we expressed an unqualified opinion on those consolidated financial statements. An explanatory paragraph was included in our report for the adoption of guidance included in Accounting Standards Codification (ASC) 740, “Income Taxes,” prescribing how a company should recognize, measure, present, and disclose uncertain tax positions. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2009, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 4, 2010

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
Our power solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. We serve both automotive original equipment manufacturers and the general vehicle battery aftermarket. We offer Absorbent Glass Mat (AGM) and lithium-ion battery technologies to power hybrid vehicles.

The following information should be read in conjunction with the September 30, 2009 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2009 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended March 31, 2010 compared to the three months ended March 31, 2009, while references to “Year-to-Date” refer to the six months ended March 31, 2010 compared to the six months ended March 31, 2009.
Outlook
On April 23, 2010, the Company updated its fiscal 2010 guidance previously updated on January 22, 2010. The Company expects fiscal 2010 net sales to increase to $33.5 billion, which would represent an 18% increase from prior year net sales, based on anticipated higher vehicle production, increased power solutions aftermarket volumes and year over year growth in building efficiency in the second half of fiscal 2010. Building efficiency segment margins are expected to be 5.6% — 5.8%, consistent with previously issued guidance. Automotive experience segment margins are expected to increase to 3.1% — 3.3%, and power solutions segment margins are expected to increase to 12.6% - 12.8%. Earnings, excluding the impact of one-time tax items, are expected to increase to approximately $1.90 — $1.95 per diluted share, which is higher than fiscal 2009, primarily based on profitable conversion of increased net sales.
Liquidity and Capital Resources
The Company believes its capital resources and liquidity position at March 31, 2010, are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2010 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. The Company does not have any significant debt maturities until fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2010, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $9.0 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
The key financial assumptions used in calculating the pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. The Company’s most recent actuarial valuation utilized an expected rate of return of 8.5% and an average of 6.0% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. During the first six months of fiscal 2010, the Company has made approximately $146 million in total pension contributions. The Company expects to contribute approximately $300 million in cash to its defined benefit pension plans in fiscal 2010.

Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges and restructuring costs.
Summary

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2010	2009	Change	2010	2009	Change
Net sales	$8,317	$6,315	32%	$16,725	$13,651	23%
Segment income	427	(119)	*	833	(429)	*

*	Measure not meaningful
Three Months:
•	The $2.0 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($1.6 billion) as a result of increased industry production levels by our major original equipment manufacturers (OEM’s), the favorable impact of foreign currency translation ($286 million), higher sales volumes in the power solutions business ($233 million) and higher global workplace solutions and unitary products demand in the building efficiency business ($138 million), partially offset by lower sales volumes in the other building efficiency businesses ($258 million).

•	The $546 million increase in segment income was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating and purchasing costs in the automotive experience North America and Europe segments and the favorable effects of foreign currency translation ($11 million), partially offset by lower overall volumes in the building efficiency businesses.
Year-to-Date:
•	The $3.1 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($2.4 billion) as a result of increased industry production levels by our major OEM’s, the favorable impact of foreign currency translation ($732 million), higher sales volumes in the power solutions business ($332 million) and higher global workplace solutions and unitary products demand in the building efficiency business ($206 million), partially offset by lower sales volumes in the other building efficiency businesses ($566 million).

•	The $1.3 billion increase in segment income was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating and purchasing costs in the automotive experience North America and Europe segments, impairment charges recorded on an equity investment in the prior year first quarter in the building efficiency North America unitary products segment ($152 million), fixed asset impairment charges recorded in the prior year first quarter in the automotive experience North America and Europe segments ($77 million and $33 million, respectively) and the favorable effects of foreign currency translation ($24 million), partially offset by lower overall volumes in the building efficiency businesses.

Building Efficiency — Net Sales

	Net Sales			Net Sales
	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2010	2009	Change	2010	2009	Change

North America systems	$519	$571	-9%	$1,001	$1,108	-10%
North America service	484	526	-8%	974	1,058	-8%
North America unitary products	168	117	44%	331	250	32%
Global workplace solutions	798	659	21%	1,617	1,387	17%
Europe	437	498	-12%	952	1,070	-11%
Rest of world	567	594	-5%	1,116	1,179	-5%

	$2,973	$2,965	0%	$5,991	$6,052	-1%

Three Months:
•	The decrease in North America systems was primarily due to lower volumes of control systems and equipment in the commercial construction and replacement markets ($60 million) partially offset by the favorable impact from foreign currency translation ($8 million).

•	The decrease in North America service was primarily due to lower truck-based business ($51 million) partially offset by the favorable impact of foreign currency translation ($9 million).

•	The increase in North America unitary products was primarily due to increases in the U.S. residential replacement market ($49 million) and the favorable impact of foreign currency translation ($2 million).

•	The increase in global workplace solutions was primarily due to the impact of increased demand from existing and new customers ($89 million) and the favorable impact of foreign currency translation ($50 million).

•	The decrease in Europe was primarily due to lower volumes across the region ($97 million) partially offset by the favorable impact of foreign currency translation ($36 million).

•	The decrease in rest of world was primarily due to volume decreases in the Middle East ($32 million), Latin America ($9 million) and other global businesses ($18 million), partially offset by volume increases in Asia ($9 million) and the favorable impact of foreign currency translation ($23 million).
Year-to-Date:
•	The decrease in North America systems was primarily due to lower volumes of control systems and equipment in the commercial construction and replacement markets ($120 million) partially offset by the favorable impact from foreign currency translation ($13 million).

•	The decrease in North America service was primarily due to lower truck-based business ($98 million) partially offset by the favorable impact of foreign currency translation ($14 million).

•	The increase in North America unitary products was primarily due to increases in the U.S. residential replacement market ($77 million) and the favorable impact of foreign currency translation ($4 million).

•	The increase in global workplace solutions was primarily due to the impact of increased demand from existing and new customers ($129 million) and the favorable impact of foreign currency translation ($101 million).

•	The decrease in Europe was primarily due to lower volumes across the region ($232 million) partially offset by the favorable impact of foreign currency translation ($114 million).

•	The decrease in rest of world was primarily due to volume decreases in Latin America ($43 million), Middle East ($42 million), Asia ($13 million) and other global businesses ($18 million), partially offset by the favorable impact of foreign currency translation ($53 million).
Building Efficiency — Segment Income

	Segment Income			Segment Income
	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2010	2009	Change	2010	2009	Change

North America systems	$62	$55	13%	$106	$110	-4%
North America service	7	37	-81%	22	71	-69%
North America unitary products	7	(49)	*	7	(225)	*
Global workplace solutions	10	8	25%	15	14	7%
Europe	(10)	12	*	(16)	24	*
Rest of world	28	27	4%	74	75	-1%

	$104	$90	16%	$208	$69	*

*	Measure not meaningful
Three Months:
•	The increase in North America systems was primarily due to favorable margin rates ($14 million), lower selling, general and administrative expenses ($12 million) and the favorable impact of foreign currency translation ($1 million), partially offset by reserves for existing customers ($11 million) and lower volumes ($10 million).

•	The decrease in North America service was primarily due to lower volumes in truck-based services ($12 million) and inventory adjustments and information technology implementation costs ($25 million), partially offset by lower selling, general and administrative expenses ($4 million) and the favorable impact of foreign currency translation ($1 million).

•	The increase in North America unitary products was primarily due to favorable volumes and margin rates ($30 million), prior year inventory related charges ($20 million) and lower selling, general, and administrative expenses ($5 million).

•	The increase in global workplace solutions was primarily due to higher volumes ($7 million) and the favorable impact of foreign currency translation ($1 million), partially offset by unfavorable margin rates ($3 million).

•	The decrease in Europe was primarily due to lower sales volumes ($22 million) partially offset by the favorable impact of foreign currency translation ($1 million).

•	The increase in rest of world was primarily due to favorable margin rates ($13 million) partially offset by lower volumes ($11 million).
Year-to-Date:
•	The decrease in North America systems was primarily due to lower volumes ($21 million) and reserves for existing customers ($11 million), partially offset by favorable margin rates ($14 million), lower selling, general and administrative expenses ($12 million) and the favorable impact of foreign currency translation ($2 million).

•	The decrease in North America service was primarily due to lower volumes in truck-based services ($24 million) and inventory adjustments and information technology implementation costs ($28 million), partially offset by lower selling, general and administrative expenses ($4 million) and the favorable impact of foreign currency translation ($1 million).

•	The increase in North America unitary products was primarily due to impairment charges recorded on an equity investment in the prior year first quarter ($152 million), favorable volumes and margin rates ($45 million), prior year inventory related charges ($20 million) and lower selling, general, and administrative expenses ($12 million).

•	The increase in global workplace solutions was primarily due to higher volumes ($7 million) and the favorable impact of foreign currency translation ($2 million), partially offset by higher selling, general, and administrative expenses ($3 million) and unfavorable margin rates ($3 million).

•	The decrease in Europe was primarily due to lower sales volumes ($52 million) partially offset by lower selling, general and administrative expenses ($11 million) and the favorable impact of foreign currency translation ($5 million).

•	The decrease in rest of world was primarily due to lower volumes ($26 million) partially offset by favorable margin rates ($26 million).
Automotive Experience — Net Sales

	Net Sales			Net Sales
	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2010	2009	Change	2010	2009	Change

North America	$1,645	$888	85%	$3,241	$2,291	41%
Europe	2,091	1,333	57%	4,205	2,772	52%
Asia	430	224	92%	823	513	60%

	$4,166	$2,445	70%	$8,269	$5,576	48%

Three Months:
•	The increase in North America was primarily due to higher industry production volumes by all of the Company’s major OEM customers ($717 million) and net favorable commercial settlements and pricing ($40 million).

•	The increase in Europe was primarily due to higher production volumes and new customer awards ($678 million) and the favorable impact of foreign currency translation ($80 million).

•	The increase in Asia was primarily due to higher production volumes in Japan, Korea, Thailand and China ($168 million) and the favorable impact of foreign currency translation ($38 million).
Year-to-Date:
•	The increase in North America was primarily due to higher industry production volumes by all of the Company’s major OEM customers ($910 million) and net favorable commercial settlements and pricing ($40 million).

•	The increase in Europe was primarily due to higher production volumes and new customer awards ($1.2 billion) and the favorable impact of foreign currency translation ($251 million).

•	The increase in Asia was primarily due to higher production volumes in Japan, Korea, Thailand and China ($238 million) and the favorable impact of foreign currency translation ($72 million).

Automotive Experience — Segment Income

	Segment Income			Segment Income
	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2010	2009	Change	2010	2009	Change

North America	$110	$(166)	*	$196	$(336)	*
Europe	50	(94)	*	61	(241)	*
Asia	29	(15)	*	53	(27)	*

	$189	$(275)	*	$310	$(604)	*

*	Measure not meaningful
Three Months:
•	The increase in North America was primarily due to higher industry production volumes ($166 million), favorable purchasing and commercial costs ($65 million), favorable operating costs ($41 million) and higher equity income ($16 million), partially offset by higher selling, general and administrative costs ($8 million).

•	The increase in Europe was primarily due to higher production volumes ($110 million), favorable operating costs ($36 million), favorable purchasing costs ($20 million) and the favorable impact of foreign currency translation ($4 million), partially offset by higher prior year commercial recoveries ($20 million) and higher engineering expenses ($9 million).

•	The increase in Asia was primarily due to higher production volumes ($25 million), higher equity income at our joint ventures mainly in China ($20 million) and the favorable impact of foreign currency translation ($1 million).
Year-to-Date:
•	The increase in North America was primarily due to higher industry production volumes ($209 million), favorable purchasing and commercial costs ($117 million), favorable operating costs ($112 million), an impairment charge on fixed assets recorded in the prior year first quarter ($77 million) and higher equity income ($22 million), partially offset by higher selling, general and administration costs ($8 million).

•	The increase in Europe was primarily due to higher production volumes ($189 million), favorable purchasing costs ($55 million), favorable operating costs ($41 million), an impairment charge on fixed assets recorded in the prior year first quarter ($33 million) and the favorable impact of foreign currency translation ($9 million), partially offset by higher prior year commercial recoveries ($20 million) and higher engineering expenses ($9 million).

•	The increase in Asia was primarily due to higher equity income at our joint ventures mainly in China ($45 million), higher production volumes ($36 million) and the favorable impact of foreign currency translation ($1 million).

Power Solutions

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2010	2009	Change	2010	2009	Change
Net sales	$1,178	$905	30%	$2,465	$2,023	22%
Segment income	134	66	*	315	106	*

*	Measure not meaningful
Three Months:
•	Net sales increased primarily due to higher sales volumes ($115 million), the impact of higher lead costs on pricing ($107 million), the favorable impact of foreign currency translation ($40 million) and favorable price/product mix ($11 million).

•	Segment income increased primarily due to higher sales volumes ($56 million), the favorable impact of foreign currency translation ($2 million) and favorable net lead and other commodity costs net of pricing ($28 million), which includes a prior year $29 million out of period adjustment as discussed in Note 1, “Financial Statements,” to the financial statements. Partially offsetting these factors were higher selling, general and administrative costs ($18 million).
Year-to-Date:
•	Net sales increased primarily due to higher sales volumes ($220 million), the impact of higher lead costs on pricing ($113 million) and the favorable impact of foreign currency translation ($110 million), partially offset by unfavorable price/product mix ($1 million).

•	Segment income increased primarily due to higher sales volumes ($110 million), the favorable impact of foreign currency translation ($4 million) and favorable net lead and other commodity costs net of pricing ($118 million), which includes a prior year $62 million out of period adjustment as discussed in Note 1, “Financial Statements,” to the financial statements. Partially offsetting these factors were higher selling, general and administrative costs ($25 million).
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
Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience – Europe of approximately $43 million, all of which was identified prior to the current quarter, due to favorable severance negotiations and the decision to not close previously planned plants in response to increased customer demand. The underspend of the initial 2009 Plan reserves will be utilized for additional costs to be incurred as part of power solutions and automotive experience – Europe’s additional cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge relates to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2008 Plan by the end of 2011. The automotive-related restructuring is in response to the fundamentals of the European and North American automotive markets. The actions target reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially Europe. The restructuring actions in building efficiency are primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions are focused on optimizing its regional manufacturing capacity.
Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for building efficiency – Europe and automotive experience – Europe of approximately $117 million, of which $54 million was identified in the quarter ended March 31, 2010, due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan will be utilized for similar additional restructuring actions committed to be performed during fiscal 2010 and 2011. The underspend experienced by building efficiency – Europe will be utilized for workforce reductions and plant consolidations in building efficiency – Europe. The underspend experienced by automotive experience – Europe will be utilized for additional plant consolidations for automotive experience – North America and workforce reductions in building efficiency – Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.
The 2008 and 2009 Plans include workforce reductions of approximately 20,100 employees (9,300 for automotive experience – North America, 5,100 for automotive experience – Europe, 1,100 for automotive experience – Asia, 400 for building efficiency – North America, 2,700 for building efficiency – Europe, 700 for building efficiency – rest of world, and 800 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of March 31, 2010, approximately 15,900 of the employees have been separated from the Company pursuant to the 2008 and 2009 Plans. In addition, the 2008 and 2009 Plans include 33 plant closures (13 for automotive experience – North America, 12 for automotive experience – Europe, 3 for automotive experience – Asia, 1 for building efficiency – North America, 1 for building efficiency – rest of world, and 3 for power solutions). As of March 31, 2010, 21 of the 33 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
Net Financing Charges

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2010	2009	Change	2010	2009	Change
Net financing charges	$43	$46	-7%	$78	$102	-24%
•	The decrease in net financing charges for the three and six month periods was primarily due to lower debt levels and lower interest rates in the current periods.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in millions)	2010	2009	2010	2009
Tax provision	$87	$(183)	$92	$59
Effective tax rate	22.7%	46.3%	12.2%	-7.7%
Estimated annual base effective tax rate	18.0%	31.0%	18.0%	31.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.
•	In the second quarter of fiscal 2010, the Company’s estimated annual effective income tax rate for continuing operations remained at 18%.
•	In the second quarter of fiscal 2010, the Company recorded a noncash charge of approximately $18 million due to law changes related to the tax treatment of the Medicare Part D subsidy due to passage of comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR3590).
•	In the first quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $69 million of valuation allowances. This is comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.
•	As a result of certain recent events related to prior year tax planning initiatives, during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties, which impacts the effective tax rate.
•	In the second quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances against the income tax provision in the three month period ended March 31, 2009.
•	In the second quarter of fiscal 2009, the Company recorded a $27 million discrete period tax adjustment related to second quarter restructuring costs using a blended statutory tax rate of 19.2%.
•	In the second quarter of fiscal 2009, the Company filed a claim for refund with the Internal Revenue Service related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.
•	For the three and six months ended March 31, 2009, the tax provision decreased as a result of $30 million tax benefit realized by a change in tax status of a French subsidiary.
•	In the first quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result of the rapid deterioration of operating results in various jurisdictions including France, Mexico, Spain and the United Kingdom, it was determined that it was more likely than not that the deferred tax assets would not be utilized. Therefore, the Company recorded a $300 million valuation allowance as income tax expense.
•	In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%. Due to the tax rate change in the second quarter of fiscal 2009, the discrete period tax adjustment increased by $18 million for a total tax adjustment of the six months ended March 31, 2009 of $48 million.

Income Attributable to Noncontrolling Interests

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2010	2009	Change	2010	2009	Change
Income (loss) attributable to noncontrolling interests	$23	$(19)	*	$39	$(19)	*

*	Measure not meaningful
•	The increase in income attributable to noncontrolling interests for the three and six month periods was primarily due to earnings at certain automotive experience joint ventures in North America and Asia.
Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2010	2009	Change	2010	2009	Change
Net income (loss) attributable to Johnson Controls, Inc.	$274	$(193)	*	$624	$(801)	*

*	Measure not meaningful
•	The increase in net income attributable to Johnson Controls, Inc. for the three months ended March 31, 2010 was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating and purchasing costs in the automotive experience North America and Europe segments, restructuring charges recorded in the prior year and the favorable effects of foreign currency translation, partially offset by lower overall volumes in the building efficiency businesses, an increase in the provision for income taxes and higher income attributable to noncontrolling interests.

•	The increase in net income attributable to Johnson Controls, Inc. for the six months ended March 31, 2010 was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating and purchasing costs in the automotive experience North America and Europe segments, impairment charges recorded on an equity investment in the prior year first quarter in the building efficiency North America unitary products segment, fixed asset impairment charges recorded in the prior year first quarter in the automotive experience North America and Europe segments, restructuring charges recorded in the prior year second quarter, lower net financing charges and the favorable effects of foreign currency translation, partially offset by lower overall volumes in the building efficiency businesses, an increase in the provision for income taxes and higher income attributable to noncontrolling interests.
Backlog

Building efficiency’s backlog relates to its control systems and service activity. At March 31, 2010, the unearned backlog was $4.4 billion, or a 4% decrease compared to March 31, 2009. Excluding the positive impact of foreign currency, the backlog was lower by 6% at March 31, 2010 compared to March 31, 2009. The Europe backlog declined compared to prior year levels, while there was an increase in rest of world and North America service.

Financial Condition

Working Capital

	March 31,	September 30,		March 31,
(in millions)	2010	2009	Change	2009	Change
Working capital	$1,062	$1,147	-7%	$1,251	-15%

Accounts receivable	5,431	5,528	-2%	4,745	14%
Inventories	1,579	1,521	4%	1,648	-4%
Accounts payable	4,822	4,434	9%	3,540	36%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The decrease in working capital as compared to September 30, 2009 was primarily due to lower accounts receivable from improved collections and higher accounts payable due to increased purchasing activity and the timing of supplier payments, partially offset by higher inventory levels to support higher sales and a decrease in restructuring reserves. Compared to March 31, 2009, the decrease was primarily due to lower inventories based on increased turnover and higher accounts payable due to increased purchasing activity and the timing of supplier payments, partially offset by higher accounts receivable from higher sales and a decrease in restructuring reserves.

•	The Company’s days sales in accounts receivable (DSO) for the three months ended March 31, 2010 were 52, lower than 58 and 62 for the comparable periods ended September 30, 2009 and March 31, 2009, respectively. The decrease in accounts receivable compared to September 30, 2009 was primarily due to improved collections. The increase in accounts receivable compared to March 31, 2009 was primarily due to higher sales volumes in the current quarter as compared to the same quarter in the prior year. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended March 31, 2010 were slightly lower than the period ended September 30, 2009 primarily due to higher inventory production to meet increased demand. Inventory turns were higher compared to March 31, 2009, primarily due to increased sales volumes and improvements in inventory management.

•	Days payable at March 31, 2010 decreased to 69 days from 72 days at September 30, 2009 and 74 days at March 31, 2009 primarily due to the timing of supplier payments.
Cash Flows

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in millions)	2010	2009	2010	2009
Cash provided (used) by operating activities	$213	$182	$1,021	$(135)
Cash used by investing activities	(185)	(178)	(370)	(535)
Cash provided (used) by financing activities	(49)	105	(642)	597
Capital expenditures	(134)	(158)	(311)	(426)
•	The increase in cash provided by operating activities for the three and six months ended March 31, 2010 was primarily due to higher net income attributable to Johnson Controls, Inc. in the current periods and favorable working capital changes in accounts payable and accrued income taxes, partially offset by unfavorable working capital changes in accounts receivable, inventory and restructuring reserves.

•	The increase in cash used by investing activities for the three months ended March 31, 2010 was primarily due to the impact of the settlement of cross-currency interest rate swaps in the prior year partially offset by lower capital expenditures. For the six months ended March 31, 2010, the decrease in cash used by investing activities was primarily due to lower capital expenditures and a decrease in long-term investments, partially offset by impact of the settlement of cross-currency interest rate swaps in the prior year.

•	The increase in cash used by financing activities for the three and six months ended March 31, 2010 was primarily due to a decrease in overall debt levels in the current periods.

•	The decrease in capital expenditures for the three and six months ended March 31, 2010 was primarily due to the timing of payments for investments made within the automotive experience business.
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

The Company has certain subsidiaries, mainly located in France, Italy, Mexico, Spain, United Kingdom and the United States, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. In accordance with ASC740, “Income Taxes,” the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.

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

In the second quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to planned plant closures for the North America automotive experience segment. These closures are a result of the Company’s revised restructuring actions to the 2008 Plan. Refer to Note 8, “Restructuring Costs,” for further information regarding the 2008 Plan. As a result, the Company reviewed its long-lived assets for impairment and recorded a $19 million impairment charge in the second quarter of fiscal 2010 related to the North America automotive experience segment. This impairment charge was offset by a decrease in the Company’s restructuring reserve related to the 2008 Plan due to lower employee severance and termination benefit cash payments than previously expected, as discussed further in Note 8. The impairment was measured under an income approach utilizing forecasted discounted cash flows for fiscal 2010 through 2014 to fair value the impaired assets. This method is consistent with the method we have employed in prior periods to value other long-lived assets. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”

At March 31, 2010, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 8, “Restructuring Costs,” for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the Europe automotive experience segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.

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

At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which had significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for the building efficiency North America unitary products segment in the first quarter of fiscal 2009. The U.S. Air investment balance included in the condensed consolidated statement of financial position at March 31, 2010 was $54 million. The Company does not anticipate future impairment of this investment as, based on its current forecasts, a further decline in value that is other than temporary is not considered reasonably likely to occur.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. At March 31, 2010, the Company concluded it did not have any triggering events requiring assessment of impairment of goodwill.

Capitalization

	March 31,	September 30,		March 31,
(in millions)	2010	2009	Change	2009	Change
Total debt	$3,379	$3,966	-15%	$4,791	-29%
Equity attributable to Johnson Controls, Inc.	9,407	9,138	3%	7,900	19%

Total capitalization	$12,786	$13,104	-2%	$12,691	1%

Total debt as a % of total capitalization	26%	30%		38%

•	In fiscal 2008, the Company entered into new committed, revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009 the 100 million euro revolving facility expired and the Company entered into a new one year committed, revolving credit facility in the amount of 50 million euro expiring in May 2010. At March 31, 2010, there were no draws on the revolving credit facilities.

•	In January 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured. The Company used proceeds from commercial paper issuances to repay the loan agreement.

•	In February 2009, the Company entered into a $50 million, three year, floating rate bilateral loan agreement. The Company drew the entire amount under the loan agreement during the course of the second quarter of fiscal 2009. Also during the second quarter of fiscal 2009, the Company retired approximately $54 million in principal amount of its $800 million fixed rate bonds that mature in January 2011. The Company used proceeds from the $50 million floating rate loan agreement to retire the bonds. The Company retired the loan during the fourth quarter of fiscal 2009.

•	In March 2009, the Company closed concurrent public offerings. The Company issued $402.5 million aggregate amount of 6.5% senior, unsecured, fixed rate convertible notes that mature September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The Company also issued nine million Equity Units (the “Equity Units”) each of which has a stated amount of $50 in an aggregate principal amount of $450 million. The Equity Units consist of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date of March 31, 2012, subject to early settlement, a certain number of shares of the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.5% subordinated notes due 2042.

•	In September 2009, the Company settled the results of its previously announced offer to exchange (a) any and all of its outstanding 6.5% convertible senior notes due 2012 for the following consideration per $1,000 principal amount of convertible senior notes: (i) 89.3855 shares of the Company’s common stock, (ii) a cash payment of $120 and (iii) accrued and unpaid interest on the convertible senior notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer, approximately $400 million aggregate principal amount of convertible senior notes were exchanged for approximately 36 million shares of common stock and approximately $61 million in cash ($48 million of debt conversion payments and $13 million of accrued interest on the convertible senior notes). As a result of the exchange, in the fourth quarter of fiscal 2009 the Company recognized approximately $57 million of debt conversion expenses within its consolidated statement of income which is comprised of $48 million of debt conversion costs on the exchange and a $9 million charge related to the write-off of unamortized debt issuance costs.

•	In September 2009, the Company settled the results of its previously announced offer to exchange up to 8,550,000 of its nine million outstanding Equity Units in the form of Corporate Units (the “Corporate Units”) comprised of a purchase contract obligating the holder to purchase from the Company shares of its common stock and a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.50% subordinated notes due 2042, for the following consideration per Corporate Unit: (i) 4.8579 shares of the Company’s common stock, (ii) a cash payment of $6.50 and (iii) a distribution consisting of the pro rata share of accrued and unpaid interest on the subordinated notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer approximately 8,082,085 Corporate Units (consisting of $404 million aggregate principal amount of outstanding 11.50% subordinated notes due 2042) were exchanged for approximately 39 million shares of common stock and approximately $65 million in cash ($52 million of debt conversion payments and $13 million of accrued interest payments on the subordinated notes). As a result of the exchange, in the fourth quarter of fiscal 2009 the Company recognized approximately $54 million of debt conversion expenses within its consolidated statement of income which is comprised of $53 million of debt conversion costs on the exchange and a $1 million charge related to the write-off of unamortized debt issuance costs.

•	In November 2009, the Company repurchased 670 bonds ($670,000 par value) of its 6.5% convertible notes maturing September 30, 2012. The Company used cash to fund the repurchase.

•	In December 2009, the Company repurchased an additional 1,015 bonds ($1,015,000 par value) of its 6.5% convertible notes maturing September 30, 2012. The Company used cash to fund the repurchase.

•	In December 2009, the Company retired its 7 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In December 2009, the Company retired its 12 billion yen, three year, floating rate loan agreement that matured. The Company used cash to repay the note.

•	In December 2009 the Company retired approximately $13 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired approximately $30 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired its 18 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In March 2010, the Company issued $500 million aggregate principal amount of 5.0% senior unsecured fixed rate notes due in fiscal 2020. Net proceeds from the issue were used for general corporate purposes including the retirement of short-term debt.

•	In March 2010, the Company retired approximately $31 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	The Company also selectively makes use of short-term credit lines. The Company conservatively estimates that, as of March 31, 2010, it could borrow up to $2.0 billion at its current debt ratings on committed and uncommitted credit lines.

•	The Company believes its capital resources and liquidity position at March 31, 2010, are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2010 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. There were no draws on the revolving credit facility as of March 31, 2010. The Company does not have any significant debt maturities until the second quarter of fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•	The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2010, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per our covenants was $9.0 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
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

In December 2007, the FASB issued guidance changing the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this guidance changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance is included in ASC 805, “Business Combinations,” and was adopted by the Company in the first quarter of fiscal 2010 (October 1, 2009). This guidance changes the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. This guidance is included in ASC 810, “Consolidation,” and was adopted by the Company in the first quarter of fiscal 2010 (October 1, 2009). The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations. Refer to Note 14, “Equity Attributable to Johnson Controls, Inc. and Noncontrolling Interests” for further discussion.

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this guidance effective October 1, 2008. In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The provisions of this guidance for nonfinancial assets and nonfinancial liabilities were effective for the Company in the first quarter of fiscal 2010 (October 1, 2009) and will be applied prospectively to fair value assessments such as the Company’s long-lived asset impairment analyses.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2010, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

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

In connection with the Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended March 31, 2010.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended March 31, 2010.

Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet be
	Total Number of	Average Price	Part of the Publicly	Purchased under the
Period	Shares Purchased	Paid per Share	Announced Program	Programs

1/1/10 - 1/31/10
Purchases by Company (1)	—	—	—	$102,394,713
2/1/10 - 2/28/10
Purchases by Company (1)	—	—	—	$102,394,713
3/1/10 - 3/31/10
Purchases by Company (1)	—	—	—	$102,394,713

1/1/10 - 1/31/10
Purchases by Citibank	—	—	—	NA
2/1/10 - 2/28/10
Purchases by Citibank	—	—	—	NA
3/1/10 - 3/31/10
Purchases by Citibank	—	—	—	NA

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 57 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: May 4, 2010	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

4	Officers’ Certificate, dated March 9, 2010, creating the 5.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Current Report on Form 8-K dated March 9, 2010).

10.1	Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective March 23, 2010, filed herewith.

10.2	Johnson Controls, Inc. Executive Deferred Compensation Plan, as amended and restated effective March 23, 2010, filed herewith.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 4, 2010, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, filed herewith.