Form 10-Q
period 2010-06-30
JOHNSON CONTROLS INC
filed 2010-08-03
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2010
Common Stock: $0.01 7/18 par value per share	673,311,804

JOHNSON CONTROLS, INC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	June 30,	September 30,	June 30,
	2010	2009	2009
Assets

Cash and cash equivalents	$908	$761	$543
Accounts receivable — net	5,452	5,528	4,910
Inventories	1,644	1,521	1,561
Other current assets	2,114	2,016	1,725

Current assets	10,118	9,826	8,739

Property, plant and equipment — net	3,706	3,986	3,969
Goodwill	6,217	6,542	6,420
Other intangible assets — net	695	746	745
Investments in partially-owned affiliates	766	718	713
Other noncurrent assets	2,584	2,270	1,880

Total assets	$24,086	$24,088	$22,466

Liabilities and Equity

Short-term debt	$73	$658	$605
Current portion of long-term debt	654	140	172
Accounts payable	4,874	4,434	3,741
Accrued compensation and benefits	1,054	872	892
Other current liabilities	2,377	2,612	2,533

Current liabilities	9,032	8,716	7,943

Long-term debt	2,638	3,168	4,001
Postretirement health and other benefits	206	255	217
Other noncurrent liabilities	2,565	2,610	1,876

Long-term liabilities	5,409	6,033	6,094

Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	163	155	168

Shareholders’ equity attributable to Johnson Controls, Inc.	9,395	9,100	8,178
Noncontrolling interests	87	84	83

Total equity	9,482	9,184	8,261

Total liabilities and equity	$24,086	$24,088	$22,466

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales
Products and systems*	$6,798	$5,304	$20,116	$15,668
Services*	1,742	1,675	5,149	4,962

	8,540	6,979	25,265	20,630
Cost of sales
Products and systems	5,783	4,608	17,254	14,243
Services	1,418	1,332	4,213	3,981

	7,201	5,940	21,467	18,224

Gross profit	1,339	1,039	3,798	2,406

Selling, general and administrative expenses	(895)	(787)	(2,625)	(2,449)
Restructuring costs	—	—	—	(230)
Net financing charges	(39)	(65)	(117)	(167)
Equity income (loss)	52	30	156	(104)

Income (loss) before income taxes	457	217	1,212	(544)

Provision for income taxes	31	50	123	109

Net income (loss)	426	167	1,089	(653)

Income (loss) attributable to noncontrolling interests	8	4	47	(15)

Net income (loss) attributable to Johnson Controls, Inc.	$418	$163	$1,042	$(638)

Earnings (loss) per share
Basic	$0.62	$0.27	$1.55	$(1.07)
Diluted	$0.61	$0.26	$1.53	$(1.07)

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating Activities
Net income (loss) attributable to Johnson Controls, Inc.	$418	$163	$1,042	$(638)
Income (loss) attributable to noncontrolling interests	8	4	47	(15)

Net income (loss)	426	167	1,089	(653)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	158	172	492	535
Amortization of intangibles	10	8	32	26
Equity in earnings of partially-owned affiliates, net of dividends received	6	(4)	(38)	207
Deferred income taxes	(51)	(20)	(95)	202
Impairment charges	11	—	30	156
Equity-based compensation	8	19	37	47
Other	9	28	42	42
Changes in working capital, excluding acquisitions:
Accounts receivable	(182)	(27)	(218)	1,297
Inventories	(111)	135	(208)	476
Other current assets	(58)	(6)	(169)	(13)
Restructuring reserves	(32)	(53)	(156)	(22)
Accounts payable and accrued liabilities	219	87	595	(1,666)
Accrued income taxes	14	(12)	15	(275)

Cash provided by operating activities	427	494	1,448	359

Investing Activities
Capital expenditures	(215)	(103)	(526)	(529)
Sale of property, plant and equipment	10	5	34	8
Acquisition of businesses, net of cash acquired	(17)	—	(32)	(32)
Recoverable customer engineering expenditures	(18)	(20)	(56)	(68)
Settlement of cross-currency interest rate swaps	—	—	—	31
Changes in long-term investments	(45)	(21)	(75)	(84)

Cash used by investing activities	(285)	(139)	(655)	(674)

Financing Activities
Increase (decrease) in short-term debt — net	10	(23)	(569)	164
Increase in long-term debt	6	2	519	880
Repayment of long-term debt	(21)	(9)	(524)	(340)
Payment of cash dividends	(87)	(77)	(251)	(231)
Proceeds from the exercise of stock options	12	2	44	3
Other	76	(18)	135	(2)

Cash provided (used) by financing activities	(4)	(123)	(646)	474

Increase in cash and cash equivalents	$138	$232	$147	$159

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
1.	Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2009. The results of operations for the three and nine month periods ended June 30, 2010 are not necessarily indicative of results for the Company’s 2010 fiscal year because of seasonal and other factors.

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

Certain prior year amounts have been revised to conform to the current year’s presentation. Redeemable noncontrolling interests are classified as mezzanine equity (temporary equity) in the condensed consolidated statements of financial position. Refer to Note 14, “Equity and Noncontrolling Interests,” to the financial statements for further information.

The financial results for the nine month period ended June 30, 2009 include an out of period adjustment of $62 million made in the first and second quarters of fiscal 2009 to correct an error related to the power solutions segment. The correction of the error, which reduces segment income, primarily originated in fiscal 2007 and 2008 and resulted in the overstatement of inventory and understatement of cost of sales in prior periods. The Company determined that the impact of the error on the originating periods was immaterial, and accordingly a restatement of prior period amounts was not considered necessary. The Company also determined the impact of correcting the error in fiscal 2009 was not material.

Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation,” the Company may consolidate a partially-owned affiliate when it has less than a 50% ownership. In order to determine whether to consolidate a partially-owned affiliate when the Company has less than a 50% ownership, the Company first determines if the entity is a variable interest entity (VIE). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party exposed to the majority of the risks and rewards associated with the VIE is the VIE’s primary beneficiary and must consolidate the entity.
Based upon the criteria set forth in ASC 810, the Company has determined that for the reporting periods ended June 30, 2010, September 30, 2009 and June 30, 2009 it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company funds the entities’ short-term liquidity needs. Both entities are consolidated within the automotive experience North America segment. The Company did not have a significant variable interest in any unconsolidated VIE’s for the presented reporting periods. The carrying amounts and classification of assets and liabilities included in the Company’s consolidated statements of financial position for consolidated VIE’s are as follows (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

	June 30,	September 30,	June 30,
	2010	2009	2009
Current assets	$187	$146	$116
Noncurrent assets	72	101	106

Total assets	$259	$247	$222

Current liabilities	$165	$103	$76
Noncurrent liabilities	—	—	—

Total liabilities	$165	$103	$76

2.	New Accounting Standards
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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010) and, when adopted, will change the Company’s accounting treatment for multiple-element revenue arrangements on a prospective basis. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial condition and results of operations.

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

In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. This guidance is included in ASC 810, “Consolidation,” and was adopted by the Company in the first quarter of fiscal 2010 (October 1, 2009). The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
results of operations. Refer to Note 14, “Equity and Noncontrolling Interests,” to the financial statements for further discussion.

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this guidance effective October 1, 2008. In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The provisions of this guidance for nonfinancial assets and nonfinancial liabilities were effective for the Company in the first quarter of fiscal 2010 (October 1, 2009) and will be applied prospectively to fair value assessments such as the Company’s long-lived asset impairment analyses. Refer to Note 17, “Impairment of Long-Lived Assets,” to the financial statements for further discussion.
3.	Acquisition of Businesses
In the first nine months of fiscal 2010, the Company completed three acquisitions for a combined purchase price of $35 million, of which $32 million was paid as of June 30, 2010. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $5 million. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

In the first nine months of fiscal 2009, the Company completed two acquisitions for a combined purchase price of $37 million, of which $32 million was paid as of June 30, 2009. Neither of the acquisitions was material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $24 million.
4.	Percentage-of-Completion Contracts
The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $614 million, $579 million and $522 million at June 30, 2010, September 30, 2009, and June 30, 2009, respectively. Amounts included within other current liabilities were $610 million, $601 million and $610 million at June 30, 2010, September 30, 2009, and June 30, 2009, respectively.
5.	Inventories
Inventories consisted of the following (in millions):

	June 30,	September 30,	June 30,
	2010	2009	2009
Raw materials and supplies	$787	$712	$711
Work-in-process	254	225	213
Finished goods	693	674	721

FIFO inventories	1,734	1,611	1,645
LIFO reserve	(90)	(90)	(84)

Inventories	$1,644	$1,521	$1,561

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
6.	Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the three month period ended September 30, 2009 and the nine month period ended June 30, 2010 were as follows (in millions):

			Currency
	June 30,	Business	Translation and	September 30,
	2009	Acquisitions	Other	2009
Building efficiency
North America systems	$515	$—	$10	$525
North America service	658	—	10	668
North America unitary products	483	—	7	490
Global workplace solutions	173	—	1	174
Europe	419	—	(11)	408
Rest of world	549	—	38	587
Automotive experience
North America	1,378	—	(2)	1,376
Europe	1,173	2	36	1,211
Asia	204	—	19	223
Power solutions	868	—	12	880

Total	$6,420	$2	$120	$6,542

			Currency
	September 30,	Business	Translation and	June 30,
	2009	Acquisitions	Other	2010
Building efficiency
North America systems	$525	$—	$1	$526
North America service	668	4	—	672
North America unitary products	490	—	—	490
Global workplace solutions	174	—	(5)	169
Europe	408	—	(69)	339
Rest of world	587	—	(13)	574
Automotive experience
North America	1,376	—	1	1,377
Europe	1,211	1	(190)	1,022
Asia	223	—	(5)	218
Power solutions	880	—	(50)	830

Total	$6,542	$5	$(330)	$6,217

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	June 30, 2010			September 30, 2009			June 30, 2009
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$266	$(180)	$86	$308	$(190)	$118	$303	$(181)	$122
Customer relationships	344	(64)	280	345	(56)	289	343	(51)	292
Miscellaneous	63	(28)	35	67	(25)	42	59	(25)	34

Total amortized intangible assets	673	(272)	401	720	(271)	449	705	(257)	448
Unamortized intangible assets
Trademarks	294	—	294	297	—	297	297	—	297

Total intangible assets	$967	$(272)	$695	$1,017	$(271)	$746	$1,002	$(257)	$745

Amortization of other intangible assets for the three month periods ended June 30, 2010 and 2009 was $10 million and $8 million, respectively. Amortization of other intangible assets for the nine month periods ended June 30, 2010 and 2009 was $32 million and $26 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2011, 2012, 2013, 2014 and 2015 will be approximately $39 million, $32 million, $27 million, $25 million and $23 million, respectively.
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

The Company’s product warranty liability is recorded in the condensed consolidated statement of financial position in other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended June 30, 2010 and 2009 were as follows (in millions):

	Nine Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$344	$204
Accruals for warranties issued during the period	169	163
Accruals from acquisitions	2	—
Accruals related to pre-existing warranties (including changes in estimates)	(1)	4
Settlements made (in cash or in kind) during the period	(184)	(155)
Currency translation	(9)	(4)

Balance at end of period	$321	$212

8.	Restructuring Costs
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

Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience – Europe of approximately $65 million, all of which was identified prior to the current quarter, due to favorable severance negotiations and the decision to not close previously planned plants in response to increased customer demand. The underspend of the initial 2009 Plan reserves will be utilized for additional costs to be incurred as part of power solutions, automotive experience — Europe and automotive experience — North America’s additional cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2009	$140	$2	$8	$150
Noncash adjustment — underspend	(15)	—	—	(15)
Noncash adjustment — revised actions	15	—	—	15
Utilized — cash	(22)	—	—	(22)
Utilized — noncash	—	(2)	(1)	(3)

Balance at December 31, 2009	$118	$—	$7	$125
Noncash adjustment — underspend	(22)	—	—	(22)
Utilized — cash	(20)	—	—	(20)
Utilized — noncash	—	—	(8)	(8)

Balance at March 31, 2010	$76	$—	$(1)	$75
Utilized — cash	(12)	—	—	(12)
Utilized — noncash	—	—	(4)	(4)

Balance at June 30, 2010	$64	$—	$(5)	$59

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

Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for building efficiency – Europe and automotive experience – Europe of approximately $95 million, all of which was identified prior to the current quarter, due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan will be utilized for similar additional restructuring actions committed to be performed during fiscal 2010 and 2011. The underspend experienced by building efficiency – Europe will be utilized for workforce reductions and plant consolidations in building efficiency – Europe. The underspend experienced by automotive experience – Europe will be utilized for additional plant consolidations for automotive experience – North America and workforce reductions in building efficiency – Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Fixed Asset	Currency
	Benefits	Impairment	Translation	Total
Balance at September 30, 2009	$215	$—	$(18)	$197
Utilized — cash	(36)	—	—	(36)
Utilized — noncash	—	—	(1)	(1)

Balance at December 31, 2009	$179	$—	$(19)	$160
Noncash adjustment — underspend	(32)	—	—	(32)
Noncash adjustment — revised actions	35	19	—	54
Utilized — cash	(27)	—	—	(27)
Utilized — noncash	—	(19)	(8)	(27)

Balance at March 31, 2010	$155	$—	$(27)	$128
Utilized — cash	(20)	—	—	(20)
Utilized — noncash	—	—	(5)	(5)

Balance at June 30, 2010	$135	$—	$(32)	$103

The 2008 and 2009 Plans include workforce reductions of approximately 20,700 employees (9,300 for automotive experience – North America, 5,700 for automotive experience – Europe, 1,100 for automotive experience – Asia, 400 for building efficiency – North America, 2,700 for building efficiency – Europe, 700 for building efficiency – rest of world, and 800 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2010, approximately 16,200 of the employees have been separated from the Company pursuant to the 2008 and 2009 Plans. In addition, the 2008 and 2009 Plans include 33 plant closures (14 for automotive experience – North America, 11 for automotive experience – Europe, 3 for automotive experience – Asia, 1 for building efficiency – North America, 1 for building efficiency – rest of world, and 3 for power solutions). As of June 30, 2010, 22 of the 33 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.

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
June 30, 2010
(unaudited)
9.	Research and Development
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $88 million and $29 million for the three months ended June 30, 2010 and 2009, respectively, and $262 million and $219 million for the nine months ended June 30, 2010 and 2009, respectively. These expenditures are net of customer reimbursements of $72 million and $146 million for the three months ended June 30, 2010 and 2009, respectively, and $239 million and $312 million for the nine months ended June 30, 2010 and 2009, respectively.
10.	Income Taxes
The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Federal, state and foreign income tax expense at annual effective rate	$82	$59	$218	$(147)

Effective tax rate adjustment	—	11	—	—
Valuation allowance adjustment	(13)	(3)	(106)	252
Restructuring charges	—	—	—	18
Impairment charges	—	—	—	39
Uncertain tax positions	(38)	(17)	(7)	(17)
Change in tax status of foreign subsidiary	—	—	—	(30)
Interest refund	—	—	—	(6)
Medicare Part D	—	—	18	—

Provision for income taxes	$31	$50	$123	$109

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2010, the Company’s estimated annual effective income tax rate from continuing operations was 18%. For the three and nine months ended June 30, 2009, the Company decreased its estimated annual effective income tax rate from continuing operations from 31% to 27%, primarily due to a geographical shift in income and global tax planning initiatives. Because there was a cumulative year-to-date loss, this created a tax increase of $11 million in the quarter ended June 30, 2009 after applying the new effective rate to the provision in the prior two quarters.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
In the third quarter of fiscal 2010, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets within a Slovakia automotive entity would be utilized. Therefore, the Company released $13 million of valuation allowances in the three month period ended June 30, 2010.

In the first quarter of fiscal 2010, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Brazil automotive entity would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.

In the third quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Brazil power solutions entity would be utilized. Therefore, the Company released $10 million of valuation allowances in the three month period ended June 30, 2009. This was comprised of a $3 million decrease in income tax expense with the remaining amount impacting the condensed consolidated statement of financial position because it related to acquired net operating losses.

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

It is reasonably possible that over the next 12 months, valuation allowances against deferred tax assets in certain jurisdictions of up to $100 million may be released.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
Uncertain Tax Positions

At September 30, 2009, the Company had gross tax effected unrecognized tax benefits of $1,049 million of which $874 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2009 was approximately $68 million (net of tax benefit). The net change in interest and penalties during the nine months ended June 30, 2010 was $52 million, including $26 million of quarterly interest expense on existing uncertain tax positions and $26 million related to the events described below, and was $17 million for the same period in fiscal 2009. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense or goodwill, when applicable.

Based on recently published case law in a non-U.S. jurisdiction and the settlement of a tax audit during the third quarter of fiscal 2010, the Company released net $38 million of reserves for uncertain tax positions, including interest and penalties.

As a result of certain recent events related to prior year tax planning initiatives, during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties, which impacts the effective tax rate.

As a result of various entities exiting business in certain jurisdictions and certain recent events related to prior tax planning initiatives, during the third quarter of fiscal 2009, the Company reduced the reserve for uncertain tax positions by $33 million. This was comprised of a $17 million decrease to tax expense, which impacts the effective tax rate, and a $16 million decrease to goodwill.
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
In the U.S., the fiscal years 1999 through 2001 and 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Austria	2003 – 2005
Belgium	2005 – 2008
Brazil	2005 – 2008
Canada	2004 – 2006
France	2002 – 2009
Germany	2001 – 2007
Italy	2005 – 2007
Mexico	2003 – 2004
It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, the impact of which should not be material to the financial statements.

Change in Tax Status of non-U.S. Subsidiary

For the nine months ended June 30, 2009, the tax provision decreased as a result of a $30 million tax benefit realized by a change in tax status of a French subsidiary.

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

Interest Refund

The Company filed a claim for refund in the nine month period ended June 30, 2009, with the Internal Revenue Service related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.

Impacts of Tax Legislation

On March 23, 2010, the U.S. President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR3590). Included among the major provisions of the law is a change in the tax treatment of a portion of Medicare Part D medical payments. The Company recorded a noncash tax charge of approximately $18 million in the second quarter of fiscal year 2010 to reflect the impact of this change.

During the nine month period ending June 30, 2010, tax legislation was adopted in various jurisdictions. Other than the item listed above, none of these changes are expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
11.	Retirement Plans
The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with ASC 715, “Compensation – Retirement Benefits” (in millions):

	U.S. Pension Plans
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$16	$17	$50	$50
Interest cost	38	40	114	119
Expected return on plan assets	(44)	(45)	(134)	(134)
Amortization of net actuarial loss	8	1	22	3
Amortization of prior service cost	—	—	1	1

Net periodic benefit cost	$18	$13	$53	$39

	Non-U.S. Pension Plans
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$9	$8	$28	$23
Interest cost	16	16	51	48
Expected return on plan assets	(15)	(13)	(47)	(39)
Amortization of net actuarial loss	3	1	8	3
Amortization of prior service cost	—	1	—	1
Settlement loss	—	—	1	—

Net periodic benefit cost	$13	$13	$41	$36

	Postretirement Health and Other Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$1	$1	$3	$3
Interest cost	4	5	11	14
Amortization of net actuarial gain	—	(1)	—	(2)
Amortization of prior service credit	(4)	(2)	(13)	(5)

Net periodic benefit cost	$1	$3	$1	$10

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
12.	Debt and Financing Arrangements
During the quarter ended June 30, 2010, the Company retired approximately $18 million in principal amount of its fixed rate bonds scheduled to mature on January 15, 2011. The Company used cash to fund the repurchases.

During the quarter ended June 30, 2010, a total of 200 bonds ($200,000 par value) of the Company’s 6.5% convertible senior notes scheduled to mature on September 30, 2012, were redeemed for Johnson Controls, Inc. common stock.

During the quarter ended June 30, 2010, a 50 million euro revolving credit facility expired and the Company entered into a new one year committed, revolving credit facility in the amount of 50 million euro expiring in May 2011. At June 30, 2010, there were no draws on the revolving credit facility.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income Available to Common Shareholders
Basic income (loss) available to common shareholders	$418	$163	$1,042	$(638)
Interest expense, net of tax	1	13	4	—

Diluted income (loss) available to common shareholders	$419	$176	$1,046	$(638)

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	672.7	594.7	671.6	593.9
Effect of dilutive securities:
Stock options	6.2	1.8	6.1	—
Equity units	4.5	43.7	4.5	—
Convertible senior notes	0.1	36.0	0.1	—

Diluted weighted average shares outstanding	683.5	676.2	682.3	593.9

Antidilutive Securities
Options to purchase common shares	0.5	6.2	0.5	6.2
For the nine months ended June 30, 2009, the total weighted average of potential dilutive shares due to stock options, Equity Units and the convertible senior notes was 34.8 million. However, these items were not included in the computation of diluted net loss per common share for the nine months ended June 30, 2009, since to do so would decrease the loss per share.

During each of the three months ended June 30, 2010 and 2009, the Company declared a dividend of $0.13 per common share and during each of the nine months ended June 30, 2010 and 2009, the Company declared three quarterly dividends totaling $0.39 per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
14.	Equity and Noncontrolling Interests
In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity or as redeemable noncontrolling interests and classified as mezzanine equity (temporary equity). In addition, the guidance changes the presentation and accounting for noncontrolling interests, and requires that equity presented in the consolidated financial statements include amounts attributable to Johnson Controls, Inc. shareholders and the noncontrolling interests. This guidance is included in ASC 810, “Consolidation,” and was effective for the Company October 1, 2009.
The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Equity	Equity		Equity	Equity
	Attributable to	Attributable to		Attributable to	Attributable to
	Johnson	Noncontrolling		Johnson	Noncontrolling
	Controls, Inc.	Interests	Total Equity	Controls, Inc.	Interests	Total Equity
Beginning balance, March 31	$9,378	$96	$9,474	$7,855	$76	$7,931
Total comprehensive income (loss):
Net income (loss)	418	(5)	413	163	10	173
Foreign currency translation adjustments	(322)	(2)	(324)	194	2	196
Realized and unrealized gains (losses) on derivatives	(14)	—	(14)	28	—	28
Unrealized losses on marketable common stock	(2)	—	(2)	—	—	—
Employee retirement plans	5	—	5	—	—	—

Other comprehensive income (loss)	(333)	(2)	(335)	222	2	224

Comprehensive income (loss)	85	(7)	78	385	12	397

Other changes in equity:
Cash dividends - common stock ($0.13 per share)	(88)	—	(88)	(77)	—	(77)
Dividends attributable to noncontrolling interests	—	(3)	(3)	—	(6)	(6)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Other, including options exercised	20	1	21	20	1	21

Ending balance, June 30	$9,395	$87	$9,482	$8,178	$83	$8,261

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

	Nine Months Ended June 30, 2010			Nine Months Ended June 30, 2009
	Equity	Equity		Equity	Equity
	Attributable to	Attributable to		Attributable to	Attributable to
	Johnson	Noncontrolling		Johnson	Noncontrolling
	Controls, Inc.	Interests	Total Equity	Controls, Inc.	Interests	Total Equity
Beginning balance, September 30	$9,100	$84	$9,184	$9,406	$77	$9,483
Total comprehensive income (loss):
Net income (loss)	1,042	25	1,067	(638)	20	(618)
Foreign currency translation adjustments	(604)	(3)	(607)	(383)	(1)	(384)
Realized and unrealized gains (losses) on derivatives	(7)	—	(7)	30	—	30
Unrealized losses on marketable common stock	(2)	—	(2)	—	—	—
Employee retirement plans	43	—	43	—	—	—

Other comprehensive loss	(570)	(3)	(573)	(353)	(1)	(354)

Comprehensive income (loss)	472	22	494	(991)	19	(972)

Other changes in equity:
Cash dividends - common stock ($0.13 per share)	(262)	—	(262)	(231)	—	(231)
Dividends attributable to noncontrolling interests	—	(20)	(20)	—	(14)	(14)
Redemption value adjustment attributable to redeemable noncontrolling interests	9	—	9	(31)	—	(31)
Other, including options exercised	76	1	77	25	1	26

Ending balance, June 30	$9,395	$87	$9,482	$8,178	$83	$8,261

The Company consolidates certain subsidiaries in which the noncontrolling interest party has within their control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income. Redeemable noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value.
The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Beginning balance, March 31	$153	$168
Net income (loss)	13	(6)
Foreign currency translation adjustments	(3)	1
Redemption value adjustment	—	5

Ending balance, June 30	$163	$168

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2009
Beginning balance, September 30	$155	$177
Net income (loss)	22	(35)
Foreign currency translation adjustments	(5)	(3)
Dividends attributable to noncontrolling interests	—	(2)
Redemption value adjustment	(9)	31

Ending balance, June 30	$163	$168

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

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 16, “Fair Value Measurements,” to the financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

The Company has entered into foreign currency denominated debt obligations and cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations and cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2009 and September 30, 2009, the Company had 37 billion yen of foreign denominated debt designated as a net investment hedge. During the first quarter of fiscal 2010, the Company retired 19 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. During the second quarter of fiscal 2010, the Company retired the remaining 18 billion yen of foreign denominated debt which has previously been designated as a net investment hedge in the Company’s net investment in Japan. In its place, the Company entered into three cross-currency interest rate swaps totaling 20 billion yen.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

		Volume Outstanding as of
Commodity	Units	June 30, 2010	September 30, 2009	June 30, 2009
Copper	Pounds	16,735,000	12,180,000	10,350,000
Lead	Metric Tons	25,961	—	2,250
Polypropylene	Pounds	—	—	4,000,000
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2010, September 30, 2009 and June 30, 2009, the Company had hedged approximately 3.4 million, 2.8 million and 2.1 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. In the fourth quarter of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bonds maturing on January 15, 2011. In the second quarter of fiscal 2010, the Company unwound $100 million of one of the three outstanding interest rate swaps. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.80% bond maturing November 15, 2012 and two fixed to floating swaps totaling $300 million to hedge the coupon of its 4.875% bond maturing September 15, 2013. At June 30, 2009, the Company did not have any interest rate swaps outstanding.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as			Derivatives and Hedging Activities Not Designated
	Hedging Instruments under ASC 815			as Hedging Instruments under ASC 815
	June 30,	September 30,	June 30,	June 30,	September 30,	June 30,
	2010	2009	2009	2010	2009	2009
Other current assets
Foreign currency exchange derivatives	$14	$40	$19	$9	$36	$14
Commodity derivatives	2	7	2	—	—	—
Other noncurrent assets
Interest rate swaps	9	5	—	—	—	—
Equity swap	—	—	—	91	70	45
Foreign currency exchange derivatives	1	1	2	1	1	1

Total assets	$26	$53	$23	$101	$107	$60

Current portion of long-term debt
Net investment hedges	$—	$134	$126	$—	$—	$—
Fixed rate debt swapped to floating	594	—	—	—	—	—
Other current liabilities
Foreign currency exchange derivatives	15	44	24	8	27	—
Commodity derivatives	8	1	11	—	—	—
Net investment hedges	7	—	—	—	—	—
Long-term debt
Fixed rate debt swapped to floating	404	704	—	—	—	—
Net investment hedges	—	278	262	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	1	2	1	1	2

Total liabilities	$1,030	$1,162	$425	$9	$28	$2

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
The following table presents the location and amount of gains and losses on derivative instruments and related hedge items included in the Company’s consolidated statements of income for the three and nine months ended June 30, 2010 and the three and six months ended June 30, 2009 and gains and losses initially recognized in other comprehensive income (OCI) net of tax or cumulative translation adjustment (CTA) net of tax in the condensed consolidated statements of financial position (in millions):

	As of	Three Months Ended		Three Months Ended
	June 30, 2010	June 30, 2010		June 30, 2010
		Location of Gain	Amount of Gain
	Amount of Gain	(Loss) Reclassified	(Loss) Reclassified	Location of Gain	Amount of Gain
	(Loss) Recognized in	from AOCI into	from AOCI into	(Loss) Recognized in	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	OCI on Derivative	Income (Effective	Income (Effective	Income on Derivative	Income on Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	(Ineffective Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$(1)	Cost of sales	$1	Cost of sales	$—
Commodity derivatives	(5)	Cost of sales	(1)	Cost of sales	—

Total	$(6)		$—		$—

	Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2010
	Location of Gain	Amount of Gain
	(Loss) Reclassified	(Loss) Reclassified	Location of Gain	Amount of Gain
	from AOCI into	from AOCI into	(Loss) Recognized in	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	Income (Effective	Income (Effective	Income on Derivative	Income on Derivative
Hedging Relationships	Portion)	Portion)	(Ineffective Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	Cost of sales	$(3)	Cost of sales	$—
Commodity derivatives	Cost of sales	1	Cost of sales	—

Total		$(2)		$—

	As of	Three Months Ended		Three Months Ended
	June 30, 2009	June 30, 2009		June 30, 2009
		Location of Gain	Amount of Gain
	Amount of Gain	(Loss) Reclassified	(Loss) Reclassified	Location of Gain	Amount of Gain
	(Loss) Recognized in	from AOCI into	from AOCI into	(Loss) Recognized in	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	OCI on Derivative	Income (Effective	Income (Effective	Income on Derivative	Income on Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	(Ineffective Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$(3)	Net sales	$(6)	Net sales	$—
Commodity derivatives	(9)	Cost of sales	(24)	Cost of sales	(1)

Total	$(12)		$(30)		$(1)

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Location of Gain	Amount of Gain
	(Loss) Reclassified	(Loss) Reclassified	Location of Gain	Amount of Gain
	from AOCI into	from AOCI into	(Loss) Recognized in	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	Income (Effective	Income (Effective	Income on Derivative	Income on Derivative
Hedging Relationships	Portion)	Portion)	(Ineffective Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	Net sales	$(13)	Net sales	$—
Commodity derivatives	Cost of sales	(70)	Cost of sales	(5)

Total		$(83)		$(5)

	As of	As of
	June 30, 2010	June 30, 2009
	Amount of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Recognized in
	CTA on Outstanding	CTA on Outstanding
Hedging Activities in ASC 815 Net	Derivatives (Effective	Derivatives (Effective
Investment Hedging Relationships	Portion)	Portion)
Net investment hedges	$(4)	$(13)

Total	$(4)	$(13)

For the three and nine months ended June 30, 2010 and the three and six months ended June 30, 2009, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

		Three Months Ended	Nine Months Ended
		June 30, 2010	June 30, 2010
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative	Derivative
Interest rate swap	Net financing charges	$4	$4
Fixed rate debt swapped to floating	Net financing charges	(1)	5

Total		$3	$9

		Three Months Ended	Six Months Ended
		June 30, 2009	June 30, 2009
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative	Derivative
Interest rate swap	Net financing charges	$—	$—
Fixed rate debt swapped to floating	Net financing charges	—	—

Total		$—	$—

		Three Months Ended	Nine Months Ended
		June 30, 2010	June 30, 2010
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$110	$198
Foreign currency exchange derivatives	Net financing charges	(103)	(160)
Equity swap	Selling, general and administrative expenses	(21)	2
Commodity derivatives	Cost of sales	1	1

Total		$(13)	$41

		Three Months Ended	Six Months Ended
		June 30, 2009	June 30, 2009
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$(10)	$(86)
Foreign currency exchange derivatives	Net financing charges	23	102
Equity swap	Selling, general and administrative expenses	16	20
Commodity derivatives	Cost of sales	(1)	(4)

Total		$28	$32

16.	Fair Value Measurements
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2010, September 30, 2009 and June 30, 2009 (in millions):

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other
		in Active	Observable	Significant
	Total as of	Markets	Inputs	Unobservable Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$23	$23	$—	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Interest rate swaps	9	—	9	—
Investments in marketable common stock	24	24	—	—
Equity swap	91	91	—	—
Foreign currency exchange derivatives	2	2	—	—

Total	$151	$140	$11	$—

Current portion of long-term debt
Fixed rate debt swapped to floating	$594	$—	$594	$—
Other current liabilities
Foreign currency exchange derivatives	23	23	—	—
Cross-currency interest rate swaps	7	—	7	—
Commodity derivatives	8	—	8	—
Long-term debt
Fixed rate debt swapped to floating	404	—	404	—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	3	—	—

Total	$1,039	$26	$1,013	$—

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$33	$33	$—	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Equity swap	45	45	—	—
Foreign currency exchange derivatives	3	3	—	—

Total	$83	$81	$2	$—

Current portion long-term debt
Foreign currency denominated debt	$126	$126	$—	$—
Other current liabilities
Foreign currency exchange derivatives	24	24	—	—
Commodity derivatives	11	—	11	—
Long-term debt
Foreign currency denominated debt	262	262	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	4	4	—	—

Total	$427	$416	$11	$—

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2010, September 30, 2009 and June 30, 2009.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper and polypropylene. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at June 30, 2010, September 30, 2009 and June 30, 2009.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. In the fourth quarter

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bonds maturing on January 15, 2011. In the second quarter of fiscal 2010, the Company unwound a $100 million portion of one of the three interest swaps mentioned above. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.80% bond maturing November 15, 2012 and two fixed to floating swaps totaling $300 million to hedge the coupons of its 4.875% bond maturing September 15, 2013. At June 30, 2009, the Company did not have any interest rate swaps outstanding.

Investments in marketable common stock – The Company has invested in certain marketable common stock during the third quarter of fiscal 2010. The securities are valued under a market approach using publicized share prices. As of June 30, 2010, the Company recorded an unrealized loss of $2 million in accumulated other comprehensive income and no unrealized gains on these investments.

Equity swap – The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statement of income within selling, general and administrative expenses.

Cross-currency interest rate swap – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using market assumptions. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. The Company entered into three cross-currency swaps totaling 20 billion yen during the second quarter of fiscal 2010. These swaps are designated as hedges in the Company’s net investment in Japan. There were no cross-currency interest rate swaps outstanding at September 30, 2009 and June 30, 2009.

Foreign currency denominated debt – The Company has entered into certain foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2009 and September 30, 2009, the Company had 37 billion yen of foreign denominated debt designated as a net investment hedge. During the first quarter of fiscal 2010, the Company retired 19 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. During the second quarter of fiscal 2010, the Company retired the remaining 18 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. There was no foreign currency denominated debt designated as a net investment hedge outstanding at June 30, 2010.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.6 billion, $3.4 billion and $4.4 billion at June 30, 2010, September 30, 2009 and June 30, 2009, respectively, was determined using market quotes.
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
In the third quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the planned relocation of its headquarters building in Japan in the automotive experience Asia segment. As a result, the Company reviewed its long-lived assets for impairment and recorded an $11 million impairment charge within selling, general and administrative expenses in the third quarter of fiscal 2010 related to the Asia automotive experience segment. The impairment was measured under a market approach utilizing an appraisal. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”

At June 30, 2010, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

In the second quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to planned plant closures for the North America automotive experience segment. These closures are a result of the Company’s revised restructuring actions to the 2008 Plan. Refer to Note 8, “Restructuring Costs,” to the financial statements for further information regarding the 2008 Plan. As a result, the Company reviewed its long-lived assets for impairment and recorded a $19 million impairment charge in the second quarter of fiscal 2010 related to the North America automotive experience segment. This impairment charge was offset by a decrease in the Company’s restructuring reserve related to the 2008 Plan due to lower employee severance and termination benefit cash payments than previously expected, as discussed further in Note 8. The impairment was measured under an income approach utilizing forecasted discounted cash flows for fiscal 2010 through 2014 to fair value the impaired assets. This method is consistent with the method the Company has employed in prior periods to value other long-lived assets. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”

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

In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 8, “Restructuring Costs,” to the financial statements for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the Europe automotive experience segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
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

At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which had significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for the building efficiency North America unitary products segment in the first quarter of fiscal 2009. The U.S. Air investment balance included in the condensed consolidated statement of financial position at June 30, 2010 was $53 million. The Company does not anticipate future impairment of this investment as, based on its current forecasts, a further decline in value that is other than temporary is not considered reasonably likely to occur.
18.	Segment Information
ASC 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has ten reportable segments for financial reporting purposes. Certain segments are aggregated or combined based on materiality within building efficiency rest of world and power solutions in accordance with the guidance. The Company’s ten reportable segments are presented in the context of its three primary businesses – building efficiency, automotive experience and power solutions.

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
June 30, 2010
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

	Net Sales
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Building efficiency
North America systems	$551	$563	$1,552	$1,671
North America service	531	552	1,505	1,610
North America unitary products	243	227	574	477
Global workplace solutions	787	708	2,404	2,095
Europe	457	517	1,409	1,587
Rest of world	648	600	1,764	1,779

	3,217	3,167	9,208	9,219

Automotive experience
North America	1,740	988	4,981	3,279
Europe	2,033	1,706	6,238	4,478
Asia	440	262	1,263	775

	4,213	2,956	12,482	8,532

Power solutions	1,110	856	3,575	2,879

Total net sales	$8,540	$6,979	$25,265	$20,630

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

	Segment Income
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Building efficiency
North America systems	$74	$63	$180	$173
North America service	20	58	42	129
North America unitary products	16	(2)	23	(227)
Global workplace solutions	12	10	27	24
Europe	2	12	(14)	36
Rest of world	66	49	140	124

	190	190	398	259

Automotive experience
North America	97	(34)	293	(370)
Europe	49	3	110	(238)
Asia	25	17	78	(10)

	171	(14)	481	(618)

Power solutions	135	106	450	212

Total segment income (loss)	$496	$282	$1,329	$(147)

Net financing charges	(39)	(65)	(117)	(167)
Restructuring costs	—	—	—	(230)

Income (loss) before income taxes	$457	$217	$1,212	$(544)

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income and the condensed consolidated statements of cash flows for the three-month and nine-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
August 3, 2010

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

The following information should be read in conjunction with the September 30, 2009 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2009 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended June 30, 2010 compared to the three months ended June 30, 2009, while references to “Year-to-Date” refer to the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.
Outlook
On July 23, 2010, the Company updated its fiscal 2010 guidance. The Company expects fiscal 2010 net sales to increase to $33.5 billion, which would represent an 18% increase from prior year net sales, based on anticipated higher vehicle production, increased power solutions aftermarket volumes and year over year growth in building efficiency. Automotive experience segment margins for fiscal 2010 are expected to be 3.6% — 3.7%, building efficiency segment margins are expected to be 5.2% — 5.4% and power solutions segment margins are expected to be 12.6% — 12.8%. Earnings, excluding the impact of one-time tax items, are expected to increase to approximately $1.95 per diluted share, which is higher than fiscal 2009, primarily based on profitable conversion of increased net sales.
Liquidity and Capital Resources
The Company believes its capital resources and liquidity position at June 30, 2010 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2010 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. The Company does not have any significant debt maturities until the second quarter of fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2010, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $9.4 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
The key financial assumptions used in calculating the pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. The Company’s most recent actuarial valuation utilized an expected rate of return of 8.5% and an average of 6.0% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. During the first nine months of fiscal 2010, the Company has made approximately $224 million in total pension contributions. The Company expects to contribute approximately $300 million in cash to its defined benefit pension plans in fiscal 2010.

Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges and restructuring costs.
Summary

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2010	2009	Change	2010	2009	Change
Net sales	$8,540	$6,979	22%	$25,265	$20,630	22%
Segment income	496	282	76%	1,329	(147)	*

*	Measure not meaningful
     Three Months:
•	The $1.6 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($1.3 billion) as a result of increased industry production levels by our major original equipment manufacturers (OEM’s), higher sales volumes in the power solutions business ($255 million) and higher global workplace solutions, rest of world and unitary products demand in the building efficiency business ($118 million), partially offset by lower sales volumes in the other building efficiency businesses ($81 million) and the unfavorable impact of foreign currency translation ($62 million).

•	The $214 million increase in segment income was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating costs in the automotive experience North America and Europe segments and favorable overall margin rates in the building efficiency business, partially offset by higher selling, general and administrative expenses and the unfavorable effects of foreign currency translation ($10 million).
     Year-to-Date:
•	The $4.6 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($3.7 billion) as a result of increased industry production levels by our major OEM’s, the favorable impact of foreign currency translation ($670 million), higher sales volumes in the power solutions business ($587 million) and higher global workplace solutions and unitary products demand in the building efficiency business ($292 million), partially offset by lower sales volumes in the other building efficiency businesses ($615 million).

•	The $1.5 billion increase in segment income was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating and purchasing costs in the automotive experience North America and Europe segments, favorable overall margin rates in the building efficiency business, impairment charges recorded in the prior year on an equity investment in the building efficiency North America unitary products segment ($152 million), fixed asset impairment charges recorded in the prior year in the automotive experience North America and Europe segments ($77 million and $33 million, respectively) and the favorable effects of foreign currency translation ($14 million), partially offset by lower overall volumes in the building efficiency businesses and higher selling, general and administrative expenses.

Building Efficiency — Net Sales

	Net Sales			Net Sales
	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2010	2009	Change	2010	2009	Change
North America systems	$551	$563	-2%	$1,552	$1,671	-7%
North America service	531	552	-4%	1,505	1,610	-7%
North America unitary products	243	227	7%	574	477	20%
Global workplace solutions	787	708	11%	2,404	2,095	15%
Europe	457	517	-12%	1,409	1,587	-11%
Rest of world	648	600	8%	1,764	1,779	-1%

	$3,217	$3,167	2%	$9,208	$9,219	0%

Three Months:
•	The decrease in North America systems was primarily due to lower volumes of equipment in the commercial construction and replacement markets ($17 million) partially offset by the favorable impact from foreign currency translation ($5 million).

•	The decrease in North America service was primarily due to lower truck-based business ($58 million) partially offset by higher volumes in energy solutions ($31 million) and the favorable impact of foreign currency translation ($6 million).

•	The increase in North America unitary products was primarily due to recovery in the U.S. residential market ($14 million) and the favorable impact of foreign currency translation ($2 million).

•	The increase in global workplace solutions was primarily due to the impact of increased demand from existing and new customers ($72 million) and the favorable impact of foreign currency translation ($7 million).

•	The decrease in Europe was primarily due to lower volumes across the region ($37 million) and the unfavorable impact of foreign currency translation ($23 million).

•	The increase in rest of world was primarily due to volume increases in the Latin America ($18 million), Asia ($16 million) and Middle East ($3 million) and the favorable impact of foreign currency translation ($16 million), partially offset by volume decreases in other global businesses ($5 million).
Year-to-Date:
•	The decrease in North America systems was primarily due to lower volumes of control systems and equipment in the commercial construction and replacement markets ($137 million) partially offset by the favorable impact from foreign currency translation ($18 million).

•	The decrease in North America service was primarily due to lower truck-based business ($156 million) partially offset by higher volumes in energy solutions ($31 million) and the favorable impact of foreign currency translation ($20 million).

•	The increase in North America unitary products was primarily due to increases in the U.S. residential market ($91 million) and the favorable impact of foreign currency translation ($6 million).

•	The increase in global workplace solutions was primarily due to the impact of increased demand from existing and new customers ($201 million) and the favorable impact of foreign currency translation ($108 million).

•	The decrease in Europe was primarily due to lower volumes across the region ($269 million) partially offset by the favorable impact of foreign currency translation ($91 million).

•	The decrease in rest of world was primarily due to volume decreases in Middle East ($39 million), Latin America ($25 million) and other global businesses ($23 million), partially offset by favorable impact of foreign currency translation ($69 million) and volume increases in Asia ($3 million).
Building Efficiency — Segment Income

	Segment Income			Segment Income
	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2010	2009	Change	2010	2009	Change
North America systems	$74	$63	17%	$180	$173	4%
North America service	20	58	-66%	42	129	-67%
North America unitary products	16	(2)	*	23	(227)	*
Global workplace solutions	12	10	20%	27	24	13%
Europe	2	12	-83%	(14)	36	*
Rest of world	66	49	35%	140	124	13%

	$190	$190	0%	$398	$259	54%

*	Measure not meaningful
Three Months:
•	The increase in North America systems was primarily due to favorable margin rates ($14 million) and the favorable impact of foreign currency translation ($1 million), partially offset by lower volumes ($4 million).

•	The decrease in North America service was primarily due to information technology implementation costs ($15 million), lower volumes in truck-based services ($10 million), higher selling, general and administrative expenses ($7 million) related in part to investments in energy solutions and unfavorable margin rates ($5 million), partially offset by the favorable impact of foreign currency translation ($1 million).

•	The increase in North America unitary products was primarily due to favorable volumes and margin rates ($22 million), partially offset by higher selling, general, and administrative expenses ($3 million).

•	The increase in global workplace solutions was primarily due to higher volumes ($6 million) partially offset by unfavorable margin rates ($4 million).

•	The decrease in Europe was primarily due to lower sales volumes ($11 million), higher selling, general and administrative expenses ($1 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by favorable margin rates ($3 million).

•	The increase in rest of world was primarily due to favorable margin rates ($16 million) and higher volumes ($8 million), partially offset by higher selling, general and administrative expenses ($6 million) as a result of investments in emerging markets and engineering and the unfavorable impact of foreign currency translation ($2 million).
Year-to-Date:
•	The increase in North America systems was primarily due to favorable margin rates ($28 million), lower selling, general and administrative expenses ($12 million) and the favorable impact of foreign currency translation ($3 million), partially offset by lower volumes ($25 million) and reserves for existing customers ($11 million).

•	The decrease in North America service was primarily due to inventory adjustments and information technology implementation costs ($43 million), lower volumes in truck-based services ($34 million),

unfavorable margin rates ($5 million) and higher selling, general and administrative expenses ($3 million), partially offset by the favorable impact of foreign currency translation ($2 million).
•	The increase in North America unitary products was primarily due to impairment charges recorded on an equity investment in the prior year first quarter ($152 million), favorable volumes and margin rates ($67 million), prior year inventory related charges ($20 million) and lower selling, general, and administrative expenses ($9 million).

•	The increase in global workplace solutions was primarily due to higher volumes ($13 million) and the favorable impact of foreign currency translation ($2 million), partially offset by unfavorable margin rates ($7 million) and higher selling, general, and administrative expenses ($3 million).

•	The decrease in Europe was primarily due to lower sales volumes ($63 million) partially offset by lower selling, general and administrative expenses ($10 million) due in part to prior year restructuring, the favorable impact of foreign currency translation ($4 million) and favorable margin rates ($3 million).

•	The increase in rest of world was primarily due to favorable margin rates ($42 million) partially offset by lower volumes ($18 million), higher selling, general and administrative expenses ($6 million) and the unfavorable impact of foreign currency translation ($2 million).
Automotive Experience — Net Sales

	Net Sales			Net Sales
	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2010	2009	Change	2010	2009	Change
North America	$1,740	$988	76%	$4,981	$3,279	52%
Europe	2,033	1,706	19%	6,238	4,478	39%
Asia	440	262	68%	1,263	775	63%

	$4,213	$2,956	43%	$12,482	$8,532	46%

Three Months:
•	The increase in North America was primarily due to higher industry production volumes by all of the Company’s major OEM customers ($778 million) partially offset by commercial settlements and pricing ($26 million).

•	The increase in Europe was primarily due to higher production volumes and new customer awards ($434 million) partially offset by the unfavorable impact of foreign currency translation ($93 million) and unfavorable commercial settlements and pricing ($14 million).

•	The increase in Asia was primarily due to higher production volumes in Japan and Korea ($159 million) and the favorable impact of foreign currency translation ($19 million).
Year-to-Date:
•	The increase in North America was primarily due to higher industry production volumes by all of the Company’s major OEM customers ($1.7 billion).

•	The increase in Europe was primarily due to higher production volumes and new customer awards ($1.6 billion) and the favorable impact of foreign currency translation ($158 million).

•	The increase in Asia was primarily due to higher production volumes in Japan, Korea, Thailand and China ($397 million) and the favorable impact of foreign currency translation ($91 million).

Automotive Experience — Segment Income

	Segment Income				Segment Income
	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(in millions)	2010	2009	Change		2010	2009	Change
North America	$97	$(34)		*	$293	$(370)		*
Europe	49	3		*	110	(238)		*
Asia	25	17	47%		78	(10)		*

	$171	$(14)		*	$481	$(618)		*

*	Measure not meaningful
Three Months:
•	The increase in North America was primarily due to higher industry production volumes ($157 million), favorable operating costs ($33 million) and higher equity income ($4 million), partially offset by higher engineering expenses ($30 million), purchasing and commercial costs ($28 million) and higher selling, general and administrative costs ($5 million).

•	The increase in Europe was primarily due to higher production volumes ($71 million), favorable operating costs ($16 million) and favorable purchasing costs ($6 million), partially offset by higher prior year commercial recoveries ($23 million), the unfavorable impact of foreign currency translation ($11 million), higher engineering expenses ($8 million) and higher selling, general and administrative costs ($5 million).

•	The increase in Asia was primarily due to higher production volumes ($18 million) and higher equity income at our joint ventures mainly in China ($11 million), partially offset by an impairment charge on a headquarters building in Japan ($11 million), commercial costs ($6 million) and higher selling, general and administrative costs ($3 million).
Year-to-Date:
•	The increase in North America was primarily due to higher industry production volumes ($366 million), favorable operating costs ($145 million), favorable purchasing and commercial costs ($89 million), an impairment charge on fixed assets recorded in the prior year first quarter ($77 million) and higher equity income ($26 million), partially offset by higher engineering expenses ($30 million) and higher selling, general and administration costs ($13 million).

•	The increase in Europe was primarily due to higher production volumes ($260 million), favorable purchasing costs ($61 million), favorable operating costs ($57 million) and an impairment charge on fixed assets recorded in the prior year first quarter ($33 million), partially offset by higher prior year commercial recoveries ($43 million), higher engineering expenses ($17 million) and the unfavorable impact of foreign currency translation ($2 million).

•	The increase in Asia was primarily due to higher equity income at our joint ventures mainly in China ($56 million), higher production volumes ($54 million) and the favorable impact of foreign currency translation ($1 million), partially offset by an impairment charge on a headquarters building in Japan ($11 million), commercial costs ($6 million) and higher selling, general and administrative costs ($3 million).

Power Solutions

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2010	2009	Change	2010	2009	Change
Net sales	$1,110	$856	30%	$3,575	$2,879	24%
Segment income	135	106	27%	450	212	*

*	Measure not meaningful
     Three Months:
•	Net sales increased primarily due to higher sales volumes ($142 million) and the impact of higher lead costs on pricing ($114 million), partially offset by unfavorable price/product mix ($1 million) and the unfavorable impact of foreign currency translation ($1 million).

•	Segment income increased primarily due to higher sales volumes ($32 million), prior year disposal of a former manufacturing facility in Europe and other assets ($15 million), and the favorable impact of foreign currency translation ($2 million), partially offset by higher selling, general and administrative costs ($14 million) and unfavorable net lead and other commodity costs net of pricing ($8 million).
     Year-to-Date:
•	Net sales increased primarily due to higher sales volumes ($362 million), the impact of higher lead costs on pricing ($227 million) and the favorable impact of foreign currency translation ($109 million), partially offset by unfavorable price/product mix ($2 million).

•	Segment income increased primarily due to higher sales volumes ($142 million), prior year disposal of a former manufacturing facility in Europe and other assets ($15 million), the favorable impact of foreign currency translation ($6 million) and favorable net lead and other commodity costs net of pricing ($110 million), which includes a prior year $62 million out of period adjustment as discussed in Note 1, “Financial Statements,” to the financial statements. Partially offsetting these factors were higher selling, general and administrative costs ($39 million).
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
Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience — Europe of approximately $65 million, all of which was identified prior to the current quarter, due to favorable severance negotiations and the decision to not close previously planned plants in response to increased customer demand. The underspend of the initial 2009 Plan reserves will be utilized for additional costs to be incurred as part of power solutions, automotive experience — Europe and automotive experience — North America’s additional cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

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
Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for building efficiency — Europe and automotive experience — Europe of approximately $95 million, all of which was identified prior to the current quarter, due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan will be utilized for similar additional restructuring actions committed to be performed during fiscal 2010 and 2011. The underspend experienced by building efficiency — Europe will be utilized for workforce reductions and plant consolidations in building efficiency — Europe. The underspend experienced by automotive experience — Europe will be utilized for additional plant consolidations for automotive experience — North America and workforce reductions in building efficiency - Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.
The 2008 and 2009 Plans include workforce reductions of approximately 20,700 employees (9,300 for automotive experience — North America, 5,700 for automotive experience — Europe, 1,100 for automotive experience — Asia, 400 for building efficiency — North America, 2,700 for building efficiency — Europe, 700 for building efficiency — rest of world, and 800 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2010, approximately 16,200 of the employees have been separated from the Company pursuant to the 2008 and 2009 Plans. In addition, the 2008 and 2009 Plans include 33 plant closures (14 for automotive experience — North America, 11 for automotive experience — Europe, 3 for automotive experience — Asia, 1 for building efficiency - North America, 1 for building efficiency — rest of world, and 3 for power solutions). As of June 30, 2010, 22 of the 33 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
Net Financing Charges

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2010	2009	Change	2010	2009	Change
Net financing charges	$39	$65	-40%	$117	$167	-30%
•	The decrease in net financing charges for the three and nine month periods ended June 30, 2010 was primarily due to lower debt levels, including the conversion of the Company’s convertible senior notes and Equity Units in September 2009, and lower interest rates in the current periods.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Tax provision	$31	$50	$123	$109
Effective tax rate	6.8%	23.0%	10.2%	-20.0%
Estimated annual base effective tax rate	18.0%	27.0%	18.0%	27.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•	In the current fiscal quarter, the Company’s estimated annual effective income tax rate for continuing operations remained at 18%.

•	In the third quarter of fiscal 2010, the Company determined that it was more likely than not that the deferred tax assets within a Slovakia automotive entity would be utilized. Therefore, the Company released $13 million of valuation allowances in the three month period ended June 30, 2010.

•	Based on recently published case law in a non-U.S. jurisdiction and the settlement of a tax audit during the third quarter of fiscal 2010, the Company released net $38 million of reserves for uncertain tax positions, including interest and penalties.

•	In the second quarter of fiscal 2010, the Company recorded a noncash charge of approximately $18 million due to law changes related to the tax treatment of the Medicare Part D subsidy due to passage of comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR3590).

•	In the first quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.

•	As a result of certain recent events related to prior year tax planning initiatives, during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties, which impacts the effective tax rate.

•	In the third quarter of fiscal 2009, the Company decreased its estimated annual effective income tax rate for continuing operations from 31% to 27%, primarily due to a geographical shift in income and global tax planning initiatives. Because there was a cumulative year-to-date loss, this created a tax expense increase of $11 million in the third quarter of fiscal 2009 after applying the new effective rate to the provision in the prior two quarters.

•	In the third quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Brazil power solutions entity would be utilized. Therefore, the Company released $10 million of valuation allowances in the three month period ended June 30, 2009. This was comprised of a $3 million decrease in income tax expense with the remaining amount impacting the statement of financial position.

•	In the third quarter of fiscal 2009, as a result of various entities exiting business in certain jurisdictions and certain recent events related to prior tax planning initiatives, the Company reduced the reserve for uncertain tax positions by $33 million. This was comprised of a $17 million decrease to tax expense and a $16 million decrease to goodwill.

•	In the second quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the

Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances against the income tax provision in the three month period ended March 31, 2009.

•	In the second quarter of fiscal 2009, the Company recorded a $27 million discrete period tax adjustment related to second quarter restructuring costs using a blended statutory tax rate of 19.2%.

•	In the second quarter of fiscal 2009, the Company filed a claim for refund with the Internal Revenue Service related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.

•	In the second quarter of fiscal 2009, the tax provision decreased as a result of $30 million tax benefit realized by a change in tax status of a French subsidiary.

•	In the first quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result of the rapid deterioration of operating results in various jurisdictions including France, Mexico, Spain and the United Kingdom, it was determined that it was more likely than not that the deferred tax assets would not be utilized. Therefore, the Company recorded a $300 million valuation allowance as income tax expense.

•	In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%. Due to the tax rate change in the second quarter of fiscal 2009, the discrete period tax adjustment increased by $18 million for a total tax adjustment of the six months ended March 31, 2009 of $48 million.
Income Attributable to Noncontrolling Interests

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2010	2009	Change	2010	2009	Change
Income (loss) attributable to noncontrolling interests	$8	$4	100%	$47	$(15)	*

*	Measure not meaningful
•	The increase in income attributable to noncontrolling interests for the three and nine month periods ended June 30, 2010 was primarily due to earnings at certain automotive experience joint ventures in North America and Asia.
Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2010	2009	Change	2010	2009	Change
Net income (loss) attributable to Johnson Controls, Inc.	$418	$163	*	$1,042	$(638)	*

*	Measure not meaningful
•	The increase in net income attributable to Johnson Controls, Inc. for the three months ended June 30, 2010 was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating costs in the automotive experience North America and Europe segments, favorable overall margin rates in the building efficiency business, lower net financing charges and a decrease in the provision for income taxes, partially offset by higher selling, general and administrative expenses, higher income attributable to noncontrolling interests and the unfavorable effects of foreign currency translation.

•	The increase in net income attributable to Johnson Controls, Inc. for the nine months ended June 30, 2010 was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating and purchasing costs in the automotive experience North America and Europe segments, favorable overall margin rates in the building efficiency business, impairment charges recorded in the prior year on an equity investment in the building efficiency North America unitary products segment, fixed asset impairment charges recorded in the prior year in the automotive experience North America and Europe segments, restructuring charges recorded in the prior year, lower net financing charges and the favorable effects of foreign currency translation, partially offset by lower overall volumes in the building efficiency business, higher selling, general and administrative expenses, an increase in the provision for income taxes and higher income attributable to noncontrolling interests.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At June 30, 2010, the unearned backlog was $4.4 billion, or a 1% increase compared to June 30, 2009 including and excluding the minimal negative impact of foreign currency. The North America systems, North America service and rest of world backlog increased compared to prior year levels, while there was a decline in Europe.
Financial Condition
Working Capital

	June 30,	September 30,		June 30,
(in millions)	2010	2009	Change	2009	Change
Working capital	$905	$1,147	-21%	$1,030	-12%

Accounts receivable	5,452	5,528	-1%	4,910	11%
Inventories	1,644	1,521	8%	1,561	5%
Accounts payable	4,874	4,434	10%	3,741	30%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The decrease in working capital as compared to September 30, 2009 was primarily due to lower accounts receivable from improved collections and higher accounts payable primarily due to increased purchasing activity, partially offset by higher inventory levels to support higher sales and a decrease in restructuring reserves. Compared to June 30, 2009, the decrease was primarily due to higher accounts payable primarily due to increased purchasing activity partially offset by higher accounts receivable from higher sales, higher inventory levels to support higher sales and a decrease in restructuring reserves.

•	The Company’s days sales in accounts receivable for the three months ended June 30, 2010 were 54, lower than 58 for the comparable periods ended September 30, 2009 and June 30, 2009. The decrease in accounts receivable compared to September 30, 2009 was primarily due to improved collections. The increase in accounts receivable compared to June 30, 2009 was primarily due to higher sales volumes in the current quarter as compared to the same quarter in the prior year. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended June 30, 2010 were consistent with the period ended September 30, 2009. Inventory turns were higher compared to the three months ended June 30, 2009, primarily due to increased sales volumes and improvements in inventory management.

•	Days in accounts payable at June 30, 2010 decreased to 69 days from 72 days at September 30, 2009 and 71 days at June 30, 2009 primarily due to the timing of supplier payments.

Cash Flows

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Cash provided by operating activities	$427	$494	$1,448	$359
Cash used by investing activities	(285)	(139)	(655)	(674)
Cash provided (used) by financing activities	(4)	(123)	(646)	474
Capital expenditures	(215)	(103)	(526)	(529)
•	The decrease in cash provided by operating activities for the three months ended June 30, 2010 was primarily due to unfavorable working capital changes in accounts receivable and inventory, partially offset by higher net income attributable to Johnson Controls, Inc. and favorable working capital changes in accounts payable. The increase in cash provided by operating activities for the nine months ended June 30, 2010 was primarily due to higher net income attributable to Johnson Controls, Inc. and favorable working capital changes in accounts payable and accrued income taxes, partially offset by unfavorable working capital changes in accounts receivable, inventory and restructuring reserves.

•	The increase in cash used by investing activities for the three months ended June 30, 2010 was primarily due to higher capital expenditures, acquisition of businesses and an increase in long-term investments in the current period. For the nine months ended June 30, 2010, the decrease in cash used by investing activities was primarily due to a decrease in long-term investments and increase in sales of property, plant and equipment in the current period, partially offset by the impact of settlement of cross-currency interest rate swaps in the prior year.

•	The decrease in cash used by financing activities for the three months ended June 30, 2010 was primarily due to the translation of foreign denominated cash balances. The increase in cash used by financing activities for the nine months ended June 30, 2010 was primarily due to a decrease in overall debt levels.

•	The increase in capital expenditures for the three months ended June 30, 2010 and the decrease in capital expenditures for the nine months ended June 30, 2010 were primarily due to the timing of payments for investments made across the businesses.
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
In the third quarter of fiscal 2010, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets within a Slovakia automotive entity would be utilized. Therefore, the Company released $13 million of valuation allowances in the three month period ended June 30, 2010.
In the first quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax assets within the Brazil automotive entity would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.
In the third quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Brazil power solutions entity would be utilized. Therefore, the Company released $10 million of valuation allowances in the three month period ended June 30, 2009. This was comprised of a $3 million decrease in income tax expense with the remaining amount impacting the condensed consolidated statement of financial position.
In the second quarter of fiscal 2009, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore the Company released $45 million of valuation allowances against the income tax provision in the three month period ended March 31, 2009.
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
In the third quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the planned relocation of its headquarters building in Japan in the automotive experience Asia segment. As a result, the Company reviewed its long-lived assets for impairment and recorded an $11 million impairment charge within selling, general and administrative expenses in the third quarter of fiscal 2010 related to the Asia automotive experience segment. The impairment was measured under a market approach utilizing an appraisal. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
At June 30, 2010, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.
In the second quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to planned plant closures for the North America automotive experience segment. These closures are a result of the Company’s revised restructuring actions to the 2008 Plan. Refer to Note 8, “Restructuring Costs,” to the financial statements for further information regarding the 2008 Plan. As a result, the Company reviewed its long-lived assets for impairment and recorded a $19 million impairment charge in the second quarter of fiscal 2010 related to the North America automotive experience segment. This impairment charge was offset by a decrease in the Company’s restructuring reserve related to the 2008 Plan due to lower employee severance and termination benefit cash payments than previously expected, as discussed further in Note 8. The impairment was measured under an income approach utilizing forecasted discounted cash flows for fiscal 2010 through 2014 to fair value the impaired assets. This method is consistent with the method the Company has employed in prior periods to value other long-lived assets. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
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
In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 8, “Restructuring Costs,” to the financial statements for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the Europe automotive experience segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.
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
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which had significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for the building efficiency North America unitary products segment in the first quarter of fiscal 2009. The U.S. Air investment balance included in the condensed consolidated statement of financial position at June 30, 2010 was $53 million. The Company does not anticipate future impairment of this investment as, based on its current forecasts, a further decline in value that is other than temporary is not considered reasonably likely to occur.
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. At June 30, 2010, the Company concluded it did not have any triggering events requiring assessment of impairment of goodwill.
Capitalization

	June 30,	September 30,		June 30,
(in millions)	2010	2009	Change	2009	Change
Total debt	$3,365	$3,966	-15%	$4,778	-30%
Shareholders’ equity attributable to Johnson Controls, Inc.	9,395	9,100	3%	8,178	15%

Total capitalization	$12,760	$13,066	-2%	$12,956	-2%

Total debt as a % of total capitalization	26%	30%		37%

•	In fiscal 2008, the Company entered into new committed, revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009, the 100 million euro revolving facility expired and the Company entered into a new one year committed, revolving credit facility in the amount of 50 million euro expiring in May 2010. In May 2010, the 50 million euro revolving facility expired and the Company entered into a new one year committed, revolving credit facility in the amount of 50 million euro expiring in May 2011. At June 30, 2010, there were no draws on the revolving credit facilities.

•	In January 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured. The Company used proceeds from commercial paper issuances to repay the loan agreement.

•	In February 2009, the Company entered into a $50 million, three year, floating rate bilateral loan agreement. The Company drew the entire amount under the loan agreement during the course of the second quarter of fiscal 2009. Also during the second quarter of fiscal 2009, the Company retired approximately $54 million in principal amount of its $800 million fixed rate bonds that mature in January 2011. The Company used proceeds from the $50 million floating rate loan agreement to retire the bonds. The Company retired the loan during the fourth quarter of fiscal 2009.

•	In March 2009, the Company closed concurrent public offerings. The Company issued $402.5 million aggregate amount of 6.5% senior, unsecured, fixed rate convertible notes that mature September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The Company also issued nine million Equity Units (the “Equity Units”) each of which has a stated amount of $50 in an aggregate principal amount of $450 million. The Equity Units consist of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date of March 31, 2012, subject to early settlement, a certain number of shares of the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.5% subordinated notes due 2042.

•	In September 2009, the Company settled the results of its previously announced offer to exchange (a) any and all of its outstanding 6.5% convertible senior notes due 2012 for the following consideration per $1,000 principal amount of convertible senior notes: (i) 89.3855 shares of the Company’s common stock, (ii) a cash payment of $120 and (iii) accrued and unpaid interest on the convertible senior notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer, approximately $400 million aggregate principal amount of convertible senior notes were exchanged for approximately 36 million shares of common stock and approximately $61 million in cash ($48 million of debt conversion payments and $13 million of accrued interest on the convertible senior notes). As a result of the exchange, in the fourth quarter of fiscal 2009 the Company recognized approximately $57 million of debt conversion expenses within its consolidated statement of income which was comprised of $48 million of debt conversion costs on the exchange and a $9 million charge related to the write-off of unamortized debt issuance costs.
•	In September 2009, the Company settled the results of its previously announced offer to exchange up to 8,550,000 of its nine million outstanding Equity Units in the form of Corporate Units (the “Corporate Units”) comprised of a purchase contract obligating the holder to purchase from the Company shares of its common stock and a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.50% subordinated notes due 2042, for the following consideration per Corporate Unit: (i) 4.8579 shares of the Company’s common stock, (ii) a cash payment of $6.50 and (iii) a distribution consisting of the pro rata share of accrued and unpaid interest on the subordinated notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer, approximately 8,082,085 Corporate Units (consisting of $404 million aggregate principal amount of outstanding 11.50% subordinated notes due 2042) were exchanged for approximately 39 million shares of common stock and approximately $65 million in cash ($52 million of debt conversion payments and $13 million of accrued interest payments on the subordinated notes). As a result of the exchange, in the fourth quarter of fiscal 2009 the Company recognized approximately $54 million of debt conversion expenses within its consolidated statement of income which was comprised of $53 million of debt conversion costs on the exchange and a $1 million charge related to the write-off of unamortized debt issuance costs.

•	In November 2009, the Company repurchased 670 bonds ($670,000 par value) of its 6.5% convertible notes maturing September 30, 2012. The Company used cash to fund the repurchase.

•	In December 2009, the Company repurchased an additional 1,015 bonds ($1,015,000 par value) of its 6.5% convertible notes maturing September 30, 2012. The Company used cash to fund the repurchase.

•	In December 2009, the Company retired its 7 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In December 2009, the Company retired its 12 billion yen, three year, floating rate loan agreement that matured. The Company used cash to repay the note.

•	In December 2009 the Company retired approximately $13 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired approximately $30 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired its 18 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In March 2010, the Company issued $500 million aggregate principal amount of 5.0% senior unsecured fixed rate notes due in fiscal 2020. Net proceeds from the issue were used for general corporate purposes including the retirement of short-term debt.

•	In March 2010, the Company retired approximately $31 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In April 2010, a total of 200 bonds ($200,000 par value) of 6.5% convertible senior notes scheduled to mature on September 30, 2012 were redeemed for Johnson Controls, Inc. common stock.

•	In May 2010, the Company retired approximately $18 million in principal amount of its fixed rate bonds scheduled to mature on January 15, 2011. The Company used cash to fund the repurchases.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of June 30, 2010, it could borrow up to $2.0 billion at its current debt ratings on committed and uncommitted credit lines.

•	The Company believes its capital resources and liquidity position at June 30, 2010 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2010 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. There were no draws on the revolving credit facility as of June 30, 2010. The Company does not have any significant debt maturities until the second quarter of fiscal 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
•	The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2010, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per our covenants was $9.4 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
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
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010) and, when adopted, will change the Company’s accounting treatment for multiple-element revenue arrangements on a prospective basis. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial condition and results of operations.
In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. The guidance requires enhanced transparency surrounding the types of plan assets and associated risks, as well as disclosure of information about fair value measurements of plan assets. This guidance is included in ASC 715, “Compensation — Retirement Benefits,” and is effective for the Company for the fiscal year ending September 30, 2010. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.
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
In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. This guidance is included in ASC

810, “Consolidation,” and was adopted by the Company in the first quarter of fiscal 2010 (October 1, 2009). The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations. Refer to Note 14, “Equity and Noncontrolling Interests,” to the financial statements for further discussion.
In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this guidance effective October 1, 2008. In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The provisions of this guidance for nonfinancial assets and nonfinancial liabilities were effective for the Company in the first quarter of fiscal 2010 (October 1, 2009) and will be applied prospectively to fair value assessments such as the Company’s long-lived asset impairment analyses. Refer to Note 17, “Impairment of Long-Lived Assets,” to the financial statements for further discussion.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2010, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 46 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.
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
In connection with the Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended June 30, 2010.
The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended June 30, 2010.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet be
	Total Number of	Average Price	Part of the Publicly	Purchased under the
Period	Shares Purchased	Paid per Share	Announced Program	Programs

4/1/10 - 4/30/10
Purchases by Company (1)	—	—	—	$102,394,713
5/1/10 - 5/31/10
Purchases by Company (1)	—	—	—	$102,394,713
6/1/10 - 6/30/10
Purchases by Company (1)	—	—	—	$102,394,713

4/1/10 - 4/30/10
Purchases by Citibank	250,000	$33.82	—	NA
5/1/10 - 5/31/10
Purchases by Citibank	—	—	—	NA
6/1/10 - 6/30/10
Purchases by Citibank	—	—	—	NA

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 61 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: August 3, 2010	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

10.Y	Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives hired after July 28, 2010, as amended and restated July 28, 2010, filed herewith.*

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 3, 2010, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.**

*	Denotes a management contract or compensatory plan.

**	The Company will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission.