Form 10-Q/A
period 2010-06-30
JOHNSON CONTROLS INC
filed 2010-08-13
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

Explanatory Note
The sole purpose of this amendment on Form 10-Q/A to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 3, 2010 (the “Form 10-Q”), is to furnish the interactive data file formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.
No changes have been made to the Form 10-Q other than those described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: August 13, 2010	By:	/s/ Brian J. Stief
Brian J. Stief
Vice President and Corporate Controller

JOHNSON CONTROLS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
10.Y	Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives hired after July 28, 2010, as amended and restated July 28, 2010.*

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 3, 2010, relating to Financial Information.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.

*	Previously filed with Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.