Form 10-K
period 2010-09-30
JOHNSON CONTROLS INC
filed 2010-11-23
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From To

Commission File Number 1-5097
JOHNSON CONTROLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State of Incorporation)	39-0380010 (I.R.S. Employer Identification No.)
5757 North Green Bay Avenue Milwaukee, Wisconsin (Address of principal executive offices)	53209 (Zip Code)

Registrant’s telephone number, including area code:
(414) 524-1200

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock Corporate Units	New York Stock Exchange New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $22.2 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2010, 674,375,572 shares of the registrant’s Common Stock, par value $0.01 7/18 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on January 26, 2011 are incorporated by reference into Part III.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2010

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
Our building efficiency business is a global market leader in designing, producing, marketing and installing integrated heating, ventilating and air conditioning (HVAC) systems, building management systems, controls, security and mechanical equipment. In addition, the building efficiency business provides technical services, energy management consulting and operations of entire real estate portfolios for the non-residential buildings market. We also provide residential air conditioning and heating systems and industrial refrigeration products.
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
Our power solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. We serve both automotive original equipment manufacturers (OEMs) and the general vehicle battery aftermarket. We offer Absorbent Glass Mat (AGM) and lithium-ion battery technologies to power hybrid vehicles.
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
Building efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some building controls and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. Approximately 45% of building efficiency’s sales are derived from HVAC products and installed control systems for construction and retrofit markets, of which 13% of its total sales are related to new commercial construction. Approximately 55% of its sales originate from its service offerings. In fiscal 2010, building efficiency accounted for 37% of the Company’s consolidated net sales.
The Company’s systems include York® chillers, industrial refrigeration products, air handlers and other HVAC mechanical equipment that provide heating and cooling in non-residential buildings. The Metasys® control system monitors and integrates HVAC equipment with other critical buildings systems to maximize comfort while reducing energy and operating costs. As the largest global supplier of HVAC technical services, building efficiency staffs, optimizes and repairs building systems made by the Company and its competitors. The Company offers a wide range of solutions such as performance contracting under which guaranteed energy savings are used by the customer to fund project costs over a number of years. In addition, the global workplace solutions segment provides full-time on-site operations staff and real estate and energy consulting services to help customers, especially multi-national companies, reduce costs and improve the performance of their facility portfolios. The Company’s on-site staff typically performs tasks related to the comfort and reliability of the facility, and manages subcontractors for functions such as foodservice, cleaning, maintenance and landscaping. Through its North America unitary products business, the Company produces air conditioning and heating equipment for the residential market.
Automotive experience
Automotive experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for OEMs and operates approximately 175 wholly- and majority-owned manufacturing or assembly plants in 27 countries worldwide (see Item 2, “Properties”). Additionally, the business has partially-owned affiliates in Asia, Europe, North America and South America.
Automotive experience products and systems include complete seating systems and components; cockpit systems, including instrument panels and clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems. In fiscal 2010, automotive experience accounted for 49% of the Company’s consolidated net sales.
The business operates assembly plants that supply automotive OEMs with complete seats on a “just-in-time/in-sequence” basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the business’s other automotive interior systems are also supplied on a “just-in-

time/in-sequence” basis. Foam, metal and plastic seating components, seat covers, seat mechanisms and other components are shipped to these plants from the business’s production facilities or outside suppliers.
Power solutions
Power solutions services both automotive OEMs and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing approximately 120 million lead-acid batteries annually in approximately 55 wholly- and majority-owned manufacturing or assembly plants in 18 countries worldwide (see Item 2, “Properties”). Investments in new product and process technology have expanded product offerings to AGM and lithium-ion battery technology to power hybrid vehicles. Approximately 77% of automotive battery sales worldwide in fiscal 2010 were to the automotive replacement market, with the remaining sales to the OEM market.
Sales of automotive batteries generated 14% of the Company’s fiscal 2010 consolidated net sales. Batteries and plastic battery containers are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.
Competition
Building efficiency
The building efficiency business conducts certain of its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction management expertise. Competitors for contracts in the residential and non-residential marketplace include many regional, national and international controls providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Carrier Corporation, a subsidiary of United Technologies Corporation; Trane Incorporated, a subsidiary of Ingersoll-Rand Company Limited; Rheem Manufacturing Company; Lennox International, Inc.; and Goodman Global, Inc. The services market, including global workplace solutions, is highly fragmented. Sales of services are largely dependent upon numerous individual contracts with commercial businesses worldwide. The loss of any individual contract would not have a material adverse effect on the Company.
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
Power solutions
Power solutions is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Robert Bosch GmbH, Costco, NAPA, O’Reilly/CSK, Interstate Battery System of America, Pep Boys, Sears, Roebuck & Co. and Wal-Mart stores. Automotive batteries are sold throughout the world under private labels and under the Company’s brand names (Optima®, Varta®, LTH® and Heliar®) to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The power solutions business competes with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The power solutions business primarily competes in the battery market with Exide Technologies, GS Yuasa Corporation, East Penn Manufacturing Company and Fiamm Group. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty.

Backlog
The Company’s backlog relating to the building efficiency business is applicable to its sales of systems and services. At September 30, 2010, the backlog was $4.7 billion, compared with $4.3 billion as of September 30, 2009. The increase in backlog was primarily due to market share gains and conditions in the North America systems, North America service and rest of world markets, partially offset by a decline in Europe. The backlog does not include amounts associated with contracts in the global workplace solutions business because such contracts are typically multi-year service awards, nor does it include unitary products. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.
At September 30, 2010, the Company’s automotive experience backlog of net new incremental business for its consolidated and unconsolidated subsidiaries to be executed within the next three fiscal years was approximately $4.0 billion, $1.1 billion of which relates to fiscal 2011. The backlog as of September 30, 2009 was approximately $2.5 billion. The increase in backlog was primarily due to higher industry production volumes in North America, Europe and Asia. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes, the timing of related production launches and changes in customer development plans.
Raw Materials
Raw materials used by the businesses in connection with their operations, including lead, steel, urethane chemicals, copper, sulfuric acid and polypropylene, were readily available during the year and the Company expects such availability to continue. In fiscal 2011, the Company expects increases in steel, copper, chemicals and resin costs. Lead and other commodity costs are expected to be relatively stable.
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
The Company has expended substantial resources globally, both financial and managerial, to comply with Environmental Laws and Worker Safety Laws and maintains procedures designed to foster and ensure compliance. Certain of the Company’s businesses are, or have been, engaged in the handling or use of substances that may impact workplace health and safety or the environment. The Company is committed to protecting its workers and the environment against the risks associated with these substances.
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
Environmental Capital Expenditures
The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditures; however, expenditures in fiscal 2010 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.
Employees
As of September 30, 2010, the Company employed approximately 137,000 employees, of whom approximately 93,000 were hourly and 44,000 were salaried.
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

ITEM 1A RISK FACTORS
General Risks
General economic, credit and capital market conditions could adversely affect our financial performance, and may affect our ability to grow or sustain our businesses and could negatively affect our ability to access the capital markets.
We compete around the world in various geographic regions and product markets. Global economic conditions affect each of our three primary businesses. As we discuss in greater detail in the specific risk factors for each of our businesses that appear below, any future financial distress in the automotive industry or residential and commercial construction markets could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our businesses.
The capital and credit markets provide us with liquidity to operate and grow our businesses beyond the liquidity that operating cash flows provide. A worldwide economic downturn and disruption of the credit markets could reduce our access to capital necessary for our operations and executing our strategic plan. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, then our financial condition, results of operations and cash flows could be adversely affected. The Company’s $2.05 billion five-year revolving credit facility expires in December 2011. The Company plans to renew the facility prior to its expiration.
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
In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Our primary exposures are to the euro, British pound, Japanese yen, Czech koruna, Mexican peso, Swiss franc, Polish zloty, Canadian dollar and Chinese renminbi. While we employ financial instruments to hedge transactional and foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and could adversely impact our financial results.
There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws, and monetary and fiscal policies, protectionist measures that may prohibit acquisitions or joint ventures, unsettled political conditions, natural and man-made disasters, hazards and losses, violence and possible terrorist attacks.
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
Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites could be considerably higher than the current accrued liability on our consolidated statement of financial position, which could have a material adverse effect on our business and results of operations. As of September 30, 2010, we recorded $47 million for environmental liabilities and $84 million in related conditional asset retirement obligations.
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
We are currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers, intellectual property matters, third party liability, including product liability claims and employment claims. There exists the possibility that such claims may have an adverse impact on our results of operations that is greater than we anticipate.
A downgrade in the ratings of our debt could restrict our ability to access the debt capital markets and increase our interest costs.
Changes in the ratings that rating agencies assign to our debt may ultimately impact our access to the debt capital markets and the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets would become restricted. Tightening in the credit markets and the reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could affect our access to the debt capital markets or the price we pay to issue debt. Historically, we have relied on our ability to issue commercial paper rather than to draw on our credit facility to support our daily operations, which means that a downgrade in our ratings or continued volatility in the financial markets causing limitations to the debt capital markets could have an adverse effect on our business or our ability to meet our liquidity needs.
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
We expect acquisitions of businesses and assets to play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors may negatively and adversely impact our growth, profitability and results of operations.
We are subject to business continuity risks associated with centralization of certain administrative functions.
Certain administrative functions, primarily in North America and Europe, have been or are in the process of being regionally centralized to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as invoicing, payments and general management operations, could be interrupted.
We are in the process of implementing new information technology systems.
We are in the process of implementing a new global financial consolidations software system. We expect to implement this system in the first half of fiscal 2011, and it will replace our existing financial consolidations system. If we do not implement the system successfully, or if the system does not perform in a satisfactory manner, it could be disruptive and/or adversely affect our operations and results of operations, including our ability to report accurate and timely financial results. We are also implementing new enterprise resource planning (ERP) systems in certain of our businesses over a period of several years. As we implement the new ERP systems, the systems may not perform as expected. This could have an adverse effect on our business.
Our business success depends on attracting and retaining qualified personnel.
Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.
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
Commodity prices were highly volatile in the past year, primarily steel, aluminum, copper and fuel costs. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are fixed; therefore, in the short term we cannot adjust for changes in commodity prices. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, unfavorability in our hedging programs during a period of declining commodity prices could result in lower margins as we reduce prices to match the market on a fixed commodity cost level.

Conditions in the residential and commercial new construction markets may adversely affect our results of operations.
HVAC equipment sales in the residential and commercial new construction markets correlate to the number of new homes and buildings that are built. The strength of the residential and commercial markets depends in part on the availability of consumer and commercial financing for our customers, along with inventory and pricing of existing homes and buildings. If economic and credit market conditions worsen, it may result in a decline in the residential housing construction market and construction of new commercial buildings. Such conditions could have an adverse effect on our results of operations and result in potential liabilities or additional costs, including impairment charges.
A variety of other factors could adversely affect the results of operations of our building efficiency business.
Any of the following could materially and adversely impact the results of operations of our building efficiency business: loss of, or changes in, facility management supply contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major component suppliers; the unavailability of raw materials (primarily steel, copper and electronic components) necessary for production of HVAC equipment; price increases of limited-source components, products and services that we are unable to pass on to the market; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; revisions to energy efficiency legislation; a decline in the outsourcing of facility management services; availability of labor to support growth of our service businesses; natural or man-made disasters or losses that impact our ability to deliver facility management and other products and services to our customers; and changes in foreign currency rates, which could adversely impact our profit on imported and exported goods.
Automotive Experience Risks
Conditions in the automotive industry may adversely affect our results of operations.
Our financial performance depends, in part, on conditions in the automotive industry. In fiscal 2010, our largest customers globally were automobile manufacturers Ford Motor Company (Ford), General Motors Corporation (GM) and Daimler AG. The Detroit 3 (Ford Motor Company, General Motors Company and Chrysler LLP) have implemented significant restructuring actions in an effort to improve profitability and are burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations. If automakers that compete in North American and European markets experience a decline in the number of new vehicle sales, we may experience reductions in orders from these customers, incur write offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress.
Financial distress of the original equipment supplier base could harm our results of operations.
Automotive industry conditions could adversely affect the original equipment supplier base. Lower production levels for key customers, increases in certain raw material, commodity and energy costs and global credit market conditions could result in financial distress among many companies within the automotive supply base. Financial distress within the supplier base may lead to commercial disputes and possible supply chain interruptions, which in turn could disrupt our production. In addition, an adverse industry environment may require us to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production, which could involve additional costs or risks. If any of these risks materialize, we are likely to incur losses, or our results of operations, financial position or liquidity could otherwise be adversely affected.
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
Commodity prices can be volatile from year to year. If commodity prices rise, and if we are not able to recover these cost increases from our customers, then these increases will have an adverse effect on our results of operations.
The cyclicality of original equipment automobile production rates may adversely affect the results of operations in our automotive experience business.
Our automotive experience business is directly related to automotive production by our customers. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. An economic decline that results in a reduction in automotive production by our automotive experience customers could have a material adverse impact on our results of operations.
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
Additionally, the prices of other commodities, primarily fuel, acid and resin, have been volatile. If other commodity prices rise, and if we are not able to recover these cost increases through price increases to our customers, then such increases will have an adverse effect on our results of operations.

Decreased demand from our customers in the automotive industry may adversely affect our results of operations.
Our financial performance in the power solutions business depends, in part, on conditions in the automotive industry. Sales to OEMs accounted for approximately 23% of the total sales of the power solutions business in fiscal 2010. Declines in the North American and European automotive production levels could reduce our sales and adversely affect our results of operations. In addition, if any OEMs reach a point where they cannot fund their operations, we may incur write offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans.
A variety of other factors could adversely affect the results of operations of our power solutions business.
Any of the following could materially and adversely impact the results of operations of our power solutions business: loss of, or changes in, automobile battery supply contracts with our large original equipment and aftermarket customers; the increasing quality and useful life of batteries or use of alternative battery technologies, both of which may contribute to a growth slowdown in the lead-acid battery market; delays or cancellations of new vehicle programs; market and financial consequences of any recalls that may be required on our products; delays or difficulties in new product development, including lithium-ion technology; financial instability or market declines of our customers or suppliers; interruption of supply of certain single-source components; the increasing global environmental regulation related to the manufacture and recycling of lead-acid batteries; our ability to secure sufficient tolling capacity to recycle batteries; and the lack of the development of a market for hybrid vehicles.
ITEM 1B UNRESOLVED STAFF COMMENTS
The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal 2010.
ITEM 2 PROPERTIES
At September 30, 2010, the Company conducted its operations in 63 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 95 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space. The Company considers its facilities to be suitable and adequate for their current uses. The majority of the facilities are operating at normal levels based on capacity.

Building Efficiency
Delaware	Newark (1),(4)	Denmark	Aarhus (3)
Florida	Largo (1),(3)		Hornslet (2),(4)
	Medley (1),(4)		Viby (2),(3)
Illinois	Dixon (2),(3)	France	Amiens Glisy (3)
	Wheeling (1)		Colombes (1),(3)
Kansas	Wichita (2),(3)		Nantes (1)
Kentucky	Erlanger (1)		Saint Quentin Fallavier (1),(3)
Maryland	Baltimore (1)	Germany	Essen (2),(3)
	Sparks (1),(4)		Kempen (1),(3)
Mississippi	Hattiesburg (1)		Mannheim (1)
Missouri	Albany (1)	Hong Kong	Hong Kong (1)
Oklahoma	Norman (3)	Italy	Milan (1),(4)
Pennsylvania	Philadelphia (1),(4)	India	Chakan (1),(3)
	York (1), (3)		Pune (1),(3)
	Waynesboro (3)	Japan	Tokyo (1),(4)
Texas	San Antonio	Mexico	Cienega de Flores (1)
Virginia	Roanoke		Durango (1)
Wisconsin	Milwaukee (2),(4)		Monterrey (1)
		Netherlands	Gorinchem (1),(4)
Austria	Graz (4)	Poland	Warsaw (1),(3)
	Vienna (4)	Puerto Rico	Carolina (1),(4)
Brazil	Pinhais	Romania	Bucharest (1),(3)
	São Paulo (3)	Russia	Moscow (1),(3)
Belgium	Diegem (1),(4)	South Africa	Johannesburg (1),(3)
Canada	Ajax (1),(3)	Spain	Sabadell (1),(3)
	Victoria (1),(4)	Taiwan	Taipei (1),(4)
China	Qingyuan (2),(3)	Turkey	Istanbul (1),(4)
	Wuxi (1),(3)		Izmir (1),(3)
		United Arab Emirates	Dubai (2),(3)
		United Kingdom	Essex (1),(4)

Automotive Experience
Argentina	Buenos Aires (1)	Japan	Ayase (3)
	Rosario		Hamakita (3)
Australia	Adelaide (1)		Mouka (3)
	Melbourne		Toyotsucho (2),(3)
Austria	Graz (1),(3)		Yokosuka (2),(3)
	Mandling (3)	Korea	Ansan (1),(4)
Belgium	Geel (3)		Asan (3)
	Gent (1),(3)		Dangjin (3)
Brazil	Pouso Alegre		Namsa (1)
	San Bernardo do Campo (1),(3)	Malaysia	Alor Gajah (1)
	Santo Andre		Mukin Hulu Bernam
	Sao Jose dos Campos		Peramu Jaya (1)
	Sao Jose dos Pinhais (1)		Persiaran Sabak Bernam
Canada	Milton (1)	Mexico	Monclova (3)
	Mississauga (1),(3)		Naucalpan de Juarez
	Orangeville		Puebla (1)
	Saint Mary’s		Ramos Arizpe (2)
	Tilsonburg		Saltillo (1)
	Whitby		Tlaxcala
China	Beijing (3)		Tlazala (1)
Czech Republic	Benatky nad Jizerou (1),(3)		Toluca (1)
	Mlada Boleslav (1),(3)	Poland	Siemianowice
	Ni Ebohy (1)		Tychy
	Straz pod Ralskem (3)		Zory (3)
France	Happich (2),(3)	Romania	Mioveni (1),(3)
	Rosny (1),(3)		Pitesti (1),(3)
	Strasbourg (3)		Ploiesti (3)
Germany	Boblingen (1),(3)	Russia	St. Petersburg (1),(3)
	Bochum (1),(3)		Togliatti (1)
	Bremen (1),(3)	Slovak Republic	Bratislava (1),(3)
	Burscheid (2),(3)		Kostany nad Turcom (3)
	Espelkamp (3)		Lucenec (1),(3)
	Hannover (1),(3)		Namestovo (1),(3)
	Holzgerlingen (1),(3)		Trencin (1),(4)
	Lahnwerk (2),(3)		Zilina (1)
	Luneburg (2)	South Africa	East London (1)
	Neustadt (2),(3)		Pretoria (2),(3)
	Peine (1),(3)	Spain	Alagon (3)
	Rastatt (1),(3)		Madrid (1),(3)
	Remchingen (3)		Valencia (2),(3)
	Saarlouis (1)		Valladolid (3)
	Uberherrn (1),(3)	Sweden	Hamneviksvagen (1),(3)
	Unterriexingen (2),(3)	Thailand	Rayong (3)
	Waghausel (3)	Tunisia	Bi’r al Bay (2),(3)
	Wuppertal (1),(3)	United Kingdom	Burton-Upon-Trent (2),(3)
	Zwickau (3)		Essex (1),(3)
Italy	Cicerale (3)		Leamington Spa (1),(3)
	Grugliasco (1),(3)		Redditch (1)
	Melfi (1),(3)		Speke (3)
	Rocca D’Evandro (1)		Sunderland
Telford (2),(3)
Wednesbury (3)

Automotive Experience (continued)
Alabama	Cottondale (1)	Mississippi	Madison
	McCalla (1)	Missouri	Earth City (1)
Georgia	Suwanee (1)		Jefferson City
	LaGrange (1)		Kansas City (1),(3)
Illinois	Sycamore	Ohio	Bryan
Indiana	Kendallville		Northwood
	Princeton (1)	Tennessee	Columbia (1)
Kentucky	Cadiz (1)		Pulaski (2)
	Georgetown	Texas	El Paso (1)
	Louisville (1)		San Antonio
	Nicholasville (1)	Wisconsin	Hudson (1)
Owensboro (1)
Shelbyville (1)
Winchester (1)
Louisiana	Shreveport
Michigan	Battle Creek
Detroit (3)
Highland Park (1)
Holland (2),(3)
Lansing (3)
Oxford
Plymouth (2),(3)
Warren (3)

Power Solutions
Arizona	Yuma (3)	Austria	Graz (1),(3)
Delaware	Middletown (3)		Vienna (1),(3)
Florida	Tampa (2),(3)	Brazil	Sorocaba (3)
Illinois	Geneva (3)	China	Shanghai (2),(3)
Indiana	Ft. Wayne (3)	Czech Republic	Ceska Lipa (2),(3)
Iowa	Red Oak (3)	France	Sarreguemines (3)
Kentucky	Florence (3)	Germany	Hannover (3)
Missouri	St. Joseph (2),(3)		Krautscheid (3)
Ohio	Toledo (3)		Zwickau (2),(3)
Oregon	Clackamas (1)	Korea	Gumi (3)
	Portland (3)	Mexico	Celaya
South Carolina	Florence (3)		Cienega de Flores (2)
	Oconee (2),(3)		Escobedo
Texas	San Antonio (3)		Flores
Wisconsin	Milwaukee (4)		Monterrey (2),(3)
Torreon
		Spain	Burgos (3)
Guadamar del Segura
Guadalajara
		Sweden	Hultsfred

Corporate
Wisconsin	Milwaukee (4)

(1)	Leased facility

(2)	Includes both leased and owned facilities

(3)	Includes both administrative and manufacturing facilities

(4)	Administrative facility only
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
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs totaled $47 million and $32 million at September 30, 2010 and 2009, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company is involved in a number of product liability and various other casualty lawsuits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and lawsuits of this nature. It is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.
The U.S. Department of Justice and the Securities and Exchange Commission previously moved for the dismissal of the Information against York International Corp. (which the Company acquired in 2005) upon the successful completion of the Deferred Prosecution Agreement that York had entered into with the Department of Justice, and on October 7, 2010, the U.S. District Court dismissed the Information against York. In recommending the dismissal of this action, the independent compliance monitor certified that the Company’s anti-bribery compliance program, as applied to the legacy York operations, is appropriately designed to ensure compliance with the Foreign Corrupt Practices Act and other applicable anti-corruption laws. As this situation has come to an end, the Company faces no additional liability either from the underlying events or this proceeding. The Company’s first disclosure regarding the United Nations “Oil-for-Food Programme” occurred in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and that disclosure has been intermittently updated in the Company’s subsequent filings.

ITEM 4 (REMOVED AND RESERVED)
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 15, 2010 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on January 26, 2011.
     Stephen A. Roell, 60, was elected Chief Executive Officer effective in October 2007, Chairman effective in January 2008, and President effective in May 2009. He was first elected to the Board of Directors in October 2004 and served as Executive Vice President from October 2004 through September 2007. Mr. Roell previously served as Chief Financial Officer between 1991 and May 2005, Senior Vice President from September 1998 to October 2004 and Vice President from 1991 to September 1998. Mr. Roell joined the Company in 1982.
     Susan F. Davis, 57, was elected Executive Vice President of Human Resources in September 2006. She previously served as Vice President of Human Resources from May 1994 to September 2006 and as Vice President of Organizational Development for automotive experience from August 1993 to April 1994. Ms. Davis joined the Company in 1983.
     R. Bruce McDonald, 50, was elected Executive Vice President in September 2006 and Chief Financial Officer in May 2005. He previously served as Corporate Vice President from January 2002 to September 2006, Assistant Chief Financial Officer from October 2004 to May 2005 and Corporate Controller from November 2001 to October 2004. Mr. McDonald joined the Company in 2001.
     Beda Bolzenius, 54, was elected a Corporate Vice President in November 2005 and serves as President of the automotive experience business. He previously served as Executive Vice President and General Manager Europe, Africa and South America for automotive experience from November 2004 to November 2005. Dr. Bolzenius joined the Company in November 2004 from Robert Bosch GmbH, a global manufacturer of automotive and industrial technology, consumer goods and building technology, where he most recently served as the president of Bosch’s Body Electronics division.
     Alex A. Molinaroli, 51, was elected a Corporate Vice President in May 2004 and has served as President of the power solutions business since January 2007. Previously, Mr. Molinaroli served as Vice President and General Manager for North America Systems & the Middle East for the building efficiency business and has held increasing levels of responsibility for controls systems and services sales and operations. Mr. Molinaroli joined the Company in 1983.
     C. David Myers, 47, was elected a Corporate Vice President and President of the building efficiency business in December 2005, when he joined the Company in connection with the acquisition of York International Corporation (York). At York, Mr. Myers served as Chief Executive Officer from February 2004 to December 2005, President from June 2003 to December 2005, Executive Vice President and Chief Financial Officer from January 2003 to June 2003 and Vice President and Chief Financial Officer from February 2000 to January 2003.
     Jeffrey G. Augustin, 48, was elected a Corporate Vice President in March 2005 and has served as Vice President of Finance for the building efficiency business since December 2005. Previously, Mr. Augustin served as Corporate Controller from March 2005 to March 2007. From 2001 to March 2005, Mr. Augustin was Vice President of Finance and Corporate Controller of Gateway, Inc.
     Jeffrey S. Edwards, 48, was elected a Corporate Vice President in May 2004 and serves as Group Vice President and General Manager for Japan and Asia Pacific for the automotive experience business. He previously served as Group Vice President and General Manager for automotive experience North America from August 2002 to May 2004 and Group Vice President and General Manager for product and business development. Mr. Edwards joined the Company in 1984.
     Charles A. Harvey, 58, was elected Corporate Vice President of Diversity and Public Affairs in November 2005. He previously served as Vice President of Human Resources for the automotive experience business and in other human resources leadership positions. Mr. Harvey joined the Company in 1991.
     Susan M. Kreh, 48, was elected Corporate Vice President in March 2007 and has served as Vice President of Finance for the power solutions business since November 2009. Ms. Kreh served as Corporate Controller from

March 2007 to November 2009. Prior to joining the Company, Ms. Kreh served 22 years at PPG Industries, Inc., including as Corporate Treasurer from January 2002 until March 2007.
     Jerome D. Okarma, 58, was elected Vice President, Secretary and General Counsel in November 2004 and was named a Corporate Vice President in September 2003. He previously served as Assistant Secretary from 1990 to November 2004 and as Deputy General Counsel from June 2000 to November 2004. Mr. Okarma joined the Company in 1989.
     Colin Boyd, 51, was elected Vice President, Information Technology and Chief Information Officer in October 2008. Mr. Boyd previously served as Chief Information Officer and Corporate Vice President of Sony Ericsson from 2002 to 2008.
     Frank A. Voltolina, 50, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to joining the Company, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc.
     Jacqueline F. Strayer, 56, was elected Vice President, Corporate Communication in September 2008. She previously served as Vice President, Corporate Communications, for Arrow Electronics, Inc. from 2004 to 2008. Prior to that, she held communication leadership positions at United Technologies Corporation and GE Capital Corporation.
     Brian J. Stief, 54, was elected Vice President and Corporate Controller in July 2010 and serves as the Company’s Principal Accounting Officer. Prior to joining the Company, Mr. Stief was a partner with PricewaterhouseCoopers LLP, which he joined in 1979 and where he became partner in 1989, and where he served several of the firm’s largest clients and also held various office managing partner roles.
There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.
All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.
PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “JCI.”

Number of Record Holders
Title of Class	as of September 30, 2010
Common Stock, $0.01 7/18 par value	44,627

	Common Stock Price Range		Dividends
	2010	2009	2010	2009
First Quarter	$23.62 - 28.34	$13.65 - 30.01	$0.13	$0.13
Second Quarter	27.21 - 33.60	8.35 - 19.64	0.13	0.13
Third Quarter	25.56 - 35.77	11.78 - 22.65	0.13	0.13
Fourth Quarter	26.07 - 31.14	19.43 - 27.90	0.13	0.13

Year	$23.62 - 35.77	$8.35 - 30.01	$0.52	$0.52

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
In connection with the Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended September 30, 2010.
The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended September 30, 2010.

Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet be
	Total Number of	Average Price	Part of the Publicly	Purchased under the
Period	Shares Purchased	Paid per Share	Announced Program	Programs

7/1/10 - 7/31/10 Purchases by Company (1)	—	—	—	$102,394,713
8/1/10 - 8/31/10 Purchases by Company (1)	—	—	—	$102,394,713
9/1/10 - 9/30/10 Purchases by Company (1)	—	—	—	$102,394,713

7/1/10 - 7/31/10 Purchases by Citibank	—	—	—	NA
8/1/10 - 8/31/10 Purchases by Citibank	—	—	—	NA
9/1/10 - 9/30/10 Purchases by Citibank	—	—	—	NA

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.
The following information in Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (Exchange Act) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.
The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index and companies in our Diversified Industrials Peer Group.* This graph assumes the investment of $100 on September 1, 2005 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep05	Sep06	Sep07	Sep08	Sep09	Sep10
Johnson Controls, Inc.	100	117.37	195.32	152.87	133.04	161.75
Diversified Industrials Peer Group *	100	114.47	152.10	113.32	115.66	141.85
S&P 500 Comp-Ltd.	100	110.79	129.44	100.99	94.02	103.57

*	The Diversified Industrials Peer Group includes: Danaher Corporation, Dover Corporation, Eaton Corporation, Emerson Electric Corporation, Honeywell International Inc., Illinois Tool Works Inc., Ingersoll-Rand PLC, ITT Corporation, 3M Company, Textron Inc., and United Technologies Corporation.
The Company’s transfer agent’s contact information is as follows:
Wells Fargo Bank Minnesota, N.A.
Shareowner Services Department
P.O. Box 64856
St. Paul, MN 55164-0856
(877) 602-7397

ITEM 6 SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations, balance sheet data, and common share information for the fiscal years ended September 30, 2006 through September 30, 2010 (in millions, except per share data and number of employees and shareholders).

	Year ended September 30,
	2010	2009	2008	2007	2006 (2)
OPERATING RESULTS
Net sales	$34,305	$28,497	$38,062	$34,624	$32,235
Segment income (3)	1,933	262	2,077	1,884	1,608
Income (loss) attributable to Johnson Controls, Inc. from continuing operations	1,491	(338)	979	1,295	1,033
Net income (loss) attributable to Johnson Controls, Inc.	1,491	(338)	979	1,252	1,028
Earnings (loss) per share from continuing operations (1)
Basic	$2.22	$(0.57)	$1.65	$2.19	$1.77
Diluted	2.19	(0.57)	1.63	2.16	1.75
Earnings (loss) per share (1)
Basic	$2.22	$(0.57)	$1.65	$2.12	$1.76
Diluted	2.19	(0.57)	1.63	2.09	1.74
Return on average shareholders’ equity attributable to Johnson Controls, Inc. (4)	16%	-4%	11%	16%	16%
Capital expenditures	$777	$647	$807	$828	$711
Depreciation and amortization	691	745	783	732	705
Number of employees	137,000	130,000	140,000	140,000	136,000
FINANCIAL POSITION
Working capital (5)	$919	$1,147	$1,225	$1,441	$1,357
Total assets	25,743	24,088	24,987	24,105	21,921
Long-term debt	2,652	3,168	3,201	3,255	4,166
Total debt	3,389	3,966	3,944	4,418	4,743
Shareholders’ equity attributable to Johnson Controls, Inc.	10,071	9,100	9,406	8,873	7,316
Total debt to total capitalization (6)	25%	30%	30%	33%	39%
Net book value per share (1) (7)	$14.95	$13.56	$15.83	$14.94	$12.46
COMMON SHARE INFORMATION (1)
Dividends per share	$0.52	$0.52	$0.52	$0.44	$0.37
Market prices
High	$35.77	$30.01	$44.46	$43.07	$30.00
Low	23.62	8.35	26.00	23.84	20.09
Weighted average shares (in millions)
Basic	672.0	595.3	593.1	590.6	583.5
Diluted	682.5	595.3	601.4	599.2	589.9
Number of shareholders	44,627	46,460	47,543	47,810	51,240

(1)	All share and per share amounts reflect a three-for-one common stock split payable October 2, 2007 to shareholders of record on September 14, 2007.

(2)	In December 2005, the Company acquired York International Corporation, significantly expanding the building efficiency business.

(3)	Segment income is calculated as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, debt conversion costs and restructuring costs.

(4)	Return on average shareholders’ equity attributable to Johnson Controls, Inc. (ROE) represents income from continuing operations divided by average shareholders’ equity attributable to Johnson Controls, Inc. Income from continuing operations includes $230 million, $495 million and $197 million of restructuring costs in fiscal year 2009, 2008 and 2006, respectively.

(5)	Working capital is defined as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations.

(6)	Total debt to total capitalization represents total debt divided by the sum of total debt and shareholders’ equity attributable to Johnson Controls, Inc.

(7)	Net book value per share represents shareholders’ equity attributable to Johnson Controls, Inc. divided by the number of common shares outstanding at the end of the period.
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
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2010. This discussion should be read in conjunction with Item 8, the consolidated financial statements and notes to the consolidated financial statements.
Executive Overview
In fiscal 2010, the Company recorded net sales of $34.3 billion, a 20% increase from the prior year. Net income attributable to Johnson Controls, Inc. was $1.5 billion, $1.8 billion higher than prior year’s net loss attributable to Johnson Controls, Inc. of $338 million. The increase is primarily the result of significantly increased industry production volumes in the automotive markets and growth in energy solutions markets. The Company experienced market share gains and improved margins in all three businesses and benefited from cost reduction initiatives. The Company continues to introduce new and enhanced technology applications in all businesses and markets served, while at the same time improving the quality of its products.
Building efficiency business net sales and segment income increased 2% and 70%, respectively, compared to the prior year primarily due to growth in the rest of world and energy solutions markets, modest recovery in construction spending and residential HVAC demand, and the favorable impact of foreign currency translation.
The automotive experience business was favorably impacted by higher automobile production in all segments. Net sales increased 38% from the prior year and segment income increased from a loss of $541 million in the prior year to a profit of $591 million in the current year.
Net sales and segment income for the power solutions business increased by 23% and 65%, respectively, compared to the prior year primarily due to increased demand, higher unit prices resulting from increases in the cost of lead, and the favorable impact of foreign currency translation.

Compared to September 30, 2009, the Company’s overall debt decreased by $577 million, decreasing the total debt to capitalization ratio to 25% at September 30, 2010 from 30% at September 30, 2009.
Outlook
In fiscal 2011, the Company anticipates that net sales will grow to approximately $37 billion, an increase of 9% from fiscal 2010 net sales, and earnings will increase to approximately $2.30 - $2.45 per diluted share. Sales, earnings and margin improvements are expected in all three businesses in fiscal 2011. The Company expects moderately higher automotive production in North America, with flat European production, versus fiscal 2010. China automotive production is expected to increase in the coming year, though at a slower pace than in fiscal 2010. The Company expects the global building efficiency market to improve in fiscal 2011 led by recovery in the emerging markets, especially China and the Middle East, offsetting softness in mature geographic markets.
The Company expects building efficiency business net sales to be 8% – 10% higher in fiscal 2011 based on strong backlog and order rate improvements entering the year. The Company expects higher demand in emerging markets and global workplace solutions as well as in its energy efficiency and sustainability (greenhouse gas reduction) offerings. A moderate recovery is anticipated for technical services in non-residential buildings. The Company’s residential HVAC business is expected to increase at a double-digit pace for the second consecutive year. Segment margins are expected to increase to 5.6% – 5.8% led by the growth in emerging markets and continued improvements in the residential business. The higher margins will likely be partially offset by investments in growth opportunities including an expansion in sales force and the establishment of dedicated energy solutions resources in Europe and Asia.
The Company expects approximately 5% net sales growth in fiscal 2011 by its automotive experience business, reflecting the impact of new seating and interiors program launches in addition to the slightly higher production volumes. Segment margins are expected to improve to 4.5% – 4.7% in fiscal 2011 resulting from the Company’s cost improvement initiatives and improved level of profitability on new business awards, including in China where the Company operates primarily through unconsolidated joint ventures.
Power solutions net sales are expected to increase 10% – 15% due to volume growth across all regions resulting from market share gains and growth in emerging markets. Segment margins are expected to be 13.4% – 13.6%, reflecting manufacturing process efficiencies, the benefits of vertical integration for the recycling of lead and the expansion of local production capacity in China.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, debt conversion costs and restructuring costs.
FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009
Summary

	Year Ended
	September 30,
(in millions)	2010	2009	Change
Net sales	$34,305	$28,497	20%
Segment income	1,933	262	*

*	Measure not meaningful
•	The $5.8 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($4.5 billion) as a result of increased industry production levels in all segments, higher sales in the power solutions business ($0.8 billion) reflecting higher sales volumes and the impact of higher lead costs on pricing, the favorable impact of foreign currency translation ($0.5 billion) and a slight increase in building efficiency net sales.

•	Excluding the favorable impact of foreign currency translation, consolidated net sales increased 19% as compared to the prior year.

•	The $1.7 billion increase in consolidated segment income was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating costs in the automotive experience North America segment, favorable overall margin rates in the building efficiency business, impairment charges recorded in the prior year on an equity investment in the building efficiency North America unitary products segment ($152 million), incremental warranty charges recorded in the prior year in the building efficiency North America unitary products segment ($105 million), fixed asset impairment charges recorded in the prior year in the automotive experience North America and Europe segments ($77 million and $33 million, respectively), gain on acquisition of a Korean joint venture net of acquisition costs and related purchase accounting adjustments in the power solutions business ($37 million) and higher equity income in the automotive experience and power solutions businesses, partially offset by higher selling, general and administrative expenses, fixed asset impairment charges recorded in the automotive experience Asia segment ($22 million) and the unfavorable impact of foreign currency translation ($6 million).
Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2010	2009	Change	2010	2009	Change
North America systems	$2,142	$2,222	-4%	$262	$251	4%
North America service	2,127	2,168	-2%	103	204	-50%
North America unitary products	787	684	15%	58	(324)	*
Global workplace solutions	3,288	2,832	16%	54	45	20%
Europe	1,897	2,140	-11%	(7)	41	*
Rest of world	2,561	2,447	5%	203	180	13%

	$12,802	$12,493	2%	$673	$397	70%

*	Measure not meaningful
Net Sales:
•	The decrease in North America systems was primarily due to lower volumes of equipment in the commercial construction and replacement markets ($101 million) partially offset by the favorable impact from foreign currency translation ($21 million).

•	The decrease in North America service was primarily due to lower truck-based business ($155 million) partially offset by higher volumes in energy solutions ($72 million), the favorable impact of foreign currency translation ($22 million) and incremental sales due to a business acquisition ($20 million).

•	The increase in North America unitary products was primarily due to improvement in the U.S. residential replacement markets ($96 million) and the favorable impact of foreign currency translation ($7 million).

•	The increase in global workplace solutions was primarily due to a net increase in services to existing customers ($208 million), new business ($151 million) and the favorable impact of foreign currency translation ($97 million).

•	The decrease in Europe was primarily due to lower volumes across the region ($290 million) based on declines in commercial and residential construction partially offset by the favorable impact of foreign currency translation ($47 million).

•	The increase in rest of world was primarily due to favorable impact of foreign currency translation ($86 million) and volume increases in Asia ($73 million) and Latin America ($13 million), partially offset by volume decreases in Middle East ($33 million) and other global businesses ($25 million).

Segment Income:
•	The increase in North America systems was primarily due to favorable margin rates ($33 million), lower selling, general and administrative expenses ($8 million) and the favorable impact of foreign currency translation ($3 million), partially offset by lower volumes ($17 million) and reserves for existing customers ($13 million).

•	The decrease in North America service was primarily due to information technology implementation costs and inventory adjustments ($55 million), unfavorable margin rates ($24 million), lower volumes in truck-based services ($18 million) and higher selling, general and administrative expenses ($5 million), partially offset by the favorable impact of foreign currency translation ($2 million).

•	The increase in North America unitary products was primarily due to impairment charges recorded on an equity investment in the prior year ($152 million), incremental warranty charges in the prior year ($105 million), favorable volumes and margin rates ($100 million), prior year inventory related charges ($20 million) and lower selling, general, and administrative expenses ($7 million).

•	The increase in global workplace solutions was primarily due to higher volumes ($24 million), prior year bad debt expense associated with a customer bankruptcy ($8 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher selling, general, and administrative expenses ($17 million) primarily related to business development investments and unfavorable margin rates ($7 million).

•	The decrease in Europe was primarily due to lower sales volumes ($67 million) partially offset by lower selling, general and administrative expenses ($13 million), favorable margin rates ($8 million) and the favorable impact of foreign currency translation ($2 million).

•	The increase in rest of world was primarily due to favorable margin rates ($73 million), higher volumes ($6 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher selling, general and administrative expenses ($58 million) primarily related to investments in emerging markets and increased engineering spending.
Automotive Experience

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2010	2009	Change	2010	2009	Change
North America	$6,765	$4,631	46%	$379	$(333)	*
Europe	8,019	6,287	28%	105	(212)	*
Asia	1,826	1,098	66%	107	4	*

	$16,610	$12,016	38%	$591	$(541)	*

*	Measure not meaningful
Net Sales:
•	The increase in North America was primarily due to higher industry production volumes by the Company’s major OEM customers ($2.1 billion) and incremental sales from a business acquisition ($58 million), partially offset by unfavorable commercial settlements and pricing ($36 million).

•	The increase in Europe was primarily due to higher production volumes and new customer awards ($1.8 billion) partially offset by unfavorable commercial settlements and pricing ($32 million) and the unfavorable impact of foreign currency translation ($20 million).

•	The increase in Asia was primarily due to higher production volumes and new customer awards ($603 million) and the favorable impact of foreign currency translation ($125 million).
Segment Income:
•	The increase in North America was primarily due to higher industry production volumes ($478 million), lower operating and selling, general and administration costs ($152 million), an impairment charge on fixed assets recorded in the prior year ($77 million) and higher equity income ($28 million), partially offset by higher engineering expenses ($22 million).

•	The increase in Europe was primarily due to higher production volumes ($350 million), favorable purchasing costs ($64 million), an impairment charge on fixed assets recorded in the prior year ($33 million), higher equity income ($10 million) and favorable operating costs ($8 million), partially offset by higher prior year commercial recoveries ($45 million), higher engineering expenses ($44 million), higher selling, general and administrative costs ($39 million) and the unfavorable impact of foreign currency translation ($19 million).

•	The increase in Asia was primarily due to higher production volumes ($90 million), higher equity income at our joint ventures mainly in China ($62 million) and the favorable impact of foreign currency translation ($1 million), partially offset by asset impairment charges in Japan ($22 million), higher engineering expenses ($10 million) and higher selling, general and administrative costs ($17 million).
Power Solutions

	Year Ended
	September 30,
(in millions)	2010	2009	Change
Net sales	$4,893	$3,988	23%
Segment income	669	406	65%
•	Net sales increased primarily due to higher sales volumes ($454 million), the impact of higher lead costs on pricing ($316 million), the favorable impact of foreign currency translation ($69 million), incremental sales due to a business acquisition ($43 million) and favorable price/product mix ($23 million).

•	Segment income increased primarily due to higher sales volumes ($164 million), gain on acquisition of a Korean joint venture net of acquisition costs and related purchase accounting adjustments ($37 million) as discussed in Note 2, “Acquisitions,” to the accompanying financial statements, higher equity income ($27 million), prior year disposal of a former manufacturing facility in Europe and other assets ($20 million), the favorable impact of foreign currency translation ($3 million) and favorable net lead and other commodity costs and pricing ($56 million), which includes a prior year $62 million out of period adjustment as discussed in Note 1, “Summary of Significant Accounting Policies,” to the accompanying financial statements. Partially offsetting these factors were higher selling, general and administrative costs ($46 million).
Restructuring Costs
To better align the Company’s cost structure with global automotive market conditions, the Company committed to a restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge related to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and included workforce reductions and plant consolidations. The Company expects to substantially complete the 2009 Plan by the end of 2011. The automotive-related restructuring actions targeted excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring actions in building efficiency were primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels.
Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience – Europe of approximately $70 million, of which $42 million was identified in the current fiscal year, due to favorable severance negotiations and the decision to not close previously planned plants in response to increased customer demand. The underspend of the initial 2009 Plan reserves is committed to be utilized for additional costs to be incurred as part of power solutions, automotive experience – Europe and automotive experience – North America’s additional cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge related to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and included workforce reductions and plant consolidations. The Company expects to substantially complete the 2008 Plan by the end of 2011. The automotive-related restructuring was in response to the fundamentals of the European and North American automotive markets. The actions targeted reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially in Europe. The restructuring actions in building efficiency were primarily in Europe where the Company centralized certain functions and rebalanced its resources to target the geographic markets with the greatest potential growth. Power solutions actions focused on optimizing its regional manufacturing capacity.
Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for building efficiency – Europe and automotive experience – Europe of approximately $95 million, of which $32 million was identified in the current fiscal year, due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan is committed to be utilized for similar additional restructuring actions. The underspend experienced by building efficiency – Europe is committed to be utilized for workforce reductions and plant consolidations in building efficiency – Europe. The underspend experienced by automotive experience – Europe is committed to be utilized for additional plant consolidations for automotive experience – North America and workforce reductions in building efficiency – Europe. Also, in the fourth quarter of fiscal 2010, the Company sold one plant in automotive experience – North America it had planned to close as a part of the 2008 Plan. The loss on the sale of the plant of $12 million was offset by a decrease in the Company’s restructuring reserve for employee severance and termination benefits related to the planned workforce reductions which will no longer occur. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.
The 2008 and 2009 Plans included workforce reductions of approximately 20,400 employees (9,500 for automotive experience – North America, 5,200 for automotive experience – Europe, 1,100 for automotive experience – Asia, 400 for building efficiency – North America, 2,700 for building efficiency – Europe, 700 for building efficiency – rest of world, and 800 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2010, approximately 16,400 of the employees have been separated from the Company pursuant to the 2008 and 2009 Plans. In addition, the 2008 and 2009 Plans included 33 plant closures (14 for automotive experience – North America, 11 for automotive experience – Europe, 3 for automotive experience – Asia, 1 for building efficiency – North America, 1 for building efficiency – rest of world, and 3 for power solutions). As of September 30, 2010, 23 of the 33 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
Net Financing Charges

	Year Ended
	September 30,
(in millions)	2010	2009	Change
Net financing charges	$170	$239	-29%
•	The decrease in net financing charges was primarily due to lower debt levels, including the conversion of the Company’s convertible senior notes and Equity Units in September 2009, and lower interest rates in fiscal 2010.
Provision for Income Taxes
The Company’s base effective income tax rate for continuing operations for fiscal years 2010 and 2009 was 18.1% and 22.7%, respectively (prior to certain discrete period items as outlined below).
The Company’s effective tax rate for fiscal 2010 was less than the base effective tax rate due in part to various items during the year as discussed in detail below.

The Company’s effective tax rate for fiscal 2009 was greater than the base effective tax rate due in part to various items during the year as discussed in detail below.
Restructuring Charge
In the second quarter of fiscal year 2009, the Company recorded a $27 million discrete period tax adjustment related to the second quarter 2009 restructuring costs using a blended statutory tax rate of 19.2%. Due to the tax rate change in the third quarter of fiscal 2009, the discrete period tax adjustment decreased by $19 million for a total tax adjustment of $8 million.
Impairment Charges
In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%. Due to the change in the base effective tax rate in fiscal 2009, the discrete period tax adjustment decreased by $4 million for a total tax adjustment of $26 million.
Debt Conversion Costs
In the fourth quarter of fiscal 2009, the Company recorded a $15 million discrete period tax adjustment related to debt conversion costs using an effective tax rate of 36.5%.
Valuation Allowances
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
In fiscal 2010, the Company recorded an overall decrease to its valuation allowances of $87 million. This was comprised of a $111 million decrease in income tax expense with the remaining amount impacting the consolidated statement of financial position.
In the fourth quarter of fiscal 2010, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets primarily within Mexico would be utilized. Therefore, the Company released $39 million of valuation allowances in the three month period ended September 30, 2010. Further, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in selected entities in Europe. Therefore, the Company recorded $14 million of valuation allowances in the three month period ended September 30, 2010. To the extent the Company improves its underlying operating results in these entities, these valuation allowances, or a portion thereof, could be reversed in future periods.
In the third quarter of fiscal 2010, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Slovakia automotive entity would be utilized. Therefore, the Company released $13 million of valuation allowances in the three month period ended June 30, 2010.
In the first quarter of fiscal 2010, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Brazil automotive entity would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.
In the fourth quarter of fiscal 2010, the Company increased the valuation allowances by $20 million, which was substantially offset by a decrease in its reserves for uncertain tax positions in a similar amount. These adjustments were based on a review of tax return filing positions taken in these jurisdictions and the established reserves.

In fiscal 2009, the Company recorded an overall increase to its valuation allowances by $245 million. This was comprised of a $252 million increase in income tax expense with the remaining amount impacting the consolidated statement of financial position.
In the third quarter of fiscal 2009, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Brazil power solutions entity would be utilized. Therefore, the Company released $10 million of valuation allowances in the three month period ended June 30, 2009. This was comprised of a $3 million decrease in income tax expense with the remaining amount impacting the consolidated statement of financial position because it related to acquired net operating losses.
In the second quarter of fiscal 2009, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances in the three month period ended March 31, 2009.
In the first quarter of fiscal 2009, as a result of the rapid deterioration in the economic environment, several jurisdictions incurred unexpected losses in the first quarter that resulted in cumulative losses over the prior three years. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including France, Mexico, Spain and the United Kingdom. Therefore, the Company recorded $300 million of valuation allowances in the three month period ended December 31, 2008. To the extent the Company improves its underlying operating results in these jurisdictions, these valuation allowances, or a portion thereof, could be reversed in future periods.
It is reasonably possible that over the next 12 months, valuation allowances recorded against deferred tax assets in certain jurisdictions of up to $100 million may be adjusted.
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
As a result of certain events related to prior year tax planning initiatives during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties.
In the fourth quarter of fiscal 2010, the Company decreased its reserves for uncertain tax positions by $20 million, which was substantially offset by an increase in its valuation allowances in a similar amount. These adjustments were based on a review of tax filing positions taken in jurisdictions with valuation allowances as indicated above.
As a result of certain events in various jurisdictions during the fourth quarter of fiscal year 2009, including the settlement of the fiscal 2002 through fiscal 2003 U.S. federal tax examinations, the Company decreased its total reserve for uncertain tax positions by $32 million. This was comprised of a $55 million decrease to tax expense and a $23 million increase to goodwill.
As a result of various entities exiting business in certain jurisdictions and certain events related to prior tax planning initiatives during the third quarter of fiscal 2009, the Company reduced the reserve for uncertain tax positions by $33 million. This was comprised of a $17 million decrease to tax expense and a $16 million decrease to goodwill.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2010, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities, may differ materially from the amounts accrued for each year.
Change in Tax Status
In the fourth quarter of fiscal 2009, the Company recorded $84 million in discrete period tax benefits related to a change in tax status of a U.S. and a U.K. subsidiary. This is comprised of a $59 million tax expense benefit and a $25 million decrease to goodwill. In the second quarter of fiscal 2009, the Company recorded a $30 million discrete period tax benefit related to a change in tax status of a French subsidiary.
The changes in tax status resulted from voluntary tax elections that produced deemed liquidations for U.S. federal income tax purposes. The Company received tax benefits in the U.S. for the losses from the decrease in value as compared to the original tax basis of its investments. These elections changed, for U.S. federal income tax purposes, the tax status of these entities and are reported as a discrete period tax benefit in accordance with the provision of ASC 740.
Interest Refund Claim
In the second quarter of fiscal 2009, the Company filed a claim for refund with the Internal Revenue Service related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.
Impacts of Tax Legislation and Change in Statutory Tax Rates
On March 23, 2010, the U.S. President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR3590). Included among the major provisions of the law is a change in the tax treatment of a portion of Medicare Part D medical payments. The Company recorded a noncash tax charge of approximately $18 million in the second quarter of fiscal year 2010 to reflect the impact of this change. In the fourth quarter of fiscal 2010, the amount decreased by $2 million resulting in an overall impact of $16 million.
During the fiscal year ended September 30, 2010, tax legislation was adopted in various jurisdictions. None of these changes are expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
In fiscal 2009, the Company obtained High Tech Enterprise status from the Chinese Tax Bureaus for various Chinese subsidiaries. This status allows the entities to benefit from a 15% tax rate.
In February 2009, Wisconsin enacted numerous changes to Wisconsin income tax law as part of the Budget Stimulus and Repair Bill, Wisconsin Act 2. These changes are effective in the Company’s tax year ended September 30, 2010. The major changes included an adoption of corporate unitary combined reporting and an expansion of the related entity expense add back provisions. These Wisconsin tax law changes did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Income Attributable to Noncontrolling Interests

	Year Ended
	September 30,
(in millions)	2010	2009	Change
Income (loss) attributable to noncontrolling interests	$75	$(12)	*

*	Measure not meaningful
•	The increase in income attributable to noncontrolling interests was primarily due to improved earnings at certain automotive experience joint ventures in North America and Asia and a power solutions joint venture.
Net Income Attributable to Johnson Controls, Inc.

	Year Ended
	September 30,
(in millions)	2010	2009	Change
Net income (loss) attributable to Johnson Controls, Inc.	$1,491	$(338)	*

*	Measure not meaningful
•	The increase in net income attributable to Johnson Controls, Inc. was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating costs in the automotive experience North America segment, favorable overall margin rates in the building efficiency business, impairment charges recorded in the prior year on an equity investment in the building efficiency North America unitary products segment, incremental warranty charges recorded in the prior year in the building efficiency North America unitary products segment, fixed asset impairment charges recorded in the prior year in the automotive experience North America and Europe segments, gain on acquisition of a Korean joint venture in the power solutions business, restructuring charges recorded in the prior year, higher equity income in the automotive experience and power solutions businesses, debt conversion costs incurred in the prior year and lower net financing charges, partially offset by higher selling, general and administrative expenses, fixed asset impairment charges recorded in the automotive experience Asia segment, an increase in the provision for income taxes and higher income attributable to noncontrolling interests. Fiscal 2010 diluted earnings per share was $2.19 compared to prior year’s diluted loss per share of $0.57.
FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008
Summary

	Year Ended
	September 30,
(in millions)	2009	2008	Change
Net sales	$28,497	$38,062	-25%
Segment income	262	2,077	-87%
•	The $9.6 billion decrease in consolidated net sales was primarily due to lower sales in the automotive experience business ($5.0 billion) as a result of significantly reduced industry production levels by all our major OEM customers primarily in North America and Europe, the unfavorable impact of foreign currency translation ($2.1 billion), lower sales in the power solutions business ($1.6 billion) reflecting the impact of lower lead costs on pricing and lower sales volumes, and lower sales in the building efficiency business ($0.9 billion) as a result of lower sales volumes across all segments.

•	Excluding the unfavorable effects of foreign currency translation, consolidated net sales decreased 20% as compared to the prior year.

•	The $1.8 billion decrease in segment income was primarily due to lower volumes mainly in the automotive experience business as a result of significantly reduced industry production volumes, lead costs not recovered through pricing, first quarter impairment charges recorded on an equity investment ($152 million) in the building efficiency North American unitary products segment and certain fixed asset impairment charges recorded in the automotive experience North America and Europe segments ($77 million and $33 million, respectively), fourth quarter incremental warranty charges recorded in the building efficiency North American unitary products segment ($105 million) and the unfavorable impact of foreign currency translation ($116 million).

•	Excluding the unfavorable effects of foreign currency translation, consolidated segment income decreased 82% as compared to the prior year.
Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2009	2008	Change	2009	2008	Change
North America systems	$2,222	$2,282	-3%	$251	$256	-2%
North America service	2,168	2,409	-10%	204	224	-9%
North America unitary products	684	810	-16%	(324)	2	*
Global workplace solutions	2,832	3,197	-11%	45	59	-24%
Europe	2,140	2,710	-21%	41	114	-64%
Rest of world	2,447	2,713	-10%	180	302	-40%

	$12,493	$14,121	-12%	$397	$957	-59%

*	Measure not meaningful
Net Sales:
•	The decrease in North America systems was primarily due to lower volumes of control systems and equipment in the construction and replacement market ($53 million) and the unfavorable impact of foreign currency translation ($21 million), partially offset by the impact of prior year acquisitions ($14 million).

•	The decrease in North America service was primarily due to lower truck-based and specialty business ($259 million) and the unfavorable impact of foreign currency translation ($28 million), partially offset by higher volumes in energy solutions ($46 million).

•	The decrease in North America unitary products was primarily due to a depressed U.S. residential market, which continues to impact the demand for HVAC equipment in new housing starts ($117 million), and the unfavorable impact of foreign currency translation ($9 million).

•	The decrease in global workplace solutions was primarily due to the unfavorable impact of foreign currency translation ($333 million) and a net decrease in services to existing customers ($137 million), partially offset by new business ($105 million).

•	The decrease in Europe was primarily due to the unfavorable impact of foreign currency translation ($302 million) and lower control systems and specialty product demand across the region ($268 million).

•	The decrease in rest of world was primarily due to lower volumes mainly in Latin America, Asia and the Middle East ($225 million) and the unfavorable impact of foreign currency translation ($41 million).
Segment Income:
•	The decrease in North America systems was primarily due to lower net volumes ($8 million), unfavorable margin rates ($33 million) and the unfavorable impact of foreign currency translation ($3 million), partially offset by lower SG&A expenses ($39 million).

•	The decrease in North America service was primarily due to lower net volumes ($62 million) and the unfavorable impact of foreign currency translation ($3 million), partially offset by lower SG&A expenses ($45 million).

•	The decrease in North America unitary products was primarily due to an equity investment impairment charge ($152 million), incremental warranty charges ($105 million), lower volumes ($18 million), and unfavorable margin rates ($56 million), partially offset by lower SG&A expenses ($5 million). The incremental warranty charges were due to a specific product issue and an adjustment to the pre-existing warranty accruals based on analysis of recent actual return rates.

•	The decrease in global workplace solutions was primarily due to higher bad debt expense associated with a customer bankruptcy ($8 million), the unfavorable impact of foreign currency translation ($7 million) and lower volumes and unfavorable mix in North America ($11 million), partially offset by lower SG&A expenses ($12 million).

•	The decrease in Europe was primarily due to lower volumes ($61 million), the unfavorable impact of foreign currency translation ($16 million) and unfavorable margin rates ($37 million), partially offset by lower SG&A costs ($41 million).

•	The decrease in rest of world was primarily due to lower volumes ($53 million), prior year gains on sales of a business and investments ($8 million) and higher SG&A costs ($67 million), partially offset by the favorable impact of foreign currency translation ($6 million).
Automotive Experience

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2009	2008	Change	2009	2008	Change
North America	$4,631	$6,723	-31%	$(333)	$79		*
Europe	6,287	9,854	-36%	(212)	464		*
Asia	1,098	1,514	-27%	4	36	-89%

	$12,016	$18,091	-34%	$(541)	$579		*

*	Measure not meaningful
Net Sales:
•	The decrease in North America was primarily due to the significantly reduced industry production volumes by all of the Company’s major OEM customers ($2.5 billion), partially offset by the acquisition of the interior product assets of Plastech Engineered Products, Inc. in July 2008, which had a favorable impact of $299 million in fiscal 2009, and net favorable commercial settlements and pricing ($63 million).

•	The decrease in Europe was primarily due to lower industry production volumes across all customers ($2.5 billion), the unfavorable impact of foreign currency translation ($1.0 billion) and higher prior year commercial recoveries ($89 million).

•	The decrease in Asia was primarily due to lower production volumes mainly in Korea and Japan ($329 million) and the unfavorable impact of foreign currency translation ($87 million).
Segment Income:
•	The decrease in North America was primarily due to lower industry production volumes ($517 million), the unfavorable impact of the acquisition of the interior product assets of Plastech Engineered Products, Inc. ($55 million), an impairment charge on fixed assets in the first quarter ($77 million) and lower equity earnings ($44 million). These factors were partially offset by lower operational and SG&A costs ($154 million) including the benefits of cost reduction initiatives, favorable purchasing and commercial costs ($72 million), and lower engineering expenses ($55 million).

•	The decrease in Europe was primarily due to lower industry production volumes ($497 million), pricing and material costs ($93 million), higher operational costs ($73 million), the unfavorable impact of foreign currency translation ($66 million), an impairment charge on fixed assets in the first quarter ($33 million) and higher net direct material purchasing costs ($31 million). These factors were partially offset by lower engineering expenses ($65 million) and SG&A costs ($52 million).

•	The decrease in Asia is primarily due to lower volumes ($60 million) and the unfavorable impact of foreign currency translation ($10 million), partially offset by higher equity income at our joint ventures mainly in China ($24 million), lower SG&A costs ($10 million) and lower engineering expenses ($4 million).
Power Solutions

	Year Ended
	September 30,
(in millions)	2009	2008	Change
Net sales	$3,988	$5,850	-32%
Segment income	406	541	-25%
•	Net sales decreased primarily due to the impact of lower lead costs on pricing ($1.5 billion), lower sales volumes ($352 million) and the unfavorable impact of foreign currency translation ($260 million), partially offset by improved price/product mix ($215 million).

•	Segment income decreased due to lower volumes ($56 million), the unfavorable impact of foreign currency translation ($17 million), a nonrecurring charge related to the disposal of a manufacturing facility and other assets in Europe ($20 million), other nonrecurring items recorded in the prior year ($11 million), and the negative impact of lead and other commodity costs not fully recovered through pricing ($230 million), which includes a $62 million out of period adjustment as discussed in Note 1, “Summary of Significant Accounting Policies,” to the accompanying financial statements. Partially offsetting these factors was improved price/product mix ($192 million) and higher equity income from joint ventures ($7 million).
Restructuring Costs
To better align the Company’s cost structure with global market conditions, the Company committed to a restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge related to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and included workforce reductions and plant consolidations. The Company expects to substantially complete the 2009 Plan by the end of 2011. The automotive-related restructuring actions targeted excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring actions in building efficiency were primarily in Europe where the Company centralized certain functions and rebalanced its resources to target the geographic markets with the greatest potential growth. Power solutions actions focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels.
To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge related to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and includes workforce reductions and plant consolidations. The Company expects to substantially complete the 2008 Plan in 2011. The automotive-related restructuring was in response to the fundamentals of the European and North American automotive markets. The actions targeted reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially Europe. The restructuring actions in building efficiency were primarily in Europe where the Company centralized certain functions and rebalanced its resources to target the geographic markets with the greatest potential growth. Power solutions actions focused on optimizing its regional manufacturing capacity.
Refer to Note 16, “Restructuring Costs,” to the accompanying financial statements for further disclosure related to the Company’s restructuring plans.

Net Financing Charges

	Year Ended
	September 30,
(in millions)	2009	2008	Change
Net financing charges	$239	$258	-7%
•	Net financing charges decreased primarily due to lower interest rates during fiscal 2009 partially offset by higher debt levels.
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
Restructuring Charge
In the second quarter of fiscal 2009, the Company recorded a $27 million discrete period tax adjustment related to the second quarter 2009 restructuring costs using a blended effective tax rate of 19.2%. Due to the change in the base effective tax rate in fiscal 2009, the discrete period tax adjustment decreased by $19 million for a total tax adjustment of $8 million.
In the fourth quarter of fiscal 2008, the Company recorded a $43 million discrete period tax adjustment related to the fourth quarter 2008 restructuring charge using a blended effective tax rate of 12.4%.
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
Valuation Allowances
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
In the third quarter of fiscal 2009, the Company determined that it was more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $10 million of valuation allowances. This is comprised of a $3 million decrease in income tax expense with the remaining amount impacting the consolidated statement of financial position because it related to acquired net operating losses.
In the second quarter of fiscal 2009, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances in the three month period ended March 31, 2009.
In the first quarter of fiscal 2009, as a result of the rapid deterioration in the economic environment, several jurisdictions incurred unexpected losses in the first quarter that resulted in cumulative losses over the prior three years. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including France, Mexico, Spain and the United Kingdom. Therefore, the Company recorded $300 million of valuation allowances in the three month period ended December 31, 2008. To the extent the Company improves its underlying operating results in these jurisdictions, these valuation allowances, or a portion thereof, could be reversed in future periods.
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
As a result of certain events in various jurisdictions during the fourth quarter of fiscal year 2009, including the settlement of the fiscal 2002 through fiscal 2003 U.S. federal tax examinations, the Company decreased its total reserve for uncertain tax positions by $32 million. This was comprised of a $55 million decrease to tax expense and a $23 million increase to goodwill.
As a result of various entities exiting business in certain jurisdictions and certain events related to prior tax planning initiatives, during the third quarter of fiscal year 2009 the Company reduced the reserve for uncertain tax positions by $33 million. This is comprised of a $17 million decrease to tax expense and a $16 million decrease to goodwill.
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
Change in Tax Status
In the fourth quarter of fiscal 2009, the Company recorded $84 million in discrete period tax benefits related to a change in tax status of a U.S. and a U.K. subsidiary. This is comprised of a $59 million tax expense benefit and a $25 million decrease to goodwill. In the second quarter of fiscal 2009, the Company recorded a $30 million discrete period tax benefit related to a change in tax status of a French subsidiary.
The changes in tax status resulted from voluntary tax elections that produced deemed liquidations for U.S. federal income tax purposes. The Company received tax benefits in the U.S. for the losses from the decrease in value as compared to the original tax basis of its investments. These elections changed, for U.S. federal income tax purposes, the tax status of these entities and are reported as a discrete period tax benefit in accordance with the provision of ASC 740.

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
In February 2009, Wisconsin enacted numerous changes to Wisconsin income tax law as part of the Budget Stimulus and Repair Bill, Wisconsin Act 2. These changes became effective in the Company’s tax year ended September 30, 2010. The major changes included an adoption of corporate unitary combined reporting and an expansion of the related entity expense add back provisions. These Wisconsin tax law changes did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
Various other tax legislation was adopted in the twelve months ended September 30, 2009. None of these changes had a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
Income Attributable to Noncontrolling Interests

	Year Ended
	September 30,
(in millions)	2009	2008	Change
Income (loss) attributable to noncontrolling interests	$(12)	$24	*

*	Measure not meaningful
•	The decrease in income attributable to noncontrolling interests was primarily due to losses at a power solutions joint venture and certain automotive experience joint ventures in North America because of the decline in the global automotive industry.
Net Income Attributable to Johnson Controls, Inc.

	Year Ended
	September 30,
(in millions)	2009	2008	Change
Net income (loss) attributable to Johnson Controls, Inc.	$(338)	$979	*

*	Measure not meaningful
•	Net loss attributable to Johnson Controls, Inc. for fiscal 2009 was $338 million, $1.3 billion less than prior year’s net income attributable to Johnson Controls, Inc. of $979 million, primarily due to lower volumes mainly in the automotive experience business, lead costs not recovered through pricing, first quarter impairment charges recorded on an equity investment in the North American unitary products group in building efficiency and certain fixed assets in the automotive experience North America and Europe segments, a second quarter restructuring charge, fourth quarter debt conversion costs, fourth quarter incremental warranty charges recorded in the building efficiency North American unitary products segment, and the unfavorable impact of foreign currency translation, partially offset by lower SG&A costs, a decrease in the provision for income taxes and loss attributable to noncontrolling interests. Fiscal 2009 diluted loss per share was $0.57 compared to the prior year’s diluted earnings per share of $1.63.

GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS
Goodwill at September 30, 2010 was $6.5 billion, $41 million lower than the prior year. The decrease was primarily due to foreign currency translation adjustments partially offset by the impact of current year acquisitions.
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2010 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.
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
Indefinite lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2010.
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
The Company has certain subsidiaries, mainly located in France, Spain and the U.S., which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. In accordance with ASC 740, “Income Taxes,” the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.

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
In the fourth quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the planned relocation of a plant in Japan in the automotive experience Asia segment. As a result, the Company reviewed its long-lived assets for impairment and recorded an $11 million impairment charge within cost of sales in the fourth quarter of fiscal 2010 related to the Asia automotive experience segment. The impairment was measured under a market approach utilizing an appraisal. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
At September 30, 2010, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.
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
In the second quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to planned plant closures for the North America automotive experience segment. These closures are a result of the Company’s revised restructuring actions to the 2008 Plan. Refer to Note 16, “Restructuring Costs,” to the accompanying financial statements for further information regarding the 2008 Plan. As a result, the Company reviewed its long-lived assets for impairment and recorded a $19 million impairment charge in the second quarter of fiscal 2010 related to the North America automotive experience segment. This impairment charge was offset by a decrease in the Company’s restructuring reserve related to the 2008 Plan due to lower employee severance and termination benefit cash payments than previously expected, as discussed further in Note 16. The impairment was measured under an income approach utilizing forecasted discounted cash flows for fiscal 2010 through 2014 to determine the fair value of the impaired assets. This method is consistent with the method the Company has employed in prior periods to value other long-lived assets. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
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
In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 16, “Restructuring Costs,” to the accompanying financial statements for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the Europe automotive experience segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.

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
Investments in partially-owned affiliates at September 30, 2010 were $728 million, $10 million higher than the prior year. The increase was primarily due to positive earnings by certain automotive experience and power solutions joint ventures, partially offset by dividends paid by joint ventures and the acquisition of the controlling interest in a formerly unconsolidated Korean joint venture in the power solutions segment.
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
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which had significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for the building efficiency North America unitary products segment in the first quarter of fiscal 2009. The U.S. Air investment balance included in the consolidated statement of financial position at September 30, 2010 was $53 million. The Company does not anticipate future impairment of this investment as, based on its current forecasts, a further decline in value that is other than temporary is not considered reasonably likely to occur.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital

	September 30,	September 30,
(in millions)	2010	2009	Change
Working capital	$919	$1,147	-20%
Accounts receivable	6,095	5,528	10%
Inventories	1,786	1,521	17%
Accounts payable	5,426	4,434	22%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The decrease in working capital at September 30, 2010 as compared to September 30, 2009 was primarily due to higher accounts payable primarily due to increased purchasing activity, partially offset by higher accounts receivable from higher sales volumes, higher inventory levels to support higher sales and a decrease in restructuring reserves.

•	The Company’s days sales in accounts receivable decreased to 55 at September 30, 2010 from 58 for the prior year primarily due to improved collections. The increase in accounts receivable compared to September 30, 2009 was primarily due to increased sales in the fourth quarter of fiscal 2010 compared to the same quarter in the prior year. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns during fiscal 2010 were slightly lower compared to the prior year primarily due to increased inventory production to meet increased demand.

•	Days in accounts payable at September 30, 2010 increased to 74 days from 72 days at September 30, 2009 primarily due to the timing of supplier payments.
Cash Flows

	Year Ended September 30,
(in millions)	2010	2009
Cash provided by operating activities	$1,514	$917
Cash used by investing activities	(968)	(828)
Cash provided (used) by financing activities	(895)	278
Capital expenditures	(777)	(647)
•	The increase in cash provided by operating activities was primarily due to higher net income attributable to Johnson Controls, Inc. and favorable working capital changes in accounts payable, partially offset by unfavorable working capital changes in accounts receivable, inventory and restructuring reserves.

•	The increase in cash used by investing activities was primarily due to higher capital expenditures, the impact of settlement of cross-currency interest rate swaps in the prior year and acquisitions of businesses, partially offset by an increase in sales of property, plant and equipment and lower recoverable engineering expenditures in the current period.

•	The increase in cash used by financing activities was primarily due to a decrease in overall debt levels partially offset by prior year debt conversion costs.

•	The increase in capital expenditures in the current year was primarily due to the timing of payments for investments made across the businesses.
Capitalization

	September 30,	September 30,
(in millions)	2010	2009	Change
Total debt	$3,389	$3,966	-15%
Shareholders’ equity attributable to Johnson Controls, Inc.	10,071	9,100	11%

Total capitalization	$13,460	$13,066	3%

Total debt as a % of total capitalization	25%	30%

•	The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•	In fiscal 2008, the Company entered into new committed, revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009, the 100 million euro revolving facility expired and the Company entered into a new one year committed, revolving credit facility in the amount of 50 million euro expiring in May 2010. In May 2010, the 50 million euro revolving facility expired and the Company entered into a new one year committed, revolving credit facility in the amount of 50 million euro expiring in May 2011. At September 30, 2010, there were no draws on the revolving credit facilities.

•	In January 2009, the Company retired its 24 billion yen, three year, floating rate loan agreement that matured. The Company used proceeds from commercial paper issuances to repay the loan agreement.

•	In February 2009, the Company entered into a $50 million, three year, floating rate bilateral loan agreement. The Company drew the entire amount under the loan agreement during the course of the second quarter of fiscal 2009. Also during the second quarter of fiscal 2009, the Company retired approximately $54 million in principal amount of its $800 million fixed rate bonds that mature in January 2011. The Company used proceeds from the $50 million floating rate loan agreement to retire the bonds. The Company retired the loan during the fourth quarter of fiscal 2009.

•	In March 2009, the Company closed concurrent public offerings. The Company issued $402.5 million aggregate amount of 6.5% senior, unsecured, fixed rate convertible notes that mature September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The Company also issued nine million Equity Units (the “Equity Units”) each of which has a stated amount of $50 in an aggregate principal amount of $450 million. The Equity Units consist of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date of March 31, 2012, subject to early settlement, a certain number of shares of the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.5% subordinated notes due 2042.

•	In September 2009, the Company settled the results of its previously announced offer to exchange (a) any and all of its outstanding 6.5% convertible senior notes due 2012 for the following consideration per $1,000 principal amount of convertible senior notes: (i) 89.3855 shares of the Company’s common stock, (ii) a cash payment of $120 and (iii) accrued and unpaid interest on the convertible senior notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer, approximately $400 million aggregate principal amount of convertible senior notes were exchanged for approximately 36 million shares of common stock and approximately $61 million in cash ($48 million of debt conversion payments and $13 million of accrued interest on the convertible senior notes). As a result of the exchange, in the fourth quarter of fiscal 2009 the Company recognized approximately $57 million of debt conversion costs within its consolidated statement of income which was comprised of $48 million of debt conversion costs on the exchange and a $9 million charge related to the write-off of unamortized debt issuance costs.

•	In September 2009, the Company settled the results of its previously announced offer to exchange up to 8,550,000 of its nine million outstanding Equity Units in the form of Corporate Units (the “Corporate Units”) comprised of a purchase contract obligating the holder to purchase from the Company shares of its common stock and a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.50% subordinated notes due 2042, for the following consideration per Corporate Unit: (i) 4.8579 shares of the Company’s common stock, (ii) a cash payment of $6.50 and (iii) a distribution consisting of the pro rata share of accrued and unpaid interest on the subordinated notes to, but excluding, the settlement date, payable in cash. Upon settlement of the exchange offer, approximately 8,082,085 Corporate Units (consisting of $404 million aggregate principal amount of outstanding 11.50% subordinated notes due 2042) were exchanged for approximately 39 million shares of common stock and approximately $65 million in cash ($52 million of debt conversion payments and $13 million of accrued interest payments on the subordinated notes). As a result of the exchange, in the fourth quarter of fiscal 2009 the Company recognized approximately $54 million of debt conversion costs within its consolidated statement of income which was comprised of $53 million of debt conversion costs on the exchange and a $1 million charge related to the write-off of unamortized debt issuance costs.

•	In November 2009, the Company repurchased 670 bonds ($670,000 par value) of its 6.5% convertible notes maturing September 30, 2012. The Company used cash to fund the repurchase.

•	In December 2009, the Company repurchased an additional 1,015 bonds ($1,015,000 par value) of its 6.5% convertible notes maturing September 30, 2012. The Company used cash to fund the repurchase.

•	In December 2009, the Company retired its 7 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In December 2009, the Company retired its 12 billion yen, three year, floating rate loan agreement that matured. The Company used cash to repay the note.

•	In December 2009, the Company retired approximately $13 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired approximately $30 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired its 18 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In March 2010, the Company issued $500 million aggregate principal amount of 5.0% senior unsecured fixed rate notes due in fiscal 2020. Net proceeds from the issue were used for general corporate purposes including the retirement of short-term debt.

•	In March 2010, the Company retired approximately $31 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In April 2010, a total of 200 bonds ($200,000 par value) of 6.5% convertible senior notes scheduled to mature on September 30, 2012 were redeemed for Johnson Controls, Inc. common stock.

•	In May 2010, the Company retired approximately $18 million in principal amount of its fixed rate bonds scheduled to mature on January 15, 2011. The Company used cash to fund the repurchases.

•	In September 2010, the Company entered into a new, $100 million committed revolving facility scheduled to mature in December 2011. At September 30, 2010, there were no draws outstanding.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of September 30, 2010, it could borrow up to $2.6 billion at its current debt ratings on committed credit lines.

•	The Company believes its capital resources and liquidity position at September 30, 2010 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2011 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. There were no draws on the revolving credit facility as of September 30, 2010. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•	The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2010, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per our covenants was $9.6 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
A summary of the Company’s significant contractual obligations as of September 30, 2010 is as follows (in millions):

					2016
	Total	2011	2012-2013	2014-2015	and Beyond
Contractual Obligations
Long-term debt (including capital lease obligations)*	$3,314	$662	$450	$132	$2,070
Interest on long-term debt (including capital lease obligations)*	1,583	160	285	241	897
Operating leases	1,028	296	412	205	115
Purchase obligations	2,934	2,079	714	92	49
Pension and postretirement contributions	550	115	96	98	241

Total contractual cash obligations	$9,409	$3,312	$1,957	$768	$3,372

*	See “Capitalization” for additional information related to the Company’s long-term debt.

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
Revenue Recognition
The Company recognizes revenue from certain long-term contracts in the building efficiency business over the contractual period under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded in unbilled accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.
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
In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.
Goodwill and Other Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2010 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.
Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2010, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.
Employee Benefit Plans
The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health care. Plan assets and obligations are measured annually, or more frequently if there is a remeasurement event, based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods.
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
The discount rate used by the Company is based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of the Company’s pension plans’ participants’ demographics and benefit payment terms. The Company’s discount rate on U.S. plans was 5.50% and 6.25% at September 30, 2010 and 2009, respectively. The Company’s weighted average discount rate on non-U.S. plans was 4.00% and 4.75% at September 30, 2010 and 2009, respectively.
In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 55% to 65% of the plans’ assets are invested in equities, with the balance primarily invested in fixed income instruments. For the years ending September 30, 2010 and 2009, the Company’s expected long-term return on U.S. plan assets used to determine net periodic benefit cost was 8.50%. For the years ending September 30, 2010 and 2009, the Company’s weighted average expected long-term return on non-U.S. plan assets was 6.00%. The actual rate of return on U.S. plans was slightly below 8.50% in fiscal 2010. Beginning in fiscal 2011 the Company believes the long-term rate of return will approximate 8.50% and 5.50% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.
For purposes of expense recognition, the Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a three-year period. As of September 30, 2010, the Company had approximately $74 million of unrecognized asset losses associated with its U.S. pension plans, which will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.
In fiscal 2010, total employer and employee contributions to the defined benefit pension plans were $681 million, of which $509 million were voluntary contributions made by the Company. The Company expects to contribute approximately $250 million in cash to its defined benefit pension plans in fiscal year 2011.
Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Product Warranties
The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. At September 30, 2010, the Company had recorded $337 million of warranty reserves based on an analysis of return rates and other factors. While the Company’s warranty costs have historically been within its calculated estimates, the Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At September 30, 2010, the Company had a valuation allowance of $739 million, of which $492 million relates to net operating loss carryforwards primarily in France and Spain, for which sustainable taxable income has not been demonstrated; and $247 million for other deferred tax assets. The Company does not provide additional U.S. income taxes on undistributed earnings of non-U.S. consolidated subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.
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
In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. The guidance requires enhanced transparency surrounding the types of plan assets and associated risks, as well as disclosure of information about fair value measurements of plan assets. This guidance is included in ASC 715, “Compensation – Retirement Benefits,” and is effective for the Company for the fiscal year ending September 30, 2010. The adoption of this guidance did not impact on the Company’s consolidated financial condition and results of operations. Refer to Note 15, “Retirement Plans,” for the Company’s disclosures of plan assets.

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
In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. This guidance is included in ASC 810, “Consolidation,” and was adopted by the Company in the first quarter of fiscal 2010 (October 1, 2009). The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations. Refer to Note 14, “Equity and Noncontrolling Interests,” for further discussion.
In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this guidance effective October 1, 2008. In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The provisions of this guidance for nonfinancial assets and nonfinancial liabilities were effective for the Company in the first quarter of fiscal 2010 (October 1, 2009) and will be applied prospectively to fair value assessments such as the Company’s long-lived asset impairment analyses. Refer to Note 17, “Impairment of Long-Lived Assets,” for further discussion.
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
For equity swaps, these derivative instruments are not designated as hedging instruments under ASC 815, “Derivatives and Hedging,” and require no assessment of effectiveness on a quarterly basis.
A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 1, “Summary of Significant Accounting Policies,” to the accompanying financial statements, and further disclosure relating to derivatives and hedging activities is included in Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements,” to the accompanying financial statements.
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
The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. The Company primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. The Company also selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. At September 30, 2010 and 2009, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $107 million and $51 million, respectively.
The Company selectively finances its foreign operations with local, non-U.S. dollar debt. In those instances, the foreign currency denominated debt serves as a natural hedge of the foreign operations’ net asset positions. The Company has also entered into foreign currency denominated debt obligations and cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations and the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. During the first and second quarters of fiscal 2010, the Company retired its foreign currency denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan.
Interest Rates
The Company uses interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, outstanding swaps qualify and are designated as fair value hedges. As of September 30, 2010, the Company did not have any interest rate swaps outstanding. A 10% increase or decrease in the average cost of the Company’s variable rate debt would result in a change in pre-tax interest expense of approximately $1 million and $4 million at September 30, 2010 and 2009, respectively.
Commodities
The Company uses commodity contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As a cash flow hedge, gains and losses resulting from the hedging instruments offset the gains or losses on purchases of the underlying commodities that will be used in the business. The maturities of the commodity contracts coincide with the expected purchase of the commodities.
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
Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2010 related solely to environmental compliance were not material. At September 30, 2010 and 2009, the Company recorded environmental liabilities of $47 million and $32 million, respectively. A charge to income is recorded when it is probable that a liability has been incurred and the cost can be reasonably estimated. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At September 30, 2010 and 2009, the Company recorded conditional asset retirement obligations of $84 million and $85 million, respectively.
Additionally, the Company is involved in a number of product liability and various other casualty lawsuits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows (see Note 20, “Commitments and Contingencies,” to the consolidated financial statements). Costs related to such matters were not material to the periods presented.
QUARTERLY FINANCIAL DATA

(in millions, except per share data)	First	Second	Third	Fourth	Full
(unaudited)	Quarter	Quarter	Quarter	Quarter	Year
2010
Net sales	$8,408	$8,317	$8,540	$9,040	$34,305
Gross profit	1,236	1,223	1,339	1,491	5,289
Net income attributable to Johnson Controls, Inc. (1)	350	274	418	449	1,491
Earnings per share
Basic (3)	0.52	0.41	0.62	0.67	2.22
Diluted (3)	0.52	0.40	0.61	0.66	2.19

2009
Net sales	$7,336	$6,315	$6,979	$7,867	$28,497
Gross profit	685	682	1,039	1,143	3,549
Net income (loss) attributable to Johnson Controls, Inc. (2)	(608)	(193)	163	300	(338)
Earnings (loss) per share
Basic (3)	(1.02)	(0.33)	0.27	0.50	(0.57)
Diluted (3)	(1.02)	(0.33)	0.26	0.47	(0.57)

(1)	The fiscal 2010 third quarter net income includes $11 million of fixed asset impairment charges recorded in the automotive experience Asia segment. The fiscal 2010 fourth quarter net income includes $11 million of fixed asset impairment charges recorded in the automotive experience Asia segment, an $8 million charge related to the divestiture of a joint venture recorded in the automotive experience North America segment and a $37 million gain on acquisition of a Korean joint venture net of acquisition costs and related purchase accounting adjustments recorded in the power solutions segment. The preceding amounts are stated on a pre-tax basis.

(2)	The fiscal 2009 first quarter net loss includes $152 million of impairment charges recorded on an equity investment in the building efficiency North American unitary products segment and $110

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

(3)	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Risk Management” included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Johnson Controls, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 18 to the consolidated financial statements, the Company adopted guidance included in Accounting Standards Codification (ASC) 740, “Income Taxes,” prescribing how a company should recognize, measure, present, and disclose uncertain tax positions effective October 1, 2007.
As discussed in Note 14 to the consolidated financial statements, the Company adopted guidance included in Accounting Standards Codification (ASC) 810, “Consolidation,” prescribing how a company should account for noncontrolling interests effective October 1, 2009.
PricewaterhouseCoopers LLP, 100 East Wisconsin Avenue, Milwaukee, WI 53202
T: (414)212- 1600, F: (414) 212- 1880, www.pwc.com/us

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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 23, 2010

Johnson Controls, Inc.
Consolidated Statements of Income

	Year ended September 30,
(in millions, except per share data)	2010	2009	2008
Net sales
Products and systems*	$27,204	$21,837	$30,568
Services*	7,101	6,660	7,494

	34,305	28,497	38,062
Cost of sales
Products and systems*	23,226	19,618	26,492
Services*	5,790	5,330	6,044

	29,016	24,948	32,536

Gross profit	5,289	3,549	5,526

Selling, general and administrative expenses	(3,610)	(3,210)	(3,565)
Restructuring costs	—	(230)	(495)
Debt conversion costs	—	(111)	—
Net financing charges	(170)	(239)	(258)
Equity income (loss)	254	(77)	116

Income (loss) before income taxes	1,763	(318)	1,324

Provision for income taxes	197	32	321

Net income (loss)	1,566	(350)	1,003

Income (loss) attributable to noncontrolling interests	75	(12)	24

Net income (loss) attributable to Johnson Controls, Inc.	$1,491	$(338)	$979

Earnings (loss) per share
Basic	$2.22	$(0.57)	$1.65
Diluted	$2.19	$(0.57)	$1.63

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2010	2009
Assets

Cash and cash equivalents	$560	$761
Accounts receivable, less allowance for doubtful accounts of $96 and $99, respectively	6,095	5,528
Inventories	1,786	1,521
Other current assets	2,211	2,016

Current assets	10,652	9,826

Property, plant and equipment — net	4,096	3,986
Goodwill	6,501	6,542
Other intangible assets — net	741	746
Investments in partially-owned affiliates	728	718
Other noncurrent assets	3,025	2,270

Total assets	$25,743	$24,088

Liabilities and Equity

Short-term debt	$75	$658
Current portion of long-term debt	662	140
Accounts payable	5,426	4,434
Accrued compensation and benefits	1,122	872
Other current liabilities	2,625	2,612

Current liabilities	9,910	8,716

Long-term debt	2,652	3,168
Postretirement health and other benefits	235	255
Other noncurrent liabilities	2,573	2,610

Long-term liabilities	5,460	6,033

Commitments and contingencies (Note 20)

Redeemable noncontrolling interests	196	155

Common Stock, $.01 7/18 par value shares authorized: 1,800,000,000 shares issued: 2010 - 676,197,237; 2009 - 673,133,777	9	9
Capital in excess of par value	2,448	2,354
Retained earnings	7,765	6,615
Treasury stock, at cost (2010 - 2,470,565; 2009 - 2,301,073 shares)	(74)	(70)
Accumulated other comprehensive income	(77)	192

Shareholders’ equity attributable to Johnson Controls, Inc.	10,071	9,100

Noncontrolling interests	106	84

Total equity	10,177	9,184

Total liabilities and equity	$25,743	$24,088

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2010	2009	2008
Operating Activities
Net income (loss) attributable to Johnson Controls, Inc.	$1,491	$(338)	$979
Income (loss) attributable to noncontrolling interests	75	(12)	24

Net income (loss)	1,566	(350)	1,003

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	648	707	745
Amortization of intangibles	43	38	38
Equity in earnings of partially-owned affiliates, net of dividends received	5	237	(15)
Deferred income taxes	(85)	6	(40)
Impairment charges	41	156	43
Fair value adjustment of equity investment	(47)	—	—
Debt conversion costs	—	101	—
Equity-based compensation	49	60	48
Other	63	40	48
Changes in working capital, excluding acquisitions:
Receivables	(608)	796	281
Inventories	(260)	557	(49)
Other current assets	323	(413)	88
Restructuring reserves	(195)	(83)	388
Accounts payable and accrued liabilities	218	(635)	(694)
Accrued income taxes	(247)	(300)	44

Cash provided by operating activities	1,514	917	1,928

Investing Activities
Capital expenditures	(777)	(647)	(807)
Sale of property, plant and equipment	47	28	52
Acquisition of businesses, net of cash acquired	(61)	(38)	(277)
Recoverable customer engineering expenditures	(76)	(92)	(46)
Settlement of cross-currency interest rate swaps	—	31	(160)
Changes in long-term investments	(101)	(110)	(32)

Cash used by investing activities	(968)	(828)	(1,270)

Financing Activities
Increase (decrease) in short-term debt — net	(575)	213	173
Increase in long-term debt	515	883	240
Repayment of long-term debt	(526)	(391)	(935)
Payment of cash dividends	(339)	(309)	(297)
Debt conversion costs	—	(101)	—
Proceeds from the exercise of stock options	52	8	34
Purchase of treasury stock	—	—	(69)
Other	(22)	(25)	(41)

Cash provided (used) by financing activities	(895)	278	(895)

Effect of exchange rate changes on cash and cash equivalents	148	10	(53)

Increase (decrease) in cash and cash equivalents	$(201)	$377	$(290)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc.

						Accumulated
			Capital in		Treasury	Other
		Common	Excess of	Retained	Stock,	Comprehensive
(in millions, except per share data)	Total	Stock	Par Value	Earnings	at Cost	Income (Loss)

At September 30, 2007	$8,873	$8	$1,452	$6,664	$(33)	$782
Comprehensive income:
Net income attributable to Johnson Controls, Inc.	979	—	—	979	—	—
Foreign currency translation adjustments	170	—	—	—	—	170
Realized and unrealized losses on derivatives	(93)	—	—	—	—	(93)
Employee retirement plans	(188)	—	—	—	—	(188)

Other comprehensive loss	(111)

Comprehensive income	868
Adjustment to initially adopt FIN 48, net of tax	(68)	—	—	(68)	—	—
Cash dividends
Common ($0.52 per share)	(309)	—	—	(309)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	16	—	—	16	—	—
Other, including options exercised	26	—	95	—	(69)	—

At September 30, 2008	9,406	8	1,547	7,282	(102)	671
Comprehensive loss:
Net loss attributable to Johnson Controls, Inc.	(338)	—	—	(338)	—	—
Foreign currency translation adjustments	(194)	—	—	—	—	(194)
Realized and unrealized gains on derivatives	41	—	—	—	—	41
Employee retirement plans	(326)	—	—	—	—	(326)

Other comprehensive loss	(479)

Comprehensive loss	(817)
Cash dividends
Common ($0.52 per share)	(309)	—	—	(309)	—	—
Debt conversion (Note 9)	804	1	803	—	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	(20)	—	—	(20)	—	—
Other, including options exercised	36	—	4	—	32	—

At September 30, 2009	9,100	9	2,354	6,615	(70)	192
Comprehensive income:
Net income attributable to Johnson Controls, Inc.	1,491	—	—	1,491	—	—
Foreign currency translation adjustments	(115)	—	—	—	—	(115)
Realized and unrealized gains on derivatives	13	—	—	—	—	13
Unrealized gains on marketable common stock	3					3
Employee retirement plans	(170)	—	—	—	—	(170)

Other comprehensive loss	(269)

Comprehensive income	1,222
Cash dividends
Common ($0.52 per share)	(350)	—	—	(350)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	9	—	—	9	—	—
Other, including options exercised	90	—	94	—	(4)	—

At September 30, 2010	$10,071	$9	$2,448	$7,765	$(74)	$(77)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Based upon the criteria set forth in ASC 810, the Company has determined that for the reporting periods ended September 30, 2010 and 2009 it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company funds the entities’ short-term liquidity needs. Both entities are consolidated within the automotive experience North America segment. The Company did not have a significant variable interest in any unconsolidated VIE’s for the presented reporting periods. The carrying amounts and classification of assets and liabilities included in the Company’s consolidated statements of financial position for consolidated VIE’s are as follows (in millions):

	September 30,
	2010	2009
Current assets	$215	$146
Noncurrent assets	69	101

Total assets	$284	$247

Current liabilities	$174	$103
Noncurrent liabilities	—	—

Total liabilities	$174	$103

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
Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.7 billion and $3.4 billion at September 30, 2010 and 2009, respectively, was determined using market quotes. See Note 10, “Derivative Instruments and

Hedging Activities,” and Note 11, “Fair Value Measurements,” for fair value of financial instruments, including derivative instruments and hedging activities.
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
Pre-Production Costs Related to Long-Term Supply Arrangements

The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is assured. Customer reimbursements are recorded as an increase in cash and a reduction of selling, general and administrative expense when reimbursement from the customer is received if reimbursement from the customer is not assured. At September 30, 2010 and 2009, the Company recorded within the consolidated statements of financial position approximately $304 million and $282 million, respectively, of engineering and research and development costs for which customer reimbursement is assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year.

Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2010 and 2009, approximately $72 million and $87 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2010 and 2009, the Company recorded within the consolidated statements of financial position in other current assets approximately $212 million and $276 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is assured.
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

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value represents the amount at which a reporting unit could be sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2010 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

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

Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2010, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.
Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that carrying amount may not be recoverable. See Note 17, “Impairment of Long-Lived Assets,” for disclosure of the impairment analyses performed by the Company during fiscal 2010 and 2009.
Percentage-of-Completion Contracts

The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $683 million and $579 million at September 30, 2010 and 2009, respectively. Amounts included within other current liabilities were $639 million and $601 million at September 30, 2010 and 2009, respectively.

Revenue Recognition

The Company’s building efficiency business recognizes revenue from certain long-term contracts over the contractual period under the percentage-of-completion method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The amount of accounts receivable due after one year is not significant.

The building efficiency business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.

The Company’s building efficiency business also sells certain heating, ventilating and air conditioning (HVAC) products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASC 605-25, “Multiple–Element Arrangements,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative fair value of all elements or the fair value of undelivered elements.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.
Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. Such expenditures for the years ended September 30, 2010, 2009 and 2008 were $723 million, $767 million and $829 million, respectively.

A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2010, 2009 and 2008 were $315 million, $431 million and $405 million, respectively.
Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares include the dilutive effect of common stock equivalents which would arise from the exercise of stock options and any outstanding Equity Units and convertible senior notes as of the beginning of the period, for the years ended September 30, 2010 and 2008. However, dilutive shares due to stock options, Equity Units and convertible senior notes were not included in the computation of diluted net loss per common share for the year ended September 30, 2009, since to do so would decrease the loss per share. See Note 13, “Earnings per Share,” for the calculation of earnings per share.
Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction gains included in net income for the years ended September 30, 2010, 2009 and 2008 were $19 million, $21 million and $3 million, respectively.

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

The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements,” for disclosure of the Company’s derivative instruments and hedging activities.
Reclassification

Certain prior year amounts have been revised to conform to the current year’s presentation. Redeemable noncontrolling interests are classified as mezzanine equity (temporary equity) in the consolidated statements of financial position. Refer to Note 14, “Equity and Noncontrolling Interests,” to the financial statements for further information. Also, certain prior year amounts in Note 18, “Income Taxes,” to the financial statements have been reclassified for comparative purposes.

New Accounting Pronouncements

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

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. The guidance requires enhanced transparency surrounding the types of plan assets and associated risks, as well as disclosure of information about fair value measurements of plan assets. This guidance is included in ASC 715, “Compensation – Retirement Benefits,” and is effective for the Company for the fiscal year ending September 30, 2010. The adoption of this guidance did not impact on the Company’s consolidated financial condition and results of operations. Refer to Note 15, “Retirement Plans,” for the Company’s disclosures of plan assets.

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

In December 2007, the FASB issued guidance changing the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. This guidance is included in ASC 810, “Consolidation,” and was adopted by the Company in the first quarter of fiscal 2010 (October 1, 2009). The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations. Refer to Note 14, “Equity and Noncontrolling Interests,” for further discussion.

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.” The Company adopted this guidance effective October 1, 2008. In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The provisions of this guidance for nonfinancial assets and nonfinancial liabilities were effective for the Company in the first quarter of fiscal 2010 (October 1, 2009) and will be applied prospectively to fair value assessments such as the Company’s long-lived asset impairment analyses. Refer to Note 17, “Impairment of Long-Lived Assets,” for further discussion.
2.	ACQUISITIONS
In July 2010, the Company acquired an additional 40% of a power solutions Korean joint venture. The acquisition increased the Company’s ownership percentage to 90%. The remaining 10% was acquired by the local management team. The Company paid approximately $86 million (excluding cash acquired of $57 million) for the additional ownership percentage and incurred approximately $10 million of acquisition costs and related purchase accounting adjustments. As a result of the acquisition, the Company recorded a non-cash gain of $47 million within power solutions equity income to adjust the Company’s existing equity investment in the Korean joint venture to fair value. Goodwill of $51 million was recorded as part of the transaction. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

Also during fiscal 2010, the Company completed three acquisitions for a combined purchase price of $35 million, of which $32 million was paid as of September 30, 2010. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $9 million. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

During fiscal 2009, the Company completed four acquisitions for a combined purchase price of $43 million, of which $38 million was paid in the twelve months ended September 30, 2009. None of the acquisitions were material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $30 million, of which $26 million was recorded during fiscal 2009.

In July 2008, the Company formed a joint venture to acquire the interior product assets of Plastech Engineered Products, Inc. (Plastech). Plastech filed for bankruptcy in February 2008. The Company owns 70% of the newly formed entity and certain Plastech term lenders hold the remaining noncontrolling interest. The Company contributed cash and injection molding plants to the new entity with a fair value of $262 million. The lenders contributed their rights to receive Plastech’s interiors business obtained in exchange for certain Plastech debt. The combined equity in the new entity was approximately $375 million. Goodwill of $199 million was recorded as part of the transaction. In the third quarter of fiscal 2009, the Company finalized valuations associated with the acquisition and recorded a $21 million increase to goodwill.

Also in fiscal 2008, the Company completed seven additional acquisitions for a combined purchase price of $108 million, none of which were material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $66 million.

3.	INVENTORIES
Inventories consisted of the following (in millions):

	September 30,
	2010	2009
Raw materials and supplies	$899	$712
Work-in-process	278	225
Finished goods	743	674

FIFO inventories	1,920	1,611
LIFO reserve	(134)	(90)

Inventories	$1,786	$1,521

Inventories valued using the LIFO method of accounting were approximately 22% of total inventories at September 30, 2010 and 2009.
4.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in millions):

	September 30,
	2010	2009
Buildings and improvements	$2,161	$2,231
Machinery and equipment	6,342	6,411
Construction in progress	752	423
Land	366	374

Total property, plant and equipment	9,621	9,439
Less accumulated depreciation	(5,525)	(5,453)

Property, plant and equipment — net	$4,096	$3,986

Interest costs capitalized during the fiscal years ended September 30, 2010, 2009 and 2008 were $21 million, $16 million and $12 million, respectively. Accumulated depreciation related to capital leases at September 30, 2010 and 2009 was $48 million and $107 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the fiscal years ended September 30, 2010 and 2009 were as follows (in millions):

			Currency
	September 30,	Business	Translation and	September 30,
	2008	Acquisitions	Other	2009
Building efficiency
North America systems	$515	$—	$10	$525
North America service	657	—	11	668
North America unitary products	481	—	9	490
Global workplace solutions	178	—	(4)	174
Europe	428	—	(20)	408
Rest of world	574	24	(11)	587
Automotive experience
North America	1,356	21	(1)	1,376
Europe	1,219	2	(10)	1,211
Asia	200	—	23	223
Power solutions	905	—	(25)	880

Total	$6,513	$47	$(18)	$6,542

			Currency
	September 30,	Business	Translation and	September 30,
	2009	Acquisitions	Other	2010
Building efficiency
North America systems	$525	$—	$(3)	$522
North America service	668	8	—	676
North America unitary products	490	—	—	490
Global workplace solutions	174	—	3	177
Europe	408	—	(29)	379
Rest of world	587	—	8	595
Automotive experience
North America	1,376	—	2	1,378
Europe	1,211	5	(76)	1,140
Asia	223	—	10	233
Power solutions	880	51	(20)	911

Total	$6,542	$64	$(105)	$6,501

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	September 30, 2010			September 30, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$277	$(191)	$86	$308	$(190)	$118
Customer relationships	373	(70)	303	345	(56)	289
Miscellaneous	68	(31)	37	67	(25)	42

Total amortized intangible assets	718	(292)	426	720	(271)	449
Unamortized intangible assets
Trademarks	315	—	315	297	—	297

Total intangible assets	$1,033	$(292)	$741	$1,017	$(271)	$746

Amortization of other intangible assets for the fiscal years ended September 30, 2010, 2009 and 2008 was $43 million, $38 million and $38 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2011, 2012, 2013, 2014 and 2015 will be approximately $43 million, $37 million, $31 million, $29 million and $27 million, respectively.
6.	PRODUCT WARRANTIES
The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. While the Company’s warranty costs have historically been within its calculated estimates, the Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. Accruals related to pre-existing warranties includes incremental warranty charges of $105 million recorded in the fourth quarter of fiscal 2009 by the building efficiency North America unitary products segment, of which $76 million was due to a specific product issue and $29 million was a result of the Company’s periodic warranty review process and analysis of return rates. The portion of the incremental charge due to a specific product issue related to the anticorrosive film applied to certain coils used in residential indoor heating, ventilating and air conditioning units as a means to promote flow of condensation and adding to the efficiency of the units.

The Company’s product warranty liability is recorded in the consolidated statement of financial position in other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.

The changes in the carrying amount of the Company’s total product warranty liability for the fiscal years ended September 30, 2010 and 2009 were as follows (in millions):

	Year Ended
	September 30,
	2010	2009
Balance at beginning of period	$344	$204
Accruals for warranties issued during the period	260	238
Accruals from acquisitions	1	—
Accruals related to pre-existing warranties (including changes in estimates)	(18)	115
Settlements made (in cash or in kind) during the period	(245)	(214)
Currency translation	(5)	1

Balance at end of period	$337	$344

7.	LEASES
Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $41 million and $33 million at September 30, 2010 and 2009, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2010, 2009 and 2008 was $389 million, $403 million and $399 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2010 were as follows (in millions):

	Capital	Operating
	Leases	Leases
2011	$7	$296
2012	7	241
2013	6	171
2014	5	121
2015	5	84
After 2015	15	115

Total minimum lease payments	45	$1,028

Interest	(11)

Present value of net minimum lease payments	$34

8.	SHORT-TERM DEBT AND CREDIT AGREEMENTS
Short-term debt consisted of the following (in millions):

	September 30,
	2010	2009
Bank borrowings and commercial paper	$75	$658

Weighted average interest rate on short-term debt outstanding	6.2%	1.8%
The Company has a $2.05 billion committed five-year credit facility to support its outstanding commercial paper. The facility expires in December 2011. There were no draws against the committed credit facility during the fiscal years ended September 30, 2010 and 2009. Average outstanding commercial paper for the fiscal year ended September 30, 2010 was $342 million and none was outstanding at September 30, 2010. Average outstanding commercial paper for the fiscal year ended September 30, 2009 was $804 million and $583 million was outstanding at September 30, 2009.

At September 30, 2010, the Company had three euro-denominated revolving credit facilities totaling 300 million euro with 50 million euro expiring in May 2011, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In addition, the Company has a $100 million revolving credit facility expiring in December 2011. At September 30, 2010, there were no draws on the revolving credit facilities.

At September 30, 2009, the Company had three euro-denominated revolving credit facilities totaling 300 million euro with 50 million euro expiring in May 2010, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. At September 30, 2009, there were no draws on the revolving credit facilities.

9.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2010	2009
Unsecured notes
5.25% due in 2011 ($654 million 2010 par value, $746 million 2009 par value)	$655	$750
6.50% due in 2012 (Convertible senior notes)	—	2
5.8% due in 2013 ($100 million par value)	102	100
4.875% due in 2013 ($300 million par value)	327	325
7.7% due in 2015 ($125 million par value)	125	125
5.5% due in 2016 ($800 million par value)	800	799
7.125% due in 2017 ($150 million par value)	167	169
6.0% due in 2036 ($400 million par value)	395	395
11.50% due in 2042 (917,915 equity units)	46	46
6.95% due in 2046 ($125 million par value)	125	125
5.00% due in 2020 ($500 million par value)	498	—
Capital lease obligations	34	29
Foreign-denominated debt
Euro	27	31
Japanese yen	—	412
Other	13	—

Gross long-term debt	3,314	3,308
Less: current portion	662	140

Net long-term debt	$2,652	$3,168

At September 30, 2010, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 5.0%. At September 30, 2009, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 5.3% and the Company’s yen-denominated debt was at floating rates with a weighted average interest rate of 1.1%.

The installments of long-term debt maturing in subsequent fiscal years are: 2011 — $662 million; 2012 — $5 million; 2013 — $445 million; 2014 — $4 million; 2015 — $128 million; 2016 and thereafter — $2,070 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2010, 2009 and 2008 was $181 million, $358 million and $288 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements”). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

Financing Arrangements

In fiscal 2008, the Company entered into new committed, revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009, the 100 million euro revolving facility expired and the Company entered into a new one year committed, revolving credit facility in the amount of 50 million euro expiring in May 2010. In May 2010, the 50 million euro revolving facility expired and the Company entered into a new one year committed, revolving credit facility in the amount of 50 million euro expiring in May 2011. At September 30, 2010, there were no draws on the revolving credit facilities.

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

In March 2009, the Company closed concurrent public offerings. The Company issued $402.5 million aggregate amount of 6.5% senior, unsecured, fixed rate convertible notes that mature September 30, 2012. The notes are convertible into shares of the Company’s common stock at a conversion rate of 89.3855 shares of common stock per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $11.19 per share, subject to anti-dilution adjustments. The Company also issued nine million Equity Units (the “Equity Units”) each of which has a stated amount of $50 in aggregate principal amount of $450 million. The Equity Units consist of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date of March 31, 2012, subject to early settlement, a certain number of shares of the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 11.5% subordinated notes due 2042.

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

During the quarter ended September 30, 2010, the Company entered into a new, $100 million committed revolving credit facility scheduled to mature in December 2011. At September 30, 2010, there were no draws outstanding.
10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 11, “Fair Value Measurements,” to the financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

The Company has entered into foreign currency denominated debt obligations and cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations and cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At September 30, 2009, the Company had 37 billion yen of foreign denominated debt designated as a net investment hedge. During the first quarter of fiscal 2010, the Company retired 19 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. During the second quarter of fiscal 2010, the Company retired the remaining 18 billion yen of foreign denominated debt which has previously been designated as a net investment hedge in the Company’s net investment in Japan. In its place, the Company entered into three cross-currency interest rate swaps totaling 20 billion yen. In the fourth quarter of fiscal 2010, a 5 billion yen cross-currency swap expired and the Company replaced it with a new 5 billion yen cross-currency swap. There were no cross-currency interest rate swaps outstanding at September 30, 2009.

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

		Volume Outstanding as of
Commodity	Units	September 30, 2010	September 30, 2009
Copper	Pounds	24,550,000	12,180,000
Lead	Metric Tons	18,450	—
Aluminum	Metric Tons	8,276	—
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2010 and 2009, the Company had hedged approximately 3.4 million and 2.8 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. In the fourth quarter of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bonds maturing on January 15, 2011. In the second quarter of fiscal 2010, the Company unwound $100 million of one of the three outstanding interest rate swaps. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.80% bond maturing November 15, 2012 and two fixed to floating swaps totaling $300 million to hedge the coupon of its 4.875% bond maturing September 15, 2013. In the fourth quarter of fiscal 2010, the Company terminated all of its interest rate swaps.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities		Derivatives and Hedging Activities Not
	Designated as Hedging Instruments		Designated as Hedging Instruments
	under ASC 815		under ASC 815
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Other current assets
Foreign currency exchange derivatives	$19	$40	$8	$36
Commodity derivatives	14	7	—	—
Other noncurrent assets
Interest rate swaps	—	5	—	—
Equity swap	—	—	104	70
Foreign currency exchange derivatives	1	1	1	1

Total assets	$34	$53	$113	$107

Current portion of long-term debt
Net investment hedges	$—	$134	$—	$—
Other current liabilities
Foreign currency exchange derivatives	19	44	8	27
Commodity derivatives	—	1	—	—
Net investment hedges	17	—	—	—
Long-term debt
Fixed rate debt swapped to floating	—	704	—	—
Net investment hedges	—	278	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	1	1	1

Total liabilities	$37	$1,162	$9	$28

The following table presents the location and amount of gains and losses on derivative instruments and related hedge items included in the Company’s consolidated statements of income for the fiscal year ended September 30, 2010 and the nine months ended September 30, 2009 and gains and losses initially recognized in other comprehensive income (OCI) net of tax or cumulative translation adjustment (CTA) net of tax in the consolidated statements of financial position (in millions):

	As of	Year Ended		Year Ended
	September 30, 2010	September 30, 2010		September 30, 2010
			Amount of Gain		Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	(Loss) Recognized in
	(Loss) Recognized in	Reclassified from AOCI	from AOCI into	Recognized in Income on	Income on
Derivatives in ASC 815 Cash Flow	OCI on Derivative	into Income (Effective	Income (Effective	Derivative (Ineffective	Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$—	Cost of sales	$(3)	Cost of sales	$—
Commodity derivatives	10	Cost of sales	(1)	Cost of sales	—
Forward treasury locks	10	Net financing charges	2	Net financing charges	—

Total	$20		$(2)		$—

	As of	Nine Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2009		September 30, 2009
			Amount of Gain		Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	(Loss) Recognized in
	(Loss) Recognized in	Reclassified from AOCI	from AOCI into	Recognized in Income on	Income on
Derivatives in ASC 815 Cash Flow	OCI on Derivative	into Income (Effective	Income (Effective	Derivative (Ineffective	Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$(3)	Net sales	$(16)	Net sales	$—
Commodity derivatives	3	Cost of sales	(80)	Cost of sales	(5)
Forward treasury locks	12	Net financing charges	1	Net financing charges	—

Total	$12		$(95)		$(5)

	As of	As of
	September 30, 2010	September 30, 2009
	Amount of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Recognized in
	CTA on Outstanding	CTA on Outstanding
Hedging Activities in ASC 815 Net	Derivatives (Effective	Derivatives (Effective
Investment Hedging Relationships	Portion)	Portion)
Net investment hedges	$(10)	$(28)

Total	$(10)	$(28)

For the fiscal year ended September 30, 2010 and nine months ended September 30, 2009, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

		Year Ended	Nine Months Ended
		September 30, 2010	September 30, 2009
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative	Derivative
Interest rate swap	Net financing charges	$10	$5
Fixed rate debt swapped to floating	Net financing charges	(7)	(4)

Total		$3	$1

		Year Ended	Nine Months Ended
		September 30, 2010	September 30, 2009
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$219	$(81)
Foreign currency exchange derivatives	Net financing charges	(185)	123
Equity swap	Selling, general and administrative expenses	14	28
Commodity derivatives	Cost of sales	1	(4)

Total		$49	$66

11.	FAIR VALUE MEASUREMENTS
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

Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2010 and 2009 (in millions):

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$27	$27	$—	$—
Commodity derivatives	14	—	14	—
Other noncurrent assets
Investments in marketable common stock	31	31	—	—
Equity swap	104	104	—	—
Foreign currency exchange derivatives	2	2	—	—

Total	$178	$164	$14	$—

Other current liabilities
Foreign currency exchange derivatives	$27	$27	$—	$—
Cross-currency interest rate swaps	17	—	17	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—

Total	$46	$29	$17	$—

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$76	$76	$—	$—
Commodity derivatives	7	—	7	—
Other noncurrent assets
Interest rate swaps	5	—	5	—
Equity swap	70	70	—	—
Foreign currency exchange derivatives	2	2	—	—

Total	$160	$148	$12	$—

Current portion long-term debt
Foreign currency denominated debt	$134	$134	$—	$—
Other current liabilities
Foreign currency exchange derivatives	71	71	—	—
Commodity derivatives	1	—	1	—
Long-term debt
Fixed rate debt swapped to floating	704	—	704	—
Foreign currency denominated debt	278	278	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—

Total	$1,190	$485	$705	$—

Valuation Methods
Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2010 and 2009. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statement of income.
Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at September 30, 2010 and 2009.
Interest rate swaps and related debt — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. In the fourth quarter of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bonds maturing on January 15, 2011. In the second quarter of fiscal 2010, the Company terminated a $100 million portion of one of the three interest swaps mentioned above. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.80% bond maturing November 15, 2012 and two fixed to floating interest rate swaps totaling $300 million to hedge the coupons of its 4.875% bond maturing September 15, 2013. In the fourth quarter of fiscal 2010, the Company terminated all of its interest rate swaps. The fair value adjustments to the related debt will be amortized over the remaining term of the debt.
Investments in marketable common stock — The Company invested in certain marketable common stock during the third quarter of fiscal 2010. The securities are valued under a market approach using publicized share prices. As of September 30, 2010, the Company recorded an unrealized gain of $3 million in accumulated other comprehensive income and no unrealized losses on these investments.
Equity swaps — The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the fair value of the swaps is based on the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statement of income within selling, general and administrative expenses.
Cross-currency interest rate swaps — The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using market assumptions. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. The Company entered into three cross-currency swaps totaling 20 billion yen during the second quarter of fiscal 2010. In the fourth quarter of fiscal 2010, a 5 billion yen cross-currency swap expired and the Company replaced it with a new 5 billion yen cross-currency swap. These swaps are designated as hedges in the Company’s net investment in Japan. There were no cross-currency interest rate swaps outstanding at September 30, 2009.
Foreign currency denominated debt — The Company has entered into certain foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At September 30, 2009, the Company had 37 billion yen of foreign denominated debt designated as a net investment hedge. During the first quarter of fiscal 2010, the Company retired 19 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. During the second quarter of fiscal 2010, the Company retired the remaining 18 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. There was no foreign currency denominated debt outstanding at September 30, 2010.
12.	STOCK-BASED COMPENSATION
Effective October 1, 2005, the Company adopted ASC 718, “Stock Compensation,” using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of ASC 718 that remain unvested on the effective date. The cumulative impact of adopting ASC 718 was not significant to the Company’s operating results since the Company had previously adopted certain provisions of this guidance.
The Company has three share-based compensation plans, which are described below. The compensation cost charged against income for those plans was approximately $52 million, $27 million and $29 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $21 million, $11 million and $11 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.
Prior to the adoption of ASC 718, the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of ASC 718, the Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach prior to the adoption of ASC 718, an approximate $2 million reduction of pre-tax compensation cost would have been recognized for the year ended September 30, 2008. There would have been no impact for the years ended September 30, 2010 and 2009.
Stock Option Plan
The Company’s 2007 Stock Option Plan, as amended (the Plan), which is shareholder-approved, permits the grant of stock options to its employees for up to approximately 41 million shares of new common stock as of September 30, 2010. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest between two and three years after the grant date and expire ten years from the grant date (approximately 25 million shares of common stock remained available to be granted at September 30, 2010).
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

	Year Ended September 30,
	2010	2009	2008
Expected life of option (years)	4.3 - 5.0	4.2 - 4.5	4.5 - 5.25
Risk-free interest rate	1.91% - 2.20%	2.57% - 2.68%	4.06% - 4.23%
Expected volatility of the Company’s stock	40.00%	28.00%	22.00%
Expected dividend yield on the Company’s stock	1.73%	1.52%	1.55%

A summary of stock option activity at September 30, 2010, and changes for the year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	Option Price	Option	Life (years)	(in millions)
Outstanding, September 30, 2009	$23.62	33,244,637
Granted	24.89	5,382,100
Exercised	18.97	(3,095,823)
Forfeited or expired	28.58	(372,805)

Outstanding, September 30, 2010	$24.17	35,158,109	5.8	$253

Exercisable, September 30, 2010	$22.23	24,386,551	4.6	$217

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2010, 2009 and 2008 was $7.70, $6.68 and $9.08, respectively.
The total intrinsic value of options exercised during the fiscal years ended September 30, 2010, 2009 and 2008 was approximately $33 million, $4 million and $45 million, respectively.
In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2010, 2009 and 2008 of approximately $52 million, $8 million and $34 million, respectively.
The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718. The tax benefit from the exercise of stock options, which is recorded in capital in excess of par value, was $7 million, $1 million and $19 million for the fiscal years ended September 30, 2010, 2009 and 2008. The Company does not settle equity instruments granted under share-based payment arrangements for cash.
At September 30, 2010, the Company had approximately $26 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.
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
The assumptions used to determine the fair value of the SAR awards at September 30, 2010 were as follows:

Expected life of SAR (years)	0.1 - 3.0
Risk-free interest rate	0.14% - 0.64%
Expected volatility of the Company’s stock	40.00%
Expected dividend yield on the Company’s stock	1.74%

A summary of SAR activity at September 30, 2010, and changes for the year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	SAR Price	SAR	Life (years)	(in millions)
Outstanding, September 30, 2009	$24.69	2,996,198
Granted	24.87	671,335
Exercised	20.13	(383,450)
Forfeited or expired	27.80	(46,970)

Outstanding, September 30, 2010	$25.23	3,237,113	6.4	$20

Exercisable, September 30, 2010	$23.20	1,909,881	5.0	$16

In conjunction with the exercise of SARs granted, the Company made payments of $3 million, $2 million and $5 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively.
Restricted (Nonvested) Stock
In fiscal year 2002, the Company adopted a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the restricted stock plan typically vest 50% after two years from the grant date and 50% after four years from the grant date. The plan allows for different vesting terms on specific grants with approval by the board of directors.
A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2010, and changes for the fiscal year then ended, is presented below:

	Weighted	Shares/Units
	Average	Subject to
	Price	Restriction
Nonvested, September 30, 2009	$34.13	956,500
Granted	25.18	440,455
Vested	30.96	(631,500)

Nonvested, September 30, 2010	$31.60	765,455

At September 30, 2010, the Company had approximately $10 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.
13.	Earnings Per Share
The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to capital in excess of par value when the award generates a tax deduction. If there would be a shortfall resulting in a charge to capital in excess of par value, such an amount would be a reduction of the proceeds.
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
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2010	2009	2008
Income Available to Common Shareholders
Basic income (loss) available to common shareholders	$1,491	$(338)	$979
Interest expense, net of tax	5	—	—

Diluted income (loss) available to common shareholders	$1,496	$(338)	$979

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	672.0	595.3	593.1
Effect of dilutive securities:
Stock options	5.9	—	8.3
Equity units	4.5	—	—
Convertible senior notes	0.1	—	—

Diluted weighted average shares outstanding	682.5	595.3	601.4

Antidilutive Securities
Options to purchase common shares	0.8	2.5	1.1
For the fiscal year ended September 30, 2009, the total weighted average of potential dilutive shares due to stock options, Equity Units and the convertible senior notes was 47.8 million. However, these items were not included in the computation of diluted net loss per common share for the fiscal year ended September 30, 2009, since to do so would decrease the loss per share.
During each of the three months ended September 30, 2010 and 2009, the Company declared a dividend of $0.13 per common share, and during each of the twelve months ended September 30, 2010 and 2009, the Company declared four quarterly dividends totaling $0.52 per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.
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

The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Equity Attributable to	Equity Attributable to
	Johnson Controls,	Noncontrolling
	Inc.	Interests	Total Equity
At September 30, 2007	$8,873	$88	$8,961
Total comprehensive income:
Net income	979	25	1,004
Foreign currency translation adjustments	170	8	178
Realized and unrealized losses on derivatives	(93)	—	(93)
Employee retirement plans	(188)	—	(188)

Other comprehensive income (loss)	(111)	8	(103)

Comprehensive income	868	33	901

Other changes in equity:
Adjustment to initially adopt FIN 48, net of tax	(68)	—	(68)
Cash dividends — common stock ($0.52 per share)	(309)	—	(309)
Dividends attributable to noncontrolling interests	—	(34)	(34)
Redemption value adjustment attributable to redeemable noncontrolling interests	16	—	16
Other, including options exercised	26	—	26

At September 30, 2008	9,406	87	9,493
Total comprehensive income (loss):
Net income (loss)	(338)	16	(322)
Foreign currency translation adjustments	(194)	3	(191)
Realized and unrealized gains on derivatives	41	—	41
Employee retirement plans	(326)	—	(326)

Other comprehensive income (loss)	(479)	3	(476)

Comprehensive income (loss)	(817)	19	(798)

Other changes in equity:
Cash dividends — common stock ($0.52 per share)	(309)	—	(309)
Dividends attributable to noncontrolling interests	—	(23)	(23)
Debt conversion	804	—	804
Redemption value adjustment attributable to redeemable noncontrolling interests	(20)	—	(20)
Other, including options exercised	36	1	37

At September 30, 2009	9,100	84	9,184
Total comprehensive income:
Net income	1,491	43	1,534
Foreign currency translation adjustments	(115)	—	(115)
Realized and unrealized gains on derivatives	13	—	13
Unrealized gains on marketable common stock	3	—	3
Employee retirement plans	(170)	—	(170)

Other comprehensive loss	(269)	—	(269)

Comprehensive income	1,222	43	1,265

Other changes in equity:
Cash dividends — common stock ($0.52 per share)	(350)	—	(350)
Dividends attributable to noncontrolling interests	—	(22)	(22)
Redemption value adjustment attributable to redeemable noncontrolling interests	9	—	9
Other, including options exercised	90	1	91

At September 30, 2010	$10,071	$106	$10,177

The components of accumulated other comprehensive income were as follows (in millions, net of tax):

	September 30,
	2010	2009
Foreign currency translation adjustments	$743	$858
Realized and unrealized gains on derivatives	20	7
Unrealized gains on marketable common stock	3	—
Employee retirement plans	(843)	(673)

Accumulated other comprehensive income (loss)	$(77)	$192

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
The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended	Year Ended	Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
Beginning balance, September 30	$155	$167	$74
Net income (loss)	32	(28)	(1)
Foreign currency translation adjustments	1	(2)	1
Increase in noncontrolling interest share	17	—	112
Dividends attributable to noncontrolling interests	—	(2)	(3)
Redemption value adjustment	(9)	20	(16)

Ending balance, September 30	$196	$155	$167

15.	RETIREMENT PLANS
Pension Benefits
The Company has non-contributory defined benefit pension plans covering most U.S. and certain non-U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Effective January 1, 2006, certain of the Company’s U.S. pension plans were amended to prohibit new participants from entering the plans. Effective September 30, 2009, active participants will continue to accrue benefits under the amended plans until December 31, 2014. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974. Funding for non-U.S. plans observes the local legal and regulatory limits. Also, the Company makes contributions to union-trusteed pension funds for construction and service personnel.
The Company’s investment policies employ an approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities, are made via mutual funds to diversify the expected investment returns relative to the equity and fixed income investments. As a result of our diversification strategies, there are no significant concentrations of risk within the portfolio of investments.
The Company’s actual asset allocations are in line with target allocations. The Company rebalances asset allocations as appropriate, in order to stay within a range of allocation for each asset category.

The Company’s pension plan asset allocations by asset category for fiscal 2009 are shown below.

2009
Equity securities:
U.S. plans	62%
Non-U.S. plans	50%

Fixed income securities:
U.S. plans	27%
Non-U.S. plans	42%

Real estate/other:
U.S. plans	10%
Non-U.S. plans	7%

Cash/liquidity:
U.S. plans	1%
Non-U.S. plans	1%
In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. The guidance requires enhanced transparency surrounding the types of plan assets and associated risks, as well as disclosure of information about fair value measurements of plan assets. This guidance is included in ASC 715, “Compensation — Retirement Benefits,” is effective for the Company for fiscal 2010 and is applied prospectively.

The Company’s pension plan assets at September 30, 2010, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
Asset Category	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
U.S. Pension

Cash	$52	$52	$—	$—

Equity Securities
Large-Cap	779	779	—	—
Small-Cap	287	287	—	—
International — Developed	505	505	—	—

Fixed Income Securities
Government	147	147	—	—
Corporate/Other	469	469	—	—

Hedge Funds	91	—	—	91

Real Estate	141	—	—	141

Total	$2,471	$2,239	$—	$232

Non-U.S. Pension

Cash	$28	$28	$—	$—

Equity Securities
Large-Cap	97	97	—	—
International — Developed	452	452	—	—
International — Emerging	13	13	—	—

Fixed Income Securities
Government	132	132	—	—
Corporate/Other	412	412	—	—

Commodities	11	11	—	—

Real Estate	71	—	—	71

Total	$1,216	$1,145	$—	$71

Following is a description of the valuation methodologies used for assets measured at fair value.
Cash: The fair value of cash is valued at cost.
Equity Securities: The fair value of equity securities is determined by indirect quoted market prices. The value of assets held in separate accounts is not published, but the investment managers report daily the underlying holdings. The underlying holdings are direct quoted market prices on regulated financial exchanges.
Fixed Income Securities: The fair value of fixed income securities is determined by indirect quoted market prices. The value of assets held in separate accounts is not published, but the investment managers report daily the underlying holdings. The underlying holdings are direct quoted market prices on regulated financial exchanges.
Commodities: The fair value of the commodities is determined by quoted market prices of the underlying holdings on regulated financial exchanges.

Hedge Funds: The fair value of hedge funds is accounted for by a custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. The Company and custodian review the methods used by the underlying managers to value the assets. The Company believes this is an appropriate methodology to obtain the fair value of these assets.
Real Estate: The fair value of investment in real estate is valued by the fund managers. The fund managers value the real estate investments via independent third-party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter. The Company believes this is an appropriate methodology to obtain the fair value of these assets. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third-party appraiser.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following sets forth a summary of changes in the fair value of assets measured using significant unobservable inputs (Level 3) (in millions):

	Total	Hedge Funds	Real Estate
U.S. Pension

Asset Value as of September 30, 2009	$174	$86	$88

Additions	59	—	59
Redemptions	(9)	—	(9)
Realized loss	(5)	—	(5)
Unrealized gain	13	5	8

Asset Value as of September 30, 2010	$232	$91	$141

Non-U.S. Pension

Asset Value as of September 30, 2009	$64	$—	$64

Unrealized gain	7	—	7

Asset Value as of September 30, 2010	$71	$—	$71

The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital markets in which the plans invest. The average market returns are adjusted, where appropriate, for active asset management returns. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.
For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $3,942 million, $3,804 million and $3,169 million, respectively, as of September 30, 2010 and $3,316 million, $3,111 million and $2,219 million, respectively, as of September 30, 2009.

In fiscal 2010, total employer and employee contributions to the defined benefit pension plans were $681 million, of which $509 million were voluntary contributions made by the Company. The Company expects to contribute approximately $250 million in cash to its defined benefit pension plans in fiscal year 2011. Projected benefit payments from the plans as of September 30, 2010 are estimated as follows (in millions):

2011	$240
2012	212
2013	222
2014	231
2015	247
2016-2020	1,334
Savings and Investment Plans
The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $42 million, $35 million and $39 million for the fiscal years ended 2010, 2009 and 2008, respectively.
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
The September 30, 2010 accumulated postretirement benefit obligation (APBO) for both pre-65 and post-65 years of age employees was determined using assumed medical care cost trend rates of 7.5% and 8% for U.S. plans and non-U.S. plans, respectively, decreasing one half percent each year to an ultimate rate of 5% and prescription drug trend rates of 9.5% and 8% for U.S. plans and non-U.S. plans, respectively, decreasing one half percent each year to an ultimate rate of 6% and 5% for U.S. plans and non-U.S. plans, respectively. The September 30, 2009 APBO for both pre-65 and post-65 years of age employees was determined using medical care cost trend rates of 8.0% and 8.5% for U.S. plans and non-U.S. plans, respectively, decreasing one half percent each year to an ultimate rate of 5% and prescription drug trend rates of 10.0% and 8.5% for U.S. plans and non-U.S. plans, respectively, decreasing one half percent each year to an ultimate rate of 6% and 5% for U.S. plans and non-U.S. plans, respectively. The health care cost trend assumption does not have a significant effect on the amounts reported. To illustrate, a one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $1 million and $3 million for U.S. plans and non-U.S. plans, respectively, at September 30, 2010 and the sum of the service and interest costs in fiscal year 2010 by less than $1 million. A one percentage point decrease in the assumed health care cost trend rate would have a negligible impact on the accumulated benefit obligation and service and interest costs for U.S. plans and decreased the accumulated benefit obligation of non-U.S. plans by $3 million at September 30, 2010.

The Company expects to contribute approximately $23 million in cash to its postretirement health and other benefit plans in fiscal year 2011. Projected benefit payments from the plans as of September 30, 2010 are estimated as follows (in millions):

2011	$23
2012	23
2013	23
2014	24
2015	24
2016-2020	101
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

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Health and Other Benefits
September 30,	2010	2009	2010	2009	2010	2009
Accumulated Benefit Obligation	$2,655	$2,355	$1,622	$1,429	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	2,512	2,174	1,521	1,334	275	253
Service cost	67	66	38	32	4	4
Interest cost	152	159	68	65	14	18
Plan participant contributions	—	—	5	5	7	—
Acquisitions	—	—	1	9	—	—
Divestitures	—	—	—	(1)	—	—
Plan transfers	—	—	—	39	—	—
Actuarial loss	106	438	146	128	23	41
Amendments made during the year	—	1	(3)	(14)	(44)	(13)
Benefits paid	(120)	(99)	(68)	(55)	(26)	(29)
Estimated subsidy received	—	—	—	—	2	2
Special termination benefits	—	—	—	1	—	—
Curtailment gain	—	(224)	(5)	(4)	—	—
Other	—	(3)	6	—	—	—
Currency translation adjustment	—	—	16	(18)	1	(1)

Projected benefit obligation at end of year	$2,717	$2,512	$1,725	$1,521	$256	$275

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,867	$1,772	$1,080	$960	$—	$—
Actual return on plan assets	151	8	64	57	—	—
Plan transfers	—	—	—	38	—	—
Employer and employee contributions	573	188	108	105	26	29
Benefits paid	(120)	(99)	(68)	(55)	(26)	(29)
Other	—	(2)	4	—	—	—
Currency translation adjustment	—	—	28	(25)	—	—

Fair value of plan assets at end of year	$2,471	$1,867	$1,216	$1,080	$—	$—

Funded status	$(246)	$(645)	$(509)	$(441)	$(256)	$(275)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$7	$4	$17	$23	$—	$—
Accrued benefit liability	(253)	(649)	(526)	(464)	(256)	(275)

Net amount recognized	$(246)	$(645)	$(509)	$(441)	$(256)	$(275)

Weighted Average Assumptions (1)
Discount rate	5.50%	6.25%	4.00%	4.75%	5.50%	6.25%
Rate of compensation increase	3.20%	4.20%	3.00%	3.20%	NA	NA

(1)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2010 and 2009.

The amounts in accumulated other comprehensive income on the consolidated statement of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2010 are as follows (in millions):

		Postretirement
	Pension	Health and Other
	Benefits	Benefits
Accumulated other comprehensive loss (income)
Net transition obligation	$3	$—
Net actuarial loss	1,339	22
Net prior service cost (credit)	3	(61)

Total	$1,345	$(39)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below (in millions):

		Postretirement
	Pension	Health and Other
	Benefits	Benefits
Amortization of:
Net actuarial loss	$71	$2
Net prior service cost (credit)	2	(17)

Total	$73	$(15)

The table that follows contains the components of net periodic benefit cost (in millions):

	Pension Benefits						Postretirement
	U.S. Plans			Non-U.S. Plans			Health and Other Benefits
Year ended September 30	2010	2009	2008	2010	2009	2008	2010	2009	2008
Components of Net
Periodic Benefit Cost:
Service cost	$67	$66	$79	$38	$32	$39	$4	$4	$5
Interest cost	152	159	140	68	65	73	14	18	17
Expected return on plan assets	(179)	(174)	(166)	(64)	(55)	(67)	—	—	—
Amortization of net actuarial loss (gain)	28	4	6	11	3	6	—	(3)	(2)
Amortization of prior service cost (credit)	1	1	2	—	—	—	(17)	(7)	(7)
Special termination benefits	—	—	—	—	1	2	—	—	—
Curtailment loss (gain)	—	4	4	(1)	(2)	—	—	—	—
Settlement loss	—	—	—	2	—	—	—	—	—
Divestures gain	—	—	—	—	(1)	—	—	—	—
Currency translation adjustment	—	—	—	2	—	(2)	—	—	—

Net periodic benefit cost	$69	$60	$65	$56	$43	$51	$1	$12	$13

Expense Assumptions:
Discount rate	6.25%	7.50%	6.50%	4.75%	5.50%	4.90%	6.25%	7.50%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%	6.00%	6.00%	6.10%	NA	NA	NA
Rate of compensation increase	4.20%	4.20%	4.30%	3.20%	3.00%	3.00%	NA	NA	NA

16.	RESTRUCTURING COSTS
To better align the Company’s cost structure with global automotive market conditions, the Company committed to a restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge related to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and included workforce reductions and plant consolidations. The Company expects to substantially complete the 2009 Plan by the end of 2011. The automotive-related restructuring actions targeted excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring actions in building efficiency were primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels.
Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience — Europe of approximately $70 million, of which $42 million was identified in the current fiscal year, due to favorable severance negotiations and the decision to not close previously planned plants in response to increased customer demand. The underspend of the initial 2009 Plan reserves is committed to be utilized for additional costs to be incurred as part of power solutions, automotive experience — Europe and automotive experience — North America’s additional cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.
The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Fixed Asset		Currency
	Benefits	Impairment	Other	Translation	Total
Original reserve	$182	$46	$2	$—	$230
Noncash adjustment — underspend	(28)	—	—	—	(28)
Noncash adjustment — revised actions	28	—	—	—	28
Utilized — cash	(42)	—	—	—	(42)
Utilized — noncash	—	(46)	—	8	(38)

Balance at September 30, 2009	$140	$—	$2	$8	$150
Noncash adjustment — underspend	(42)	—	—	—	(42)
Noncash adjustment — revised actions	20	—	—	—	20
Utilized — cash	(64)	—	—	—	(64)
Utilized — noncash	—	—	(2)	(6)	(8)

Balance at September 30, 2010	$54	$—	$—	$2	$56

To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge related to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and included workforce reductions and plant consolidations. The Company expects to substantially complete the 2008 Plan by the end of 2011. The automotive-related restructuring was in response to the fundamentals of the European and North American automotive markets. The actions targeted reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially in Europe. The restructuring actions in building efficiency were primarily in Europe where the Company centralized certain functions and rebalanced its resources to target the geographic markets with the greatest potential growth. Power solutions actions focused on optimizing its regional manufacturing capacity.
Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for building efficiency — Europe and automotive experience — Europe of approximately $95 million, of which $32 million was identified in the current fiscal year, due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan is committed to be utilized for similar additional restructuring actions. The underspend experienced by building efficiency — Europe is committed to be utilized for workforce reductions and plant consolidations in building efficiency — Europe. The underspend experienced by automotive experience — Europe is committed to be utilized for additional plant consolidations for automotive experience — North America and workforce reductions in building efficiency — Europe. Also, in the fourth quarter of fiscal 2010, the Company sold one plant in automotive experience — North America it had planned to close as a part of the 2008 Plan. The loss on the sale of the plant of $12 million was offset by a decrease in the Company’s restructuring reserve for employee severance and termination benefits related to the planned workforce reductions which will no longer occur. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.
The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Fixed Asset		Currency
	Benefits	Impairment	Other	Translation	Total
Balance at September 30, 2008	$435	$—	$9	$—	$444
Noncash adjustment — underspend	(63)	—	—	—	(63)
Noncash adjustment — revised actions	63	—	—	—	63
Utilized — cash	(220)	—	—	—	(220)
Utilized — noncash	—	—	(9)	(18)	(27)

Balance at September 30, 2009	$215	$—	$—	$(18)	$197
Noncash adjustment — underspend	(32)	—	—	—	(32)
Noncash adjustment — revised actions	23	19	12	—	54
Utilized — cash	(98)	—	—	—	(98)
Utilized — noncash	—	(19)	(12)	(10)	(41)

Balance at September 30, 2010	$108	$—	$—	$(28)	$80

The 2008 and 2009 Plans included workforce reductions of approximately 20,400 employees (9,500 for automotive experience — North America, 5,200 for automotive experience — Europe, 1,100 for automotive experience — Asia, 400 for building efficiency — North America, 2,700 for building efficiency — Europe, 700 for building efficiency — rest of world, and 800 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2010, approximately 16,400 of the employees have been separated from the Company pursuant to the 2008 and 2009 Plans. In addition, the 2008 and 2009 Plans included 33 plant closures (14 for automotive experience — North America, 11 for automotive experience — Europe, 3 for automotive experience — Asia, 1 for building efficiency — North America, 1 for building efficiency — rest of world, and 3 for power solutions). As of September 30, 2010, 23 of the 33 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
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

In the fourth quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the planned relocation of a plant in Japan in the automotive experience Asia segment. As a result, the Company reviewed its long-lived assets for impairment and recorded an $11 million impairment charge within cost of sales in the fourth quarter of fiscal 2010 related to the Asia automotive experience segment. The impairment was measured under a market approach utilizing an appraisal. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”

At September 30, 2010, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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

In the second quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to planned plant closures for the North America automotive experience segment. These closures are a result of the Company’s revised restructuring actions to the 2008 Plan. Refer to Note 16, “Restructuring Costs,” to the accompanying financial statements for further information regarding the 2008 Plan. As a result, the Company reviewed its long-lived assets for impairment and recorded a $19 million impairment charge in the second quarter of fiscal 2010 related to the North America automotive experience segment. This impairment charge was offset by a decrease in the Company’s restructuring reserve related to the 2008 Plan due to lower employee severance and termination benefit cash payments than previously expected, as discussed further in Note 16. The impairment was measured under an income approach utilizing forecasted discounted cash flows for fiscal 2010 through 2014 to determine the fair value of the impaired assets. This method is consistent with the method the Company has employed in prior periods to value other long-lived assets. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”

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

In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the North America automotive experience segment, $16 million related to the Asia automotive experience segment and $5 million related to the Europe automotive experience segment. Refer to Note 16, “Restructuring Costs,” to the accompanying financial statements for further information regarding the 2009 restructuring plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the Europe automotive experience segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the Europe automotive experience segment for impairment and determined no additional impairment existed.

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

At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which had significantly impacted the financial results of the equity investment. The Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for the building efficiency North America unitary products segment in the first quarter of fiscal 2009. The U.S. Air investment balance included in the consolidated statement of financial position at September 30, 2010 was $53 million. The Company does not anticipate future impairment of this investment as, based on its current forecasts, a further decline in value that is other than temporary is not considered reasonably likely to occur.
18.	INCOME TAXES
The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2010	2009	2008
Tax expense (benefit) at federal statutory rate	$617	$(111)	$463
State income taxes, net of federal benefit	28	(15)	27
Foreign income tax expense at different rates and foreign losses without tax benefits	(330)	(92)	(148)
U.S. tax on foreign income	(3)	81	(19)
Reserve and valuation allowance adjustments	(138)	180	—
Medicare Part D	16	—	—
Credits	(3)	(11)	(16)
Other	10	—	14

Provision for income taxes	$197	$32	$321

The Company’s base effective income tax rate for continuing operations for fiscal years 2010, 2009 and 2008 was 18.1%, 22.7% and 21.0%, respectively. The rate remained below the U.S. statutory rate due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate. The Company’s base effective tax rates were further adjusted as a result of the following discrete items (in millions):

	Year Ended September 30,
	2010	2009	2008
Federal, state and foreign income tax expense at base effective income tax rate	$319	$(72)	$278

Restructuring charges	—	8	43
Impairment charges	—	26	—
Debt conversion costs	—	(15)	—
Valuation allowance adjustments	(111)	252
Uncertain tax position adjustments	(27)	(72)	—
Change in tax status of foreign subsidiary	—	(89)	—
Interest refund	—	(6)	—
Medicare Part D	16	—	—

Provision for income taxes	$197	$32	$321

Restructuring Charge
In the second quarter of fiscal year 2009, the Company recorded a $27 million discrete period tax adjustment related to the second quarter 2009 restructuring costs using a blended statutory tax rate of 19.2%. Due to the tax rate change in the third quarter of fiscal 2009, the discrete period tax adjustment decreased by $19 million for a total tax adjustment of $8 million.
In the fourth quarter of fiscal 2008, the Company recorded a $43 million discrete period tax adjustment related to the fourth quarter 2008 restructuring charge using a blended effective tax rate of 12.4%.
Impairment Charges
In the first quarter of fiscal 2009, the Company recorded a $30 million discrete period tax adjustment related to first quarter 2009 impairment costs using a blended statutory tax rate of 12.6%. Due to the change in the base effective tax rate in fiscal 2009, the discrete period tax adjustment decreased by $4 million for a total tax adjustment of $26 million.
Debt Conversion Costs
In the fourth quarter of fiscal 2009, the Company recorded a $15 million discrete period tax adjustment related to debt conversion costs using an effective tax rate of 36.5%.
Valuation Allowances
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
In fiscal 2010, the Company recorded an overall decrease to its valuation allowances of $87 million. This was comprised of a $111 million decrease in income tax expense with the remaining amount impacting the consolidated statement of financial position.
In the fourth quarter of fiscal 2010, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets primarily within

Mexico would be utilized. Therefore, the Company released $39 million of valuation allowances in the three month period ended September 30, 2010. Further, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in selected entities in Europe. Therefore, the Company recorded $14 million of valuation allowances in the three month period ended September 30, 2010. To the extent the Company improves its underlying operating results in these entities, these valuation allowances, or a portion thereof, could be reversed in future periods.
In the third quarter of fiscal 2010, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Slovakia automotive entity would be utilized. Therefore, the Company released $13 million of valuation allowances in the three month period ended June 30, 2010.
In the first quarter of fiscal 2010, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Brazil automotive entity would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.
In the fourth quarter of fiscal 2010, the Company increased the valuation allowances by $20 million, which was substantially offset by a decrease in its reserves for uncertain tax positions in a similar amount. These adjustments were based on a review of tax return filing positions taken in these jurisdictions and the established reserves.
In fiscal 2009, the Company recorded an overall increase to its valuation allowances by $245 million. This was comprised of a $252 million increase in income tax expense with the remaining amount impacting the consolidated statement of financial position.
In the third quarter of fiscal 2009, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Brazil power solutions entity would be utilized. Therefore, the Company released $10 million of valuation allowances in the three month period ended June 30, 2009. This was comprised of a $3 million decrease in income tax expense with the remaining amount impacting the consolidated statement of financial position because it related to acquired net operating losses.
In the second quarter of fiscal 2009, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss would be utilized. Therefore, the Company released $45 million of valuation allowances in the three month period ended March 31, 2009.
In the first quarter of fiscal 2009, as a result of the rapid deterioration in the economic environment, several jurisdictions incurred unexpected losses in the first quarter that resulted in cumulative losses over the prior three years. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including France, Mexico, Spain and the United Kingdom. Therefore, the Company recorded $300 million of valuation allowances in the three month period ended December 31, 2008. To the extent the Company improves its underlying operating results in these jurisdictions, these valuation allowances, or a portion thereof, could be reversed in future periods.
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
At September 30, 2010, the Company had gross tax effected unrecognized tax benefits of $1,262 million of which $1,063 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2010 was approximately $68 million (net of tax benefit).
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended	Year Ended	Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
(in millions of dollars)
Beginning balance, September 30	$1,049	$814	$616
Additions for tax positions related to the current year	253	236	186
Additions for tax positions of prior years	257	65	21
Reductions for tax positions of prior years	(158)	(29)	(9)
Settlements	(109)	(37)	—
Statute closings	(30)	—	—

Ending balance, September 30	$1,262	$1,049	$814

The Company is regularly under audit by tax authorities, including major jurisdictions noted below:

Tax	Statute of
Jurisdiction	Limitations
Austria	5 years
Belgium	3 years
Brazil	5 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Spain	4 years
United Kingdom	6 years
United States — Federal	3 years
United States — State	3 to 5 years
In the U.S., the fiscal years 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2003 — 2005
Brazil	2005 — 2008
France	2002 — 2009
Germany	2001 — 2007
Italy	2005 — 2007
Mexico	2003 — 2004
Spain	2006 — 2008
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
As a result of certain events related to prior year tax planning initiatives during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties.
In the fourth quarter of fiscal 2010, the Company decreased its reserves for uncertain tax positions by $20 million, which was substantially offset by an increase in its valuation allowances in a similar amount. These adjustments were based on a review of tax filing positions taken in jurisdictions with valuation allowances as indicated above.
As a result of certain events in various jurisdictions during the fourth quarter of fiscal year 2009, including the settlement of the fiscal 2002 through fiscal 2003 U.S. federal tax examinations, the Company decreased its total reserve for uncertain tax positions by $32 million. This was comprised of a $55 million decrease to tax expense and a $23 million increase to goodwill.
As a result of various entities exiting business in certain jurisdictions and certain events related to prior tax planning initiatives during the third quarter of fiscal 2009, the Company reduced the reserve for uncertain tax positions by $33 million. This was comprised of a $17 million decrease to tax expense and a $16 million decrease to goodwill.
Change in Tax Status
In the fourth quarter of fiscal 2009, the Company recorded $84 million in discrete period tax benefits related to a change in tax status of a U.S. and a U.K. subsidiary. This is comprised of a $59 million tax expense benefit and a $25 million decrease to goodwill. In the second quarter of fiscal 2009, the Company recorded a $30 million discrete period tax benefit related to a change in tax status of a French subsidiary.
The changes in tax status resulted from voluntary tax elections that produced deemed liquidations for U.S. federal income tax purposes. The Company received tax benefits in the U.S. for the losses from the decrease in value as compared to the original tax basis of its investments. These elections changed, for U.S. federal income tax purposes, the tax status of these entities and are reported as a discrete period tax benefit in accordance with the provision of ASC 740.
Interest Refund Claim
In the second quarter of fiscal 2009, the Company filed a claim for refund with the Internal Revenue Service related to interest computations of prior tax payments and refunds. The refund claim resulted in a tax provision decrease of $6 million.
Impacts of Tax Legislation and Change in Statutory Tax Rates
On March 23, 2010, the U.S. President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR3590). Included among the major provisions of the law is a change in the tax treatment of a portion of Medicare Part D medical payments. The Company recorded a noncash tax charge of approximately $18 million in the second quarter of fiscal year 2010 to reflect the impact of this change. In the fourth quarter of fiscal 2010, the amount decreased by $2 million resulting in an overall impact of $16 million.
During the fiscal year ended September 30, 2010, tax legislation was adopted in various jurisdictions. None of these changes are expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
In fiscal 2009, the Company obtained High Tech Enterprise status from the Chinese Tax Bureaus for various Chinese subsidiaries. This status allows the entities to benefit from a 15% tax rate.
In February 2009, Wisconsin enacted numerous changes to Wisconsin income tax law as part of the Budget Stimulus and Repair Bill, Wisconsin Act 2. These changes are effective in the Company’s tax year ended September 30, 2010. The major changes included an adoption of corporate unitary combined reporting and an expansion of the related entity expense add back provisions. These Wisconsin tax law changes did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
In December 2007, Canada enacted a new tax law which effectively reduced the income tax rates from 35% to 32%. A Business Flat Tax (IETU) was enacted on October 1, 2007 in Mexico that provides for a tax rate of 17% on a modified tax base with a credit for corporate income tax paid. On December 28, 2007, Italy enacted reductions in regional taxes from 4.25% to 3.9% effective January 1, 2008. These tax law changes did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
Continuing Operations
Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2010	2009	2008
Current
Federal	$112	$53	$136
State	29	6	26
Foreign	141	(33)	199

	282	26	361

Deferred
Federal	145	(276)	13
State	2	(11)	9
Foreign	(232)	293	(62)

	(85)	6	(40)

Provision for income taxes	$197	$32	$321

Consolidated domestic income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2010, 2009 and 2008 was income of $666 million, loss of $263 million and income of $897 million, respectively. Consolidated non-U.S. income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2010, 2009 and 2008 was income of $1,097 million, loss of $55 million and income of $426 million, respectively.
Income taxes paid for the fiscal years ended September 30, 2010, 2009 and 2008 were $535 million, $326 million and $317 million, respectively.
The Company has not provided additional U.S. income taxes on approximately $4.5 billion of undistributed earnings of consolidated non-U.S. subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.
Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2010	2009
Other current assets	$533	$469
Other noncurrent assets	1,436	1,252
Other current liabilities	(1)	(1)
Other noncurrent liabilities	(112)	(66)

Net deferred tax asset	$1,856	$1,654

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2010	2009
Deferred tax assets
Accrued expenses and reserves	$821	$700
Employee and retiree benefits	333	494
Net operating loss and other credit carryforwards	1,731	1,549
Research and development	128	147

	3,013	2,890
Valuation allowances	(739)	(816)

	2,274	2,074

Deferred tax liabilities
Property, plant and equipment	40	63
Intangible assets	330	310
Other	48	47

	418	420

Net deferred tax asset	$1,856	$1,654

At September 30, 2010, the Company had available net operating loss carry forwards of approximately $3.4 billion, of which $1.1 billion will expire at various dates between 2011 and 2030, and the remainder has an indefinite carryforward period. The valuation allowance, generally, is for loss carry forwards for which utilization is uncertain because it is unlikely that the losses will be utilized given the lack of sustained profitability and/or limited carryforward periods in certain countries.
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
Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, debt conversion costs and restructuring costs. General Corporate and other overhead expenses are allocated to business segments in determining segment income. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2010	2009	2008
Net Sales
Building efficiency
North America systems	$2,142	$2,222	$2,282
North America service	2,127	2,168	2,409
North America unitary products	787	684	810
Global workplace solutions	3,288	2,832	3,197
Europe	1,897	2,140	2,710
Rest of world	2,561	2,447	2,713

	12,802	12,493	14,121

Automotive experience
North America	6,765	4,631	6,723
Europe	8,019	6,287	9,854
Asia	1,826	1,098	1,514

	16,610	12,016	18,091

Power solutions	4,893	3,988	5,850

Total net sales	$34,305	$28,497	$38,062

	Year Ended September 30,
	2010	2009	2008
Segment Income (Loss)
Building efficiency
North America systems	$262	$251	$256
North America service	103	204	224
North America unitary products (1)	58	(324)	2
Global workplace solutions (2)	54	45	59
Europe (3)	(7)	41	114
Rest of world (4)	203	180	302

	673	397	957

Automotive experience
North America (5)	379	(333)	79
Europe (6)	105	(212)	464
Asia (7)	107	4	36

	591	(541)	579

Power solutions (8)	669	406	541

Total segment income	$1,933	$262	$2,077

Net financing charges	(170)	(239)	(258)
Debt conversion costs	—	(111)	—
Restructuring costs	—	(230)	(495)

Income (loss) before income taxes	$1,763	$(318)	$1,324

	September 30,
	2010	2009	2008
Assets
Building efficiency
North America systems	$1,489	$1,447	$1,556
North America service	1,511	1,481	1,621
North America unitary products	1,082	1,014	1,336
Global workplace solutions	1,012	860	797
Europe	1,554	1,625	1,937
Rest of world	2,390	2,062	2,142

	9,038	8,489	9,389

Automotive experience
North America	3,392	3,259	3,781
Europe	5,390	5,386	5,130
Asia	1,345	1,087	980

	10,127	9,732	9,891

Power solutions	5,478	4,278	4,699

Unallocated	1,100	1,589	1,008

Total	$25,743	$24,088	$24,987

	Year Ended September 30,
	2010	2009	2008
Depreciation/Amortization
Building efficiency
North America systems	$24	$26	$20
North America service	23	19	13
North America unitary products	24	21	21
Global workplace solutions	16	13	13
Europe	21	22	21
Rest of world	30	33	25

	138	134	113

Automotive experience
North America	147	198	212
Europe	213	220	258
Asia	31	32	32

	391	450	502

Power solutions	162	161	168

Total	$691	$745	$783

	Year Ended September 30,
	2010	2009	2008
Capital Expenditures
Building efficiency
North America systems	$29	$16	$74
North America service	32	55	11
North America unitary products	5	13	28
Global workplace solutions	17	9	11
Europe	8	8	22
Rest of world	28	31	47

	119	132	193

Automotive experience
North America	123	104	143
Europe	225	235	292
Asia	38	30	27

	386	369	462

Power solutions	272	146	152

Total	$777	$647	$807

(1)	Building efficiency — North America unitary products segment income for the year ended September 30, 2008 excludes $5 million of restructuring costs. For the years ended September 30, 2010, 2009 and 2008, North America unitary products segment income includes ($7) million, ($160) million and ($9) million, respectively, of equity loss.

(2)	Building efficiency — Global workplace solutions segment income for the years ended September 30, 2009 and September 30, 2008 excludes $1 million and $11 million, respectively, of restructuring costs.

(3)	Building efficiency — Europe segment income for the years ended September 30, 2009 and September 30, 2008 excludes $15 million and $88 million, respectively, of restructuring costs. For the years ended September 30, 2010, 2009 and 2008, Europe segment income includes $3 million, $4 million and $5 million, respectively, of equity income.

(4)	Building efficiency — Rest of world segment income for the years ended September 30, 2009 and September 30, 2008 excludes $8 million and $5 million, respectively, of restructuring costs. For the years ended September 30, 2010, 2009 and 2008, rest of world segment income includes $8 million, $4 million and $7 million, respectively, of equity income.

(5)	Automotive experience — North America segment income for the years ended September 30, 2009 and September 30, 2008 excludes $47 million and $102 million, respectively, of restructuring costs. For the years ended September 30, 2010, 2009 and 2008, North America segment income includes $14 million, ($14) million and $27 million, respectively, of equity income (loss).

(6)	Automotive experience — Europe segment income for the years ended September 30, 2009 and September 30, 2008 excludes $86 million and $208 million, respectively, of restructuring costs. For the years ended September 30, 2010, 2009 and 2008, Europe segment income includes $7 million, ($3) million and $9 million, respectively, of equity income (loss).

(7)	Automotive experience — Asia segment income for the years ended September 30, 2009 and September 30, 2008 excludes $23 million and $4 million, respectively, of restructuring costs. For the years ended September 30, 2010, 2009 and 2008, Asia segment income includes $132 million, $70 million and $52 million, respectively, of equity income.

(8)	Power solutions segment income for the years ended September 30, 2009 and September 30, 2008 excludes $50 million and $72 million, respectively, of restructuring costs. For the years ended September 30, 2010, 2009 and 2008, power solutions segment income includes $97 million, $22 million and $25 million, respectively, of equity income.
The Company has significant sales to the automotive industry. In fiscal years 2010, 2009 and 2008, no customer exceeded 10% of consolidated net sales.
Geographic Segments
Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2010	2009	2008
Net Sales
United States	$12,892	$11,099	$13,724
Germany	3,542	2,877	4,009
Mexico	1,428	952	1,514
Other European countries	8,338	7,330	11,118
Other foreign	8,105	6,239	7,697

Total	$34,305	$28,497	$38,062

Long-Lived Assets (Year-end)
United States	$1,573	$1,535	$1,675
Germany	388	438	607
Mexico	464	403	488
Other European countries	1,071	1,118	1,083
Other foreign	600	492	536

Total	$4,096	$3,986	$4,389

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

20.	COMMITMENTS AND CONTINGENCIES
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs totaled $47 million and $32 million at September 30, 2010 and 2009, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At September 30, 2010 and 2009, the Company recorded conditional asset retirement obligations of $84 million and $85 million, respectively.

The Company is involved in a number of product liability and various other casualty lawsuits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2010	2009	2008
Accounts Receivable — Allowance for Doubtful Accounts
Balance at beginning of period	$99	$87	$75
Provision charged to costs and expenses	42	51	52
Reserve adjustments	(24)	(11)	(26)
Accounts charged off	(25)	(28)	(15)
Acquisition of businesses	4	—	—
Currency translation	—	—	1

Balance at end of period	$96	$99	$87

Deferred Tax Assets — Valuation Allowance
Balance at beginning of period	$816	$373	$326
Allowance established for new operating and other loss carryforwards	70	531	110
Acquisition of businesses	—	(19)	(6)
Allowance reversed for loss carryforwards utilized and other adjustments	(147)	(69)	(57)

Balance at end of period	$739	$816	$373

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of September 30, 2010 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
Except as noted below, there has not been any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is undertaking the implementation of a global financial consolidations software system and is maintaining and monitoring appropriate internal controls during the implementation period. The Company believes that the internal control environment will be enhanced as a result of implementation, which is expected to be completed in the first half of fiscal 2011. No significant changes were made to the current system of internal control over financial reporting during the fiscal year ended September 30, 2010.
The Company is also undertaking the implementation of new enterprise resource planning systems in certain businesses over a period of several years. As the phased roll-out occurs, we may experience changes in internal control over financial reporting. No significant changes were made to the current system of internal control over financial reporting during the fiscal year ended September 30, 2010.
ITEM 9B OTHER INFORMATION
None.
PART III
The information required by Part III, Items 10, 11, 13 and 14, and certain of the information required by Item 12, is incorporated herein by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders (fiscal 2010 Proxy Statement), dated and to be filed with the SEC on or about December 10, 2010, as follows:
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the sections entitled “Proposal One: Election of Directors,” “Q: Where can I find Corporate Governance materials for Johnson Controls?,” “Board Information,” “Audit Committee Report,” and “Beneficial Ownership Reporting Compliance — Section 16(a),” of the fiscal 2010 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.
ITEM 11 EXECUTIVE COMPENSATION
Incorporated by reference to the sections entitled “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation during Fiscal Year 2010,” “Potential Payments and Benefits Upon Termination or Change of Control,” “Board Information,” and “Shareholder Information Summary” of the fiscal 2010 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to sections entitled “Johnson Controls Share Ownership” and “Schedule 13D and Schedule 13G Filings” of the fiscal 2010 Proxy Statement.

The following table provides information about the Company’s equity compensation plans as of September 30, 2010:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category
Equity compensation plans approved by shareholders	35,158,109	$24.17	26,513,592
Equity compensation plans not approved by shareholders	—	—	—

Total	35,158,109	$24.17	26,513,592

(c)	Includes shares of Common Stock that remain available for grant under Company Plans as follows: 25,336,562 shares under the 2007 Stock Option Plan, 1,020,545 shares under the 2001 Restricted Stock Plan, as amended, and 156,485 shares under the 2003 Stock Plan for Outside Directors, as amended and restated.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to sections entitled “Board Information — Related Person Transactions” and “Board Information — Board Independence” of the fiscal 2010 Proxy Statement.
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the Audit Committee Report, section entitled “Relationship with Independent Auditors,” of the fiscal 2010 Proxy Statement.

PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in
Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	53

Consolidated Statements of Income for the years ended September 30, 2010, 2009 and 2008	55

Consolidated Statements of Financial Position at September 30, 2010 and 2009	56

Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008	57

Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. for the years ended September 30, 2010, 2009 and 2008	58

Notes to Consolidated Financial Statements	59

(2) Financial Statement Schedule

For the years ended September 30, 2010, 2009 and 2008:

Schedule II — Valuation and Qualifying Accounts	105

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 110 through 113 filed herewith.
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
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

Date: November 23, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 23, 2010, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Stephen A. Roell Stephen A. Roell	/s/ R. Bruce McDonald R. Bruce McDonald
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/s/ Brian J. Stief Brian J. Stief	/s/ Dennis W. Archer Dennis W. Archer
Vice President and Corporate Controller (Principal Accounting Officer)	Director

/s/ David Abney David Abney	/s/ Robert L. Barnett Robert L. Barnett
Director	Director

/s/ Natalie A. Black Natalie A. Black	/s/ Robert A. Cornog Robert A. Cornog
Director	Director

/s/ Richard Goodman Richard Goodman	/s/ Jeffrey A. Joerres Jeffrey A. Joerres
Director	Director

/s/ William H. Lacy William H. Lacy	/s/ Southwood J. Morcott Southwood J. Morcott
Director	Director

/s/ Eugenio Clariond Reyes-Retana Eugenio Clariond Reyes-Retana
Director

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

3.(i)	Restated Articles of Incorporation of Johnson Controls, Inc., as amended through July 25, 2007 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc. Current Report on Form 8-K dated July 31, 2007) (Commission File No. 1-5097).

3.(ii)	By-laws of Johnson Controls, Inc., as amended November 19, 2008, and effective December 31, 2008 (incorporated by reference to Exhibit 3.ii to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991) (Commission File No. 1-5097).

4.D	Indenture for debt securities dated January 17, 2006 between Johnson Controls, Inc. and US Bank N.A. as successor trustee to JP Morgan Chase (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Registration Statement on Form S-3ASR [Reg. No. 333-130714]).

4.E	Amended and restated Credit Agreement, dated December 5, 2006, among Johnson Controls, Inc., the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 4.E to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).

4.F	Supplemental Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.G	Subordinated Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.H	Supplemental Indenture No. 1, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.I	Purchase Contract and Pledge Agreement, dated March 16, 2009, among Johnson Controls, Inc., U.S. Bank National Association, as Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.4 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.J	Form of Remarketing Agreement among Johnson Controls, Inc., U.S. Bank National Corporation, as the Reset Agent and the Remarketing Agent and U.S. Bank National Corporation, as the Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

4.K	Form of Corporate Unit (incorporated by reference to Exhibit 4.6 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.L	Form of Treasury Unit (incorporated by reference to Exhibit 4.7 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.M	Form of Subordinated Note (incorporated by reference to Exhibit 4.8 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.N	Officer’s Certificate, date March 9, 2010 creating 5.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Current Report on Form 8-K dated March 9, 2010) (Commission File No. 1-5907).

10.A	Johnson Controls, Inc. 1992 Stock Option Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.A to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.B	Johnson Controls, Inc. Common Stock Purchase Plan for Executives as amended November 17, 2004 and effective December 1, 2004 (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2004) (Commission File No. 1-5097).**

10.C	Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors, as amended and restated effective November 18, 2009 (incorporated by reference to Exhibit 10.C to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.D	Johnson Controls, Inc. Executive Survivor Benefits Plan, as amended and restated effective September 15, 2009 (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.E	Form of employment agreement between Johnson Controls, Inc. and all elected officers remains effective for those officers employed before September 15, 2009, as amended and restated January 1, 2008 (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.F	Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives hired between September 15, 2009 and July 28, 2010, as amended and restated effective September 15, 2009, filed herewith .**

10.G	Form of indemnity agreement effective October 16, 2006, between Johnson Controls, Inc. and each of the directors and elected officers, (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.H	Johnson Controls, Inc. Director Share Unit Plan, as amended and restated effective September 1, 2009 (incorporated by reference to Exhibit 10.H to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.I	Johnson Controls, Inc. 2000 Stock Option Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

10.J	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended through October 1, 2001, as in use through March 20, 2006 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated November 17, 2004) (Commission File No. 1-5097).**

10.K	Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective March 23, 2010 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010) (Commission File No. 1-5097).**

10.L	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended March 21, 2006, as in effect since August 1, 2006 (incorporated by reference to Exhibit 10.R to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.M	Johnson Controls, Inc. Executive Deferred Compensation Plan, as amended and restated effective March 23, 2010 (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010) (Commission File No. 1-5097) .**

10.N	Johnson Controls, Inc. 2003 Stock Plan for Outside Directors, as amended September 1, 2009 (incorporated by reference to Exhibit 10.N to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.O	Johnson Controls, Inc. Annual Incentive Performance Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.W to Johnson Controls, Inc. Annual Report Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.P	Johnson Controls, Inc. Retirement Restoration Plan, as amended and restated effective November 17, 2009 (incorporated by reference to Exhibit 10.P to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.Q	Compensation Summary for Non-Employee Directors as amended and restated effective October 1, 2009 (incorporated by reference to Exhibit 10.Q to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.R	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, for grants made on January 3, 2006,(incorporated by reference to Exhibit 10.BB to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.S	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended September 16, 2006, as in effect since October 2, 2006 (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.T	Johnson Controls, Inc. Long Term Incentive Performance Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.BB to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.U	Johnson Controls, Inc. 2007 Stock Option Plan, amended as of September 14, 2007, (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

10.V	Form of stock option award agreement for Johnson Controls, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated March 21, 2007) (Commission File No. 1-5097).**

10.W	Supplemental Agreement to the Employment Contract between the Company and Dr. Beda Bolzenius dates August 25, 2008 (incorporated by reference to Exhibit 10.EE to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.X	Johnson Controls, Inc. Executive Compensation Incentive Recoupment Policy effective September 15, 2009 (incorporated by reference to Exhibit 10.X to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097) .**

10.Y	Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives hired after July 28, 2010, as amended and restated July 28, 2010 (incorporated by reference to Exhibit 10.Y to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010) (Commission File No. 1-5097).**

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm dated November 23, 2010, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	The following materials from Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language):
(i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. and (v) Notes to Consolidated Financial Statements, furnished herewith.

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