Form 10-Q
period 2010-12-31
JOHNSON CONTROLS INC
filed 2011-01-31
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2010
Common Stock: $0.01 7/18 par value per share	677,346,824

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Financial Position at December 31, 2010, September 30, 2010 and December 31, 2009	3
Consolidated Statements of Income for the Three Month Periods Ended December 31, 2010 and 2009	4
Consolidated Statements of Cash Flows for the Three Month Periods Ended December 31, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements	6
Report of Independent Registered Public Accounting Firm	29
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40
Part II. Other Information
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6. Exhibits	43
Signatures	44
EX-4.E
EX-12
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	December 31,	September 30,	December 31,
	2010	2010	2009
Assets

Cash and cash equivalents	$321	$560	$791
Accounts receivable — net	6,142	6,095	5,154
Inventories	1,939	1,786	1,571
Other current assets	2,313	2,211	2,160

Current assets	10,715	10,652	9,676

Property, plant and equipment — net	4,215	4,096	3,918
Goodwill	6,523	6,501	6,506
Other intangible assets — net	751	741	735
Investments in partially-owned affiliates	766	728	760
Other noncurrent assets	3,023	3,025	2,210

Total assets	$25,993	$25,743	$23,805

Liabilities and Equity

Short-term debt	$187	$75	$361
Current portion of long-term debt	663	662	6
Accounts payable	5,340	5,426	4,504
Accrued compensation and benefits	956	1,122	853
Other current liabilities	2,643	2,625	2,663

Current liabilities	9,789	9,910	8,387

Long-term debt	2,684	2,652	3,077
Postretirement health and other benefits	234	235	209
Other noncurrent liabilities	2,534	2,573	2,576

Long-term liabilities	5,452	5,460	5,862

Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	204	196	155

Shareholders’ equity attributable to Johnson Controls, Inc.	10,431	10,071	9,317
Noncontrolling interests	117	106	84

Total equity	10,548	10,177	9,401

Total liabilities and equity	$25,993	$25,743	$23,805

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended
	December 31,
	2010	2009
Net sales
Products and systems*	$7,595	$6,676
Services*	1,942	1,732

	9,537	8,408
Cost of sales
Products and systems*	6,528	5,756
Services*	1,595	1,416

	8,123	7,172

Gross profit	1,414	1,236

Selling, general and administrative expenses	(947)	(883)
Net financing charges	(35)	(35)
Equity income	66	53

Income before income taxes	498	371

Provision for income taxes	95	5

Net income	403	366

Income attributable to noncontrolling interests	28	16

Net income attributable to Johnson Controls, Inc.	$375	$350

Earnings per share
Basic	$0.56	$0.52
Diluted	$0.55	$0.52

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended
	December 31,
	2010	2009
Operating Activities
Net income attributable to Johnson Controls, Inc.	$375	$350
Income attributable to noncontrolling interests	28	16

Net income	403	366

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	158	169
Amortization of intangibles	11	11
Equity in earnings of partially-owned affiliates, net of dividends received	(22)	(12)
Deferred income taxes	—	(62)
Equity-based compensation	22	20
Other	7	9
Changes in working capital, excluding acquisitions:
Accounts receivable	47	352
Inventories	(99)	(56)
Other current assets	(48)	(87)
Restructuring reserves	(30)	(58)
Accounts payable and accrued liabilities	(280)	143
Accrued income taxes	(63)	13

Cash provided by operating activities	106	808

Investing Activities
Capital expenditures	(260)	(177)
Sale of property, plant and equipment	11	19
Acquisition of businesses, net of cash acquired	(95)	—
Recoverable customer engineering expenditures	(13)	(22)
Changes in long-term investments	(12)	(5)

Cash used by investing activities	(369)	(185)

Financing Activities
Increase (decrease) in short-term debt — net	102	(284)
Increase in long-term debt	3	—
Repayment of long-term debt	(92)	(240)
Payment of cash dividends	(87)	(77)
Proceeds from the exercise of stock options	61	13
Settlement of interest rate swaps	24	—
Other	(5)	(13)

Cash provided (used) by financing activities	6	(601)

Effect of exchange rate changes on cash and cash equivalents	18	8

Increase (decrease) in cash and cash equivalents	$(239)	$30

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
1.	Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the three month period ended December 31, 2010 are not necessarily indicative of results for the Company’s 2011 fiscal year because of seasonal and other factors.

Certain amounts as of December 31, 2009 have been revised to conform to the current year’s presentation. Redeemable noncontrolling interests are classified as mezzanine equity (temporary equity) in the condensed consolidated statement of financial position. Refer to Note 14, “Equity and Noncontrolling Interests,” to the financial statements for further information. Certain amounts for the three month period ended December 31, 2009 included within the financing activities section of the consolidated statement of cash flows have been reclassified for comparative purposes. Also, during the three month period ended December 31, 2010, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 18, “Segment Information,” to the financial statements for further information.

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

On October 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the consolidation guidance applicable to variable interest entities (“VIE’s”) and requires additional disclosures concerning an enterprise’s continuing involvement with VIE’s. Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation,” the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the Company first determines if the entity is a VIE. An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE. The Company evaluated the impact of this guidance and determined that the adoption did not result in consolidation of additional entities or deconsolidation of existing VIE’s. As such, the adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations, and appropriate disclosures have been included herein.

Consolidated VIE’s

Based upon the criteria set forth in ASC 810, the Company has determined that for the reporting periods ended December 31, 2010, September 30, 2010 and December 31, 2009 it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships. These two VIE’s

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
manufacture products in North America for the automotive industry. The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s condensed consolidated statements of financial position for the consolidated VIE’s are as follows (in millions):

	December 31,	September 30,	December 31,
	2010	2010	2009
Current assets	$167	$215	$112
Noncurrent assets	64	69	98

Total assets	$231	$284	$210

Current liabilities	$137	$174	$94
Noncurrent liabilities	—	—	—

Total liabilities	$137	$174	$94

Nonconsolidated VIE’s

Based upon the criteria set forth in ASC 810, the Company has determined that it holds a variable interest in an equity method investee that was considered thinly capitalized at the time of its initial investment. The entity has been primarily financed with third party debt. The Company is not the primary beneficiary as the Company cannot make key operating decisions considered to be most significant to the VIE. Therefore, the entity is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the condensed consolidated statement of financial position at December 31, 2010 was $42 million, which represents the Company’s maximum exposure to loss. The investment balance as of September 30, 2010 and December 31, 2009, was $41 million and $40 million, respectively. Current liabilities due to the VIE are immaterial and represent normal course of business trade payables for all presented periods. The owners of the remaining interest in the VIE may provide notice as early as February 2011 of their intention to put their interest to the Company. The Company has twelve months to set the date of the put once notice has been received. The value of the put would be at a price that approximates fair value. Additionally, the Company consumes a significant amount of the investee’s manufacturing output.

The Company did not have a significant variable interest in any other unconsolidated VIE’s for the presented reporting periods.
2.	New Accounting Standards
In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement was effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 1, “Financial Statements,” to the financial statements for further discussion.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance eliminates the use of the residual method allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The amendments in this ASU also expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company adopted ASU No. 2009-13 on October 1, 2010. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial condition and results of operations, and appropriate disclosures have been included herein.

The Company’s building efficiency business sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. In order to estimate relative selling price, market data and transfer price studies are utilized. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period. As each deliverable had a determinable relative selling price and the residual method was not previously utilized by the Company, there were no changes in units of accounting, the allocation process, or the pattern and timing of revenue recognition upon adoption of ASU 2009-13. Furthermore, adoption of this ASU is not expected to have a material effect on the consolidated financial condition or results of operations in subsequent periods.
3.	Acquisition of Businesses
In the first quarter of fiscal 2011, the Company completed two acquisitions for a combined purchase price, net of cash acquired, of $95 million, all of which was paid in the three months ended December 31, 2010. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $39 million. The purchase price allocation will be subsequently adjusted to reflect final valuation studies. The Company also announced the acquisitions of Hammerstein and Keiper/Recaro in the automotive experience business that are expected to close in the second and third quarters of fiscal 2011, respectively, for an estimated aggregate net purchase price of $950 million.

In the first quarter of fiscal 2010, the Company made no acquisitions.
4.	Percentage-of-Completion Contracts
The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable — net related to these contracts were $734 million, $683 million and $588 million at December 31, 2010, September 30, 2010, and December 31, 2009, respectively. Amounts included within other current liabilities were $719 million, $639 million and $636 million at December 31, 2010, September 30, 2010, and December 31, 2009, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
5.	Inventories
Inventories consisted of the following (in millions):

	December 31,	September 30,	December 31,
	2010	2010	2009
Raw materials and supplies	$985	$899	$749
Work-in-process	274	278	223
Finished goods	814	743	689

FIFO inventories	2,073	1,920	1,661
LIFO reserve	(134)	(134)	(90)

Inventories	$1,939	$1,786	$1,571

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
6.	Goodwill and Other Intangible Assets
During the three month period ended December 31, 2010, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 18, “Segment Information,” to the financial statements for further information.

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the nine month period ended September 30, 2010 and the three month period ended December 31, 2010 were as follows (in millions):

			Currency
	December 31,	Business	Translation and	September 30,
	2009	Acquisitions	Other	2010
Building efficiency
North America systems	$525	$—	$(3)	$522
North America service	668	8	—	676
Global workplace solutions	174	—	3	177
Asia	369	—	10	379
Other	1,103	—	(18)	1,085
Automotive experience
North America	1,378	—	—	1,378
Europe	1,199	5	(64)	1,140
Asia	214	—	19	233
Power solutions	876	51	(16)	911

Total	$6,506	$64	$(69)	$6,501

			Currency
	September 30,	Business	Translation and	December 31,
	2010	Acquisitions	Other	2010
Building efficiency
North America systems	$522	$—	$(3)	$519
North America service	676	—	—	676
Global workplace solutions	177	—	1	178
Asia	379	—	6	385
Other	1,085	—	(2)	1,083
Automotive experience
North America	1,378	—	—	1,378
Europe	1,140	39	(20)	1,159
Asia	233	—	5	238
Power solutions	911	—	(4)	907

Total	$6,501	$39	$(17)	$6,523

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	December 31, 2010			September 30, 2010			December 31, 2009
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$275	$(195)	$80	$277	$(191)	$86	$307	$(196)	$111
Customer relationships	373	(73)	300	373	(70)	303	344	(58)	286
Miscellaneous	88	(32)	56	68	(31)	37	69	(28)	41

Total amortized intangible assets	736	(300)	436	718	(292)	426	720	(282)	438
Unamortized intangible assets
Trademarks	315	—	315	315	—	315	297	—	297

Total intangible assets	$1,051	$(300)	$751	$1,033	$(292)	$741	$1,017	$(282)	$735

Amortization of other intangible assets for each of the three month periods ended December 31, 2010 and 2009 was $11 million. Excluding the impact of current year acquisitions and any future acquisitions, the Company anticipates amortization for fiscal 2012, 2013, 2014, 2015 and 2016 will be approximately $37 million, $31 million, $30 million, $28 million and $25 million per year, respectively.
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

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended December 31, 2010 and 2009 were as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009
Balance at beginning of period	$337	$344
Accruals for warranties issued during the period	56	66
Accruals from acquisitions	—	—
Accruals related to pre-existing warranties (including changes in estimates)	2	—
Settlements made (in cash or in kind) during the period	(55)	(77)
Currency translation	(1)	—

Balance at end of period	$339	$333

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
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

Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience in Europe of approximately $70 million, all of which was identified prior to the current quarter, due to favorable severance negotiations and the decision to not close previously planned plants in response to increased customer demand. The underspend of the initial 2009 Plan reserves is committed to be utilized for additional costs to be incurred as part of power solutions and automotive experience Europe and North America’s additional cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Currency
	Benefits	Translation	Total
Balance at September 30, 2010	$54	$2	$56
Utilized - cash	(6)	—	(6)

Balance at December 31, 2010	$48	$2	$50

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

Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated in Europe for building efficiency and automotive experience of approximately $95 million, all of which was identified prior to the current quarter, due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan is committed to be utilized for similar additional restructuring actions. The underspend experienced by building efficiency in Europe is committed to be utilized by the same group for workforce reductions and plant

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
consolidations. The underspend experienced by automotive experience in Europe is committed to be utilized for additional plant consolidations for automotive experience in North America and workforce reductions for building efficiency in Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.

The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Currency
	Benefits	Translation	Total
Balance at September 30, 2010	$108	$(28)	$80
Utilized - cash	(24)	—	(24)
Utilized - noncash	—	(2)	(2)

Balance at December 31, 2010	$84	$(30)	$54

The 2008 and 2009 Plans included workforce reductions of approximately 20,400 employees (9,500 for automotive experience — North America, 5,200 for automotive experience — Europe, 1,100 for automotive experience — Asia, 2,900 for building efficiency — other, 700 for building efficiency — global workplace solutions, 200 for building efficiency — Asia and 800 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of December 31, 2010, approximately 16,900 of the employees have been separated from the Company pursuant to the 2008 and 2009 Plans. In addition, the 2008 and 2009 Plans included 33 plant closures (14 for automotive experience — North America, 11 for automotive experience — Europe, 3 for automotive experience — Asia, 2 for building efficiency — other and 3 for power solutions). As of December 31, 2010, 23 of the 33 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.

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
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $106 million and $87 million for the three months ended December 31, 2010 and 2009, respectively. These expenditures are net of customer reimbursements of $71 million and $86 million for the three months ended December 31, 2010 and 2009, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
10.	Income Taxes
The more significant components of the Company’s income tax provision for the three months ended December 31, 2010 and 2009 are as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009
Federal, state and foreign income tax expense at annual effective rate	$95	$67

Valuation allowance adjustment	—	(93)
Uncertain tax positions	—	31

Provision for income taxes	$95	$5

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2010, the Company’s estimated annual effective income tax rate from continuing operations is 19% versus the prior year rate of 18%.

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

It is reasonably possible that over the remainder of fiscal 2011, valuation allowances against deferred tax assets in certain jurisdictions of up to $100 million may be released.

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

Uncertain Tax Positions

At September 30, 2010, the Company had gross tax effected unrecognized tax benefits of $1,262 million of which $1,063 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2010 was approximately $68 million (net of tax benefit). The net change in interest and penalties during the three months ended December 31, 2010 was immaterial, and for the same period in fiscal 2010 was $35 million, including $9 million of quarterly interest expense on existing uncertain tax positions and $26 million related to the events described below. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As a result of certain recent events related to prior year tax planning initiatives, during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties, which impacted the effective tax rate.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
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

Tax	Statute of
Jurisdiction	Limitations
Austria	5 years
Belgium	3 years
Brazil	5 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Poland	5 years
Spain	4 years
United Kingdom	4 years
United States - Federal	3 years
United States - State	3 to 5 years
In the U.S., the fiscal years 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2003 — 2005
Brazil	2005 — 2008
France	2002 — 2009
Germany	2001 — 2007
Italy	2005 — 2007
Mexico	2003 — 2004
Poland	2007 — 2008
Spain	2006 — 2008
It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, the impact of which is not expected to be material to the financial statements.

Impacts of Tax Legislation

During the three month period ended December 31, 2010, tax legislation was adopted in various jurisdictions. None of these changes will have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
11.	Retirement Plans
The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with ASC 715, “Compensation — Retirement Benefits” (in millions):

	Pension Plans
	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$16	$17	$9	$9
Interest cost	36	38	17	18
Expected return on plan assets	(52)	(45)	(18)	(16)
Amortization of net actuarial loss	14	7	4	3
Curtailment gain	—	—	(13)	—

Net periodic benefit cost (credit)	$14	$17	$(1)	$14

	Postretirement Health
	and Other Benefits
	Three Months Ended
	December 31,
	2010	2009
Service cost	$1	$1
Interest cost	3	3
Amortization of net actuarial loss	1	—
Amortization of prior service credit	(4)	(4)

Net periodic benefit cost	$1	$—

12.	Debt and Financing Arrangements
During the quarter ended December 31, 2010, the Company repaid debt of $82 million which was acquired as part of an acquisition in the same quarter. The Company used cash to repay the debt.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended
	December 31,
	2010	2009
Income Available to Common Shareholders
Basic income available to common shareholders	$375	$350
Interest expense, net of tax	1	2

Diluted income available to common shareholders	$376	$352

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	675.4	670.6
Effect of dilutive securities:
Stock options	7.9	5.8
Equity units	4.5	4.5
Convertible senior notes	—	0.1

Diluted weighted average shares outstanding	687.8	681.0

Antidilutive Securities
Options to purchase common shares	0.6	2.3
During the three months ended December 31, 2010 and 2009, the Company declared a dividend of $0.16 and $0.13, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
14.	Equity and Noncontrolling Interests
The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Equity	Equity		Equity	Equity
	Attributable to	Attributable to		Attributable to	Attributable to
	Johnson	Noncontrolling		Johnson	Noncontrolling
	Controls, Inc.	Interests	Total Equity	Controls, Inc.	Interests	Total Equity
Beginning balance, September 30	$10,071	$106	$10,177	$9,100	$84	$9,184
Total comprehensive income:
Net income	375	15	390	350	14	364
Foreign currency translation adjustments	(29)	1	(28)	(107)	(1)	(108)
Realized and unrealized gains on derivatives	5	—	5	3	—	3
Unrealized gains on marketable common stock	5	—	5	—	—	—
Employee retirement plans	8	—	8	30	—	30

Other comprehensive income (loss)	(11)	1	(10)	(74)	(1)	(75)

Comprehensive income	364	16	380	276	13	289

Other changes in equity:
Cash dividends - common stock	(108)	—	(108)	(87)	—	(87)
Dividends attributable to noncontrolling interests	—	(5)	(5)	—	(13)	(13)
Redemption value adjustment attributable to redeemable noncontrolling interests	4	—	4	2	—	2
Other, including options exercised	100	—	100	26	—	26

Ending balance, December 31	$10,431	$117	$10,548	$9,317	$84	$9,401

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
Beginning balance, September 30	$196	$155
Net income	13	2
Foreign currency translation adjustments	(1)	—
Redemption value adjustment	(4)	(2)

Ending balance, December 31	$204	$155

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
15.	Derivative Instruments and Hedging Activities
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

The Company has entered into foreign currency denominated debt obligations and cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations and cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. During the first quarter of fiscal 2010, the Company retired 19 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. During the second quarter of fiscal 2010, the Company retired the remaining 18 billion yen of foreign denominated debt which has previously been designated as a net investment hedge in the Company’s net investment in Japan. In its place, the Company entered into three cross-currency interest rate swaps totaling 20 billion yen. In the fourth quarter of fiscal 2010, a 5 billion yen cross-currency swap expired and the Company replaced it with a new 5 billion yen cross-currency swap. In the first quarter of fiscal 2011, another 5 billion yen cross-currency swap expired and the Company replaced it with a new 5 billion yen cross-currency swap. There were no cross-currency interest rate swaps outstanding at December 31, 2009.

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

		Volume Outstanding as of
Commodity	Units	December 31, 2010	September 30, 2010	December 31, 2009
Copper	Pounds	12,030,000	24,550,000	9,030,000
Lead	Metric Tons	25,700	18,450	6,200
Aluminum	Metric Tons	3,345	8,276	—
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2010, September 30, 2010 and December 31, 2009, the Company had hedged approximately 3.8 million, 3.4 million and 3.2 million shares of its common stock, respectively.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as			Derivatives and Hedging Activities Not
	Hedging Instruments under ASC 815			Designated as Hedging Instruments under ASC 815
	December 31,	September 30,	December 31,	December 31,	September 30,	December 31,
	2010	2010	2009	2010	2010	2009
Other current assets
Foreign currency exchange derivatives	$15	$19	$32	$2	$8	$31
Commodity derivatives	18	14	11	—	—	—
Other noncurrent assets
Interest rate swaps	—	—	16	—	—	—
Equity swap	—	—	—	145	104	86
Foreign currency exchange derivatives	1	1	1	1	1	1
Commodity derivatives	3	—	—	—	—	—

Total assets	$37	$34	$60	$148	$113	$118

Other current liabilities
Foreign currency exchange derivatives	$11	$19	$41	$4	$8	$24
Net investment hedges	18	17	—	—	—	—
Long-term debt
Fixed rate debt swapped to floating	—	—	706	—	—	—
Net investment hedges	—	—	195	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	1	1	1	1	1

Total liabilities	$30	$37	$943	$5	$9	$25

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
The following table presents the location and amount of gains and losses gross of tax on derivative instruments and related hedge items included in the Company’s consolidated statements of income for the three months ended December 31, 2010 and 2009 and gains and losses initially recognized in AOCI net of tax or cumulative translation adjustment (CTA) net of tax in the condensed consolidated statements of financial position (in millions):

	As of	Three Months Ended		Three Months Ended
	December 31, 2010	December 31, 2010		December 31, 2010
			Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	Amount of Gain
	(Loss) Recognized in	Reclassified from AOCI	from AOCI into	Recognized in Income on	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	AOCI on Derivative	into Income (Effective	Income (Effective	Derivative (Ineffective	Income on Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$2	Cost of sales	$1	Cost of sales	$—
Commodity derivatives	14	Cost of sales	12	Cost of sales	—
Forward treasury locks	10	Net financing charges	1	Net financing charges	—

Total	$26		$14		$—

	As of	Three Months Ended		Three Months Ended
	December 31, 2009	December 31, 2009		December 31, 2009
Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	Amount of Gain
	(Loss) Recognized in	Reclassified from AOCI	from AOCI into	Recognized in Income on	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	AOCI on Derivative	into Income (Effective	Income (Effective	Derivative (Ineffective	Income on Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$(5)	Cost of sales	$(3)	Cost of sales	$—
Commodity derivatives	7	Cost of sales	(1)	Cost of sales	—
Forward treasury locks	11	Net financing charges	1	Net financing charges	—

Total	$13		$(3)		$—

	As of	As of
	December 31, 2010	December 31, 2009
	Amount of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Recognized in
	CTA on Outstanding	CTA on Outstanding
Hedging Activities in ASC 815 Net	Derivatives (Effective	Derivatives (Effective
Investment Hedging Relationships	Portion)	Portion)
Net investment hedges	$(11)	$3

Total	$(11)	$3

For the three months ended December 31, 2010 and 2009, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

		Three Months Ended	Three Months Ended
		December 31, 2010	December 31, 2009
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative	Derivative
Interest rate swap	Net financing charges	$—	$11
Fixed rate debt swapped to floating	Net financing charges	—	(2)

Total		$—	$9

		Three Months Ended	Three Months Ended
		December 31, 2010	December 31, 2009
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$(37)	$23
Foreign currency exchange derivatives	Net financing charges	33	(3)
Equity swap	Selling, general and administrative expenses	27	5

Total		$23	$25

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2010, September 30, 2010 and December 31, 2009 (in millions):

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$17	$17	$—	$—
Commodity derivatives	18	—	18	—
Other noncurrent assets
Investments in marketable common stock	36	36	—	—
Commodity derivatives	3	—	3	—
Equity swap	145	145	—	—
Foreign currency exchange derivatives	2	2	—	—

Total	$221	$200	$21	$—

Other current liabilities
Foreign currency exchange derivatives	$15	$15	$—	$—
Cross-currency interest rate swaps	18	—	18	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—

Total	$35	$17	$18	$—

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$27	$27	$—	$—
Commodity derivatives	14	—	14	—
Other noncurrent assets
Investments in marketable common stock	31	31	—	—
Equity swap	104	104	—	—
Foreign currency exchange derivatives	2	2	—	—

Total	$178	$164	$14	$—

Other current liabilities
Foreign currency exchange derivatives	$27	$27	$—	$—
Cross-currency interest rate swaps	17	—	17	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—

Total	$46	$29	$17	$—

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$63	$63	$—	$—
Commodity derivatives	11	—	11	—
Other noncurrent assets
Interest rate swaps	16	—	16	—
Equity swap	86	86	—	—
Foreign currency exchange derivatives	2	2	—	—

Total	$178	$151	$27	$—

Other current liabilities
Foreign currency exchange derivatives	$65	$65	$—	$—
Long-term debt
Fixed rate debt swapped to floating	706	—	706	—
Foreign currency denominated debt	195	195	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—

Total	$968	$262	$706	$—

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
Valuation Methods

Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2010, September 30, 2010 and December 31, 2009. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statement of income.

Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at December 31, 2010, September 30, 2010 and December 31, 2009.

Interest rate swaps and related debt — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. In the fourth quarter of fiscal 2009, the Company entered into three fixed to floating interest rate swaps totaling $700 million to hedge the coupons of its 5.25% bonds maturing on January 15, 2011. In the second quarter of fiscal 2010, the Company terminated a $100 million portion of one of the three interest rate swaps mentioned above. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.80% bond maturing November 15, 2012 and two fixed to floating interest rate swaps totaling $300 million to hedge the coupons of its 4.875% bond maturing September 15, 2013. In the fourth quarter of fiscal 2010, the Company terminated all of its interest rate swaps. The fair value adjustments to the related debt will be amortized over the remaining term of the debt.

Investments in marketable common stock — The Company invested in certain marketable common stock during the third quarter of fiscal 2010. The securities are valued under a market approach using publicized share prices. As of December 31, 2010 and September 30, 2010, the Company recorded unrealized gains of $8 million and $3 million, respectively, in accumulated other comprehensive income and no unrealized losses on these investments.

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

Cross-currency interest rate swap — The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using market assumptions. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. The Company entered into three cross-currency swaps totaling 20 billion yen during the second quarter of fiscal 2010. In the fourth quarter of fiscal 2010, a 5 billion yen cross-currency swap expired and the Company replaced it with a new 5 billion yen cross-currency swap. In the first

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
quarter of fiscal 2011, another 5 billion yen cross-currency swap expired and the Company replaced it with a new 5 billion yen cross-currency swap. These swaps are designated as hedges in the Company’s net investment in Japan. There were no cross-currency interest rate swaps outstanding at December 31, 2009.

Foreign currency denominated debt — The Company has entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the debt obligations are reflected in accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. During the first quarter of fiscal 2010, the Company retired 19 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. During the second quarter of fiscal 2010, the Company retired the remaining 18 billion yen of foreign denominated debt which had previously been designated as a net investment hedge in the Company’s net investment in Japan. There was no foreign currency denominated debt designated as a net investment hedge outstanding at December 31, 2010 and September 30, 2010.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $3.6 billion, $3.7 billion and $3.2 billion at December 31, 2010, September 30, 2010 and December 31, 2009, respectively, was determined using market quotes.
17.	Impairment of Long-Lived Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2010 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

At December 31, 2010, in conjunction with the preparation of its financial statements, the Company assessed goodwill for impairment in the building efficiency business unit due to the change in reportable segments as described in Note 18, “Segment Information,” to the financial statements. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at December 31, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
18.	Segment Information
During the first quarter of fiscal 2011, the building efficiency business unit of the Company reorganized its management reporting structure to reflect its current business activities.

Prior to this reorganization, building efficiency was comprised of six reportable segments for financial reporting purposes (North America systems, North America service, North America unitary products, global workplace solutions, Europe and rest of world). As a result of this change, building efficiency is now comprised of five reportable segments for financial reporting purposes (North America systems, North America service, global workplace solutions, Asia and other).

A summary of the significant building efficiency reportable segment changes is as follows:
•	The systems and services businesses in Asia, previously included in the rest of world segment, are now part of a new reportable segment named “Asia.”

•	The former Europe segment is now included in the former rest of world segment, which has been renamed “other.”

•	The former North America unitary products segment is now included in the other segment.
The Company’s financial statements reflect the new building efficiency reportable segment structure and certain building efficiency cost allocation methodology changes. The changes in allocation methodology more specifically allocate engineering and other building efficiency costs to the reportable segments. Prior year building efficiency reportable segment information has been revised to conform to this presentation.

ASC 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has nine reportable segments for financial reporting purposes. Certain segments are aggregated or combined based on materiality within power solutions in accordance with the guidance. The Company’s nine reportable segments are presented in the context of its three primary businesses — building efficiency, automotive experience and power solutions.

Building efficiency

Building efficiency designs, produces, markets and installs heating, ventilating and air conditioning (HVAC) and control systems that monitor, automate and integrate critical building segment equipment and conditions including HVAC, fire-safety and security in commercial buildings and in various industrial applications.
•	North America systems designs, produces, markets and installs mechanical equipment that provides heating and cooling in North American non-residential buildings and industrial applications as well as control systems that integrate the operation of this equipment with other critical building systems.
•	North America service provides technical services including inspection, scheduled maintenance, repair and replacement of mechanical and control systems in North America, as well as the retrofit and service components of performance contracts and other solutions.
•	Global workplace solutions provides on-site staff for complete real estate services, facility operation and management to improve the comfort, productivity, energy efficiency and cost effectiveness of building systems around the globe.
•	Asia provides HVAC and refrigeration systems and technical services to the Asian marketplace.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)
•	Other provides HVAC and refrigeration systems and technical services to markets in Europe, the Middle East and Latin America. Other also designs and produces heating and air conditioning solutions for residential and light commercial applications and markets products to the replacement and new construction markets.
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

	Net Sales
	Three Months Ended
	December 31,
	2010	2009
Building efficiency
North America systems	$532	$482
North America service	513	490
Global workplace solutions	990	819
Asia	419	321
Other	943	906

	3,397	3,018

Automotive experience
North America	1,734	1,596
Europe	2,267	2,114
Asia	584	393

	4,585	4,103

Power solutions	1,555	1,287

Total net sales	$9,537	$8,408

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(unaudited)

	Segment Income
	Three Months Ended
	December 31,
	2010	2009
Building efficiency
North America systems	$49	$40
North America service	18	16
Global workplace solutions	9	4
Asia	67	40
Other	(4)	4

	139	104

Automotive experience
North America	116	86
Europe	—	11
Asia	61	24

	177	121

Power solutions	217	181

Total segment income	$533	$406

Net financing charges	(35)	(35)

Income before income taxes	$498	$371

19.	Commitments and Contingencies
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs totaled $47 million, $47 million and $31 million at December 31, 2010, September 30, 2010 and December 31, 2009, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At December 31, 2010, September 30, 2010 and December 31, 2009, the Company recorded conditional asset retirement obligations of $87 million, $84 million and $87 million, respectively.

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
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and the consolidated statements of cash flows for the three-month periods ended December 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2010, and the related consolidated statements of income, shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 23, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2010 is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 31, 2011
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
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “guidance” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2010. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

The following information should be read in conjunction with the September 30, 2010 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2010 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended December 31, 2010 compared to the three months ended December 31, 2009.
Outlook
On January 20, 2011, the Company updated its fiscal 2011 guidance. The Company announced that it expects fiscal 2011 net sales to increase to $38.5 billion, which would represent a 12% increase from prior year net sales, based on automotive experience — Europe acquisitions, higher automotive production in North America and Europe and higher power solutions aftermarket volumes. Fiscal 2011 earnings are expected to increase to approximately $2.50 — $2.55 per diluted share (excluding acquisition and integration related costs), which is higher than fiscal 2010, primarily based on profitable conversion of increased net sales. Automotive experience segment margins for fiscal 2011 are expected to be 4.5% — 4.7%, building efficiency segment margins are expected to be 5.7% — 5.9% and power solutions segment margins are expected to be 13.6% — 13.8%.
The Company announced acquisitions of Hammerstein and Keiper/Recaro in the automotive experience business that are expected to close in the second and third quarters of fiscal 2011, respectively, for an estimated aggregate net purchase price of $950 million. The Company expects these acquisitions to contribute approximately $700 million in revenues and be neutral to earnings per share in fiscal 2011, with earnings from the businesses being offset by higher interest expense. In addition, the Company expects to incur acquisition and integration-related costs, which have not yet been quantified.
Liquidity and Capital Resources
The Company believes its capital resources and liquidity position at December 31, 2010 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities, announced acquisitions and any other potential acquisitions in fiscal 2011 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. There were no draws on the revolving credit facility as of December 31, 2010. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2010, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $9.9 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limits access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
The key financial assumptions used in calculating the pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2011, the Company believes the long-term rate of return will approximate 8.50% and 5.50% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. During the first three months of fiscal 2011, the Company has made approximately

$33 million in total pension contributions. In total, the Company expects to contribute approximately $250 million in cash to its defined benefit pension plans in fiscal 2011.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges and restructuring costs.
Summary

	Three Months Ended
	December 31,
(in millions)	2010	2009	Change
Net sales	$9,537	$8,408	13%
Segment income	533	406	31%
•	The $1.1 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($590 million) as a result of increased industry production levels by our major original equipment manufacturer (OEM) customers, higher sales in the building efficiency business ($395 million) as a result of increased sales volumes across all segments, and higher sales in the power solutions business ($308 million) as a result of increased sales volumes and the impact of higher lead costs on pricing, partially offset by the unfavorable impact of foreign currency translation ($164 million).

•	The $127 million increase in segment income was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses, favorable operating costs and net commercial settlements and pricing in the automotive experience North America segment, and higher equity income in the automotive experience Asia segment, partially offset by higher overall selling, general and administrative expenses, lower commercial recoveries and unfavorable purchasing costs in the automotive experience Europe segment and the unfavorable effects of foreign currency translation ($6 million).
Building Efficiency
During the three month period ended December 31, 2010, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 18, “Segment Information,” to the financial statements for further information.

	Net Sales			Segment Income
	Three Months Ended			Three Months Ended
	December 31,			December 31,
(in millions)	2010	2009	Change	2010	2009	Change
North America systems	$532	$482	10%	$49	$40	23%
North America service	513	490	5%	18	16	13%
Global workplace solutions	990	819	21%	9	4	*
Asia	419	321	31%	67	40	68%
Other	943	906	4%	(4)	4	*

	$3,397	$3,018	13%	$139	$104	34%

*	Measure not meaningful

Net Sales:
•	The increase in North America systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($48 million) and the favorable impact of foreign currency translation ($2 million).

•	The increase in North America service was primarily due to higher volumes mainly driven by energy solutions ($15 million), incremental sales due to a prior year business acquisition ($6 million) and the favorable impact of foreign currency translation ($2 million).

•	The increase in global workplace solutions was primarily due to the impact of increased demand from existing customers in Europe and new customers in North America ($175 million) partially offset by the unfavorable impact of foreign currency translation ($4 million).

•	The increase in Asia was primarily due to higher volumes of equipment and controls systems ($64 million), higher service volumes ($17 million) and the favorable impact of foreign currency translation ($17 million).

•	The increase in other was primarily due to higher volumes in Latin America ($48 million), Middle East ($28 million) and unitary products ($12 million), partially offset by the unfavorable impact of foreign currency translation ($33 million) and volume decreases in other business areas ($18 million).
Segment Income:
•	The increase in North America systems was primarily due to higher volumes ($9 million) and favorable margin rates ($5 million), partially offset by higher selling, general and administrative expenses ($5 million).

•	The increase in North America service was primarily due to lower selling, general and administrative expenses ($15 million) and higher volumes ($5 million), partially offset by unfavorable margin rates ($17 million).

•	The increase in global workplace solutions was primarily due to higher volumes ($11 million) partially offset by higher selling, general and administrative expenses ($5 million).

•	The increase in Asia was primarily due to higher volumes ($21 million), lower selling, general and administrative expenses ($3 million) and the favorable impact of foreign currency translation ($2 million).

•	The decrease in other was primarily due to higher selling, general and administrative expenses ($22 million) partially offset by higher volumes ($14 million).
Automotive Experience

	Net Sales			Segment Income
	Three Months Ended			Three Months Ended
	December 31,			December 31,
(in millions)	2010	2009	Change	2010	2009	Change
North America	$1,734	$1,596	9%	$116	$86	35%
Europe	2,267	2,114	7%	—	11	*
Asia	584	393	49%	61	24	*

	$4,585	$4,103	12%	$177	$121	46%

*	Measure not meaningful

Net Sales:
•	The increase in North America was primarily due to higher volumes to all of the Company’s major OEM customers ($121 million) and net favorable commercial settlements and pricing ($17 million).

•	The increase in Europe was primarily due to higher volumes and new customer awards ($275 million) and incremental sales due to a business acquisition ($24 million), partially offset by the unfavorable impact of foreign currency translation ($130 million) and net unfavorable commercial settlements and pricing ($16 million).

•	The increase in Asia was primarily due to higher volumes and new customer awards ($169 million) and the favorable impact of foreign currency translation ($22 million).
Segment Income:
•	The increase in North America was primarily due to higher volumes ($19 million), favorable operating costs ($17 million) and net favorable commercial settlements and pricing ($17 million), partially offset by higher selling, general and administrative expenses ($17 million) and higher engineering expenses ($4 million).

•	The decrease in Europe was primarily due to lower commercial recoveries ($22 million), unfavorable purchasing costs ($21 million), higher operating costs ($13 million), higher engineering expenses ($9 million) and the unfavorable impact of foreign currency translation ($5 million), partially offset by higher volumes ($44 million) and lower selling, general and administrative expenses ($16 million).

•	The increase in Asia was primarily due to higher volumes ($30 million), higher equity income at our joint ventures mainly in China ($17 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher engineering expenses ($7 million) and higher selling, general and administrative expenses ($6 million).
Power Solutions

	Three Months Ended
	December 31,
(in millions)	2010	2009	Change
Net sales	$1,555	$1,287	21%
Segment income	217	181	20%
•	Net sales increased primarily due to higher sales volumes ($146 million), incremental sales due to a prior year business acquisition ($71 million), the impact of higher lead costs on pricing ($63 million) and favorable price/product mix ($28 million), partially offset by the unfavorable impact of foreign currency translation ($40 million).

•	Segment income increased primarily due to higher sales volumes ($38 million), incremental income due to a prior year business acquisition ($7 million) and favorable pricing net of lead and other commodity costs ($5 million), partially offset by higher selling, general and administrative expenses ($10 million) and the unfavorable impact of foreign currency translation ($4 million).

Net Financing Charges

	Three Months Ended
	December 31,
(in millions)	2010	2009	Change
Net financing charges	$35	$35	0%
•	Net financing charges were consistent with the prior year.
Provision for Income Taxes

	Three Months Ended
	December 31,
(in millions)	2010	2009
Tax provision	$95	$5
Effective tax rate	19.0%	1.3%
Estimated annual base effective tax rate	19.0%	18.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.
•	In the first quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.
•	As a result of certain recent events related to prior year tax planning initiatives, during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties, which impacted the effective tax rate.
Income Attributable to Noncontrolling Interests

	Three Months Ended
	December 31,
(in millions)	2010	2009	Change
Income attributable to noncontrolling interests	$28	$16	75%
•	The increase in income attributable to noncontrolling interests was primarily due to improved earnings at certain automotive experience partially owned affiliates in Asia and a power solutions partially owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended
	December 31,
(in millions)	2010	2009	Change
Net income attributable to Johnson Controls, Inc.	$375	$350	7%
•	The increase in net income attributable to Johnson Controls, Inc. was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses, favorable operating costs and net commercial settlements and pricing in the automotive experience North America segment, and higher equity income in the automotive experience Asia segment, partially offset by higher overall selling, general and administrative expenses, lower commercial recoveries and unfavorable purchasing costs in the automotive experience Europe segment, higher provision for income taxes, higher income attributable to noncontrolling interests and the unfavorable impact of foreign currency translation.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At December 31, 2010, the unearned backlog was $4.9 billion, or a 13% increase compared to December 31, 2009. The North America systems, North America service, other and Asia backlog increased compared to prior year levels.
Financial Condition
Working Capital

	December 31,	September 30,		December 31,
(in millions)	2010	2010	Change	2009	Change
Working capital	$1,455	$919	58%	$865	68%

Accounts receivable	6,142	6,095	1%	5,154	19%
Inventories	1,939	1,786	9%	1,571	23%
Accounts payable	5,340	5,426	-2%	4,504	19%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.
•	The increase in working capital as compared to September 30, 2010 was primarily due to higher accounts receivable from higher sales, higher inventory levels to support higher sales, lower accounts payable primarily due to timing of supplier payments and lower accrued compensation and benefits primarily due to timing of incentive compensation payments. Compared to December 31, 2009, the increase was primarily due to higher accounts receivable from higher sales, higher inventory levels to support higher sales and a decrease in restructuring reserves, partially offset by higher accounts payable primarily due to increased purchasing activity.
•	The Company’s days sales in accounts receivable for the three months ended December 31, 2010 were 55, consistent with the comparable period ended September 30, 2010 and higher than 54 for the comparable period ended December 31, 2009. The increase in accounts receivable compared to September 30, 2010 and December 31, 2009 was primarily due to higher sales volumes in the current quarter compared to the comparable prior quarters. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended December 31, 2010 were lower compared to the period ended September 30, 2010 primarily due to higher inventory production to meet increased demand. Inventory turns were higher compared to the three months ended December 31, 2009 primarily due to increased sales volumes and improvements in inventory management.
•	Days in accounts payable at December 31, 2010 were 69 days, a decrease from 74 days at September 30, 2010 and an increase from 68 days at December 31, 2009. The changes were primarily due to the timing of supplier payments.
Cash Flows

	Three Months Ended
	December 31,
(in millions)	2010	2009
Cash provided by operating activities	$106	$808
Cash used by investing activities	(369)	(185)
Cash provided (used) by financing activities	6	(601)
Capital expenditures	(260)	(177)
•	The decrease in cash provided by operating activities for the three months ended December 31, 2010 was primarily due to unfavorable working capital changes in accounts receivable, inventory, accounts payable and accrued income taxes, partially offset by higher net income attributable to Johnson Controls, Inc.

•	The increase in cash used by investing activities for the three months ended December 31, 2010 was primarily due to higher capital expenditures and acquisition of businesses.

•	The increase in cash provided by financing activities for the three months ended December 31, 2010 was primarily due to an increase in overall debt levels, an increase in stock option exercises and cash settlement of interest rate swaps.

•	The increase in capital expenditures for the three months ended December 31, 2010 primarily relates to capacity increases and vertical integration efforts in the power solutions business, as well as timing of payments for investments made across the businesses.
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
The Company has certain subsidiaries, mainly located in France, Spain and the United Kingdom, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carry forward periods. In accordance with ASC 740, “Income Taxes,” the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.
It is reasonably possible that over the remainder of fiscal 2011, valuation allowances against deferred tax assets in certain jurisdictions of up to $100 million may be released.
In the first quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax assets within the Brazil automotive entity would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.

Long-Lived Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2010 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.
At December 31, 2010, in conjunction with the preparation of its financial statements, the Company assessed goodwill for impairment in the building efficiency business unit due to the change in reportable segments as described in Note 18, “Segment Information,” to the financial statements. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at December 31, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.
Capitalization

	December 31,	September 30,		December 31,
(in millions)	2010	2010	Change	2009	Change
Total debt	$3,534	$3,389	4%	$3,444	3%
Shareholders’ equity attributable to Johnson Controls, Inc.	10,431	10,071	4%	9,317	12%

Total capitalization	$13,965	$13,460	4%	$12,761	9%

Total debt as a % of total capitalization	25%	25%		27%

•	The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•	In fiscal 2008, the Company entered into new committed, revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009, the 100 million euro revolving facility expired and the Company entered into a new one year, committed, revolving credit facility in the amount of 50 million euro expiring in May 2010. In May 2010, the 50 million euro revolving facility expired and the Company entered into a new one year, committed, revolving facility in the amount of 50 million euro expiring in May 2011. At December 31, 2010, there were no draws on the revolving credit facilities.

•	In December 2009, the Company retired its 7 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In December 2009, the Company retired its 12 billion yen, three year, floating rate loan agreement that matured. The Company used cash to repay the note.

•	In December 2009, the Company retired approximately $13 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired approximately $30 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired its 18 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In March 2010, the Company issued $500 million aggregate principal amount of 5.0% senior unsecured fixed rate notes due in fiscal 2020. Net proceeds from the issue were used for general corporate purposes including the retirement of short-term debt.

•	In March 2010, the Company retired approximately $31 million in principal amount of its fixed rate bonds that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In May 2010, the Company retired approximately $18 million in principal amount of its fixed rate bonds scheduled to mature on January 15, 2011. The Company used cash to fund the repurchases.

•	In September 2010, the Company entered into a new, $100 million committed revolving facility scheduled to mature in December 2011. At December 31, 2010, there were no draws outstanding.

•	In November 2010, the Company repaid debt of $82 million which was acquired as part of an acquisition in the first quarter of fiscal 2011. The Company used cash to repay the debt.

•	In January 2011, the Company retired $654 million in principal amount, plus accrued interest, of its 5.25% fixed rate bonds that matured on January 15, 2011. The Company used cash to fund the payment.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of December 31, 2010, it could borrow up to $2.1 billion at its current debt ratings on committed credit lines.

•	The Company believes its capital resources and liquidity position at December 31, 2010 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities, announced acquisitions and any other potential acquisitions in fiscal 2011 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.05 billion revolving credit facility, which extends until December 2011. There were no draws on the revolving credit facility as of December 31, 2010. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•	The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $1.31 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2010, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per our covenants was $9.9 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards
In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement was effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 1, “Financial Statements,” to the financial statements for further discussion.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance eliminates the use of the residual method allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The amendments in this ASU also expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company adopted ASU No. 2009-13 on October 1, 2010. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial condition and results of operations, and appropriate disclosures have been included herein.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2010, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
Except as noted below, there have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is undertaking the implementation of a global financial consolidations software system and is maintaining and monitoring appropriate internal controls during the implementation period. The Company believes that the internal control environment will be enhanced as a result of implementation, which is expected to be completed in fiscal 2011. No significant changes were made to the current system of internal control over financial reporting during the three months ended December 31, 2010.
The Company is also undertaking the implementation of new enterprise resource planning systems in certain businesses over a period of several years. As the phased roll-out occurs, we may experience changes in internal control over financial reporting. No significant changes were made to the current system of internal control over financial reporting during the three months ended December 31, 2010.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.
Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 43 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs totaled $47 million, $47 million and $31 million at December 31, 2010, September 30, 2010 and December 31, 2009, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

The U.S. Department of Justice and the Securities and Exchange Commission previously moved for the dismissal of the Information against York International Corp. (which the Company acquired in 2005) upon the successful completion of the Deferred Prosecution Agreement that York had entered into with the Department of Justice, and on October 7, 2010, the U.S. District Court dismissed the Information against York. In recommending the dismissal of this action, the independent compliance monitor certified that the Company’s anti-bribery compliance program, as applied to the legacy York operations, is appropriately designed to ensure compliance with the Foreign Corrupt Practices Act and other applicable anti-corruption laws. As this situation has come to an end, the Company faces no additional liability from either the underlying events or this proceeding. The Company’s first disclosure regarding the United Nations “Oil-for-Food Programme” occurred in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and that disclosure has been intermittently updated in the Company’s subsequent filings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.
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
In connection with the Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended December 31, 2010.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended December 31, 2010.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet be
	Total Number of	Average Price	Part of the Publicly	Purchased under the
Period	Shares Purchased	Paid per Share	Announced Program	Programs

10/1/10 - 10/31/10 Purchases by Company (1)	—	—	—	$102,394,713
11/1/10 - 11/30/10 Purchases by Company (1)	—	—	—	$102,394,713
12/1/10 - 12/31/10 Purchases by Company (1)	—	—	—	$102,394,713

10/1/10 - 10/31/10 Purchases by Citibank	—	—	—	NA
11/1/10 - 11/30/10 Purchases by Citibank	400,000	$35.39	—	NA
12/1/10 - 12/31/10 Purchases by Citibank	—	—	—	NA

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 45 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: January 31, 2011	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

4.E	Amended and restated Credit Agreement, dated December 5, 2006, among Johnson Controls, Inc., the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.*

12	Computation of ratio of earnings to fixed charges for the quarter ended December 31, 2010 and year ended September 30, 2010.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated January 31, 2011, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.

*	This agreement was originally filed as Exhibit 4.E to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006 (Commission File No. 1-5097). The agreement is being re-filed herewith only for the purpose of including in the exhibit previously missing items, including executed signature pages, schedules and exhibits thereto.