Form 10-Q
period 2011-03-31
JOHNSON CONTROLS INC
filed 2011-05-04
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2011

Common Stock: $0.01 7/18 par value per share	678,449,119

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Financial Position at March 31, 2011, September 30, 2010 and March 31, 2010	3

Consolidated Statements of Income for the Three and Six Month Periods Ended March 31, 2011 and 2010	4

Consolidated Statements of Cash Flows for the Three and Six Month Periods Ended March 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

Part II. Other Information

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6. Exhibits	52

Signatures	53
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	March 31,	September 30,	March 31,
	2011	2010	2010
Assets

Cash and cash equivalents	$401	$560	$770
Accounts receivable — net	6,946	6,095	5,431
Inventories	2,239	1,786	1,579
Other current assets	2,620	2,211	2,124

Current assets	12,206	10,652	9,904

Property, plant and equipment — net	4,761	4,096	3,779
Goodwill	6,807	6,501	6,377
Other intangible assets — net	832	741	709
Investments in partially-owned affiliates	864	728	770
Other noncurrent assets	3,198	3,025	2,270

Total assets	$28,668	$25,743	$23,809

Liabilities and Equity

Short-term debt	$106	$75	$68
Current portion of long-term debt	53	662	675
Accounts payable	6,082	5,426	4,822
Accrued compensation and benefits	1,070	1,122	936
Other current liabilities	2,861	2,625	2,314

Current liabilities	10,172	9,910	8,815

Long-term debt	4,382	2,652	2,636
Postretirement health and other benefits	234	235	208
Other noncurrent liabilities	2,551	2,573	2,524

Long-term liabilities	7,167	5,460	5,368

Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	223	196	153

Shareholders’ equity attributable to Johnson Controls, Inc.	10,976	10,071	9,377
Noncontrolling interests	130	106	96

Total equity	11,106	10,177	9,473

Total liabilities and equity	$28,668	$25,743	$23,809

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales
Products and systems*	$8,107	$6,642	$15,702	$13,318
Services*	2,037	1,675	3,979	3,407

	10,144	8,317	19,681	16,725
Cost of sales
Products and systems*	6,973	5,715	13,501	11,471
Services*	1,697	1,379	3,292	2,795

	8,670	7,094	16,793	14,266

Gross profit	1,474	1,223	2,888	2,459

Selling, general and administrative expenses	(1,014)	(847)	(1,961)	(1,730)
Net financing charges	(46)	(43)	(81)	(78)
Equity income	61	51	127	104

Income before income taxes	475	384	973	755

Provision for income taxes	90	87	185	92

Net income	385	297	788	663

Income attributable to noncontrolling interests	31	23	59	39

Net income attributable to Johnson Controls, Inc.	$354	$274	$729	$624

Earnings per share
Basic	$0.52	$0.41	$1.08	$0.93
Diluted	$0.51	$0.40	$1.06	$0.92

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Operating Activities
Net income attributable to Johnson Controls, Inc.	$354	$274	$729	$624
Income attributable to noncontrolling interests	31	23	59	39

Net income	385	297	788	663

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	173	165	331	334
Amortization of intangibles	12	11	23	22
Equity in earnings of partially-owned affiliates, net of dividends received	(51)	(32)	(73)	(44)
Deferred income taxes	—	18	—	(44)
Impairment charges	—	19	—	19
Equity-based compensation	14	9	36	29
Other	14	24	21	33
Changes in working capital, excluding acquisitions:
Accounts receivable	(562)	(388)	(515)	(36)
Inventories	(200)	(41)	(299)	(97)
Other current assets	(71)	(24)	(119)	(111)
Restructuring reserves	(39)	(66)	(69)	(124)
Accounts payable and accrued liabilities	405	233	125	376
Accrued income taxes	(18)	(12)	(81)	1

Cash provided by operating activities	62	213	168	1,021

Investing Activities
Capital expenditures	(275)	(134)	(535)	(311)
Sale of property, plant and equipment	7	5	18	24
Acquisition of businesses, net of cash acquired	(534)	(15)	(629)	(15)
Recoverable customer engineering expenditures	(26)	(16)	(39)	(38)
Changes in long-term investments	(38)	(25)	(50)	(30)

Cash used by investing activities	(866)	(185)	(1,235)	(370)

Financing Activities
Increase (decrease) in short-term debt — net	(89)	(295)	13	(579)
Increase in long-term debt	1,732	513	1,735	513
Repayment of long-term debt	(667)	(263)	(759)	(503)
Payment of cash dividends	(109)	(87)	(196)	(164)
Proceeds from the exercise of stock options	24	19	85	32
Settlement of interest rate swaps	—	—	24	—
Other	(3)	(4)	(8)	(17)

Cash provided (used) by financing activities	888	(117)	894	(718)

Effect of exchange rate changes on cash and cash equivalents	(4)	68	14	76

Increase (decrease) in cash and cash equivalents	$80	$(21)	$(159)	$9

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
1.	Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the three and six month periods ended March 31, 2011 are not necessarily indicative of results for the Company’s 2011 fiscal year because of seasonal and other factors.

Certain amounts as of March 31, 2010 have been revised to conform to the current year’s presentation. Redeemable noncontrolling interests are classified as mezzanine equity (temporary equity) in the condensed consolidated statement of financial position. Refer to Note 14, “Equity and Noncontrolling Interests,” to the financial statements for further information. Certain amounts for the three and six month periods ended March 31, 2010 included within the financing activities section of the consolidated statement of cash flows have been reclassified for comparative purposes. Also, during the three month period ended December 31, 2010, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 18, “Segment Information,” to the financial statements for further information.

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

Consolidated VIE’s

Based upon the criteria set forth in ASC 810, the Company has determined that for the reporting periods ended March 31, 2011, September 30, 2010 and March 31, 2010 it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships. These two VIE’s manufacture products in

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
North America for the automotive industry. The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s condensed consolidated statements of financial position for the consolidated VIE’s are as follows (in millions):

	March 31,	September 30,	March 31,
	2011	2010	2010
Current assets	$227	$215	$161
Noncurrent assets	62	69	93

Total assets	$289	$284	$254

Current liabilities	$175	$174	$125
Noncurrent liabilities	—	—	—

Total liabilities	$175	$174	$125

Nonconsolidated VIE’s

Based upon the criteria set forth in ASC 810, the Company has determined that it holds a variable interest in an equity method investee that was considered thinly capitalized at the time of its initial investment. The entity has been primarily financed with third party debt. During the three month period ended March 31, 2011, the owners of the remaining interest exercised their option to put their interest to the Company. The Company has twelve months from the date the notice was received to set the date of the put closing or to secure a third party buyer. The value of the put will be at a price that approximates fair value. The Company is not the primary beneficiary as the Company cannot make key operating decisions considered to be most significant to the VIE prior to the put closing. Therefore, the entity is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the condensed consolidated statement of financial position at March 31, 2011 was $42 million, which represents the Company’s maximum exposure to loss. The investment balance at September 30, 2010 and March 31, 2010 was $41 million. Current liabilities due to the VIE are immaterial and represent normal course of business trade payables for all presented periods. Additionally, the Company consumes a significant amount of the investee’s manufacturing output.

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
March 31, 2011
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

The Company’s building efficiency business sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. In order to estimate relative selling price, market data and transfer price studies are utilized. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period. As each deliverable had a determinable relative selling price and the residual method was not previously utilized by the Company, there were no changes in units of accounting, the allocation process, or the pattern and timing of revenue recognition upon adoption of ASU No. 2009-13. Furthermore, adoption of this ASU is not expected to have a material effect on the consolidated financial condition or results of operations in subsequent periods.
3.	Acquisition of Businesses
During the second quarter of fiscal 2011, the Company completed its acquisition of the C. Rob. Hammerstein Group (Hammerstein), a leading global supplier of high-quality metal seat structures, components and mechanisms based in Solingen, Germany. The total purchase price, net of cash acquired, was approximately $521 million, all of which was paid during the three months ended March 31, 2011. In connection with the Hammerstein acquisition, the Company recorded goodwill of $173 million in the automotive experience Europe segment. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

The Hammerstein acquisition enables the Company’s automotive experience business to enhance its expertise in metal seat structures and expand into premium vehicle segments. Hammerstein’s strong product portfolio and customer base in the premium segment complements the Company’s product portfolio, which is primarily comprised of vehicle segments with high production volumes. Hammerstein’s product capabilities include front seat structures, seat tracks and height adjusters, multi-way adjusters, power gear boxes, as well as special applications such as steering column adjusters. Hammerstein’s expertise includes the complete product development process, from design and engineering to the manufacture of individual components and complete seat systems.

In the first six months of fiscal 2011, the Company completed three additional acquisitions for a combined purchase price, net of cash acquired, of $108 million, all of which was paid in the six months ended March 31, 2011. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $39 million. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

The Company also announced the acquisition of KEIPER and the automotive sport and specialty seat business of Recaro in the automotive experience business and EnergyConnect Group, Inc. in the building efficiency business. These acquisitions are expected to close in fiscal 2011 and are not expected to be material to the Company’s consolidated financial statements.

In the first six months of fiscal 2010, the Company completed one acquisition for a purchase price of $18 million, of which $15 million was paid as of March 31, 2010. The acquisition was not material to the Company’s consolidated financial statements. In connection with the acquisition, the Company recorded goodwill of $8 million.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
4.	Percentage-of-Completion Contracts
The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable — net related to these contracts were $738 million, $683 million and $600 million at March 31, 2011, September 30, 2010, and March 31, 2010, respectively. Amounts included within other current liabilities were $747 million, $639 million and $602 million at March 31, 2011, September 30, 2010, and March 31, 2010, respectively.
5.	Inventories
Inventories consisted of the following (in millions):

	March 31,	September 30,	March 31,
	2011	2010	2010
Raw materials and supplies	$1,100	$899	$741
Work-in-process	332	278	247
Finished goods	941	743	681

FIFO inventories	2,373	1,920	1,669
LIFO reserve	(134)	(134)	(90)

Inventories	$2,239	$1,786	$1,579

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
6.	Goodwill and Other Intangible Assets
During the first quarter of fiscal 2011, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 18, “Segment Information,” to the financial statements for further information.

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the six month period ended September 30, 2010 and the six month period ended March 31, 2011 were as follows (in millions):

			Currency
	March 31,	Business	Translation and	September 30,
	2010	Acquisitions	Other	2010
Building efficiency
North America systems	$526	$—	$(4)	$522
North America service	677	—	(1)	676
Global workplace solutions	169	—	8	177
Asia	366	—	13	379
Other	1,072	—	13	1,085
Automotive experience
North America	1,378	—	—	1,378
Europe	1,120	5	15	1,140
Asia	214	—	19	233
Power solutions	855	51	5	911

Total	$6,377	$56	$68	$6,501

			Currency
	September 30,	Business	Translation and	March 31,
	2010	Acquisitions	Other	2011
Building efficiency
North America systems	$522	$—	$(3)	$519
North America service	676	—	—	676
Global workplace solutions	177	—	7	184
Asia	379	—	6	385
Other	1,085	—	23	1,108
Automotive experience
North America	1,378	4	—	1,382
Europe	1,140	205	43	1,388
Asia	233	—	3	236
Power solutions	911	3	15	929

Total	$6,501	$212	$94	$6,807

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, were valued based on independent appraisals and consisted of (in millions):

	March 31, 2011			September 30, 2010			March 31, 2010
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$285	$(208)	$77	$277	$(191)	$86	$277	$(182)	$95
Customer relationships	446	(79)	367	373	(70)	303	342	(61)	281
Miscellaneous	106	(35)	71	68	(31)	37	66	(28)	38

Total amortized intangible assets	837	(322)	515	718	(292)	426	685	(271)	414
Unamortized intangible assets
Trademarks	317	—	317	315	—	315	295	—	295

Total intangible assets	$1,154	$(322)	$832	$1,033	$(292)	$741	$980	$(271)	$709

Amortization of other intangible assets for the three month periods ended March 31, 2011 and 2010 was $12 million and $11 million, respectively. Amortization of other intangible assets for the six month periods ended March 31, 2011 and 2010 was $23 million and $22 million, respectively. Excluding the impact of future acquisitions, the Company anticipates amortization for fiscal 2012, 2013, 2014, 2015 and 2016 will be approximately $52 million, $46 million, $45 million, $43 million and $39 million per year, respectively.
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

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended March 31, 2011 and 2010 were as follows (in millions):

	Six Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$337	$344
Accruals for warranties issued during the period	107	118
Accruals from acquisitions	—	2
Accruals related to pre-existing warranties (including changes in estimates)	(6)	(2)
Settlements made (in cash or in kind) during the period	(110)	(142)
Currency translation	1	(4)

Balance at end of period	$329	$316

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
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

Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience in Europe of approximately $70 million, all of which was identified prior to the current fiscal year, due to favorable severance negotiations and the decision to not close previously planned plants in response to increased customer demand. The underspend of the initial 2009 Plan reserves is committed to be utilized for additional costs to be incurred as part of power solutions and automotive experience Europe and North America’s additional cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Currency
	Benefits	Translation	Total
Balance at September 30, 2010	$54	$2	$56
Utilized — cash	(6)	—	(6)

Balance at December 31, 2010	$48	$2	$50
Utilized — cash	(24)	—	(24)
Utilized — noncash	—	1	1

Balance at March 31, 2011	$24	$3	$27

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

Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated in Europe for building efficiency and automotive experience of approximately $95 million, all of which was identified prior to the current fiscal year, due

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan is committed to be utilized for similar additional restructuring actions. The underspend experienced by building efficiency in Europe is committed to be utilized by the same group for workforce reductions and plant consolidations. The underspend experienced by automotive experience in Europe is committed to be utilized for additional plant consolidations for automotive experience in North America and workforce reductions for building efficiency in Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.

The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Currency
	Benefits	Translation	Total
Balance at September 30, 2010	$108	$(28)	$80
Utilized — cash	(24)	—	(24)
Utilized — noncash	—	(2)	(2)

Balance at December 31, 2010	$84	$(30)	$54
Utilized — cash	(15)	—	(15)
Utilized — noncash	—	1	1

Balance at March 31, 2011	$69	$(29)	$40

The 2008 and 2009 Plans included workforce reductions of approximately 20,400 employees (9,500 for automotive experience — North America, 5,200 for automotive experience — Europe, 1,100 for automotive experience — Asia, 2,900 for building efficiency — other, 700 for building efficiency — global workplace solutions, 200 for building efficiency — Asia and 800 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of March 31, 2011, approximately 17,000 of the employees have been separated from the Company pursuant to the 2008 and 2009 Plans. In addition, the 2008 and 2009 Plans included 33 plant closures (14 for automotive experience — North America, 11 for automotive experience — Europe, 3 for automotive experience — Asia, 2 for building efficiency — other and 3 for power solutions). As of March 31, 2011, 26 of the 33 plants have been closed.

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
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. A portion of the costs associated with these activities is reimbursed by customers. Such expenditures amounted to $115 million and $88 million for the three months ended March 31, 2011 and 2010, respectively, and $221 million and $175 million for the six months ended March 31, 2011 and 2010, respectively. These expenditures are net of

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
customer reimbursements of $79 million and $81 million for the three months ended March 31, 2011 and 2010, respectively, and $150 million and $167 million for the six months ended March 31, 2011 and 2010, respectively.
10.	Income Taxes
The more significant components of the Company’s income tax provision are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Federal, state and foreign income tax expense at annual effective rate	$90	$69	$185	$136

Valuation allowance adjustment	—	—	—	(93)
Uncertain tax positions	—	—	—	31
Medicare Part D	—	18	—	18

Provision for income taxes	$90	$87	$185	$92

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2011, the Company’s estimated annual effective income tax rate from continuing operations is 19% versus the prior year rate of 18%.

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

Uncertain Tax Positions

At September 30, 2010, the Company had gross tax effected unrecognized tax benefits of $1,262 million of which $1,063 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2010 was approximately $68 million (net of tax benefit). The net change in interest and penalties during the six months ended March 31, 2011 was $17 million, and for the same period in fiscal 2010 was $44 million, including $18 million of periodic interest expense on existing uncertain tax positions and $26 million related to the events described below. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
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
In the U.S., the fiscal years 2007 through 2009 are currently under exam by the Internal Revenue Service (IRS) and 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Brazil	2005 - 2008
Canada	2007 - 2008
Czech Republic	2007 - 2008
France	1996 - 2009
Germany	2001 - 2007
Italy	2005 - 2007
Mexico	2003 - 2004
Poland	2007 - 2008
Spain	2006 - 2008
It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, the impact of which could be up to a $100 million adjustment to tax expense.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
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

During the six month period ended March 31, 2011, tax legislation was adopted in various jurisdictions. None of these changes had a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

11.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with ASC 715, “Compensation — Retirement Benefits” (in millions):

	U.S. Pension Plans
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$17	$17	$33	$34
Interest cost	36	38	72	76
Expected return on plan assets	(52)	(45)	(104)	(90)
Amortization of net actuarial loss	14	7	28	14
Amortization of prior service cost	—	1	—	1

Net periodic benefit cost	$15	$18	$29	$35

	Non-U.S. Pension Plans
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$8	$10	$17	$19
Interest cost	17	17	34	35
Expected return on plan assets	(20)	(16)	(38)	(32)
Amortization of net actuarial loss	2	2	6	5
Amortization of prior service cost	1	—	1	—
Settlement loss	—	1	—	1
Curtailment gain	(6)	—	(19)	—

Net periodic benefit cost	$2	$14	$1	$28

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)

	Postretirement Health and Other Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$1	$1	$2	$2
Interest cost	4	4	7	7
Amortization of net actuarial loss	—	—	1	—
Amortization of prior service credit	(5)	(5)	(9)	(9)

Net periodic benefit cost	$—	$—	$1	$—

12.	Debt and Financing Arrangements

During the quarter ended March 31, 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in February 2015. The facility is used to support the Company’s outstanding commercial paper. At March 31, 2011, there were no draws on the facility.

During the quarter ended March 31, 2011, the Company issued $350 million aggregate principal amount of floating rate senior unsecured notes due in fiscal 2014, $450 million aggregate principal amount of 1.75% senior unsecured fixed rate notes due in fiscal 2014, $500 million aggregate principal amount of 4.25% senior unsecured fixed rate notes due in fiscal 2021 and $300 million aggregate principal amount of 5.70% senior unsecured fixed rate notes due in fiscal 2041. Aggregate net proceeds of $1.6 billion from the issues were used for general corporate purposes including the retirement of short-term debt.

During the quarter ended March 31, 2011, the Company entered into a 6-year, 100 million euro, floating rate loan scheduled to mature in February 2017. Proceeds from the facility were used for general corporate purposes.

During the quarter ended March 31, 2011, the Company retired $654 million in principal amount, plus accrued interest, of its 5.25% fixed rate notes that matured on January 15, 2011. The Company used cash to fund the payment.

During the quarter ended March 31, 2011, the Company retired its $100 million committed revolving facility prior to its scheduled maturity date of December 2011. There were no draws on the facility.

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

During the quarter ended March 31, 2010, the Company retired approximately $61 million in principal amount of its fixed rate notes scheduled to mature on January 15, 2011. The Company used cash to fund the repurchases.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
During the quarter ended December 31, 2009, the Company retired approximately $13 million in principal amount of its fixed rate notes scheduled to mature on January 15, 2011. Additionally, the Company repurchased 1,685 notes ($1,685,000 par value) of its 6.5% convertible senior notes scheduled to mature on September 30, 2012. The Company used cash to fund the repurchases.

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Income Available to Common Shareholders
Basic income available to common shareholders	$354	$274	$729	$624
Interest expense, net of tax	1	1	2	4

Diluted income available to common shareholders	$355	$275	$731	$628

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	677.3	671.7	676.3	671.1
Effect of dilutive securities:
Stock options	9.2	6.3	8.6	6.1
Equity units	4.5	4.5	4.5	4.5
Convertible senior notes	—	0.1	—	0.1

Diluted weighted average shares outstanding	691.0	682.6	689.4	681.8

Antidilutive Securities
Options to purchase common shares	—	0.8	—	0.8
During the three months ended March 31, 2011 and 2010, the Company declared a dividend of $0.16 and $0.13, respectively, per common share. During the six months ended March 31, 2011 and 2010, the Company declared two quarterly dividends totaling $0.32 and $0.26, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
14.	Equity and Noncontrolling Interests

The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Equity	Equity		Equity	Equity
	Attributable to	Attributable to		Attributable to	Attributable to
	Johnson	Noncontrolling		Johnson	Noncontrolling
	Controls, Inc.	Interests	Total Equity	Controls, Inc.	Interests	Total Equity
Beginning balance, December 31	$10,431	$117	$10,548	$9,317	$84	$9,401
Total comprehensive income:
Net income	354	16	370	274	17	291
Foreign currency translation adjustments	199	—	199	(175)	(1)	(176)
Realized and unrealized gains (losses) on derivatives	(3)	—	(3)	4	—	4
Unrealized gains on marketable common stock	2	—	2	—	—	—
Employee retirement plans	63	—	63	8	—	8

Other comprehensive income (loss)	261	—	261	(163)	(1)	(164)

Comprehensive income	615	16	631	111	16	127

Other changes in equity:
Cash dividends - common stock	(109)	—	(109)	(87)	—	(87)
Dividends attributable to noncontrolling interests	—	(3)	(3)	—	(4)	(4)
Redemption value adjustment attributable to redeemable noncontrolling interests	1	—	1	6	—	6
Other, including options exercised	38	—	38	30	—	30

Ending balance, March 31	$10,976	$130	$11,106	$9,377	$96	$9,473

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)

	Six Months Ended March 31, 2011			Six Months Ended March 31, 2010
	Equity	Equity		Equity	Equity
	Attributable to	Attributable to		Attributable to	Attributable to
	Johnson	Noncontrolling		Johnson	Noncontrolling
	Controls, Inc.	Interests	Total Equity	Controls, Inc.	Interests	Total Equity
Beginning balance, September 30	$10,071	$106	$10,177	$9,100	$84	$9,184
Total comprehensive income:
Net income	729	31	760	624	31	655
Foreign currency translation adjustments	170	1	171	(282)	(2)	(284)
Realized and unrealized gains on derivatives	2	—	2	7	—	7
Unrealized gains on marketable common stock	7	—	7	—	—	—
Employee retirement plans	71	—	71	38	—	38

Other comprehensive income (loss)	250	1	251	(237)	(2)	(239)

Comprehensive income	979	32	1,011	387	29	416

Other changes in equity:
Cash dividends - common stock	(217)	—	(217)	(174)	—	(174)
Dividends attributable to noncontrolling interests	—	(8)	(8)	—	(17)	(17)
Redemption value adjustment attributable to redeemable noncontrolling interests	5	—	5	8	—	8
Other, including options exercised	138	—	138	56	—	56

Ending balance, March 31	$10,976	$130	$11,106	$9,377	$96	$9,473

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Beginning balance, December 31	$204	$155
Net income	15	6
Foreign currency translation adjustments	5	(2)
Redemption value adjustment	(1)	(6)

Ending balance, March 31	$223	$153

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
Beginning balance, September 30	$196	$155
Net income	28	8
Foreign currency translation adjustments	4	(2)
Redemption value adjustment	(5)	(8)

Ending balance, March 31	$223	$153

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. In the second quarter of fiscal 2010, the Company entered into three cross-currency interest rate swaps totaling 20 billion yen. In the fourth quarter of fiscal 2010, a 5 billion yen cross-currency swap matured. In the first quarter of fiscal 2011, another 5 billion yen cross-currency swap matured. In the second quarter of fiscal 2011, a 10 billion yen cross-currency swap matured. All three of these cross-currency interest rate swaps were renewed for one year in their respective periods. These swaps are designated as hedges of the Company’s net investment in Japan.

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

		Volume Outstanding as of
Commodity	Units	March 31, 2011	September 30, 2010	March 31, 2010
Copper	Pounds	13,150,000	24,550,000	15,915,000
Lead	Metric Tons	20,829	18,450	21,132
Aluminum	Metric Tons	2,347	8,276	—
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
the liabilities at a stated amount. As of March 31, 2011, September 30, 2010 and March 31, 2010, the Company had hedged approximately 4.3 million, 3.4 million and 3.2 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.80% bond maturing November 15, 2012 and two fixed to floating swaps totaling $300 million to hedge the coupon of its 4.875% bond maturing September 15, 2013. In the fourth quarter of fiscal 2010, the Company terminated all of its interest rate swaps. In the second quarter of fiscal 2011 the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.80% bond maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% bond maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% bond maturing March 1, 2014.

In September 2005, the Company entered into three forward treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated fixed-rate note issuance to finance the acquisition of York International Corp. (cash flow hedge). The three forward treasury lock agreements, which had a combined notional amount of $1.3 billion, fixed a portion of the future interest cost for 5-year, 10-year and 30-year notes. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of note issuance, is amortized to interest expense over the life of the respective note issuance. In January 2006, in connection with the Company’s debt refinancing, the three forward lock treasury agreements were terminated.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as			Derivatives and Hedging Activities Not Designated
	Hedging Instruments under ASC 815			as Hedging Instruments under ASC 815
	March 31,	September 30,	March 31,	March 31,	September 30,	March 31,
	2011	2010	2010	2011	2010	2010
Other current assets
Foreign currency exchange derivatives	$14	$19	$33	$1	$8	$24
Commodity derivatives	14	14	9	—	—	—
Net investment hedges	—	—	4	—	—	—
Interest rate swaps	—	—	2	—	—	—
Other noncurrent assets
Interest rate swaps	4	—	2	—	—	—
Equity swap	—	—	—	177	104	104
Foreign currency exchange derivatives	1	1	—	1	1	—
Commodity derivatives	—	—	2	—	—	—

Total assets	$33	$34	$52	$179	$113	$128

Current portion of long-term debt
Fixed rate debt swapped to floating	$—	$—	$598	$—	$—	$—
Other current liabilities
Foreign currency exchange derivatives	10	19	31	2	8	20
Net investment hedges	1	17	—	—	—	—
Commodity derivatives	—	—	2	—	—	—
Long-term debt
Fixed rate debt swapped to floating	853	—	399	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	1	1	1	1	—
Interest rate swaps	1	—	—	—	—	—

Total liabilities	$866	$37	$1,031	$3	$9	$20

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
The following table presents the location and amount of gains and losses gross of tax on derivative instruments and related hedge items included in the Company’s consolidated statements of income for the three and six months ended March 31, 2011 and 2010 and amounts recorded in AOCI net of tax or cumulative translation adjustment (CTA) net of tax in the condensed consolidated statements of financial position (in millions):

	As of	Three Months Ended		Three Months Ended
	March 31, 2011	March 31, 2011		March 31, 2011
			Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	Amount of Gain
	(Loss) Recognized in	Reclassified from AOCI	from AOCI into	Recognized in Income on	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	AOCI on Derivative	into Income (Effective	Income (Effective	Derivative (Ineffective	Income on Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$2	Cost of sales	$3	Cost of sales	$—
Commodity derivatives	11	Cost of sales	7	Cost of sales	—
Forward treasury locks	9	Net financing charges	—	Net financing charges	—

Total	$22		$10		$—

		Six Months Ended		Six Months Ended
		March 31, 2011		March 31, 2011
			Amount of Gain		Amount of Gain
		Location of Gain	(Loss) Reclassified	Location of Gain	(Loss) Recognized in
		(Loss) Reclassified	from AOCI into	(Loss) Recognized in	Income on Derivative
Derivatives in ASC 815 Cash Flow		from AOCI into Income	Income (Effective	Income on Derivative	(Ineffective
Hedging Relationships		(Effective Portion)	Portion)	(Ineffective Portion)	Portion)
Foreign currency exchange derivatives		Cost of sales	$4	Cost of sales	$—
Commodity derivatives		Cost of sales	19	Cost of sales	—
Forward treasury locks		Net financing charges	1	Net financing charges	—

Total			$24		$—

	As of	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2010		March 31, 2010
			Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	Amount of Gain
	(Loss) Recognized in	Reclassified from AOCI	from AOCI into	Recognized in Income on	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	AOCI on Derivative	into Income (Effective	Income (Effective	Derivative (Ineffective	Income on Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$1	Cost of sales	$(1)	Cost of sales	$—
Commodity derivatives	6	Cost of sales	3	Cost of sales	—
Forward treasury locks	11	Net financing charges	—	Net financing charges	—

Total	$18		$2		$—

		Six Months Ended		Six Months Ended
		March 31, 2010		March 31, 2010
			Amount of Gain
		Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	Amount of Gain
		Reclassified from AOCI	from AOCI into	Recognized in Income on	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow		into Income (Effective	Income (Effective	Derivative (Ineffective	Income on Derivative
Hedging Relationships		Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives		Net sales	$(4)	Net sales	$—
Commodity derivatives		Cost of sales	2	Cost of sales	—
Forward treasury locks		Net financing charges	1	Net financing charges	—

Total			$(1)		$—

	As of	As of
	March 31, 2011	March 31, 2010
	Amount of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Recognized in
	CTA on Outstanding	CTA on Outstanding
Hedging Activities in ASC 815 Net	Derivatives (Effective	Derivatives (Effective
Investment Hedging Relationships	Portion)	Portion)
Net investment hedges	$(1)	$3

Total	$(1)	$3

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
For the three and six months ended March 31, 2011 and 2010, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

		Three Months Ended	Six Months Ended
		March 31, 2011	March 31, 2011
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative	Derivative
Interest rate swap	Net financing charges	$2	$2
Fixed rate debt swapped to floating	Net financing charges	(3)	(3)

Total		$(1)	$(1)

		Three Months Ended	Six Months Ended
		March 31, 2010	March 31, 2010
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative	Derivative
Interest rate swap	Net financing charges	$(11)	$—
Fixed rate debt swapped to floating	Net financing charges	8	6

Total		$(3)	$6

		Three Months Ended	Six Months Ended
		March 31, 2011	March 31, 2011
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$47	$10
Foreign currency exchange derivatives	Net financing charges	(35)	(2)
Equity swap	Selling, general and administrative expenses	15	42

Total		$27	$50

		Three Months Ended	Six Months Ended
		March 31, 2010	March 31, 2010
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$65	$88
Foreign currency exchange derivatives	Net financing charges	(54)	(57)
Equity swap	Selling, general and administrative expenses	18	23

Total		$29	$54

16.	Fair Value Measurements

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
March 31, 2011
(unaudited)
ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2011, September 30, 2010 and March 31, 2010 (in millions):

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$15	$15	$—	$—
Commodity derivatives	14	—	14	—
Other noncurrent assets
Interest rate swaps	4	—	4	—
Investments in marketable common stock	38	38	—	—
Equity swap	177	177	—	—
Foreign currency exchange derivatives	2	2	—	—

Total assets	$250	$232	$18	$—

Other current liabilities
Foreign currency exchange derivatives	$12	$12	$—	$—
Cross-currency interest rate swaps	1	—	1	—
Long-term debt
Fixed rate debt swapped to floating	853	—	853	—
Other noncurrent liabilities
Interest rate swaps	1	—	1	—
Foreign currency exchange derivatives	2	2	—	—

Total liabilities	$869	$14	$855	$—

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$27	$27	$—	$—
Commodity derivatives	14	—	14	—
Other noncurrent assets
Investments in marketable common stock	31	31	—	—
Equity swap	104	104	—	—
Foreign currency exchange derivatives	2	2	—	—

Total assets	$178	$164	$14	$—

Other current liabilities
Foreign currency exchange derivatives	$27	$27	$—	$—
Cross-currency interest rate swaps	17	—	17	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—

Total liabilities	$46	$29	$17	$—

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$57	$57	$—	$—
Commodity derivatives	9	—	9	—
Cross-currency interest rate swaps	4	—	4	—
Interest rate swaps	2	—	2	—
Other noncurrent assets
Interest rate swaps	2	—	2	—
Commodity derivatives	2	—	2	—
Equity swap	104	104	—	—

Total assets	$180	$161	$19	$—

Current portion of long-term debt
Fixed rate debt swapped to floating	$598	$—	$598	$—
Other current liabilities
Foreign currency exchange derivatives	51	51	—	—
Commodity derivatives	2	—	2	—
Long-term debt
Fixed rate debt swapped to floating	399	—	399	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	1	—	—

Total liabilities	$1,051	$52	$999	$—

Valuation Methods
Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2011, September 30, 2010 and March 31, 2010. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statement of income.
Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to commodity price changes at March 31, 2011, September 30, 2010 and March 31, 2010.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
Interest rate swaps and related debt — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.80% bond maturing November 15, 2012 and two fixed to floating interest rate swaps totaling $300 million to hedge the coupons of its 4.875% bond maturing September 15, 2013. In the fourth quarter of fiscal 2010, the Company terminated all of its interest rate swaps. In the second quarter of fiscal 2011 the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.80% bond maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% bond maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% bond maturing March 1, 2014.
Investments in marketable common stock — The Company invested in certain marketable common stock during the third quarter of fiscal 2010. The securities are valued under a market approach using publicized share prices. As of March 31, 2011 and September 30, 2010, the Company recorded unrealized gains of $12 million and $5 million, respectively, in accumulated other comprehensive income and no unrealized losses on these investments.
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
Cross-currency interest rate swaps — The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using market assumptions. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. The Company entered into three cross-currency swaps totaling 20 billion yen during the second quarter of fiscal 2010. In the fourth quarter of fiscal 2010, a 5 billion yen cross-currency swap matured. In the first quarter of fiscal 2011, another 5 billion yen cross-currency swap matured. In the second quarter of fiscal 2011, a 10 billion yen cross-currency swap matured. All three of these cross-currency swaps were renewed for one year in their respective periods. These swaps are designated as hedges of the Company’s net investment in Japan.
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $4.7 billion, $3.7 billion and $3.5 billion at March 31, 2011, September 30, 2010 and March 31, 2010, respectively, was determined using market quotes.
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
At March 31, 2011, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
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
March 31, 2011
(unaudited)
Power solutions
Power solutions services both automotive original equipment manufacturers and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise.
Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges. General Corporate and other overhead expenses are allocated to business segments in determining segment income. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Building efficiency
North America systems	$546	$519	$1,078	$1,001
North America service	525	484	1,038	974
Global workplace solutions	1,017	798	2,007	1,617
Asia	417	318	836	639
Other	1,010	854	1,953	1,760

	3,515	2,973	6,912	5,991

Automotive experience
North America	2,011	1,645	3,745	3,241
Europe	2,626	2,091	4,893	4,205
Asia	587	430	1,171	823

	5,224	4,166	9,809	8,269

Power solutions	1,405	1,178	2,960	2,465

Total net sales	$10,144	$8,317	$19,681	$16,725

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)

	Segment Income
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Building efficiency
North America systems	$54	$43	$103	$83
North America service	16	9	34	25
Global workplace solutions	1	8	10	12
Asia	42	32	109	72
Other	19	12	15	16

	132	104	271	208

Automotive experience
North America	145	110	261	196
Europe	16	50	16	61
Asia	50	29	111	53

	211	189	388	310

Power solutions	178	134	395	315

Total segment income	$521	$427	$1,054	$833

Net financing charges	(46)	(43)	(81)	(78)

Income before income taxes	$475	$384	$973	$755

19.	Commitments and Contingencies
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs recorded in the condensed consolidated statements of financial position were $45 million, $47 million and $37 million at March 31, 2011, September 30, 2010 and March 31, 2010, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At March 31, 2011, September 30, 2010 and March 31, 2010, the Company recorded conditional asset retirement obligations in the condensed consolidated statements of financial position of $90 million, $84 million and $86 million, respectively.
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
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of income and the consolidated statements of cash flows for the three-month and six-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 4, 2011
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
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “guidance” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2010 and in Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

The following information should be read in conjunction with the September 30, 2010 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2010 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended March 31, 2011 compared to the three months ended March 31, 2010, while references to “Year-to-Date” refer to the six months ended March 31, 2011 compared to the six months ended March 31, 2010.
Outlook
On April 25, 2011, the Company updated its fiscal 2011 guidance. The Company announced that it expects fiscal 2011 net sales to increase to $39.5 billion, which would represent a 15% increase from prior year net sales, based on automotive experience — Europe acquisitions, building efficiency sales growth and a stronger euro, partially offset by a negative third quarter impact associated with the Japan earthquake and related automotive production disruptions.
Revenue and earnings are expected to be affected by automotive production disruptions in Japan and at Japanese original equipment customers in North America and Europe. The Company continues to assess the impact of the production disruptions as the situation in Japan develops. Based on the latest forecasts from our customers, the Company anticipates the third quarter fiscal 2011 revenue impact will be approximately $500 million, which will lower earnings per diluted share by approximately $0.16 — $0.18. Including this impact, the Company expects to earn $0.51 — $0.53 per diluted share (excluding potential non-recurring acquisition related costs) in the third fiscal quarter. The Company expects the impact in the fourth quarter fiscal 2011 to be neutral and estimates it will recover the third quarter lost revenue and earnings in the first half of fiscal 2012. Fiscal 2011 earnings are expected to be approximately $2.40 — $2.45 per diluted share (excluding potential non-recurring acquisition related costs).
Liquidity and Capital Resources
The Company believes its capital resources and liquidity position at March 31, 2011 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities, announced acquisitions and any other potential acquisitions in fiscal 2011 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of March 31, 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2011, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $10.3 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s material debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
The key financial assumptions used in calculating the pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2011, the Company believes the long-term rate of return will approximate 8.50% and 5.50% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. During the first six months of fiscal 2011, the Company has made approximately

$66 million in total pension contributions. In total, the Company expects to contribute approximately $250 million in cash to its defined benefit pension plans in fiscal 2011.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges.
During the first quarter of fiscal 2011, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 18, “Segment Information,” to the financial statements for further information.
Summary

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2011	2010	Change	2011	2010	Change
Net sales	$10,144	$8,317	22%	$19,681	$16,725	18%
Segment income	521	427	22%	1,054	833	27%
          Three Months:
•	The $1.8 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($1.05 billion) as a result of increased industry production levels by our major original equipment manufacturer (OEM) customers and current year business acquisitions, higher sales in the building efficiency businesses ($486 million) as a result of increased sales volumes across all segments, higher sales in the power solutions business ($226 million) as a result of increased sales volumes, a prior year business acquisition and the impact of higher lead costs on pricing, and the favorable impact of foreign currency translation ($63 million).

•	The $94 million increase in segment income was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses, and the favorable impact of foreign currency translation ($7 million), partially offset by higher overall selling, general and administrative expenses net of an automotive experience legal settlement award, higher operating costs in the automotive experience Europe segment, net unfavorable commercial settlements and pricing in the automotive experience North America segment and the negative impact of the earthquake in Japan and related events.
          Year-to-Date:
•	The $3.0 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($1.64 billion) as a result of increased industry production levels by our major OEM customers and current year business acquisitions, higher sales in the building efficiency business ($881 million) as a result of increased sales volumes across all segments, and higher sales in the power solutions business ($534 million) as a result of increased sales volumes, a prior year business acquisition and the impact of higher lead costs on pricing, partially offset by the unfavorable impact of foreign currency translation ($101 million).

•	The $221 million increase in segment income was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses, higher equity income in the automotive experience Asia segment and the favorable impact of foreign currency translation ($1 million), partially offset by higher overall selling, general and administrative expenses net of an automotive experience legal settlement award, higher operating costs, unfavorable commercial settlements and pricing, and unfavorable purchasing costs in the automotive experience Europe segment, and the negative impact of the earthquake in Japan and related events.

Building Efficiency — Net Sales

	Net Sales			Net Sales
	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2011	2010	Change	2011	2010	Change
North America systems	$546	$519	5%	$1,078	$1,001	8%
North America service	525	484	8%	1,038	974	7%
Global workplace solutions	1,017	798	27%	2,007	1,617	24%
Asia	417	318	31%	836	639	31%
Other	1,010	854	18%	1,953	1,760	11%

	$3,515	$2,973	18%	$6,912	$5,991	15%

Three Months:
•	The increase in North America systems was primarily due to higher volumes of controls systems in the commercial construction and replacement markets ($24 million) and the favorable impact of foreign currency translation ($3 million).

•	The increase in North America service was primarily due to higher volumes mainly driven by energy solutions ($32 million), incremental sales due to a prior year business acquisition ($6 million) and the favorable impact of foreign currency translation ($3 million).

•	The increase in global workplace solutions was primarily due to a net increase in services to new and existing customers ($193 million) and the favorable impact of foreign currency translation ($26 million).

•	The increase in Asia was primarily due to higher volumes of equipment and controls systems ($55 million), higher service volumes ($24 million) and the favorable impact of foreign currency translation ($20 million).

•	The increase in other was primarily due to higher volumes in Latin America ($49 million), unitary products ($32 million), Middle East ($30 million), Europe ($30 million) and other business areas ($11 million), and the favorable impact of foreign currency translation ($4 million).
Year-to-Date:
•	The increase in North America systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($72 million) and the favorable impact of foreign currency translation ($5 million).

•	The increase in North America service was primarily due to higher volumes mainly driven by energy solutions ($47 million), incremental sales due to a prior year business acquisition ($12 million) and the favorable impact of foreign currency translation ($5 million).

•	The increase in global workplace solutions was primarily due to the impact of increased demand from existing and new customers ($368 million) and the favorable impact of foreign currency translation ($22 million).

•	The increase in Asia was primarily due to higher volumes of equipment and controls systems ($119 million), higher service volumes ($41 million) and the favorable impact of foreign currency translation ($37 million).

•	The increase in other was primarily due to higher volumes in Latin America ($97 million), Middle East ($58 million), unitary products ($44 million) and Europe ($27 million), partially offset by the unfavorable impact of foreign currency translation ($29 million) and volume decreases in other business areas ($4 million).

Building Efficiency — Segment Income

	Segment Income			Segment Income
	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2011	2010	Change	2011	2010	Change
North America systems	$54	$43	26%	$103	$83	24%
North America service	16	9	78%	34	25	36%
Global workplace solutions	1	8	-88%	10	12	-17%
Asia	42	32	31%	109	72	51%
Other	19	12	58%	15	16	-6%

	$132	$104	27%	$271	$208	30%

Three Months:
•	The increase in North America systems was primarily due to prior year reserves for existing customers ($11 million), favorable margin rates ($9 million) and higher volumes ($4 million), partially offset by higher selling, general and administrative expenses ($12 million).

•	The increase in North America service was primarily due to prior year inventory adjustments and information technology implementation costs ($25 million) and higher volumes ($8 million), partially offset by unfavorable margin rates ($21 million) and higher selling, general and administrative expenses ($4 million).

•	The decrease in global workplace solutions was primarily due to unfavorable margin rates ($14 million) and higher selling, general and administrative expenses ($7 million), partially offset by higher volumes ($13 million) and the favorable impact of foreign currency translation ($1 million).

•	The increase in Asia was primarily due to higher volumes ($20 million) and the favorable impact of foreign currency translation ($4 million), partially offset by higher selling, general and administrative expenses ($14 million).

•	The increase in other was primarily due to higher volumes ($33 million) and higher equity income ($4 million), partially offset by unfavorable margin rates ($19 million) and higher selling, general and administrative expenses ($11 million).
Year-to-Date:
•	The increase in North America systems was primarily due to favorable margin rates ($14 million), higher volumes ($13 million) and prior year reserves for existing customers ($11 million), partially offset by higher selling, general and administrative expenses ($17 million).

•	The increase in North America service was primarily due to prior year inventory adjustments and information technology implementation costs ($28 million), higher volumes ($13 million) and lower selling, general and administrative expenses ($8 million), partially offset by unfavorable margin rates ($38 million).

•	The decrease in global workplace solutions was primarily due to unfavorable margin rates ($14 million) and higher selling, general and administrative expenses ($12 million), partially offset by higher volumes ($24 million) and the favorable impact of foreign currency translation ($1 million).

•	The increase in Asia was primarily due to higher volumes ($41 million) and the favorable impact of foreign currency translation ($6 million), partially offset by higher selling, general and administrative expenses ($11 million).

•	The decrease in other was primarily due to higher selling, general and administrative expenses ($33 million) and unfavorable margin rates ($19 million), partially offset by higher volumes ($47 million) and higher equity income ($4 million).
Automotive Experience — Net Sales

	Net Sales			Net Sales
	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2011	2010	Change	2011	2010	Change
North America	$2,011	$1,645	22%	$3,745	$3,241	16%
Europe	2,626	2,091	26%	4,893	4,205	16%
Asia	587	430	37%	1,171	823	42%

	$5,224	$4,166	25%	$9,809	$8,269	19%

Three Months:
•	The increase in North America was primarily due to higher volumes to the Company’s major OEM customers ($378 million) partially offset by net unfavorable commercial settlements and pricing ($12 million).

•	The increase in Europe was primarily due to higher volumes and new customer awards ($315 million), incremental sales due to business acquisitions ($221 million) and the favorable impact of foreign currency translation ($3 million), partially offset by net unfavorable commercial settlements and pricing ($4 million).

•	The increase in Asia was primarily due to higher volumes and new customer awards ($202 million) and the favorable impact of foreign currency translation ($3 million), partially offset by the volume impact of the Japan earthquake and related events ($48 million).
Year-to-Date:
•	The increase in North America was primarily due to higher volumes to the Company’s major OEM customers ($499 million) and net favorable commercial settlements and pricing ($5 million).

•	The increase in Europe was primarily due to higher volumes and new customer awards ($580 million) and incremental sales due to business acquisitions ($255 million), partially offset by the unfavorable impact of foreign currency translation ($127 million) and net unfavorable commercial settlements and pricing ($20 million).

•	The increase in Asia was primarily due to higher volumes and new customer awards ($371 million) and the favorable impact of foreign currency translation ($25 million), partially offset by the volume impact of the Japan earthquake and related events ($48 million).

Automotive Experience — Segment Income

	Segment Income			Segment Income
	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2011	2010	Change	2011	2010	Change
North America	$145	$110	32%	$261	$196	33%
Europe	16	50	-68%	16	61	-74%
Asia	50	29	72%	111	53	*

	$211	$189	12%	$388	$310	25%

*	Measure not meaningful
Three Months:
•	The increase in North America was primarily due to higher volumes ($68 million) partially offset by net unfavorable commercial settlements and pricing ($21 million), unfavorable purchasing and operating costs ($7 million), higher engineering expenses ($4 million) and higher selling, general and administrative expenses net of a legal settlement award ($1 million).

•	The decrease in Europe was primarily due to costs related to business acquisitions ($36 million), higher operating costs ($21 million), higher engineering expenses ($20 million), higher selling, general and administrative expenses ($16 million), unfavorable pricing ($11 million) and higher purchasing costs ($9 million), partially offset by higher volumes ($78 million) and the favorable impact of foreign currency translation ($1 million).

•	The increase in Asia was primarily due to higher volumes ($34 million), higher equity income mainly in China ($7 million) and lower operating costs ($7 million), partially offset by the negative impact of the earthquake in Japan and related events ($15 million), higher selling, general and administrative expenses ($8 million) and higher engineering expenses ($5 million).
Year-to-Date:
•	The increase in North America was primarily due to higher volumes ($87 million) and favorable operating and purchasing costs ($10 million), partially offset by higher selling, general and administrative expenses net of a legal settlement award ($18 million), higher engineering expenses ($8 million) and net unfavorable commercial settlements and pricing ($4 million).

•	The decrease in Europe was primarily due to costs related to business acquisitions ($36 million), higher operating costs ($34 million), unfavorable commercial settlements and pricing ($33 million), higher purchasing costs ($30 million), higher engineering expenses ($29 million) and the unfavorable impact of foreign currency translation ($4 million), partially offset by higher volumes ($122 million).

•	The increase in Asia was primarily due to higher volumes ($64 million), higher equity income mainly in China ($24 million), lower operating costs ($7 million) and the favorable impact of foreign currency translation ($1 million), partially offset by the negative impact of the earthquake in Japan and related events ($15 million), higher selling, general and administrative expenses ($14 million) and higher engineering expenses ($12 million).

Power Solutions

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2011	2010	Change	2011	2010	Change
Net sales	$1,405	$1,178	19%	$2,960	$2,465	20%
Segment income	178	134	33%	395	315	25%
     Three Months:
•	Net sales increased primarily due to higher sales volumes ($88 million), incremental sales due to a prior year business acquisition ($79 million), the impact of higher lead costs on pricing ($63 million) and the favorable impact of foreign currency translation ($1 million), partially offset by unfavorable price/product mix ($4 million).

•	Segment income increased primarily due to higher sales volumes ($27 million), favorable pricing net of lead and other commodity costs ($16 million), incremental income due to a prior year business acquisition ($9 million) and favorable impact of foreign currency translation ($1 million), partially offset by higher selling, general and administrative expenses ($10 million).
     Year-to-Date:
•	Net sales increased primarily due to higher sales volumes ($234 million), incremental sales due to a prior year business acquisition ($150 million), the impact of higher lead costs on pricing ($126 million) and favorable price/product mix ($24 million), partially offset by the unfavorable impact of foreign currency translation ($39 million).

•	Segment income increased primarily due to higher sales volumes ($65 million), favorable pricing net of lead and other commodity costs ($21 million) and incremental income due to a prior year business acquisition ($16 million), partially offset by higher selling, general and administrative expenses ($20 million) and the unfavorable impact of foreign currency translation ($3 million).
Net Financing Charges

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2011	2010	Change	2011	2010	Change
Net financing charges	$46	$43	7%	$81	$78	4%
•	The increase in net financing charges for the three and six month periods ended March 31, 2011 was primarily due to higher debt levels in the current periods.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in millions)	2011	2010	2011	2010
Tax provision	$90	$87	$185	$92
Effective tax rate	19.0%	22.7%	19.0%	12.2%
Estimated annual base effective tax rate	19.0%	18.0%	19.0%	18.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•	In the second quarter of fiscal 2010, the Company recorded a noncash charge of approximately $18 million due to law changes related to the tax treatment of the Medicare Part D subsidy due to passage of comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR3590).

•	In the first quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.

•	As a result of certain events related to prior year tax planning initiatives, during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties, which impacted the effective tax rate.
Income Attributable to Noncontrolling Interests

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2011	2010	Change	2011	2010	Change
Income attributable to noncontrolling interests	$31	$23	35%	$59	$39	51%
•	The increase in income attributable to noncontrolling interests for the three and six month periods ended March 31, 2011 was primarily due to improved earnings at certain automotive experience partially-owned affiliates in Asia and a power solutions partially-owned affiliate.
Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2011	2010	Change	2011	2010	Change
Net income attributable to Johnson Controls, Inc.	$354	$274	29%	$729	$624	17%
•	The increase in net income attributable to Johnson Controls, Inc. for the three months ended March 31, 2011 was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses, and the favorable impact of foreign currency translation, partially offset by higher overall selling, general and administrative expenses net of an automotive experience legal settlement award, higher operating costs in the automotive experience Europe segment, net unfavorable commercial settlements and pricing in the automotive experience North America segment, the negative impact of the earthquake in Japan and related events, and higher income attributable to noncontrolling interests.
•	The increase in net income attributable to Johnson Controls, Inc. for the six months ended March 31, 2011 was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses, higher equity income in the automotive experience Asia segment and the favorable impact of foreign currency translation, partially offset by higher overall selling, general and administrative expenses net of an automotive experience legal settlement award, higher operating costs, unfavorable commercial settlements and pricing, and unfavorable purchasing costs in the automotive experience Europe segment, the negative impact of the earthquake in Japan and related events, higher provision for income taxes and higher income attributable to noncontrolling interests.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At March 31, 2011, the unearned backlog was $5.1 billion, or an 18% increase compared to March 31, 2010. Excluding the positive impact of foreign currency, the backlog was higher by 15% at March 31, 2011 compared to March 31, 2010. The North America service, Asia, other and North America systems segment backlog increased compared to prior year levels.
Financial Condition
Working Capital

	March 31,	September 30,		March 31,
(in millions)	2011	2010	Change	2010	Change
Working capital	$1,792	$919	95%	$1,062	69%

Accounts receivable	6,946	6,095	14%	5,431	28%
Inventories	2,239	1,786	25%	1,579	42%
Accounts payable	6,082	5,426	12%	4,822	26%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The increase in working capital as compared to September 30, 2010 and March 31, 2010 was primarily due to higher accounts receivable from higher sales, higher inventory levels to support higher sales and a decrease in restructuring reserves, partially offset by higher accounts payable due to increased purchasing activity.

•	The Company’s days sales in accounts receivable for the three months ended March 31, 2011 were 54, compared to 55 and 52 for the comparable periods ended September 30, 2010 and March 31, 2010, respectively. The increase in accounts receivable compared to September 30, 2010 and March 31, 2010 was primarily due to higher sales volumes in the current quarter compared to the comparable prior quarters. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended March 31, 2011 were lower than the comparable periods ended September 30, 2010 and March 31, 2010 primarily due to higher inventory production to meet increased demand.

•	Days in accounts payable at March 31, 2011 were 68 days, a decrease from 74 days at September 30, 2010 and 69 days at March 31, 2010. The decrease was primarily due to the timing of supplier payments.

Cash Flows

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in millions)	2011	2010	2011	2010
Cash provided by operating activities	$62	$213	$168	$1,021
Cash used by investing activities	(866)	(185)	(1,235)	(370)
Cash provided (used) by financing activities	888	(117)	894	(718)
Capital expenditures	(275)	(134)	(535)	(311)
•	The decrease in cash provided by operating activities for the three months ended March 31, 2011 was primarily due to unfavorable working capital changes in accounts receivable and inventory, partially offset by higher net income attributable to Johnson Controls, Inc. and favorable working capital changes in accounts payable. For the six months ended March 31, 2011, the decrease in cash provided by operating activities was primarily due to unfavorable working capital changes in accounts receivable, inventory, accounts payable and accrued income taxes, partially offset by higher net income attributable to Johnson Controls, Inc.

•	The increase in cash used by investing activities for the three and six months ended March 31, 2011 was primarily due to higher capital expenditures and acquisitions of businesses.

•	The increase in cash provided by financing activities for the three and six months ended March 31, 2011 was primarily due to an increase in overall debt levels. Refer to Note 12, “Debt and Financing Arrangements,” to the financial statements for further discussion.

•	The increase in capital expenditures for the three and six months ended March 31, 2011 primarily relates to capacity increases and vertical integration efforts in the power solutions business, as well as increased investments to support our customers’ growth and new programs globally, enhance our strategic footprint primarily in Mexico and Southeast Asia, and standardize our information technology infrastructure in the automotive experience business.
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
At March 31, 2011, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.
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

Capitalization

	March 31,	September 30,		March 31,
(in millions)	2011	2010	Change	2010	Change
Total debt	$4,541	$3,389	34%	$3,379	34%
Shareholders’ equity attributable to Johnson Controls, Inc.	10,976	10,071	9%	9,377	17%

Total capitalization	$15,517	$13,460	15%	$12,756	22%

Total debt as a % of total capitalization	29%	25%		26%

•	The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•	In fiscal 2008, the Company entered into new committed, revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009, the 100 million euro revolving facility expired and the Company entered into a new one year, committed, revolving credit facility in the amount of 50 million euro expiring in May 2010. In May 2010, the 50 million euro revolving facility expired and the Company entered into a new one year, committed, revolving facility in the amount of 50 million euro expiring in May 2011. At March 31, 2011, there were no draws on the revolving credit facilities.

•	In December 2009, the Company retired its 7 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In December 2009, the Company retired its 12 billion yen, three year, floating rate loan agreement that matured. The Company used cash to repay the note.

•	In December 2009, the Company retired approximately $13 million in principal amount of its fixed rate notes that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired approximately $30 million in principal amount of its fixed rate notes that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired its 18 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In March 2010, the Company issued $500 million aggregate principal amount of 5.0% senior unsecured fixed rate notes due in fiscal 2020. Net proceeds from the issue were used for general corporate purposes including the retirement of short-term debt.

•	In March 2010, the Company retired approximately $31 million in principal amount of its fixed rate notes that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In May 2010, the Company retired approximately $18 million in principal amount of its fixed rate notes scheduled to mature on January 15, 2011. The Company used cash to fund the repurchases.

•	In September 2010, the Company entered into a new, $100 million committed revolving facility scheduled to mature in December 2011. In February 2011, the Company retired the committed facility. There were no draws on the facility.

•	In November 2010, the Company repaid debt of $82 million which was acquired as part of an acquisition in the first quarter of fiscal 2011. The Company used cash to repay the debt.

•	In January 2011, the Company retired $654 million in principal amount, plus accrued interest, of its 5.25% fixed rate notes that matured on January 15, 2011. The Company used cash to fund the payment.

•	In February 2011, the Company issued $350 million aggregate principal amount of floating rate senior unsecured notes due in fiscal 2014, $450 million aggregate principal amount of 1.75% senior unsecured fixed rate notes due in fiscal 2014, $500 million aggregate principal amount of 4.25% senior unsecured fixed rate notes due in fiscal 2021 and $300 million aggregate principal amount of 5.70% senior unsecured fixed rate notes due in fiscal 2041. Aggregate net proceeds of $1.6 billion from the issues were used for general corporate purposes including the retirement of short-term debt.

•	In February 2011, the Company entered into a 6-year, 100 million euro, floating rate loan scheduled to mature in February 2017. Proceeds from the facility were used for general corporate purposes.

•	In February 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in February 2015. The facility is used to support the Company’s outstanding commercial paper. At March 31, 2011, there were no draws on the facility.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of March 31, 2011, it could borrow up to $2.2 billion at its current debt ratings on committed credit lines.

•	The Company believes its capital resources and liquidity position at March 31, 2011 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities, announced acquisitions and any other potential acquisitions in fiscal 2011 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which extends until February 2015. There were no draws on the revolving credit facility as of March 31, 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•	The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2011, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per our covenants was $10.3 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
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
As of March 31, 2011, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Except as noted below, there have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is undertaking the implementation of a global financial consolidations software system and is maintaining and monitoring appropriate internal controls during the implementation period. The Company believes that the internal control environment will be enhanced as a result of implementation, which is expected to be completed in fiscal 2011. No significant changes were made to the current system of internal control over financial reporting during the three months ended March 31, 2011.
The Company is also undertaking the implementation of new enterprise resource planning systems in certain businesses over a period of several years. As the phased roll-out occurs, we may experience changes in internal control over financial reporting. No significant changes were made to the current system of internal control over financial reporting during the three months ended March 31, 2011.

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
Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 39 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs recorded in the condensed consolidated statements for financial position were $45 million, $47 million and $37 million at March 31, 2011, September 30, 2010 and March 31, 2010, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, except for the addition of the risk factor presented below within the “Automotive Experience Risks.”
We could be negatively impacted by the recent earthquake and tsunami in Japan and related events.
While the Company has not, to date, encountered significant adverse consequences from the occurrence of the recent earthquake and tsunami in Japan, these events could, in the future, have a negative impact on our customers, supply chain, our ability to deliver products, the cost of our products and the demand for our products. Although the Company’s operations in Japan did not experience significant disruptions from the earthquake and related events, our suppliers and customers, and other suppliers of our customers, have experienced, and may continue to experience, disruptions to their operations. Because of the global integration of the automotive industry (a vehicle manufactured on one continent may contain parts produced on other continents), its just-in-time delivery schedules and low levels of parts inventory, a disruption impacting only a single critical supplier to the industry may impact the whole industry. Several of our suppliers and customers, and other suppliers of our customers, in Japan and elsewhere have announced that their production is operating at a reduced capacity, generally because of either damage to their plants or the inability of their suppliers to deliver the necessary components. These factors could have a material adverse effect on our business, our results of operations and our financial condition.
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
In connection with the Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended March 31, 2011.
The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended March 31, 2011.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet be
	Total Number of	Average Price	Part of the Publicly	Purchased under the
Period	Shares Purchased	Paid per Share	Announced Program	Programs

1/1/11 - 1/31/11
Purchases by Company (1)	—	—	—	$102,394,713
2/1/11 - 2/28/11
Purchases by Company (1)	—	—	—	$102,394,713
3/1/11 - 3/31/11
Purchases by Company (1)	—	—	—	$102,394,713

1/1/11 - 1/31/11
Purchases by Citibank	200,000	$39.08	—	NA
2/1/11 - 2/28/11
Purchases by Citibank	200,000	$37.74	—	NA
3/1/11 - 3/31/11
Purchases by Citibank	50,000	$39.65	—	NA

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.

ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 54 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: May 4, 2011	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Johnson Controls, Inc., as amended through January 26, 2011 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc.’s Current Report on Form 8-K dated January 26, 2011).

3.2	Johnson Controls, Inc. By-Laws, as amended and restated through January 26, 2011 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc.’s Current Report on Form 8-K dated January 26, 2011).

4.1	Credit Agreement, dated as of February 17, 2011, among Johnson Controls, Inc. and the financial institutions parties thereto (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K dated February 17, 2011).

4.2	Officers’ Certificate, dated February 4, 2011, establishing the Floating Rate Notes due 2014, 1.75% Senior Notes due 2014, 4.25% Senior Notes due 2021 and 5.70% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K dated February 7, 2011).

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 4, 2011, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.