Form 10-Q
period 2011-06-30
JOHNSON CONTROLS INC
filed 2011-08-03
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2011
Common Stock: $0.01 7/18 par value per share	679,738,648

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Financial Position at June 30, 2011, September 30, 2010 and June 30, 2010	3

Consolidated Statements of Income for the Three and Nine Month Periods Ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the Three and Nine Month Periods Ended June 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	52

Part II. Other Information

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6. Exhibits	55

Signatures	56
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Johnson Controls, Inc.
Condensed Consolidated Statements of Financial Position
(in millions; unaudited)

	June 30,	September 30,	June 30,
	2011	2010	2010
Assets

Cash and cash equivalents	$335	$560	$908
Accounts receivable — net	7,094	6,095	5,452
Inventories	2,451	1,786	1,644
Other current assets	2,678	2,211	2,114

Current assets	12,558	10,652	10,118

Property, plant and equipment — net	5,185	4,096	3,706
Goodwill	7,093	6,501	6,217
Other intangible assets — net	822	741	695
Investments in partially-owned affiliates	952	728	766
Other noncurrent assets	3,259	3,025	2,584

Total assets	$29,869	$25,743	$24,086

Liabilities and Equity

Short-term debt	$592	$75	$73
Current portion of long-term debt	65	662	654
Accounts payable	6,104	5,426	4,874
Accrued compensation and benefits	1,329	1,122	1,054
Other current liabilities	3,064	2,625	2,377

Current liabilities	11,154	9,910	9,032

Long-term debt	4,519	2,652	2,638
Postretirement health and other benefits	228	235	206
Other noncurrent liabilities	2,260	2,573	2,565

Long-term liabilities	7,007	5,460	5,409

Commitments and contingencies (Note 18)

Redeemable noncontrolling interests	229	196	163

Shareholders’ equity attributable to Johnson Controls, Inc.	11,361	10,071	9,395
Noncontrolling interests	118	106	87

Total equity	11,479	10,177	9,482

Total liabilities and equity	$29,869	$25,743	$24,086

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales
Products and systems*	$8,202	$6,798	$23,904	$20,116
Services*	2,162	1,742	6,141	5,149

	10,364	8,540	30,045	25,265
Cost of sales
Products and systems*	6,954	5,783	20,455	17,254
Services*	1,860	1,418	5,152	4,213

	8,814	7,201	25,607	21,467

Gross profit	1,550	1,339	4,438	3,798

Selling, general and administrative expenses	(1,094)	(895)	(3,055)	(2,625)
Net financing charges	(43)	(39)	(124)	(117)
Equity income	56	52	183	156

Income before income taxes	469	457	1,442	1,212

Provision for income taxes	89	31	274	123

Net income	380	426	1,168	1,089

Income attributable to noncontrolling interests	23	8	82	47

Net income attributable to Johnson Controls, Inc.	$357	$418	$1,086	$1,042

Earnings per share
Basic	$0.53	$0.62	$1.60	$1.55
Diluted	$0.52	$0.61	$1.58	$1.53

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Activities
Net income attributable to Johnson Controls, Inc.	$357	$418	$1,086	$1,042
Income attributable to noncontrolling interests	23	8	82	47

Net income	380	426	1,168	1,089

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	180	158	511	492
Amortization of intangibles	13	10	36	32
Equity in earnings of partially-owned affiliates, net of dividends received	(7)	6	(80)	(38)
Deferred income taxes	(95)	(51)	(95)	(95)
Impairment charges	—	11	—	30
Equity-based compensation	13	8	49	37
Other	23	9	44	42
Changes in working capital, excluding acquisitions:
Accounts receivable	99	(182)	(416)	(218)
Inventories	(133)	(111)	(432)	(208)
Other current assets	(35)	(58)	(154)	(169)
Restructuring reserves	(14)	(32)	(83)	(156)
Accounts payable and accrued liabilities	(200)	219	(75)	595
Accrued income taxes	169	14	88	15

Cash provided by operating activities	393	427	561	1,448

Investing Activities
Capital expenditures	(365)	(215)	(900)	(526)
Sale of property, plant and equipment	18	10	36	34
Acquisition of businesses, net of cash acquired	(458)	(17)	(1,087)	(32)
Recoverable customer engineering expenditures	(33)	(18)	(72)	(56)
Changes in long-term investments	(78)	(45)	(128)	(75)

Cash used by investing activities	(916)	(285)	(2,151)	(655)

Financing Activities
Increase (decrease) in short-term debt — net	486	10	499	(569)
Increase in long-term debt	94	6	1,829	519
Repayment of long-term debt	(5)	(21)	(764)	(524)
Payment of cash dividends	(108)	(87)	(304)	(251)
Proceeds from the exercise of stock options	10	12	95	44
Settlement of interest rate swaps	—	—	24	—
Other	(14)	(3)	(22)	(20)

Cash provided (used) by financing activities	463	(83)	1,357	(801)

Effect of exchange rate changes on cash and cash equivalents	(6)	79	8	155

Increase (decrease) in cash and cash equivalents	(66)	138	(225)	147
Cash and cash equivalents at beginning of period	401	770	560	761

Cash and cash equivalents at end of period	$335	$908	$335	$908

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
1.	Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the three and nine month periods ended June 30, 2011 are not necessarily indicative of results for the Company’s 2011 fiscal year because of seasonal and other factors.

Certain amounts as of June 30, 2010 have been revised to conform to the current year’s presentation. Certain amounts for the three and nine month periods ended June 30, 2010 included within the financing activities section of the consolidated statement of cash flows have been reclassified for comparative purposes. Also, effective October 1, 2010, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 17, “Segment Information,” to the financial statements for further information.

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

Consolidated VIE’s

Based upon the criteria set forth in ASC 810, the Company has determined that for the reporting periods ended June 30, 2011, September 30, 2010 and June 30, 2010 it was the primary beneficiary in two VIE’s in which it holds less than 50% ownership as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships. These two VIE’s manufacture products in North America for the automotive industry. The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s condensed consolidated statements of financial position for the consolidated VIE’s are as follows (in millions):

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

	June 30,	September 30,	June 30,
	2011	2010	2010
Current assets	$179	$215	$187
Noncurrent assets	55	69	72

Total assets	$234	$284	$259

Current liabilities	$132	$174	$165
Noncurrent liabilities	—	—	—

Total liabilities	$132	$174	$165

Nonconsolidated VIE’s

During the three month period ended June 30, 2011, the Company acquired a 40% interest in an equity method investee. The investee produces and sells lead-acid batteries of which the Company will both purchase and supply certain batteries to complement each investment partners’ portfolio. Commencing on the third anniversary of the closing date, the Company has a contractual right to purchase the remaining 60% equity interest in the investee (the “call option”). If the Company does not exercise the call option on or before the fifth anniversary of the closing date and for a period of six months thereafter, the Company is subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price is fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company has determined that the investee is a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company is not the primary beneficiary as the Company does not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the condensed consolidated statement of financial position at June 30, 2011 was $48 million, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE are immaterial and represent normal course of business trade receivables and payables for all presented periods.

Based upon the criteria set forth in ASC 810, the Company has determined that it holds a variable interest in an equity method investee that was considered thinly capitalized at the time of its initial investment. The entity has been primarily financed with third party debt. During the three month period ended March 31, 2011, the owners of the remaining interest exercised their option to put their interest to the Company. The Company has twelve months from the date the notice was received to set the date of the put closing or to secure a third party buyer. The value of the put will be at a price that approximates fair value. The Company is not the primary beneficiary as the Company cannot make key operating decisions considered to be most significant to the VIE prior to the put closing. Therefore, the entity is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the condensed consolidated statement of financial position at June 30, 2011 was $43 million, which represents the Company’s maximum exposure to loss. The investment balance at September 30, 2010 and June 30, 2010 was $41 million. Current liabilities due to the VIE are immaterial and represent normal course of business trade payables for all presented periods. Additionally, the Company consumes a significant amount of the investee’s manufacturing output.

The Company did not have a significant variable interest in any other unconsolidated VIE’s for the presented reporting periods.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
2.	New Accounting Standards
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholder’s equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 will be effective for the Company for the quarter ending December 31, 2012. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the Company in the second quarter of fiscal 2012 (January 1, 2012). The Company has assessed the updated guidance and expects adoption to have no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 15, “Fair Value Measurements,” to the financial statements for disclosures surrounding the Company’s fair value measurements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement was effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 1, “Financial Statements,” to the financial statements for further discussion.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
3.	Acquisition of Businesses
During the third quarter of fiscal 2011, the Company completed its acquisition of Keiper/Recaro Automotive, a leader in recliner system technology with engineering and manufacturing expertise in metals and mechanisms for automobile seats, based in Kaiserslautern, Germany. The total purchase price, net of cash acquired, was approximately $450 million, all of which was paid during the three months ended June 30, 2011. In connection with the Keiper/Recaro Automotive acquisition, the Company recorded goodwill of $189 million in the automotive experience Europe segment. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

The Keiper/Recaro Automotive acquisition strengthens the Company’s metal components and mechanisms business. Keiper/Recaro’s expertise includes the complete engineering process and technologies used to produce metal seat components, structures and mechanisms. The product range encompasses mechanisms which adjust the seat’s length and height, recliners that adjust the backrest position of vehicle seats, and rear seat latches. The acquisition strengthens the Company’s competitive position in key seating components with expanded opportunities to develop new differentiating products and technologies. Increasing vertical integration and enhancing the Company’s seating components technologies are expected to accelerate future growth of the Company’s automotive seating business.

During the second quarter of fiscal 2011, the Company completed its acquisition of the C. Rob. Hammerstein Group (Hammerstein), a leading global supplier of high-quality metal seat structures, components and mechanisms based in Solingen, Germany. The total purchase price, net of cash acquired, was approximately $529 million, all of which was paid during the nine months ended June 30, 2011. In connection with the Hammerstein acquisition, the Company recorded goodwill of $217 million in the automotive experience Europe segment. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

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

In the first nine months of fiscal 2011, the Company completed three additional acquisitions for a combined purchase price, net of cash acquired, of $108 million, all of which was paid in the nine months ended June 30, 2011. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $30 million. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

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
The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable — net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable — net related to these contracts were $798 million, $683 million and $614 million at June 30, 2011, September 30, 2010 and June 30, 2010, respectively. Amounts

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
included within other current liabilities were $769 million, $639 million and $610 million at June 30, 2011, September 30, 2010 and June 30, 2010, respectively.
5.	Inventories
Inventories consisted of the following (in millions):

	June 30,	September 30,	June 30,
	2011	2010	2010
Raw materials and supplies	$1,144	$899	$787
Work-in-process	428	278	254
Finished goods	1,013	743	693

FIFO inventories	2,585	1,920	1,734
LIFO reserve	(134)	(134)	(90)

Inventories	$2,451	$1,786	$1,644

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
6.	Goodwill and Other Intangible Assets
Effective October 1, 2010, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 17, “Segment Information,” to the financial statements for further information.

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the three month period ended September 30, 2010 and the nine month period ended June 30, 2011 were as follows (in millions):

			Currency
	June 30,	Business	Translation and	September 30,
	2010	Acquisitions	Other	2010
Building efficiency
North America systems	$526	$—	$(4)	$522
North America service	672	4	—	676
Global workplace solutions	169	—	8	177
Asia	368	—	11	379
Other	1,035	—	50	1,085
Automotive experience
North America	1,377	—	1	1,378
Europe	1,022	4	114	1,140
Asia	218	—	15	233
Power solutions	830	51	30	911

Total	$6,217	$59	$225	$6,501

			Currency
	September 30,	Business	Translation and	June 30,
	2010	Acquisitions	Other	2011
Building efficiency
North America systems	$522	$—	$(3)	$519
North America service	676	—	—	676
Global workplace solutions	177	—	7	184
Asia	379	—	12	391
Other	1,085	—	36	1,121
Automotive experience
North America	1,378	4	—	1,382
Europe	1,140	429	70	1,639
Asia	233	—	10	243
Power solutions	911	3	24	938

Total	$6,501	$436	$156	$7,093

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions, were valued based on independent appraisals and consisted of (in millions):

	June 30, 2011			September 30, 2010			June 30, 2010
	Gross Carrying	Accumulated		Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Patented technology	$287	$(215)	$72	$277	$(191)	$86	$266	$(180)	$86
Customer relationships	440	(85)	355	373	(70)	303	344	(64)	280
Miscellaneous	113	(35)	78	68	(31)	37	63	(28)	35

Total amortized intangible assets	840	(335)	505	718	(292)	426	673	(272)	401
Unamortized intangible assets
Trademarks	317	—	317	315	—	315	294	—	294

Total intangible assets	$1,157	$(335)	$822	$1,033	$(292)	$741	$967	$(272)	$695

Amortization of other intangible assets for the three month periods ended June 30, 2011 and 2010 was $13 million and $10 million, respectively. Amortization of other intangible assets for the nine month periods ended June 30, 2011 and 2010 was $36 million and $32 million, respectively. Excluding the impact of future acquisitions, the Company anticipates amortization for fiscal 2012, 2013, 2014, 2015 and 2016 will be approximately $46 million, $40 million, $38 million, $36 million and $33 million per year, respectively.
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

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended June 30, 2011 and 2010 were as follows (in millions):

	Nine Months Ended
	June 30,
	2011	2010
Balance at beginning of period	$337	$344
Accruals for warranties issued during the period	150	169
Accruals from acquisitions	—	2
Accruals related to pre-existing warranties (including changes in estimates)	(32)	(1)
Settlements made (in cash or in kind) during the period	(165)	(184)
Currency translation	5	(9)

Balance at end of period	$295	$321

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
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

Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience in Europe of approximately $70 million, all of which was identified prior to the current fiscal year, due to favorable severance negotiations and the decision to not close previously planned plants in response to increased customer demand. The underspend of the initial 2009 Plan reserves has been committed for additional costs incurred as part of power solutions and automotive experience Europe and North America’s additional cost reduction initiatives. The planned workforce reductions disclosed for the 2009 Plan have been updated for the Company’s revised actions.

The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Currency
	Benefits	Translation	Total
Balance at September 30, 2010	$54	$2	$56
Utilized — cash	(6)	—	(6)

Balance at December 31, 2010	$48	$2	$50
Utilized — cash	(24)	—	(24)
Utilized — noncash	—	1	1

Balance at March 31, 2011	$24	$3	$27
Utilized — cash	(8)	—	(8)
Utilized — noncash	—	(1)	(1)

Balance at June 30, 2011	$16	$2	$18

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
Since the announcement of the 2008 Plan in September 2008, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated in Europe for building efficiency and automotive experience of approximately $95 million, all of which was identified prior to the current fiscal year, due to favorable severance negotiations, individuals transferred to open positions within the Company and changes in cost reduction actions from plant consolidation to downsizing of operations. The underspend of the initial 2008 Plan has been committed for similar additional restructuring actions. The underspend experienced by building efficiency in Europe has been committed by the same group for workforce reductions and plant consolidations. The underspend experienced by automotive experience in Europe has been committed for additional plant consolidations for automotive experience in North America and workforce reductions for building efficiency in Europe. The planned workforce reductions disclosed for the 2008 Plan have been updated for the Company’s revised actions.

The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Currency
	Benefits	Translation	Total
Balance at September 30, 2010	$108	$(28)	$80
Utilized — cash	(24)	—	(24)
Utilized — noncash	—	(2)	(2)

Balance at December 31, 2010	$84	$(30)	$54
Utilized — cash	(15)	—	(15)
Utilized — noncash	—	1	1

Balance at March 31, 2011	$69	$(29)	$40
Utilized — cash	(6)	—	(6)
Utilized — noncash	—	3	3

Balance at June 30, 2011	$63	$(26)	$37

The 2008 and 2009 Plans included workforce reductions of approximately 20,400 employees (9,500 for automotive experience — North America, 5,200 for automotive experience — Europe, 1,100 for automotive experience — Asia, 2,900 for building efficiency — other, 700 for building efficiency — global workplace solutions, 200 for building efficiency — Asia and 800 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of June 30, 2011, approximately 17,100 of the employees have been separated from the Company pursuant to the 2008 and 2009 Plans. In addition, the 2008 and 2009 Plans included 33 plant closures (14 for automotive experience — North America, 11 for automotive experience — Europe, 3 for automotive experience — Asia, 2 for building efficiency — other and 3 for power solutions). As of June 30, 2011, 26 of the 33 plants have been closed.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
9.	Income Taxes
The more significant components of the Company’s income tax provision are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Federal, state and foreign income tax expense at annual effective rate	$89	$82	$274	$218

Valuation allowance adjustment	—	(13)	—	(106)
Uncertain tax positions	—	(38)	—	(7)
Medicare Part D	—	—	—	18

Provision for income taxes	$89	$31	$274	$123

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2011, the Company’s estimated annual effective income tax rate from continuing operations is 19% versus the prior year rate of 18%.

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

It is reasonably possible that over the remainder of fiscal 2011, valuation allowances against deferred tax assets in certain jurisdictions of up to $50 million may be released.

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

Uncertain Tax Positions

At September 30, 2010, the Company had gross tax effected unrecognized tax benefits of $1,262 million of which $1,063 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2010 was approximately $68 million (net of tax benefit). The net change in interest and penalties during the nine months ended June 30, 2011 was $27 million, and for the same period in fiscal 2010 was $52 million, including $26 million of periodic interest expense on existing uncertain tax positions and $26 million related to the events described

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
below. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Based on published case law in a non-U.S. jurisdiction and the settlement of a tax audit during the third quarter of fiscal 2010, the Company released net $38 million of reserves for uncertain tax positions, including interest and penalties.

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
June 30, 2011
(unaudited)
In the U.S., the fiscal years 2007 through 2009 are currently under exam by the Internal Revenue Service (IRS) and 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Austria	2006 — 2008
Belgium	2008 — 2009
Brazil	2005 — 2008
Canada	2007 — 2008
Czech Republic	2007 — 2008
France	2002 — 2010
Germany	2001 — 2009
Italy	2005 — 2007
Mexico	2003 — 2004
Poland	2007 — 2008
Spain	2006 — 2008
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

During the nine month period ended June 30, 2011, tax legislation was adopted in various jurisdictions. None of these changes had a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
10.	Retirement Plans
The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with ASC 715, “Compensation — Retirement Benefits” (in millions):

	U.S. Pension Plans
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$16	$16	$49	$50
Interest cost	36	38	108	114
Expected return on plan assets	(53)	(44)	(157)	(134)
Amortization of net actuarial loss	14	8	42	22
Amortization of prior service cost	1	—	1	1

Net periodic benefit cost	$14	$18	$43	$53

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$9	$9	$26	$28
Interest cost	17	16	51	51
Expected return on plan assets	(20)	(15)	(58)	(47)
Amortization of net actuarial loss	3	3	9	8
Amortization of prior service cost	—	—	1	—
Settlement loss	—	—	—	1
Curtailment gain	—	—	(19)	—

Net periodic benefit cost	$9	$13	$10	$41

	Postretirement Health and Other Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$1	$1	$3	$3
Interest cost	3	4	10	11
Amortization of net actuarial loss	1	—	2	—
Amortization of prior service credit	(4)	(4)	(13)	(13)

Net periodic benefit cost	$1	$1	$2	$1

11.	Debt and Financing Arrangements
During the quarter ended June 30, 2011, a 150 million euro revolving credit facility and a 50 million euro revolving credit facility matured. There were no draws outstanding on either facility.

During the quarter ended June 30, 2011, a total of 157,820 equity units, which had a purchase contract settlement date of March 31, 2012, were early exercised. As a result, the Company issued 766,673 shares of Johnson Controls, Inc. common stock and approximately $8 million of 11.50% notes due 2042.

During the quarter ended March 31, 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in February 2015. The facility is used to support the Company’s outstanding commercial paper. At June 30, 2011, there were no draws on the facility.

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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
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
12.	Earnings Per Share
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income Available to Common Shareholders
Basic income available to common shareholders	$357	$418	$1,086	$1,042
Interest expense, net of tax	1	1	2	4

Diluted income available to common shareholders	$358	$419	$1,088	$1,046

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	678.6	672.7	677.1	671.6
Effect of dilutive securities:
Stock options	8.7	6.2	8.6	6.1
Equity units	3.9	4.5	4.3	4.5
Convertible senior notes	—	0.1	—	0.1

Diluted weighted average shares outstanding	691.2	683.5	690.0	682.3

Antidilutive Securities
Options to purchase common shares	—	0.5	—	0.5
During the three months ended June 30, 2011 and 2010, the Company declared a dividend of $0.16 and $0.13, respectively, per common share. During the nine months ended June 30, 2011 and 2010, the Company declared three quarterly dividends totaling $0.48 and $0.39, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
13.	Equity and Noncontrolling Interests
The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Equity Attributable to	Equity Attributable to		Equity Attributable to	Equity Attributable to
	Johnson	Noncontrolling		Johnson	Noncontrolling
	Controls, Inc.	Interests	Total Equity	Controls, Inc.	Interests	Total Equity
Beginning balance, March 31	$10,976	$130	$11,106	$9,378	$96	$9,474
Total comprehensive income (loss):
Net income	357	10	367	418	(5)	413
Foreign currency translation adjustments	131	(1)	130	(322)	(2)	(324)
Realized and unrealized losses on derivatives	(7)	—	(7)	(14)	—	(14)
Unrealized losses on marketable common stock	—	—	—	(2)	—	(2)
Employee retirement plans	(6)	—	(6)	5	—	5

Other comprehensive income (loss)	118	(1)	117	(333)	(2)	(335)

Comprehensive income (loss)	475	9	484	85	(7)	78

Other changes in equity:
Cash dividends - common stock	(109)	—	(109)	(88)	—	(88)
Dividends attributable to noncontrolling interests	—	(22)	(22)	—	(3)	(3)
Redemption value adjustment attributable to redeemable noncontrolling interests	(2)	—	(2)	—	—	—
Other, including options exercised	21	1	22	20	1	21

Ending balance, June 30	$11,361	$118	$11,479	$9,395	$87	$9,482

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

	Nine Months Ended June 30, 2011			Nine Months Ended June 30, 2010
	Equity Attributable to	Equity Attributable to		Equity Attributable to	Equity Attributable to
	Johnson	Noncontrolling		Johnson	Noncontrolling
	Controls, Inc.	Interests	Total Equity	Controls, Inc.	Interests	Total Equity
Beginning balance, September 30	$10,071	$106	$10,177	$9,100	$84	$9,184
Total comprehensive income:
Net income	1,086	41	1,127	1,042	25	1,067
Foreign currency translation adjustments	301	—	301	(604)	(3)	(607)
Realized and unrealized losses on derivatives	(5)	—	(5)	(7)	—	(7)
Unrealized gains (losses) on marketable common stock	7	—	7	(2)	—	(2)
Employee retirement plans	65	—	65	43	—	43

Other comprehensive income (loss)	368	—	368	(570)	(3)	(573)

Comprehensive income	1,454	41	1,495	472	22	494

Other changes in equity:
Cash dividends - common stock	(326)	—	(326)	(262)	—	(262)
Dividends attributable to noncontrolling interests	—	(30)	(30)	—	(20)	(20)
Redemption value adjustment attributable to redeemable noncontrolling interests	3	—	3	9	—	9
Other, including options exercised	159	1	160	76	1	77

Ending balance, June 30	$11,361	$118	$11,479	$9,395	$87	$9,482

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Beginning balance, March 31	$223	$153
Net income	13	13
Foreign currency translation adjustments	(3)	(3)
Dividends attributable to redeemable noncontrolling interests	(6)	—
Redemption value adjustment	2	—

Ending balance, June 30	$229	$163

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
Beginning balance, September 30	$196	$155
Net income	41	22
Foreign currency translation adjustments	1	(5)
Dividends attributable to noncontrolling interests	(6)	—
Redemption value adjustment	(3)	(9)

Ending balance, June 30	$229	$163

14.	Derivative Instruments and Hedging Activities
The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 15, “Fair Value Measurements,” to the financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

		Volume Outstanding as of
Commodity	Units	June 30, 2011	September 30, 2010	June 30, 2010
Copper	Pounds	13,150,000	24,550,000	16,735,000
Lead	Metric Tons	26,517	18,450	25,961
Aluminum	Metric Tons	1,134	8,276	—
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2011, September 30, 2010 and June 30, 2010, the Company had hedged approximately 4.3 million, 3.4 million and 3.4 million shares of its common stock, respectively.
The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.80% notes maturing November 15, 2012 and two fixed to floating swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013. In the fourth quarter of fiscal 2010, the Company terminated all of its interest rate swaps. In the second quarter of fiscal 2011 the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.80% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014.
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
June 30, 2011
(unaudited)
The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as			Derivatives and Hedging Activities Not Designated
	Hedging Instruments under ASC 815			as Hedging Instruments under ASC 815
	June 30,	September 30,	June 30,	June 30,	September 30,	June 30,
	2011	2010	2010	2011	2010	2010
Other current assets
Foreign currency exchange derivatives	$8	$19	$14	$—	$8	$9
Commodity derivatives	8	14	2	—	—	—
Other noncurrent assets
Interest rate swaps	15	—	9	—	—	—
Equity swap	—	—	—	177	104	91
Foreign currency exchange derivatives	1	1	1	1	1	1

Total assets	$32	$34	$26	$178	$113	$101

Current portion of long-term debt
Fixed rate debt swapped to floating	$—	$—	$594	$—	$—	$—
Other current liabilities
Foreign currency exchange derivatives	7	19	15	1	8	8
Net investment hedges	8	17	7	—	—	—
Commodity derivatives	1	—	8	—	—	—
Long-term debt
Fixed rate debt swapped to floating	865	—	404	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	1	2	—	1	1

Total liabilities	$882	$37	$1,030	$1	$9	$9

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
The following table presents the location and amount of gains and losses gross of tax on derivative instruments and related hedge items included in the Company’s consolidated statements of income for the three and nine months ended June 30, 2011 and 2010 and amounts recorded in AOCI net of tax or cumulative translation adjustment (CTA) net of tax in the condensed consolidated statements of financial position (in millions):

	As of	Three Months Ended		Three Months Ended
	June 30, 2011	June 30, 2011		June 30, 2011
			Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	Amount of Gain
	(Loss) Recognized in	Reclassified from AOCI	from AOCI into	Recognized in Income on	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	AOCI on Derivative	into Income (Effective	Income (Effective	Derivative (Ineffective	Income on Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$1	Cost of sales	$2	Cost of sales	$—
Commodity derivatives	5	Cost of sales	7	Cost of sales	—
Forward treasury locks	9	Net financing charges	—	Net financing charges	—

Total	$15		$9		$—

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2011
		Amount of Gain
	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	Amount of Gain
	Reclassified from AOCI	from AOCI into	Recognized in Income on	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	into Income (Effective	Income (Effective	Derivative (Ineffective	Income on Derivative
Hedging Relationships	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	Cost of sales	$6	Cost of sales	$—
Commodity derivatives	Cost of sales	26	Cost of sales	—
Forward treasury locks	Net financing charges	1	Net financing charges	—

Total		$33		$—

	As of	Three Months Ended		Three Months Ended
	June 30, 2010	June 30, 2010		June 30, 2010
			Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	Amount of Gain
	(Loss) Recognized in	Reclassified from AOCI	from AOCI into	Recognized in Income on	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	AOCI on Derivative	into Income (Effective	Income (Effective	Derivative (Ineffective	Income on Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$(1)	Cost of sales	$1	Cost of sales	$—
Commodity derivatives	(5)	Cost of sales	(1)	Cost of sales	—
Forward treasury locks	11	Net financing charges	1	Net financing charges	—

Total	$5		$1		$—

	Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2010
Amount of Gain
	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	Amount of Gain
	Reclassified from AOCI	from AOCI into	Recognized in Income on	(Loss) Recognized in
Derivatives in ASC 815 Cash Flow	into Income (Effective	Income (Effective	Derivative (Ineffective	Income on Derivative
Hedging Relationships	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	Cost of sales	$(3)	Cost of sales	$—
Commodity derivatives	Cost of sales	1	Cost of sales	—
Forward treasury locks	Net financing charges	2	Net financing charges	—

Total		$—		$—

	As of	As of
	June 30, 2011	June 30, 2010
	Amount of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Recognized in
	CTA on Outstanding	CTA on Outstanding
Hedging Activities in ASC 815 Net	Derivatives (Effective	Derivatives (Effective
Investment Hedging Relationships	Portion)	Portion)
Net investment hedges	$(5)	$(4)

Total	$(5)	$(4)

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
For the three and nine months ended June 30, 2011 and 2010, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

		Three Months Ended	Nine Months Ended
		June 30, 2011	June 30, 2011
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative	Derivative
Interest rate swap	Net financing charges	$12	$14
Fixed rate debt swapped to floating	Net financing charges	(11)	(14)

Total		$1	$—

		Three Months Ended	Nine Months Ended
		June 30, 2010	June 30, 2010
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative	Derivative
Interest rate swap	Net financing charges	$4	$4
Fixed rate debt swapped to floating	Net financing charges	(1)	5

Total		$3	$9

		Three Months Ended	Nine Months Ended
		June 30, 2011	June 30, 2011
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$8	$18
Foreign currency exchange derivatives	Net financing charges	(7)	(9)
Equity swap	Selling, general and administrative expenses	—	42

Total		$1	$51

		Three Months Ended	Nine Months Ended
		June 30, 2010	June 30, 2010
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$110	$198
Foreign currency exchange derivatives	Net financing charges	(103)	(160)
Equity swap	Selling, general and administrative expenses	(21)	2
Commodity derivatives	Cost of sales	1	1

Total		$(13)	$41

15. Fair Value Measurements
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
June 30, 2011
(unaudited)
ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2011, September 30, 2010 and June 30, 2010 (in millions):

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$8	$—	$—
Commodity derivatives	8	—	8	—
Other noncurrent assets
Interest rate swaps	15	—	15	—
Investments in marketable common stock	38	38	—	—
Equity swap	177	177	—	—
Foreign currency exchange derivatives	2	2	—	—

Total assets	$248	$225	$23	$—

Other current liabilities
Foreign currency exchange derivatives	$8	$8	$—	$—
Cross-currency interest rate swaps	8	—	8	—
Commodity derivatives	1	—	1	—
Long-term debt
Fixed rate debt swapped to floating	865	—	865	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	1	—	—

Total liabilities	$883	$9	$874	$—

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
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

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$23	$23	$—	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Interest rate swaps	9	—	9	—
Investments in marketable common stock	24	24	—	—
Equity swap	91	91	—	—
Foreign currency exchange derivatives	2	2	—	—

Total assets	$151	$140	$11	$—

Current portion of long-term debt
Fixed rate debt swapped to floating	$594	$—	$594	$—
Other current liabilities
Foreign currency exchange derivatives	23	23	—	—
Cross-currency interest rate swaps	7	—	7	—
Commodity derivatives	8	—	8	—
Long-term debt
Fixed rate debt swapped to floating	404	—	404	—
Other noncurrent liabilities
Foreign currency exchange derivatives	3	3	—	—

Total liabilities	$1,039	$26	$1,013	$—

Valuation Methods
Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2011, September 30, 2010 and June 30, 2010. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statement of income.
Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to commodity price changes at June 30, 2011, September 30, 2010 and June 30, 2010.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
Interest rate swaps and related debt — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.80% notes maturing November 15, 2012 and two fixed to floating interest rate swaps totaling $300 million to hedge the coupons of its 4.875% notes maturing September 15, 2013. In the fourth quarter of fiscal 2010, the Company terminated all of its interest rate swaps. In the second quarter of fiscal 2011 the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.80% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014.
Investments in marketable common stock — The Company invested in certain marketable common stock during the third quarter of fiscal 2010. The securities are valued under a market approach using publicized share prices. As of June 30, 2011 and September 30, 2010, the Company recorded unrealized gains of $10 million and $3 million, respectively, in other comprehensive income on these investments. As of June 30, 2010, the Company recorded unrealized losses of $2 million in other comprehensive income on these investments.
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
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $4.9 billion, $3.7 billion and $3.6 billion at June 30, 2011, September 30, 2010 and June 30, 2010, respectively, was determined using market quotes.
16. Impairment of Long-Lived Assets
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
At June 30, 2011, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
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
At December 31, 2010, in conjunction with the preparation of its financial statements, the Company assessed goodwill for impairment in the building efficiency business unit due to the change in reportable segments as described in Note 17, “Segment Information,” to the financial statements. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at December 31, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
17. Segment Information
Effective October 1, 2010, the building efficiency business unit of the Company reorganized its management reporting structure to reflect its current business activities.
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
June 30, 2011
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
Management evaluates the performance of the segments based primarily on segment income, which represents income before income taxes and noncontrolling interests excluding net financing charges. General Corporate and other overhead expenses are allocated to business segments in determining segment income. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Building efficiency
North America systems	$633	$551	$1,711	$1,552
North America service	601	531	1,639	1,505
Global workplace solutions	1,046	787	3,053	2,404
Asia	498	349	1,334	988
Other	1,115	999	3,068	2,759

	3,893	3,217	10,805	9,208

Automotive experience
North America	1,772	1,740	5,517	4,981
Europe	2,800	2,033	7,693	6,238
Asia	546	440	1,717	1,263

	5,118	4,213	14,927	12,482

Power solutions	1,353	1,110	4,313	3,575

Total net sales	$10,364	$8,540	$30,045	$25,265

Johnson Controls, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

	Segment Income
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Building efficiency
North America systems	$66	$61	$169	$144
North America service	35	25	69	50
Global workplace solutions	7	6	17	18
Asia	69	47	178	119
Other	30	51	45	67

	207	190	478	398

Automotive experience
North America	67	97	328	293
Europe	24	49	40	110
Asia	51	25	162	78

	142	171	530	481

Power solutions	163	135	558	450

Total segment income	$512	$496	$1,566	$1,329

Net financing charges	(43)	(39)	(124)	(117)

Income before income taxes	$469	$457	$1,442	$1,212

18. Commitments and Contingencies
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs recorded in the condensed consolidated statements of financial position were $42 million, $47 million and $38 million at June 30, 2011, September 30, 2010 and June 30, 2010, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At June 30, 2011, September 30, 2010 and June 30, 2010, the Company recorded conditional asset retirement obligations in the condensed consolidated statements of financial position of $95 million, $84 million and $81 million, respectively.
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
We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income and of cash flows for the three-month and nine-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2010, and the related consolidated statements of income, of shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 23, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2010, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 3, 2011
PricewaterhouseCoopers LLP, 100 East Wisconsin Avenue, Milwaukee, WI 53202
T: (414) 212- 1600, F: (414) 212- 1880, www.pwc.com/us

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

The following information should be read in conjunction with the September 30, 2010 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2010 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended June 30, 2011 compared to the three months ended June 30, 2010, while references to “Year-to-Date” refer to the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.
Outlook
On July 20, 2011, the Company updated its fiscal 2011 fourth quarter guidance. The Company announced that it expects to earn $0.75 per diluted share in the fourth fiscal quarter. The fourth quarter estimate includes charges of up to $0.03 per diluted share for acquisition and related costs and up to $0.02 per diluted share related to Japanese automotive original equipment production disruptions.
Liquidity and Capital Resources
The Company believes its capital resources and liquidity position at June 30, 2011 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities, announced acquisitions and any other potential acquisitions in fiscal 2011 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of June 30, 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2011, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $10.6 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s material debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2011, the Company believes the long-term rate of return will approximate 8.50% and 5.50% for U.S. and non-U.S. plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to pension expense in future years. During the first nine months of fiscal 2011, the Company has made approximately $234 million in total pension contributions. In total, the Company expects to contribute approximately $400 million in cash to its defined benefit pension and postretirement health plans in fiscal 2011.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income before income taxes and noncontrolling interests excluding net financing charges.
Effective October 1, 2010, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 17, “Segment Information,” to the financial statements for further information.
Summary

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Net sales	$10,364	$8,540	21%	$30,045	$25,265	19%
Segment income	512	496	3%	1,566	1,329	18%
Three Months:
•	The $1.8 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($612 million) as a result of increased industry production levels by the Company’s major original equipment manufacturer (OEM) customers and current year business acquisitions, partially offset by the negative impact of the earthquake in Japan and related events; the favorable impact of foreign currency translation ($528 million); higher sales in the building efficiency businesses ($500 million) as a result of increased sales volumes across all segments; and higher sales in the power solutions business ($184 million) as a result of a prior year business acquisition and the impact of higher lead costs on pricing.

•	The $16 million increase in segment income was primarily due to higher volumes in the automotive experience and building efficiency businesses, favorable pricing and product mix net of lead and other commodity costs in the power solutions business, a warranty accrual adjustment due to favorable experience in the building efficiency other segment and the favorable impact of foreign currency translation ($28 million), partially offset by higher overall selling, general and administrative expenses, costs related to business acquisitions and unfavorable pricing in the automotive experience Europe segment, non-recurring charges related to South America indirect taxes in the building efficiency other segment, and the negative impact of the earthquake in Japan and related events.
Year-to-Date:
•	The $4.8 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($2.3 billion) as a result of increased industry production levels by our major OEM customers and current year business acquisitions, partially offset by the negative impact of the earthquake in Japan and related events; higher sales in the building efficiency business ($1.4 billion) as a result of increased sales volumes across all segments; higher sales in the power solutions business ($718 million) as a result of increased sales volumes, a prior year business acquisition and the impact of higher lead costs on pricing; and the favorable impact of foreign currency translation ($427 million).

•	The $237 million increase in segment income was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses, higher equity income in the automotive experience Asia segment, favorable pricing and product mix net of lead and other commodity costs in the power solutions business, a warranty accrual adjustment due to favorable experience in the building efficiency other segment and the favorable impact of foreign currency translation ($29 million), partially offset by higher overall selling, general and administrative expenses net of an automotive experience legal settlement award; costs related to business acquisitions, unfavorable commercial settlements and pricing, higher operating costs and unfavorable purchasing costs in the automotive experience Europe segment; non-recurring charges related to South America indirect taxes in the building efficiency other segment; and the negative impact of the earthquake in Japan and related events.

Building Efficiency — Net Sales

	Net Sales			Net Sales
	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2011	2010	Change	2011	2010	Change
North America systems	$633	$551	15%	$1,711	$1,552	10%
North America service	601	531	13%	1,639	1,505	9%
Global workplace solutions	1,046	787	33%	3,053	2,404	27%
Asia	498	349	43%	1,334	988	35%
Other	1,115	999	12%	3,068	2,759	11%

	$3,893	$3,217	21%	$10,805	$9,208	17%

Three Months:
•	The increase in North America systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($79 million) and the favorable impact of foreign currency translation ($3 million).

•	The increase in North America service was primarily due to higher volumes, mainly driven by energy solutions ($67 million) and the favorable impact of foreign currency translation ($3 million).

•	The increase in global workplace solutions was primarily due to a net increase in services to new and existing customers ($183 million) and the favorable impact of foreign currency translation ($76 million).

•	The increase in Asia was primarily due to higher volumes of equipment and controls systems ($100 million), the favorable impact of foreign currency translation ($28 million) and higher service volumes including the negative impact of the Japan earthquake and related events ($21 million).

•	The increase in other was primarily due to the favorable impact of foreign currency translation ($66 million) and higher volumes in Middle East ($65 million), Europe ($8 million), Latin America ($7 million) and other business areas ($7 million), partially offset by lower volumes in unitary products ($37 million).
Year-to-Date:
•	The increase in North America systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($151 million) and the favorable impact of foreign currency translation ($8 million).

•	The increase in North America service was primarily due to higher volumes, mainly driven by energy solutions ($114 million), incremental sales due to a prior year business acquisition ($12 million) and the favorable impact of foreign currency translation ($8 million).

•	The increase in global workplace solutions was primarily due to a net increase in services to new and existing customers ($551 million) and the favorable impact of foreign currency translation ($98 million).

•	The increase in Asia was primarily due to higher volumes of equipment and controls systems ($219 million), the favorable impact of foreign currency translation ($65 million) and higher service volumes including the negative impact of the Japan earthquake and related events ($62 million).

•	The increase in other was primarily due to higher volumes in Middle East ($123 million), Latin America ($104 million), Europe ($35 million), unitary products ($7 million) and other business areas ($3 million), and the favorable impact of foreign currency translation ($37 million).

Building Efficiency — Segment Income

	Segment Income			Segment Income
	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2011	2010	Change	2011	2010	Change
North America systems	$66	$61	8%	$169	$144	17%
North America service	35	25	40%	69	50	38%
Global workplace solutions	7	6	17%	17	18	-6%
Asia	69	47	47%	178	119	50%
Other	30	51	-41%	45	67	-33%

	$207	$190	9%	$478	$398	20%

Three Months:
•	The increase in North America systems was primarily due to higher volumes ($17 million), partially offset by higher selling, general and administrative expenses ($12 million).

•	The increase in North America service was primarily due to prior year information technology implementation costs ($15 million), higher volumes ($11 million) and lower selling, general and administrative expenses ($1 million), partially offset by unfavorable mix and margin rates ($18 million).

•	The increase in global workplace solutions was primarily due to higher volumes ($13 million) and the favorable impact of foreign currency translation ($3 million), partially offset by unfavorable margin rates ($9 million) and higher selling, general and administrative expenses ($6 million).

•	The increase in Asia was primarily due to higher volumes ($31 million) and the favorable impact of foreign currency translation ($4 million), partially offset by higher selling, general and administrative expenses ($11 million) and unfavorable margin rates ($1 million).

•	The decrease in other was primarily due to non-recurring charges related to South America indirect taxes ($29 million), higher selling, general and administrative expenses ($12 million), distribution business costs ($11 million) and unfavorable margin rates ($5 million), partially offset by a warranty accrual adjustment due to favorable experience ($20 million), higher volumes ($11 million), higher equity income ($4 million) and the favorable impact of foreign currency translation ($1 million).
Year-to-Date:
•	The increase in North America systems was primarily due to higher volumes ($30 million), favorable margin rates ($14 million) and prior year reserves for existing customers ($11 million), partially offset by higher selling, general and administrative expenses ($29 million).

•	The increase in North America service was primarily due to prior year inventory adjustments and information technology implementation costs ($43 million), higher volumes ($24 million) and lower selling, general and administrative expenses ($9 million), partially offset by unfavorable mix and margin rates ($56 million).

•	The decrease in global workplace solutions was primarily due to unfavorable margin rates ($23 million) and higher selling, general and administrative expenses ($18 million), partially offset by higher volumes ($36 million) and the favorable impact of foreign currency translation ($4 million).

•	The increase in Asia was primarily due to higher volumes ($72 million) and the favorable impact of foreign currency translation ($10 million), partially offset by higher selling, general and administrative expenses ($22 million) and unfavorable margin rates ($1 million).

•	The decrease in other was primarily due to higher selling, general and administrative expenses ($45 million), non-recurring charges related to South America indirect taxes ($29 million), unfavorable margin rates ($24 million) and distribution business costs ($11 million), partially offset by higher volumes ($58 million), a warranty accrual adjustment due to favorable experience ($20 million), higher equity income ($8 million) and the favorable impact of foreign currency translation ($1 million).
Automotive Experience — Net Sales

	Net Sales			Net Sales
	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2011	2010	Change	2011	2010	Change
North America	$1,772	$1,740	2%	$5,517	$4,981	11%
Europe	2,800	2,033	38%	7,693	6,238	23%
Asia	546	440	24%	1,717	1,263	36%

	$5,118	$4,213	21%	$14,927	$12,482	20%

Three Months:
•	The increase in North America was primarily due to higher volumes to the Company’s major OEM customers ($275 million) and net favorable commercial settlements and pricing ($13 million), partially offset by the negative impact of the Japan earthquake and related events ($256 million).

•	The increase in Europe was primarily due to incremental sales due to business acquisitions ($351 million), the favorable impact of foreign currency translation ($279 million), and higher volumes and new customer awards including the negative impact of the Japan earthquake and related events ($161 million), partially offset by net unfavorable commercial settlements and pricing ($24 million).

•	The increase in Asia was primarily due to higher volumes and new customer awards including the negative impact of the Japan earthquake and related events ($92 million) and the favorable impact of foreign currency translation ($14 million).
Year-to-Date:
•	The increase in North America was primarily due to higher volumes to the Company’s major OEM customers ($774 million) and net favorable commercial settlements and pricing ($18 million), partially offset by the negative impact of the Japan earthquake and related events ($256 million).

•	The increase in Europe was primarily due to higher volumes and new customer awards including the negative impact of the Japan earthquake and related events ($741 million), incremental sales due to business acquisitions ($606 million) and the favorable impact of foreign currency translation ($152 million), partially offset by net unfavorable commercial settlements and pricing ($44 million).

•	The increase in Asia was primarily due to higher volumes and new customer awards including the negative impact of the Japan earthquake and related events ($415 million) and the favorable impact of foreign currency translation ($39 million).

Automotive Experience — Segment Income

	Segment Income			Segment Income
	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2011	2010	Change	2011	2010	Change
North America	$67	$97	-31%	$328	$293	12%
Europe	24	49	-51%	40	110	-64%
Asia	51	25	*	162	78	*

	$142	$171	-17%	$530	$481	10%

*	Measure not meaningful
Three Months:
•	The decrease in North America was primarily due to the negative impact of the earthquake in Japan and related events ($59 million), higher selling, general and administrative expenses ($23 million), higher engineering expenses ($9 million) and higher operating and purchasing costs ($3 million), partially offset by higher volumes ($50 million), net favorable commercial settlements and pricing ($12 million) and higher equity income ($2 million).

•	The decrease in Europe was primarily due to costs related to business acquisitions ($28 million), unfavorable pricing ($24 million), higher selling, general and administrative expenses ($24 million), higher engineering expenses ($9 million), higher operating costs ($4 million) and lower equity income ($2 million), partially offset by higher volumes including the negative impact of the earthquake in Japan and related events ($31 million), operating income of current year acquisitions ($15 million), the favorable impact of foreign currency translation ($14 million) and lower purchasing costs ($6 million).

•	The increase in Asia was primarily due to higher volumes including the negative impact of the earthquake in Japan and related events ($18 million), a prior year impairment charge on a headquarters building in Japan ($11 million), lower purchasing costs ($8 million), higher equity income mainly in China ($4 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher selling, general and administrative expenses ($8 million), unfavorable pricing ($6 million) and higher engineering expenses ($2 million).
Year-to-Date:
•	The increase in North America was primarily due to higher volumes ($137 million), net favorable commercial settlements and pricing ($8 million), and lower operating and purchasing costs ($7 million), partially offset by the negative impact of the earthquake in Japan and related events ($59 million), higher selling, general and administrative expenses net of a legal settlement award ($41 million), and higher engineering expenses ($17 million).

•	The decrease in Europe was primarily due to costs related to business acquisitions ($64 million), unfavorable commercial settlements and pricing ($57 million), higher operating costs ($38 million), higher engineering expenses ($38 million), higher purchasing costs ($24 million), higher selling, general and administrative expenses ($24 million) and lower equity income ($3 million), partially offset by higher volumes including the negative impact of the earthquake in Japan and related events ($153 million), operating income of current year acquisitions ($15 million) and the favorable impact of foreign currency translation ($10 million).

•	The increase in Asia was primarily due to higher volumes including the negative impact of the earthquake in Japan and related events ($67 million), higher equity income mainly in China ($28 million), lower purchasing costs ($11 million), a prior year impairment charge on a headquarters building in Japan ($11 million), lower operating costs ($7 million) and the favorable impact of foreign currency translation ($2 million), partially offset by higher selling, general and administrative expenses ($22 million), higher engineering expenses ($14 million) and unfavorable pricing ($6 million).
Power Solutions

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Net sales	$1,353	$1,110	22%	$4,313	$3,575	21%
Segment income	163	135	21%	558	450	24%
Three Months:

•	Net sales increased primarily due to sales associated with a prior year business acquisition ($81 million), the impact of higher lead costs on pricing ($78 million), the favorable impact of foreign currency translation ($59 million) and favorable price/product mix ($33 million), partially offset by lower volumes including the negative impact of the earthquake in Japan and related events ($8 million).

•	Segment income increased primarily due to favorable pricing and product mix net of lead and other commodity costs ($65 million), income associated with a prior year business acquisition ($8 million) and the favorable impact of foreign currency translation ($5 million), partially offset by higher operating and transportation costs ($26 million), higher selling, general and administrative expenses ($20 million), lower sales volumes ($2 million) and lower equity income ($2 million).

Year-to-Date:

•	Net sales increased primarily due to sales associated with a prior year business acquisition ($231 million), higher sales volumes including the negative impact of the earthquake in Japan and related events ($226 million), the impact of higher lead costs on pricing ($204 million), favorable price/product mix ($57 million) and the favorable impact of foreign currency translation ($20 million).

•	Segment income increased primarily due to favorable pricing and product mix net of lead and other commodity costs ($88 million), higher sales volumes ($57 million), income associated with a prior year business acquisition ($24 million) and the favorable impact of foreign currency translation ($2 million), partially offset by higher selling, general and administrative expenses ($40 million) and higher operating and transportation costs ($22 million).
Net Financing Charges

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Net financing charges	$43	$39	10%	$124	$117	6%
•	The increase in net financing charges for the three and nine month periods ended June 30, 2011 was primarily due to higher debt levels in the current periods.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Tax provision	$89	$31	$274	$123
Effective tax rate	19.0%	6.8%	19.0%	10.2%
Estimated annual base effective tax rate	19.0%	18.0%	19.0%	18.0%
•	In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.
•	In the third quarter of fiscal 2010, the Company determined that it was more likely than not that the deferred tax assets within a Slovakia automotive entity would be utilized. Therefore, the Company released $13 million of valuation allowances in the three month period ended June 30, 2010.
•	Based on published case law in a non-U.S. jurisdiction and the settlement of a tax audit during the third quarter of fiscal 2010, the Company released net $38 million of reserves for uncertain tax positions, including interest and penalties.
•	In the second quarter of fiscal 2010, the Company recorded a noncash charge of approximately $18 million due to law changes related to the tax treatment of the Medicare Part D subsidy due to passage of comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR3590).
•	In the first quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax assets in Brazil would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.
•	As a result of certain events related to prior year tax planning initiatives, during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties, which impacted the effective tax rate.
Income Attributable to Noncontrolling Interests

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Income attributable to noncontrolling interests	$23	$8	*	$82	$47	74%

*	Measure not meaningful
•	The increase in income attributable to noncontrolling interests for the three month period ended June 30, 2011 was primarily due to higher earnings at an automotive experience partially-owned affiliate in North America. The increase in income attributable to noncontrolling interests for the nine month period ended June 30, 2011 was primarily due to improved earnings at certain automotive experience partially-owned affiliates in North America and Asia and a power solutions partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Net income attributable to Johnson Controls, Inc.	$357	$418	-15%	$1,086	$1,042	4%
•	The decrease in net income attributable to Johnson Controls, Inc. for the three months ended June 30, 2011 was primarily due to higher overall selling, general and administrative expenses, costs related to business acquisitions and unfavorable pricing in the automotive experience Europe segment, non-recurring charges related to South America indirect taxes in the building efficiency other segment, the negative impact of the earthquake in Japan and related events, higher provision for income taxes and higher income attributable to noncontrolling interests, partially offset by higher volumes in the automotive experience and building efficiency businesses, favorable pricing and product mix net of lead and other commodity costs in the power solutions business, a warranty accrual adjustment due to favorable experience in the building efficiency other segment and the favorable impact of foreign currency translation.
•	The increase in net income attributable to Johnson Controls, Inc. for the nine months ended June 30, 2011 was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses, higher equity income in the automotive experience Asia segment, favorable pricing and product mix net of lead and other commodity costs in the power solutions business, a warranty accrual adjustment due to favorable experience in the building efficiency other segment and the favorable impact of foreign currency translation, partially offset by higher overall selling, general and administrative expenses net of an automotive experience legal settlement award; costs related to business acquisitions, unfavorable commercial settlements and pricing, higher operating costs and unfavorable purchasing costs in the automotive experience Europe segment; non-recurring charges related to South America indirect taxes in the building efficiency other segment; the negative impact of the earthquake in Japan and related events; higher provision for income taxes; and higher income attributable to noncontrolling interests.
Backlog
Building efficiency’s backlog relates to its control systems and service activity. At June 30, 2011, the unearned backlog was $5.1 billion, or a 16% increase compared to June 30, 2010. Excluding the positive impact of foreign currency, the backlog was higher by 11% at June 30, 2011 compared to June 30, 2010. The North America service, Asia, other and North America systems segment backlog increased compared to prior year levels.
Financial Condition
Working Capital

	June 30,	September 30,		June 30,
(in millions)	2011	2010	Change	2010	Change
Working capital	$1,726	$919	88%	$905	91%

Accounts receivable	7,094	6,095	16%	5,452	30%
Inventories	2,451	1,786	37%	1,644	49%
Accounts payable	6,104	5,426	12%	4,874	25%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The increase in working capital as compared to September 30, 2010 and June 30, 2010 was primarily due to higher accounts receivable from higher sales, higher inventory levels to support higher sales and current year acquisitions, partially offset by higher accounts payable due to increased purchasing activity.

•	The Company’s days sales in accounts receivable for the three months ended June 30, 2011 were 55, compared to 54 and 53 for the comparable periods ended September 30, 2010 and June 30, 2010, respectively. The increase in accounts receivable compared to September 30, 2010 and June 30, 2010 was primarily due to higher sales volumes in the current quarter compared to the comparable prior quarters. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended June 30, 2011 were lower than the comparable periods ended September 30, 2010 and June 30, 2010 primarily due to higher inventory production to meet increased demand.

•	Days in accounts payable at June 30, 2011 were 69 days, a decrease from 74 days at September 30, 2010 and 70 days at June 30, 2010. The decrease was primarily due to the timing of supplier payments.
Cash Flows

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Cash provided by operating activities	$393	$427	$561	$1,448
Cash used by investing activities	(916)	(285)	(2,151)	(655)
Cash provided (used) by financing activities	463	(83)	1,357	(801)
Capital expenditures	(365)	(215)	(900)	(526)
•	The decrease in cash provided by operating activities for the three months ended June 30, 2011 was primarily due to lower net income attributable to Johnson Controls, Inc. and unfavorable working capital changes in inventory and accounts payable, partially offset by favorable working capital changes in accounts receivable and accrued income taxes. For the nine months ended June 30, 2011, the decrease in cash provided by operating activities was primarily due to unfavorable working capital changes in accounts receivable, inventory and accounts payable, partially offset by higher net income attributable to Johnson Controls, Inc. and favorable working capital changes in accrued income taxes.

•	The increase in cash used by investing activities for the three and nine months ended June 30, 2011 was primarily due to higher capital expenditures and acquisitions of businesses.

•	The increase in cash provided by financing activities for the three and nine months ended June 30, 2011 was primarily due to an increase in overall debt levels. Refer to Note 11, “Debt and Financing Arrangements,” to the financial statements for further discussion.

•	The increase in capital expenditures for the three and nine months ended June 30, 2011 primarily relates to capacity increases and vertical integration efforts in the power solutions business, increased investments to support the Company’s customers’ growth and to enhance the Company’s strategic footprint primarily in Mexico and Southeast Asia, and standardization of information technology infrastructure in the automotive experience business.
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
It is reasonably possible that over the remainder of fiscal 2011, valuation allowances against deferred tax assets in certain jurisdictions of up to $50 million may be released.
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
At June 30, 2011, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.
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
At December 31, 2010, in conjunction with the preparation of its financial statements, the Company assessed goodwill for impairment in the building efficiency business unit due to the change in reportable segments as described in Note 17, “Segment Information,” to the financial statements. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at December 31, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.
Capitalization

	June 30,	September 30,		June 30,
(in millions)	2011	2010	Change	2010	Change
Total debt	$5,176	$3,389	53%	$3,365	54%
Shareholders’ equity attributable to Johnson Controls, Inc.	11,361	10,071	13%	9,395	21%

Total capitalization	$16,537	$13,460	23%	$12,760	30%

Total debt as a % of total capitalization	31%	25%		26%

•	The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•	In fiscal 2008, the Company entered into new committed, revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009, the 100 million euro revolving facility expired and the Company entered into a new one year, committed, revolving credit facility in the amount of 50 million euro expiring in May 2010. In May 2010, the 50 million euro revolving facility expired and the Company entered into a new one year, committed, revolving facility in the amount of 50 million euro expiring in May 2011. As of June 30, 2011, only the original 100 million euro revolving credit facility remains. There were no draws outstanding on this facility as of June 30, 2011.

•	In December 2009, the Company retired its 7 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In December 2009, the Company retired its 12 billion yen, three year, floating rate loan agreement that matured. The Company used cash to repay the note.

•	In December 2009, the Company retired approximately $13 million in principal amount of its fixed rate notes that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired approximately $30 million in principal amount of its fixed rate notes that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired its 18 billion yen, three year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In March 2010, the Company issued $500 million aggregate principal amount of 5.0% senior unsecured fixed rate notes due in fiscal 2020. Net proceeds from the issue were used for general corporate purposes including the retirement of short-term debt.

•	In March 2010, the Company retired approximately $31 million in principal amount of its fixed rate notes that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In May 2010, the Company retired approximately $18 million in principal amount of its fixed rate notes scheduled to mature on January 15, 2011. The Company used cash to fund the repurchases.

•	In September 2010, the Company entered into a new, $100 million committed revolving facility scheduled to mature in December 2011. In February 2011, the Company retired the committed facility. There were no draws on the facility.

•	In November 2010, the Company repaid debt of $82 million which was acquired as part of an acquisition in the first quarter of fiscal 2011. The Company used cash to repay the debt.

•	In January 2011, the Company retired $654 million in principal amount, plus accrued interest, of its 5.25% fixed rate notes that matured on January 15, 2011. The Company used cash to fund the payment.

•	In February 2011, the Company issued $350 million aggregate principal amount of floating rate senior unsecured notes due in fiscal 2014, $450 million aggregate principal amount of 1.75% senior unsecured fixed rate notes due in fiscal 2014, $500 million aggregate principal amount of 4.25% senior unsecured fixed rate notes due in fiscal 2021 and $300 million aggregate principal amount of 5.70% senior unsecured fixed rate notes due in fiscal 2041. Aggregate net proceeds of $1.6 billion from the issues were used for general corporate purposes including the retirement of short-term debt.

•	In February 2011, the Company entered into a 6-year, 100 million euro, floating rate loan scheduled to mature in February 2017. Proceeds from the facility were used for general corporate purposes.

•	In February 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in February 2015. The facility is used to support the Company’s outstanding commercial paper. At June 30, 2011, there were no draws on the facility.

•	In April 2011, a total of 157,820 equity units, which had a purchase contract settlement date of March 31, 2012, were early exercised. As a result, the Company issued 766,673 shares of Johnson Controls, Inc. common stock and approximately $8 million of 11.50% notes due 2042.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of June 30, 2011, it could borrow up to $1.8 billion at its current debt ratings on committed credit lines.

•	The Company believes its capital resources and liquidity position at June 30, 2011 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities, announced acquisitions and any other potential acquisitions in fiscal 2011 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of June 30, 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•	The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2011, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $10.6 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.
New Accounting Standards
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholder’s equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 will be effective for the Company for the quarter ending December 31, 2012. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the Company in the second quarter of fiscal 2012 (January 1, 2012). The Company has assessed the updated guidance and expects adoption to have no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 15, “Fair Value Measurements,” to the financial statements for disclosures surrounding the Company’s fair value measurements.
In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement was effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 1, “Financial Statements,” to the financial statements for further discussion.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2011, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Except as noted below, there have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the three months ended June 30, 2011, the Company completed the implementation of a global financial consolidations software system, and maintained and monitored appropriate internal controls during the implementation period. The Company believes that its internal control environment has been enhanced as a result of this implementation.
The Company is also undertaking the implementation of new enterprise resource planning (“ERP”) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in its internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended June 30, 2011.

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
The Company accrues for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Reserves for environmental costs recorded in the condensed consolidated statements for financial position were $42 million, $47 million and $38 million at June 30, 2011, September 30, 2010 and June 30, 2010, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, as updated in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, except for the update of the risk factor presented below within the “Automotive Experience Risks.”
We could be negatively impacted by the recent earthquake and tsunami in Japan and related events.
The Company has encountered adverse consequences from the occurrence of the earthquake and tsunami in Japan, and these events could continue to have a negative impact on our customers, supply chain, our ability to deliver products, the cost of our products and the demand for our products. Although the Company’s operations in Japan did not experience significant disruptions from the earthquake and related events, our suppliers and customers, and other suppliers of our customers, have experienced, and may continue to experience, disruptions to their operations. Because of the global integration of the automotive industry (a vehicle manufactured on one continent may contain parts produced on other continents), its just-in-time delivery schedules and low levels of parts inventory, a disruption impacting only a single critical supplier to the industry may impact the whole industry. Several of our suppliers and customers, and other suppliers of our customers, in Japan and elsewhere have announced that their production is operating at a reduced capacity, generally because of either damage to their plants or the inability of their suppliers to deliver the necessary components. These factors could have a material adverse effect on our business, our results of operations and our financial condition.
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
In connection with the Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended June 30, 2011.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Swap Agreement during the three months ended June 30, 2011.

Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet be
	Total Number of	Average Price	Part of the Publicly	Purchased under the
Period	Shares Purchased	Paid per Share	Announced Program	Programs

4/1/11 - 4/30/11
Purchases by Company (1)	—	—	—	$102,394,713
5/1/11 - 5/31/11
Purchases by Company (1)	—	—	—	$102,394,713
6/1/11 - 6/30/11
Purchases by Company (1)	—	—	—	$102,394,713

4/1/11 - 4/30/11
Purchases by Citibank	—	—	—	NA
5/1/11 - 5/31/11
Purchases by Citibank	—	—	—	NA
6/1/11 - 6/30/11
Purchases by Citibank	—	—	—	NA

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.
ITEM 6. EXHIBITS
Reference is made to the separate exhibit index contained on page 57 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.
Date: August 3, 2011	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 3, 2011, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.