Form 10-K
period 2011-09-30
JOHNSON CONTROLS INC
filed 2011-11-22
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $28.2 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2011, 680,381,571 shares of the registrant’s Common Stock, par value $0.01 7/18 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on January 25, 2012 are incorporated by reference into Part III.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2011

Page
CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION	3

PART I.

ITEM 1. BUSINESS	3
ITEM 1A. RISK FACTORS	8
ITEM 1B. UNRESOLVED STAFF COMMENTS	13
ITEM 2. PROPERTIES	14
ITEM 3. LEGAL PROCEEDINGS	17
ITEM 4. (REMOVED AND RESERVED)	18
EXECUTIVE OFFICERS OF THE REGISTRANT	18

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
ITEM 6. SELECTED FINANCIAL DATA	23
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	105
ITEM 9A. CONTROLS AND PROCEDURES	105
ITEM 9B. OTHER INFORMATION	106

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	106
ITEM 11. EXECUTIVE COMPENSATION	106
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	106
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	107
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	107

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	108
SIGNATURES	109
INDEX TO EXHIBITS	110
EX-10.H
EX-10.K
EX-10.L
EX-10.Q
EX-10.U
EX-10.V
EX-12
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
PART I
ITEM 1 BUSINESS
General
Johnson Controls is a global diversified technology and industrial leader serving customers in more than 150 countries. The Company creates quality products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advanced batteries for hybrid and electric vehicles; and interior systems for automobiles.
Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, we acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. We entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning and refrigeration equipment and services.
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
Our power solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. We serve both automotive original equipment manufacturers (OEMs) and the general vehicle battery aftermarket. We are the leading supplier of batteries to power Start-Stop vehicles, as well as lithium-ion battery technologies to power certain hybrid and electric vehicles.
Financial Information About Business Segments
Accounting Standards Codification (ASC) 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has nine reportable segments for financial reporting purposes. The Company’s nine reportable segments are presented in the context of its three primary businesses: building efficiency, automotive experience and power solutions.
Effective October 1, 2010, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure.
Refer to Note 18, “Segment Information,” of the notes to consolidated financial statements for financial information about business segments.
For the purpose of the following discussion of the Company’s businesses, the five building efficiency reportable segments and the three automotive experience reportable segments are presented together due to their similar customers and the similar nature of their products, production processes and distribution channels.
Products/Systems and Services
Building efficiency
Building efficiency is a global leader in delivering integrated control systems, mechanical equipment, services and solutions designed to improve the comfort, safety and energy efficiency of non-residential buildings and residential properties with operations in 56 countries. Revenues come from facilities management, technical services and the replacement and upgrade of HVAC controls and mechanical equipment in the existing buildings market, where the Company’s large base of current customers leads to repeat business, as well as with installing controls and equipment during the construction of new buildings. Customer relationships often span entire building lifecycles.
Building efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some building controls and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. Approximately 44% of building efficiency’s sales are derived from HVAC products and installed control systems for construction and retrofit markets, of which 12% of its total sales are related to new commercial construction. Approximately 56% of its sales originate from its service offerings. In fiscal 2011, building efficiency accounted for 37% of the Company’s consolidated net sales.
The Company’s systems include York® chillers, industrial refrigeration products, air handlers and other HVAC mechanical equipment that provide heating and cooling in non-residential buildings. The Metasys® control system monitors and integrates HVAC equipment with other critical building systems to maximize comfort while reducing energy and operating costs. As the largest global supplier of HVAC technical services, building efficiency staffs, optimizes and repairs building systems made by the Company and its competitors. The Company offers a wide range of solutions such as performance contracting under which guaranteed energy savings are used by the customer to fund project costs over a number of years. In addition, the global workplace solutions segment provides full-time on-site operations staff and real estate and energy consulting services to help customers, especially multi-national companies, reduce costs and improve the performance of their facility portfolios. The Company’s on-site staff typically performs tasks related to the comfort and reliability of the facility, and manages subcontractors for functions such as foodservice, cleaning, maintenance and landscaping. The Company also produces air conditioning and heating equipment for the residential market.
Automotive experience
Automotive experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for OEMs and operates approximately 230 wholly- and majority-owned manufacturing or assembly plants in 33 countries worldwide. Additionally, the business has partially-owned affiliates in Asia, Europe, North America and South America.
Automotive experience products and systems include complete seating systems and components; cockpit systems, including instrument panels and clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems. In fiscal 2011, automotive experience accounted for 49% of the Company’s consolidated net sales.
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
Power solutions
Power solutions services both automotive OEMs and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing approximately 130 million lead-acid batteries annually in approximately 70 wholly- and majority-owned manufacturing or assembly plants in 20 countries worldwide. Investments in new product and process technology have expanded product offerings to absorbent glass mat (AGM) technology that powers Start-Stop vehicles, as well as lithium-ion battery technology for certain hybrid and electric vehicles. Approximately 77% of automotive battery sales worldwide in fiscal 2011 were to the automotive replacement market, with the remaining sales to the OEM market.
Power solutions accounted for 14% of the Company’s fiscal 2011 consolidated net sales. Batteries and plastic battery containers are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.
Competition
Building efficiency
The building efficiency business conducts certain of its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction or project management expertise. Competitors for contracts in the residential and non-residential marketplace include many regional, national and international providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Schneider Electric SA; Carrier Corporation, a subsidiary of United Technologies Corporation; Trane Incorporated, a subsidiary of Ingersoll-Rand Company Limited; Daikin Industries, Ltd.; Lennox International, Inc.; Goodman Global, Inc; CBRE, Inc.; and Jones Lang LaSalle, Inc. The services market, including global workplace solutions, is highly fragmented. Sales of services are largely dependent upon numerous individual contracts with commercial businesses worldwide. The loss of any individual contract would not have a material adverse effect on the Company.
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

Backlog
The Company’s backlog relating to the building efficiency business is applicable to its sales of systems and services. At September 30, 2011, the backlog was $5.1 billion, compared with $4.7 billion as of September 30, 2010. The increase in backlog was primarily due to market share gains and conditions in all geographic markets, with the largest percentage increase in Asia. The backlog does not include amounts associated with contracts in the global workplace solutions business because such contracts are typically multi-year service awards, nor does it include unitary products within the other segment. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.
At September 30, 2011, the Company’s automotive experience backlog of net new incremental business for its consolidated and unconsolidated subsidiaries to be executed within the next three fiscal years was approximately $4.2 billion, $1.0 billion of which relates to fiscal 2012. The backlog as of September 30, 2010 was approximately $4.0 billion. The increase in backlog was primarily due to higher industry production volumes in North America, Europe and Asia, and the impact of recent acquisitions. The automotive backlog is generally subject to a number of risks and uncertainties, such as related vehicle production volumes, the timing of related production launches and changes in customer development plans.
Raw Materials
Raw materials used by the businesses in connection with their operations, including lead, steel, urethane chemicals, copper, sulfuric acid and polypropylene, were readily available during the year and the Company expects such availability to continue. In fiscal 2012, the Company expects increases in steel, copper, chemicals and resin costs. Lead and other commodity costs are expected to be relatively stable.
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
Environmental Capital Expenditures
The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2011 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.
Employees
As of September 30, 2011, the Company employed approximately 162,000 employees, of whom approximately 97,000 were hourly and 65,000 were salaried.
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
Financial Information About Geographic Areas
Refer to Note 18, “Segment Information,” of the notes to consolidated financial statements for financial information about geographic areas.
Research and Development Expenditures
Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for research and development expenditures.
Available Information
The Company’s filings with the U.S. Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, Board of Directors committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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
The capital and credit markets provide us with liquidity to operate and grow our businesses beyond the liquidity that operating cash flows provide. A worldwide economic downturn and disruption of the credit markets could reduce our access to capital necessary for our operations and executing our strategic plan. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, then our financial condition, results of operations and cash flows could be adversely affected. The Company’s $2.5 billion four-year revolving credit facility expires in February 2015. The Company plans to renew the facility prior to its expiration.
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
We have significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic uncertainty in some of the regions of the world in which we operate, such as Asia, South America, the Middle East, Central Europe and other emerging markets, could result in the disruption of markets and negatively affect cash flows from our operations to cover our capital needs and debt service. The sovereign debt crisis in countries in which we operate in Europe could negatively impact our access to, and cost of, capital, and therefore could have an adverse effect on our business, results of operations, financial condition and competitive position.
In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Our primary exposures are to the euro, British pound, Japanese yen, Czech koruna, Mexican peso, Romanian lei, Hungarian forint, Polish zloty, Canadian dollar and Chinese renminbi. While we employ financial instruments to hedge transactional and foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and could adversely impact our financial results and comparability of results from period to period.
There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws, and monetary and fiscal policies, protectionist measures that may prohibit acquisitions or joint ventures, unsettled political conditions, corruption, natural and man-made disasters, hazards and losses, violence and possible terrorist attacks.
These and other factors may have a material adverse effect on our non-U.S. operations and therefore on our business and results of operations.
We are subject to regulation of our international operations that could adversely affect our business and results of operations.
Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and commercial customers, and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business, financial condition and results of operations.
Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products and our results of operations.
Global climate change could negatively affect our business.
There is a growing consensus that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, create financial risk to our business. For example, the demand for our products and services, such as residential air conditioning equipment and automotive replacement batteries, may be affected by unseasonable weather conditions. Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. The Company could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for our products and the resources needed to produce them.
We are subject to requirements relating to environmental regulation and environmental remediation matters, which could adversely affect our business and results of operations.
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
Certain administrative functions, primarily in North America, Europe and Asia, have been or are in the process of being regionally centralized to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as invoicing, payments and general management operations, could be interrupted.
A failure of our information technology (IT) infrastructure could adversely impact our business and operations.
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we are implementing new enterprise resource planning and other IT systems in certain of our businesses over a period of several years. As we implement the new systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business.
We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
Our business success depends on attracting and retaining qualified personnel.
Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.
Building Efficiency Risks
Failure to comply with regulations due to our contracts with U.S. government entities could adversely affect our business and results of operations.
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
Commodity prices were volatile in the past year, primarily steel, aluminum, copper and fuel costs. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are fixed; therefore, in the short term we cannot adjust for changes in commodity prices. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, unfavorability in our hedging programs during a period of declining commodity prices could result in lower margins as we reduce prices to match the market on a fixed commodity cost level.
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
Any of the following could materially and adversely impact the results of operations of our building efficiency business: loss of, changes in, or failure to perform under facility management supply contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major component suppliers; the unavailability of raw materials (primarily steel, copper and electronic components) necessary for production of HVAC equipment; price increases of limited-source components, products and services that we are unable to pass on to the market; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; revisions to energy efficiency legislation; a decline in the outsourcing of facility management services; availability of labor to support growth of our service businesses; and natural or man-made disasters or losses that impact our ability to deliver facility management and other products and services to our customers.
Automotive Experience Risks
Conditions in the automotive industry may adversely affect our results of operations.
Our financial performance depends, in part, on conditions in the automotive industry. In fiscal 2011, our largest customers globally were automobile manufacturers Ford Motor Company (Ford), General Motors Corporation (GM) and Daimler AG. If automakers experience a decline in the number of new vehicle sales, we may experience reductions in orders from these customers, incur write offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress.
Financial distress of the automotive supply chain could harm our results of operations.
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
Increases in energy costs or other factors (e.g., climate change concerns) may shift consumer demand away from motor vehicles that typically have higher interior content that we supply, such as light trucks, cross-over vehicles, minivans and SUVs, to smaller vehicles having less interior content. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could reduce our sales and harm our profitability, thereby adversely affecting our results of operations.
We may not be able to successfully negotiate pricing terms with our customers in the automotive experience business, which may adversely affect our results of operations.
We negotiate sales prices annually with our automotive customers. Cost-cutting initiatives that our customers have adopted generally result in increased downward pressure on pricing. In some cases our customer supply agreements require reductions in component pricing over the period of production. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our results of operations may be adversely affected. In particular, large commercial settlements with our customers may adversely affect our results of operations or cause our financial results to vary on a quarterly basis.
Volatility in commodity prices may adversely affect our results of operations.
Commodity prices can be volatile from year to year. If commodity prices rise, and if we are not able to recover these cost increases from our customers, these increases will have an adverse effect on our results of operations.
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
Any of the following could materially and adversely impact the results of operations of our automotive experience business: the loss of, or changes in, automobile supply contracts or sourcing strategies with our major customers or suppliers; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of our manufacturing facilities, which are generally located near, and devoted to, a particular customer’s facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that we have supplied; delays or difficulties in new product development; complexity of new program launches, which are subject to our customers’ timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior technologies; changing nature of our joint ventures and relationships with our strategic business partners; and global overcapacity and vehicle platform proliferation.

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
Additionally, the prices of other commodities, primarily fuel, acid and resin, have been volatile. If other commodity prices rise, and if we are not able to recover these cost increases through price increases to our customers, such increases will have an adverse effect on our results of operations. Moreover, the implementation of any price increases to our customers could negatively impact demand for our products.
Decreased demand from our customers in the automotive industry may adversely affect our results of operations.
Our financial performance in the power solutions business depends, in part, on conditions in the automotive industry. Sales to OEMs accounted for approximately 23% of the total sales of the power solutions business in fiscal 2011. Declines in the North American and European automotive production levels could reduce our sales and adversely affect our results of operations. In addition, if any OEMs reach a point where they cannot fund their operations, we may incur write offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans.
A variety of other factors could adversely affect the results of operations of our power solutions business.
Any of the following could materially and adversely impact the results of operations of our power solutions business: loss of, or changes in, automobile battery supply contracts with our large original equipment and aftermarket customers; the increasing quality and useful life of batteries or use of alternative battery technologies, both of which may contribute to a growth slowdown in the lead-acid battery market; delays or cancellations of new vehicle programs; market and financial consequences of any recalls that may be required on our products; delays or difficulties in new product development, including lithium-ion technology; financial instability or market declines of our customers or suppliers; interruption of supply of certain single-source components; changing nature of our joint ventures and relationships with our strategic business partners; the increasing global environmental and safety regulations related to the manufacturing and recycling of lead-acid batteries; our ability to secure sufficient tolling capacity to recycle batteries; and the lack of the development of a market for hybrid and electric vehicles.
ITEM 1B UNRESOLVED STAFF COMMENTS
The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC.

ITEM 2 PROPERTIES
At September 30, 2011, the Company conducted its operations in 61 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 95 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space. The Company considers its facilities to be suitable and adequate for their current uses. The majority of the facilities are operating at normal levels based on capacity.

Building Efficiency
Arizona	Phoenix (1),(4)	Austria	Graz (4)
California	Fremont (1),(4)		Vienna (4)
	Roseville (1),(4)	Brazil	São Paulo (3)
	Simi Valley (1),(4)	Belgium	Diegem (1),(4)
	Whittier (4)	Canada	Ajax (1),(3)
Delaware	Newark (1),(4)		Victoria (1),(4)
Florida	Largo (1),(3)		Oakville (1),(4)
Georgia	Atlanta (1),(4)	China	Qingyuan (2),(3)
Illinois	Arlington Heights (4)		Wuxi (2),(3)
	Dixon (3)	Denmark	Aarhus (3)
	Elmhurst (1),(4)		Hornslet (2),(4)
	Wheeling (1),(4)		Viby (2),(3)
Kansas	Lenexa (1),(4)	France	Amiens Glisy (3)
	Wichita (2),(3)		Carquefou Bel Air (3)
Kentucky	Erlanger (1)		Colombes (1),(3)
	Louisville (1),(4)		Nantes (1)
Maryland	Capitol Heights (1),(4)		Saint Quentin Fallavier (1),(3)
	Rossville (1)	Germany	Essen (2),(3)
	Sparks (1),(4)		Kempen (1),(3)
Massachusetts	Lynnfield (4)		Mannheim (1),(3)
Michigan	Sterling Heights (1),(3)	Hong Kong	Hong Kong (1),(3)
Minnesota	Plymouth (1),(4)	India	Chakan (1),(3)
Mississippi	Hattiesburg (1)		Pune (1),(3)
Missouri	Albany	Italy	Milan (1),(4)
	St. Louis (1),(4)	Japan	Tokyo (1),(4)
New Jersey	Hainesport (1),(4)	Mexico	Apodaca (1),(3)
North Carolina	Charlotte (1),(4)		Durango (3)
Oregon	Portland (1),(4)		Juarez (2),(3)
Oklahoma	Norman (3)		Monterrey (1),(3)
Pennsylvania	Audubon (1),(4)		Reynosa (3)
	York (1)	Netherlands	Gorinchem (1),(4)
	Waynesboro (3)	Poland	Warsaw (1),(3)
Texas	Houston (1),(4)	Romania	Bucharest (1),(3)
	Irving (4)	Russia	Moscow (1),(3)
	San Antonio	South Africa	Johannesburg (1),(3)
Washington	Fife (1),(4)	Spain	Sabadell (1),(3)
Wisconsin	Milwaukee (2),(4)	Switzerland	Basel (1)
	Waukesha (1),(4)	Turkey	Izmir (1),(3)

Automotive Experience
Alabama	Clanton	Argentina	Buenos Aires (1)
	Cottondale		Cordoba (1)
	Eastaboga		Rosario
	McCalla (1)	Australia	Adelaide (1)
Georgia	LaGrange (1)	Austria	Graz (1)
	West Point (1)		Mandling
Illinois	Chicago (1)	Belgium	Assenede (1)
	Lawrenceville		Geel (1),(3)
	Sycamore	Brazil	Gravatai
Indiana	Kendallville		Pouso Alegre
	Munice (1)		Quatro Barras (2)
	Cadiz		San Bernardo do Campo
Kentucky	Georgetown (2)		Santo Andre
	Harrodsburg (3)		Sao Jose dos Campos
	Leitchfield		Sao Jose dos Pinhais (1)
	Louisville (1)	Bulgaria	Sofia (1),(4)
	Nicholasville (1)	Canada	Milton
	Owensboro (1)		Mississauga (1),(3)
	Shelbyville (1)		Saint Mary’s
	Winchester (1)		Tillsonburg
	Shreveport		Whitby (2)
Louisiana	Auburn Hills (1)	China	Beijing (3)
Michigan	Battle Creek		Shanghai (1),(3)
	Cascade (1)	Czech Republic	Benatky (1)
	Croswell (1)		Ceska Lipa (4)
	Detroit		Mlada Boleslav (1)
	Fowlerville		Roudnice
	Highland Park (1)		Rychnov (1)
	Holland (2),(3)		Strakonice
	Kentwood (1)		Straz pod Ralskem
	Lansing (2)	France	Cergy (1),(4)
	Monroe (1)		Conflans-sur-Lanterne
	Port Huron (1)		Creutzwald
	Plymouth (3)		Fesches-le-Chatel (1)
	Romulus (1)		La Ferte Bernard
	Taylor (1)		Rosny
	Troy (1)		Strasbourg
Warren (1)
Missouri	Eldon (2)
Kansas City (1)
Riverside (1)
Ohio	Bryan
Greenfield
Northwood
St. Mary’s (2)
Wauseon
Tennessee	Columbia (1)
Franklin
Murfreesboro (2)
Pulaski (1)
Texas	El Paso (1)
San Antonio (1)
Wisconsin	Hudson

Automotive Experience (continued)
Germany	Boblingen (1),(3)	Poland	Bierun
	Bochum (2)		Siemianowice
	Bremen (1)		Skarbimierz (1)
	Burscheid (2),(3)		Swiebodzin
	Dautphe		Zory
	Espelkamp	Portugal	Palmela
	Grefrath	Republic of Slovenia	Novo Mesto (1)
	Hannover (1)		Slovenj Gradec
	Hilchenbach (1)	Romania	Craiova (1)
	Holzgerlingen (1)		Jimbolia (1)
	Kaiserslautern		Mioveni (1)
	Karlsruhe (1),(4)		Pitesti (1)
	Luneburg		Ploesti
	Mannweiler (1)		Timisoara (1)
	Markgroningen (1)	Russia	St. Petersburg (1)
	Neustadt		Togliatti (1)
	Rastatt (1)	Slovak Republic	Bratislava (1),(4)
	Remscheid (1)		Kostany nad Turcom (2)
	Rockenhausen		Lozorno (1)
	Saarlouis (1)		Lucenec (2)
	Solingen		Namestovo (1)
	Uberherrn		Trencin (1)
	Waghausel (3)		Zilina (2)
	Zwickau	South Africa	East London (1)
Italy	Grugliasco (1)		Pretoria
	Melfi		Uitenhage (1)
	Ogliastro Cilento	Spain	Abrera
	Rocca D’Evandro		Alagon
Japan	Ayase		Almussafes (2)
	Hamamatsu		Calatorao (1)
	Higashiomi		Pedrola
	Yamato		Redondela (1)
	Yokohama (1),(4)		Valladolid
	Yokosuka (2)	Sweden	Goteburg (1)
Korea	Ansan (1),(4)	Thailand	Rayong
	Asan	Tunesia	Bi’r al Bay (1)
Macedonia	Skopje	Turkey	Bursa (1)
Malaysia	Melaka (1)		Kocaeli
	Pekan (1)	United Kingdom	Birmingham
	Perak Darul Redzuan (1)		Burton-Upon-Trent
	Selangor Darul Ehsan		Ellesmere (1)
Mexico	Ecapetec Edo (1)		Garston (1)
	Juarez (2)		Sunderland
	Matamaros (1)		Telford (1)
	Monclova		Wednesbury
Puebla (2)
Ramos Arizpe
Reynosa (1)
Saltillo
Tlaxcala
Toluca (1)

Power Solutions
Arizona	Yuma (3)	Austria	Graz (1)
Delaware	Middletown (3)		Vienna (1)
Florida	Tampa (3)	Brazil	Sorocaba (3)
Illinois	Geneva (3)	China	Changxing (3)
Indiana	Ft. Wayne (3)		Chongqing (3)
Iowa	Red Oak (3)		Shanghai (2),(3)
Kentucky	Florence (1),(3)	Czech Republic	Ceska Lipa (2),(3)
Michigan	Holland (3)	France	Rouen
Missouri	St. Joseph (2),(3)		Sarreguemines (3)
North Carolina	Kernersville (3)	Germany	Hannover (3)
Ohio	Toledo (3)		Krautscheid (3)
Oregon	Portland (2),(3)		Zwickau (2),(3)
South Carolina	Florence (3)	Korea	Gumi (2),(3)
	Oconee (3)	Mexico	Celaya
Texas	San Antonio (3)		Cienega de Flores (2)
Wisconsin	Milwaukee (4)		Escobedo
Flores
Garcia
San Pedro (1),(4)
Torreon
		Spain	Burgos
Guadamar del Segura
Guadalajara (1)
Ibi (3)
		Sweden	Hultsfred

Corporate
Wisconsin	Milwaukee (4)

(1)	Leased facility

(2)	Includes both leased and owned facilities

(3)	Includes both administrative and manufacturing facilities

(4)	Administrative facility only
In addition to the above listing, which identifies large properties (greater than 25,000 square feet), there are approximately 644 building efficiency branch offices and other administrative offices located in major cities throughout the world. These offices are primarily leased facilities and vary in size in proportion to the volume of business in the particular locality.
ITEM 3 LEGAL PROCEEDINGS
As noted in Item 1, liabilities potentially arise globally under various Environmental Laws and Worker Safety Laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.
Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 42 sites in the U.S. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.
The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $30 million and $47 million at

September 30, 2011 and 2010, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
ITEM 4 (REMOVED AND RESERVED)
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 16, 2011 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on January 25, 2012.
     Jeffrey G. Augustin, 49, was elected a Corporate Vice President in March 2005 and has served as Vice President of Finance for the building efficiency business since December 2005. Previously, Mr. Augustin served as Corporate Controller from March 2005 to March 2007. From 2001 to March 2005, Mr. Augustin was Vice President of Finance and Corporate Controller of Gateway, Inc.
     Beda Bolzenius, 55, was elected a Corporate Vice President in November 2005 and serves as President of the automotive experience business. He previously served as Executive Vice President and General Manager Europe, Africa and South America for automotive experience from November 2004 to November 2005. Dr. Bolzenius joined the Company in November 2004 from Robert Bosch GmbH, a global manufacturer of automotive and industrial technology, consumer goods and building technology, where he most recently served as the president of Bosch’s Body Electronics division.
     Colin Boyd, 52, was elected Vice President, Information Technology and Chief Information Officer in October 2008. Mr. Boyd previously served as Chief Information Officer and Corporate Vice President of Sony Ericsson from 2002 to 2008.
     Susan F. Davis, 58, was elected Executive Vice President of Human Resources in September 2006. She previously served as Vice President of Human Resources from May 1994 to September 2006 and as Vice President of Organizational Development for automotive experience from August 1993 to April 1994. Ms. Davis joined the Company in 1983.
     Jeffrey S. Edwards, 49, was elected a Corporate Vice President in May 2004 and serves as Group Vice President and General Manager for automotive experience Asia. He previously served as Group Vice President and General Manager for automotive experience North America from August 2002 to May 2004 and Group Vice President and General Manager for product and business development. Mr. Edwards joined the Company in 1984.
     Charles A. Harvey, 59, was elected Corporate Vice President of Diversity and Public Affairs in November 2005. He previously served as Vice President of Human Resources for the automotive experience business and in other human resources leadership positions. Mr. Harvey joined the Company in 1991.
     William C. Jackson, 51, was elected Executive Vice President, Operations and Innovation, in July 2011. Prior to joining Johnson Controls, Mr. Jackson was Vice President and President of Automotive at Sears Holdings Corporation from 2009 to 2010. Prior to that, he served as Senior Vice President and board member of Booz,

Allen & Hamilton and Booz & Company, a strategy and consulting firm, where he led the firm’s Global Automotive, Transportation and Industrials Practice.
     Susan M. Kreh, 49, was elected a Corporate Vice President in March 2007 and has served as Vice President of Finance for the power solutions business since November 2009. Ms. Kreh served as Corporate Controller from March 2007 to November 2009. Prior to joining the Company, Ms. Kreh served 22 years at PPG Industries, Inc., including as Corporate Treasurer from January 2002 until March 2007.
     R. Bruce McDonald, 51, was elected Executive Vice President in September 2006 and Chief Financial Officer in May 2005. He previously served as Corporate Vice President from January 2002 to September 2006, Assistant Chief Financial Officer from October 2004 to May 2005 and Corporate Controller from November 2001 to October 2004. Mr. McDonald joined the Company in 2001.
     Alex A. Molinaroli, 52, was elected a Corporate Vice President in May 2004 and has served as President of the power solutions business since January 2007. Previously, Mr. Molinaroli served as Vice President and General Manager for North America Systems & the Middle East for the building efficiency business and has held increasing levels of responsibility for controls systems and services sales and operations. Mr. Molinaroli joined the Company in 1983.
     C. David Myers, 48, was elected a Corporate Vice President and President of the building efficiency business in December 2005, when he joined the Company in connection with the acquisition of York International Corporation (York). At York, Mr. Myers served as Chief Executive Officer from February 2004 to December 2005, President from June 2003 to December 2005, Executive Vice President and Chief Financial Officer from January 2003 to June 2003 and Vice President and Chief Financial Officer from February 2000 to January 2003.
     Jerome D. Okarma, 59, was elected Vice President, Secretary and General Counsel in November 2004 and was named a Corporate Vice President in September 2003. He previously served as Assistant Secretary from 1990 to November 2004 and as Deputy General Counsel from June 2000 to November 2004. Mr. Okarma joined the Company in 1989.
     Stephen A. Roell, 61, was elected Chief Executive Officer effective in October 2007, Chairman effective in January 2008, and President effective in May 2009. He was first elected to the Board of Directors in October 2004 and served as Executive Vice President from October 2004 through September 2007. Mr. Roell previously served as Chief Financial Officer between 1991 and May 2005, Senior Vice President from September 1998 to October 2004 and Vice President from 1991 to September 1998. Mr. Roell joined the Company in 1982.
     Brian J. Stief, 55, was elected Vice President and Corporate Controller in July 2010 and serves as the Company’s Principal Accounting Officer. Prior to joining the Company, Mr. Stief was a partner with PricewaterhouseCoopers LLP, which he joined in 1979 and became partner in 1989. He served several of the firm’s largest clients and also held various office managing partner roles.
     Jacqueline F. Strayer, 57, was elected Vice President, Corporate Communication in September 2008. She previously served as Vice President, Corporate Communications, for Arrow Electronics, Inc. from 2004 to 2008. Prior to that, she held communication leadership positions at United Technologies Corporation and GE Capital Corporation.
     Frank A. Voltolina, 51, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to joining the Company, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc.
There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.
All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected and qualified.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “JCI.”

Number of Record Holders
Title of Class	as of September 30, 2011
Common Stock, $0.01 7/18 par value	43,340

	Common Stock Price Range		Dividends
	2011	2010	2011	2010
First Quarter	$29.95 - 40.15	$23.62 - 28.34	$0.16	$0.13
Second Quarter	36.95 - 42.42	27.21 - 33.60	0.16	0.13
Third Quarter	35.37 - 42.53	25.56 - 35.77	0.16	0.13
Fourth Quarter	25.91 - 42.92	26.07 - 31.14	0.16	0.13

Year	$25.91 - 42.92	$23.62 - 35.77	$0.64	$0.52

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
The Company entered into an Equity Swap Agreement, dated March 13, 2009, with Citibank, N.A. (Citibank). The Company selectively uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the Equity Swap Agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount.
In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended September 30, 2011.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended September 30, 2011.

Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet be
	Total Number of	Average Price	Part of the Publicly	Purchased under the
Period	Shares Purchased	Paid per Share	Announced Program	Programs

7/1/11 - 7/31/11 Purchases by Company (1)	—	—	—	$102,394,713
8/1/11 - 8/31/11 Purchases by Company (1)	—	—	—	$102,394,713
9/1/11 - 9/30/11 Purchases by Company (1)	—	—	—	$102,394,713

7/1/11 - 7/31/11 Purchases by Citibank	—	—	—	NA
8/1/11 - 8/31/11 Purchases by Citibank	—	—	—	NA
9/1/11 - 9/30/11 Purchases by Citibank	—	—	—	NA

(1)	The repurchases of the Company’s common stock by the Company are intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.

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
The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index and companies in our Diversified Industrials Peer Group.* This graph assumes the investment of $100 on September 30, 2006 and the reinvestment of all dividends since that date.

COMPANY INDEX	Sep06	Sep07	Sep08	Sep09	Sep10	Sep11
Johnson Controls, Inc.	100	166.42	130.25	113.35	137.82	121.27
Diversified Industrials Peer Group	100	132.87	98.99	101.03	123.91	115.49
S&P 500 Comp-Ltd.	100	116.83	91.16	84.86	93.48	94.55

*	The JCI Diversified Industrials Peer Group includes: Danaher Corporation, Dover Corporation, Eaton Corporation, Emerson Electric Corporation. Honeywell International Inc., Ingersol Rand Plc., Illinois Tool Works Inc., ITT Corporation, 3M Company, Textron Inc., and United Technologies Corporation.
The Company’s transfer agent’s contact information is as follows:
Wells Fargo Bank, N.A.
Shareowner Services Department
P.O. Box 64856
St. Paul, MN 55164-0856
(877) 602-7397

ITEM 6 SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations, financial position data, and common share information for the fiscal years ended September 30, 2007 through September 30, 2011 (in millions, except per share data and number of employees and shareholders).

	Year ended September 30,
	2011	2010	2009	2008	2007
OPERATING RESULTS
Net sales	$40,833	$34,305	$28,497	$38,062	$34,624
Segment income (2)	2,285	1,933	262	2,077	1,884
Income (loss) attributable to Johnson Controls, Inc. from continuing operations	1,624	1,491	(338)	979	1,295
Net income (loss) attributable to Johnson Controls, Inc.	1,624	1,491	(338)	979	1,252
Earnings (loss) per share from continuing operations (1)
Basic	$2.40	$2.22	$(0.57)	$1.65	$2.19
Diluted	2.36	2.19	(0.57)	1.63	2.16
Earnings (loss) per share (1)
Basic	$2.40	$2.22	$(0.57)	$1.65	$2.12
Diluted	2.36	2.19	(0.57)	1.63	2.09
Return on average shareholders’ equity attributable to Johnson Controls, Inc. (3)	15%	16%	-4%	11%	16%
Capital expenditures	$1,325	$777	$647	$807	$828
Depreciation and amortization	731	691	745	783	732
Number of employees	162,000	137,000	130,000	140,000	140,000
FINANCIAL POSITION
Working capital (4)	$1,589	$919	$1,147	$1,225	$1,441
Total assets	29,676	25,743	24,088	24,987	24,105
Long-term debt	4,533	2,652	3,168	3,201	3,255
Total debt	5,146	3,389	3,966	3,944	4,418
Shareholders’ equity attributable to Johnson Controls, Inc.	11,042	10,071	9,100	9,406	8,873
Total debt to total capitalization (5)	32%	25%	30%	30%	33%
Net book value per share (1) (6)	$16.23	$14.95	$13.56	$15.83	$14.94
COMMON SHARE INFORMATION (1)
Dividends per share	$0.64	$0.52	$0.52	$0.52	$0.44
Market prices
High	$42.92	$35.77	$30.01	$44.46	$43.07
Low	25.91	23.62	8.35	26.00	23.84
Weighted average shares (in millions)
Basic	677.7	672.0	595.3	593.1	590.6
Diluted	689.9	682.5	595.3	601.4	599.2
Number of shareholders	43,340	44,627	46,460	47,543	47,810

(1)	All share and per share amounts reflect a three-for-one common stock split payable October 2, 2007 to shareholders of record on September 14, 2007.

(2)	Segment income is calculated as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, debt conversion costs and significant restructuring costs.

(3)	Return on average shareholders’ equity attributable to Johnson Controls, Inc. (ROE) represents income from continuing operations divided by average shareholders’ equity attributable to Johnson Controls, Inc. Income from continuing operations includes $230 million and $495 million of significant restructuring costs in fiscal year 2009 and 2008, respectively.

(4)	Working capital is defined as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations.

(5)	Total debt to total capitalization represents total debt divided by the sum of total debt and shareholders’ equity attributable to Johnson Controls, Inc.

(6)	Net book value per share represents shareholders’ equity attributable to Johnson Controls, Inc. divided by the number of common shares outstanding at the end of the period.
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
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2011. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.
Executive Overview
In fiscal 2011, the Company recorded net sales of $40.8 billion, a 19% increase from the prior year. Net income attributable to Johnson Controls, Inc. was $1.6 billion, a 9% increase from the prior year. The increase is primarily the result of increased industry production volumes in the automotive markets and the impact of acquisitions. The Company experienced market share gains and higher segment income in all three businesses. The Company continues to introduce new and enhanced technology applications in all businesses and markets served, while at the same time improving the quality of its products.
Building efficiency business net sales and segment income increased 16% and 6%, respectively, compared to the prior year primarily due to higher sales volumes in all segments, strong emerging market growth and the favorable impact of foreign currency translation.
The automotive experience business net sales and segment income increased 21% and 29%, respectively, compared to the prior year primarily due to higher automobile production in all segments, the impact of acquisitions and the favorable impact of foreign currency translation.
Net sales and segment income for the power solutions business increased by 20% and 21%, respectively, compared to the prior year primarily due to increased demand and higher unit prices resulting from increases in the cost of lead.
Compared to September 30, 2010, the Company’s overall debt increased by $1.8 billion, increasing the total debt to capitalization ratio to 32% at September 30, 2011 from 25% at September 30, 2010.

Outlook
In fiscal 2012, the Company anticipates that net sales will grow to approximately $44.2 billion, an increase of 8% from fiscal 2011 net sales, and that earnings will increase to approximately $2.85 - $3.00 per diluted share. Sales and margin improvements are expected in all three businesses in fiscal 2012. The Company expects higher 2012 automotive production in North America and China, with relatively flat European production versus fiscal 2011. The Company forecasts that the global building efficiency market will improve slightly in fiscal 2012 as strong growth in the emerging markets, especially China and the Middle East, offset softness in mature geographic markets.
The Company expects building efficiency revenues to increase by 9% — 11% in fiscal 2012 due to strong backlogs, a moderate improvement in service revenues, and the continued growth of its energy solutions and global workplace solutions businesses. Segment margins are expected to increase to 5.6% — 5.8% led by the benefits of global volume growth and improvements in the service business. The Company expects that the higher margins will be partially offset by investments in growth initiatives including a sales force expansion, information technology investments and costs associated with the introduction of new products. The Company recently introduced Panoptix, a suite of cloud-hosted building efficiency applications that make it easy to collect and manage data from disparate building systems and other data sources.
The Company forecasts approximately 6% revenue growth in fiscal 2012 by its automotive experience business, reflecting higher global production volumes and approximately $1.4 billion in new program launches, partially offset by the negative impact of a weaker euro. Excluding currency, revenues are expected to increase 9%. In China, inclusive of non-consolidated joint ventures, the Company expects total revenues to increase by 21% to approximately $4.8 billion. Segment margins are expected to improve to 5.3% — 5.5% in fiscal 2012 as a result of the higher volumes and the full year benefit of acquisitions completed in fiscal 2011. In Europe, margins are expected to improve significantly as the Company continues to reduce operational and launch related inefficiencies.
Power solutions fiscal 2012 revenues are expected to increase 11% — 13% due to higher volumes across all regions resulting from market share gains and the full year impact of production at the Changxing plant in China. Segment margins are expected to increase to 13.5% — 13.9% reflecting the benefits of vertical integration for the recycling of lead and the start of a product mix shift toward absorbent glass mat (AGM) battery technology. The higher segment margin from these factors will be partially offset by expenses associated with the consolidation of its hybrid battery business.
Segment Analysis
Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, debt conversion costs and significant restructuring costs.
Effective October 1, 2010, the building efficiency business unit reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure and certain building efficiency cost allocation methodology changes. Refer to Note 18, “Segment Information,” of the notes to consolidated financial statements for further information.
FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010
Summary

	Year Ended
	September 30,
(in millions)	2011	2010	Change
Net sales	$40,833	$34,305	19%
Segment income	2,285	1,933	18%
•	The $6.5 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($3.1 billion) as a result of increased industry production levels in all segments and incremental sales due to business acquisitions; higher sales in the building efficiency business ($1.7 billion) as a result of higher sales in all segments; higher sales in the power solutions business ($0.9 billion)

reflecting higher sales volumes, the impact of higher lead costs on pricing and sales associated with a prior year business acquisition; and the favorable impact of foreign currency translation ($0.8 billion).

•	Excluding the favorable impact of foreign currency translation, consolidated net sales increased 17% as compared to the prior year.

•	The $352 million increase in segment income was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses; favorable pricing and product mix net of lead and other commodity costs in the power solutions business; operating income of current year acquisitions in the automotive experience Europe segment; and the favorable impact of foreign currency translation ($45 million). These factors were partially offset by higher selling, general and administrative expenses net of an automotive experience legal settlement award; unfavorable margin rates in the building efficiency business; and the negative impact of the earthquake in Japan and related events. Fiscal 2011 segment income includes a gain on acquisition of a partially-owned affiliate net of acquisition costs, related purchase accounting adjustments and a partially-owned affiliate’s restatement of prior period income in the power solutions business ($37 million); costs related to business acquisitions in the automotive experience Europe segment ($64 million); and restructuring costs ($43 million). Fiscal 2010 segment income includes fixed asset impairment charges recorded in the automotive experience Asia segment ($22 million) and a gain on acquisition of a power solutions Korean partially-owned affiliate net of acquisition costs and related purchase accounting adjustments ($37 million).

•	Excluding the favorable impact of foreign currency translation, consolidated segment income increased 16% as compared to the prior year.
Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2011	2010	Change	2011	2010	Change
North America systems	$2,343	$2,142	9%	$239	$206	16%
North America service	2,305	2,127	8%	113	117	-3%
Global workplace solutions	4,153	3,288	26%	16	40	-60%
Asia	1,840	1,422	29%	249	178	40%
Other	4,252	3,823	11%	99	132	-25%

	$14,893	$12,802	16%	$716	$673	6%

Net Sales:
•	The increase in North America systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($191 million) and the favorable impact from foreign currency translation ($10 million).

•	The increase in North America service was primarily due to higher volumes, mainly driven by energy solutions and truck-based business ($120 million), incremental sales due to a prior year business acquisition ($46 million) and the favorable impact of foreign currency translation ($12 million).

•	The increase in global workplace solutions was primarily due to a net increase in services to new and existing customers ($709 million) and the favorable impact of foreign currency translation ($156 million).

•	The increase in Asia was primarily due to higher volumes of equipment and controls systems ($255 million), the favorable impact of foreign currency translation ($98 million) and higher service volumes including the negative impact of the Japan earthquake and related events ($65 million).

•	The increase in other was primarily due to higher volumes in the Middle East ($198 million), Latin America ($107 million) and Europe ($39 million), and the favorable impact of foreign currency translation ($85 million).

Segment Income:
•	The increase in North America systems was primarily due to higher volumes ($38 million), favorable margin rates ($24 million), prior year reserves for existing customers ($13 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher selling, general and administrative expenses ($43 million).

•	The decrease in North America service was primarily due to unfavorable mix and margin rates ($79 million) and higher selling, general and administrative expenses ($4 million), partially offset by prior year inventory adjustments and information technology implementation costs ($55 million), higher volumes ($25 million) and the favorable impact of foreign currency translation ($1 million).

•	The decrease in global workplace solutions was primarily due to unfavorable margin rates ($41 million) and higher selling, general and administrative expenses ($37 million), partially offset by higher volumes ($49 million) and the favorable impact of foreign currency translation ($5 million).

•	The increase in Asia was primarily due to higher volumes ($82 million) and the favorable impact of foreign currency translation ($15 million), partially offset by higher selling, general and administrative expenses ($27 million).

•	The decrease in other was primarily due to higher selling, general and administrative expenses ($43 million), restructuring costs ($35 million), non-recurring charges related to South America indirect taxes ($24 million), unfavorable margin rates ($16 million) and distribution business costs ($11 million), partially offset by higher volumes ($75 million), higher equity income ($18 million) and the favorable impact of foreign currency translation ($2 million).
Automotive Experience

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2011	2010	Change	2011	2010	Change
North America	$7,431	$6,765	10%	$404	$379	7%
Europe	10,267	8,019	28%	114	105	9%
Asia	2,367	1,826	30%	243	107	127%

	$20,065	$16,610	21%	$761	$591	29%

Net Sales:
•	The increase in North America was primarily due to higher volumes to the Company’s major OEM customers ($779 million), incremental sales due to business acquisitions ($129 million) and net favorable commercial settlements and pricing ($21 million), partially offset by the negative impact of the Japan earthquake and related events ($263 million).

•	The increase in Europe was primarily due to higher volumes and new customer awards including the negative impact of the Japan earthquake and related events ($1.1 billion), incremental sales due to business acquisitions ($855 million) and the favorable impact of foreign currency translation ($295 million), partially offset by net unfavorable commercial settlements and pricing ($37 million).

•	The increase in Asia was primarily due to higher volumes and new customer awards including the negative impact of the Japan earthquake and related events ($455 million), the favorable impact of foreign currency translation ($88 million) and incremental sales due to business acquisitions ($13 million), partially offset by unfavorable commercial settlements and pricing ($15 million).
Segment Income:
•	The increase in North America was primarily due to higher volumes ($160 million), higher equity income ($6 million) and net favorable commercial settlements and pricing ($5 million), partially offset by the negative impact of the earthquake in Japan and related events ($61 million), higher selling, general and administrative expenses net of a legal settlement award ($48 million), higher engineering expenses ($27 million) and higher purchasing costs ($8 million).

•	The increase in Europe was primarily due to higher volumes including the negative impact of the earthquake in Japan and related events ($95 million), operating income of current year acquisitions ($75 million), lower selling, general and administrative expenses ($14 million) and the favorable impact of foreign currency translation ($9 million), partially offset by costs related to business acquisitions ($64 million), higher operating costs ($58 million), unfavorable commercial settlements and pricing ($34 million), higher engineering expenses ($22 million) and higher purchasing costs ($9 million).

•	The increase in Asia was primarily due to higher volumes including the negative impact of the earthquake in Japan and related events ($84 million), higher equity income mainly in China ($55 million), prior year asset impairment charges in Japan ($22 million), lower purchasing costs ($19 million), lower operating costs ($13 million) and the favorable impact of foreign currency translation ($4 million), partially offset by higher selling, general and administrative expenses ($34 million), unfavorable pricing ($16 million) and higher engineering expenses ($12 million).
Power Solutions

	Year Ended
	September 30,
(in millions)	2011	2010	Change
Net sales	$5,875	$4,893	20%
Segment income	808	669	21%
•	Net sales increased primarily due to the impact of higher lead costs on pricing ($287 million), higher sales volumes including the negative impact of the earthquake in Japan and related events ($283 million), sales associated with a prior year business acquisition ($261 million), favorable price/product mix ($81 million) and the favorable impact of foreign currency translation ($70 million).

•	Segment income increased primarily due to favorable pricing and product mix net of lead and other commodity costs ($145 million); higher sales volumes ($56 million); gain on acquisition of a partially-owned affiliate net of acquisition costs, related purchase accounting adjustments and a partially-owned equity affiliate’s restatement of prior period income ($37 million); income associated with a prior year business acquisition ($30 million); and the favorable impact of foreign currency translation ($8 million); partially offset by higher operating and transportation costs ($47 million); higher selling, general and administrative expenses ($44 million); prior year net gain on acquisition of a Korean partially-owned affiliate ($37 million); and lower equity income ($8 million).
Net Financing Charges

	Year Ended
	September 30,
(in millions)	2011	2010	Change
Net financing charges	$174	$170	2%
•	The increase in net financing charges was primarily due to higher debt levels partially offset by lower interest rates in fiscal 2011.
Provision for Income Taxes
The effective rate is below the U.S. statutory rate due to continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate and certain discrete period items.
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

In fiscal 2011, the Company recorded an overall decrease to its valuation allowances of $20 million primarily due to a $30 million discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2011, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets primarily within Denmark, Italy, automotive experience in Korea and automotive experience in the United Kingdom would be utilized. Therefore, the Company released a net $30 million of valuation allowances in the three month period ended September 30, 2011.
In fiscal 2010, the Company recorded an overall decrease to its valuation allowances of $87 million primarily due to a $111 million discrete period income tax adjustment. In the fourth quarter of fiscal 2010, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets primarily within Mexico would be utilized. Therefore, the Company released $39 million of valuation allowances in the three month period ended September 30, 2010. Further, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in selected entities in Europe. Therefore, the Company recorded $14 million of valuation allowances in the three month period ended September 30, 2010. To the extent the Company improves its underlying operating results in these entities, these valuation allowances, or a portion thereof, could be reversed in future periods.
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
It is reasonably possible that over the next 12 months, valuation allowances recorded against deferred tax assets in certain jurisdictions of up to $50 million may be adjusted.
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
The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2011, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities, may differ materially from the amounts accrued for each year.
It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, the impact of which could be up to a $100 million adjustment to tax expense.
Impacts of Tax Legislation and Change in Statutory Tax Rates
During the fiscal year ended September 30, 2011, tax legislation was adopted in various jurisdictions. None of these changes are expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
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
Income Attributable to Noncontrolling Interests

	Year Ended
	September 30,
(in millions)	2011	2010	Change
Income attributable to noncontrolling interests	$117	$75	56%
•	The increase in income attributable to noncontrolling interests was primarily due to higher earnings at certain automotive experience partially-owned affiliates in North America and Asia and a power solutions partially-owned affiliate.
Net Income Attributable to Johnson Controls, Inc.

	Year Ended
	September 30,
(in millions)	2011	2010	Change
Net income attributable to Johnson Controls, Inc.	$1,624	$1,491	9%
•	The increase in net income attributable to Johnson Controls, Inc. was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses; favorable pricing and product mix net of lead and other commodity costs in the power solutions business; operating income of current year acquisitions in the automotive experience Europe segment; and the favorable impact of foreign currency translation. These factors were partially offset by higher selling, general and administrative expenses net of an automotive experience legal settlement award; unfavorable margin rates in the building efficiency business; the negative impact of the earthquake in Japan and related events; an increase in the provision for income taxes; and higher income attributable to noncontrolling interests. Fiscal 2011 net income attributable to Johnson Controls, Inc. includes a gain on acquisition of a partially-owned affiliate net of acquisition costs, related purchase accounting adjustments and a partially-owned affiliate’s restatement of prior period income in the power solutions business; costs related to business acquisitions in the automotive experience Europe segment; and restructuring costs. Fiscal 2010 net income attributable to Johnson Controls, Inc. includes fixed asset impairment charges recorded in the automotive experience Asia segment and a gain on acquisition of a power solutions Korean partially-owned affiliate net of acquisition costs and related purchase accounting adjustments. Fiscal 2011 diluted earnings per share was $2.36 compared to the prior year’s diluted earnings per share of $2.19.

FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009
Summary

	Year Ended
	September 30,
(in millions)	2010	2009	Change
Net sales	$34,305	$28,497	20%
Segment income	1,933	262	*

*	Measure not meaningful
•	The $5.8 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($4.5 billion) as a result of increased industry production levels in all segments, higher sales in the power solutions business ($0.8 billion) reflecting higher sales volumes and the impact of higher lead costs on pricing, the favorable impact of foreign currency translation ($0.5 billion) and a slight increase in building efficiency net sales.

•	Excluding the favorable impact of foreign currency translation, consolidated net sales increased 19% as compared to the prior year.

•	The $1.7 billion increase in consolidated segment income was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating costs in the automotive experience North America segment, favorable overall margin rates in the building efficiency business, impairment charges recorded in the prior year on an equity investment in the building efficiency other segment ($152 million), incremental warranty charges recorded in the prior year in the building efficiency other segment ($105 million), fixed asset impairment charges recorded in the prior year in the automotive experience North America and Europe segments ($77 million and $33 million, respectively), gain on acquisition of a Korean partially-owned affiliate net of acquisition costs and related purchase accounting adjustments in the power solutions business ($37 million) and higher equity income in the automotive experience and power solutions businesses, partially offset by higher selling, general and administrative expenses, fixed asset impairment charges recorded in the automotive experience Asia segment ($22 million) and the unfavorable impact of foreign currency translation ($6 million).
Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2010	2009	Change	2010	2009	Change
North America systems	$2,142	$2,222	-4%	$206	$259	-20%
North America service	2,127	2,168	-2%	117	188	-38%
Global workplace solutions	3,288	2,832	16%	40	58	-31%
Asia	1,422	1,293	10%	178	170	5%
Other	3,823	3,978	-4%	132	(278)	*

	$12,802	$12,493	2%	$673	$397	70%

*	Measure not meaningful
Net Sales:
•	The decrease in North America systems was primarily due to lower volumes of equipment in the commercial construction and replacement markets ($101 million) partially offset by the favorable impact from foreign currency translation ($21 million).

•	The decrease in North America service was primarily due to lower truck-based business ($155 million) partially offset by higher volumes in energy solutions ($72 million), the favorable impact of foreign currency translation ($22 million) and incremental sales due to a business acquisition ($20 million).

•	The increase in global workplace solutions was primarily due to a net increase in services to existing customers ($208 million), new business ($151 million) and the favorable impact of foreign currency translation ($97 million).

•	The increase in Asia was primarily due to favorable impact of foreign currency translation ($56 million), higher volumes of equipment and controls systems ($39 million) and higher service volumes ($34 million).

•	The decrease in other was primarily due to lower volumes in Europe ($290 million), the Middle East ($33 million) and other business areas ($11 million), partially offset by improvement in the U.S. residential replacement markets for unitary products ($96 million) and the favorable impact of foreign currency translation ($83 million).
Segment Income:
•	The decrease in North America systems was primarily due to lower volumes ($17 million), unfavorable margin rates ($15 million), reserves for existing customers ($13 million) and higher selling, general and administrative expenses ($8 million), partially offset by the favorable impact of foreign currency translation ($3 million).

•	The decrease in North America service was primarily due to information technology implementation costs and inventory adjustments ($55 million), lower volumes in truck-based services ($18 million), higher selling, general and administrative expenses ($6 million), partially offset by favorable margin rates ($6 million) and the favorable impact of foreign currency translation ($2 million).

•	The decrease in global workplace solutions was primarily due to higher selling, general, and administrative expenses ($27 million) primarily related to business development investments and unfavorable margin rates ($24 million), partially offset by higher volumes ($24 million), prior year bad debt expense associated with a customer bankruptcy ($8 million) and the favorable impact of foreign currency translation ($1 million).

•	The increase in Asia was primarily due to higher sales volumes ($19 million), favorable margin rates ($14 million) and the favorable impact of foreign currency translation ($4 million), partially offset by higher selling, general and administrative expenses ($29 million).

•	The increase in other was primarily due to favorable margin rates ($218 million), prior year impairment charges recorded on an equity investment ($152 million), prior year incremental warranty charges ($105 million) and prior year inventory related charges ($20 million), partially offset by higher selling, general and administrative expenses ($66 million) primarily related to investments in emerging markets and increased engineering spending, and lower volumes ($19 million).
Automotive Experience

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2010	2009	Change	2010	2009	Change
North America	$6,765	$4,631	46%	$379	$(333)	*
Europe	8,019	6,287	28%	105	(212)	*
Asia	1,826	1,098	66%	107	4	*

	$16,610	$12,016	38%	$591	$(541)	*

*	Measure not meaningful
Net Sales:
•	The increase in North America was primarily due to higher industry production volumes by the Company’s major OEM customers ($2.1 billion) and incremental sales from a business acquisition ($58 million), partially offset by unfavorable commercial settlements and pricing ($36 million).

•	The increase in Europe was primarily due to higher production volumes and new customer awards ($1.8 billion) partially offset by unfavorable commercial settlements and pricing ($32 million) and the unfavorable impact of foreign currency translation ($20 million).

•	The increase in Asia was primarily due to higher production volumes and new customer awards ($603 million) and the favorable impact of foreign currency translation ($125 million).
Segment Income:
•	The increase in North America was primarily due to higher industry production volumes ($478 million), lower operating and selling, general and administration costs ($152 million), an impairment charge on fixed assets recorded in the prior year ($77 million) and higher equity income ($28 million), partially offset by higher engineering expenses ($22 million).

•	The increase in Europe was primarily due to higher production volumes ($350 million), favorable purchasing costs ($64 million), an impairment charge on fixed assets recorded in the prior year ($33 million), higher equity income ($10 million) and favorable operating costs ($8 million), partially offset by higher prior year commercial recoveries ($45 million), higher engineering expenses ($44 million), higher selling, general and administrative costs ($39 million) and the unfavorable impact of foreign currency translation ($19 million).

•	The increase in Asia was primarily due to higher production volumes ($90 million), higher equity income at our joint ventures mainly in China ($62 million) and the favorable impact of foreign currency translation ($1 million), partially offset by asset impairment charges in Japan ($22 million), higher engineering expenses ($10 million) and higher selling, general and administrative costs ($17 million).
Power Solutions

	Year Ended
	September 30,
(in millions)	2010	2009	Change
Net sales	$4,893	$3,988	23%
Segment income	669	406	65%
•	Net sales increased primarily due to higher sales volumes ($454 million), the impact of higher lead costs on pricing ($316 million), the favorable impact of foreign currency translation ($69 million), incremental sales due to a business acquisition ($43 million) and favorable price/product mix ($23 million).

•	Segment income increased primarily due to higher sales volumes ($164 million), gain on acquisition of a Korean partially-owned affiliate net of acquisition costs and related purchase accounting adjustments ($37 million) as discussed in Note 2, “Acquisitions,” of the notes to consolidated financial statements, higher equity income ($27 million), prior year disposal of a former manufacturing facility in Europe and other assets ($20 million), the favorable impact of foreign currency translation ($3 million) and favorable net lead and other commodity costs and pricing ($56 million), which includes a prior year $62 million out of period adjustment as discussed in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements. Partially offsetting these factors were higher selling, general and administrative costs ($46 million).
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

Since the announcement of the 2009 Plan in March 2009, the Company has experienced lower employee severance and termination benefit cash payouts than previously calculated for automotive experience in Europe of approximately $70 million, of which $42 million was identified in fiscal year 2010, due to favorable severance negotiations and the decision to not close previously planned plants in response to increased customer demand. The underspend of the initial 2009 Plan reserves has been committed for additional costs incurred as part of power solutions and automotive experience Europe and North America’s additional cost reduction initiatives.
Refer to Note 15, “Restructuring Costs,” of the notes to consolidated financial statements for further disclosure related to the Company’s restructuring plans.
Net Financing Charges

	Year Ended
	September 30,
(in millions)	2010	2009	Change
Net financing charges	$170	$239	-29%
•	The decrease in net financing charges was primarily due to lower debt levels, including the conversion of the Company’s convertible senior notes and Equity Units in September 2009, and lower interest rates in fiscal 2010.
Provision for Income Taxes
The effective rate is below the U.S. statutory rate due to continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate and certain discrete period items.
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
In fiscal 2010, the Company recorded an overall decrease to its valuation allowances of $87 million primarily due to a $111 million discrete period tax adjustment. In the fourth quarter of fiscal 2010, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets primarily within Mexico would be utilized. Therefore, the Company released $39 million of valuation allowances in the three month period ended September 30, 2010. Further, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in selected entities in Europe. Therefore, the Company recorded $14 million of valuation allowances in the three month period ended September 30, 2010. To the extent the Company improves its underlying operating results in these entities, these valuation allowances, or a portion thereof, could be reversed in future periods.
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
Income Attributable to Noncontrolling Interests

	Year Ended
	September 30,
(in millions)	2010	2009	Change
Income (loss) attributable to noncontrolling interests	$75	$(12)	*

*	Measure not meaningful
•	The increase in income attributable to noncontrolling interests was primarily due to improved earnings at certain automotive experience partially-owned affiliates in North America and Asia and a power solutions partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Year Ended
	September 30,
(in millions)	2010	2009	Change
Net income (loss) attributable to Johnson Controls, Inc.	$1,491	$(338)	*

*	Measure not meaningful
•	The increase in net income attributable to Johnson Controls, Inc. was primarily due to higher volumes in the automotive experience and power solutions businesses, favorable operating costs in the automotive experience North America segment, favorable overall margin rates in the building efficiency business, impairment charges recorded in the prior year on an equity investment in the building efficiency other segment, incremental warranty charges recorded in the prior year in the building efficiency other segment, fixed asset impairment charges recorded in the prior year in the automotive experience North America and Europe segments, gain on acquisition of a Korean partially-owned affiliate in the power solutions business, restructuring charges recorded in the prior year, higher equity income in the automotive experience and power solutions businesses, debt conversion costs incurred in the prior year and lower net financing charges, partially offset by higher selling, general and administrative expenses, fixed asset impairment charges recorded in the automotive experience Asia segment, an increase in the provision for income taxes and higher income attributable to noncontrolling interests. Fiscal 2010 diluted earnings per share was $2.19 compared to fiscal 2009 diluted loss per share of $0.57.
GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS
Goodwill at September 30, 2011 was $7.0 billion, $515 million higher than the prior year. The increase was primarily due to the impact of current year acquisitions.
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2011, 2010 and 2009 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2011, 2010 and 2009. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.
At December 31, 2010, in conjunction with the preparation of its financial statements, the Company assessed goodwill for impairment in the building efficiency business due to the change in reportable segments as described in Note 18, “Segment Information,” of the notes to consolidated financial statements. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at December 31, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.
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
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring the assessment of impairment of goodwill in the automotive experience North America and Europe segments and the building efficiency other segment (formerly unitary products group segment) due to the rapid declines in the automotive and construction markets. As a result, the Company performed impairment testing for goodwill and determined that fair values of the reporting units exceed their carrying values and no impairment existed at December 31, 2008. To further support the fair value estimates of the automotive experience North America and building efficiency other segments, the Company prepared a discounted cash flow analysis that also indicated the fair value exceeded the carrying value for each reporting unit. The assumptions supporting the estimated future cash flows of the reporting units, including profit margins, long-term sales forecasts and growth rates, reflect the Company’s best estimates. The assumptions related to automotive experience sales volumes reflected the expected continued automotive industry decline with a return to fiscal 2008 volume production levels by fiscal 2013. The assumptions related to the construction market sales volumes reflected steady growth beginning in fiscal 2010.
Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2011, 2010 and 2009, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.
The Company reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.
The Company has certain subsidiaries, mainly located in France and Spain, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. In accordance with ASC 740, “Income Taxes,” the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.
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
At September 30, 2011, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.
In the fourth quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the planned relocation of a plant in Japan in the automotive experience Asia segment. As a result, the Company reviewed its long-lived assets for impairment and recorded an $11 million impairment charge within cost of sales in the fourth quarter of fiscal 2010 related to the automotive experience Asia segment. The impairment was measured under a market approach utilizing an appraisal. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
In the third quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the planned relocation of its headquarters building in Japan in the automotive experience Asia segment. As a result, the Company reviewed its long-lived assets for impairment and recorded an $11 million impairment charge within selling, general and administrative expenses in the third quarter of fiscal 2010 related to the automotive experience Asia segment. The impairment was measured under a market approach utilizing an appraisal. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
In the second quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to planned plant closures for the automotive experience North America segment. These closures are a result of the Company’s revised restructuring actions to the 2008 Plan. Refer to Note 15, “Restructuring Costs,” of the notes to consolidated financial statements for further information regarding the 2008 Plan. As a result, the Company reviewed its long-lived assets for impairment and recorded a $19 million impairment charge in the second quarter of fiscal 2010 related to the automotive experience North America segment. This impairment charge was offset by a decrease in the Company’s restructuring reserve related to the 2008 Plan due to lower employee severance and termination benefit cash payments than previously expected, as discussed further in Note 15. The impairment was measured under an income approach utilizing forecasted discounted cash flows for fiscal 2010 through 2014 to determine the fair value of the impaired assets. This method is consistent with the method the Company has employed in prior periods to value other long-lived assets. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
In the third quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in light of the restructuring plans in North America announced by Chrysler LLC (Chrysler) and General Motors Corporation (GM) during the quarter as part of their bankruptcy reorganization plans. As a result, the Company reviewed its long-lived assets relating to the Chrysler and GM platforms within the automotive experience North America segment and determined no impairment existed.
In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the automotive experience North America segment, $16 million related to the automotive experience Asia segment and $5 million related to the automotive experience Europe segment. Refer to Note 15, “Restructuring Costs,” of the notes to consolidated financial statements for further information regarding the 2009 Plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the automotive experience Europe segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the automotive experience Europe segment for impairment and determined no additional impairment existed.
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the significant declines in North American and European automotive sales volumes. As a result, the Company reviewed its long-lived assets for impairment and recorded a $110 million impairment charge within cost of sales in the first quarter of fiscal 2009, of which $77 million related to the automotive experience North America segment and $33 million related to the automotive experience Europe segment.
Investments in partially-owned affiliates (“affiliates”) at September 30, 2011 were $811 million, $83 million higher than the prior year. The increase was primarily due to positive earnings by certain automotive experience affiliates primarily in Asia, an initial investment in a power solutions affiliate and affiliates acquired as part of current year business acquisitions, partially offset by dividends paid by affiliates and the acquisition of the controlling interest in a formerly unconsolidated power solutions affiliate.
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
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which had significantly impacted the financial results of the equity investment. The

Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for the building efficiency other segment in the first quarter of fiscal 2009. The U.S. Air investment balance included in the consolidated statement of financial position at September 30, 2011 was $53 million. The Company does not anticipate future impairment of this investment as, based on its current forecasts, a further decline in value that is other than temporary is not considered reasonably likely to occur.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital

	September 30,	September 30,
(in millions)	2011	2010	Change
Working capital	$1,589	$919	73%
Accounts receivable	7,151	6,095	17%
Inventories	2,316	1,786	30%
Accounts payable	6,159	5,426	14%
•	The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt and net assets of discontinued operations. Management believes that this measure of working capital, which excludes financing-related items and discontinued activities, provides a more useful measurement of the Company’s operating performance.

•	The increase in working capital at September 30, 2011 as compared to September 30, 2010 was primarily due to current year acquisitions, higher accounts receivable from higher sales volumes and higher inventory levels to support higher sales, partially offset by higher accounts payable primarily due to increased purchasing activity.

•	The Company’s days sales in accounts receivable decreased to 52 at September 30, 2011 from 55 for the prior year primarily due to improved collections. The increase in accounts receivable compared to September 30, 2010 was primarily due to increased sales in the fourth quarter of fiscal 2011 compared to the same quarter in the prior year. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.
•	The Company’s inventory turns during fiscal 2011 were slightly lower compared to the prior year primarily due to increased inventory build to meet increased demand.

•	Days in accounts payable at September 30, 2011 decreased to 71 days from 74 days at September 30, 2010 primarily due to the timing of supplier payments.
Cash Flows

	Year Ended September 30,
(in millions)	2011	2010
Cash provided by operating activities	$1,076	$1,438
Cash used by investing activities	(2,637)	(892)
Cash provided (used) by financing activities	1,239	(895)
Capital expenditures	(1,325)	(777)
•	The decrease in cash provided by operating activities was primarily due to unfavorable changes in accounts receivable, inventory, other assets and accounts payable, partially offset by higher net income and favorable changes in accrued income taxes.

•	The increase in cash used by investing activities was primarily due to higher capital expenditures and acquisitions of businesses.

•	The increase in cash provided by financing activities was primarily due to an increase in overall debt levels. Refer to Note 8, “Debt and Financing Arrangements,” of the notes to consolidated financial statements for further discussion.

•	The increase in capital expenditures in the current year primarily related to capacity increases and vertical integration efforts in the power solutions business, increased investments to support customer growth and enhance the Company’s strategic footprint primarily in Mexico and Southeast Asia, and information technology infrastructure investments.
Capitalization

	September 30,	September 30,
(in millions)	2011	2010	Change
Total debt	$5,146	$3,389	52%
Shareholders’ equity attributable to Johnson Controls, Inc.	11,042	10,071	10%

Total capitalization	$16,188	$13,460	20%

Total debt as a % of total capitalization	32%	25%

•	The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•	In fiscal 2008, the Company entered into new committed revolving credit facilities totaling 350 million euro with 100 million euro expiring in May 2009, 150 million euro expiring in May 2011 and 100 million euro expiring in August 2011. In May 2009, the 100 million euro revolving facility expired and the Company entered into a new one year committed revolving credit facility in the amount of 50 million euro expiring in May 2010. In May 2010, the 50 million euro revolving facility expired and the Company entered into a new one year committed revolving facility in the amount of 50 million euro expiring in May 2011. In July 2011, the Company entered into a new 50 million euro committed revolving facility scheduled to mature in July 2012. In August 2011, the Company entered into a new 100 million euro committed revolving facility scheduled to mature in August 2014. In September 2011, the Company entered into three new committed revolving facilities, totaling 73 million euro and an additional $50 million, scheduled to mature in September 2012. As of September 30, 2011 there were no draws on any of the revolving facilities.
•	In December 2009, the Company retired its 7 billion yen, three-year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In December 2009, the Company retired its 12 billion yen, three-year, floating rate loan agreement that matured. The Company used cash to repay the note.

•	In December 2009, the Company retired approximately $13 million in principal amount of its fixed rate notes that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired approximately $30 million in principal amount of its fixed rate notes that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In February 2010, the Company retired its 18 billion yen, three-year, floating rate loan agreement that was scheduled to mature on January 18, 2011. The Company used cash to repay the note.

•	In March 2010, the Company issued $500 million aggregate principal amount of 5.0% senior unsecured fixed rate notes due in fiscal 2020. Net proceeds from the issue were used for general corporate purposes including the retirement of short-term debt.

•	In March 2010, the Company retired approximately $31 million in principal amount of its fixed rate notes that was scheduled to mature on January 15, 2011. The Company used cash to fund the repurchase.

•	In May 2010, the Company retired approximately $18 million in principal amount of its fixed rate notes scheduled to mature on January 15, 2011. The Company used cash to fund the repurchases.

•	In September 2010, the Company entered into a new, $100 million committed revolving facility scheduled to mature in December 2011. In February 2011, the Company retired the committed facility. There were no draws on the facility.

•	In November 2010, the Company repaid debt of $82 million which was acquired as part of an acquisition in the first quarter of fiscal 2011. The Company used cash to repay the debt.

•	In January 2011, the Company retired $654 million in principal amount, plus accrued interest, of its 5.25% fixed rate notes that matured on January 15, 2011. The Company used cash to fund the payment.

•	In February 2011, the Company issued $350 million aggregate principal amount of floating rate senior unsecured notes due in fiscal 2014, $450 million aggregate principal amount of 1.75% senior unsecured fixed rate notes due in fiscal 2014, $500 million aggregate principal amount of 4.25% senior unsecured fixed rate notes due in fiscal 2021 and $300 million aggregate principal amount of 5.7% senior unsecured fixed rate notes due in fiscal 2041. Aggregate net proceeds of $1.6 billion from the issues were used for general corporate purposes including the retirement of short-term debt.

•	In February 2011, the Company entered into a six-year, 100 million euro, floating rate loan scheduled to mature in February 2017. Proceeds from the facility were used for general corporate purposes.

•	In February 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in February 2015. The facility is used to support the Company’s outstanding commercial paper. At September 30, 2011, there were no draws on the facility.

•	In April 2011, a total of 157,820 equity units, which had a purchase contract settlement date of March 31, 2012, were early exercised. As a result, the Company issued 766,673 shares of Johnson Controls, Inc. common stock and approximately $8 million of 11.5% notes due 2042.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of September 30, 2011, it could borrow up to $2.4 billion at its current debt ratings on committed credit lines.

•	The Company believes its capital resources and liquidity position at September 30, 2011 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities, announced acquisitions and any other potential acquisitions in fiscal 2012 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of September 30, 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.
•	The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short term investments and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by our operations domestically, we could elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of our earnings. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

•	The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans — Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2011, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $10.5 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

A summary of the Company’s significant contractual obligations as of September 30, 2011 is as follows (in millions):

					2017
	Total	2012	2013-2014	2015-2016	and Beyond
Contractual Obligations
Long-term debt (including capital lease obligations)*	$4,550	$17	$1,367	$937	$2,229
Interest on long-term debt (including capital lease obligations)*	2,383	213	390	304	1,476
Operating leases	992	289	401	202	100
Purchase obligations	2,390	1,772	514	95	9
Pension and postretirement contributions	424	89	49	71	215

Total contractual cash obligations	$10,739	$2,380	$2,721	$1,609	$4,029

*	See “Capitalization” for additional information related to the Company’s long-term debt.
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
Revenue Recognition
The Company’s building efficiency business recognizes revenue from certain long-term contracts over the contractual period under the percentage-of-completion (POC) method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded in unbilled accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The amount of accounts receivable due after one year is not significant. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.
The building efficiency business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.
The Company’s building efficiency business also sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. In order to estimate relative selling price, market data and transfer price studies are utilized. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period.
In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.
Goodwill and Other Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2011, 2010 and 2009 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2011, 2010 and 2009. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.
Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2011, 2010 and 2009, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.
Employee Benefit Plans
The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health and other benefits. Plan assets and obligations are measured annually, or more frequently if there is a remeasurement event, based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods.
U.S. GAAP requires that companies recognize in its statement of financial position a liability for defined benefit pension and postretirement plans that are underfunded or unfunded, or an asset for defined benefit pension and postretirement benefit plans that are overfunded. U.S. GAAP also requires that companies measure the benefit obligations and fair value of plan assets that determine a benefit plan’s funded status as of the date of the employer’s fiscal year-end.
The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement health and other benefit plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement health and other benefit plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s discount rate on U.S. plans was 5.25% and 5.50% at September 30, 2011 and 2010, respectively. The Company’s weighted average discount rate on non-U.S. plans was 4.00% at September 30, 2011 and 2010.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 50% of the plans’ assets are invested in equities, with the remainder primarily invested in fixed income and alternative investments. For the years ending September 30, 2011 and 2010, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 8.50%. The actual rate of return on U.S. pension plans was below 8.50% in fiscal 2011 and 2010. For the years ending September 30, 2011 and 2010, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 5.50% and 6.00%, respectively. Plan assets for the Company’s postretirement health and other benefit plans were contributed at the end of fiscal 2011 and not contemplated in fiscal 2011 net periodic benefit cost.
Beginning in fiscal 2012 the Company believes the long-term rate of return will approximate 8.50%, 5.25% and 6.30% for U.S. pension, non-U.S. pension, and postretirement health and other benefit plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to expense in future years. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.
For purposes of expense recognition, the Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a three-year period. As of September 30, 2011, the Company had approximately $119 million of unrecognized asset losses associated with its U.S. pension plans, which will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.
In fiscal 2011, total employer and employee contributions to the defined benefit pension plans were $280 million, of which $183 million were voluntary contributions made by the Company. The Company expects to contribute approximately $350 million in cash to its defined benefit pension plans in fiscal year 2012. In fiscal 2011, total employer and employee contributions to the postretirement health and other benefit plans were $183 million, of which $156 million were voluntary contributions made by the Company. The Company expects to contribute approximately $60 million in cash to its postretirement health and other benefit plans in fiscal year 2012.
Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Product Warranties
The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. At September 30, 2011, the Company had recorded $301 million of warranty reserves. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. In determining the need for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At September 30, 2011, the Company had a valuation allowance of $719 million, of which $559 million relates to net operating loss carryforwards primarily in France and Spain, for which sustainable taxable income has not been demonstrated; and $160 million for other deferred tax assets.
The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. At September 30, 2011, the Company had unrecognized tax benefits of $1,357 million.
The Company does not provide additional U.S. income taxes on undistributed earnings of non-U.S. consolidated subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. Refer to “Capitalization” within the “Liquidity and Capital Resources” section for discussion of domestic and foreign cash projections.
NEW ACCOUNTING PRONOUNCEMENTS
In September 2011, the FASB issued ASU No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” ASU No. 2011-09 requires additional quantitative and qualitative disclosures about an employer’s participation in multiemployer pension plans, including disclosure of the name and identifying number of the significant multiemployer plans in which the employer participates, the level of the employer’s participation in the plans, the financial health of the plans and the nature of the employer commitments to the plans. ASU No. 2011-09 will be effective for the Company for the fiscal year ending September 30, 2012. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 will be effective for the Company for goodwill impairment tests performed in the fiscal year ending September 30, 2013, with early adoption permitted. The adoption of this guidance is expected to have no impact on the Company’s consolidated financial condition and results of operations.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 will be effective for the Company for the quarter ending December 31, 2012. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the Company in the second quarter of fiscal 2012 (January 1, 2012). The Company has assessed the updated guidance and expects adoption to have no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 10, “Fair Value Measurements,” of the notes to consolidated financial statements for disclosures surrounding the Company’s fair value measurements.
In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement was effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to the “Principles of Consolidation” section of Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further discussion.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance eliminates the use of the residual method allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third party evidence is available. The amendments in this ASU also expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company adopted ASU No. 2009-13 on October 1, 2010 and appropriate disclosures have been included herein. As each deliverable had a determinable relative selling price and the residual method was not previously utilized by the Company, there were no changes in units of accounting, the allocation process, or the pattern and timing of revenue recognition upon adoption of ASU No. 2009-13. Furthermore, adoption of this ASU is not expected to have a material effect on the consolidated financial condition or results of operations in subsequent periods.
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
The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. For the five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 2014, the Company elected the short cut method as the criteria to apply the short cut method as defined in ASC 815 was met and the critical terms for both the hedge and underlying hedged item are identical at inception of the hedge and the presented reporting periods. In applying the short cut method, the Company is allowed to assume zero ineffectiveness without performing detailed effectiveness assessments and does not record any ineffectiveness related to the hedge relationship. For remaining interest rate swaps, the long-haul method is used. The Company therefore assesses retrospective and prospective effectiveness on a quarterly basis and records any measured ineffectiveness in the consolidated statements of income.
For equity swaps, these derivative instruments are not designated as hedging instruments under ASC 815, “Derivatives and Hedging,” and require no assessment of effectiveness on a quarterly basis.
A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements, and further disclosure relating to derivatives and hedging activities is included in Note 9, “Derivative Instruments and Hedging Activities,” and Note 10, “Fair Value Measurements,” of the notes to consolidated financial statements.
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
The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. The Company primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. The Company also selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. At September 30, 2011 and 2010, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $54 million and $107 million, respectively.
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
Interest Rates
The Company uses interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, these outstanding swaps qualify and are designated as fair value hedges. As of September 30, 2011, the Company had eight interest rate swaps totaling $850 million outstanding. A 10% increase in the average cost of the Company’s variable rate debt would result in an unfavorable change in pre-tax interest expense of approximately $5 million and $1 million at September 30, 2011 and 2010, respectively.
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
Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2011 related solely to environmental compliance were not material. At September 30, 2011 and 2010, the

Company recorded environmental liabilities of $30 million and $47 million, respectively. A charge to income is recorded when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At September 30, 2011 and 2010, the Company recorded conditional asset retirement obligations of $91 million and $84 million, respectively.
Additionally, the Company is involved in a number of product liability and various other casualty lawsuits incident to the operation of its businesses. Insurance coverages are maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows (see Note 19, “Commitments and Contingencies,” of the notes to consolidated financial statements). Costs related to such matters were not material to the periods presented.
QUARTERLY FINANCIAL DATA

(in millions, except per share data)	First	Second	Third	Fourth	Full
(unaudited)	Quarter	Quarter	Quarter	Quarter	Year
2011
Net sales	$9,537	$10,144	$10,364	$10,788	$40,833
Gross profit	1,414	1,474	1,550	1,732	6,170
Net income attributable to Johnson Controls, Inc. (1)	375	354	357	538	1,624
Earnings per share
Basic (3)	0.56	0.52	0.53	0.79	2.40
Diluted (3)	0.55	0.51	0.52	0.78	2.36

2010
Net sales	$8,408	$8,317	$8,540	$9,040	$34,305
Gross profit	1,236	1,223	1,339	1,491	5,289
Net income attributable to Johnson Controls, Inc. (2)	350	274	418	449	1,491
Earnings per share
Basic (3)	0.52	0.41	0.62	0.67	2.22
Diluted (3)	0.52	0.40	0.61	0.66	2.19

(1)	The fiscal 2011 second quarter net income includes $36 million of costs related to business acquisitions recorded in the automotive experience Europe segment. The fiscal 2011 third quarter net income includes $28 million of costs related to business acquisitions recorded in the automotive experience Europe segment. The fiscal 2011 fourth quarter net income includes a $37 million gain on acquisition of a power solutions partially-owned affiliate net of acquisition costs, related purchase accounting adjustments and a power solutions partially-owned affiliate’s restatement of prior period income, and $43 million of restructuring costs recorded in the building efficiency and automotive experience businesses. The preceding amounts are stated on a pre-tax basis.

(2)	The fiscal 2010 third quarter net income includes $11 million of fixed asset impairment charges recorded in the automotive experience Asia segment. The fiscal 2010 fourth quarter net income includes $11 million of fixed asset impairment charges recorded in the automotive experience Asia segment, an $8 million charge related to the divestiture of a partially-owned affiliate recorded in the automotive experience North America segment and a $37 million gain on acquisition of a Korean partially-owned affiliate net of acquisition costs and related purchase accounting adjustments recorded in the power solutions segment. The preceding amounts are stated on a pre-tax basis.

(3)	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Risk Management” included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Johnson Controls, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 22, 2011

Johnson Controls, Inc.
Consolidated Statements of Income

	Year ended September 30,
(in millions, except per share data)	2011	2010	2009
Net sales
Products and systems*	$32,420	$27,204	$21,837
Services*	8,413	7,101	6,660

	40,833	34,305	28,497
Cost of sales
Products and systems*	27,631	23,226	19,618
Services*	7,032	5,790	5,330

	34,663	29,016	24,948

Gross profit	6,170	5,289	3,549

Selling, general and administrative expenses	(4,183)	(3,610)	(3,210)
Restructuring costs	—	—	(230)
Debt conversion costs	—	—	(111)
Net financing charges	(174)	(170)	(239)
Equity income (loss)	298	254	(77)

Income (loss) before income taxes	2,111	1,763	(318)

Provision for income taxes	370	197	32

Net income (loss)	1,741	1,566	(350)

Income (loss) attributable to noncontrolling interests	117	75	(12)

Net income (loss) attributable to Johnson Controls, Inc.	$1,624	$1,491	$(338)

Earnings (loss) per share
Basic	$2.40	$2.22	$(0.57)
Diluted	$2.36	$2.19	$(0.57)

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2011	2010
Assets

Cash and cash equivalents	$257	$560
Accounts receivable, less allowance for doubtful accounts of $89 and $96, respectively	7,151	6,095
Inventories	2,316	1,786
Other current assets	2,291	2,211

Current assets	12,015	10,652

Property, plant and equipment — net	5,616	4,096
Goodwill	7,016	6,501
Other intangible assets — net	945	741
Investments in partially-owned affiliates	811	728
Other noncurrent assets	3,273	3,025

Total assets	$29,676	$25,743

Liabilities and Equity

Short-term debt	$596	$75
Current portion of long-term debt	17	662
Accounts payable	6,159	5,426
Accrued compensation and benefits	1,315	1,122
Other current liabilities	2,695	2,625

Current liabilities	10,782	9,910

Long-term debt	4,533	2,652
Pension, postretirement health and other benefits	1,102	993
Other noncurrent liabilities	1,819	1,815

Long-term liabilities	7,454	5,460

Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	260	196

Common Stock, $.01 7/18 par value shares authorized: 1,800,000,000 shares issued: 2011 - 682,634,236; 2010 - 676,197,237	9	9
Capital in excess of par value	2,620	2,448
Retained earnings	8,922	7,765
Treasury stock, at cost (2011 - 2,470,168; 2010 - 2,470,565 shares)	(74)	(74)
Accumulated other comprehensive income (loss)	(435)	(77)

Shareholders’ equity attributable to Johnson Controls, Inc.	11,042	10,071

Noncontrolling interests	138	106

Total equity	11,180	10,177

Total liabilities and equity	$29,676	$25,743

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2011	2010	2009
Operating Activities
Net income (loss) attributable to Johnson Controls, Inc.	$1,624	$1,491	$(338)
Income (loss) attributable to noncontrolling interests	117	75	(12)

Net income (loss)	1,741	1,566	(350)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	678	648	707
Amortization of intangibles	53	43	38
Equity in earnings of partially-owned affiliates, net of dividends received	(15)	5	237
Deferred income taxes	(144)	(85)	6
Impairment charges	—	41	156
Fair value adjustment of equity investment	(89)	(47)	—
Debt conversion costs	—	—	101
Equity-based compensation	59	49	60
Other	37	36	18
Changes in assets and liabilities, excluding acquisitions:
Receivables	(721)	(608)	796
Inventories	(387)	(260)	557
Other assets	(118)	274	(483)
Restructuring reserves	(94)	(195)	(83)
Accounts payable and accrued liabilities	(55)	218	(635)
Accrued income taxes	131	(247)	(300)

Cash provided by operating activities	1,076	1,438	825

Investing Activities
Capital expenditures	(1,325)	(777)	(647)
Sale of property, plant and equipment	54	47	28
Acquisition of businesses, net of cash acquired	(1,226)	(61)	(38)
Settlement of cross-currency interest rate swaps	—	—	31
Changes in long-term investments	(140)	(101)	(110)

Cash used by investing activities	(2,637)	(892)	(736)

Financing Activities
Increase (decrease) in short-term debt — net	510	(575)	213
Increase in long-term debt	1,852	515	883
Repayment of long-term debt	(787)	(526)	(391)
Payment of cash dividends	(413)	(339)	(309)
Debt conversion costs	—	—	(101)
Proceeds from the exercise of stock options	105	52	8
Settlement of interest rate swaps	24	—	—
Cash paid to acquire a noncontrolling interest	(23)	—	—
Other	(29)	(22)	(25)

Cash provided (used) by financing activities	1,239	(895)	278

Effect of exchange rate changes on cash and cash equivalents	19	148	10

Increase (decrease) in cash and cash equivalents	(303)	(201)	377
Cash and cash equivalents at beginning of period	560	761	384

Cash and cash equivalents at end of period	$257	$560	$761

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc.

						Accumulated
			Capital in		Treasury	Other
		Common	Excess of	Retained	Stock,	Comprehensive
(in millions, except per share data)	Total	Stock	Par Value	Earnings	at Cost	Income (Loss)

At September 30, 2008	$9,406	$8	1,547	$7,282	$(102)	$671
Comprehensive loss:
Net loss attributable to Johnson Controls, Inc.	(338)	—	—	(338)	—	—
Foreign currency translation adjustments	(194)	—	—	—	—	(194)
Realized and unrealized gains on derivatives	41	—	—	—	—	41
Employee retirement plans	(326)	—	—	—	—	(326)

Other comprehensive loss	(479)

Comprehensive loss	(817)
Cash dividends
Common ($0.52 per share)	(309)	—	—	(309)	—	—
Debt conversion (Note 8)	804	1	803	—	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	(20)	—	—	(20)	—	—
Other, including options exercised	36	—	4	—	32	—

At September 30, 2009	9,100	9	2,354	6,615	(70)	192
Comprehensive income:
Net income attributable to Johnson Controls, Inc.	1,491	—	—	1,491	—	—
Foreign currency translation adjustments	(115)	—	—	—	—	(115)
Realized and unrealized gains on derivatives	13	—	—	—	—	13
Unrealized gains on marketable common stock	3	—	—	—	—	3
Employee retirement plans	(170)	—	—	—	—	(170)

Other comprehensive loss	(269)

Comprehensive income	1,222
Cash dividends
Common ($0.52 per share)	(350)	—	—	(350)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	9	—	—	9	—	—
Other, including options exercised	90	—	94	—	(4)	—

At September 30, 2010	10,071	9	2,448	7,765	(74)	(77)
Comprehensive income:
Net income attributable to Johnson Controls, Inc.	1,624	—	—	1,624	—	—
Foreign currency translation adjustments	(109)	—	—	—	—	(109)
Realized and unrealized losses on derivatives	(47)	—	—	—	—	(47)
Unrealized gains on marketable common stock	3	—	—	—	—	3
Employee retirement plans	(205)	—	—	—	—	(205)

Other comprehensive loss	(358)

Comprehensive income	1,266
Cash dividends
Common ($0.64 per share)	(435)	—	—	(435)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	(32)	—	—	(32)	—	—
Other, including options exercised	172	—	172	—	—	—

At September 30, 2011	$11,042	$9	$2,620	$8,922	$(74)	$(435)

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
On October 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continuing involvement with VIEs. Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation,” the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the Company first determines if the entity is a VIE. An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE. The Company evaluated the impact of this guidance and determined that the adoption did not result in consolidation of additional entities or deconsolidation of existing VIEs. As such, the adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations, and appropriate disclosures have been included herein.
Consolidated VIEs
Based upon the criteria set forth in ASC 810, the Company has determined that for the reporting periods ended September 30, 2011 and 2010 it was the primary beneficiary in two VIEs in which it holds less than 50% ownership as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships. These two VIEs manufacture products in North America for the automotive industry. The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	September 30,
	2011	2010
Current assets	$207	$215
Noncurrent assets	55	69

Total assets	$262	$284

Current liabilities	$144	$174
Noncurrent liabilities	—	—

Total liabilities	$144	$174

Nonconsolidated VIEs
During the three month period ended June 30, 2011, the Company acquired a 40% interest in an equity method investee. The investee produces and sells lead-acid batteries of which the Company will both purchase and supply certain batteries to complement each investment partners’ portfolio. Commencing on the third anniversary of the closing date, the Company has a contractual right to purchase the remaining 60% equity interest in the investee (the “call option”). If the Company does not exercise the call option on or before the fifth anniversary of the closing date and for a period of six months thereafter, the Company is subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price is fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company has determined that the investee is a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company is not the primary beneficiary as the Company does not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the consolidated statement of financial position at September 30, 2011 was $49 million, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE are immaterial and represent normal course of business trade receivables and payables for all presented periods.
Based upon the criteria set forth in ASC 810, the Company has determined that it holds a variable interest in an equity method investee that was considered thinly capitalized at the time of its initial investment. The entity has been primarily financed with third party debt. During the three month period ended March 31, 2011, the owners of the remaining interest exercised their option to put their interest to the Company. The Company has twelve months from the date the notice was received to set the date of the put closing, reorganize the ownership structure or secure a third party buyer. The value of the put will be at a price that approximates fair value. The Company is not the primary beneficiary as the Company cannot make key operating decisions considered to be most significant to the VIE prior to the put closing. Therefore, the entity is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss, which includes the partially-owned affiliate investment balance and a note receivable, approximates $43 million at September 30, 2011 and $41 million at September 30, 2010. Current liabilities due to the VIE are immaterial and represent normal course of business trade payables for all presented periods. Additionally, the Company consumes a significant amount of the investee’s manufacturing output.
The Company did not have a significant variable interest in any other nonconsolidated VIEs for the presented reporting periods.
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
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. See Note 9, “Derivative Instruments and Hedging Activities,” and Note 10, “Fair Value Measurements,” of the notes to consolidated financial statements for fair value of financial instruments, including derivative instruments, hedging activities and long-term debt.
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
Pre-Production Costs Related to Long-Term Supply Arrangements
The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is assured. Customer reimbursements are recorded as an increase in cash and a reduction of selling, general and administrative expense when reimbursement from the customer is received if reimbursement from the customer is not assured. At September 30, 2011 and 2010, the Company recorded within the consolidated statements of financial position approximately $215 million and $304 million, respectively, of engineering and research and development costs for which customer reimbursement is assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year.
Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2011 and 2010, approximately $109 million and $72 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2011 and 2010, the Company recorded within the consolidated statements of financial position in other current assets approximately $254 million and $212 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is assured.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 15 years for machinery and equipment.
The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.
Goodwill and Other Intangible Assets
Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2011, 2010 and 2009 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2011, 2010 and 2009. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.
At December 31, 2010, in conjunction with the preparation of its financial statements, the Company assessed goodwill for impairment in the building efficiency business due to the change in reportable segments as described in Note 18, “Segment Information,” of the notes to consolidated financial statements. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at December 31, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.
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
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring the assessment of impairment of goodwill in the automotive experience North America and Europe segments and the building efficiency other segment (formerly unitary products group segment) due to the rapid declines in the automotive and construction markets. As a result, the Company performed impairment testing for goodwill and determined that fair values of the reporting units exceed their carrying values and no impairment existed at December 31, 2008. To further support the fair value estimates of the automotive experience North America and building efficiency other segments, the Company prepared a discounted cash flow analysis that also indicated the fair value exceeded the carrying value for each reporting unit. The assumptions supporting the estimated future cash flows of the reporting units, including profit margins, long-term sales forecasts and growth rates, reflect the Company’s best estimates. The assumptions related to automotive experience sales volumes reflected the expected continued automotive industry decline with a return to fiscal 2008 volume production levels by fiscal 2013. The assumptions related to the construction market sales volumes reflected steady growth beginning in fiscal 2010.
Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2011, 2010 and 2009, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. See Note 16, “Impairment of Long-Lived Assets,” for disclosure of the impairment analyses performed by the Company during fiscal 2011, 2010 and 2009.
Percentage-of-Completion Contracts
The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $773 million and $683 million at September 30, 2011 and 2010, respectively. Amounts included within other current liabilities were $730 million and $639 million at September 30, 2011 and 2010, respectively.
Revenue Recognition
The Company’s building efficiency business recognizes revenue from certain long-term contracts over the contractual period under the percentage-of-completion (POC) method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded in unbilled accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The amount of accounts receivable due after one year is not significant. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.
The building efficiency business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.
The Company’s building efficiency business also sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. In order to estimate relative selling price, market data and transfer price studies are utilized. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period.
In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.
Research and Development Costs
Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. Such expenditures for the years ended September 30, 2011, 2010 and 2009 were $876 million, $723 million and $767 million, respectively.
A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2011, 2010 and 2009 were $366 million, $315 million and $431 million, respectively.
Earnings Per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares include the dilutive effect of common stock equivalents which would arise from the exercise of stock options and any outstanding Equity Units and convertible senior notes as of the beginning of the period, for the years ended September 30, 2011 and 2010. However, dilutive shares due to stock options, Equity Units and convertible senior notes were not included in the computation of diluted net loss per common share for the year ended September 30, 2009, since to do so would decrease the loss per share. See Note 12, “Earnings per Share,” of the notes to consolidated financial statements for the calculation of earnings per share.

Foreign Currency Translation
Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction gains (losses) included in net income for the years ended September 30, 2011, 2010 and 2009 were ($30) million, $50 million and ($18) million, respectively.
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
The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 9, “Derivative Instruments and Hedging Activities,” and Note 10, “Fair Value Measurements,” of the notes to consolidated financial statements for disclosure of the Company’s derivative instruments and hedging activities.
Reclassification
Certain prior year amounts have been revised to conform to the current year’s presentation. Recoverable customer engineering expenditures are included in the changes in other assets line within the operating activities section of the consolidated statements of cash flows. In prior years, these cash flows were included in the investing activities section. Also, the long-term portion of pension liabilities is now included in the pension, postretirement health and other benefits line within the long-term liabilities section of the consolidated statements of financial position. In prior years, these liabilities were included in the other noncurrent liabilities line. Also, effective October 1, 2010, the building efficiency business reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 18, “Segment Information,” of the notes to consolidated financial statements for further information.
New Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” ASU No. 2011-09 requires additional quantitative and qualitative disclosures about an employer’s participation in multiemployer pension plans, including disclosure of the name and identifying number of the significant multiemployer plans in which the employer participates, the level of the employer’s participation in the plans, the financial health of the plans and the nature of the employer commitments to the plans. ASU No. 2011-09 will be effective for the Company for the fiscal year ending September 30, 2012. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 will be effective for the Company for goodwill impairment tests performed in the fiscal year ending September 30, 2013, with early adoption permitted. The adoption of this guidance is expected to have no impact on the Company’s consolidated financial condition and results of operations.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 will be effective for the Company for the quarter ending December 31, 2012. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the Company in the second quarter of fiscal 2012 (January 1, 2012). The Company has assessed the updated guidance and expects adoption to have no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 10, “Fair Value Measurements,” of the notes to consolidated financial statements for disclosures surrounding the Company’s fair value measurements.
In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement was effective for the Company beginning in the first quarter of fiscal 2011 (October 1, 2010). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to the “Principles of Consolidation” section of Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further discussion.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance eliminates the use of the residual method allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third party evidence is available. The amendments in this ASU also expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company adopted ASU No. 2009-13 on October 1, 2010 and appropriate disclosures have been included herein. As each deliverable had a determinable relative selling price and the residual method was not previously utilized by the Company, there were no changes in units of accounting, the allocation process, or the pattern and timing of revenue recognition upon adoption of ASU No. 2009-13. Furthermore, adoption of this ASU is not expected to have a material effect on the consolidated financial condition or results of operations in subsequent periods.
2.	ACQUISITIONS
During the fourth quarter of fiscal 2011, the Company acquired an additional 49% of a power solutions partially-owned affiliate. The acquisition increased the Company’s ownership percentage to 100%. The Company paid approximately $143 million (excluding cash acquired of $11 million) for the additional ownership percentage and incurred approximately $15 million of acquisition costs and related purchase accounting adjustments. As a result of the acquisition, the Company recorded a non-cash gain of $75 million within power solutions equity income to adjust the Company’s existing equity investment in the partially-owned affiliate to fair value. Goodwill of $94 million was recorded as part of the transaction. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.
During the third quarter of fiscal 2011, the Company completed its acquisition of Keiper/Recaro Automotive, a leader in recliner system technology with engineering and manufacturing expertise in metals and mechanisms for automobile seats, based in Kaiserslautern, Germany. The total purchase price, net of cash acquired, was approximately $450 million, all of which was paid as of September 30, 2011. In connection with the Keiper/Recaro Automotive acquisition, the Company recorded goodwill of $126 million in the automotive experience Europe segment. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.
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
During the second quarter of fiscal 2011, the Company completed its acquisition of the C. Rob. Hammerstein Group (Hammerstein), a leading global supplier of high-quality metal seat structures, components and mechanisms based in Solingen, Germany. The total purchase price, net of cash acquired, was approximately $529 million, all of which was paid as of September 30, 2011. In connection with the Hammerstein acquisition, the Company recorded goodwill of $193 million primarily in the automotive experience Europe segment. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.
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
Also during fiscal 2011, the Company completed five additional acquisitions for a combined purchase price, net of cash acquired, of $115 million, all of which was paid as of September 30, 2011. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. As a result of one of these acquisitions, which increased the Company’s ownership from a noncontrolling to controlling interest, the Company recorded a non-cash gain of $14 million within automotive experience Asia equity income to adjust the Company’s existing equity investment in the partially-owned affiliate to fair value. In connection with the acquisitions, the Company recorded goodwill of $105 million. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.
In July 2010, the Company acquired an additional 40% of a power solutions Korean partially-owned affiliate. The acquisition increased the Company’s ownership percentage to 90%. The remaining 10% was acquired by the local management team. The Company paid approximately $86 million (excluding cash acquired of $57 million) for the additional ownership percentage and incurred approximately $10 million of acquisition costs and related purchase accounting adjustments. As a result of the acquisition, the Company recorded a non-cash gain of $47 million within power solutions equity income to adjust the Company’s existing equity investment in the Korean partially-owned affiliate to fair value. Goodwill of $51 million was recorded as part of the transaction.
Also during fiscal 2010, the Company completed three acquisitions for a combined purchase price of $35 million, of which $32 million was paid as of September 30, 2010. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $9 million.
During fiscal 2009, the Company completed four acquisitions for a combined purchase price of $43 million, of which $38 million was paid as of September 30, 2009. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of $30 million, of which $26 million was recorded during fiscal 2009.

3.	INVENTORIES
Inventories consisted of the following (in millions):

	September 30,
	2011	2010
Raw materials and supplies	$1,136	$899
Work-in-process	434	278
Finished goods	867	743

FIFO inventories	2,437	1,920
LIFO reserve	(121)	(134)

Inventories	$2,316	$1,786

Inventories valued using the LIFO method of accounting were approximately 18% and 22% of total inventories at September 30, 2011 and 2010, respectively.
4.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in millions):

	September 30,
	2011	2010
Buildings and improvements	$2,488	$2,161
Machinery and equipment	7,205	6,342
Construction in progress	1,419	752
Land	360	366

Total property, plant and equipment	11,472	9,621
Less accumulated depreciation	(5,856)	(5,525)

Property, plant and equipment — net	$5,616	$4,096

Interest costs capitalized during the fiscal years ended September 30, 2011, 2010 and 2009 were $34 million, $21 million and $16 million, respectively. Accumulated depreciation related to capital leases at September 30, 2011 and 2010 was $44 million and $48 million, respectively.
5.	GOODWILL AND OTHER INTANGIBLE ASSETS
Effective October 1, 2010, the building efficiency business reorganized its management reporting structure to reflect its current business activities. Historical information has been revised to reflect the new building efficiency reportable segment structure. Refer to Note 18, “Segment Information,” of the notes to consolidated financial statements for further information.

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the fiscal years ended September 30, 2011 and 2010 were as follows (in millions):

			Currency
	September 30,	Business	Translation and	September 30,
	2009	Acquisitions	Other	2010
Building efficiency
North America systems	$525	$—	$(3)	$522
North America service	668	8	—	676
Global workplace solutions	174	—	3	177
Asia	369	—	10	379
Other	1,116	—	(31)	1,085
Automotive experience
North America	1,376	—	2	1,378
Europe	1,211	5	(76)	1,140
Asia	223	—	10	233
Power solutions	880	51	(20)	911

Total	$6,542	$64	$(105)	$6,501

			Currency
	September 30,	Business	Translation and	September 30,
	2010	Acquisitions	Other	2011
Building efficiency
North America systems	$522	$—	$(3)	$519
North America service	676	33	1	710
Global workplace solutions	177	—	7	184
Asia	379	—	12	391
Other	1,085	—	(20)	1,065
Automotive experience
North America	1,378	2	(1)	1,379
Europe	1,140	371	(8)	1,503
Asia	233	16	12	261
Power solutions	911	96	(3)	1,004

Total	$6,501	$518	$(3)	$7,016

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	September 30, 2011			September 30, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Patented technology	$298	$(209)	$89	$277	$(191)	$86
Customer relationships	487	(91)	396	373	(70)	303
Miscellaneous	184	(38)	146	68	(31)	37

Total amortized intangible assets	969	(338)	631	718	(292)	426
Unamortized intangible assets
Trademarks	314	—	314	315	—	315

Total intangible assets	$1,283	$(338)	$945	$1,033	$(292)	$741

Amortization of other intangible assets for the fiscal years ended September 30, 2011, 2010 and 2009 was $53 million, $43 million and $38 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2012, 2013, 2014, 2015 and 2016 will be approximately $61 million, $54 million, $54 million, $51 million and $46 million, respectively.

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
The changes in the carrying amount of the Company’s total product warranty liability for the fiscal years ended September 30, 2011 and 2010 were as follows (in millions):

	Year Ended
	September 30,
	2011	2010
Balance at beginning of period	$337	$344
Accruals for warranties issued during the period	217	260
Accruals from acquisitions	12	1
Accruals related to pre-existing warranties (including changes in estimates)	(32)	(18)
Settlements made (in cash or in kind) during the period	(233)	(245)
Currency translation	—	(5)

Balance at end of period	$301	$337

7.	LEASES
Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $68 million and $41 million at September 30, 2011 and 2010, respectively.
Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2011, 2010 and 2009 was $424 million, $389 million and $403 million, respectively.
Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2011 were as follows (in millions):

	Capital	Operating
	Leases	Leases
2012	$13	$289
2013	11	231
2014	11	170
2015	9	122
2016	6	80
After 2016	36	100

Total minimum lease payments	86	$992

Interest	(16)

Present value of net minimum lease payments	$70

8.	DEBT AND FINANCING ARRANGEMENTS
Short-term debt consisted of the following (in millions):

	September 30,
	2011	2010
Bank borrowings and commercial paper	$596	$75

Weighted average interest rate on short-term debt outstanding	2.4%	6.2%
During the quarter ended March 31, 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to maturity in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in February 2015. The facility is used to support the Company’s outstanding commercial paper. There were no draws against the committed credit facilities during the fiscal years ended September 30, 2011 and 2010. Average outstanding commercial paper for the fiscal year ended September 30, 2011 was $955 million and $409 million was outstanding at September 30, 2011. Average outstanding commercial paper for the fiscal year ended September 30, 2010 was $342 million and none was outstanding at September 30, 2010.
Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2011	2010
Unsecured notes
5.25% due in 2011 ($654 million 2010 par value)	$—	$655
5.8% due in 2013 ($100 million par value)	101	102
4.875% due in 2013 ($300 million par value)	321	327
Floating rate notes due in 2014 ($350 million par value)	350	—
1.75% due in 2014 ($450 million par value)	462	—
7.7% due in 2015 ($125 million par value)	125	125
5.5% due in 2016 ($800 million par value)	800	800
7.125% due in 2017 ($150 million par value)	164	167
5.0% due in 2020 ($500 million par value)	498	498
4.25% due 2021 ($500 million par value)	497	—
6.0% due in 2036 ($400 million par value)	395	395
5.7% due in 2041 ($300 million par value)	299	—
11.5% due in 2042 (760,100 and 917,915 equity units in 2011 and 2010, respectively)	38	46
11.5% notes due in 2042 ($8 million par value)	8	—
6.95% due in 2046 ($125 million par value)	125	125
Capital lease obligations	70	34
Foreign-denominated debt
Euro	286	27
Other	11	13

Gross long-term debt	4,550	3,314
Less: current portion	17	662

Net long-term debt	$4,533	$2,652

At September 30, 2011, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 4.7%. At September 30, 2010, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 5.0%.
The installments of long-term debt maturing in subsequent fiscal years are: 2012 — $17 million; 2013 — $437 million; 2014 — $930 million; 2015 — $132 million; 2016 — $805 million; 2017 and thereafter — $2,229 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2011, 2010 and 2009 was $216 million, $181 million and $358 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 9, “Derivative Instruments and Hedging Activities,” and Note 10, “Fair Value Measurements”). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.
Financing Arrangements
During the quarter ended September 30, 2011, the Company had four euro-denominated revolving credit facilities totaling 223 million euro with 50 million euro expiring in July 2012, two 36.5 million euro facilities expiring in September 2012 and 100 million euro expiring in August 2014. Additionally, the Company had a $50 million revolving credit facility expiring in September 2012. At September 30, 2011, there were no draws on the revolving credit facilities.
During the quarter ended June 30, 2011, a 150 million euro revolving credit facility and a 50 million euro revolving credit facility matured. There were no draws outstanding on either facility.
During the quarter ended June 30, 2011, a total of 157,820 equity units, which had a purchase contract settlement date of March 31, 2012, were early exercised. As a result, the Company issued 766,673 shares of Johnson Controls, Inc. common stock and approximately $8 million of 11.5% notes due 2042.
During the quarter ended March 31, 2011, the Company issued $350 million aggregate principal amount of floating rate senior unsecured notes due in fiscal 2014, $450 million aggregate principal amount of 1.75% senior unsecured fixed rate notes due in fiscal 2014, $500 million aggregate principal amount of 4.25% senior unsecured fixed rate notes due in fiscal 2021 and $300 million aggregate principal amount of 5.7% senior unsecured fixed rate notes due in fiscal 2041. Aggregate net proceeds of $1.6 billion from the issues were used for general corporate purposes including the retirement of short-term debt.
During the quarter ended March 31, 2011, the Company entered into a six-year, 100 million euro, floating rate loan scheduled to mature in February 2017. Proceeds from the facility were used for general corporate purposes.
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
During the quarter ended September 30, 2010, the Company entered into a new $100 million committed revolving credit facility scheduled to mature in December 2011. During the quarter ended March 31, 2011, the Company retired the committed facility. There were no draws on the facility.
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
During the quarter ended June 30, 2010, a 50 million euro revolving credit facility expired and the Company entered into a new one-year committed, revolving credit facility in the amount of 50 million euro that expired in May 2011.
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

During the quarter ended March 31, 2010, the Company retired its 18 billion yen, three-year, floating rate loan agreement scheduled to mature on January 18, 2011. The Company used cash to repay the note.
During the quarter ended December 31, 2009, the Company retired its 12 billion yen, three-year, floating rate loan agreement that matured. Additionally, the Company retired its 7 billion yen, three-year, floating rate loan agreement scheduled to mature on January 18, 2011. The Company used cash to repay the notes.
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
9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 10, “Fair Value Measurements,” of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.
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

		Volume Outstanding as of
Commodity	Units	September 30, 2011	September 30, 2010
Copper	Pounds	18,760,000	24,550,000
Lead	Metric Tons	25,600	18,450
Aluminum	Metric Tons	5,398	8,276
Tin	Metric Tons	260	—
In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2011 and 2010, the Company had hedged approximately 4.3 million and 3.4 million shares of its common stock, respectively.
The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012 and two fixed to floating swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013. In the fourth quarter of fiscal 2010, the Company terminated all of its interest rate swaps. In the second quarter of fiscal 2011 the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014.
In September 2005, the Company entered into three forward treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated fixed-rate note issuance to finance the acquisition of York International (cash flow hedge). The three forward treasury lock agreements, which had a combined notional amount of $1.3 billion, fixed a portion of the future interest cost for 5-year, 10-year and 30-year bonds. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of note issuance, is amortized to interest expense over the life of the respective note issuance. In January 2006, in connection with the Company’s debt refinancing, the three forward lock treasury agreements were terminated.

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities		Derivatives and Hedging Activities Not
	Designated as Hedging Instruments		Designated as Hedging Instruments
	under ASC 815		under ASC 815
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Other current assets
Foreign currency exchange derivatives	$28	$19	$18	$8
Commodity derivatives	—	14	—	—
Other noncurrent assets
Interest rate swaps	15	—	—	—
Equity swap	—	—	112	104
Foreign currency exchange derivatives	11	1	16	1

Total assets	$54	$34	$146	$113

Other current liabilities
Foreign currency exchange derivatives	$49	$19	$21	$8
Commodity derivatives	32	—	—	—
Cross-currency interest rate swaps	20	17	—	—
Long-term debt
Fixed rate debt swapped to floating	865	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	19	1	11	1

Total liabilities	$985	$37	$32	$9

The following table presents the location and amount of gains and losses gross of tax on derivative instruments and related hedge items included in the Company’s consolidated statements of income for the fiscal year ended September 30, 2011 and 2010 and amounts recorded in AOCI net of tax or cumulative translation adjustment (CTA) net of tax in the consolidated statements of financial position (in millions):

	As of	Year Ended		Year Ended
	September 30, 2011	September 30, 2011		September 30, 2011
			Amount of Gain		Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	(Loss) Recognized in
	(Loss) Recognized in	Reclassified from AOCI	from AOCI into	Recognized in Income on	Income on
Derivatives in ASC 815 Cash Flow	AOCI on Derivative	into Income (Effective	Income (Effective	Derivative (Ineffective	Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$(16)	Cost of sales	$3	Cost of sales	$—
Commodity derivatives	(20)	Cost of sales	28	Cost of sales	—
Forward treasury locks	9	Net financing charges	1	Net financing charges	—

Total	$(27)		$32		$—

	As of	Year Ended		Year Ended
	September 30, 2010	September 30, 2010		September 30, 2010
			Amount of Gain		Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss) Reclassified	Location of Gain (Loss)	(Loss) Recognized in
	(Loss) Recognized in	Reclassified from AOCI	from AOCI into	Recognized in Income on	Income on
Derivatives in ASC 815 Cash Flow	AOCI on Derivative	into Income (Effective	Income (Effective	Derivative (Ineffective	Derivative
Hedging Relationships	(Effective Portion)	Portion)	Portion)	Portion)	(Ineffective Portion)
Foreign currency exchange derivatives	$—	Cost of sales	$(3)	Cost of sales	$—
Commodity derivatives	10	Cost of sales	(1)	Cost of sales	—
Forward treasury locks	10	Net financing charges	2	Net financing charges	—

Total	$20		$(2)		$—

	As of	As of
	September 30, 2011	September 30, 2010
	Amount of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Recognized in
	CTA on Outstanding	CTA on Outstanding
Hedging Activities in ASC 815 Net	Derivatives (Effective	Derivatives (Effective
Investment Hedging Relationships	Portion)	Portion)
Net investment hedges	$(12)	$(10)

Total	$(12)	$(10)

For the fiscal year ended September 30, 2011 and 2010, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

		Year Ended	Year Ended
		September 30, 2011	September 30, 2010
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives in ASC 815 Fair Value Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative	Derivative
Interest rate swap	Net financing charges	$15	$10
Fixed rate debt swapped to floating	Net financing charges	(15)	(7)

Total		$—	$3

		Year Ended	Year Ended
		September 30, 2011	September 30, 2010
		Amount of Gain (Loss)	Amount of Gain (Loss)
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in Income on	Recognized in Income on	Recognized in Income on
Instruments under ASC 815	Derivative	Derivative	Derivative
Foreign currency exchange derivatives	Cost of sales	$5	$219
Foreign currency exchange derivatives	Net financing charges	3	(185)
Equity swap	Selling, general and administrative expenses	(23)	14
Commodity derivatives	Cost of sales	—	1

Total		$(15)	$49

10.	FAIR VALUE MEASUREMENTS
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

Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2011 and 2010 (in millions):

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$46	$46	$—	$—
Other noncurrent assets
Interest rate swaps	15	—	15	—
Investments in marketable common stock	34	34	—	—
Equity swap	112	112	—	—
Foreign currency exchange derivatives	27	27	—	—

Total assets	$234	$219	$15	$—

Other current liabilities
Foreign currency exchange derivatives	$70	$70	$—	$—
Cross-currency interest rate swaps	20	—	20	—
Commodity derivatives	32	—	32	—
Long-term debt
Fixed rate swapped to floating	865	—	865	—
Other noncurrent liabilities
Foreign currency exchange derivatives	30	30	—	—

Total liabilities	$1,017	$100	$917	$—

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$27	$27	$—	$—
Commodity derivatives	14	—	14	—
Other noncurrent assets
Investments in marketable common stock	31	31	—	—
Equity swap	104	104	—	—
Foreign currency exchange derivatives	2	2	—	—

Total assets	$178	$164	$14	$—

Other current liabilities
Foreign currency exchange derivatives	$27	$27	$—	$—
Cross-currency interest rate swaps	17	—	17	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—

Total liabilities	$46	$29	$17	$—

Valuation Methods
Foreign currency exchange derivatives — The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2011 and 2010. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statement of income.
Commodity derivatives — The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at September 30, 2011 and 2010.
Interest rate swaps and related debt — The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. During the second quarter of fiscal 2010, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.8% notes maturing November 15, 2012 and two fixed to floating interest rate swaps totaling $300 million to hedge the coupons of its 4.875% notes maturing September 15, 2013. In the fourth quarter of fiscal 2010, the Company terminated all of its interest rate swaps. In the second quarter of fiscal 2011 the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014.
Investments in marketable common stock — The Company invested in certain marketable common stock during the third quarter of fiscal 2010. The securities are valued under a market approach using publicized share prices. As of September 30, 2011 and 2010, the Company recorded an unrealized gain of $9 million and $3 million, respectively, in accumulated other comprehensive income. The Company also recorded an unrealized loss of $3 million in accumulated other comprehensive income on these investments as of September 30, 2011. Unrealized losses recorded on these investments are deemed immaterial for further disclosure.
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
The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $4.9 billion and $3.7 billion at September 30, 2011 and 2010, respectively, was determined using market quotes.

11.	STOCK-BASED COMPENSATION
The Company has three share-based compensation plans, which are described below. The compensation cost charged against income for those plans was approximately $47 million, $52 million and $27 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $19 million, $21 million and $11 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.
Stock Option Plan
The Company’s 2007 Stock Option Plan, as amended (the Plan), which is shareholder-approved, permits the grant of stock options to its employees for up to approximately 41 million shares of new common stock as of September 30, 2011. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest between two and three years after the grant date and expire ten years from the grant date (approximately 20 million shares of common stock remained available to be granted at September 30, 2011).
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

	Year Ended September 30,
	2011	2010	2009
Expected life of option (years)	4.5 - 6.0	4.3 - 5.0	4.2 - 4.5
Risk-free interest rate	1.10% - 1.58%	1.91% - 2.20%	2.57% - 2.68%
Expected volatility of the Company’s stock	38.00%	40.00%	28.00%
Expected dividend yield on the Company’s stock	1.74%	1.73%	1.52%
A summary of stock option activity at September 30, 2011, and changes for the year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	Option Price	Option	Life (years)	(in millions)
Outstanding, September 30, 2010	$24.17	35,158,109
Granted	30.64	4,994,156
Exercised	19.15	(5,522,620)
Forfeited or expired	29.17	(405,633)

Outstanding, September 30, 2011	$25.87	34,224,012	5.7	$91

Exercisable, September 30, 2011	$24.79	22,401,363	4.3	$83

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2011, 2010 and 2009 was $9.09, $7.70 and $6.68, respectively.
The total intrinsic value of options exercised during the fiscal years ended September 30, 2011, 2010 and 2009 was approximately $101 million, $33 million and $4 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2011, 2010 and 2009 of approximately $105 million, $52 million and $8 million, respectively.
The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718. The tax benefit from the exercise of stock options, which is recorded in capital in excess of par value, was $30 million, $7 million and $1 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The Company does not settle equity instruments granted under share-based payment arrangements for cash.
At September 30, 2011, the Company had approximately $31 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.
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
The assumptions used to determine the fair value of the SAR awards at September 30, 2011 were as follows:

Expected life of SAR (years)	0.5 - 5.2
Risk-free interest rate	0.06% - 1.01%
Expected volatility of the Company’s stock	38.00%
Expected dividend yield on the Company’s stock	1.80%
A summary of SAR activity at September 30, 2011, and changes for the year then ended, is presented below:

			Weighted
			Average	Aggregate
	Weighted	Shares	Remaining	Intrinsic
	Average	Subject to	Contractual	Value
	SAR Price	SAR	Life (years)	(in millions)
Outstanding, September 30, 2010	$25.23	3,237,113
Granted	30.54	585,190
Exercised	22.91	(290,973)
Forfeited or expired	29.28	(67,355)

Outstanding, September 30, 2011	$26.24	3,463,975	6.0	$8

Exercisable, September 30, 2011	$25.16	2,032,304	4.4	$7

In conjunction with the exercise of SARs granted, the Company made payments of $4 million, $3 million and $2 million during the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
Restricted (Nonvested) Stock
The Company has a restricted stock plan that provides for the award of restricted shares of common stock or restricted share units to certain key employees. Awards under the restricted stock plan typically vest 50% after two years from the grant date and 50% after four years from the grant date. The plan allows for different vesting terms on specific grants with approval by the board of directors.

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2011, and changes for the fiscal year then ended, is presented below:

	Weighted	Shares/Units
	Average	Subject to
	Price	Restriction
Nonvested, September 30, 2010	$31.60	765,455
Granted	35.02	331,700
Vested	25.57	(32,750)

Nonvested, September 30, 2011	$32.85	1,064,405

At September 30, 2011, the Company had approximately $11 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2011	2010	2009
Income Available to Common Shareholders
Basic income (loss) available to common shareholders	$1,624	$1,491	$(338)
Interest expense, net of tax	3	5	—

Diluted income (loss) available to common shareholders	$1,627	$1,496	$(338)

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	677.7	672.0	595.3
Effect of dilutive securities:
Stock options	8.1	5.9	—
Equity units	4.1	4.5	—
Convertible senior notes	—	0.1	—

Diluted weighted average shares outstanding	689.9	682.5	595.3

Antidilutive Securities
Options to purchase common shares	0.4	0.8	2.5
For the fiscal year ended September 30, 2009, the total weighted average of potential dilutive shares due to stock options, Equity Units and the convertible senior notes was 47.8 million. However, these items were not included in the computation of diluted net loss per common share for the fiscal year ended September 30, 2009, since to do so would decrease the loss per share.
During the three months ended September 30, 2011 and 2010, the Company declared a dividend of $0.16 and $0.13, respectively, per common share. During the twelve months ended September 30, 2011 and 2010, the Company declared four quarterly dividends totaling $0.64 and $0.52, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

13.	EQUITY AND NONCONTROLLING INTERESTS
The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Equity Attributable to	Equity Attributable to
	Johnson Controls,	Noncontrolling
	Inc.	Interests	Total Equity
At September 30, 2008	$9,406	$87	$9,493
Total comprehensive income (loss):
Net income (loss)	(338)	16	(322)
Foreign currency translation adjustments	(194)	3	(191)
Realized and unrealized gains on derivatives	41	—	41
Employee retirement plans	(326)	—	(326)

Other comprehensive income (loss)	(479)	3	(476)

Comprehensive income (loss)	(817)	19	(798)

Other changes in equity:
Cash dividends — common stock ($0.52 per share)	(309)	—	(309)
Dividends attributable to noncontrolling interests	—	(23)	(23)
Debt conversion	804	—	804
Redemption value adjustment attributable to redeemable noncontrolling interests	(20)	—	(20)
Other, including options exercised	36	1	37

At September 30, 2009	9,100	84	9,184
Total comprehensive income:
Net income	1,491	43	1,534
Foreign currency translation adjustments	(115)	—	(115)
Realized and unrealized gains on derivatives	13	—	13
Unrealized gains on marketable common stock	3	—	3
Employee retirement plans	(170)	—	(170)

Other comprehensive loss	(269)	—	(269)

Comprehensive income	1,222	43	1,265

Other changes in equity:
Cash dividends — common stock ($0.52 per share)	(350)	—	(350)
Dividends attributable to noncontrolling interests	—	(22)	(22)
Redemption value adjustment attributable to redeemable noncontrolling interests	9	—	9
Other, including options exercised	90	1	91

At September 30, 2010	10,071	106	10,177
Total comprehensive income:
Net income	1,624	53	1,677
Foreign currency translation adjustments	(109)	(1)	(110)
Realized and unrealized losses on derivatives	(47)	—	(47)
Unrealized gains on marketable common stock	3	—	3
Employee retirement plans	(205)	—	(205)

Other comprehensive loss	(358)	(1)	(359)

Comprehensive income	1,266	52	1,318

Other changes in equity:
Cash dividends — common stock ($0.64 per share)	(435)	—	(435)
Dividends attributable to noncontrolling interests	—	(32)	(32)
Redemption value adjustment attributable to redeemable noncontrolling interests	(32)	—	(32)
Increase in noncontrolling interest share	—	12	12
Other, including options exercised	172	—	172

At September 30, 2011	$11,042	$138	$11,180

The components of accumulated other comprehensive income were as follows (in millions, net of tax):

	September 30,
	2011	2010
Foreign currency translation adjustments	$634	$743
Realized and unrealized gains (losses) on derivatives	(27)	20
Unrealized gains on marketable common stock	6	3
Employee retirement plans	(1,048)	(843)

Accumulated other comprehensive income (loss)	$(435)	$(77)

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
The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended	Year Ended	Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Beginning balance, September 30	$196	$155	$167
Net income (loss)	64	32	(28)
Foreign currency translation adjustments	—	1	(2)
Increase (decrease) in noncontrolling interest share	(21)	17	—
Dividends attributable to noncontrolling interests	(11)	—	(2)
Redemption value adjustment	32	(9)	20

Ending balance, September 30	$260	$196	$155

14.	RETIREMENT PLANS
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
For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $4,339 million, $4,185 million and $3,346 million, respectively, as of September 30, 2011 and $3,942 million, $3,804 million and $3,169 million, respectively, as of September 30, 2010.

In fiscal 2011, total employer and employee contributions to the defined benefit pension plans were $280 million, of which $183 million were voluntary contributions made by the Company. The Company expects to contribute approximately $350 million in cash to its defined benefit pension plans in fiscal year 2012. Projected benefit payments from the plans as of September 30, 2011 are estimated as follows (in millions):

2012	$276
2013	250
2014	262
2015	266
2016	275
2017-2021	1,465
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
The September 30, 2011 projected postretirement benefit obligation (PBO) for both pre-65 and post-65 years of age employees was determined using assumed medical care cost trend rates of 7.5% for U.S. plans and non-U.S. plans, decreasing one half percent each year to an ultimate rate of 5% and prescription drug trend rates of 7.5% for U.S. plans and non-U.S. plans, decreasing one half percent each year to an ultimate rate of 5%. The September 30, 2010 PBO for both pre-65 and post-65 years of age employees was determined using medical care cost trend rates of 7% and 8% for U.S. plans and non-U.S. plans, respectively, decreasing one half percent each year to an ultimate rate of 5% and prescription drug trend rates of 9% and 8% for U.S. plans and non-U.S. plans, respectively, decreasing one half percent each year to an ultimate rate of 6% and 5% for U.S. plans and non-U.S. plans, respectively. The health care cost trend assumption does not have a significant effect on the amounts reported.
In fiscal 2011, total employer and employee contributions to the postretirement health and other benefit plans were $183 million, of which $156 million were voluntary contributions made by the Company. The Company expects to contribute approximately $60 million in cash to its postretirement health and other benefit plans in fiscal year 2012. Projected benefit payments from the plans as of September 30, 2011 are estimated as follows (in millions):

2012	$23
2013	24
2014	24
2015	25
2016	25
2017-2021	98
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
Savings and Investment Plans
The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $67 million, $42 million and $35 million for the fiscal years ended 2011, 2010 and 2009, respectively.
Multiemployer Pension Plans
The Company participates in multiemployer pension plans for certain of its hourly employees in the U.S. The Company contributed $51 million, $46 million and $47 million to multiemployer pension plans in fiscal 2011, 2010 and 2009, respectively.
Plan Assets
The Company’s investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities, are made via mutual funds to diversify the expected investment returns relative to the equity and fixed income investments. As a result of our diversification strategies, there are no significant concentrations of risk within the portfolio of investments.
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

The Company’s plan assets at September 30, 2011 and 2010, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
Asset Category	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Pension

Cash	$25	$25	$—	$—

Equity Securities
Large-Cap	734	734	—	—
Small-Cap	230	230	—	—
International — Developed	429	429	—	—

Fixed Income Securities
Government	162	162	—	—
Corporate/Other	494	494	—	—

Hedge Funds	94	—	—	94

Real Estate	204	—	—	204

Total	$2,372	$2,074	$—	$298

Non-U.S. Pension

Cash	$57	$57	$—	$—

Equity Securities
Large-Cap	141	141	—	—
International — Developed	347	347	—	—
International — Emerging	47	47	—	—

Fixed Income Securities
Government	276	276	—	—
Corporate/Other	499	499	—	—

Commodities	11	11	—	—

Real Estate	93	—	—	93

Total	$1,471	$1,378	$—	$93

Postretirement Health and Other Benefits

Equity Securities
Large-Cap	$25	$25	$—	$—
Small-Cap	8	8	—	—
International — Developed	19	19	—	—
International — Emerging	9	9	—	—

Fixed Income Securities
Government	19	19	—	—
Corporate/Other	53	53	—	—

Commodities	14	14	—	—

Real Estate	9	9	—	—

Total	$156	$156	$—	$—

	Fair Value Measurements Using:
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total as of	Markets	Inputs	Inputs
Asset Category	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
U.S. Pension

Cash	$52	$52	$—	$—

Equity Securities
Large-Cap	779	779	—	—
Small-Cap	287	287	—	—
International — Developed	505	505	—	—

Fixed Income Securities
Government	147	147	—	—
Corporate/Other	469	469	—	—

Hedge Funds	91	—	—	91

Real Estate	141	—	—	141

Total	$2,471	$2,239	$—	$232

Non-U.S. Pension

Cash	$28	$28	$—	$—

Equity Securities
Large-Cap	97	97	—	—
International — Developed	452	452	—	—
International — Emerging	13	13	—	—

Fixed Income Securities
Government	132	132	—	—
Corporate/Other	412	412	—	—

Commodities	11	11	—	—

Real Estate	71	—	—	71

Total	$1,216	$1,145	$—	$71

There were no postretirement health and other benefit plan assets held at September 30, 2010.
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
Real Estate: The fair value of Real Estate Investment Trusts (REITs) is recorded as Level 1 as these securities are traded on an open exchange. The fair value measurement of other investments in real estate is deemed Level 3 since the value of these investments is provided by fund managers. The fund managers value the real estate investments via independent third party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter. The Company believes this is an appropriate methodology to obtain the fair value of these assets. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third party appraiser.
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
The following sets forth a summary of changes in the fair value of assets measured using significant unobservable inputs (Level 3) (in millions):

	Total	Hedge Funds	Real Estate
U.S. Pension

Asset value as of September 30, 2009	$174	$86	$88

Additions net of redemptions	50	—	50
Realized loss	(5)	—	(5)
Unrealized gain	13	5	8

Asset value as of September 30, 2010	$232	$91	$141

Additions net of redemptions	41	—	41
Realized gain	10	—	10
Unrealized gain	15	3	12

Asset value as of September 30, 2011	$298	$94	$204

Non-U.S. Pension

Asset value as of September 30, 2009	$64	$—	$64

Unrealized gain	7	—	7

Asset value as of September 30, 2010	$71	$—	$71

Additions net of redemptions	12	—	12

Unrealized gain	10	—	10

Asset value as of September 30, 2011	$93	$—	$93

Funded Status
The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Health
	U.S. Plans		Non-U.S. Plans		and Other Benefits
September 30,	2011	2010	2011	2010	2011	2010
Accumulated Benefit Obligation	$2,850	$2,655	$1,774	$1,622	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	2,717	2,512	1,725	1,521	256	275
Service cost	66	67	34	38	5	4
Interest cost	145	152	70	68	13	14
Plan participant contributions	—	—	6	5	6	7
Acquisitions	—	—	76	1	—	—
Actuarial loss	177	106	9	146	5	23
Amendments made during the year	—	—	(32)	(3)	—	(44)
Benefits paid	(150)	(120)	(67)	(68)	(27)	(26)
Estimated subsidy received	—	—	—	—	1	2
Curtailment gain	—	—	(30)	(5)	—	—
Settlement	(2)	—	(12)	—	—	—
Other	—	—	40	6	—	—
Currency translation adjustment	—	—	33	16	—	1

Projected benefit obligation at end of year	$2,953	$2,717	$1,852	$1,725	$259	$256

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,471	$1,867	$1,216	$1,080	$—	$—
Actual return on plan assets	44	151	29	64	—	—
Acquisitions	—	—	12	—	—	—
Employer and employee contributions	9	573	271	108	183	26
Benefits paid	(150)	(120)	(67)	(68)	(27)	(26)
Settlement payments	(2)	—	(12)	—	—	—
Other	—	—	1	4	—	—
Currency translation adjustment	—	—	21	28	—	—

Fair value of plan assets at end of year	$2,372	$2,471	$1,471	$1,216	$156	$—

Funded status	$(581)	$(246)	$(381)	$(509)	$(103)	$(256)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$7	$40	$17	$15	$—
Accrued benefit liability	(581)	(253)	(421)	(526)	(118)	(256)

Net amount recognized	$(581)	$(246)	$(381)	$(509)	$(103)	$(256)

Weighted Average Assumptions (1)
Discount rate (2)	5.25%	5.50%	4.00%	4.00%	5.25%	5.50%
Rate of compensation increase	3.30%	3.20%	2.50%	3.00%	NA	NA

(1)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2011 and 2010.

(2)	The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement health and other benefit plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement health and other benefit plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates.
Accumulated Other Comprehensive Income
The amounts in accumulated other comprehensive income on the consolidated statement of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2011 are as follows (in millions):

		Postretirement
	Pension	Health and Other
	Benefits	Benefits
Accumulated other comprehensive loss (income)
Net transition obligation	$2	$—
Net actuarial loss	1,663	16
Net prior service credit	(11)	(35)

Total	$1,654	$(19)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below (in millions):

		Postretirement
	Pension	Health and Other
	Benefits	Benefits
Amortization of:
Net actuarial loss	$102	$1
Net prior service credit	—	(17)

Total	$102	$(16)

Net Periodic Benefit Cost
The table that follows contains the components of net periodic benefit cost (in millions):

	Pension Benefits						Postretirement Health
	U.S. Plans			Non-U.S. Plans			and Other Benefits
Year ended September 30	2011	2010	2009	2011	2010	2009	2011	2010	2009
Components of Net
Periodic Benefit Cost:
Service cost	$66	$67	$66	$34	$38	$32	$5	$4	$4
Interest cost	145	152	159	70	68	65	13	14	18
Expected return on plan assets	(209)	(179)	(174)	(76)	(64)	(55)	—	—	—
Amortization of net actuarial loss (gain)	55	28	4	12	11	3	2	—	(3)
Amortization of prior service cost (credit)	1	1	1	2	—	—	(17)	(17)	(7)
Special termination benefits	—	—	—	—	—	1	—	—	—
Curtailment loss (gain)	—	—	4	(19)	(1)	(2)	—	—	—
Settlement loss	—	—	—	4	2	—	—	—	—
Divestures gain	—	—	—	—	—	(1)	—	—	—
Currency translation adjustment	—	—	—	(2)	2	—	—	—	—

Net periodic benefit cost	$58	$69	$60	$25	$56	$43	$3	$1	$12

Expense Assumptions:
Discount rate	5.50%	6.25%	7.50%	4.00%	4.75%	5.50%	5.50%	6.25%	7.50%
Expected return on plan assets	8.50%	8.50%	8.50%	5.50%	6.00%	6.00%	NA	NA	NA
Rate of compensation increase	3.20%	4.20%	4.20%	3.00%	3.20%	3.00%	NA	NA	NA
15.	RESTRUCTURING COSTS
To better align the Company’s cost structure with global automotive market conditions, the Company committed to a significant restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge related to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and included workforce reductions and plant consolidations. The Company expects to substantially complete the 2009 Plan by the end of 2011. The automotive-related restructuring actions targeted excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring actions in building efficiency were primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels.
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

The following table summarizes the changes in the Company’s 2009 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination		Currency
	Benefits	Other	Translation	Total
Balance at September 30, 2009	$140	$2	$8	$150
Noncash adjustment — underspend	(42)	—	—	(42)
Noncash adjustment — revised actions	20	—	—	20
Utilized — cash	(64)	—	—	(64)
Utilized — noncash	—	(2)	(6)	(8)

Balance at September 30, 2010	$54	$—	$2	$56
Utilized — cash	(43)	—	—	(43)
Utilized — noncash	—	—	(2)	(2)

Balance at September 30, 2011	$11	$—	$—	$11

To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a significant restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge related to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and included workforce reductions and plant consolidations. The Company expects to substantially complete the 2008 Plan by the end of 2011. The automotive-related restructuring was in response to the fundamentals of the European and North American automotive markets. The actions targeted reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially in Europe. The restructuring actions in building efficiency were primarily in Europe where the Company centralized certain functions and rebalanced its resources to target the geographic markets with the greatest potential growth. Power solutions actions focused on optimizing its regional manufacturing capacity.
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

The following table summarizes the changes in the Company’s 2008 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee
	Severance and
	Termination	Fixed Asset		Currency
	Benefits	Impairment	Other	Translation	Total
Balance at September 30, 2009	$215	$—	$—	$(18)	$197
Noncash adjustment — underspend	(32)	—	—	—	(32)
Noncash adjustment — revised actions	23	19	12	—	54
Utilized — cash	(98)	—	—	—	(98)
Utilized — noncash	—	(19)	(12)	(10)	(41)

Balance at September 30, 2010	$108	$—	$—	$(28)	$80
Utilized — cash	(51)	—	—	—	(51)
Utilized — noncash	—	—	—	1	1

Balance at September 30, 2011	$57	$—	$—	$(27)	$30

The 2008 and 2009 Plans included workforce reductions of approximately 20,400 employees (9,500 for automotive experience North America, 5,200 for automotive experience Europe, 1,100 for automotive experience Asia, 2,900 for building efficiency other, 700 for building efficiency global workplace solutions, 200 for building efficiency Asia and 800 for power solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee and on a lump sum basis when required in accordance with individual severance agreements. As of September 30, 2011, approximately 17,300 of the employees have been separated from the Company pursuant to the 2008 and 2009 Plans. In addition, the 2008 and 2009 Plans included 33 plant closures (14 for automotive experience North America, 11 for automotive experience Europe, 3 for automotive experience Asia, 2 for building efficiency other and 3 for power solutions). As of September 30, 2011, 27 of the 33 plants have been closed. The restructuring charge for the impairment of long-lived assets associated with the plant closures was determined using fair value based on a discounted cash flow analysis.
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
At September 30, 2011, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, “Summary of Significant Accounting Policies,” for discussion of the Company’s goodwill impairment testing.
In the fourth quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the planned relocation of a plant in Japan in the automotive experience Asia segment. As a result, the Company reviewed its long-lived assets for impairment and recorded an $11 million impairment charge within cost of sales in the fourth quarter of fiscal 2010 related to the automotive experience Asia segment. The impairment was measured under a market approach utilizing an appraisal. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
In the third quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the planned relocation of its headquarters building in Japan in the automotive experience Asia segment. As a result, the Company reviewed its long-lived assets for impairment and recorded an $11 million impairment charge within selling, general and administrative expenses in the third quarter of fiscal 2010 related to the automotive experience Asia segment. The impairment was measured under a market approach utilizing an appraisal. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
In the second quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to planned plant closures for the automotive experience North America segment. These closures are a result of the Company’s revised restructuring actions to the 2008 Plan. Refer to Note 15, “Restructuring Costs,” of the notes to consolidated financial statements for further information regarding the 2008 Plan. As a result, the Company reviewed its long-lived assets for impairment and recorded a $19 million impairment charge in the second quarter of fiscal 2010 related to the automotive experience North America segment. This impairment charge was offset by a decrease in the Company’s restructuring reserve related to the 2008 Plan due to lower employee severance and termination benefit cash payments than previously expected, as discussed further in Note 15. The impairment was measured under an income approach utilizing forecasted discounted cash flows for fiscal 2010 through 2014 to determine the fair value of the impaired assets. This method is consistent with the method the Company has employed in prior periods to value other long-lived assets. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”
In the third quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in light of the restructuring plans in North America announced by Chrysler LLC (Chrysler) and General Motors Corporation (GM) during the quarter as part of their bankruptcy reorganization plans. As a result, the Company reviewed its long-lived assets relating to the Chrysler and GM platforms within the automotive experience North America segment and determined no impairment existed.
In the second quarter of fiscal 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in March 2009. As a result, the Company reviewed its long-lived assets associated with the plant closures for impairment and recorded a $46 million impairment charge in the second quarter of fiscal 2009, of which $25 million related to the automotive experience North America segment, $16 million related to the automotive experience Asia segment and $5 million related to the automotive experience Europe segment. Refer to Note 15, “Restructuring Costs,” of the notes to consolidated financial statements for further information regarding the 2009 Plan. Additionally, at March 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of its other long-lived assets within the automotive experience Europe segment due to significant declines in European automotive sales volume. As a result, the Company reviewed its other long-lived assets within the automotive experience Europe segment for impairment and determined no additional impairment existed.
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to the significant declines in North American and European automotive sales volumes. As a result, the Company reviewed its long-lived assets for impairment and recorded a $110 million impairment charge within cost of sales in the first quarter of fiscal 2009, of which $77 million related to the automotive experience North America segment and $33 million related to the automotive experience Europe segment.
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
At December 31, 2008, in conjunction with the preparation of its financial statements, the Company concluded it had a triggering event requiring assessment of impairment of its equity investment in a 48%-owned joint venture with U.S. Airconditioning Distributors, Inc. (U.S. Air) due to the significant decline in North American residential housing construction starts, which had significantly impacted the financial results of the equity investment. The

Company reviewed its equity investment in U.S. Air for impairment and as a result, recorded a $152 million impairment charge within equity income (loss) for the building efficiency other segment in the first quarter of fiscal 2009. The U.S. Air investment balance included in the consolidated statement of financial position at September 30, 2011 was $53 million. The Company does not anticipate future impairment of this investment as, based on its current forecasts, a further decline in value that is other than temporary is not considered reasonably likely to occur.
17.	INCOME TAXES
The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2011	2010	2009
Tax expense (benefit) at federal statutory rate	$739	$617	$(111)
State income taxes, net of federal benefit	(10)	28	(15)
Foreign income tax expense at different rates and foreign losses without tax benefits	(351)	(330)	(92)
U.S. tax on foreign income	28	(3)	81
Reserve and valuation allowance adjustments	(30)	(138)	180
Medicare Part D	—	16	—
Credits	(7)	(3)	(11)
Other	1	10	—

Provision for income taxes	$370	$197	$32

The effective rate is below the U.S. statutory rate due to continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate and certain discrete period items.
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
In fiscal 2011, the Company recorded a decrease to its valuation allowances primarily due to a $30 million discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2011, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets primarily within Denmark, Italy, automotive experience in Korea and automotive experience in the United Kingdom would be utilized. Therefore, the Company released a net $30 million of valuation allowances in the three month period ended September 30, 2011.
In fiscal 2010, the Company recorded an overall decrease to its valuation allowances of $87 million primarily due to a $111 million discrete period income tax adjustment. In the fourth quarter of fiscal 2010, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets primarily within Mexico would be utilized. Therefore, the Company released $39 million of valuation allowances in the three month period ended September 30, 2010. Further, the Company determined that it was more likely than not that the deferred tax assets would not be utilized in selected entities in Europe. Therefore, the Company recorded $14 million of valuation allowances in the three month period ended September 30, 2010. To the extent the Company improves its underlying operating results in these entities, these valuation allowances, or a portion thereof, could be reversed in future periods.
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
At September 30, 2011, the Company had gross tax effected unrecognized tax benefits of $1,357 million of which $1,164 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2011 was approximately $77 million (net of tax benefit).
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended	Year Ended	Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
(in millions)
Beginning balance, September 30	$1,262	$1,049	$814
Additions for tax positions related to the current year	150	253	236
Additions for tax positions of prior years	20	257	65
Reductions for tax positions of prior years	(62)	(158)	(29)
Settlements	(5)	(109)	(37)
Statute closings	(8)	(30)	—

Ending balance, September 30	$1,357	$1,262	$1,049

The Company is regularly under audit by tax authorities, including major jurisdictions noted below:

Tax	Statute of
Jurisdiction	Limitations
Austria	5 years
Belgium	3 years
Brazil	5 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Poland	5 years
Spain	4 years
United Kingdom	4 years
United States — Federal	3 years
United States — State	3 to 5 years
In the U.S., the fiscal years 2007 through 2009 are currently under exam by the Internal Revenue Service (IRS) and fiscal years 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2006 — 2008
Brazil	2005 — 2008
Canada	2007 — 2008
Czech Republic	2007 — 2009
France	2002 — 2010
Germany	2001 — 2009
Italy	2005 — 2009
Mexico	2003 — 2004
Poland	2007 — 2008
Spain	2006 — 2008
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
Impacts of Tax Legislation and Change in Statutory Tax Rates
During the fiscal year ended September 30, 2011, tax legislation was adopted in various jurisdictions. None of these changes are expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
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
In February 2009, Wisconsin enacted numerous changes to Wisconsin income tax law as part of the Budget Stimulus and Repair Bill, Wisconsin Act 2. These changes were effective in the Company’s tax year ended September 30, 2010. The major changes included an adoption of corporate unitary combined reporting and an expansion of the related entity expense add back provisions. These Wisconsin tax law changes did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Continuing Operations
Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2011	2010	2009
Current
Federal	$56	$112	$53
State	—	29	6
Foreign	458	141	(33)

	514	282	26

Deferred
Federal	208	106	(159)
State	(9)	2	(11)
Foreign	(343)	(193)	176

	(144)	(85)	6

Provision for income taxes	$370	$197	$32

Consolidated domestic income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2011, 2010 and 2009 was income of $787 million, income of $666 million and loss of $263 million, respectively. Consolidated non-U.S. income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2011, 2010 and 2009 was income of $1,324 million, income of $1,097 million and loss of $55 million, respectively.
Income taxes paid for the fiscal years ended September 30, 2011, 2010 and 2009 were $384 million, $535 million and $326 million, respectively.
The Company has not provided additional U.S. income taxes on approximately $5.7 billion of undistributed earnings of consolidated non-U.S. subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings. Refer to “Capitalization” within the “Liquidity and Capital Resources” section of Item 7 for discussion of domestic and foreign cash projections.
Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2011	2010
Other current assets	$558	$533
Other noncurrent assets	1,855	1,436
Other current liabilities	(4)	(1)
Other noncurrent liabilities	(56)	(112)

Net deferred tax asset	$2,353	$1,856

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2011	2010
Deferred tax assets
Accrued expenses and reserves	$793	$821
Employee and retiree benefits	390	333
Net operating loss and other credit carryforwards	2,314	1,731
Research and development	103	128

	3,600	3,013
Valuation allowances	(719)	(739)

	2,881	2,274

Deferred tax liabilities
Property, plant and equipment	130	40
Intangible assets	345	330
Other	53	48

	528	418

Net deferred tax asset	$2,353	$1,856

At September 30, 2011, the Company had available net operating loss carryforwards of approximately $3.8 billion, of which $1.4 billion will expire at various dates between 2012 and 2030, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2011 of $961 million, which will expire at various dates between 2016 and 2021. The valuation allowance, generally, is for loss carryforwards for which utilization is uncertain because it is unlikely that the losses will be utilized given the lack of sustained profitability and/or limited carryforward periods in certain countries.
18.	SEGMENT INFORMATION
Effective October 1, 2010, the building efficiency business of the Company reorganized its management reporting structure to reflect its current business activities.
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

Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, debt conversion costs and significant restructuring costs. General corporate and other overhead expenses are allocated to business segments in determining segment income. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2011	2010	2009
Net Sales
Building efficiency
North America systems	$2,343	$2,142	$2,222
North America service	2,305	2,127	2,168
Global workplace solutions	4,153	3,288	2,832
Asia	1,840	1,422	1,293
Other	4,252	3,823	3,978

	14,893	12,802	12,493

Automotive experience
North America	7,431	6,765	4,631
Europe	10,267	8,019	6,287
Asia	2,367	1,826	1,098

	20,065	16,610	12,016

Power solutions	5,875	4,893	3,988

Total net sales	$40,833	$34,305	$28,497

	Year Ended September 30,
	2011	2010	2009
Segment Income (Loss)
Building efficiency
North America systems	$239	$206	$259
North America service (1)	113	117	188
Global workplace solutions (2)	16	40	58
Asia (3)	249	178	170
Other (4)	99	132	(278)

	716	673	397

Automotive experience
North America (5)	404	379	(333)
Europe (6)	114	105	(212)
Asia (7)	243	107	4

	761	591	(541)

Power solutions (8)	808	669	406

Total segment income	$2,285	$1,933	$262

Net financing charges	(174)	(170)	(239)
Debt conversion costs	—	—	(111)
Restructuring costs	—	—	(230)

Income (loss) before income taxes	$2,111	$1,763	$(318)

	September 30,
	2011	2010	2009
Assets
Building efficiency
North America systems	$1,300	$1,354	$1,301
North America service	1,581	1,511	1,481
Global workplace solutions	1,228	1,012	860
Asia	1,247	1,236	1,014
Other	4,115	3,925	3,833

	9,471	9,038	8,489

Automotive experience
North America	3,863	3,392	3,259
Europe	7,348	5,390	5,386
Asia	1,587	1,345	1,087

	12,798	10,127	9,732

Power solutions	6,638	5,478	4,278

Unallocated	769	1,100	1,589

Total	$29,676	$25,743	$24,088

	Year Ended September 30,
	2011	2010	2009
Depreciation/Amortization
Building efficiency
North America systems	$10	$11	$9
North America service	25	23	19
Global workplace solutions	18	16	13
Asia	15	15	14
Other	69	73	79

	137	138	134

Automotive experience
North America	138	147	198
Europe	254	213	220
Asia	27	31	32

	419	391	450

Power solutions	175	162	161

Total	$731	$691	$745

	Year Ended September 30,
	2011	2010	2009
Capital Expenditures
Building efficiency
North America systems	$6	$14	$12
North America service	17	32	55
Global workplace solutions	32	17	9
Asia	22	13	12
Other	91	43	44

	168	119	132

Automotive experience
North America	210	123	104
Europe	383	225	235
Asia	45	38	30

	638	386	369

Power solutions	519	272	146

Total	$1,325	$777	$647

(1)	Building efficiency — North America service segment income for the year ended September 30, 2011 includes $2 million of equity income.

(2)	Building efficiency — Global workplace solutions segment income for the year ended September 30, 2009 excludes $1 million of restructuring costs.

(3)	Building efficiency — Asia segment income for the year ended September 30, 2009 excludes $2 million of restructuring costs. For the years ended September 30, 2011, 2010 and 2009, Asia segment income includes $3 million, $2 million and $1 million, respectively, of equity income.

(4)	Building efficiency — Other segment income for the year ended September 30, 2009 excludes $21 million of restructuring costs. For the years ended September 30, 2011, 2010 and 2009, other segment income includes $17 million, $2 million and ($153) million, respectively, of equity income (loss).

(5)	Automotive experience — North America segment income for the year ended September 30, 2009 excludes $47 million of restructuring costs. For the years ended September 30, 2011, 2010 and 2009, North America segment income includes $20 million, $14 million and ($14) million, respectively, of equity income (loss).

(6)	Automotive experience — Europe segment income for the year ended September 30, 2009 excludes $86 million of restructuring costs. For the years ended September 30, 2011, 2010 and 2009, Europe segment income includes $7 million, $7 million and ($3) million, respectively, of equity income (loss).

(7)	Automotive experience — Asia segment income for the year ended September 30, 2009 excludes $23 million of restructuring costs. For the years ended September 30, 2011, 2010 and 2009, Asia segment income includes $187 million, $132 million and $70 million, respectively, of equity income.

(8)	Power solutions segment income for the year ended September 30, 2009 excludes $50 million of restructuring costs. For the years ended September 30, 2011, 2010 and 2009, power solutions segment income includes $62 million, $97 million and $22 million, respectively, of equity income.
The Company has significant sales to the automotive industry. In fiscal years 2011, 2010 and 2009, no customer exceeded 10% of consolidated net sales.

Geographic Segments
Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2011	2010	2009
Net Sales
United States	$14,367	$12,892	$11,099
Germany	4,590	3,542	2,877
Mexico	1,869	1,428	952
Other European countries	10,212	8,338	7,330
Other foreign	9,795	8,105	6,239

Total	$40,833	$34,305	$28,497

Long-Lived Assets (Year-end)
United States	$2,116	$1,573	$1,535
Germany	864	388	438
Mexico	540	464	403
Other European countries	1,356	1,071	1,118
Other foreign	740	600	492

Total	$5,616	$4,096	$3,986

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.
19.	COMMITMENTS AND CONTINGENCIES
The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $30 million and $47 million at September 30, 2011 and 2010, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company has no reason to believe at the present time that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At September 30, 2011 and 2010, the Company recorded conditional asset retirement obligations of $91 million and $84 million, respectively.
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

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2011	2010	2009
Accounts Receivable — Allowance for Doubtful Accounts
Balance at beginning of period	$96	$99	$87
Provision charged to costs and expenses	37	42	51
Reserve adjustments	(23)	(24)	(11)
Accounts charged off	(24)	(25)	(28)
Acquisition of businesses	4	4	—
Currency translation	(1)	—	—

Balance at end of period	$89	$96	$99

Deferred Tax Assets — Valuation Allowance
Balance at beginning of period	$739	$816	$373
Allowance established for new operating and other loss carryforwards	95	70	531
Acquisition of businesses	18	—	(19)
Allowance reversed for loss carryforwards utilized and other adjustments	(133)	(147)	(69)

Balance at end of period	$719	$739	$816

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of September 30, 2011, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of September 30, 2011 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
Except as noted below, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the fiscal year ended September 30, 2011, the Company completed the implementation of a global financial consolidations software system, and maintained and monitored appropriate internal controls during the implementation period. The Company believes that its internal control environment has been enhanced as a result of this implementation.
The Company is also undertaking the implementation of new enterprise resource planning (“ERP”) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in its internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the fiscal year ended September 30, 2011.
ITEM 9B OTHER INFORMATION
None.
PART III
The information required by Part III, Items 10, 11, 13 and 14, and certain of the information required by Item 12, is incorporated herein by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders (fiscal 2011 Proxy Statement), dated and to be filed with the SEC on or about December 9, 2011, as follows:
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the sections entitled “Proposal One: Election of Directors,” “Q: Where can I find Corporate Governance materials for Johnson Controls?,” “Board Information,” “Audit Committee Report,” and “Beneficial Ownership Reporting Compliance — Section 16(a),” of the fiscal 2011 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.
ITEM 11 EXECUTIVE COMPENSATION
Incorporated by reference to the sections entitled “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation during Fiscal Year 2011,” “Potential Payments and Benefits Upon Termination or Change of Control,” “Board Information,” and “Shareholder Information Summary” of the fiscal 2011 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to sections entitled “Johnson Controls Share Ownership” and “Schedule 13D and Schedule 13G Filings” of the fiscal 2011 Proxy Statement.

The following table provides information about the Company’s equity compensation plans as of September 30, 2011:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category
Equity compensation plans approved by shareholders	34,224,012	$25.87	22,497,948
Equity compensation plans not approved by shareholders	—	—	—

Total	34,224,012	$25.87	22,497,948

(c)	Includes shares of Common Stock that remain available for grant under Company Plans as follows: 20,265,547 shares under the 2007 Stock Option Plan, 2,085,125 shares under the 2001 Restricted Stock Plan, as amended, and 147,276 shares under the 2003 Stock Plan for Outside Directors, as amended and restated.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to sections entitled “Board Information — Related Person Transactions” and “Board Information — Board Independence” of the fiscal 2011 Proxy Statement.
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the Audit Committee Report, section entitled “Relationship with Independent Auditors,” of the fiscal 2011 Proxy Statement.

PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in
Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	52

Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009	54

Consolidated Statements of Financial Position at September 30, 2011 and 2010	55

Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009	56

Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. for the years ended September 30, 2011, 2010 and 2009	57

Notes to Consolidated Financial Statements	58

(2) Financial Statement Schedule

For the years ended September 30, 2011, 2010 and 2009:

Schedule II — Valuation and Qualifying Accounts	105

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
Other Matters
For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 333-173326, 33-30309, 33-31271, 333-10707, 333-66073, 333-41564, 333-117898 and 333-141578.
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
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

Date: November 22, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 22, 2011, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Stephen A. Roell	/s/ R. Bruce McDonald
Stephen A. Roell	R. Bruce McDonald
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ Brian J. Stief	/s/ Dennis W. Archer

Brian J. Stief	Dennis W. Archer
Vice President and Corporate Director Controller (Principal Accounting Officer)

/s/ David Abney	/s/ Robert L. Barnett

David Abney	Robert L. Barnett
Director	Director

/s/ Natalie A. Black	/s/ Robert A. Cornog

Natalie A. Black	Robert A. Cornog
Director	Director

/s/ Richard Goodman	/s/ Jeffrey A. Joerres

Richard Goodman	Jeffrey A. Joerres
Director	Director

/s/ William H. Lacy	Mark P. Vergnano

William H. Lacy	Director
Director

/s/ Eugenio Clariond Reyes-Retana

Eugenio Clariond Reyes-Retana
Director

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

3.(i)	Restated Articles of Incorporation of Johnson Controls, Inc., as amended through January 26, 2011 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc. Current Report on Form 8-K dated January 26, 2011) (Commission File No. 1-5097).

3.(ii)	Johnson Controls, Inc. By-Laws, as amended and restated through January 26, 2011 (incorporated by reference to Exhibit 3.2 to Johnson Controls, Inc. Current Report on Form 8-K dated January 26, 2011 ) (Commission File No. 1-5097).

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 1991) (Commission File No. 1-5097).

4.D	Indenture for debt securities dated January 17, 2006 between Johnson Controls, Inc. and US Bank N.A. as successor trustee to JP Morgan Chase (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Registration Statement on Form S-3ASR [Reg. No. 333-130714]).

4.E	Underwriting Agreement dated February 1, 2011, among Johnson Controls, Inc. and the underwriters named therein, (incorporated by reference to Exhibit 1.1 to Johnson Controls, Inc. Current Report on Form 8-K dated February 1, 2011) (Commission File No. 1-5907).

4.F	Supplemental Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.G	Subordinated Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.H	Supplemental Indenture No. 1, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.I	Purchase Contract and Pledge Agreement, dated March 16, 2009, among Johnson Controls, Inc., U.S. Bank National Association, as Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.4 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.J	Form of Remarketing Agreement among Johnson Controls, Inc., U.S. Bank National Corporation, as the Reset Agent and the Remarketing Agent and U.S. Bank National Corporation, as the Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.K	Form of Corporate Unit (incorporated by reference to Exhibit 4.6 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

4.L	Form of Treasury Unit (incorporated by reference to Exhibit 4.7 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.M	Form of Subordinated Note (incorporated by reference to Exhibit 4.8 to Johnson Controls, Inc. Current Report on Form 8-K/A dated March 10, 2009) (Commission File No. 1-5907).

4.N	Officer’s Certificate, dated March 9, 2010 creating 5.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Current Report on Form 8-K dated March 9, 2010) (Commission File No. 1-5907).

4.O	Credit Agreement, dated as of February 4, 2011, among Johnson Controls, Inc. and the financial institutions parties thereto (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K dated February 4, 2011) (Commission File No. 1-5907).

4.P	Officers’ Certificate, dated February 4, 2011, establishing the Floating Rate Notes due 2014, 1.75% Senior Notes due 2014, 4.25% Senior Notes due 2021 and 5.70% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K dated February 7, 2011).

10.B	Johnson Controls, Inc. Common Stock Purchase Plan for Executives as amended November 17, 2004 and effective December 1, 2004 (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2004) (Commission File No. 1-5097).**

10.C	Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors, as amended and restated effective November 18, 2009 (incorporated by reference to Exhibit 10.C to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.D	Johnson Controls, Inc. Executive Survivor Benefits Plan, as amended and restated effective September 15, 2009 (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.E	Form of employment agreement between Johnson Controls, Inc. and all elected officers remains effective for those officers employed before September 15, 2009, as amended and restated January 1, 2008 (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.F	Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives hired between September 15, 2009 and July 28, 2010, as amended and restated effective September 15, 2009.**

10.G	Form of indemnity agreement effective October 16, 2006, between Johnson Controls, Inc. and each of the directors and elected officers (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.H	Johnson Controls, Inc. Director Share Unit Plan, as amended and restated effective September 20, 2011, filed herewith.**

10.I	Johnson Controls, Inc. 2000 Stock Option Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.J	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended through October 1, 2001, as in use through March 20, 2006 (incorporated by reference

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

to Exhibit 10.1 to Johnson Controls, Inc. Current Report on Form 8-K dated November 17, 2004) (Commission File No. 1-5097).**

10.K	Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective September 20, 2011, filed herewith.**

10.L	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as first amended March 21, 2006 with effectiveness of August 1, 2006, and as currently amended effective September 20, 2011, filed herewith.**

10.M	Johnson Controls, Inc. Executive Deferred Compensation Plan, as amended and restated effective March 23, 2010 (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010) (Commission File No. 1-5097) .**

10.N	Johnson Controls, Inc. 2003 Stock Plan for Outside Directors, as amended September 1, 2009 (incorporated by reference to Exhibit 10.N to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.O	Johnson Controls, Inc. Annual Incentive Performance Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc. Current Report Form 8-K dated January 26, 2011) (Commission File No. 1-5097).**

10.P	Johnson Controls, Inc. Retirement Restoration Plan, as amended and restated effective November 17, 2009 (incorporated by reference to Exhibit 10.P to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.Q	Compensation Summary for Non-Employee Directors as amended and restated effective September 20, 2011, filed herewith.**

10.S	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended September 16, 2006, as in effect since October 2, 2006 (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.T	Johnson Controls, Inc. Long Term Incentive Performance Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc. Current Report on Form 8-K dated January 26, 2011) (Commission File No. 1-5097).**

10.U	Johnson Controls, Inc. 2007 Stock Option Plan, amended as of September 20, 2011, filed herewith.**

10.V	Form of stock option award agreement for Johnson Controls, Inc. 2007 Stock Option Plan effective September 20, 2011, filed herewith.**

10.W	Supplemental Agreement to the Employment Contract between the Company and Dr. Beda Bolzenius dated August 25, 2008 (incorporated by reference to Exhibit 10.EE to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.X	Johnson Controls, Inc. Executive Compensation Incentive Recoupment Policy effective September 15, 2009 (incorporated by reference to Exhibit 10.X to Johnson Controls, Inc. Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.Y	Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives hired after July 28, 2010, as amended and restated July 28, 2010 (incorporated

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

by reference to Exhibit 10.Y to Johnson Controls, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010) (Commission File No. 1-5097).**

12	Computation of ratio of earnings to fixed charges for the years ended September 30, 2011 and September 30, 2010, filed herewith.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm dated November 22, 2011, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	The following materials from Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language):
(i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. and (v) Notes to Consolidated Financial Statements, filed herewith.

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