Form 10-Q
period 2011-12-31
JOHNSON CONTROLS INC
filed 2012-02-03
CIK 53669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2011
Common Stock: $0.01 7/18 par value per share	680,446,203

JOHNSON CONTROLS, INC.

FORM 10-Q

Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls, Inc.

Condensed Consolidated Statements of Financial Position

(in millions; unaudited)

	December 31,	September 30,	December 31,
	2011	2011	2010
Assets

Cash and cash equivalents	$241	$257	$321
Accounts receivable—net	6,888	7,151	6,142
Inventories	2,283	2,316	1,939
Other current assets	2,425	2,291	2,313

Current assets	11,837	12,015	10,715

Property, plant and equipment—net	5,743	5,616	4,215
Goodwill	6,955	7,016	6,523
Other intangible assets—net	941	945	751
Investments in partially-owned affiliates	896	811	766
Other noncurrent assets	3,311	3,273	3,023

Total assets	$29,683	$29,676	$25,993

Liabilities and Equity

Short-term debt	$348	$596	$187
Current portion of long-term debt	109	17	663
Accounts payable	5,905	6,159	5,340
Accrued compensation and benefits	954	1,315	956
Other current liabilities	2,787	2,695	2,643

Current liabilities	10,103	10,782	9,789

Long-term debt	5,526	4,533	2,684
Pension, postretirement health and other benefits	788	1,102	929
Other noncurrent liabilities	1,706	1,819	1,839

Long-term liabilities	8,020	7,454	5,452

Commitments and contingencies (Note 18)

Redeemable noncontrolling interests	282	260	204

Shareholders’ equity attributable to Johnson Controls, Inc.	11,137	11,042	10,431
Noncontrolling interests	141	138	117

Total equity	11,278	11,180	10,548

Total liabilities and equity	$29,683	$29,676	$25,993

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Income

(in millions, except per share data; unaudited)

	Three Months Ended
	December 31,
	2011	2010
Net sales
Products and systems*	$8,334	$7,595
Services*	2,083	1,942

	10,417	9,537
Cost of sales
Products and systems*	7,162	6,528
Services*	1,723	1,595

	8,885	8,123

Gross profit	1,532	1,414

Selling, general and administrative expenses	(1,054)	(947)
Net financing charges	(49)	(35)
Equity income	120	66

Income before income taxes	549	498
Provision for income taxes	104	95

Net income	445	403

Income attributable to noncontrolling interests	35	28

Net income attributable to Johnson Controls, Inc.	$410	$375

Earnings per share
Basic	$0.60	$0.56
Diluted	$0.60	$0.55

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Cash Flows

(in millions; unaudited)

	Three Months Ended
	December 31,
	2011	2010
Operating Activities
Net income attributable to Johnson Controls, Inc.	$410	$375
Income attributable to noncontrolling interests	35	28

Net income	445	403

Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	182	158
Amortization of intangibles	14	11
Equity in earnings of partially-owned affiliates, net of dividends received	(102)	(22)
Deferred income taxes	60	—
Equity-based compensation	19	22
Other	18	(4)
Changes in assets and liabilities, excluding acquisitions:
Receivables	206	47
Inventories	5	(99)
Other assets	(186)	(50)
Accounts payable and accrued liabilities	(646)	(310)
Accrued income taxes	(112)	(63)

Cash provided (used) by operating activities	(97)	93

Investing Activities
Capital expenditures	(538)	(260)
Sale of property, plant and equipment	3	11
Acquisition of businesses, net of cash acquired	(11)	(95)
Settlement of cross-currency interest rate swaps	(10)	—
Changes in long-term investments	(27)	(12)
Warrant redemption	25	—
Loans to partially-owned affiliates, net	(73)	—

Cash used by investing activities	(631)	(356)

Financing Activities
Increase (decrease) in short-term debt—net	(284)	102
Increase in long-term debt	1,099	3
Repayment of long-term debt	(7)	(92)
Payment of cash dividends	(109)	(87)
Proceeds from the exercise of stock options	5	61
Settlement of interest rate swaps	—	24
Other	(23)	(5)

Cash provided by financing activities	681	6

Effect of exchange rate changes on cash and cash equivalents	31	18

Decrease in cash and cash equivalents	(16)	(239)
Cash and cash equivalents at beginning of period	257	560

Cash and cash equivalents at end of period	$241	$321

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

1.      Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the three month period ended December 31, 2011 are not necessarily indicative of results for the Company’s 2012 fiscal year because of seasonal and other factors.

Certain amounts as of December 31, 2010 have been revised to conform to the current year’s presentation. Recoverable customer engineering expenditures are included in the changes in other assets line within the operating activities section of the consolidated statements of cash flows. In prior years, these cash flows were included in the investing activities section. Also, the long-term portion of pension liabilities is now included in the pension, postretirement health and other benefits line within the long-term liabilities section of the condensed consolidated statements of financial position. In prior years, these liabilities were included in the other noncurrent liabilities line.

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

Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation,” the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the Company first determines if the entity is a variable interest entity (“VIE”). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE. If the entity is not considered a VIE, then the Company applies the voting interest model to determine whether or not the Company shall consolidate the partially-owned affiliate.

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting period ended December 31, 2011 and two VIEs for the reporting periods ended September 30, 2011 and December 31, 2010, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

to the Company’s power pertaining to decisions over significant activities of the entity. As such, the VIE has been consolidated within the Company’s condensed consolidated statement of financial position at December 31, 2011. The impact of consolidation of the entity on the Company’s consolidated statement of income for the three months ended December 31, 2011 was not material. The VIE is named as a co-obligor under a third party debt agreement of $135 million, maturing in fiscal 2019, in which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $101 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the power solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s condensed consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	December 31,	September 30,	December 31,
	2011	2011	2010
Current assets	$191	$207	$167
Noncurrent assets	111	55	64

Total assets	$302	$262	$231

Current liabilities	$133	$144	$137
Noncurrent liabilities	25	—	—

Total liabilities	$158	$144	$137

Nonconsolidated VIEs

During the three month period ended June 30, 2011, the Company acquired a 40% interest in an equity method investee. The investee produces and sells lead-acid batteries of which the Company will both purchase and supply certain batteries to complement each investment partners’ portfolio. Commencing on the third anniversary of the closing date, the Company has a contractual right to purchase the remaining 60% equity interest in the investee (the “call option”). If the Company does not exercise the call option on or before the fifth anniversary of the closing date, for a period of six months thereafter the Company is subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price is fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company has determined that the investee is a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company is not the primary beneficiary as the Company does not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the condensed consolidated statements of financial position at December 31, 2011 and September 30, 2011 was $51 million and $49 million, respectively, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE are immaterial and represent normal course of business trade receivables and payables for all presented periods.

As mentioned previously within the “Consolidated VIEs” section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss, which included the partially-owned affiliate investment balance and a note receivable, approximated $43 million and $42 million at September 30, 2011 and December 31, 2010, respectively. The Company’s maximum exposure to loss at December 31, 2011 includes the partially-owned affiliate investment balance of $42 million as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the “Consolidated VIEs” section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

2.      New Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 requires additional quantitative and qualitative disclosures of gross and net information regarding financial instruments and derivative instruments that are offset or eligible for offset in the consolidated statement of financial position. ASU No. 2011-11 will be effective for the Company for the quarter ending December 31, 2013. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the Company in the second quarter of fiscal 2012 (January 1, 2012). The Company has assessed

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

the updated guidance and expects adoption to have no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 15, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for disclosures surrounding the Company’s fair value measurements.

3.      Acquisition of Businesses

In the first quarter of fiscal 2012, the Company completed two acquisitions for a combined purchase price, net of cash acquired, of $19 million, all of which was paid in the three months ended December 31, 2011. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $26 million. The purchase price allocation may be subsequently adjusted to reflect final valuation studies.

In the first quarter of fiscal 2012, the Company adjusted the purchase price allocation of certain fiscal 2011 acquisitions. The adjustments were as a result of a true-up to the purchase price in the amount of $8 million, for which the cash was received in the first quarter of fiscal 2012. Also, in connection with these acquisitions, the Company recorded a reduction in goodwill of $4 million in fiscal 2012 related to the purchase price allocations. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

In the first quarter of fiscal 2011, the Company completed two acquisitions for a combined purchase price, net of cash acquired, of $95 million, all of which was paid in the three months ended December 31, 2010. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $65 million, of which $15 million was recorded in fiscal 2012.

4.      Percentage-of-Completion Contracts

The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $773 million, $773 million and $734 million at December 31, 2011, September 30, 2011 and December 31, 2010, respectively. Amounts included within other current liabilities were $740 million, $730 million and $719 million at December 31, 2011, September 30, 2011 and December 31, 2010, respectively.

5.      Inventories

Inventories consisted of the following (in millions):

	December 31,	September 30,	December 31,
	2011	2011	2010
Raw materials and supplies	$1,115	$1,136	$985
Work-in-process	403	434	274
Finished goods	886	867	814

FIFO inventories	2,404	2,437	2,073
LIFO reserve	(121)	(121)	(134)

Inventories	$2,283	$2,316	$1,939

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

6.      Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the nine month period ended September 30, 2011 and the three month period ended December 31, 2011 were as follows (in millions):

			Currency
	December 31,	Business	Translation and	September 30,
	2010	Acquisitions	Other	2011
Building efficiency
North America systems	$519	$—	$—	$519
North America service	676	33	1	710
Global workplace solutions	178	—	6	184
Asia	385	—	6	391
Other	1,083	—	(18)	1,065
Automotive experience
North America	1,378	2	(1)	1,379
Europe	1,159	332	12	1,503
Asia	238	16	7	261
Power solutions	907	96	1	1,004

Total	$6,523	$479	$14	$7,016

			Currency
	September 30,	Business	Translation and	December 31,
	2011	Acquisitions	Other	2011
Building efficiency
North America systems	$519	$—	$—	$519
North America service	710	—	—	710
Global workplace solutions	184	—	(1)	183
Asia	391	—	4	395
Other	1,065	—	(19)	1,046
Automotive experience
North America	1,379	4	—	1,383
Europe	1,503	9	(70)	1,442
Asia	261	—	—	261
Power solutions	1,004	24	(12)	1,016

Total	$7,016	$37	$(98)	$6,955

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	December 31, 2011			September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$293	$(206)	$87	$298	$(209)	$89	$275	$(195)	$80
Customer relationships	484	(94)	390	487	(91)	396	373	(73)	300
Miscellaneous	186	(36)	150	184	(38)	146	88	(32)	56

Total amortized intangible assets	963	(336)	627	969	(338)	631	736	(300)	436
Unamortized intangible assets
Trademarks	314	—	314	314	—	314	315	—	315

Total intangible assets	$1,277	$(336)	$941	$1,283	$(338)	$945	$1,051	$(300)	$751

Amortization of other intangible assets for the three month periods ended December 31, 2011 and 2010 was $14 million and $11 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2013, 2014, 2015, 2016 and 2017 will be approximately $54 million, $54 million, $51 million, $46 million and $45 million per year, respectively.

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

The Company’s product warranty liability is recorded in the condensed consolidated statements of financial position in other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended December 31, 2011 and 2010 were as follows (in millions):

	Three Months Ended December 31,
	2011	2010
Balance at beginning of period	$301	$337
Accruals for warranties issued during the period	58	56
Accruals from acquisitions	—	—
Accruals related to pre-existing warranties (including changes in estimates)	(8)	2
Settlements made (in cash or in kind) during the period	(45)	(55)
Currency translation	(3)	(1)

Balance at end of period	$303	$339

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

8.      Restructuring Costs

To better align the Company’s cost structure with global automotive market conditions, the Company committed to a restructuring plan (2009 Plan) in the second quarter of fiscal 2009 and recorded a $230 million restructuring charge. The restructuring charge related to cost reduction initiatives in the Company’s automotive experience, building efficiency and power solutions businesses and included workforce reductions and plant consolidations. The automotive-related restructuring actions targeted excess manufacturing capacity resulting from lower industry production in the European, North American and Japanese automotive markets. The restructuring actions in building efficiency were primarily in Europe where the Company is centralizing certain functions and rebalancing its resources to target the geographic markets with the greatest potential growth. Power solutions actions focused on optimizing its manufacturing capacity as a result of lower overall demand for original equipment batteries resulting from lower vehicle production levels. As of December 31, 2011, the Company has substantially completed the 2009 Plan.

To better align the Company’s resources with its growth strategies while reducing the cost structure of its global operations, the Company committed to a restructuring plan (2008 Plan) in the fourth quarter of fiscal 2008 and recorded a $495 million restructuring charge. The restructuring charge related to cost reduction initiatives in its automotive experience, building efficiency and power solutions businesses and included workforce reductions and plant consolidations. The automotive-related restructuring was in response to the fundamentals of the European and North American automotive markets. The actions targeted reductions in the Company’s cost base by decreasing excess manufacturing capacity due to lower industry production and the continued movement of vehicle production to low-cost countries, especially in Europe. The restructuring actions in building efficiency were primarily in Europe where the Company centralized certain functions and rebalanced its resources to target the geographic markets with the greatest potential growth. Power solutions actions focused on optimizing its regional manufacturing capacity. As of December 31, 2011, the Company has substantially completed the 2008 Plan.

9.      Income Taxes

The Company’s income tax provision for the three months ended December 31, 2011 and 2010 is as follows (in millions):

	Three Months Ended December 31,
	2011	2010
Federal, state and foreign income tax expense at annual effective rate	$104	$95

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2011, the Company’s estimated annual effective income tax rate from continuing operations is 19%, consistent with the prior year rate of 19%.

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

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

It is reasonably possible that over the remainder of fiscal 2012, valuation allowances against deferred tax assets in certain jurisdictions may result in an adjustment to tax expense of up to $50 million.

Uncertain Tax Positions

At September 30, 2011, the Company had gross tax effected unrecognized tax benefits of $1,357 million of which $1,164 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2011 was approximately $77 million (net of tax benefit). The net change in interest and penalties during the three months ended December 31, 2011 and 2010 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

December 31, 2011

(unaudited)

In the U.S., the fiscal years 2007 through 2009 are currently under exam by the Internal Revenue Service (IRS) and fiscal years 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2005 - 2008
Brazil	2004 - 2008
Canada	2007 - 2008
Czech Republic	2007 - 2009
France	2002 - 2010
Germany	2001 - 2010
Italy	2005 - 2009
Mexico	2003 - 2004
Spain	2006 - 2008

It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next 12 months, the impact of which could be up to a $100 million adjustment to tax expense.

Impacts of Tax Legislation

During the three month period ended December 31, 2011, tax legislation was adopted in Japan which reduces its income tax rate by 5%, the effect of which is not material to the Company’s consolidated financial statements. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward. These law changes will not have a material impact on the Company’s consolidated financial statements. Other tax legislation was adopted in various jurisdictions during the three months ended December 31, 2011. These changes will not have a material impact on the Company’s consolidated financial statements.

10.    Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with ASC 715, “Compensation – Retirement Benefits” (in millions):

	Pension Plans
	U.S. Plans Three Months Ended December 31,		Non-U.S. Plans Three Months Ended December 31,
	2011	2010	2011	2010
Service cost	$17	$16	$9	$9
Interest cost	38	36	18	17
Expected return on plan assets	(56)	(52)	(19)	(18)
Amortization of net actuarial loss	21	14	5	4
Curtailment gain	—	—	—	(13)

Net periodic benefit cost (credit)	$20	$14	$13	$(1)

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

	Postretirement Health and Other Benefits
	Three Months Ended December 31,
	2011	2010
Service cost	$1	$1
Interest cost	3	3
Expected return on plan assets	(3)	—
Amortization of net actuarial loss	—	1
Amortization of prior service credit	(4)	(4)

Net periodic benefit cost (credit)	$(3)	$1

11.    Debt and Financing Arrangements

During the quarter ended December 31, 2011, the Company issued $400 million aggregate principal amount of 2.6% senior unsecured fixed rate notes due in fiscal 2017, $450 million aggregate principal amount of 3.75% senior unsecured fixed rate notes due in fiscal 2022 and $250 million aggregate principal amount of 5.25% senior unsecured fixed rate notes due in fiscal 2042. Aggregate net proceeds of $1.1 billion from the issuances were used for general corporate purposes, including the retirement of short-term debt and contributions to the Company’s pension and postretirement health plans.

During the quarter ended December 31, 2011, the Company entered into two committed, one-year revolving credit facilities totaling $135 million in aggregate. As of December 31, 2011, there were no draws on either facility.

During the quarter ended December 31, 2011, the Company entered into a five-year, 75 million euro, floating rate credit facility scheduled to mature in fiscal 2017. As of December 31, 2011, the Company did not draw on this facility.

During the quarter ended December 31, 2010, the Company repaid debt of $82 million which was acquired as part of an acquisition in the same quarter. The Company used cash to repay the debt.

12.    Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable Johnson Controls, Inc. by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to capital in excess of par value when the award generates a tax deduction. If there would be a shortfall resulting in a charge to capital in excess of par value, such an amount would be a reduction of the proceeds.

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

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2011	2010
Income Available to Common Shareholders
Basic income available to common shareholders	$410	$375
Interest expense, net of tax	1	1

Diluted income available to common shareholders	$411	$376

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	679.8	675.4
Effect of dilutive securities:
Stock options	5.6	7.9
Equity units	3.7	4.5
Convertible senior notes	—	—

Diluted weighted average shares outstanding	689.1	687.8

Antidilutive Securities
Options to purchase common shares	1.5	0.6

During the three months ended December 31, 2011 and 2010, the Company declared a dividend of $0.18 and $0.16, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

13.    Equity and Noncontrolling Interests

The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
Beginning balance, September 30	$11,042	$138	$11,180	$10,071	$106	$10,177
Total comprehensive income:
Net income	410	15	425	375	15	390
Foreign currency translation adjustments	(228)	1	(227)	(29)	1	(28)
Realized and unrealized gains on derivatives	10	—	10	5	—	5
Unrealized gains (losses) on marketable common stock	(3)	—	(3)	5	—	5
Employee retirement plans	17	—	17	8	—	8

Other comprehensive income (loss)	(204)	1	(203)	(11)	1	(10)

Comprehensive income	206	16	222	364	16	380

Other changes in equity:
Cash dividends— common stock	(123)	—	(123)	(108)	—	(108)
Dividends attributable to noncontrolling interests	—	(9)	(9)	—	(5)	(5)
Redemption value adjustment attributable to redeemable noncontrolling interests	(5)	—	(5)	4	—	4
Other, including options exercised	17	(4)	13	100	—	100

Ending balance, December 31	$11,137	$141	$11,278	$10,431	$117	$10,548

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Beginning balance, September 30	$260	$196
Net income	20	13
Foreign currency translation adjustments	(1)	(1)
Dividends	(8)	—
Redemption value adjustment	5	(4)
Increase in noncontrolling interest share	6	—

Ending balance, December 31	$282	$204

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

14.    Derivative Instruments and Hedging Activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 15, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At December 31, 2011, September 30, 2011 and December 31, 2010, the Company had three cross-currency interest rate swaps outstanding, totaling 20 billion yen. These swaps were designated as hedges in the Company’s net investment in Japan.

The Company uses commodity contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales or costs related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. The maturities of the commodity contracts coincide with the expected purchase of the commodities. The Company had the following outstanding commodity hedge contracts that hedge forecasted purchases:

		Volume Outstanding as of
Commodity	Units	December 31, 2011	September 30, 2011	December 31, 2010
Copper	Pounds	14,098,000	18,760,000	12,030,000
Lead	Metric Tons	26,125	25,600	25,700
Aluminum	Metric Tons	4,013	5,398	3,345
Tin	Metric Tons	65	260	—

In addition, the Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2011, September 30, 2011 and December 31, 2010, the Company had hedged approximately 4.3 million, 4.3 million and 3.8 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013, and five fixed to floating interest rate swaps totaling $450 million to

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

hedge the coupon of its 1.75% notes maturing March 1, 2014. These eight interest rate swaps were outstanding as of December 31, 2011 and September 30, 2011.

In September 2005, the Company entered into three forward treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated fixed-rate note issuance to finance the acquisition of York International (cash flow hedge). The three forward treasury lock agreements, which had a combined notional amount of $1.3 billion, fixed a portion of the future interest cost for 5-year, 10-year and 30-year bonds. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of note issuance, is amortized to interest expense over the life of the respective note issuance. In January 2006, in connection with the Company’s debt refinancing, the three forward treasury lock agreements were terminated.

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31, 2011	September 30, 2011	December 31, 2010	December 31, 2011	September 30, 2011	December 31, 2010
Other current assets
Foreign currency exchange derivatives	$32	$28	$15	$28	$18	$2
Commodity derivatives	1	—	18	—	—	—
Other noncurrent assets
Interest rate swaps	7	15	—	—	—	—
Equity swap	—	—	—	133	112	145
Foreign currency exchange derivatives	1	11	1	1	16	1
Commodity derivatives	—	—	3	—	—	—

Total assets	$41	$54	$37	$162	$146	$148

Other current liabilities
Foreign currency exchange derivatives	$63	$49	$11	$26	$21	$4
Commodity derivatives	9	32	—	—	—	—
Cross-currency interest rate swaps	8	20	18	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	100	—	—	—	—	—
Long-term debt
Fixed rate debt swapped to floating	757	865	—	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	19	1	1	11	1

Total liabilities	$938	$985	$30	$27	$32	$5

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

The following table presents the location and amount of gains and losses gross of tax on derivative instruments and related hedge items included in the Company’s consolidated statements of income for the three months ended December 31, 2011 and 2010 and gains and losses initially recognized in AOCI net of tax or cumulative translation adjustment (CTA) net of tax in the condensed consolidated statements of financial position (in millions):

	As of	Three Months Ended		Three Months Ended
	December 31, 2011	December 31, 2011		December 31, 2011
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign currency exchange derivatives	$(18)	Cost of sales	$(6)	Cost of sales	$—
Commodity derivatives	(8)	Cost of sales	(13)	Cost of sales	—
Forward treasury locks	9	Net financing charges	—	Net financing charges	—

Total	$(17)		$(19)		$—

As of
September 30, 2011
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
Foreign currency exchange derivatives	$(16)
Commodity derivatives	(20)
Forward treasury locks	9

Total	$(27)

	As of	Three Months Ended		Three Months Ended
	December 31, 2010	December 31, 2010		December 31, 2010
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign currency exchange derivatives	$2	Cost of sales	$1	Cost of sales	$—
Commodity derivatives	14	Cost of sales	12	Cost of sales	—
Forward treasury locks	10	Net financing charges	1	Net financing charges	—

Total	$26		$14		$—

	As of	As of	As of
	December 31, 2011	September 30, 2011	December 31, 2010
Hedging Activities in ASC 815 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in CTA on Outstanding Derivatives (Effective Portion)	Amount of Gain (Loss) Recognized in CTA on Outstanding Derivatives (Effective Portion)	Amount of Gain (Loss) Recognized in CTA on Outstanding Derivatives (Effective Portion)
Net investment hedges	$(5)	$(12)	$(11)

Total	$(5)	$(12)	$(11)

For the three months ended December 31, 2011 and 2010, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

		Three Months Ended	Three Months Ended
		December 31, 2011	December 31, 2010
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate swap	Net financing charges	$(8)	$—
Fixed rate debt swapped to floating	Net financing charges	8	—
Foreign currency exchange derivatives	Provision for income taxes	4	—

Total		$4	$—

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

		Three Months Ended	Three Months Ended
		December 31, 2011	December 31, 2010
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Foreign currency exchange derivatives	Cost of sales	$23	$(37)
Foreign currency exchange derivatives	Net financing charges	(29)	33
Equity swap	Selling, general and administrative expenses	21	27

Total		$15	$23

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

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2011, September 30, 2011 and December 31, 2010 (in millions):

	Fair Value Measurements Using:
	Total as of	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$60	$60	$—	$—
Commodity derivatives	1	—	1	—
Other noncurrent assets
Interest rate swaps	7	—	7	—
Investments in marketable common stock	43	43	—	—
Equity swap	133	133	—	—
Foreign currency exchange derivatives	2	2	—	—

Total	$246	$238	$8	$—

Other current liabilities
Foreign currency exchange derivatives	$89	$89	$—	$—
Cross-currency interest rate swaps	8	—	8	—
Commodity derivatives	9	—	9	—
Current portion of long-term debt
Fixed rate debt swapped to floating	100	—	100	—
Long-term debt
Fixed rate debt swapped to floating	757	—	757	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—

Total	$965	$91	$874	$—

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

	Fair Value Measurements Using:
	Total as of	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$46	$46	$—	$—
Other noncurrent assets
Interest rate swaps	15	—	15	—
Investments in marketable common stock	34	34	—	—
Equity swap	112	112	—	—
Foreign currency exchange derivatives	27	27	—	—

Total	$234	$219	$15	$—

Other current liabilities
Foreign currency exchange derivatives	$70	$70	$—	$—
Cross-currency interest rate swaps	20	—	20	—
Commodity derivatives	32	—	32	—
Long-term debt
Fixed rate swapped to floating	865	—	865	—
Other noncurrent liabilities
Foreign currency exchange derivatives	30	30	—	—

Total	$1,017	$100	$917	$—

	Fair Value Measurements Using:
	Total as of	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$17	$17	$—	$—
Commodity derivatives	18	—	18	—
Other noncurrent assets
Investments in marketable common stock	36	36	—	—
Commodity derivatives	3	—	3	—
Equity swap	145	145	—	—
Foreign currency exchange derivatives	2	2	—	—

Total	$221	$200	$21	$—

Other current liabilities
Foreign currency exchange derivatives	$15	$15	$—	$—
Cross-currency interest rate swaps	18	—	18	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	2	—	—

Total	$35	$17	$18	$—

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2011, September 30, 2011 and December 31, 2010. The fair value of foreign currency exchange derivatives that are designated as fair value hedges under ASC 815, as well as of those not designated as hedging instruments under ASC 815, is recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at December 31, 2011, September 30, 2011 and December 31, 2010.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. These eight interest rate swaps were outstanding as of December 31, 2011 and September 30, 2011.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. As of December 31, 2011, September 30, 2011, and December 31, 2010, the Company recorded unrealized gains of $8 million, $9 million and $8 million, respectively, in accumulated other comprehensive income. The Company also recorded unrealized losses of $5 million and $3 million in accumulated other comprehensive income on these investments as of December 31, 2011 and September 30, 2011, respectively. Unrealized and realized losses recorded on these investments are deemed not material for further disclosure.

Equity swap – The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

Cross-currency interest rate swap – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using market assumptions. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At December 31, 2011, September 30, 2011 and December 31,

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

2010, the Company had three cross-currency interest rate swaps outstanding, totaling 20 billion yen. These swaps were designated as hedges in the Company’s net investment in Japan.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.1 billion, $4.9 billion and $3.6 billion at December 31, 2011, September 30, 2011 and December 31, 2010, respectively, was determined using market quotes.

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

At December 31, 2011, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal 2011 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2011. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

At December 31, 2010, in conjunction with the preparation of its financial statements, the Company assessed goodwill for impairment in the building efficiency business unit due to the change in reportable segments. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at December 31, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

17.    Segment Information

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

•

Other provides HVAC and refrigeration systems and technical services to markets in Europe, the Middle East and Latin America. Other also designs and produces heating and air conditioning solutions for residential and light commercial applications, and markets products to the replacement and new construction markets.

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

December 31, 2011

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

	Net Sales
	Three Months Ended
	December 31,
	2011	2010
Building efficiency
North America systems	$552	$532
North America service	514	513
Global workplace solutions	1,086	990
Asia	473	419
Other	917	943

	3,542	3,397

Automotive experience
North America	1,987	1,734
Europe	2,601	2,267
Asia	673	584

	5,261	4,585

Power solutions	1,614	1,555

Total net sales	$10,417	$9,537

	Segment Income
	Three Months Ended
	December 31,
	2011	2010
Building efficiency
North America systems	$50	$49
North America service	15	18
Global workplace solutions	7	9
Asia	61	67
Other	—	(4)

	133	139

Automotive experience
North America	70	116
Europe	21	—
Asia	103	61

	194	177

Power solutions	271	217

Total segment income	$598	$533

Net financing charges	(49)	(35)

Income before income taxes	$549	$498

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(unaudited)

18.    Commitments and Contingencies

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $29 million, $30 million and $47 million at December 31, 2011, September 30, 2011 and December 31, 2010, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At December 31, 2011, September 30, 2011 and December 31, 2010, the Company recorded conditional asset retirement obligations of $86 million, $91 million and $87 million, respectively.

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

We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and the consolidated statements of cash flows for the three-month periods ended December 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 22, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2011, is fairly stated in all material respects in relation to the consolidated statements of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 3, 2012

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

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “guidance” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011 and in Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Johnson Controls is a global diversified technology and industrial leader serving customers in more than 150 countries. The Company creates quality products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advances batteries for hybrid and electric vehicles; and interior systems for automobiles.

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, we acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. We entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, we acquired York International, a global supplier of heating, ventilating, air-conditioning and refrigeration equipment and services.

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

Our power solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. We serve both automotive original equipment manufacturers (OEMs) and the general vehicle battery aftermarket. We supply batteries to power Start-Stop vehicles, as well as lithium-ion battery technologies to power certain hybrid and electric vehicles.

The following information should be read in conjunction with the September 30, 2011 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2011 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Outlook

On January 19, 2012, the Company revised its fiscal 2012 guidance. The Company announced that it expects fiscal 2012 net sales to increase to $43.5 billion, which would represent a 7% increase from prior year net sales. Fiscal 2012 second quarter earnings are expected to be approximately $0.52—$0.54 per diluted share, and fiscal 2012 full year earnings are expected to be approximately $2.70—$2.85 per diluted share, an increase from prior year full year earnings of $2.36 per diluted share.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at December 31, 2011 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2012 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which extends until February 2015. There were no draws on the revolving credit facility as of December 31, 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans—Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2011, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $10.8 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s significant debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2012, the Company believes the long-term rate of return will approximate 8.50%, 5.25% and 6.30% for U.S., non-U.S. plans, and postretirement health and other benefit plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to expense in future years. During the first three months of fiscal 2012, the Company has made approximately $282 million and $60 million in total pension and postretirement health contributions, respectively. In total, the Company expects to contribute approximately $350 million and $60 million in cash to its defined benefit pension and postretirement health plans in fiscal 2012.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges.

Summary

	Three Months Ended December 31,
(in millions)	2011	2010	Change
Net sales	$10,417	$9,537	9%
Segment income	598	533	12%

•

The $880 million increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($709 million) as a result of increased industry production levels by our major OEM customers and incremental sales due to prior year business acquisitions; higher sales in the building efficiency business ($145 million) as a result of increased sales volumes primarily in the global workplace solutions, Asia and North America systems segments; and higher sales in the power solutions business ($76 million) as a result of the favorable price/product mix and the impact of higher lead costs on pricing; partially offset by the unfavorable impact of foreign currency translation ($50 million).

•

The $65 million increase in segment income was primarily due to higher volumes in the automotive experience and building efficiency businesses; favorable pricing and product mix including lead and other purchasing costs in the power solutions segment; operating income of prior year acquisitions in the automotive experience business; a gain on redemption of a warrant for an existing partially-owned affiliate in the power solutions segment; and higher equity income, including an equity interest gain, in the automotive experience Asia segment; partially offset by higher overall selling, general and administrative expenses; and higher operating and metals launch costs, and net unfavorable commercial settlements and pricing in the automotive experience North America segment. The impact of foreign currency translation on segment income was insignificant.

Building Efficiency

	Net Sales			Segment Income
	Three Months Ended			Three Months Ended
	December 31,			December 31,
(in millions)	2011	2010	Change	2011	2010	Change
North America systems	$552	$532	4%	$50	$49	2%
North America service	514	513	0%	15	18	-17%
Global workplace solutions	1,086	990	10%	7	9	-22%
Asia	473	419	13%	61	67	-9%
Other	917	943	-3%	—	(4)	*

	$3,542	$3,397	4%	$133	$139	-4%

* Measure not meaningful

Net Sales:

•	The increase in North America systems was primarily due to higher volumes of equipment in the commercial construction and replacement markets.

•

The increase in North America service was primarily due to higher volumes in energy solutions ($25 million), including incremental sales from a prior year business acquisition ($7 million), partially offset by a reduction in truck-based volumes ($23 million) and the unfavorable impact of foreign currency translation ($1 million).

•

The increase in global workplace solutions was primarily due to an increase in services to new customers ($60 million) and existing customers ($38 million), partially offset by the unfavorable impact of foreign currency translation ($2 million).

•

The increase in Asia was primarily due to higher volumes of equipment and controls systems ($23 million), higher service volumes ($17 million) and the favorable impact of foreign currency translation ($14 million).

•

The decrease in other was primarily due to lower volumes in unitary products in North America ($34 million) and Latin America ($28 million), and the unfavorable impact of foreign currency translation ($11 million), partially offset by higher volumes in Middle East ($28 million) and other business areas ($19 million).

Segment Income:

•	The increase in North America systems was primarily due to higher volumes ($5 million) partially offset by unfavorable margin rates ($4 million).

•	The decrease in North America service was primarily due to higher selling, general and administrative expenses ($9 million), partially offset by favorable margin rates ($6 million).

•

The decrease in global workplace solutions was primarily due to unfavorable margin rates ($5 million) and higher selling, general and administrative expenses ($2 million), partially offset by higher volumes ($5 million).

•

The decrease in Asia was primarily due to higher selling, general, and administrative expenses ($17 million), partially offset by higher volumes ($9 million) and the favorable impact of foreign currency translation ($2 million).

•

The increase in other was primarily due to lower selling, general and administrative expenses ($8 million) and higher equity income ($4 million), partially offset by unfavorable margin rates ($5 million) and lower volumes ($3 million).

Automotive Experience

	Net Sales			Segment Income
	Three Months Ended			Three Months Ended
	December 31,			December 31,
(in millions)	2011	2010	Change	2011	2010	Change
North America	$1,987	$1,734	15%	$70	$116	-40%
Europe	2,601	2,267	15%	21	—	*
Asia	673	584	15%	103	61	69%

	$5,261	$4,585	15%	$194	$177	10%

*	Measure not meaningful

Net Sales:

•

The increase in North America was primarily due to higher volumes to the Company’s major OEM customers ($206 million) and incremental sales due to prior year business acquisitions ($71 million), partially offset by net unfavorable pricing ($24 million).

•

The increase in Europe was primarily due to incremental sales due to prior year business acquisitions ($283 million) and higher volumes ($100 million), partially offset by the unfavorable impact of foreign currency translation ($49 million).

•

The increase in Asia was primarily due to higher volumes ($62 million), incremental sales due to prior year business acquisitions ($35 million) and the favorable impact of foreign currency translation ($16 million), partially offset by the negative impact of the flooding in Thailand and related events ($19 million) and net unfavorable pricing ($5 million).

Segment Income:

•

The decrease in North America was primarily due to higher operating and metals launch costs ($32 million), net unfavorable commercial settlements and pricing ($29 million), higher selling, general, and administrative expenses ($28 million), higher engineering expenses ($6 million) and lower equity income ($2 million), partially offset by higher volumes ($45 million) and lower purchasing costs ($6 million).

•

The increase in Europe was primarily due to operating income of prior year acquisitions ($35 million) and lower purchasing costs ($8 million), partially offset by higher operating costs ($9 million), higher selling, general and administrative costs ($8 million), net unfavorable commercial settlements and pricing ($2 million), the unfavorable impact of foreign currency translation ($2 million) and lower equity income ($1 million).

•

The increase in Asia was primarily due to higher volumes ($23 million), higher equity income ($19 million) including an equity interest gain, operating income of prior year acquisitions ($6 million), lower purchasing costs ($5 million) and the favorable impact of foreign currency translation ($2 million), partially offset by the negative impact of the flooding in Thailand and related events ($5 million), net unfavorable commercial settlements and pricing ($3 million), higher operating costs ($2 million), higher selling, general and administrative expenses ($2 million), and higher engineering costs ($1 million).

Power Solutions

	Three Months Ended December 31,
(in millions)	2011	2010	Change
Net sales	$1,614	$1,555	4%
Segment income	271	217	25%

•

Net sales increased primarily due to favorable price/product mix ($50 million), impact of higher lead costs on pricing ($22 million) and incremental sales associated with a prior year business acquisition ($15 million), partially offset by the unfavorable impact of foreign currency translation ($17 million) and lower sales volumes ($11 million).

•

Segment income increased primarily due to favorable pricing and product mix including lead and other purchasing costs ($57 million), a gain on redemption of a warrant for an existing partially-owned affiliate ($25 million) and a business interruption insurance recovery net of related costs and lost profit on sales due to a continued plant shutdown in Asia ($13 million), partially offset by higher selling, general and administrative expenses ($19 million), unfavorable impact of a prior year business acquisition ($14 million), higher operating and transportation costs ($6 million), and the unfavorable impact of foreign currency translation ($2 million).

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2011	2010	Change
Net financing charges	$49	$35	40%

•	The increase in net financing charges was primarily due to higher interest expense as a result of higher debt levels due to the $1.1 billion bond issuance in the current period.

Provision for Income Taxes

	Three Months Ended December 31,
(in millions)	2011	2010
Tax provision	$104	$95
Effective tax rate	19.0%	19.0%

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

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2011	2010	Change
Income attributable to noncontrolling interests	$35	$28	25%

•

The increase in income attributable to noncontrolling interests was primarily due to higher earnings at certain automotive experience partially-owned affiliates in North America and our power solutions partially-owned affiliates.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended December 31,
(in millions)	2011	2010	Change
Net income attributable to Johnson Controls, Inc.	$410	$375	9%

•

The increase in net income attributable to Johnson Controls, Inc. was primarily due to higher volumes in the automotive experience and building efficiency businesses; favorable pricing and product mix including lead and other purchasing costs in the power solutions segment; operating income of prior year acquisitions in the automotive experience business; a gain on redemption of a warrant for an existing partially-owned affiliate in the power solutions segment; and higher equity income, including an equity interest gain, in the automotive experience Asia segment; partially offset by higher overall selling, general and administrative expenses; higher operating and metals launch costs, and net unfavorable commercial settlements and pricing in the automotive experience North America segment; and higher net financing charges, provision for income taxes and income attributable to noncontrolling interests. The impact of foreign currency translation on net income attributable to Johnson Controls, Inc. was insignificant.

Backlog

Building efficiency’s backlog relates to its control systems and service activity. At December 31, 2011, the unearned backlog was a record $5.3 billion, or an 8% increase compared to December 31, 2010. The North America systems, North America service, other and Asia backlog increased compared to prior year levels.

Financial Condition

Working Capital

(in millions)	December 31, 2011	September 30, 2011	Change	December 31, 2010	Change
Working capital	$1,950	$1,589	23%	$1,455	34%

Accounts receivable	6,888	7,151	-4%	6,142	12%
Inventories	2,283	2,316	-1%	1,939	18%
Accounts payable	5,905	6,159	-4%	5,340	11%

•

The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, and the current portion of long-term debt. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•

The increase in working capital as compared to September 30, 2011 was primarily due to lower accrued compensation and benefits primarily due to the timing of incentive compensation payments and lower accounts payable primarily due to timing of supplier payments, partially offset by lower accounts receivable and inventory levels due to the timing of sales volumes. Compared to December 31, 2010, the increase was primarily due to higher accounts receivable from higher sales volumes and higher inventory levels to support higher sales, partially offset by higher accounts payable primarily due to increased purchasing activity.

•

The Company’s days sales in accounts receivable for the three months ended December 31, 2011 were 55, higher than 52 and 54 for the comparable periods ended September 30, 2011 and December 31, 2010, respectively. The change in accounts receivable compared to September 30, 2011 and December 31, 2010 was primarily due to changes in sales volumes in the respective quarters. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•

The Company’s inventory turns for the three months ended December 31, 2011 were lower compared to the period ended September 30, 2011 and December 31, 2010 primarily due to higher inventory production to meet higher backlog levels.

•

Days in accounts payable at December 31, 2011 were 71 days, consistent with September 30, 2011 and an increase from 69 days at December 31, 2010. This change was primarily due to the timing of supplier payments.

Cash Flows

	Three Months Ended December 31,
(in millions)	2011	2010
Cash provided (used) by operating activities	$(97)	$93
Cash used by investing activities	(631)	(356)
Cash provided by financing activities	681	6
Capital expenditures	(538)	(260)

•

The increase in cash used by operating activities for the three months ended December 31, 2011 was primarily due to higher pension and postretirement contributions; and unfavorable working capital changes in other assets, accrued income taxes, and accounts payable and accrued liabilities; partially offset by higher net income and favorable working capital changes in accounts receivable and inventories.

•

The increase in cash used by investing activities for the three months ended December 31, 2011 was primarily due to higher capital expenditures and loans to partially-owned affiliates, partially offset by lower acquisitions of businesses.

•

The increase in cash provided by financing activities for the three months ended December 31, 2011 was primarily due to an increase in overall debt levels due to the $1.1 billion bond issuance in the current period. Refer to Note 11, “Debt and Financing Arrangements,” of the notes to condensed consolidated financial statements for further discussion.

•

The increase in capital expenditures for the three months ended December 31, 2011 primarily relates to capacity increases and vertical integration efforts in the power solutions business, increased investments to support customer growth and enhance the Company’s strategic footprint primarily in Mexico and Southeast Asia, and information technology infrastructure investments.

Deferred Taxes

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

It is reasonably possible that over the remainder of fiscal 2012, valuation allowances against deferred tax assets in certain jurisdictions may result in an adjustment to tax expense of up to $50 million.

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

At December 31, 2011, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal 2011 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2011. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

At December 31, 2010, in conjunction with the preparation of its financial statements, the Company assessed goodwill for impairment in the building efficiency business unit due to the change in reportable segments. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at December 31, 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

Capitalization

(in millions)	December 31, 2011	September 30, 2011	Change	December 31, 2010	Change
Short-term debt	$348	$596		$187
Current portion of long-term debt	109	17		663
Long-term debt	5,526	4,533		2,684

Total debt	5,983	5,146	16%	3,534	69%
Shareholders’ equity attributable to Johnson Controls, Inc.	11,137	11,042	1%	10,431	7%

Total capitalization	$17,120	$16,188	6%	$13,965	23%

Total debt as a % of total capitalization	35%	32%		25%

•

The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•

At December 31, 2011, September 30, 2011, and December 31, 2010, the Company had committed revolving credit facilities totaling 223 million euro, 223 million euro and 300 million euro, respectively. Additionally, at December 31, 2011, September 30, 2011 and December 31, 2010, the Company had committed revolving credit facilities totaling $185 million, $50 million and $100 million, respectively. There were no draws on any of the revolving facilities for the respective periods. As of December 31, 2011, 123 million euro and $50 million is scheduled to expire in fiscal 2012, $135 million is scheduled to expire in fiscal 2013 and 100 million euro is scheduled to expire in fiscal 2014.

•	In November 2010, the Company repaid $82 million which was acquired as part of an acquisition in the first quarter of fiscal 2011. The Company used cash to repay the debt.

•	In January 2011, the Company retired $654 million in principal amount, plus accrued interest, of its 5.25% fixed rate bonds that matured on January 15, 2011. The Company used cash to fund the payment.

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

•

In February 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in

February 2015. The facility is used to support the Company’s outstanding commercial paper. At December 31, 2011, there were no draws on the facility.

•

In April 2011, a total of 157,820 equity units, which had a purchase contract settlement date of March 31, 2012, were early exercised. As a result, the Company issued 766,673 shares of Johnson Controls, Inc. common stock and approximately $8 million of 11.5% notes due 2042.

•

In November 2011, the Company issued $400 million aggregate principal amount of 2.6% senior unsecured fixed rate notes due in fiscal 2017, $450 million aggregate principal amount of 3.75% senior unsecured fixed rate notes due in fiscal 2022 and $250 million aggregate principal amount of 5.25% senior unsecured fixed rate notes due in fiscal 2042. Aggregate net proceeds of $1.1 billion from the issues were used for general corporate purposes, including the retirement of short-term debt and contributions to the Company’s pension and postretirement health plans.

•	In December 2011, the Company entered into a five-year, 75 million euro, floating rate credit facility scheduled to mature in December 2016. As of December 31, 2011 there were no draws outstanding.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of December 31, 2011, it could borrow up to $1.9 billion on committed credit lines.

•

The Company believes its capital resources and liquidity position at December 31, 2011 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2012 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of December 31, 2011. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•

The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. The Company currently does not intend nor foresee a need to repatriate these funds. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short term investments and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by our operations domestically, we could elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of our earnings. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

•

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2011, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $10.8 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s significant debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 requires additional quantitative and qualitative disclosures of gross and net information regarding financial instruments and derivative instruments that are offset or eligible for offset in the consolidated statement of financial position. ASU No. 2011-11 will be effective for the Company for the quarter ending December 31, 2013. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the Company in the second quarter of fiscal 2012 (January 1, 2012). The Company has assessed the updated guidance and expects adoption to have no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 15, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for disclosures surrounding the Company’s fair value measurements.

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

As of December 31, 2011, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (“ERP”) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended December 31, 2011.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 42 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $29 million, $30 million and $47 million at December 31, 2011, September 30, 2011 and December 31, 2010, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At December 31, 2011, September 30, 2011 and December 31, 2010, the Company recorded conditional asset retirement obligations of $86 million, $91 million and $87 million, respectively.

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

There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, except for the update to the risk factor presented below within the “General Risks.”

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

In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Our primary exposures are to the euro, British pound, Japanese yen, Czech koruna, Mexican peso, Romanian lei, Hungarian forint, Polish zloty, Canadian dollar and Chinese renminbi. While we employ financial instruments to hedge transactional and foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and could adversely impact our financial results and comparability of results from period to period. Specifically, there is concern regarding the overall stability of the euro and the future of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential negative developments and market perceptions related to the euro could adversely affect the value of our euro-denominated assets, as well as those of our customers and suppliers.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws, and monetary and fiscal policies, protectionist measures that may prohibit acquisitions or joint ventures, unsettled political conditions, government-imposed plant or other operational shutdowns, corruption, natural and man-made disasters, hazards and losses, violence and possible terrorist attacks.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended December 31, 2011.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/11—10/31/11
Purchases by Company (1)	—	—	—	$102,394,713
11/1/11—11/30/11
Purchases by Company (1)	—	—	—	$102,394,713
12/1/11—12/31/11
Purchases by Company (1)	—	—	—	$102,394,713
10/1/11—10/31/11
Purchases by Citibank	—	—	—	NA
11/1/11—11/30/11
Purchases by Citibank	—	—	—	NA
12/1/11—12/31/11
Purchases by Citibank	—	—	—	NA

(1)	Repurchases of the Company’s common stock by the Company may be intended to partially offset dilution related to our stock option and restricted stock equity compensation plans and are treated as repurchases of Company common stock for purposes of this disclosure.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 45 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: February 3, 2012	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and
Chief Financial Officer

JOHNSON CONTROLS, INC.

Form 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the quarter ended December 31, 2011 and the year ended September 30, 2011.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated February 3, 2012, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, filed herewith.