Form 10-Q
period 2012-03-31
JOHNSON CONTROLS INC
filed 2012-05-03
CIK 53669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2012
Common Stock: $0.01 7/18 par value per share	680,200,626

JOHNSON CONTROLS, INC.

FORM 10-Q

Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls, Inc.

Condensed Consolidated Statements of Financial Position

(in millions; unaudited)

	March 31, 2012	September 30, 2011	March 31, 2011
Assets

Cash and cash equivalents	$240	$257	$401
Accounts receivable—net	7,402	7,151	6,946
Inventories	2,374	2,316	2,239
Other current assets	2,346	2,291	2,620

Current assets	12,362	12,015	12,206

Property, plant and equipment—net	6,086	5,616	4,761
Goodwill	7,040	7,016	6,807
Other intangible assets—net	966	945	832
Investments in partially-owned affiliates	961	811	864
Other noncurrent assets	3,558	3,273	3,198

Total assets	$30,973	$29,676	$28,668

Liabilities and Equity

Short-term debt	$530	$596	$106
Current portion of long-term debt	148	17	53
Accounts payable	6,313	6,159	6,082
Accrued compensation and benefits	956	1,315	1,070
Other current liabilities	2,608	2,695	2,861

Current liabilities	10,555	10,782	10,172

Long-term debt	5,645	4,533	4,382
Pension, postretirement health and other benefits	782	1,102	803
Other noncurrent liabilities	1,928	1,819	1,982

Long-term liabilities	8,355	7,454	7,167

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	318	260	223

Shareholders’ equity attributable to Johnson Controls, Inc.	11,595	11,042	10,976
Noncontrolling interests	150	138	130

Total equity	11,745	11,180	11,106

Total liabilities and equity	$30,973	$29,676	$28,668

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Income

(in millions, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales
Products and systems*	$8,495	$8,107	$16,829	$15,702
Services*	2,070	2,037	4,153	3,979

	10,565	10,144	20,982	19,681
Cost of sales
Products and systems*	7,302	6,973	14,464	13,501
Services*	1,714	1,697	3,437	3,292

	9,016	8,670	17,901	16,793

Gross profit	1,549	1,474	3,081	2,888

Selling, general and administrative expenses	(1,069)	(1,014)	(2,123)	(1,961)
Net financing charges	(63)	(46)	(112)	(81)
Equity income	79	61	199	127

Income before income taxes	496	475	1,045	973

Provision for income taxes	94	90	198	185

Net income	402	385	847	788

Income attributable to noncontrolling interests	38	31	73	59

Net income attributable to Johnson Controls, Inc.	$364	$354	$774	$729

Earnings per share
Basic	$0.54	$0.52	$1.14	$1.08
Diluted	$0.53	$0.51	$1.12	$1.06

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Cash Flows

(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Operating Activities
Net income attributable to Johnson Controls, Inc.	$364	$354	$774	$729
Income attributable to noncontrolling interests	38	31	73	59

Net income	402	385	847	788
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	189	173	371	331
Amortization of intangibles	11	12	25	23
Equity in earnings of partially-owned affiliates, net of dividends received	(59)	(51)	(161)	(73)
Deferred income taxes	(34)	—	26	—
Impairment charges	14	—	14	—
Gain on divestitures—net	(35)	—	(35)	—
Fair value adjustment of equity investment	(12)	—	(12)	—
Equity-based compensation	16	14	35	36
Other	23	4	41	—
Changes in assets and liabilities, excluding acquisitions and divestitures
Receivables	(277)	(562)	(71)	(515)
Inventories	(74)	(200)	(69)	(299)
Other assets	(9)	(87)	(195)	(137)
Accounts payable and accrued liabilities	167	366	(479)	56
Accrued income taxes	(79)	(18)	(191)	(81)

Cash provided by operating activities	243	36	146	129

Investing Activities
Capital expenditures	(448)	(275)	(986)	(535)
Sale of property, plant and equipment	3	7	6	18
Acquisition of businesses, net of cash acquired	(19)	(534)	(30)	(629)
Business divestitures	91	—	91	—
Settlement of cross-currency interest rate swaps	(9)	—	(19)	—
Changes in long-term investments	2	(38)	(98)	(50)
Warrant redemption	—	—	25	—

Cash used by investing activities	(380)	(840)	(1,011)	(1,196)

Financing Activities
Increase (decrease) in short-term debt—net	186	(89)	(98)	13
Increase in long-term debt	136	1,732	1,235	1,735
Repayment of long-term debt	(9)	(667)	(16)	(759)
Stock repurchases	(33)	—	(33)	—
Payment of cash dividends	(123)	(109)	(232)	(196)
Proceeds from the exercise of stock options	16	24	21	85
Settlement of interest rate swaps	—	—	—	24
Cash paid to acquire a noncontrolling interest	(9)	—	(19)	—
Other	(8)	(3)	(21)	(8)

Cash provided by financing activities	156	888	837	894

Effect of exchange rate changes on cash and cash equivalents	(20)	(4)	11	14

Increase (decrease) in cash and cash equivalents	(1)	80	(17)	(159)
Cash and cash equivalents at beginning of period	241	321	257	560

Cash and cash equivalents at end of period	$240	$401	$240	$401

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the three and six month periods ended March 31, 2012 are not necessarily indicative of results for the Company’s 2012 fiscal year because of seasonal and other factors.

Certain amounts as of March 31, 2011 have been revised to conform to the current year’s presentation. Recoverable customer engineering expenditures are included in the changes in other assets line within the operating activities section of the consolidated statements of cash flows. In prior years, these cash flows were included in the investing activities section. Also, the long-term portion of pension liabilities is now reclassified into the pension, postretirement health and other benefits line within the long-term liabilities section of the condensed consolidated statements of financial position. In prior years, these liabilities were included in the other noncurrent liabilities line.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting period ended March 31, 2012 and two VIEs for the reporting periods ended September 30, 2011 and March 31, 2011, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

to the Company’s power pertaining to decisions over significant activities of the entity. As such, the VIE has been consolidated within the Company’s condensed consolidated statement of financial position. The impact of the consolidation of the entity on the Company’s consolidated statements of income for the three and six month periods ended March 31, 2012 was not material. The VIE is named as a co-obligor under a third party debt agreement of $135 million, maturing in fiscal 2019, in which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $101 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the power solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s condensed consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	March 31, 2012	September 30, 2011	March 31, 2011
Current assets	$218	$207	$227
Noncurrent assets	168	55	62

Total assets	$386	$262	$289

Current liabilities	$151	$144	$175
Noncurrent liabilities	41	—	—

Total liabilities	$192	$144	$175

Nonconsolidated VIEs

During the three month period ended June 30, 2011, the Company acquired a 40% interest in an equity method investee. The investee produces and sells lead-acid batteries of which the Company will both purchase and supply certain batteries to complement each investment partners’ portfolio. Commencing on the third anniversary of the closing date, the Company has a contractual right to purchase the remaining 60% equity interest in the investee (the “call option”). If the Company does not exercise the call option on or before the fifth anniversary of the closing date, for a period of six months thereafter the Company is subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price is fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company has determined that the investee is a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company is not the primary beneficiary as the Company does not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the condensed consolidated statements of financial position at March 31, 2012 and September 30, 2011 was $52 million and $49 million, respectively, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE are immaterial and represent normal course of business trade receivables and payables for all presented periods.

As mentioned previously within the “Consolidated VIEs” section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss, which included the partially-owned affiliate investment balance and a note receivable, approximated $43 million and $42 million at September 30, 2011 and March 31, 2011, respectively. The Company’s maximum exposure to loss at March 31, 2012 includes the partially-owned affiliate investment balance of $39 million as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the “Consolidated VIEs” section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and was effective for the Company beginning in the second quarter of fiscal 2012 (January 1, 2012). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to Note

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

14, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for disclosures surrounding the Company’s fair value measurements.

3.	Acquisitions and Divestitures

In the first six months of fiscal 2012, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $38 million, all of which was paid in the six months ended March 31, 2012. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $71 million. The purchase price allocation may be subsequently adjusted to reflect final valuation studies. As a result of two of the acquisitions, which increased the Company’s ownership from a noncontrolling to controlling interest, the Company recorded a non-cash gain of $12 million, of which $9 million was recorded within power solutions equity income and $3 million was recorded in automotive experience Europe equity income, to adjust the Company’s existing equity investments in the partially-owned affiliates to fair value.

In the first six months of fiscal 2012, the Company adjusted the purchase price allocation of certain fiscal 2011 acquisitions. The adjustments were as a result of a true-up to the purchase price in the amount of $8 million, for which the cash was received in the first quarter of fiscal 2012. Also, in connection with these acquisitions, the Company recorded a reduction in goodwill of $1 million in fiscal 2012 related to the purchase price allocations. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

In the second quarter of fiscal 2012, the Company completed two divestitures for a combined sales price of $91 million, all of which was received in the three months ended March 31, 2012. The divestitures in the aggregate were not material to the Company’s consolidated financial statements. In connection with the divestitures, the Company recorded a gain, net of transaction costs, of $35 million and reduced goodwill by $29 million in the building efficiency business.

During the second quarter of fiscal 2011, the Company completed its acquisition of the C. Rob. Hammerstein Group (Hammerstein), a leading global supplier of high-quality metal seat structures, components and mechanisms based in Solingen, Germany. The total purchase price, net of cash acquired, was approximately $529 million, of which $521 million was paid during the three months ended March 31, 2011. In connection with the Hammerstein acquisition, the Company recorded goodwill of $200 million primarily in the automotive experience Europe segment.

In the first six months of fiscal 2011, the Company completed three additional acquisitions for a combined purchase price, net of cash acquired, of $80 million, of which $108 million was paid in the six months ended March 31, 2011 prior to purchase price true-ups from the seller. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $73 million, of which $14 million was recorded in fiscal 2012.

There were no business divestitures for the six months ended March 31, 2011.

4.	Percentage-of-Completion Contracts

The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $848 million, $773 million and $738 million at March 31, 2012, September 30, 2011 and March 31, 2011, respectively. Amounts included within other current liabilities were $736 million, $730 million and $747 million at March 31, 2012, September 30, 2011 and March 31, 2011, respectively.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

5.	Inventories

Inventories consisted of the following (in millions):

	March 31,	September 30,	March 31,
	2012	2011	2011
Raw materials and supplies	$1,175	$1,136	$1,100
Work-in-process	457	434	332
Finished goods	863	867	941

FIFO inventories	2,495	2,437	2,373
LIFO reserve	(121)	(121)	(134)

Inventories	$2,374	$2,316	$2,239

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the six month period ended September 30, 2011 and the six month period ended March 31, 2012 were as follows (in millions):

				Currency
	March 31,	Business	Business	Translation	September 30,
	2011	Acquisitions	Divestitures	and Other	2011
Building efficiency
North America systems	$519	$—	$—	$—	$519
North America service	676	33	—	1	710
Global workplace solutions	184	—	—	—	184
Asia	385	—	—	6	391
Other	1,108	—	—	(43)	1,065
Automotive experience
North America	1,382	—	—	(3)	1,379
Europe	1,388	166	—	(51)	1,503
Asia	236	16	—	9	261
Power solutions	929	93	—	(18)	1,004

Total	$6,807	$308	$—	$(99)	$7,016

				Currency
	September 30,	Business	Business	Translation	March 31,
	2011	Acquisitions	Divestitures	and Other	2012
Building efficiency
North America systems	$519	$—	$—	$1	$520
North America service	710	—	(2)	—	708
Global workplace solutions	184	—	—	2	186
Asia	391	—	—	—	391
Other	1,065	—	(27)	(4)	1,034
Automotive experience
North America	1,379	2	—	—	1,381
Europe	1,503	9	—	(28)	1,484
Asia	261	2	—	(2)	261
Power solutions	1,004	71	—	—	1,075

Total	$7,016	$84	$(29)	$(31)	$7,040

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The Company’s other intangible assets, primarily from business acquisitions, were valued based on independent appraisals and consisted of (in millions):

	March 31, 2012			September 30, 2011			March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$193	$(107)	$86	$298	$(209)	$89	$285	$(208)	$77
Customer relationships	511	(101)	410	487	(91)	396	446	(79)	367
Miscellaneous	194	(39)	155	184	(38)	146	106	(35)	71

Total amortized intangible assets	898	(247)	651	969	(338)	631	837	(322)	515
Unamortized intangible assets
Trademarks	315	—	315	314	—	314	317	—	317

Total intangible assets	$1,213	$(247)	$966	$1,283	$(338)	$945	$1,154	$(322)	$832

Amortization of other intangible assets for the three month periods ended March 31, 2012 and 2011 was $11 million and $12 million, respectively. Amortization of other intangible assets for the six month periods ended March 31, 2012 and 2011 was $25 million and $23 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2013, 2014, 2015, 2016 and 2017 will be approximately $59 million, $57 million, $54 million, $48 million and $47 million per year, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended March 31, 2012 and 2011 were as follows (in millions):

	Six Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$301	$337
Accruals for warranties issued during the period	97	107
Accruals from acquisitions and divestitures	(1)	—
Accruals related to pre-existing warranties (including changes in estimates)	(17)	(6)
Settlements made (in cash or in kind) during the period	(84)	(110)
Currency translation	(1)	1

Balance at end of period	$295	$329

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

8.	Income Taxes

The Company’s income tax provision for the three and six months ended March 31, 2012 and 2011 is as follows (in millions):

	000000	000000	000000	000000
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Federal, state and foreign income tax expense at annual effective rate	$94	$90	$198	$185

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2012, the Company’s estimated annual effective income tax rate from continuing operations is 19%, consistent with the prior year rate of 19%.

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

It is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net adjustment to tax expense of up to $50 million.

Uncertain Tax Positions

At September 30, 2011, the Company had gross tax effected unrecognized tax benefits of $1,357 million of which $1,164 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2011 was approximately $77 million (net of tax benefit). The net change in interest and penalties during the six months ended March 31, 2012 was $9 million, and for the same period in fiscal 2011 was $17 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

Tax	Statute of
Jurisdiction	Limitations
Austria	5 years
Belgium	3 years
Brazil	5 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Poland	5 years
Spain	4 years
United Kingdom	4 years
United States—Federal	3 years
United States—State	3 to 5 years

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

It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $50 million adjustment to tax expense.

Impacts of Tax Legislation

During the six month period ended March 31, 2012, tax legislation was adopted in Japan which reduces its income tax rate by 5%, the effect of which is not material to the Company’s consolidated financial statements. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

These law changes will not have a material impact on the Company’s consolidated financial statements. Other tax legislation was adopted in various jurisdictions during the six months ended March 31, 2012. These changes will not have a material impact on the Company’s consolidated financial statements.

9.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with ASC 715, “Compensation – Retirement Benefits” (in millions):

	000000	000000	000000	000000
	U.S. Pension Plans
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Service cost	$17	$17	$34	$33
Interest cost	37	36	75	72
Expected return on plan assets	(56)	(52)	(112)	(104)
Amortization of net actuarial loss	21	14	42	28
Amortization of prior service cost	1	—	1	—

Net periodic benefit cost	$20	$15	$40	$29

	Non-U.S. Pension Plans
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Service cost	$8	$8	$17	$17
Interest cost	18	17	36	34
Expected return on plan assets	(18)	(20)	(37)	(38)
Amortization of net actuarial loss	4	2	9	6
Amortization of prior service cost (credit)	(1)	1	(1)	1
Curtailment gain	—	(6)	—	(19)

Net periodic benefit cost	$11	$2	$24	$1

	Postretirement Health and Other Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Service cost	$1	$1	$2	$2
Interest cost	4	4	7	7
Expected return on plan assets	(3)	—	(6)	—
Amortization of net actuarial loss	1	—	1	1
Amortization of prior service credit	(5)	(5)	(9)	(9)

Net periodic benefit cost (credit)	$(2)	$—	$(5)	$1

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

10.	Debt and Financing Arrangements

During the quarter ended March 31, 2012, the Company remarketed $46 million aggregate principal amount of 11.5% subordinated notes due in fiscal 2042, on behalf of holders of Corporate Units and holders of separate notes, by issuing $46 million aggregate principal amount of 2.355% senior notes due on March 31, 2017.

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

During the quarter ended December 31, 2011, the Company entered into two committed, one-year revolving credit facilities totaling $135 million in aggregate. There have been no draws on either facility during fiscal 2012.

During the quarter ended December 31, 2011, the Company entered into a five-year, 75 million euro, floating rate credit facility scheduled to mature in fiscal 2017. The Company drew on the credit facility during the quarter ended March 31, 2012. Proceeds from the facility were used for general corporate purposes.

During the quarter ended March 31, 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in February 2015. The facility is used to support the Company’s outstanding commercial paper. There were no draws on the facility in fiscal 2012 or 2011.

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

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

11.	Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to capital in excess of par value when the award generates a tax deduction. If there would be a shortfall resulting in a charge to capital in excess of par value, such an amount would be a reduction of the proceeds.

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	000000	000000	000000	000000
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Income Available to Common Shareholders
Basic income available to common shareholders	$364	$354	$774	$729
Interest expense, net of tax	—	1	1	2

Diluted income available to common shareholders	$364	$355	$775	$731

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	680.0	677.3	679.9	676.3
Effect of dilutive securities:
Stock options	6.2	9.2	5.9	8.6
Equity units	3.7	4.5	3.7	4.5
Convertible senior notes	—	—	—	—

Diluted weighted average shares outstanding	689.9	691.0	689.5	689.4

Antidilutive Securities
Options to purchase common shares	0.6	—	0.6	—

During the three months ended March 31, 2012 and 2011, the Company declared a dividend of $0.18 and $0.16, respectively, per common share. During the six months ended March 31, 2012 and 2011, the Company declared two quarterly dividends totaling $0.36 and $0.32, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

12.	Equity and Noncontrolling Interests

The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
Beginning balance, December 31	$11,137	$141	$11,278	$10,431	$117	$10,548
Total comprehensive income:
Net income	364	13	377	354	16	370
Foreign currency translation adjustments	175	(2)	173	199	—	199
Realized and unrealized gains (losses) on derivatives	19	—	19	(3)	—	(3)
Unrealized gains on marketable common stock	11	—	11	2	—	2
Employee retirement plans	12	—	12	63	—	63

Other comprehensive income (loss)	217	(2)	215	261	—	261

Comprehensive income	581	11	592	615	16	631

Other changes in equity:
Cash dividends—common stock	(123)	—	(123)	(109)	—	(109)
Dividends attributable to noncontrolling interests	—	(6)	(6)	—	(3)	(3)
Redemption value adjustment attributable to redeemable noncontrolling interests	6	—	6	1	—	1
Repurchases of common stock	(33)	—	(33)	—	—	—
Other, including options exercised	27	4	31	38	—	38

Ending balance, March 31	$11,595	$150	$11,745	$10,976	$130	$11,106

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

	Six Months Ended March 31, 2012			Six Months Ended March 31, 2011
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
Beginning balance, September 30	$11,042	$138	$11,180	$10,071	$106	$10,177
Total comprehensive income:
Net income	774	28	802	729	31	760
Foreign currency translation adjustments	(53)	(1)	(54)	170	1	171
Realized and unrealized gains on derivatives	29	—	29	2	—	2
Unrealized gains on marketable common stock	8	—	8	7	—	7
Employee retirement plans	29	—	29	71	—	71

Other comprehensive income (loss)	13	(1)	12	250	1	251

Comprehensive income	787	27	814	979	32	1,011

Other changes in equity:
Cash dividends—common stock	(246)	—	(246)	(217)	—	(217)
Dividends attributable to noncontrolling interests	—	(15)	(15)	—	(8)	(8)
Redemption value adjustment attributable to redeemable noncontrolling interests	1	—	1	5	—	5
Repurchases of common stock	(33)	—	(33)	—	—	—
Other, including options exercised	44	—	44	138	—	138

Ending balance, March 31	$11,595	$150	$11,745	$10,976	$130	$11,106

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Beginning balance, December 31	$282	$204
Net income	25	15
Foreign currency translation adjustments	1	5
Dividends	(1)	—
Redemption value adjustment	(6)	(1)
Change in noncontrolling interest share	17	—

Ending balance, March 31	$318	$223

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011
Beginning balance, September 30	$260	$196
Net income	45	28
Foreign currency translation adjustments	—	4
Dividends	(9)	—
Redemption value adjustment	(1)	(5)
Change in noncontrolling interest share	23	—

Ending balance, March 31	$318	$223

13.	Derivative Instruments and Hedging Activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 14, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2012, September 30, 2011 and March 31, 2011, the Company had three cross currency interest rate swaps outstanding totaling 20 billion yen.

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

		Volume Outstanding as of
Commodity	Units	March 31, 2012	September 30, 2011	March 31, 2011
Copper	Pounds	10,413,000	18,760,000	13,150,000
Lead	Metric Tons	23,775	25,600	20,829
Aluminum	Metric Tons	2,265	5,398	2,347
Tin	Metric Tons	—	260	—

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. The Company had hedged approximately 4.3 million shares of its common stock as of March 31, 2012, September 30, 2011 and March 31, 2011.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% bond maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% bond maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% bond maturing March 1, 2014. These eight interest rate swaps were outstanding as of March 31, 2012, September 30, 2011 and March 31, 2011.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31,	September 30,	March 31,	March 31,	September 30,	March 31,
	2012	2011	2011	2012	2011	2011
Other current assets
Foreign currency exchange derivatives	$13	$28	$14	$12	$18	$1
Commodity derivatives	1	—	14	—	—	—
Cross-currency interest rate swaps	16	—	—	—	—	—
Other noncurrent assets
Interest rate swaps	9	15	4	—	—	—
Equity swap	—	—	—	138	112	177
Foreign currency exchange derivatives	—	11	1	—	16	1

Total assets	$39	$54	$33	$150	$146	$179

Other current liabilities
Foreign currency exchange derivatives	$21	$49	$10	$10	$21	$2
Cross-currency interest rate swaps	—	20	1	—	—	—
Commodity derivatives	4	32	—	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	100	—	—	—	—	—
Long-term debt
Fixed rate debt swapped to floating	759	865	853	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	—	19	1	—	11	1
Interest rate swaps	—	—	1	—	—	—

Total liabilities	$884	$985	$866	$10	$32	$3

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The following table presents the location and amount of gains and losses gross of tax on derivative instruments and related hedge items included in the Company’s consolidated statements of income for the three and six months ended March 31, 2012 and 2011 and amounts recorded in AOCI net of tax or cumulative translation adjustment (CTA) net of tax in the condensed consolidated statements of financial position (in millions):

	As of	Three Months Ended		Three Months Ended
	March 31, 2012	March 31, 2012		March 31, 2012
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign currency exchange derivatives	$(4)	Cost of sales	$(4)	Cost of sales	$—
Commodity derivatives	(2)	Cost of sales	(3)	Cost of sales	—
Forward treasury locks	8	Net financing charges	1	Net financing charges	—

Total	$2		$(6)		$—

		Six Months Ended		Six Months Ended
		March 31, 2012		March 31, 2012
Derivatives in ASC 815 Cash Flow Hedging Relationships		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign currency exchange derivatives		Cost of sales	$(10)	Cost of sales	$—
Commodity derivatives		Cost of sales	(16)	Cost of sales	—
Forward treasury locks		Net financing charges	1	Net financing charges	—

Total			$(25)		$—

As of
September 30, 2011
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
Foreign currency exchange derivatives	$(16)
Commodity derivatives	(20)
Forward treasury locks	9

Total	$(27)

	As of	Three Months Ended		Three Months Ended
	March 31, 2011	March 31, 2011		March 31, 2011
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign currency exchange derivatives	$2	Cost of sales	$3	Cost of sales	$—
Commodity derivatives	11	Cost of sales	7	Cost of sales	—
Forward treasury locks	9	Net financing charges	—	Net financing charges	—

Total	$22		$10		$—

		Six Months Ended		Six Months Ended
		March 31, 2011		March 31, 2011
Derivatives in ASC 815 Cash Flow Hedging Relationships		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign currency exchange derivatives		Cost of sales	$4	Cost of sales	$—
Commodity derivatives		Cost of sales	19	Cost of sales	—
Forward treasury locks		Net financing charges	1	Net financing charges	—

Total			$24		$—

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

	As of	As of	As of
	March 31, 2012	September 30, 2011	March 31, 2011
Hedging Activities in ASC 815 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in CTA on Outstanding Derivatives (Effective Portion)	Amount of Gain (Loss) Recognized in CTA on Outstanding Derivatives (Effective Portion)	Amount of Gain (Loss) Recognized in CTA on Outstanding Derivatives (Effective Portion)
Net investment hedges	$10	$(12)	$(1)

Total	$10	$(12)	$(1)

For the three and six months ended March 31, 2012 and 2011, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

		Three Months Ended	Six Months Ended
		March 31, 2012	March 31, 2012
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate swap	Net financing charges	$2	$(6)
Fixed rate debt swapped to floating	Net financing charges	(2)	6

Total		$—	$—

		Three Months Ended	Six Months Ended
		March 31, 2011	March 31, 2011
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate swap	Net financing charges	$2	$2
Fixed rate debt swapped to floating	Net financing charges	(3)	(3)

Total		$(1)	$(1)

		Three Months Ended	Six Months Ended
		March 31, 2012	March 31, 2012
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Foreign currency exchange derivatives	Cost of sales	$—	$23
Foreign currency exchange derivatives	Net financing charges	(1)	(30)
Foreign currency exchange derivatives	Provision for income tax	(4)	—
Equity swap	Selling, general and administrative expenses	5	26

Total		$—	$19

		Three Months Ended	Six Months Ended
		March 31, 2011	March 31, 2011
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Foreign currency exchange derivatives	Cost of sales	$47	$10
Foreign currency exchange derivatives	Net financing charges	(35)	(2)
Equity swap	Selling, general and administrative expenses	15	42

Total		$27	$50

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

14.	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2012, September 30, 2011 and March 31, 2011 (in millions):

	Fair Value Measurements Using:
	Total as of	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$25	$25	$—	$—
Commodity derivatives	1	—	1	—
Cross-currency interest rate swaps	16	—	16	—
Other noncurrent assets
Interest rate swaps	9	—	9	—
Investments in marketable common stock	37	37	—	—
Equity swap	138	138	—	—

Total assets	$226	$200	$26	$—

Other current liabilities
Foreign currency exchange derivatives	$31	$31	$—	$—
Commodity derivatives	4	—	4	—
Current portion of long-term debt
Fixed rate debt swapped to floating	100	—	100	—
Long-term debt
Fixed rate debt swapped to floating	759	—	759	—

Total liabilities	$894	$31	$863	$—

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

	Fair Value Measurements Using:
	Total as of	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Other current assets
Foreign currency exchange derivatives	$15	$15	$—	$—
Commodity derivatives	14	—	14	—
Other noncurrent assets
Interest rate swaps	4	—	4	—
Investments in marketable common stock	38	38	—	—
Equity swap	177	177	—	—
Foreign currency exchange derivatives	2	2	—	—

Total assets	$250	$232	$18	$—

Other current liabilities
Foreign currency exchange derivatives	12	12	—	—
Cross-currency interest rate swaps	1	—	1	—
Long-term debt
Fixed rate debt swapped to floating	853	—	853	—
Other noncurrent liabilities
Interest rate swaps	1	—	1	—
Foreign currency exchange derivatives	2	2	—	—

Total liabilities	$869	$14	$855	$—

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2012, September 30, 2011 and March 31, 2011. The fair value of foreign currency exchange derivatives that are designated as fair value hedges under ASC 815, as well as those not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to commodity price changes at March 31, 2012, September 30, 2011 and March 31, 2011.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.80% bond maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% bond maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% bond maturing March 1, 2014. These eight interest rates swaps were outstanding as of March 31, 2012, September 30, 2011 and March 31, 2011.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. As of March 31, 2012, September 30, 2011 and March 31, 2011, the Company recorded unrealized gains of $14 million, $9 million and $12 million, respectively, in accumulated other comprehensive income. The Company also recorded unrealized losses of $3 million in accumulated other comprehensive income on these investments as of September 30, 2011 and no unrealized losses as of March 31, 2012 and 2011. For the quarter ended March 31, 2012, the Company recorded an impairment charge related to an investment in marketable common stock due to the investee’s bankruptcy announcement in March 2012. As a result, the Company recorded a $14 million impairment charge within selling, general, and administrative expenses in the power solutions segment. The impairment reduced the investment to zero and was measured under a market approach using the publicized share price. The inputs utilized in the analysis are classified as Level 1 inputs within the fair value hierarchy as defined in ASC 820.

Equity swaps – The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2012, September 30, 2011 and March 31, 2011, the Company had three cross currency interest rate swaps outstanding, totaling 20 billion yen.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.2 billion, $4.9 billion and $4.7 billion at March 31, 2012, September 30, 2011 and March 31, 2011, respectively, was determined using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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

At March 31, 2012, the Company recorded an impairment charge related to an equity investment. Refer to Note 14, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for additional information. The Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets at March 31, 2012 and 2011.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

16.	Segment Information

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

March 31, 2012

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

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Building efficiency
North America systems	$580	$546	$1,132	$1,078
North America service	504	525	1,018	1,038
Global workplace solutions	1,076	1,017	2,162	2,007
Asia	458	417	931	836
Other	938	1,010	1,855	1,953

	3,556	3,515	7,098	6,912

Automotive experience
North America	2,247	2,011	4,234	3,745
Europe	2,724	2,626	5,325	4,893
Asia	625	587	1,298	1,171

	5,596	5,224	10,857	9,809

Power solutions	1,413	1,405	3,027	2,960

Total net sales	$10,565	$10,144	$20,982	$19,681

	Segment Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Building efficiency
North America systems	$59	$54	$109	$103
North America service	12	16	27	34
Global workplace solutions	3	1	10	10
Asia	51	42	112	109
Other	26	19	26	15

	151	132	284	271

Automotive experience
North America	116	145	186	261
Europe	30	16	51	16
Asia	81	50	184	111

	227	211	421	388

Power solutions	181	178	452	395

Total segment income	$559	$521	$1,157	$1,054

Net financing charges	(63)	(46)	(112)	(81)

Income before income taxes	$496	$475	$1,045	$973

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

17.	Commitments and Contingencies

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $26 million, $30 million and $45 million at March 31, 2012, September 30, 2011 and March 31, 2011, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At March 31, 2012, September 30, 2011 and March 31, 2011, the Company recorded conditional asset retirement obligations of $84 million, $91 million and $90 million, respectively.

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

We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of income and the consolidated statements of cash flows for the three-month and six-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 22, 2011 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of September 30, 2011 is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

May 3, 2012

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

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “guidance” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Johnson Controls is a global diversified technology and industrial leader serving customers in more than 150 countries. The Company creates quality products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advanced batteries for hybrid and electric vehicles; and interior systems for automobiles.

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, we acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. We entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, we acquired York International, a global supplier of heating, ventilating, air-conditioning, and refrigeration equipment and services.

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

The following information should be read in conjunction with the September 30, 2011 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company’s 2011 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended March 31, 2012 compared to the three months ended March 31, 2011, while references to “Year-to-Date” refer to the six months ended March 31, 2012 compared to the six months ended March 31, 2011.

Outlook

On April 20, 2012, the Company stated that it expects its fiscal 2012 third quarter earnings per diluted share to increase approximately 20% from the prior year third quarter and its fiscal 2012 fourth quarter earnings per diluted share to increase approximately 25% from the prior year fourth quarter, thereby resulting in full year earnings per diluted share within the previously provided full year guidance of $2.70—$2.85 per diluted share.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at March 31, 2012 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2012 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of March 31, 2012. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans—Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2012, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.1 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s significant debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2012, the Company believes the long-term rate of return will approximate 8.50%, 5.25% and 6.30% for U.S. pension, non-U.S. pension, and postretirement health and other benefit plans, respectively. Any differences between actual results and the expected long-term asset returns will be reflected in other comprehensive income and amortized to expense in future years. During the first six months of fiscal 2012, the Company has made approximately $304 million and $60 million in total defined benefit pension and postretirement health contributions, respectively. In total, the Company expects to contribute approximately $350 million and $60 million in cash to its defined benefit pension and postretirement health plans, respectively, in fiscal 2012.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges.

Summary

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2012	2011	Change	2012	2011	Change
Net sales	$10,565	$10,144	4%	$20,982	$19,681	7%
Segment income	559	521	7%	1,157	1,054	10%

Three Months:

•

The $421 million increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($481 million) as a result of increased industry production levels by our major OEM customers and incremental sales due to prior year business acquisitions; higher sales in the building efficiency business ($70 million) as a result of increased sales volumes primarily in the global workplace solutions, North America systems and Asia segments; and higher sales in the power solutions business ($36 million) as a result of favorable price/product mix and increased sales volumes; partially offset by the unfavorable impact of foreign currency translation ($166 million).

•

The $38 million increase in segment income was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses; favorable pricing and product mix including lead and other purchasing costs in the power solutions segment; lower purchasing costs in the automotive experience business; a gain on business divestiture net of transaction costs in the building efficiency other segment; prior year costs related to business acquisitions in the automotive experience Europe segment; prior year negative impact of the earthquake in Japan and related events; and incremental operating income of prior year acquisitions in the automotive experience business; partially offset by higher overall selling, general and administrative expenses including a prior year legal settlement award; net unfavorable commercial settlements and pricing in the automotive experience business; higher operating costs in the automotive experience and power solutions businesses; restructuring costs in the building efficiency and automotive experience businesses; an impairment of an equity investment in the power solutions business; and the unfavorable impact of foreign currency translation ($4 million).

Year-to-Date:

•

The $1.3 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($1.2 billion) as a result of increased industry production levels by our major OEM customers and incremental sales due to prior year business acquisitions; higher sales in the building efficiency business ($215 million) as a result of increased sales volumes primarily in the global workplace solutions, Asia and North America systems segments; and higher sales in the power solutions business ($112 million) as a result of the favorable price/product mix and increased sales volumes; partially offset by the unfavorable impact of foreign currency translation ($216 million).

•

The $103 million increase in segment income was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses; favorable pricing and product mix including lead and other purchasing costs in the power solutions business; lower purchasing costs in the automotive experience business; a gain on business divestiture net of transaction costs in the building efficiency other segment; prior year costs related to business acquisitions in the automotive experience Europe segment; a gain on redemption of a warrant for an existing partially-owned affiliate in the power solutions business; prior year negative impact of the earthquake in Japan and related events; incremental operating income of prior year acquisitions in the automotive experience business; and higher equity income including an equity interest gain in the automotive experience Asia segment; partially offset by higher overall selling, general and administrative expenses including a prior year legal settlement award; net unfavorable commercial settlements and pricing in the automotive experience business; higher operating costs in the automotive experience and power solutions businesses; restructuring costs in the building efficiency and automotive experience businesses; an impairment of an equity investment in the power solutions business; and the unfavorable impact of foreign currency translation ($4 million).

Building Efficiency - Net Sales

	Net Sales Three Months Ended March 31,			Net Sales Six Months Ended March 31,
(in millions)	2012	2011	Change	2012	2011	Change
North America systems	$580	$546	6%	$1,132	$1,078	5%
North America service	504	525	-4%	1,018	1,038	-2%
Global workplace solutions	1,076	1,017	6%	2,162	2,007	8%
Asia	458	417	10%	931	836	11%
Other	938	1,010	-7%	1,855	1,953	-5%

	$3,556	$3,515	1%	$7,098	$6,912	3%

Three Months:

•

The increase in North America systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($35 million), partially offset by the unfavorable impact of foreign currency translation ($1 million).

•

The decrease in North America service was primarily due to a reduction in truck-based volumes ($20 million) and energy solutions volumes ($7 million), and the unfavorable impact of foreign currency translation ($1 million), partially offset by the incremental sales from a prior year business acquisition ($7 million).

•

The increase in global workplace solutions was primarily due to an increase in services to existing customers ($61 million) and new customers ($13 million), partially offset by the unfavorable impact of foreign currency translation ($15 million).

•

The increase in Asia was primarily due to higher volumes of equipment and controls systems ($18 million), higher service volumes ($12 million) and the favorable impact of foreign currency translation ($11 million).

•

The decrease in other was primarily due to lower volumes in unitary products in Latin America ($42 million) and North America ($32 million), and the unfavorable impact of foreign currency translation ($23 million), partially offset by higher volumes in Middle East ($14 million) and other business areas ($11 million).

Year-to-Date:

•

The increase in North America systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($55 million), partially offset by the unfavorable impact of foreign currency translation ($1 million).

•

The decrease in North America service was primarily due to a reduction in truck-based volumes ($43 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by incremental sales from a prior year business acquisition ($14 million) and higher volumes in energy solutions ($11 million).

•

The increase in global workplace solutions was primarily due to an increase in services to existing customers ($99 million) and new customers ($73 million), partially offset by the unfavorable impact of foreign currency translation ($17 million).

•

The increase in Asia was primarily due to higher volumes of equipment and controls systems ($41 million), higher service volumes ($29 million) and the favorable impact of foreign currency translation ($25 million).

•

The decrease in other was primarily due to lower volumes in unitary products in Latin America ($70 million) and North America ($66 million), and the unfavorable impact of foreign currency translation ($34 million), partially offset by higher volumes in Middle East ($42 million) and other business areas ($30 million).

Building Efficiency - Segment Income

	Segment Income Three Months Ended March 31,			Segment Income Six Months Ended March 31,
(in millions)	2012	2011	Change	2012	2011	Change
North America systems	$59	$54	9%	$109	$103	6%
North America service	12	16	-25%	27	34	-21%
Global workplace solutions	3	1	*	10	10	0%
Asia	51	42	21%	112	109	3%
Other	26	19	37%	26	15	73%

	$151	$132	14%	$284	$271	5%

* Measure not meaningful

Three Months:

•	The increase in North America systems was primarily due to higher volumes ($10 million) partially offset by unfavorable margin rates ($4 million) and restructuring costs ($1 million).

•

The decrease in North America service was primarily due to restructuring costs ($5 million), a loss on business divestiture ($3 million), lower volumes ($3 million) and unfavorable margin rates ($2 million), partially offset by lower selling, general and administrative costs ($9 million).

•

The increase in global workplace solutions was primarily due to higher volumes ($4 million) partially offset by higher selling, general and administrative expenses ($1 million) and restructuring costs ($1 million).

•	The increase in Asia was primarily due to higher volumes ($8 million) and the favorable impact of foreign currency translation ($2 million), partially offset by unfavorable margin rates ($1 million).

•

The increase in other was primarily due to a gain on business divestiture net of transaction costs ($38 million) and higher equity income ($3 million), partially offset by unfavorable margin rates ($11 million), lower volumes ($10 million), higher selling, general and administrative expenses ($8 million), restructuring costs ($4 million) and the unfavorable impact of foreign currency translation ($1 million).

Year-to-Date:

•	The increase in North America systems was primarily due to higher volumes ($15 million) partially offset by unfavorable margin rates ($8 million) and restructuring costs ($1 million).

•

The decrease in North America service was primarily due to restructuring costs ($5 million), a loss on business divestiture ($3 million) and lower volumes ($3 million), partially offset by favorable margin rates ($4 million).

•

Global workplace solutions was flat primarily due to higher volumes ($9 million) offset by unfavorable margin rates ($5 million), higher selling, general and administrative expenses ($3 million) and restructuring costs ($1 million).

•

The increase in Asia was primarily due to higher volumes ($17 million) and the favorable impact of foreign currency translation ($4 million), partially offset by higher selling, general and administrative expenses ($17 million) and unfavorable margin rates ($1 million).

•

The increase in other was primarily due to a gain on business divestiture net of transaction costs ($38 million) and higher equity income ($7 million), partially offset by unfavorable margin rates ($16 million), lower volumes ($13 million), restructuring costs ($4 million) and the unfavorable impact of foreign currency translation ($1 million).

Automotive Experience - Net Sales

	Net Sales Three Months Ended March 31,			Net Sales Six Months Ended March 31,
(in millions)	2012	2011	Change	2012	2011	Change
North America	$2,247	$2,011	12%	$4,234	$3,745	13%
Europe	2,724	2,626	4%	5,325	4,893	9%
Asia	625	587	6%	1,298	1,171	11%

	$5,596	$5,224	7%	$10,857	$9,809	11%

Three Months:

•

The increase in North America was primarily due to higher volumes to the Company’s major OEM customers ($217 million) and incremental sales due to prior year business acquisitions ($38 million), partially offset by net unfavorable pricing and commercial settlements ($19 million).

•

The increase in Europe was primarily due to incremental sales due to prior year business acquisitions ($183 million) and higher volumes ($70 million), partially offset by the unfavorable impact of foreign currency translation ($121 million), and net unfavorable pricing and commercial settlements ($34 million).

•

The increase in Asia was primarily due to the prior year negative impact of the Japan earthquake and related events ($48 million), incremental sales due to prior year business acquisitions ($27 million) and the favorable impact of foreign currency translation ($12 million), partially offset by lower volumes in China ($35 million), net unfavorable pricing ($8 million), and the negative impact of the flooding in Thailand and related events ($6 million).

Year-to-Date:

•

The increase in North America was primarily due to higher volumes to the Company’s major OEM customers ($423 million) and incremental sales due to prior year business acquisitions ($109 million), partially offset by net unfavorable pricing and commercial items ($43 million).

•

The increase in Europe was primarily due to incremental sales due to prior year business acquisitions ($466 million) and higher volumes ($170 million), partially offset by the unfavorable impact of foreign currency translation ($170 million), and net unfavorable pricing and commercial settlements ($34 million).

•

The increase in Asia was primarily due to incremental sales due to prior year business acquisitions ($62 million), the prior year negative impact of the Japan earthquake and related events ($48 million), the favorable impact of foreign currency translation ($28 million) and higher volumes ($27 million), partially offset by the negative impact of the flooding in Thailand and related events ($25 million), and net unfavorable pricing ($13 million).

Automotive Experience - Segment Income

	Segment Income Three Months Ended March 31,			Segment Income Six Months Ended March 31,
(in millions)	2012	2011	Change	2012	2011	Change
North America	$116	$145	-20%	$186	$261	-29%
Europe	30	16	88%	51	16	*
Asia	81	50	62%	184	111	66%

	$227	$211	8%	$421	$388	9%

* Measure not meaningful

Three Months:

•

The decrease in North America was primarily due to higher selling, general and administrative expenses including a prior year legal settlement award ($32 million), higher operating and metals launch costs ($22 million), net unfavorable commercial settlements and pricing ($20 million), restructuring costs ($5 million), higher engineering expenses ($3 million) and lower equity income ($2 million), partially offset by higher volumes ($36 million), lower purchasing costs ($18 million) and incremental operating income of prior year acquisitions ($1 million).

•

The increase in Europe was primarily due to prior year costs related to business acquisitions ($36 million), lower purchasing costs ($16 million), lower engineering expenses ($13 million), incremental operating income of prior year acquisitions ($7 million) and higher equity income ($4 million), partially offset by higher operating costs ($23 million), net unfavorable commercial settlements and pricing ($19 million), higher selling, general and administrative costs ($12 million), restructuring costs ($4 million) and the unfavorable impact of foreign currency translation ($4 million).

•

The increase in Asia was primarily due to the prior year negative impact of the earthquake in Japan and related events ($15 million), lower purchasing costs ($14 million), lower operating costs ($4 million), incremental operating income of prior year acquisitions ($4 million), lower selling, general and administrative expenses ($3 million) and the favorable impact of foreign currency translation ($2 million), partially offset by net unfavorable pricing and commercial settlements ($7 million), lower volumes in China ($2 million) and lower equity income ($2 million).

Year-to-Date:

•

The decrease in North America was primarily due to higher selling, general and administrative expenses ($60 million), higher operating and metals launch costs ($54 million), net unfavorable commercial settlements and pricing ($49 million), higher engineering expenses ($9 million), restructuring costs ($5 million) and lower equity income ($4 million), partially offset by higher volumes ($80 million), lower purchasing costs ($24 million) and incremental operating income of prior year acquisitions ($2 million).

•

The increase in Europe was primarily due to incremental operating income of prior year acquisitions ($42 million), prior year costs related to business acquisitions ($36 million), lower purchasing costs ($24 million), lower engineering expenses ($13 million) and higher equity income ($3 million), partially offset by higher operating costs ($32 million), net unfavorable commercial settlements and pricing ($21 million), higher selling, general and administrative costs ($20 million), the unfavorable impact of foreign currency translation ($6 million) and restructuring costs ($4 million).

•

The increase in Asia was primarily due to higher volumes ($21 million), lower purchasing costs ($19 million), higher equity income ($17 million) including an equity interest gain, the prior year negative impact of the earthquake in Japan and related events ($15 million), incremental operating income of prior year acquisitions ($10 million), the favorable impact of foreign currency translation ($4 million), lower operating costs ($2 million) and lower selling, general and administrative expenses ($1 million), partially offset by net unfavorable commercial settlements and pricing ($10 million), the negative impact of the flooding in Thailand and related events ($5 million) and higher engineering expenses ($1 million).

Power Solutions

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2012	2011	Change	2012	2011	Change
Net sales	$1,413	$1,405	1%	$3,027	$2,960	2%
Segment income	181	178	2%	452	395	14%

Three Months:

•

Net sales increased primarily due to favorable price/product mix ($45 million), higher sales volumes ($27 million) and incremental sales due to business acquisitions ($6 million), partially offset by the impact of lower lead costs on pricing ($42 million) and the unfavorable impact of foreign currency translation ($28 million).

•

Segment income increased primarily due to favorable pricing and product mix including lead and other purchasing costs ($54 million), a gain on acquisition of a partially-owned affiliate ($9 million), higher sales volumes ($5 million) and the favorable impact of business acquisitions ($5 million), partially offset by higher operating and transportation costs ($33 million), higher selling, general and administrative expenses ($17 million), an impairment of an equity investment ($14 million), lower equity income ($3 million) and the unfavorable impact of foreign currency translation ($3 million).

Year-to-Date:

•

Net sales increased primarily due to favorable price/product mix ($95 million), incremental sales due to business acquisitions ($21 million) and higher sales volumes ($16 million), partially offset by the unfavorable impact of foreign currency translation ($45 million) and the impact of lower lead costs on pricing ($20 million).

•

Segment income increased primarily due to favorable pricing and product mix including lead and other purchasing costs ($111 million), a gain on redemption of a warrant for an existing partially-owned affiliate ($25 million), business interruption insurance recovery net of related costs and lost profit on sales due to a continued plant shutdown in Asia ($13 million), a gain on acquisition of a partially-owned affiliate ($9 million) and higher sales volumes ($5 million), partially offset by higher operating and transportation costs ($39 million), higher selling, general and administrative costs ($36 million), an impairment of an equity investment ($14 million), the unfavorable impact of business acquisitions ($9 million), the unfavorable impact of foreign currency translation ($5 million) and lower equity income ($3 million).

Net Financing Charges

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2012	2011	Change	2012	2011	Change
Net financing charges	$63	$46	37%	$112	$81	38%

•	The increase in net financing charges for the three and six month periods ended March 31, 2012 was primarily due to higher debt levels in the current periods.

Provision for Income Taxes

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2012	2011	2012	2011
Tax provision	$94	$90	$198	$185
Effective tax rate	19%	19%	19%	19%

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

Income Attributable to Noncontrolling Interests

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2012	2011	Change	2012	2011	Change
Income attributable to noncontrolling interests	$38	$31	23%	$73	$59	24%

•

The increase in income attributable to noncontrolling interests for the three and six month periods ended March 31, 2012 was primarily due to higher earnings at our power solutions partially-owned affiliates.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in millions)	2012	2011	Change	2012	2011	Change
Net income attributable to Johnson Controls, Inc.	$364	$354	3%	$774	$729	6%

•

The increase in net income attributable to Johnson Controls, Inc. for the three months ended March 31, 2012 was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses; favorable pricing and product mix including lead and other purchasing costs in the power solutions segment; lower purchasing costs in the automotive experience business; a gain on business divestiture net of transaction costs in the building efficiency other segment; prior year costs related to business acquisitions in the automotive experience Europe segment; prior year negative impact of the earthquake in Japan and related events; and incremental operating income of prior year acquisitions in the automotive experience business; partially offset by higher overall selling, general and administrative expenses including a prior year legal settlement award; net unfavorable commercial settlements and pricing in the automotive experience business; higher operating costs in the automotive experience and power solutions businesses; restructuring costs in the building efficiency and automotive experience businesses; an impairment of an equity investment in the power solutions business; higher net financing charges and income attributable to noncontrolling interests; and the unfavorable impact of foreign currency translation.

•

The increase in net income attributable to Johnson Controls, Inc. for the six months ended March 31, 2012 was primarily due to higher volumes in the automotive experience, building efficiency and power solutions businesses; favorable pricing and product mix including lead and other purchasing costs in the power solutions business; lower purchasing costs in the automotive experience business; a gain on business divestiture net of transaction costs in the building efficiency other segment; prior year costs related to business acquisitions in the automotive experience Europe segment; a gain on redemption of a warrant for an existing partially-owned affiliate in the power solutions business; prior year negative impact of the earthquake in Japan and related events; incremental operating income of prior year acquisitions in the automotive experience business; and higher equity income including an equity interest gain in the automotive experience Asia segment; partially offset by higher overall selling, general and administrative expenses including a prior year legal settlement award; net unfavorable commercial settlements and pricing in the automotive experience business; higher operating costs in the automotive experience and power solutions businesses; restructuring costs in the building efficiency and automotive experience businesses; an impairment of an equity investment in the power solutions business; higher net financing charges, income attributable to noncontrolling interests and provision for income taxes; and the unfavorable impact of foreign currency translation.

Backlog

Building efficiency’s backlog relates to its control systems and service activity. At March 31, 2012, the unearned backlog was $5.3 billion, or a 3% increase compared to March 31, 2011. The Asia and North America systems backlog increased compared to prior year levels, while there was a decline in other and North America service.

Financial Condition

Working Capital

	March 31,	September 30,		March 31,
(in millions)	2012	2011	Change	2011	Change
Working capital	$2,245	$1,589	41%	$1,792	25%

Accounts receivable	7,402	7,151	4%	6,946	7%
Inventories	2,374	2,316	3%	2,239	6%
Accounts payable	6,313	6,159	3%	6,082	4%

•

The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, and the current portion of long-term debt. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•

The increase in working capital as compared to September 30, 2011 and March 31, 2011 was primarily due to higher accounts receivable based on timing of customer receipts and sales volumes, and higher inventory levels to support higher backlog levels, partially offset by higher accounts payable due to increased purchasing activity.

•

The Company’s days sales in accounts receivable for the three months ended March 31, 2012 were 55, compared to 52 and 54 for the comparable periods ended September 30, 2011 and March 31, 2011, respectively. The increase in accounts receivable compared to September 30, 2011 was primarily due to the timing of customer receipts. The increase in accounts receivable compared to March 31, 2011 was primarily due to higher sales volumes in the current quarter compared to the comparable prior quarter. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•

The Company’s inventory turns for the three months ended March 31, 2012 were lower than the comparable periods ended September 30, 2011 and March 31, 2011 primarily due to higher inventory production to meet higher backlog levels and inventory shipped to Asia to meet customer demand during a continued power solutions plant shutdown in Asia.

•

Days in accounts payable at March 31, 2012 were 72 days, an increase from 71 days at September 30, 2011 and 68 days at March 31, 2011. The increase was primarily due to the timing of supplier payments.

Cash Flows

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2012	2011	2012	2011
Cash provided by operating activities	$243	$36	$146	$129
Cash used by investing activities	(380)	(840)	(1,011)	(1,196)
Cash provided by financing activities	156	888	837	894
Capital expenditures	(448)	(275)	(986)	(535)

•

The increase in cash provided by operating activities for the three and six months ended March 31, 2012 was primarily due to favorable working capital changes in accounts receivable and inventories, and higher net income, partially offset by unfavorable working capital changes in accounts payable and accrued liabilities. For the six months ended March 31, 2012, the unfavorable working capital change in accounts payable and accrued liabilities was primarily due to higher pension and postretirement contributions.

•

The decrease in cash used by investing activities for the three and six months ended March 31, 2012 was primarily due to lower cash paid for acquisitions of businesses and current year divestitures, partially offset by higher capital expenditures.

•

The decrease in cash provided by financing activities for the three months ended March 31, 2012 was primarily due to a prior year $1.6 billion bond issuance partially offset by lower repayments of debt in the current period. The decrease in cash provided by financing activities for the six months ended March 31, 2012 was primarily due to a prior year $1.6 billion bond issuance partially offset by a $1.1 billion bond issuance and lower repayments of debt in the current six month period. Refer to Note 10, “Debt and Financing Arrangements,” of the notes to condensed consolidated financial statements for further discussion.

•

The increase in capital expenditures for the three and six months ended March 31, 2012 primarily relates to capacity increases and vertical integration efforts in the power solutions business, increased investments to support customer growth and enhance the Company’s strategic footprint primarily in Southeast Asia, and information technology infrastructure investments.

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

It is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net adjustment to tax expense of up to $50 million.

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

At March 31, 2012, the Company recorded an impairment charge related to one of its equity investments. Refer to Note 14, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for additional information. The Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets at March 31, 2012 and 2011.

Capitalization

	March 31,	September 30,		March 31,
(in millions)	2012	2011	Change	2011	Change
Short-term debt	$530	$596		$106
Current portion of long-term debt	148	17		53
Long-term debt	5,645	4,533		4,382

Total debt	6,323	5,146	23%	4,541	39%
Shareholders’ equity attributable to Johnson Controls, Inc.	11,595	11,042	5%	10,976	6%

Total capitalization	$17,918	$16,188	11%	$15,517	15%

Total debt as a % of total capitalization	35%	32%		29%

•

The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•

At March 31, 2012, September 30, 2011 and March 31, 2011, the Company had committed bilateral euro denominated revolving credit facilities totaling 223 million euro, 223 million euro and 300 million euro, respectively. Additionally, at March 31, 2012 and September 30, 2011, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $185 million and $50 million, respectively, and had no committed revolving credit facilities as of March 31, 2011. There were no draws on any of the revolving facilities for the respective periods. As of March 31, 2012, 123 million euro and $50 million is scheduled to expire in fiscal 2012, $135 million is scheduled to expire in fiscal 2013 and 100 million euro is scheduled to expire in fiscal 2014.

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

•

In February 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in

February 2015. The facility is used to support the Company’s outstanding commercial paper. There were no draws on the facility in fiscal 2012 or 2011.

•

In April 2011, a total of 157,820 Equity Units, which had a purchase contract settlement date of March 31, 2012 were early exercised. As a result, the Company issued 766,673 shares of Johnson Controls, Inc. common stock and approximately $8 million of 11.5% notes due 2042.

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

•

In December 2011, the Company entered into a five-year, 75 million euro, floating rate credit facility scheduled to mature in February 2017. The Company drew on the credit facility during the quarter ended March 31, 2012. Proceeds from the facility were used for general corporate purposes.

•

In March 2012, the Company remarketed $46 million aggregate principal amount of 11.5% subordinated notes due in fiscal 2042, on behalf of holders of Corporate Units and holders of separate notes, by issuing $46 million aggregate principal amount of 2.355% senior notes due on March 31, 2017.

•

The Company also selectively makes use of short-term credit lines. The Company estimates that, as of March 31, 2012, it could borrow up to $1.8 billion at its current debt ratings on committed credit lines.

•

The Company believes its capital resources and liquidity position at March 31, 2012 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities, and any potential acquisitions in fiscal 2012 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of March 31, 2012. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•

The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. The Company currently does not intend nor foresee a need to repatriate these funds. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short term investments and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by our operations domestically, we could elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of our earnings. The Company has borrowed funds domestically and continues to have the ability to borrow funds domestically at reasonable interest rates.

•

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2012, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.1 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s significant debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and was effective for the Company beginning in the second quarter of fiscal 2012 (January 1, 2012). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 14, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for disclosures surrounding the Company’s fair value measurements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (“ERP”) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended March  31, 2012.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $26 million, $30 million and $45 million at March 31, 2012, September 30, 2011 and March 31, 2011, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At March 31, 2012, September 30, 2011 and March 31, 2011, the Company recorded conditional asset retirement obligations of $84 million, $91 million and $90 million, respectively.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, as updated in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended March 31, 2012.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/12—1/31/12
Purchases by Company (1)	—	—	—	$102,394,713
2/1/12—2/29/12
Purchases by Company (1)	605,900	$33.28	605,900	$82,228,915
3/1/12—3/31/12
Purchases by Company (1)	399,595	$31.87	399,595	$69,494,586

1/1/12—1/31/12
Purchases by Citibank	—	—	—	NA
2/1/12—2/29/12
Purchases by Citibank	—	—	—	NA
3/1/12—3/31/12
Purchases by Citibank	—	—	—	NA

(1)	Repurchases of the Company’s common stock by the Company may be intended to partially offset dilution related to our stock option and restricted stock equity compensation plans.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 49 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: May 3, 2012	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and
Chief Financial Officer

JOHNSON CONTROLS, INC.

Form 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 3, 2012, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, filed herewith.