Form 10-Q
period 2012-06-30
JOHNSON CONTROLS INC
filed 2012-08-02
CIK 53669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(414) 524-1200

(Registrant's telephone number, including area code)

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2012
Common Stock: $0.01 7/18 par value per share	683,909,056

JOHNSON CONTROLS, INC.

FORM 10-Q

Report Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Johnson Controls, Inc.

Condensed Consolidated Statements of Financial Position

(in millions; unaudited)

	June 30, 2012	September 30, 2011	June 30, 2011
Assets
Cash and cash equivalents	$602	$257	$335
Accounts receivable—net	7,155	7,151	7,094
Inventories	2,362	2,316	2,451
Other current assets	2,447	2,291	2,678

Current assets	12,566	12,015	12,558

Property, plant and equipment—net	6,116	5,616	5,185
Goodwill	6,953	7,016	7,093
Other intangible assets—net	949	945	822
Investments in partially-owned affiliates	1,007	811	952
Other noncurrent assets	3,411	3,273	3,259

Total assets	$31,002	$29,676	$29,869

Liabilities and Equity
Short-term debt	$925	$596	$592
Current portion of long-term debt	110	17	65
Accounts payable	6,062	6,159	6,104
Accrued compensation and benefits	1,000	1,315	1,329
Other current liabilities	2,714	2,695	3,064

Current liabilities	10,811	10,782	11,154

Long-term debt	5,624	4,533	4,519
Pension, postretirement health and other benefits	744	1,102	625
Other noncurrent liabilities	1,866	1,819	1,863

Long-term liabilities	8,234	7,454	7,007

Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	214	260	229
Shareholders’ equity attributable to Johnson Controls, Inc.	11,596	11,042	11,361
Noncontrolling interests	147	138	118

Total equity	11,743	11,180	11,479

Total liabilities and equity	$31,002	$29,676	$29,869

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Income

(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales
Products and systems*	$8,464	$8,202	$25,293	$23,904
Services*	2,117	2,162	6,270	6,141

	10,581	10,364	31,563	30,045
Cost of sales
Products and systems*	7,289	6,954	21,753	20,455
Services*	1,755	1,860	5,192	5,152

	9,044	8,814	26,945	25,607

Gross profit	1,537	1,550	4,618	4,438
Selling, general and administrative expenses	(992)	(1,094)	(3,115)	(3,055)
Restructuring costs	(52)	—	(52)	—
Net financing charges	(59)	(43)	(171)	(124)
Equity income	70	56	269	183

Income before income taxes	504	469	1,549	1,442
Provision for income taxes	62	89	260	274

Net income	442	380	1,289	1,168
Income attributable to noncontrolling interests	25	23	98	82

Net income attributable to Johnson Controls, Inc.	$417	$357	$1,191	$1,086

Earnings per share
Basic	$0.61	$0.53	$1.75	$1.60
Diluted	$0.61	$0.52	$1.73	$1.58

*	Products and systems consist of automotive experience and power solutions products and systems and building efficiency installed systems. Services are building efficiency technical and global workplace solutions.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Cash Flows

(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Operating Activities
Net income attributable to Johnson Controls, Inc.	$417	$357	$1,191	$1,086
Income attributable to noncontrolling interests	25	23	98	82

Net income	442	380	1,289	1,168

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	190	180	561	511
Amortization of intangibles	17	13	42	36
Equity in earnings of partially-owned affiliates, net of dividends received	(45)	(7)	(206)	(80)
Deferred income taxes	33	(95)	59	(95)
Impairment charges	—	—	14	—
Gain on divestitures - net	—	—	(35)	—
Fair value adjustment of equity investment	—	—	(12)	—
Equity-based compensation	11	13	46	49
Other	20	14	61	14
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	16	99	(55)	(416)
Inventories	(61)	(133)	(130)	(432)
Other assets	(48)	(59)	(243)	(196)
Restructuring reserves	39	(14)	24	(83)
Accounts payable and accrued liabilities	71	(200)	(393)	(75)
Accrued income taxes	(66)	169	(257)	88

Cash provided by operating activities	619	360	765	489

Investing Activities
Capital expenditures	(447)	(365)	(1,433)	(900)
Sale of property, plant and equipment	6	18	12	36
Acquisition of businesses, net of cash acquired	—	(458)	(30)	(1,087)
Business divestitures	—	—	91	—
Settlement of cross-currency interest rate swaps	—	—	(19)	—
Changes in long-term investments	(6)	(78)	(104)	(128)
Warrant redemption	—	—	25	—

Cash used by investing activities	(447)	(883)	(1,458)	(2,079)

Financing Activities
Increase in short-term debt - net	403	486	305	499
Increase in long-term debt	18	94	1,253	1,829
Repayment of long-term debt	(14)	(5)	(30)	(764)
Stock repurchases	(9)	—	(42)	—
Payment of cash dividends	(122)	(108)	(354)	(304)
Proceeds from the exercise of stock options	7	10	28	95
Settlement of interest rate swaps	—	—	—	24
Cash paid to acquire noncontrolling interest	(96)	—	(115)	—
Other	(29)	(14)	(50)	(22)

Cash provided by financing activities	158	463	995	1,357

Effect of exchange rate changes on cash and cash equivalents	32	(6)	43	8

Increase (decrease) in cash and cash equivalents	362	(66)	345	(225)
Cash and cash equivalents at beginning of period	240	401	257	560

Cash and cash equivalents at end of period	$602	$335	$602	$335

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the three and nine month periods ended June 30, 2012 are not necessarily indicative of results for the Company's 2012 fiscal year because of seasonal and other factors.

Certain amounts as of June 30, 2011 have been revised to conform to the current year’s presentation. Recoverable customer engineering expenditures are included in the changes in other assets line within the operating activities section of the consolidated statements of cash flows. In prior years, these cash flows were included in the investing activities section. Also, the long-term portion of pension liabilities is now reclassified into the pension, postretirement health and other benefits line within the long-term liabilities section of the condensed consolidated statements of financial position. In prior years, these liabilities were included in the other noncurrent liabilities line.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting period ended June 30, 2012 and two VIEs for the reporting periods ended September 30, 2011 and June 30, 2011, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

to the Company’s power pertaining to decisions over significant activities of the entity. As such, the VIE has been consolidated within the Company’s condensed consolidated statements of financial position. The impact of the consolidation of the entity on the Company’s consolidated statements of income for the three and nine month periods ended June 30, 2012 was not material. The VIE is named as a co-obligor under a third party debt agreement of $135 million, maturing in fiscal 2019, in which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $101 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the power solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s condensed consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	June 30, 2012	September 30, 2011	June 30, 2011
Current assets	$212	$207	$179
Noncurrent assets	147	55	55

Total assets	$359	$262	$234

Current liabilities	$162	$144	$132
Noncurrent liabilities	25	—	—

Total liabilities	$187	$144	$132

Nonconsolidated VIEs

During the three month period ended June 30, 2011, the Company acquired a 40% interest in an equity method investee. The investee produces and sells lead-acid batteries of which the Company will both purchase and supply certain batteries to complement each investment partners’ portfolio. Commencing on the third anniversary of the closing date, the Company has a contractual right to purchase the remaining 60% equity interest in the investee (the “call option”). If the Company does not exercise the call option on or before the fifth anniversary of the closing date, for a period of six months thereafter the Company is subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price is fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company has determined that the investee is a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company is not the primary beneficiary as the Company does not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the condensed consolidated statements of financial position at June 30, 2012, September 30, 2011 and June 30, 2011 was $53 million, $49 million and $48 million, respectively, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE are immaterial and represent normal course of business trade receivables and payables for all presented periods.

As mentioned previously within the “Consolidated VIEs” section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss, which included the partially-owned affiliate investment balance and a note receivable, approximated $43 million at September 30, 2011 and June 30, 2011. The Company’s maximum exposure to loss at June 30, 2012 includes the partially-owned affiliate investment balance of $49 million as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the “Consolidated VIEs” section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

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

June 30, 2012

(unaudited)

15, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for disclosures surrounding the Company’s fair value measurements.

3.	Acquisitions and Divestitures

In the first nine months of fiscal 2012, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $38 million, all of which was paid in the nine months ended June 30, 2012. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $52 million. As a result of two of the acquisitions, each of which increased the Company’s ownership from a noncontrolling to controlling interest, the Company recorded an aggregate non-cash gain of $12 million, of which $9 million was recorded within power solutions equity income and $3 million was recorded in automotive experience Europe equity income, to adjust the Company’s existing equity investments in the partially-owned affiliates to fair value. Also, in the first nine months of fiscal 2012, the Company recorded an increase to goodwill of $6 million related to a purchase price allocation for a fiscal 2011 acquisition. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

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

During the third quarter of fiscal 2011, the Company completed its acquisition of Keiper/Recaro Automotive, a leader in recliner system technology with engineering and manufacturing expertise in metals and mechanisms for automobile seats, based in Kaiserslautern, Germany. The total purchase price, net of cash acquired, was approximately $442 million, of which $450 million was paid during the three months ended June 30, 2011 and $8 million was received in the three months ended December 31, 2011 as a result of a true-up to the purchase price. In connection with the Keiper/Recaro Automotive acquisition, the Company recorded goodwill of $171 million primarily in the automotive experience Europe segment, of which $45 million was recorded in fiscal 2012.

During the second quarter of fiscal 2011, the Company completed its acquisition of the C. Rob. Hammerstein Group (Hammerstein), a leading global supplier of high-quality metal seat structures, components and mechanisms based in Solingen, Germany. The total purchase price, net of cash acquired, was approximately $529 million, all of which was paid during the nine months ended June 30, 2011. In connection with the Hammerstein acquisition, the Company recorded goodwill of $200 million primarily in the automotive experience Europe segment, of which $7 million was recorded in fiscal 2012.

In the first nine months of fiscal 2011, the Company completed three additional acquisitions for a combined purchase price, net of cash acquired, of $80 million, of which $108 million was paid in the nine months ended June 30, 2011 prior to purchase price true-ups from the seller. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $73 million, of which $14 million was recorded in fiscal 2012.

There were no business divestitures for the nine months ended June 30, 2011.

4.	Percentage-of-Completion Contracts

The building efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable – net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the condensed consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $899 million, $773 million and $798 million at June 30, 2012, September 30, 2011 and June 30, 2011, respectively. Amounts

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

included within other current liabilities were $740 million, $730 million and $769 million at June 30, 2012, September 30, 2011 and June 30, 2011, respectively.

5.	Inventories

Inventories consisted of the following (in millions):

	June 30, 2012	September 30, 2011	June 30, 2011
Raw materials and supplies	$1,146	$1,136	$1,144
Work-in-process	454	434	428
Finished goods	883	867	1,013

FIFO inventories	2,483	2,437	2,585
LIFO reserve	(121)	(121)	(134)

Inventories	$2,362	$2,316	$2,451

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the three month period ended September 30, 2011 and the nine month period ended June 30, 2012 were as follows (in millions):

	June 30, 2011	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2011
Building efficiency
North America systems	$519	$—	$—	$—	$519
North America service	676	33	—	1	710
Global workplace solutions	184	—	—	—	184
Asia	391	—	—	—	391
Other	1,121	—	—	(56)	1,065
Automotive experience
North America	1,382	(2)	—	(1)	1,379
Europe	1,639	(58)	—	(78)	1,503
Asia	243	16	—	2	261
Power solutions	938	93	—	(27)	1,004

Total	$7,093	$82	$—	$(159)	$7,016

	September 30, 2011	Business Acquisitions	Business Divestitures	Currency Translation and Other	June 30, 2012
Building efficiency
North America systems	$519	$—	$—	$1	$520
North America service	710	—	(2)	—	708
Global workplace solutions	184	—	—	—	184
Asia	391	—	—	—	391
Other	1,065	—	(27)	(45)	993
Automotive experience
North America	1,379	12	—	26	1,417
Europe	1,503	60	—	(115)	1,448
Asia	261	7	—	(5)	263
Power solutions	1,004	45	—	(20)	1,029

Total	$7,016	$124	$(29)	$(158)	$6,953

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

The Company’s other intangible assets, primarily from business acquisitions, were valued based on independent appraisals and consisted of (in millions):

	June 30, 2012			September 30, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$185	$(108)	$77	$298	$(209)	$89	$287	$(215)	$72
Customer relationships	510	(108)	402	487	(91)	396	440	(85)	355
Miscellaneous	199	(43)	156	184	(38)	146	113	(35)	78

Total amortized intangible assets	894	(259)	635	969	(338)	631	840	(335)	505
Unamortized intangible assets
Trademarks	314	—	314	314	—	314	317	—	317

Total intangible assets	$1,208	$(259)	$949	$1,283	$(338)	$945	$1,157	$(335)	$822

Amortization of other intangible assets for the three month periods ended June 30, 2012 and 2011 was $17 million and $13 million, respectively. Amortization of other intangible assets for the nine month periods ended June 30, 2012 and 2011 was $42 million and $36 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2013, 2014, 2015, 2016 and 2017 will be approximately $59 million, $57 million, $53 million, $48 million and $48 million per year, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended June 30, 2012 and 2011 were as follows (in millions):

	Nine Months Ended June 30,
	2012	2011
Balance at beginning of period	$301	$337
Accruals for warranties issued during the period	166	150
Accruals from acquisitions and divestitures	(1)	—
Accruals related to pre-existing warranties (including changes in estimates)	(21)	(32)
Settlements made (in cash or in kind) during the period	(163)	(165)
Currency translation	(5)	5

Balance at end of period	$277	$295

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

8.	Significant Restructuring Costs

To improve profitability in the Company’s building efficiency and automotive experience businesses and address the softness in certain underlying markets, the Company committed to a restructuring plan in the third quarter of fiscal 2012 and recorded a $52 million restructuring charge, of which $41 million was recorded for the building efficiency business and $11 million was recorded for the automotive experience business.

The following table summarizes the changes in the Company’s restructuring reserve, included within other current liabilities in the condensed consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Other	Total
Original reserve	$47	$5	$52
Utilized—cash	(4)	(2)	(6)
Utilized—noncash	—	(3)	(3)

Balance at June 30, 2012	$43	$—	$43

9.	Income Taxes

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2012, the Company decreased its estimated annual effective income tax rate from continuing operations from 19% to 18.2% due to a reduction of income as well as a geographical shift in income. For the three and nine months ended June 30, 2011, the Company’s estimated annual effective income tax rate from continuing operations was 19%.

Valuation Allowance

The Company reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company's valuation allowances may be necessary.

It is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net increase to tax expense of up to $100 million.

Uncertain Tax Positions

At September 30, 2011, the Company had gross tax effected unrecognized tax benefits of $1,357 million of which $1,164 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2011 was approximately $77 million (net of tax benefit). The net change in interest and penalties during the nine months ended June 30, 2012 was $7 million, and for the same period in fiscal 2011 was $27 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

As a result of certain recent events related to prior tax planning initiatives, during the third quarter of fiscal 2012, the Company reduced the reserve for uncertain tax positions by $22 million, including $13 million of interest and penalties, which impacts the effective tax rate for the quarter.

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

Tax Jurisdiction	Statute of Limitations
Austria	5 years
Belgium	3 years
Brazil	5 years
Canada	5 years
China	3 to 5 years
Czech Republic	3 years
France	3 years
Germany	4 to 5 years
Italy	4 years
Japan	5 to 7 years
Mexico	5 years
Poland	5 years
Slovakia	5 years
Spain	4 years
United Kingdom	4 years
United States—Federal	3 years
United States—State	3 to 5 years

In the U.S., the fiscal years 2007 through 2009 are currently under exam by the Internal Revenue Service (IRS) and 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Austria	2005—2008
Brazil	2004—2008
Canada	2007—2008
Czech Republic	2007—2009
France	2002—2010
Germany	2001—2010
Italy	2005—2009
Mexico	2003—2004
Poland	2008—2009
Slovakia	2009—2010

It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $100 million adjustment to tax expense.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

Impacts of Tax Legislation

During the nine month period ended June 30, 2012, tax legislation was adopted in Japan which reduces its income tax rate by 5%, the effect of which is not material to the Company’s consolidated financial statements. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward.

These and other tax law changes adopted in various jurisdictions during the nine months ended June 30, 2012 will not have a material impact on the Company’s consolidated financial statements.

10.	Retirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension plans and other postretirement health and other benefits are shown in the tables below in accordance with ASC 715, “Compensation – Retirement Benefits” (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Service cost	$17	$16	$51	$49
Interest cost	37	36	112	108
Expected return on plan assets	(56)	(53)	(168)	(157)
Amortization of net actuarial loss	21	14	63	42
Amortization of prior service cost	—	1	1	1

Net periodic benefit cost	$19	$14	$59	$43

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Service cost	$9	$9	$26	$26
Interest cost	17	17	53	51
Expected return on plan assets	(19)	(20)	(56)	(58)
Amortization of net actuarial loss	5	3	14	9
Amortization of prior service cost (credit)	—	—	(1)	1
Curtailment gain	—	—	—	(19)

Net periodic benefit cost	$12	$9	$36	$10

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

	Postretirement Health and Other Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Service cost	$2	$1	$4	$3
Interest cost	3	3	10	10
Expected return on plan assets	(3)	—	(9)	—
Amortization of net actuarial loss	—	1	1	2
Amortization of prior service credit	(4)	(4)	(13)	(13)

Net periodic benefit cost (credit)	$(2)	$1	$(7)	$2

11.	Debt and Financing Arrangements

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

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

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

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Income Available to Common Shareholders
Basic income available to common shareholders	$417	$357	$1,191	$1,086
Interest expense, net of tax	—	1	1	2

Diluted income available to common shareholders	$417	$358	$1,192	$1,088

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	683.4	678.6	681.1	677.1
Effect of dilutive securities:
Stock options	5.3	8.7	5.7	8.6
Equity units	0.1	3.9	2.5	4.3
Convertible senior notes	—	—	—	—

Diluted weighted average shares outstanding	688.8	691.2	689.3	690.0

Antidilutive Securities
Options to purchase common shares	1.1	—	1.1	—

During the three months ended June 30, 2012 and 2011, the Company declared a dividend of $0.18 and $0.16, respectively, per common share. During the nine months ended June 30, 2012 and 2011, the Company declared three quarterly dividends totaling $0.54 and $0.48, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

13.	Equity and Noncontrolling Interests

The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
Beginning balance, March 31	$11,595	$150	$11,745	$10,976	$130	$11,106
Total comprehensive income:
Net income	417	20	437	357	10	367
Foreign currency translation adjustments	(347)	3	(344)	131	(1)	130
Realized and unrealized losses on derivatives	(1)	—	(1)	(7)	—	(7)
Unrealized losses on marketable common stock	(3)	—	(3)	—	—	—
Employee retirement plans	23	—	23	(6)	—	(6)

Other comprehensive income (loss)	(328)	3	(325)	118	(1)	117

Comprehensive income	89	23	112	475	9	484

Other changes in equity:
Cash dividends—common stock	(123)	—	(123)	(109)	—	(109)
Dividends attributable to noncontrolling interests	—	(26)	(26)	—	(22)	(22)
Redemption value adjustment attributable to redeemable noncontrolling interests	(13)	—	(13)	(2)	—	(2)
Repurchases of common stock	(9)	—	(9)	—	—	—
Other, including options exercised	57	—	57	21	1	22

Ending balance, June 30	$11,596	$147	$11,743	$11,361	$118	$11,479

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

	Nine Months Ended June 30, 2012			Nine Months Ended June 30, 2011
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
Beginning balance, September 30	$11,042	$138	$11,180	$10,071	$106	$10,177
Total comprehensive income:
Net income	1,191	48	1,239	1,086	41	1,127
Foreign currency translation adjustments	(400)	2	(398)	301	—	301
Realized and unrealized gains (losses) on derivatives	28	—	28	(5)	—	(5)
Unrealized gains on marketable common stock	5	—	5	7	—	7
Employee retirement plans	52	—	52	65	—	65

Other comprehensive income (loss)	(315)	2	(313)	368	—	368

Comprehensive income	876	50	926	1,454	41	1,495

Other changes in equity:
Cash dividends - common stock	(369)	—	(369)	(326)	—	(326)
Dividends attributable to noncontrolling interests	—	(41)	(41)	—	(30)	(30)
Redemption value adjustment attributable to redeemable noncontrolling interests	(12)	—	(12)	3	—	3
Repurchases of common stock	(42)	—	(42)	—	—	—
Other, including options exercised	101	—	101	159	1	160

Ending balance, June 30	$11,596	$147	$11,743	$11,361	$118	$11,479

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Beginning balance, March 31	$318	$223
Net income	5	13
Foreign currency translation adjustments	—	(3)
Dividends	(4)	(6)
Redemption value adjustment	13	2
Change in noncontrolling interest share	(118)	—

Ending balance, June 30	$214	$229

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
Beginning balance, September 30	$260	$196
Net income	50	41
Foreign currency translation adjustments	—	1
Dividends	(13)	(6)
Redemption value adjustment	12	(3)
Change in noncontrolling interest share	(95)	—

Ending balance, June 30	$214	$229

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2012, September 30, 2011 and June 30, 2011, the Company had three cross currency interest rate swaps outstanding totaling 20 billion yen.

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

		Volume Outstanding as of
Commodity	Units	June 30, 2012	September 30, 2011	June 30, 2011
Copper	Pounds	12,733,000	18,760,000	13,150,000
Lead	Metric Tons	23,200	25,600	26,517
Aluminum	Metric Tons	1,071	5,398	1,134
Tin	Metric Tons	—	260	—

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2012, September 30, 2011 and June 30, 2011, the Company had hedged approximately 4.3 million shares of its common stock.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% bond maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% bond maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% bond maturing March 1, 2014. These eight interest rate swaps were outstanding as of June 30, 2012, September 30, 2011 and June 30, 2011.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s condensed consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	June 30, 2012	September 30, 2011	June 30, 2011	June 30, 2012	September 30, 2011	June 30, 2011
Other current assets
Foreign currency exchange derivatives	$12	$28	$8	$8	$18	$—
Commodity derivatives	1	—	8	—	—	—
Cross-currency interest rate swaps	8	—	—	—	—	—
Other noncurrent assets
Interest rate swaps	7	15	15	—	—	—
Equity swap	—	—	—	118	112	177
Foreign currency exchange derivatives	—	11	1	—	16	1

Total assets	$28	$54	$32	$126	$146	$178

Other current liabilities
Foreign currency exchange derivatives	$18	$49	$7	$8	$21	$1
Net investment hedges	—	20	8	—	—	—
Commodity derivatives	5	32	1	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	100	—	—	—	—	—
Long-term debt
Fixed rate debt swapped to floating	757	865	865	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	—	19	1	—	11	—

Total liabilities	$880	$985	$882	$8	$32	$1

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three and nine months ended June 30, 2012 and 2011 and amounts recorded in AOCI net of tax in the condensed consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2012	2011	2012	2011
Foreign currency exchange derivatives	Cost of sales	$(6)	$2	$(16)	$6
Commodity derivatives	Cost of sales	(4)	7	(20)	26
Forward treasury locks	Net financing charges	—	—	1	1

Total		$(10)	$9	$(35)	$33

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	June 30, 2012	September 30, 2011	June 30, 2011
Foreign currency exchange derivatives	$(3)	$(16)	$1
Commodity derivatives	(4)	(20)	5
Forward treasury locks	8	9	9

Total	$1	$(27)	$15

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2012	2011	2012	2011
Interest rate swap	Net financing charges	$(2)	$12	$(8)	$14
Fixed rate debt swapped to floating	Net financing charges	3	(11)	9	(14)

Total		$1	$1	$1	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2012	2011	2012	2011
Foreign currency exchange derivatives	Cost of sales	$(1)	$8	$22	$18
Foreign currency exchange derivatives	Net financing charges	21	(7)	(9)	(9)
Foreign currency exchange derivatives	Provision for income taxes	15	—	15	—
Equity swap	Selling, general and administrative	(20)	—	6	42

Total		$15	$1	$34	$51

The amount of gains (losses) recognized in cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $5 million, ($12) million and ($5) million at June 30, 2012, September 30, 2011 and June 30, 2011, respectively. For the three and nine months ended June 30, 2012 and 2011, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2012, September 30, 2011 and June 30, 2011 (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$20	$—	$—
Commodity derivatives	1	—	1	—
Cross-currency interest rate swaps	8	—	8	—
Other noncurrent assets
Interest rate swaps	7	—	7	—
Investments in marketable common stock	34	34	—	—
Equity swap	118	118	—	—

Total assets	$188	$172	$16	$—

Other current liabilities
Foreign currency exchange derivatives	$26	$26	$—	$—
Commodity derivatives	5	—	5	—
Current portion of long-term debt
Fixed rate debt swapped to floating	100	—	100	—
Long-term debt
Fixed rate debt swapped to floating	757	—	757	—

Total liabilities	$888	$26	$862	$—

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$46	$46	$—	$—
Other noncurrent assets
Interest rate swaps	15	—	15	—
Investments in marketable common stock	34	34	—	—
Equity swap	112	112	—	—
Foreign currency exchange derivatives	27	27	—	—

Total assets	$234	$219	$15	$—

Other current liabilities
Foreign currency exchange derivatives	$70	$70	$—	$—
Cross-currency interest rate swaps	20	—	20	—
Commodity derivatives	32	—	32	—
Long-term debt
Fixed rate debt swapped to floating	865	—	865	—
Other noncurrent liabilities
Foreign currency exchange derivatives	30	30	—	—

Total liabilities	$1,017	$100	$917	$—

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

	Fair Value Measurements Using:
	Total as of June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$8	$8	$—	$—
Commodity derivatives	8	—	8	—
Other noncurrent assets
Interest rate swaps	15	—	15	—
Investments in marketable common stock	38	38	—	—
Equity swap	177	177	—	—
Foreign currency exchange derivatives	2	2	—	—

Total assets	$248	$225	$23	$—

Other current liabilities
Foreign currency exchange derivatives	$8	$8	$—	$—
Cross-currency interest rate swaps	8	—	8	—
Commodity derivatives	1	—	1	—
Long-term debt
Fixed rate debt swapped to floating	865	—	865	—
Other noncurrent liabilities
Foreign currency exchange derivatives	1	1	—	—

Total liabilities	$883	$9	$874	$—

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2012, September 30, 2011 and June 30, 2011. The fair value of foreign currency exchange derivatives that are designated as fair value hedges under ASC 815, as well as those not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to commodity price changes at June 30, 2012, September 30, 2011 and June 30, 2011.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.80% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% bond maturing March 1, 2014. These eight interest rate swaps were outstanding as of June 30, 2012, September 30, 2011 and June 30, 2011.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. As of June 30, 2012, September 30, 2011 and June 30, 2011, the Company recorded unrealized gains of $11 million, $9 million and $10 million, respectively, in accumulated other comprehensive income. The Company also recorded unrealized losses of $3 million in accumulated other comprehensive income on these investments as of September 30, 2011, and no unrealized losses as of June 30, 2012 and 2011. In the second quarter of fiscal 2012, the Company recorded an impairment charge related to an investment in marketable common stock due to the investee’s bankruptcy announcement in March 2012. As a result, the Company recorded a $14 million impairment charge within selling, general, and administrative expenses in the power solutions segment. The impairment reduced the investment to zero and was measured under a market approach using the publicized share price. The inputs utilized in the analysis are classified as Level 1 inputs within the fair value hierarchy as defined in ASC 820.

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

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2012, September 30, 2011 and June 30, 2011, the Company had three cross currency interest rate swaps outstanding totaling 20 billion yen.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.2 billion, $4.9 billion and $4.9 billion at June 30, 2012, September 30, 2011 and June 30, 2011, respectively, was determined using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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

In the second quarter of fiscal 2012, the Company recorded an impairment charge related to an equity investment. Refer to Note 15, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for additional information. The Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets at June 30, 2012 and 2011.

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges and significant restructuring costs. General Corporate and other overhead expenses are allocated to business segments in determining segment income. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Building efficiency
North America systems	$642	$633	$1,774	$1,711
North America service	547	601	1,565	1,639
Global workplace solutions	1,064	1,046	3,226	3,053
Asia	516	498	1,447	1,334
Other	1,031	1,115	2,886	3,068

	3,800	3,893	10,898	10,805

Automotive experience
North America	2,320	1,772	6,554	5,517
Europe	2,466	2,800	7,791	7,693
Asia	679	546	1,977	1,717

	5,465	5,118	16,322	14,927

Power solutions	1,316	1,353	4,343	4,313

Total net sales	$10,581	$10,364	$31,563	$30,045

	Segment Income
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Building efficiency
North America systems	$80	$66	$189	$169
North America service	52	35	79	69
Global workplace solutions	13	7	23	17
Asia	78	69	190	178
Other	41	30	67	45

	264	207	548	478

Automotive experience
North America	154	67	340	328
Europe	(37)	24	14	40
Asia	85	51	269	162

	202	142	623	530

Power solutions	149	163	601	558

Total segment income	$615	$512	$1,772	$1,566

Restructuring costs	(52)	—	(52)	—
Net financing charges	(59)	(43)	(171)	(124)

Income before income taxes	$504	$469	$1,549	$1,442

Johnson Controls, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

18.	Commitments and Contingencies

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $25 million, $30 million and $42 million at June 30, 2012, September 30, 2011 and June 30, 2011, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At June 30, 2012, September 30, 2011 and June 30, 2011, the Company has recorded conditional asset retirement obligations of $70 million, $91 million and $95 million, respectively.

The Company is involved in a number of product liability and various other casualty lawsuits incident to the operation of its businesses. The Company maintains insurance coverages and records estimated costs for claims and suits of this nature. It is management's opinion that none of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Johnson Controls, Inc.

We have reviewed the accompanying condensed consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income and the consolidated statements of cash flows for the three-month and nine-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

August 2, 2012

PricewaterhouseCoopers LLP, 100 East Wisconsin Avenue, Milwaukee, WI 53202

T: (414) 212- 1600, F: (414) 212- 1880, www.pwc.com/us

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Johnson Controls is a global diversified technology and industrial leader serving customers in more than 150 countries. We create quality products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advanced batteries for hybrid and electric vehicles; and interior systems for automobiles.

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, we acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. We entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, we acquired York International Corporation, a global supplier of heating, ventilating, air-conditioning, and refrigeration equipment and services.

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

The following information should be read in conjunction with the September 30, 2011 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our 2011 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended June 30, 2012 compared to the three months ended June 30, 2011, while references to “Year-to-Date” refer to the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.

Outlook

On July 19, 2012, the Company stated that due to continued softness in its global markets and expectations for a lower euro, it expects fiscal 2012 fourth quarter earnings to increase zero to five percent from the prior year fourth quarter, versus previous expectations for double-digit earnings improvements. This guidance is exclusive of any restructuring costs and the potential pension and postretirement mark-to-market adjustment in the fiscal 2012 fourth quarter as discussed below. The Company disclosed that it expects additional significant restructuring actions in the fiscal 2012 fourth quarter.

In the fourth quarter of fiscal 2012, the Company plans to change its accounting policy for recognizing pension and postretirement expenses. The current accounting treatment smoothes asset returns and amortizes deferred actuarial gains and losses over a number of years. The adoption of the new mark-to-market accounting method would recognize those gains and losses in the fourth quarter of each fiscal year and would require a retrospective revision of prior years financial statements. The Company believes this new policy would provide greater transparency to on-going operational results. The change would have no impact on pension and postretirement funding or benefits paid to participants. The financial implications of this change are currently under review; however, the fiscal 2012 fourth quarter mark-to-market adjustment would likely be material.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at June 30, 2012 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2012 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of June 30, 2012. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans—Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2012, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.4 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s significant debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2012, the Company believes the long-term rate of return will approximate 8.50%, 5.25% and 6.30% for U.S. pension, non-U.S. pension, and postretirement health and other benefit plans, respectively. During the first nine months of fiscal 2012, the Company has made approximately $328 million and $60 million in total defined benefit pension and postretirement health contributions, respectively. In total, the Company expects to contribute approximately $350 million and $60 million in cash to its defined benefit pension and postretirement health plans, respectively, in fiscal 2012.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges and significant restructuring costs.

Summary

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Net sales	$10,581	$10,364	2%	$31,563	$30,045	5%
Segment income	615	512	20%	1,772	1,566	13%

Three Months:

•

The $217 million increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($680 million), power solutions business ($27 million) and building efficiency business ($25 million), partially offset by the unfavorable impact of foreign currency translation ($515 million).

•

The $103 million increase in consolidated segment income was primarily due to higher segment income in the automotive experience business ($56 million) and building efficiency business ($56 million), partially offset by lower segment income in the power solutions business ($7 million) and the unfavorable impact of foreign currency translation ($2 million).

Year-to-Date:

•

The $1.5 billion increase in consolidated net sales was primarily due to higher sales in the automotive experience business ($1.9 billion), building efficiency business ($240 million) and power solutions business ($139 million), partially offset by the unfavorable impact of foreign currency translation ($731 million).

•

The $206 million increase in consolidated segment income was primarily due to higher segment income in the automotive experience business ($91 million), building efficiency business ($66 million) and power solutions business ($55 million), partially offset by the unfavorable impact of foreign currency translation ($6 million).

Building Efficiency—Net Sales

	Net Sales Three Months Ended June 30,			Net Sales Nine Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
North America systems	$642	$633	1%	$1,774	$1,711	4%
North America service	547	601	-9%	1,565	1,639	-5%
Global workplace solutions	1,064	1,046	2%	3,226	3,053	6%
Asia	516	498	4%	1,447	1,334	8%
Other	1,031	1,115	-8%	2,886	3,068	-6%

	$3,800	$3,893	-2%	$10,898	$10,805	1%

Three Months:

•

The increase in North America systems was primarily due to higher volumes of controls systems in the commercial construction and replacement markets ($11 million), partially offset by the unfavorable impact of foreign currency translation ($2 million).

•

The decrease in North America service was primarily due to a reduction in truck-based volumes ($32 million), energy solutions volumes ($30 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by the incremental sales from a prior year business acquisition ($10 million).

•

The increase in global workplace solutions was primarily due to an increase in services to new and existing customers ($69 million), partially offset by the unfavorable impact of foreign currency translation ($51 million).

•

The increase in Asia was primarily due to higher service volumes including the prior year negative impact of the Japan earthquake and related events ($30 million), and the favorable impact of foreign currency translation ($2 million), partially offset by lower volumes of equipment ($14 million).

•

The decrease in other was primarily due to the unfavorable impact of foreign currency translation ($65 million); lower volumes in Europe ($23 million), Middle East ($20 million) and Latin America ($14 million); and lower volumes due to current year divestitures ($18 million); partially offset by higher volumes in unitary products in North America ($50 million) and higher volumes in other business areas ($6 million).

Year-to-Date:

•

The increase in North America systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($66 million), partially offset by the unfavorable impact of foreign currency translation ($3 million).

•

The decrease in North America service was primarily due to a reduction in truck-based volumes ($75 million) and energy solutions volumes ($19 million), and the unfavorable impact of foreign currency translation ($4 million), partially offset by incremental sales from a prior year business acquisition ($24 million).

•

The increase in global workplace solutions was primarily due to an increase in services to new and existing customers ($241 million), partially offset by the unfavorable impact of foreign currency translation ($68 million).

•

The increase in Asia was primarily due to higher service volumes including the prior year negative impact of the Japan earthquake and related events ($59 million), higher volumes of equipment and controls systems ($27 million), and the favorable impact of foreign currency translation ($27 million).

•

The decrease in other was primarily due to the unfavorable impact of foreign currency translation ($99 million), lower volumes in Latin America ($84 million) and Europe ($23 million), lower volumes due to current year divestitures ($18 million) and lower volumes of unitary products in North America ($16 million), partially offset by higher volumes in other business areas ($36 million) and the Middle East ($22 million).

Building Efficiency—Segment Income

	Segment Income Three Months Ended June 30,			Segment Income Nine Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
North America systems	$80	$66	21%	$189	$169	12%
North America service	52	35	49%	79	69	14%
Global workplace solutions	13	7	86%	23	17	35%
Asia	78	69	13%	190	178	7%
Other	41	30	37%	67	45	49%

	$264	$207	28%	$548	$478	15%

Three Months:

•	The increase in North America systems was primarily due to lower selling, general and administrative expenses ($8 million), favorable margin rates ($5 million) and higher volumes ($1 million).

•

The increase in North America service was primarily due to lower selling, general and administrative expenses ($19 million) and favorable margin rates ($11 million), partially offset by lower volumes ($13 million).

•

The increase in global workplace solutions was primarily due to lower selling, general and administrative expenses ($6 million) and higher volumes ($4 million), partially offset by unfavorable margin rates ($3 million) and the unfavorable impact of foreign currency translation ($1 million).

•	The increase in Asia was primarily due to favorable margin rates ($5 million), higher volumes ($3 million) and the favorable impact of foreign currency translation ($1 million).

•

The increase in other was primarily due to prior year non-recurring charges related to South America indirect taxes ($29 million), prior year distribution business costs ($11 million), lower selling, general and administrative expenses ($9 million), and the favorable impact of foreign currency translation ($1 million), partially offset by unfavorable margin rates ($18 million), net prior year warranty accrual adjustment due to favorable experience ($17 million) and lower volumes ($4 million).

Year-to-Date:

•

The increase in North America systems was primarily due to higher volumes ($16 million) and lower selling, general and administrative expenses ($7 million), partially offset by unfavorable margin rates ($3 million).

•

The increase in North America service was primarily due to favorable margin rates ($15 million) and lower selling, general and administrative expenses ($14 million), partially offset by lower volumes ($16 million) and a loss on business divestiture ($3 million).

•

The increase in global workplace solutions was primarily due to higher volumes ($13 million) and lower selling, general and administrative expenses ($2 million), partially offset by unfavorable margin rates ($8 million) and the unfavorable impact of foreign currency translation ($1 million).

•

The increase in Asia was primarily due to higher volumes ($20 million), the favorable impact of foreign currency translation ($5 million) and favorable margin rates ($4 million), partially offset by higher selling, general and administrative expenses ($17 million).

•

The increase in other was primarily due to a gain on business divestiture net of transaction costs ($38 million), prior year non-recurring charges related to South America indirect taxes ($29 million), prior year distribution business costs ($11 million), lower selling, general and administrative expenses ($5 million), and higher equity income ($7 million), partially offset by unfavorable margin rates ($34 million), net prior year warranty accrual adjustment due to favorable experience ($17 million) and lower volumes ($17 million).

Automotive Experience—Net Sales

	Net Sales Three Months Ended June 30,			Net Sales Nine Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
North America	$2,320	$1,772	31%	$6,554	$5,517	19%
Europe	2,466	2,800	-12%	7,791	7,693	1%
Asia	679	546	24%	1,977	1,717	15%

	$5,465	$5,118	7%	$16,322	$14,927	9%

Three Months:

•

The increase in North America was primarily due to higher volumes to the Company’s major OEM customers ($281 million), the prior year negative impact of the Japan earthquake and related events ($256 million), and incremental sales due to prior year business acquisitions ($20 million), partially offset by net unfavorable pricing and commercial settlements ($9 million).

•

The decrease in Europe was primarily due to the unfavorable impact of foreign currency translation ($326 million), lower volumes despite the prior year negative impact of the Japan earthquake and related events ($109 million), and net unfavorable pricing ($14 million), partially offset by incremental sales due to prior year and current year business acquisitions ($115 million).

•

The increase in Asia was primarily due to higher volumes and new customer awards including the prior year negative impact of the Japan earthquake and related events ($139 million), and incremental sales due to prior year business acquisitions ($16 million), partially offset by net unfavorable pricing and commercial items ($15 million), and the unfavorable impact of foreign currency translation ($7 million).

Year-to-Date:

•

The increase in North America was primarily due to higher volumes to the Company’s major OEM customers ($704 million), the prior year negative impact of the Japan earthquake and related events ($256 million), and incremental sales due to prior year business acquisitions ($129 million), partially offset by net unfavorable pricing and commercial items ($52 million).

•

The increase in Europe was primarily due to incremental sales due to prior year and current year business acquisitions ($581 million), and higher volumes including the prior year negative impact of the Japan earthquake and related events ($61 million), partially offset by the unfavorable impact of foreign currency translation ($496 million), and net unfavorable pricing and commercial settlements ($48 million).

•

The increase in Asia was primarily due to higher volumes and new customer awards including the prior year negative impact of the Japan earthquake and related events ($214 million), incremental sales due to prior year business acquisitions ($78 million) and the favorable impact of foreign currency translation ($21 million), partially offset by net unfavorable pricing and commercial items ($28 million), and the negative impact of the flooding in Thailand and related events ($25 million).

Automotive Experience—Segment Income

	Segmen Income Three Months Ended June 30,			Segment Income Nine Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
North America	$154	$67	*	$340	$328	4%
Europe	(37)	24	*	14	40	-65%
Asia	85	51	67%	269	162	66%

	$202	$142	42%	$623	$530	18%

*	Measure not meaningful

Three Months:

•

The increase in North America was primarily due to higher volumes ($78 million), the prior year negative impact of the earthquake in Japan and related events ($59 million), lower purchasing costs ($13 million), lower engineering expenses ($9 million), higher equity income ($5 million), lower selling, general and administrative expenses ($1 million), and incremental operating income of prior year business acquisitions ($1 million), partially offset by higher operating and metals launch costs ($57 million), and net unfavorable commercial settlements and pricing ($22 million).

•

The decrease in Europe was primarily due to higher operating costs ($48 million), lower volumes despite the prior year negative impact of the earthquake in Japan and related events ($27 million), net unfavorable pricing and commercial settlements ($16 million), higher selling, general and administrative expenses ($11 million), and lower equity income ($1 million), partially offset by prior year costs related to business acquisitions ($28 million), lower engineering expenses ($8 million), the favorable impact of foreign currency translation ($4 million) and lower purchasing costs ($2 million).

•

The increase in Asia was primarily due to higher volumes including the prior year negative impact of the earthquake in Japan and related events ($44 million), lower purchasing costs ($8 million), incremental operating income of prior year business acquisitions ($4 million), lower selling, general and administrative expenses ($2 million), and higher equity income ($1 million), partially offset by net unfavorable commercial settlements and pricing ($18 million), higher operating costs ($5 million) and higher engineering expenses ($2 million).

Year-to-Date:

•

The increase in North America was primarily due to higher volumes ($158 million), the prior year negative impact of the earthquake in Japan and related events ($59 million), lower purchasing costs ($37 million), incremental operating income of prior year acquisitions ($3 million) and higher equity income ($1 million), partially offset by higher operating and metals launch costs ($111 million), net unfavorable commercial settlements and pricing ($71 million), and higher selling, general and administrative expenses ($64 million).

•

The decrease in Europe was primarily due to higher operating costs ($80 million), net unfavorable commercial settlements and pricing ($37 million), higher selling, general and administrative expenses ($35 million), lower volumes despite the prior year negative impact of the earthquake in Japan and related events ($27 million), and the unfavorable impact of foreign currency translation ($2 million), partially offset by prior year costs related to business acquisitions ($64 million), incremental operating income of prior year acquisitions ($42 million), lower purchasing costs ($26 million), lower engineering expenses ($21 million) and higher equity income ($2 million).

•

The increase in Asia was primarily due to higher volumes including the prior year negative impact of the earthquake in Japan and related events ($80 million), lower purchasing costs ($27 million), higher equity income including an equity interest gain ($18 million), incremental operating income of prior year acquisitions ($14 million), the favorable impact of foreign currency translation ($4 million), and lower selling, general and administrative expenses ($3 million), partially offset by net unfavorable commercial settlements and pricing ($28 million), the negative impact of the flooding in Thailand and related events ($5 million), higher operating costs ($3 million) and higher engineering expenses ($3 million).

Power Solutions

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Net sales	$1,316	$1,353	-3%	$4,343	$4,313	1%
Segment income	149	163	-9%	601	558	8%

Three Months:

•

Net sales decreased primarily due to the unfavorable impact of foreign currency translation ($64 million) and the impact of pass through pricing ($61 million), partially offset by higher volumes including the prior year negative impact of the earthquake in Japan and related events ($53 million), favorable price/product mix ($27 million) and incremental sales due to business acquisitions ($8 million).

•

Segment income decreased primarily due to higher costs for battery cores and lead net of favorable pricing and product mix ($28 million), the unfavorable impact of foreign currency translation ($7 million), higher operating and transportation costs ($5 million), and higher selling, general and administrative costs ($3 million), partially offset by an insurance settlement ($12 million), change in asset retirement obligations ($11 million) and higher sales volumes ($6 million).

Year-to-Date:

•

Net sales increased primarily due to favorable price/product mix ($122 million), higher volumes including the prior year negative impact of the earthquake in Japan and related events ($69 million), and incremental sales due to business acquisitions ($29 million), partially offset by the unfavorable impact of foreign currency translation ($109 million) and the impact of pass through pricing ($81 million).

•

Segment income increased primarily due to favorable pricing and product mix including lead net of higher costs for battery cores ($83 million), a gain on redemption of a warrant for an existing partially-owned affiliate ($25 million), business interruption insurance recovery net of related costs and lost profit on sales due to a continued plant shutdown in Asia ($13 million), an insurance settlement ($12 million), higher sales volumes ($11 million), change in asset retirement obligations ($11 million) and a gain on acquisition of a partially-owned affiliate ($9 million), partially offset by higher operating and transportation costs ($44 million), higher selling, general and administrative expenses ($39 million), an impairment of an equity investment ($14 million), the unfavorable impact of foreign currency translation ($12 million), the unfavorable impact of business acquisitions ($9 million) and lower equity income ($3 million).

Significant Restructuring Costs

To improve profitability in the Company’s building efficiency and automotive experience businesses and address the softness in certain underlying markets, the Company committed to a restructuring plan in the third quarter of fiscal 2012 and recorded a $52 million restructuring charge, of which $41 million was recorded for the building efficiency business and $11 million was recorded for the automotive experience business.

Refer to Note 8, “Significant Restructuring Costs,” of the notes to condensed consolidated financial statements for further disclosure related to the Company’s restructuring plans.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Net financing charges	$59	$43	37%	$171	$124	38%

•	The increase in net financing charges for the three and nine month periods ended June 30, 2012 was primarily due to higher debt levels in the current periods.

Provision for Income Taxes

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011
Tax provision	$62	$89	$260	$274
Effective tax rate	12.3%	19.0%	16.8%	19.0%
Estimated annual base effective tax rate	18.2%	19.0%	18.2%	19.0%

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

•	In the third quarter of fiscal 2012, the Company decreased its estimated annual effective income tax rate from 19% to 18.2% due to a reduction of income as well as a geographical shift in income.

•

As a result of certain recent events related to prior tax planning initiatives, during the third quarter of fiscal 2012, the Company reduced the reserve for uncertain tax positions by $22 million, including $13 million of interest and penalties, which impacts the effective tax rate for the quarter.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Income attributable to noncontrolling interests	$25	$23	9%	$98	$82	20%

•

The increase in income attributable to noncontrolling interests for the three month period ended June 30, 2012 was primarily due to higher earnings at certain automotive experience and building efficiency partially-owned affiliates in Asia, partially offset by lower earnings at a power solutions partially-owned affiliate. The increase in income attributable to noncontrolling interests for the nine month period ended June 30, 2012 was primarily due to higher earnings at certain automotive experience partially-owned affiliates in North America, building efficiency partially-owned affiliates in Asia and power solutions partially-owned affiliates.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Net income attributable to Johnson Controls, Inc.	$417	$357	17%	$1,191	$1,086	10%

•

The increase in net income attributable to Johnson Controls, Inc. for the three months ended June 30, 2012 was primarily due to higher segment income in the automotive experience and building efficiency businesses, and a decrease in the provision for income taxes, partially offset by lower segment income in the power solutions business, restructuring costs, higher net financing charges and the unfavorable impact of foreign currency translation.

•

The increase in net income attributable to Johnson Controls, Inc. for the nine months ended June 30, 2012 was primarily due to higher segment income in the automotive experience, building efficiency and power solutions businesses, and a decrease in the provision for income taxes, partially offset by restructuring costs, higher net finance charges and income attributable to noncontrolling interests, and the unfavorable impact of foreign currency translation.

Backlog

Building efficiency’s backlog relates to its control systems and service activity. At June 30, 2012, the unearned backlog was $5.3 billion, or a 4% increase compared to June 30, 2011. Excluding the negative impact of foreign currency, the backlog was higher by 7% at June 30, 2012 compared to June 30, 2011. The Asia and North America systems backlog increased compared to prior year levels, while there was a decline in other and North America service backlog.

Financial Condition

Working Capital

(in millions)	June 30, 2012	September 30, 2011	Change	June 30, 2011	Change
Current assets	$12,566	$12,015		$12,558
Current liabilities	(10,811)	(10,782)		(11,154)

	1,755	1,233	42%	1,404	25%
Less: Cash	602	257		335
Add: Short-term debt	925	596		592
Add: Current portion of long-term debt	110	17		65

Working capital	$2,188	$1,589	38%	$1,726	27%

Accounts receivable	7,155	7,151	0%	7,094	1%
Inventories	2,362	2,316	2%	2,451	-4%
Accounts payable	6,062	6,159	-2%	6,104	-1%

•

The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt and the current portion of long-term debt. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•

The increase in working capital at June 30, 2012 as compared to September 30, 2011 was primarily due to higher inventory levels to support higher backlog levels and lower accounts payable primarily due to timing of supplier payments. Compared to June 30, 2011, the increase was primarily due to higher accounts receivable from higher sales volumes and lower accounts payable due to timing of supplier payments, partially offset by lower inventory levels based on increased turnover.

•

The Company’s days sales in accounts receivable for the three months ended June 30, 2012 were 53, compared to 52 and 55 for the comparable periods ended September 30, 2011 and June 30, 2011, respectively. The increase in accounts receivable compared to June 30, 2011 was primarily due to higher sales volumes in the current quarter compared to the comparable prior quarter. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•

The Company’s inventory turns for the three months ended June 30, 2012 were consistent with the comparable period ended September 30, 2011 and higher than the comparable period ended June 30, 2011 primarily due to increased sales volumes and improvements in inventory management.

•

Days in accounts payable at June 30, 2012 were 71 days, consistent with September 30, 2011 and an increase from 69 days at June 30, 2011. This increase was primarily due to the timing of supplier payments.

Cash Flows

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011
Cash provided by operating activities	$619	$360	$765	$489
Cash used by investing activities	(447)	(883)	(1,458)	(2,079)
Cash provided by financing activities	158	463	995	1,357
Capital expenditures	(447)	(365)	(1,433)	(900)

•

The increase in cash provided by operating activities for the three months ended June 30, 2012 was primarily due to higher net income; favorable working capital changes in accounts payable and accrued liabilities, inventories and restructuring reserves; and lower pension and postretirement contributions; partially offset by unfavorable working capital changes in accrued income taxes and accounts receivable. For the nine months ended June 30, 2012, the increase in cash provided by operating activities was primarily due to higher net income; and favorable working capital changes in accounts receivable, inventories and restructuring reserves; partially offset by unfavorable working capital changes in accrued income taxes, accounts payable and accrued liabilities, and other assets; and higher pension and postretirement contributions.

•

The decrease in cash used by investing activities for the three and nine months ended June 30, 2012 was primarily due to lower cash paid for acquisitions of businesses, partially offset by higher capital expenditures.

•

The decrease in cash provided by financing activities for the three months ended June 30, 2012 was primarily due to net changes in debt levels and higher cash paid to acquire noncontrolling interests. The decrease in cash provided by financing activities for the nine months ended June 30, 2012 was primarily due to a prior year $1.6 billion bond issuance partially offset by a $1.1 billion bond issuance and lower repayments of debt in the current nine month period, and higher cash paid to acquire noncontrolling interests. Refer to Note 11, “Debt and Financing Arrangements,” of the notes to condensed consolidated financial statements for further discussion on the debt issuances and debt levels.

•

The increase in capital expenditures for the three and nine months ended June 30, 2012 primarily relates to capacity increases and vertical integration efforts in the power solutions business, program spending for new customer launches in the automotive experience business, and increased investments to support customer growth and enhance the Company’s strategic footprint primarily in Southeast Asia.

Deferred Taxes

The Company reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the potential need for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company's valuation allowances may be necessary.

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

It is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net increase to tax expense of up to $100 million.

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

In the second quarter of fiscal 2012, the Company recorded an impairment charge related to an equity investment. Refer to Note 15, “Fair Value Measurements,” of the notes to condensed consolidated financial statements for additional information. The Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets at June 30, 2012 and 2011.

Capitalization

(in millions)	June 30, 2012	September 30, 2011	Change	June 30, 2011	Change
Short-term debt	$925	$596		$592
Current portion of long-term debt	110	17		65
Long-term debt	5,624	4,533		4,519

Total debt	6,659	5,146	29%	5,176	29%
Shareholders’ equity attributable to Johnson Controls, Inc.	11,596	11,042	5%	11,361	2%

Total capitalization	$18,255	$16,188	13%	$16,537	10%

Total debt as a % of total capitalization	36%	32%		31%

•

The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•

At June 30, 2012, September 30, 2011 and June 30, 2011, the Company had committed bilateral euro denominated revolving credit facilities totaling 223 million euro, 223 million euro and 100 million euro, respectively. Additionally, at June 30, 2012 and September 30, 2011, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $185 million and $50 million, respectively, and had no committed revolving credit facilities as of June 30, 2011. There were no draws on any of the revolving facilities for the respective periods. As of June 30, 2012, 123 million euro and $50 million is scheduled to expire in fiscal 2012, $135 million is scheduled to expire in fiscal 2013 and 100 million euro is scheduled to expire in fiscal 2014.

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

•

In February 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in February 2015. The facility is used to support the Company’s outstanding commercial paper. There were no draws on the facility in fiscal 2012 and 2011.

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

•

In December 2011, the Company entered into a five-year, 75 million euro, floating rate credit facility scheduled to mature in February 2017. The Company drew on the credit facility during the second quarter of fiscal 2012. Proceeds from the facility were used for general corporate purposes.

•

In March 2012, the Company remarketed $46 million aggregate principal amount of 11.5% subordinated notes due in fiscal 2042, on behalf of holders of Corporate Units and holders of separate notes, by issuing $46 million aggregate principal amount of 2.355% senior notes due on March 31, 2017.

•

The Company also selectively makes use of short-term credit lines. The Company estimates that, as of June 30, 2012, it could borrow up to $1.7 billion at its current debt ratings on committed credit lines.

•

The Company believes its capital resources and liquidity position at June 30, 2012 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2012 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of June 30, 2012. As such, the

Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•

The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. The Company currently does not intend nor foresee a need to repatriate these funds. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short term investments and cash flows from operations to continue to be sufficient to fund its foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by its operations domestically, it could elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of the Company’s earnings. The Company has borrowed funds domestically and continues to have the ability to borrow funds domestically at reasonable interest rates.

•

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2012, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.4 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s significant debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

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

As of June 30, 2012, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in its internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended June 30, 2012.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $25 million, $30 million and $42 million at June 30, 2012, September 30, 2011 and June 30, 2011, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company's ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the power solutions business. At June 30, 2012, September 30, 2011 and June 30, 2011, the Company has recorded conditional asset retirement obligations of $70 million, $91 million and $95 million, respectively.

The Company is involved in a number of product liability and various other casualty lawsuits incident to the operation of its businesses. The Company maintains insurance coverages and records estimated costs for claims and suits of this nature. It is management's opinion that none of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended June 30, 2012.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
4/1/12—4/30/12 Purchases by Company (1)	—	—	—	$69,494,586
5/1/12—5/31/12 Purchases by Company (1)	288,900	$31.95	288,900	$60,264,751
6/1/12—6/30/12 Purchases by Company (1)	—	—	—	$60,264,751

4/1/12—4/30/12 Purchases by Citibank	—	—	—	NA
5/1/12—5/31/12 Purchases by Citibank	—	—	—	NA
6/1/12—6/30/12 Purchases by Citibank	—	—	—	NA

(1)	Repurchases of the Company’s common stock by the Company pursuant to its publicly announced program may be intended to partially offset dilution related to the Company’s stock option and restricted stock equity compensation plans.

ITEM 6.	EXHIBITS

Reference is made to the separate exhibit index contained on page 50 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: August 2, 2012	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and
Chief Financial Officer

JOHNSON CONTROLS, INC.

Form 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 2, 2012, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, filed herewith.