Form 10-K
period 2012-09-30
JOHNSON CONTROLS INC
filed 2012-11-19
CIK 53669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $22.1 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2012, 683,797,753 shares of the registrant’s Common Stock, par value $0.01 7/18 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on January 23, 2013 are incorporated by reference into Part III.

JOHNSON CONTROLS, INC.

Index to Annual Report on Form 10-K

Year Ended September 30, 2012

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Johnson Controls, Inc. and its consolidated subsidiaries.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors, some of which are beyond our control, which may cause actual results to differ materially from those expressed or implied by such forward-looking statements. A detailed discussion of risks, uncertainties and other factors that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A, of this Annual Report on Form 10-K). We undertake no obligation, and we disclaim any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, we acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. The Company entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning and refrigeration equipment and services.

The Building Efficiency business is a global market leader in designing, producing, marketing and installing integrated heating, ventilating and air conditioning (HVAC) systems, building management systems, controls, security and mechanical equipment. In addition, the Building Efficiency business provides technical services, energy management consulting and operations of entire real estate portfolios for the non-residential buildings market. The Company also provides residential air conditioning and heating systems and industrial refrigeration products.

The Automotive Experience business is one of the world’s largest automotive suppliers, providing innovative interior systems through our design and engineering expertise. The Company’s technologies extend into virtually every area of the interior including seating and overhead systems, door systems, floor consoles, instrument panels, cockpits and integrated electronics. Customers include most of the world’s major automakers.

The Power Solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. The Company serves both automotive original equipment manufacturers (OEMs) and the general vehicle battery aftermarket. The Company also supplies advanced battery technologies to power Start-Stop vehicles, hybrid and electric vehicles.

Financial Information About Business Segments

Accounting Standards Codification (ASC) 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has nine reportable segments for financial reporting purposes. The Company’s nine reportable segments are presented in the context of its three primary businesses - Building Efficiency, Automotive Experience and Power Solutions.

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

Building Efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some building controls and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. Approximately 43% of Building Efficiency’s sales are derived from HVAC products and installed control systems for construction and retrofit markets, including 13% of total sales related to new commercial construction. Approximately 57% of its sales originate from its service offerings. In fiscal 2012, Building Efficiency accounted for 35% of the Company’s consolidated net sales.

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

Automotive Experience

Automotive Experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for original equipment manufacturers (OEMs) and operates approximately 240 wholly- and majority-owned manufacturing or assembly plants, with operations in 33 countries worldwide. Additionally, the business has partially-owned affiliates in Asia, Europe, North America and South America.

Automotive Experience products and systems include complete seating systems and components; cockpit systems, including instrument panels and clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems. In fiscal 2012, Automotive Experience accounted for 51% of the Company’s consolidated net sales.

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

Power Solutions

Power Solutions services both automotive OEMs and the battery aftermarket by providing energy storage technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing and distributing approximately 135 million lead-acid batteries annually in approximately 60 wholly- and majority-owned manufacturing or assembly plants and sales offices in 15 countries worldwide. Investments in new product and process technology have expanded product offerings to absorbent glass mat (AGM) technology that powers Start-Stop vehicles, as well as lithium-ion battery technology for certain hybrid and electric vehicles. Approximately 77% of unit sales worldwide in fiscal 2012 were to the automotive replacement market, with the remaining sales to the OEM market.

Power Solutions accounted for 14% of the Company’s fiscal 2012 consolidated net sales. Batteries and key components are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.

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

Backlog

The Company’s backlog relating to the Building Efficiency business is applicable to its sales of systems and services. At September 30, 2012, the backlog was $5.2 billion, the majority of which relates to fiscal 2013. The backlog as of September 30, 2011 was $5.1 billion. The increase in backlog was primarily due to market share gains and conditions in Asia, partially offset by a decline in the North America Service segment. The backlog does not include amounts associated with contracts in the Global Workplace Solutions business because such contracts are typically multi-year service awards, nor does it include unitary products within the Other segment. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

Raw Materials

Raw materials used by the businesses in connection with their operations, including lead, steel, tin, aluminum, urethane chemicals, copper, sulfuric acid and polypropylene, were readily available during the year, and the Company expects such availability to continue. In fiscal 2013, commodity prices could fluctuate throughout the year and could significantly affect the results of operations.

Intellectual Property

Generally, the Company seeks statutory protection for strategic or financially important intellectual property developed in connection with its business. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other agreements.

The Company owns numerous U.S. and non-U.S. patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products or which are used in the manufacture of those products. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, no single patent, or group of patents, is critical to the success of the business. The Company, from time to time, grants licenses under its patents and technology and receives licenses under patents and technology of others.

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

The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with environmental laws and worker safety laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved by negotiation with regulatory authorities that result in commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. Historically, neither such commitments nor such penalties have been material. (See Item 3, “Legal Proceedings,” of this report for a discussion of the Company’s potential environmental liabilities.)

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2012 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.

Employees

As of September 30, 2012, the Company employed approximately 170,000 employees, of whom approximately 107,000 were hourly and 63,000 were salaried.

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

Available Information

The Company’s filings with the U.S. Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Advocacy at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, Board of Directors committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A	RISK FACTORS

General Risks

General economic, credit and capital market conditions could adversely affect our financial performance, may affect our ability to grow or sustain our businesses and could negatively affect our ability to access the capital markets.

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

In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Our primary exposures are to the euro, British pound, Japanese yen, Czech koruna, Mexican peso, Romanian lei, Hungarian forint, Polish zloty, Canadian dollar and Chinese renminbi. While we employ financial instruments to hedge transactional foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and could adversely impact our financial results and comparability of results from period to period. Specifically, there is concern regarding the overall stability of the euro and the future of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential negative developments and market perceptions related to the euro could adversely affect the value of our euro-denominated assets, as well as those of our customers and suppliers.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions; government-imposed plant or other operational shutdowns; corruption; natural and man-made disasters, hazards and losses; violence, civil and labor unrest, and possible terrorist attacks.

These and other factors may have a material adverse effect on our non-U.S. operations and therefore on our business and results of operations.

We are subject to regulation of our international operations that could adversely affect our business and results of operations.

Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and commercial customers, and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act, U.K. Bribery Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business, financial condition and results of operations.

Global climate change could negatively affect our business.

Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products, obsolescence of our products and our results of operations.

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

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Risks related to our defined benefit retirement plans may adversely impact our results of operations and cash flow.

Significant changes in actual investment return on defined benefit plan assets, discount rates, and other factors could adversely affect our results of operations and the amounts of contributions we must make to our defined benefit plans in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic benefit cost, refer to “Critical Accounting Estimates and Policies” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

An investigation by the European Commission (EC) related to European lead recyclers’ procurement practices is currently underway, with the Company one of several named companies subject to review. The Company cannot predict the ultimate financial impact, as the investigation is at a very preliminary stage. We will continue to cooperate with the EC in their investigation and monitor related commercial and financial implications, if any. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations may continue for several years and can result in substantial fines depending on the gravity and duration of the violations.

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

We expect acquisitions of businesses and assets to play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or manage timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors may negatively and adversely impact our growth, profitability and results of operations.

We are subject to business continuity risks associated with centralization of certain administrative functions.

We have been and are in the process of regionally centralizing certain administrative functions, primarily in North America, Europe and Asia, to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as invoicing, payments and general management operations, could be interrupted.

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

We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are fixed; therefore, in the short-term we cannot adjust for changes in commodity prices. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, unfavorability in our hedging programs during a period of declining commodity prices could result in lower margins as we reduce prices to match the market on a fixed commodity cost level.

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

Any of the following could materially and adversely impact the results of operations of our Building Efficiency business: loss of, changes in, or failure to perform under facility management supply contracts or other guaranteed performance contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major component suppliers; the unavailability of raw materials (primarily steel, copper and electronic components) necessary for production of HVAC equipment; price increases of limited-source components, products and services that we are unable to pass on to the market; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; revisions to energy efficiency legislation; a decline in the outsourcing of facility management services; availability of labor to support growth of our service businesses; and natural or man-made disasters or losses that impact our ability to deliver facility management and other products and services to our customers.

Automotive Experience Risks

Conditions in the automotive industry may adversely affect our results of operations.

Our financial performance depends, in part, on conditions in the automotive industry. In fiscal 2012, our largest customers globally were automobile manufacturers Ford Motor Company (Ford), Daimler AG and General Motors Corporation (GM). If automakers experience a decline in the number of new vehicle sales, we may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress.

Uncertainty related to the economic conditions in Europe may adversely affect our results of operations.

Automakers across Europe are experiencing difficulties from a weakened economy and tightening credit markets. As a result, we have experienced and may continue to experience reductions in orders from these OEM customers. A prolonged downturn in the European automotive industry or a significant change in product mix due to consumer demand could require us to shut down additional plants or result in additional impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our consolidated financial statements. Continued uncertainty relating to the economic conditions in Europe may continue to have an adverse impact on our business.

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

Any of the following could materially and adversely impact the results of operations of our Automotive Experience business: the loss of, or changes in, automobile supply contracts or sourcing strategies with our major customers or suppliers; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of our manufacturing facilities, which are generally located near, and devoted to, a particular customer’s facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that we have supplied; delays or difficulties in new product development; quantity and complexity of new program launches, which are subject to our customers’ timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior technologies; changing nature of our joint ventures and relationships with our strategic business partners; and global overcapacity and vehicle platform proliferation.

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

Lead is a major component of our lead-acid batteries, and the price of lead may be highly volatile. We attempt to manage the impact of changing lead prices through the recycling of used batteries returned to us by our aftermarket customers, commercial terms and commodity hedging programs. Our ability to mitigate the impact of lead price changes can be impacted by many factors, including customer negotiations, inventory level fluctuations and sales volume/mix changes, any of which could have an adverse effect on our results of operations.

Additionally, the prices of other commodities, primarily fuel, acid, resin and tin, may be volatile. If other commodity prices rise, and if we are not able to recover these cost increases through price increases to our customers, such increases will have an adverse effect on our results of operations. Moreover, the implementation of any price increases to our customers could negatively impact demand for our products.

Decreased demand from our customers in the automotive industry may adversely affect our results of operations.

Our financial performance in the Power Solutions business depends, in part, on conditions in the automotive industry. Sales to OEMs accounted for approximately 23% of the total sales of the Power Solutions business in fiscal 2012. Declines in the North American and European automotive production levels could reduce our sales and adversely affect our results of operations. In addition, if any OEMs reach a point where they cannot fund their operations, we may incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans.

A variety of other factors could adversely affect the results of operations of our Power Solutions business.

Any of the following could materially and adversely impact the results of operations of our Power Solutions business: loss of, or changes in, automobile battery supply contracts with our large original equipment and aftermarket customers; the increasing quality and useful life of batteries or use of alternative battery technologies, both of which may contribute to a growth slowdown in the lead-acid battery market; delays or cancellations of new vehicle programs; market and financial consequences of any recalls that may be required on our products; delays or difficulties in new product development, including lithium-ion technology; impact of potential increases in lithium-ion battery volumes on established lead-acid battery volumes as lithium-ion battery technology grows and costs become more competitive; financial instability or market declines of our customers or suppliers; interruption of supply of certain single-source components; changing nature of our joint ventures and relationships with our strategic business partners; unseasonable weather conditions in various parts of the world; increasing global environmental and safety regulations related to the manufacturing and recycling of lead-acid batteries, and transportation of battery materials; our ability to secure sufficient tolling capacity to recycle batteries; price and availability of battery cores used in recycling; and the lack of the development of a market for hybrid and electric vehicles.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC.

ITEM 2	PROPERTIES

At September 30, 2012, the Company conducted its operations in 67 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 88 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space. The Company considers its facilities to be suitable and adequate for their current uses. The majority of the facilities are operating at normal levels based on capacity.

Building Efficiency

Arizona	Phoenix (1),(4)	Austria	Vienna (4)
California	Fremont (1),(4)	Belgium	Diegem (1),(4)
	Roseville (1),(4)	Brazil	Pinhais (1),(4)
	Simi Valley (1),(4)	Canada	Ajax (1),(3)
	Whittier (4)		Oakville (1),(4)
Delaware	Newark (1),(4)		Victoria (1),(4)
Florida	Largo (1),(3)	China	Beijing (1),(4)
	Medley (1),(4)		Dalian (1),(4)
Georgia	Atlanta (1),(4)		Guangzhou (1),(4)
Illinois	Arlington Heights (4)		Qingyuan (2),(3)
	Elmhurst (1),(4)		Wuxi (2),(3)
	Wheeling (1),(4)	Denmark	Hornslet (2),(4)
Kansas	Lenexa (1),(4)		Viby (2),(3)
	Wichita (2),(3)	France	Carquefou Cedex (3)
Kentucky	Erlanger (1)		Colombes (1),(3)
	Louisville (1),(4)		Nantes (1)
Maryland	Baltimore (1),(4)	Germany	Essen (1),(3)
	Capitol Heights (1),(4)		Flensburg (1)
	Rossville (1)		Hamburg (1),(3)
	Sparks (1),(4)		Kempen (1)
Massachusetts	Lynnfield (4)		Mannheim (1),(3)
Michigan	Sterling Heights (1),(4)	Hong Kong	Hong Kong (1),(3)
Minnesota	Plymouth (1),(4)	India	Chakan (1),(3)
Mississippi	Hattiesburg (1)		Pune (1),(3)
Missouri	Albany	Italy	Milan (1),(3)
	St. Louis (1),(4)	Japan	Tokyo (1),(4)
New Jersey	Hainesport (1),(4)	Mexico	Apodaca (1)
North Carolina	Charlotte (1),(4)		Durango
Oregon	Portland (1),(4)		Juarez (3)
Oklahoma	Norman (3)		Monterrey (1),(3)
Pennsylvania	Audubon (1),(4)		Reynosa (3)
	York (1)	Netherlands	Dordrecht (3)
	Waynesboro (3)		Gorinchem (1),(3)
Texas	Houston (1),(4)	Poland	Warsaw (1),(3)
	Irving (4)	Russia	Moscow (1),(3)
	San Antonio	South Africa	Johannesburg (1),(4)
Washington	Fife (1),(4)	Spain	Sabadell (1),(3)
Wisconsin	Milwaukee (2),(4)	Turkey	Manisa (1)
	Waukesha (1),(4)	United Arab Emirates	Dubai (2),(3)

Automotive Experience

Alabama	Calera (1)	Argentina	Buenos Aires (1)
	Clanton		Cordoba (1)
	Cottondale		Rosario
	Eastaboga	Australia	Adelaide (1)
	McCalla (1)	Austria	Graz (1)
Georgia	LaGrange (1)		Mandling
	West Point (1)	Belgium	Assenede (1)
Illinois	Chicago (1)		Geel (1),(4)
	Sycamore	Brazil	Gravatai
Indiana	Kendallville		Pouso Alegre
Kentucky	Cadiz		Quatro Barras (2)
	Georgetown (2)		San Bernardo do Campo
	Louisville (1)		Santo Andre (1)
	Owensboro (1)		Sao Jose dos Campos
	Shelbyville (1)		Sao Jose dos Pinhais (1)
	Winchester (1)	Bulgaria	Sofia (1),(4)
Louisiana	Shreveport	Canada	Milton
Michigan	Auburn Hills (1)		Mississauga (1)
	Battle Creek		Tillsonburg
	Cascade (1)		Whitby (2)
	Croswell (1)	China	Beijing (3)
	Detroit		Kunshan (1),(3)
	Highland Park (1)		Shanghai (1),(3)
	Holland (2),(3)		Shenyang (1),(3)
	Kentwood (1)	Czech Republic	Benatky (1)
	Lansing (2)		Ceska Lipa (4)
	Monroe (1)		Mlada Boleslav (1)
	Port Huron (1)		Roudnice
	Plymouth (2),(4)		Rychnov (1)
	Romulus (1)		Strakonice
	Taylor (1)		Straz pod Ralskem
	Troy (1)	France	Cergy (1),(4)
	Warren (1)		Conflans-sur-Lanterne
Missouri	Eldon (2)		Creutzwald
	Kansas City (1)		Fesches-le-Chatel (1)
	Riverside (1)		La Ferte Bernard
Ohio	Bryan		Rosny
	Greenfield		Strasbourg
Northwood
Wauseon
Tennessee	Columbia (1)
Franklin
Murfreesboro (2)
Pulaski (1)
Texas	El Paso (1)
San Antonio (1)

Automotive Experience (continued)

Germany	Boblingen (1)	Poland	Bierun
	Bochum (2)		Siemianowice
	Bremen (1)		Skarbimierz (1)
	Burscheid (2),(4)		Swiebodzin
	Dautphe (2)		Zory
	Espelkamp	Portugal	Palmela
	Grefrath	Republic of Slovenia	Novo Mesto (1)
	Hannover (1)		Slovenj Gradec (3)
	Hilchenbach (2)	Romania	Bradu
	Holzgerlingen (1)		Craiova (1)
	Kaiserslautern		Jimbolia (1)
	Karlsruhe (1),(4)		Mioveni (1)
	Luneburg		Pitesti (1)
	Mannweiler (1)		Ploesti
	Markgroningen (1)		Timisoara (1)
	Neustadt	Russia	St. Petersburg (1)
	Rastatt (1)		Togliatti (1)
	Remscheid (1)	Slovak Republic	Bratislava (1),(4)
	Rockenhausen		Kostany nad Turcom (2)
	Saarlouis (1)		Lozorno (1)
	Solingen		Lucenec (2)
	Uberherrn		Namestovo (1)
	Waghausel (3)		Trencin (1)
	Zwickau		Zilina (2)
Italy	Grugliasco (1)	South Africa	Chloorkop (1)
	Melfi		East London (1)
	Ogliastro Cilento		Korsten
	Rocca D’Evandro		Pretoria
Japan	Ayase (1)		Swartkops (1)
	Hamamatsu		Uitenhage (1)
	Higashiomi		Wynberg (1)
	Shibahara (3)	Spain	Abrera
	Yokohama (1),(4)		Alagon
	Yokosuka (2)		Almussafes (2)
Korea	Ansan (1),(4)		Calatorao (1)
	Asan		Pedrola
Macedonia	Skopje		Redondela (1)
Malaysia	Melaka (1)		Valladolid
	Pekan (1)	Sweden	Goteburg (1)
	Perak Darul Redzuan (1)	Thailand	Chonburi (1)
	Selangor Darul Ehsan		Rayong
Mexico	Coahuila (1)	Tunesia	Bi’r al Bay (1)
	Ecapetec Edo (1)	Turkey	Bursa (2)
	Juarez (2)		Kocaeli
	Lerma (1)	United Kingdom	Birmingham
	Matamaros (1)		Burton-Upon-Trent
	Monclova		Ellesmere (1)
	Puebla (2)		Garston (1)
	Ramos Arizpe		Sunderland
	Reynosa (1)		Telford (1)
	Saltillo (2)		Wednesbury
Tlaxcala
Toluca (1)

Power Solutions

Arizona	Yuma (3)	Austria	Graz (1)
Delaware	Middletown (3)		Vienna (1)
Florida	Tampa (3)	Brazil	Sorocaba (3)
Illinois	Geneva (3)	China	Changxing (3)
Indiana	Ft. Wayne (3)		Chongqing (3)
Iowa	Red Oak (3)		Shanghai (2),(3)
Kentucky	Florence (1),(3)	Czech Republic	Ceska Lipa (2),(3)
Michigan	Holland (3)	France	Nersac (1),(4)
Missouri	St. Joseph (2),(3)		Rouen
North Carolina	Kernersville (3)		Sarreguemines (3)
Ohio	Toledo (3)	Germany	Hannover (3)
Oregon	Portland (2),(3)		Krautscheid (3)
South Carolina	Florence (3)		Zwickau (2),(3)
	Oconee (3)	Korea	Gumi (2),(3)
Texas	San Antonio (3)	Mexico	Celaya
Wisconsin	Milwaukee (4)		Cienega de Flores (1)
Escobedo
Flores
Garcia
San Pedro (1),(4)
Tlalnepantla (1),(4)
Torreon
		Spain	Burgos
Guadamar del Segura
Guadalajara (1)
Ibi (3)
		Sweden	Hultsfred

Corporate

Wisconsin	Milwaukee (4)

(1)	Leased facility
(2)	Includes both leased and owned facilities
(3)	Includes both administrative and manufacturing facilities
(4)	Administrative facility only

In addition to the above listing, which identifies large properties (greater than 25,000 square feet), there are approximately 570 Building Efficiency branch offices and other administrative offices located in major cities throughout the world. These offices are primarily leased facilities and vary in size in proportion to the volume of business in the particular locality.

ITEM 3	LEGAL PROCEEDINGS

As noted in Item 1, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 38 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $25 million and $30 million at September 30, 2012 and 2011, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2012 and 2011, the Company recorded conditional asset retirement obligations of $76 million and $91 million, respectively.

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

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 14, 2012 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on January 23, 2013.

Beda Bolzenius, 56, was elected a Corporate Vice President in November 2005 and has served as President - Automotive Seating since October 2012. He previously served as President of the Automotive Experience business from November 2005 to October 2012 and as Executive Vice President and General Manager Europe, Africa and South America for Automotive Experience from November 2004 to November 2005. Dr. Bolzenius joined the Company in November 2004 from Robert Bosch GmbH, a global manufacturer of automotive and industrial technology, consumer goods and building technology, where he most recently served as the president of Bosch’s Body Electronics division.

Colin Boyd, 53, was elected Vice President, Information Technology and Chief Information Officer in October 2008. Mr. Boyd previously served as Chief Information Officer and Corporate Vice President of Sony Ericsson from 2002 to 2008.

Susan F. Davis, 59, was elected Executive Vice President of Human Resources in September 2006. She previously served as Vice President of Human Resources from May 1994 to September 2006 and as Vice President of Organizational Development for the Automotive Experience business from August 1993 to April 1994. Ms. Davis joined the Company in 1983.

Charles A. Harvey, 60, was elected Corporate Vice President of Diversity and Public Affairs in November 2005. He previously served as Vice President of Human Resources for the Automotive Experience business and in other human resources leadership positions. Mr. Harvey joined the Company in 1991.

William C. Jackson, 52, was elected Executive Vice President - Operations and Innovation, in July 2011 and has served as President - Automotive Electronics & Interiors since October 2012. Prior to joining Johnson Controls, Mr. Jackson was Vice President and President of Automotive at Sears Holdings Corporation from 2009 to 2010. Prior to that, he served as Senior Vice President and board member of Booz, Allen & Hamilton and

Booz & Company, a strategy and consulting firm, where he led the firm’s Global Automotive, Transportation and Industrials Practice.

R. Bruce McDonald, 52, was elected Executive Vice President in September 2006 and Chief Financial Officer in May 2005. He previously served as Corporate Vice President from January 2002 to September 2006, Assistant Chief Financial Officer from October 2004 to May 2005 and Corporate Controller from November 2001 to October 2004. Mr. McDonald joined the Company in 2001.

Alex A. Molinaroli, 53, was elected a Corporate Vice President in May 2004 and has served as President of the Power Solutions business since January 2007. Previously, Mr. Molinaroli served as Vice President and General Manager for North America Systems & the Middle East for the Building Efficiency business and has held increasing levels of responsibility for controls systems and services sales and operations. Mr. Molinaroli joined the Company in 1983.

C. David Myers, 49, was elected a Corporate Vice President and President of the Building Efficiency business in December 2005, when he joined the Company in connection with the acquisition of York International Corporation (York). At York, Mr. Myers served as Chief Executive Officer from February 2004 to December 2005, President from June 2003 to December 2005, Executive Vice President and Chief Financial Officer from January 2003 to June 2003 and Vice President and Chief Financial Officer from February 2000 to January 2003.

Jerome D. Okarma, 60, was elected Vice President, Secretary and General Counsel in November 2004 and was named a Corporate Vice President in September 2003. He previously served as Assistant Secretary from 1990 to November 2004 and as Deputy General Counsel from June 2000 to November 2004. Mr. Okarma joined the Company in 1989.

Stephen A. Roell, 62, was elected Chief Executive Officer effective in October 2007, Chairman effective in January 2008, and President effective in May 2009. He was first elected to the Board of Directors in October 2004 and served as Executive Vice President from October 2004 through September 2007. Mr. Roell previously served as Chief Financial Officer between 1991 and May 2005, Senior Vice President from September 1998 to October 2004 and Vice President from 1991 to September 1998. Mr. Roell joined the Company in 1982.

Brian J. Stief, 56, was elected Vice President and Corporate Controller in July 2010 and serves as the Company’s Principal Accounting Officer. Prior to joining the Company, Mr. Stief was a partner with PricewaterhouseCoopers LLP, which he joined in 1979 and in which he became partner in 1989. He served several of the firm’s largest clients and also held various office managing partner roles.

Jacqueline F. Strayer, 58, was elected Vice President, Corporate Communication in September 2008. She previously served as Vice President, Corporate Communications, for Arrow Electronics, Inc. from 2004 to 2008. Prior to that, she held communication leadership positions at United Technologies Corporation and GE Capital Corporation.

Frank A. Voltolina, 52, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to joining the Company, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are duly-elected and qualified.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “JCI.”

Title of Class	Number of Record Holders as of September 30, 2012
Common Stock, $0.01 7/18 par value	40,019

	Common Stock Price Range		Dividends
	2012	2011	2012	2011
First Quarter	$24.29 - 33.90	$29.95 - 40.15	$0.18	$0.16
Second Quarter	30.81 - 35.95	36.95 - 42.42	0.18	0.16
Third Quarter	26.15 - 33.26	35.37 - 42.53	0.18	0.16
Fourth Quarter	23.37 - 29.59	25.91 - 42.92	0.18	0.16

Year	$23.37 - 35.95	$25.91 - 42.92	$0.72	$0.64

In September 2006, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s outstanding common stock. Stock repurchases under this program may be made through open market, privately negotiated transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program was substantially completed in the fourth quarter of fiscal 2012.

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. Stock repurchases under this program may be made through open market, privately negotiated transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended September 30, 2012.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/12 - 7/31/12
Purchases by Company (1)	250,000	$24.09	250,000	$54,242,754
8/1/12 - 8/31/12
Purchases by Company (1)	1,656,629	$25.86	1,656,629	$11,398,755
9/1/12 - 9/30/12
Purchases by Company (1)	418,686	$27.17	418,686	$21,366

7/1/12 - 7/31/12
Purchases by Citibank	250,000	$24.04	—	NA
8/1/12 - 8/31/12
Purchases by Citibank	—	—	—	NA
9/1/12 - 9/30/12
Purchases by Citibank	—	—	—	NA

(1)	Repurchases of the Company’s common stock by the Company pursuant to its publicly announced program may be intended to partially offset dilution related to the Company’s stock option and restricted stock equity compensation plans.

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

The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index and companies in our Diversified Industrials Peer Group.* This graph assumes the investment of $100 on September 30, 2007 and the reinvestment of all dividends since that date.

The Company’s transfer agent’s contact information is as follows:

Wells Fargo Bank, N.A.

Shareowner Services Department

P.O. Box 64874

St. Paul, MN 55164-0874

(877) 602-7397

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, financial position data and common share information for the fiscal years ended September 30, 2008 through September 30, 2012 (in millions, except per share data and number of employees and shareholders). Certain amounts have been revised to reflect the retrospective application of the Company’s accounting policy change for recognizing pension and postretirement benefit expense. Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

	Year ended September 30,
	2012	2011	2010	2009	2008
OPERATING RESULTS
Net sales	$41,955	$40,833	$34,305	$28,497	$38,062
Segment income (1)	2,567	2,347	1,948	244	2,094
Net income (loss) attributable to Johnson Controls, Inc. (6)	1,226	1,415	1,307	(681)	801
Earnings (loss) per share (6)
Basic	$1.80	$2.09	$1.94	$(1.14)	$1.35
Diluted	1.78	2.06	1.92	(1.14)	1.33
Return on average shareholders’ equity attributable to Johnson Controls, Inc. (2) (6)	11%	13%	14%	-7%	9%
Capital expenditures	$1,831	$1,325	$777	$647	$807
Depreciation and amortization	824	731	691	745	783
Number of employees	170,000	162,000	137,000	130,000	140,000
FINANCIAL POSITION
Working capital (3)	$2,300	$1,589	$919	$1,147	$1,225
Total assets	30,884	29,676	25,743	24,088	24,987
Long-term debt	5,321	4,533	2,652	3,168	3,201
Total debt	6,068	5,146	3,389	3,966	3,944
Shareholders’ equity attributable to Johnson Controls, Inc.	11,555	11,042	10,071	9,100	9,406
Total debt to total capitalization (4)	34%	32%	25%	30%	30%
Net book value per share (5)	$16.94	$16.23	$14.95	$13.56	$15.83
COMMON SHARE INFORMATION
Dividends per share	$0.72	$0.64	$0.52	$0.52	$0.52
Market prices
High	$35.95	$42.92	$35.77	$30.01	$44.46
Low	23.37	25.91	23.62	8.35	26.00
Weighted average shares (in millions)
Basic	681.5	677.7	672.0	595.3	593.1
Diluted	688.6	689.9	682.5	595.3	601.4
Number of shareholders	40,019	43,340	44,627	46,460	47,543

(1)	Segment income is calculated as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, debt conversion costs, significant restructuring costs and net mark-to-market adjustments on pension and postretirement plans.
(2)	Return on average shareholders’ equity attributable to Johnson Controls, Inc. (ROE) represents net income attributable to Johnson Controls, Inc. divided by average shareholders’ equity attributable to Johnson Controls, Inc.

(3)	Working capital is defined as current assets less current liabilities, excluding cash, short-term debt and the current portion of long-term debt.
(4)	Total debt to total capitalization represents total debt divided by the sum of total debt and shareholders’ equity attributable to Johnson Controls, Inc.
(5)	Net book value per share represents shareholders’ equity attributable to Johnson Controls, Inc. divided by the number of common shares outstanding at the end of the period.
(6)	Net income attributable to Johnson Controls, Inc. includes $297 million, $230 million and $495 million of significant restructuring costs in fiscal year 2012, 2009 and 2008, respectively. It also includes $447 million, $384 million, $269 million, $532 million and $301 million of net mark-to-market charges on pension and postretirement plans in fiscal year 2012, 2011, 2010, 2009 and 2008, respectively. The preceding amounts are stated on a pre-tax basis.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2012. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

Certain amounts have been revised to reflect the retrospective application of the Company’s accounting policy change for recognizing pension and postretirement benefit expense. Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

Outlook

On October 30, 2012, the Company gave a preliminary outlook of its market and financial expectations for fiscal 2013, saying it believes softening end markets will limit its ability to grow revenues and earnings in the upcoming year. In addition, the Company anticipates a higher effective tax rate of 20% in fiscal 2013 due to an increased percentage of total earnings in the United States. The Company expects fiscal 2013 first-half earnings to be significantly lower than the same period of fiscal 2012 with higher year over year earnings in the second half of the year. The Company also expects to incur additional restructuring-related costs in the first half of fiscal 2013 (approximately $0.08 - $0.10 impact on earnings per share) and believes the financial benefits of the restructuring announced in the fiscal 2012 fourth quarter will begin to accrue in the second half of fiscal 2013. The Company plans to be diligent in controlling costs, but will remain committed to making investments that support its long-term growth and profitability strategies. The Company expects full year fiscal 2013 earnings to be flat to slightly higher than fiscal 2012.

Effective October 1, 2013, the Company reorganized its Automotive Experience reportable segments to align with its new management reporting structure and business activities. As a result of this change, Automotive Experience will be comprised of three new reportable segments for financial reporting purposes: Seating, Electronics and Interiors. This change will be reflected in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, with comparable periods revised to conform to the new presentation.

FISCAL YEAR 2012 COMPARED TO FISCAL YEAR 2011

Net Sales

	Year Ended
	September 30,
(in millions)	2012	2011	Change

Net sales	$41,955	$40,833	3%

The increase in consolidated net sales was due to higher sales in the Automotive Experience business ($2.0 billion), Power Solutions business ($224 million) and Building Efficiency business ($95 million), partially offset by the unfavorable impact of foreign currency translation ($1.2 billion). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 6% as compared to the prior year. The favorable impacts of increased automotive industry production in North America, strong automotive and buildings demand in China, and incremental sales from acquisitions were partially offset by the negative impacts of lower automotive industry production in Europe, weak Building Efficiency markets and mild weather conditions on automotive battery aftermarket demand. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended
	September 30,
(in millions)	2012	2011	Change

Cost of sales	$35,737	$34,775	3%
Gross profit	6,218	6,058	3%
% of sales	14.8%	14.8%

The increase in total cost of sales year over year corresponds to the sales growth noted above, with gross profit percentage remaining consistent. Gross profit in the Automotive Experience business was favorably impacted by lower purchasing costs offset by higher operating costs associated with performance at metals facilities and net unfavorable commercial settlements and pricing. The Power Solutions business experienced favorable pricing and product mix offset by higher operating, battery core and transportation costs. Gross profit in the Building Efficiency business benefited year over year from improved labor utilization and pricing initiatives, offset by overall unfavorable gross margin rates. Foreign currency translation had a favorable impact on cost of sales of approximately $1.1 billion. Net mark-to-market adjustments on pension and postretirement plans had a net favorable year over year impact on cost of sales of $87 million ($33 million charge in fiscal 2012 compared to $120 million charge in fiscal 2011) primarily due to assumption changes for certain non-U.S. plans partially offset by a decline in year over year discount rates. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Year Ended
	September 30,
(in millions)	2012	2011	Change

Selling, general and administrative expenses	$4,438	$4,393	1%
% of sales	10.6%	10.8%

Selling, general and administrative expenses (SG&A) increased slightly year over year, but decreased slightly as a percentage of sales. Automotive Experience business SG&A increased primarily due to the incremental SG&A of acquired businesses, partially offset by non-recurring prior year costs related to business acquisitions. Power Solutions business SG&A increased primarily due to higher employee-related costs and incremental SG&A of acquired businesses. Building Efficiency business SG&A decreased primarily due to cost reduction initiatives, prior year restructuring costs and gains on business divestitures. The unfavorable impact of net mark-to-market adjustments on pension and postretirement plans in SG&A increased year over year by $150 million ($414 million charge in fiscal 2012 compared to $264 million charge in fiscal 2011) primarily due to a significant decline in year over year discount rates. Foreign currency translation had a favorable impact on SG&A of $101 million. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Significant Restructuring Costs

	Year Ended
	September 30,
(in millions)	2012	2011	Change

Restructuring costs	$297	$—	*

*	Measure not meaningful

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan (2012 Plan) in the third and fourth quarters of fiscal 2012 and recorded a $297 million restructuring charge, $52 million in the third quarter and $245 million in the fourth quarter of fiscal 2012. The restructuring charge related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions and plant closures. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

Refer to Note 15, “Significant Restructuring Costs,” of the notes to consolidated financial statements for further disclosure related to the Company’s restructuring plans.

Net Financing Charges

	Year Ended
	September 30,
(in millions)	2012	2011	Change

Net financing charges	$233	$174	34%

The increase in net financing charges was primarily due to higher debt levels in fiscal 2012 as compared to the prior year.

Equity Income

	Year Ended
	September 30,
(in millions)	2012	2011	Change

Equity income	$340	$298	14%

The increase in equity income was primarily due to a gain on redemption of a warrant for an existing partially-owned affiliate and a gain on a current year acquisition of a partially-owned affiliate in the Power Solutions business, partially offset by a gain on a prior year acquisition of a partially-owned affiliate net of acquisition costs and related purchase accounting adjustments and a partially-owned equity affiliate’s restatement of prior period income in the Power Solutions business. The remaining increase in equity income was primarily due to higher earnings at certain Building Efficiency partially-owned affiliates. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Provision for Income Taxes

	Year Ended
	September 30,
(in millions)	2012	2011	Change

Provision for income taxes	$237	$257	-8%

The effective rate is below the U.S. statutory rate primarily due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate. Refer to Note 17, “Income Taxes,” of the notes to consolidated financial statements for further details.

Valuation Allowances

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

In fiscal 2012, the Company recorded an overall increase to its valuation allowances of $47 million primarily due to a discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2012, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Power Solutions in China would not be utilized. Therefore, the Company recorded a $35 million valuation allowance in the three month period ended September 30, 2012.

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

Given the current economic uncertainty, it is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net increase to tax expense of up to $400 million.

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

As a result of certain recent events related to prior tax planning initiatives, during the third quarter of fiscal 2012, the Company reduced the reserve for uncertain tax positions by $22 million, including $13 million of interest and penalties.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2012, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The Company expects that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $200 million benefit to tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

The look-through rule, under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2012. The look-through rule had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. It is generally thought that this rule will be extended with the possibility of retroactive application.

During the fiscal year ended September 30, 2012, tax legislation was adopted in Japan which reduces its statutory income tax rate by 5%. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward. None of these changes had a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Income Attributable to Noncontrolling Interests

	Year Ended
	September 30,
(in millions)	2012	2011	Change

Income attributable to noncontrolling interests	$127	$117	9%

The increase in income attributable to noncontrolling interests was primarily due to higher earnings at certain Power Solutions and Building Efficiency partially-owned affiliates, partially offset by the effects of an increase in the Company’s ownership percentage in an Automotive Experience partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Year Ended
	September 30,
(in millions)	2012	2011	Change

Net income attributable to Johnson Controls, Inc.	$1,226	$1,415	-13%

The decrease in net income attributable to Johnson Controls, Inc. was primarily due to higher selling, general and administrative expenses, restructuring costs, net financing charges and income attributable to noncontrolling interests, and the unfavorable impact of foreign currency translation, partially offset by higher sales and equity income, and a decrease in the provision for income taxes. Fiscal 2012 diluted earnings per share was $1.78 compared to prior year’s diluted earnings per share of $2.06.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring costs and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2012	2011	Change	2012	2011	Change

North America Systems	$2,389	$2,343	2%	$286	$247	16%
North America Service	2,145	2,305	-7%	164	121	36%
Global Workplace Solutions	4,294	4,153	3%	52	22	*
Asia	1,987	1,840	8%	267	251	6%
Other	3,900	4,252	-8%	141	105	34%

	$14,715	$14,893	-1%	$910	$746	22%

*	Measure not meaningful

Net Sales:

•

The increase in North America Systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($50 million), partially offset by the unfavorable impact of foreign currency translation ($4 million).

•

The decrease in North America Service was primarily due to a reduction in truck-based volumes ($130 million) and energy solutions volumes ($50 million), and the unfavorable impact of foreign currency translation ($4 million), partially offset by the incremental sales from a prior year business acquisition ($24 million).

•

The increase in Global Workplace Solutions was primarily due to a net increase in services to new and existing customers ($264 million), partially offset by the unfavorable impact of foreign currency translation ($123 million).

•

The increase in Asia was primarily due to higher service volumes including the prior year negative impact of the Japan earthquake and related events ($84 million), higher volumes of equipment and controls systems ($39 million), and the favorable impact of foreign currency translation ($24 million).

•

The decrease in Other was primarily due to the unfavorable impact of foreign currency translation ($166 million), lower volumes in Latin America ($93 million), the Middle East ($41 million) and Europe ($32 million), and lower volumes due to current year divestitures ($55 million), partially offset by higher volumes in other business areas ($33 million) and unitary products ($2 million).

Segment Income:

•	The increase in North America Systems was primarily due to lower selling, general and administrative expenses ($24 million) and higher volumes ($15 million).

•

The increase in North America Service was primarily due to lower selling, general and administrative expenses ($40 million) and favorable margin rates ($38 million), partially offset by lower volumes ($31 million), loss on a business divestiture ($3 million) and lower equity income ($1 million).

•

The increase in Global Workplace Solutions was primarily due to higher volumes ($15 million), lower selling, general and administrative expenses ($14 million) and favorable margin rates ($4 million), partially offset by unfavorable impact of foreign currency translation ($3 million).

•

The increase in Asia was primarily due to higher volumes ($30 million) and the favorable impact of foreign currency translation ($6 million), partially offset by higher selling, general and administrative expenses ($18 million) and unfavorable margin rates ($2 million).

•

The increase in Other was primarily due to gains on business divestitures net of transaction costs ($42 million), prior year restructuring costs ($35 million), prior year non-recurring charges related to South America indirect taxes ($24 million), lower selling, general and administrative expenses ($14 million), prior year business distribution costs ($11 million) and higher equity income ($6 million), partially offset by unfavorable margin rates ($51 million), lower volumes ($20 million), net prior year warranty accrual adjustment due to favorable experience ($14 million), lower income due to current year divestitures ($10 million) and the unfavorable impact of foreign currency translation ($1 million).

Automotive Experience

	Net Sales			Segment Income (Loss)
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2012	2011	Change	2012	2011	Change

North America	$8,721	$7,431	17%	$487	$419	16%
Europe	9,973	10,267	-3%	(52)	116	*
Asia	2,640	2,367	12%	368	245	50%

	$21,334	$20,065	6%	$803	$780	3%

*	Measure not meaningful

Net Sales:

•

The increase in North America was primarily due to higher volumes to major OEM customers ($967 million), the prior year negative impact of the Japan earthquake and related events ($263 million), and incremental sales due to prior year business acquisitions ($129 million), partially offset by net unfavorable pricing and commercial settlements ($69 million).

•

The decrease in Europe was primarily due to the unfavorable impact of foreign currency translation ($773 million), net unfavorable pricing and commercial settlements ($84 million), and lower volumes despite the prior year negative impact of the Japan earthquake and related events ($32 million), partially offset by incremental sales due to business acquisitions ($595 million).

•

The increase in Asia was primarily due to higher volumes and new customer awards including the prior year negative impact of the Japan earthquake and related events ($182 million), incremental sales due to prior year acquisitions ($144 million) and the favorable impact of foreign currency translation ($9 million), partially offset by net unfavorable pricing and commercial settlements ($37 million) and the negative impact of the flooding in Thailand and related events ($25 million).

Segment Income:

•

The increase in North America was primarily due to higher volumes ($199 million), the prior year negative impact of the earthquake in Japan and related events ($61 million), lower purchasing costs ($49 million), higher equity income ($4 million), lower engineering expenses ($3 million) and incremental operating income of prior year acquisitions ($3 million), partially offset by higher operating costs ($126 million), net unfavorable commercial settlements and pricing ($91 million), and higher selling, general and administrative expenses ($34 million).

•

The decrease in Europe was primarily due to higher operating costs ($131 million), net unfavorable commercial settlements and pricing ($88 million), lower volumes despite the prior year negative impact of the earthquake in Japan and related events ($65 million), and higher selling, general and administrative expenses ($40 million), partially offset by prior year costs related to business acquisitions ($64 million), incremental operating income of prior year acquisitions ($42 million), lower purchasing costs ($26 million), lower engineering expenses ($23 million) and the favorable impact of foreign currency translation ($1 million).

•

The increase in Asia was primarily due to higher volumes including the prior year negative impact of the earthquake in Japan and related events ($64 million), lower purchasing costs ($41 million), lower selling, general and administrative expenses ($28 million), incremental operating income of prior year acquisitions ($19 million), lower operating costs ($14 million) and the favorable impact of foreign currency translation ($2 million), partially offset by net unfavorable commercial settlements and pricing ($34 million), the negative impact of the flooding in Thailand and related events ($5 million), higher engineering expenses ($3 million) and lower equity income ($3 million).

Power Solutions

	Year Ended
	September 30,
(in millions)	2012	2011	Change

Net sales	$5,906	$5,875	1%
Segment income	854	821	4%

•

Net sales increased primarily due to favorable pricing and product mix ($156 million), higher volumes including the prior year negative impact of the earthquake in Japan and related events ($144 million), and incremental sales due to business acquisitions ($38 million), partially offset by the unfavorable impact of foreign currency translation ($193 million) and impact of pass through pricing ($114 million).

•

Segment income increased primarily due to favorable pricing and product mix including lead net of higher costs for battery cores ($117 million); a gain on redemption of a warrant for an existing partially-owned affiliate ($25 million); higher volumes including the prior year negative impact of the earthquake in Japan and related events ($24 million); change in asset retirement obligations ($14 million); an insurance settlement ($12 million); a gain on a current year acquisition of a partially-owned affiliate ($9 million) and higher equity income ($4 million); partially offset by higher operating and transportation costs ($46 million); higher selling, general and administrative expenses ($43 million); a gain on a prior year acquisition of a partially-owned affiliate net of acquisition costs and related purchase accounting adjustments and a partially-owned affiliate’s restatement of prior period income ($37 million); the unfavorable impact of foreign currency translation ($21 million); an impairment of an equity investment ($14 million) and the unfavorable impact of business acquisitions ($11 million).

FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010

Net Sales

	Year Ended
	September 30,
(in millions)	2011	2010	Change

Net sales	$40,833	$34,305	19%

The increase in consolidated net sales was primarily due to higher sales in the Automotive Experience business ($3.1 billion) as a result of increased industry production levels in all segments and incremental sales due to business acquisitions; higher sales in the Building Efficiency business ($1.7 billion) as a result of higher sales in all segments; higher sales in the Power Solutions business ($0.9 billion) reflecting higher sales volumes, the impact of higher lead costs on pricing and sales associated with a prior year business acquisition; and the favorable impact of foreign currency translation ($0.8 billion). Excluding the favorable impact of foreign currency translation, consolidated net sales increased 17% as compared to the prior year. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended
	September 30,
(in millions)	2011	2010	Change

Cost of sales	$34,775	$29,084	20%
Gross profit	6,058	5,221	16%
% of sales	14.8%	15.2%

The increase in total cost of sales year over year corresponds to the sales growth noted above, with gross profit percentage decreasing slightly. Gross profit in the Automotive Experience business was unfavorably impacted by the earthquake in Japan and related events, higher operating costs in Europe and unfavorable commercial settlements and pricing in Europe, partially offset by the income of acquisitions. Gross profit in the Building Efficiency business reflected overall unfavorable gross margin rates partially offset by prior year inventory adjustments. The Power Solutions business experienced favorable pricing and product mix, and income associated with a prior year business acquisition, partially offset by higher operating and transportation costs. Foreign currency translation had an unfavorable impact on cost of sales of approximately $0.7 billion. The unfavorable impact of net mark-to-market adjustments on pension and postretirement plans in cost of sales increased year over year by $52 million ($120 million charge in fiscal 2011 compared to $68 million charge in fiscal 2010) primarily due to a decline in year over year discount rates. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Year Ended
	September 30,
(in millions)	2011	2010	Change

Selling, general and administrative expenses	$4,393	$3,796	16%
% of sales	10.8%	11.1%

Selling, general and administrative expenses (SG&A) increased year over year, but decreased as a percentage of sales. Automotive Experience business SG&A increased primarily due to costs related to business acquisitions, incremental SG&A of acquired businesses and higher engineering expenses. Building Efficiency business SG&A increased primarily due to higher employee-related costs, restructuring costs and information technology implementation costs. Power Solutions business SG&A increased primarily due to higher employee-related costs and incremental SG&A of acquired businesses. The unfavorable impact of net mark-to-market adjustments on pension and postretirement plans in SG&A increased year over year by $63 million ($264 million charge in fiscal 2011 compared to $201 million charge in fiscal 2010) primarily due to a decline in year over year discount rates. Foreign currency translation had an unfavorable impact on SG&A of $63 million. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Net Financing Charges

	Year Ended
	September 30,
(in millions)	2011	2010	Change

Net financing charges	$174	$170	2%

The increase in net financing charges was primarily due to higher debt levels partially offset by lower interest rates in fiscal 2011.

Equity Income

	Year Ended
	September 30,
(in millions)	2011	2010	Change

Equity income	$298	$254	17%

The increase in equity income was primarily due to a gain on acquisition of partially-owned affiliate net of acquisition costs and purchase accounting adjustments and a partially-owned equity affiliate’s restatement of prior period income in the Power Solutions business, partially offset by a prior year gain on consolidation of a Korean partially-owned affiliate in the Power Solutions business. The remaining increase in equity income was primarily due to higher earnings at certain Automotive Experience and Building Efficiency partially-owned affiliates.

Provision for Income Taxes

	Year Ended
	September 30,
(in millions)	2011	2010	Change

Provision for income taxes	$257	$127	*

*	Measure not meaningful

The effective rate is below the U.S. statutory rate primarily due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate. Refer to Note 17, “Income Taxes,” of the notes to consolidated financial statements for further details.

Valuation Allowances

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

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

In the third quarter of fiscal 2010, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Slovakia Automotive Experience entity would be utilized. Therefore, the Company released $13 million of valuation allowances in the three month period ended June 30, 2010.

In the first quarter of fiscal 2010, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Brazil Automotive Experience entity would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.

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

On March 23, 2010, the U.S. President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR3590). Included among the major provisions of the law was a change in the tax treatment of a portion of Medicare Part D medical payments. The Company recorded a noncash tax charge of approximately $18 million in the second quarter of fiscal year 2010 to reflect the impact of this change. In the fourth quarter of fiscal 2010, the amount decreased by $2 million resulting in an overall impact of $16 million.

Income Attributable to Noncontrolling Interests

	Year Ended
	September 30,
(in millions)	2011	2010	Change

Income attributable to noncontrolling interests	$117	$75	56%

The increase in income attributable to noncontrolling interests was primarily due to higher earnings at certain Automotive Experience partially-owned affiliates in North America and Asia, and a Power Solutions partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Year Ended
	September 30,
(in millions)	2011	2010	Change

Net income attributable to Johnson Controls, Inc.	$1,415	$1,307	8%

The increase in net income attributable to Johnson Controls, Inc. was primarily due to higher sales and equity income, and the favorable impact of foreign currency translation, partially offset by an increase in selling, general and administrative expenses, provision for income taxes and income attributable to noncontrolling interests. Fiscal 2011 diluted earnings per share was $2.06 compared to prior year’s diluted earnings per share of $1.92.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring costs and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2011	2010	Change	2011	2010	Change

North America Systems	$2,343	$2,142	9%	$247	$206	20%
North America Service	2,305	2,127	8%	121	117	3%
Global Workplace Solutions	4,153	3,288	26%	22	40	-45%
Asia	1,840	1,422	29%	251	180	39%
Other	4,252	3,823	11%	105	136	-23%

	$14,893	$12,802	16%	$746	$679	10%

Net Sales:

•

The increase in North America Systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($191 million), and the favorable impact of foreign currency translation ($10 million).

•

The increase in North America Service was primarily due to higher volumes, mainly driven by energy solutions and truck-based business ($120 million), incremental sales due to a prior year business acquisition ($46 million) and the favorable impact of foreign currency translation ($12 million).

•

The increase in Global Workplace Solutions was primarily due to a net increase in services to new and existing customers ($709 million), and the favorable impact of foreign currency translation ($156 million).

•

The increase in Asia was primarily due to higher volumes of equipment and controls systems ($255 million), the favorable impact of foreign currency translation ($98 million), and higher service volumes including the negative impact of the Japan earthquake and related events ($65 million).

•

The increase in Other was primarily due to higher volumes in the Middle East ($198 million), Latin America ($107 million) and Europe ($39 million), and the favorable impact of foreign currency translation ($85 million).

Segment Income:

•

The increase in North America Systems was primarily due to higher volumes ($38 million), favorable margin rates ($25 million), prior year reserves for existing customers ($13 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher selling, general and administrative expenses ($36 million).

•

The increase in North America Service was primarily due to prior year inventory adjustments and information technology implementation costs ($55 million), higher volumes ($25 million), lower selling, general and administrative expenses ($2 million) and the favorable impact of foreign currency translation ($1 million), partially offset by unfavorable mix and margin rates ($79 million).

•

The decrease in Global Workplace Solutions was primarily due to unfavorable margin rates ($40 million) and higher selling, general and administrative expenses ($32 million), partially offset by higher volumes ($49 million) and the favorable impact of foreign currency translation ($5 million).

•

The increase in Asia was primarily due to higher volumes ($82 million) and the favorable impact of foreign currency translation ($15 million), partially offset by higher selling, general and administrative expenses ($26 million).

•

The decrease in Other was primarily due to higher selling, general and administrative expenses ($41 million), restructuring costs ($35 million), non-recurring charges related to South America indirect taxes ($24 million), unfavorable margin rates ($15 million) and distribution business costs ($11 million), partially offset by higher volumes ($75 million), higher equity income ($18 million) and the favorable impact of foreign currency translation ($2 million).

Automotive Experience

	Net Sales			Segment Income
	for the Year Ended			for the Year Ended
	September 30,			September 30,
(in millions)	2011	2010	Change	2011	2010	Change

North America	$7,431	$6,765	10%	$419	$380	10%
Europe	10,267	8,019	28%	116	108	7%
Asia	2,367	1,826	30%	245	109	125%

	$20,065	$16,610	21%	$780	$597	31%

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

Segment Income:

•

The increase in North America was primarily due to higher volumes ($160 million), higher equity income ($6 million), and net favorable commercial settlements and pricing ($5 million), partially offset by the negative impact of the earthquake in Japan and related events ($61 million), higher selling, general and administrative expenses net of a legal settlement award ($36 million), higher engineering expenses ($27 million) and higher purchasing costs ($8 million).

•

The increase in Europe was primarily due to higher volumes including the negative impact of the earthquake in Japan and related events ($95 million), operating income of current year acquisitions ($75 million), lower selling, general and administrative expenses ($16 million) and the favorable impact of foreign currency translation ($9 million), partially offset by costs related to business acquisitions ($64 million), higher operating costs ($58 million), unfavorable commercial settlements and pricing ($34 million), higher engineering expenses ($22 million) and higher purchasing costs ($9 million).

•

The increase in Asia was primarily due to higher volumes including the negative impact of the earthquake in Japan and related events ($84 million), higher equity income mainly in China ($55 million), prior year asset impairment charges in Japan ($22 million), lower purchasing costs ($19 million), lower operating costs ($13 million) and the favorable impact of foreign currency translation ($4 million), partially offset by higher selling, general and administrative expenses ($33 million), unfavorable pricing ($16 million) and higher engineering expenses ($12 million).

Power Solutions

	Year Ended
	September 30,
(in millions)	2011	2010	Change

Net sales	$5,875	$4,893	20%
Segment income	821	672	22%

•

Net sales increased primarily due to the impact of higher lead costs on pricing ($287 million), higher sales volumes including the negative impact of the earthquake in Japan and related events ($283 million), sales associated with a prior year business acquisition ($261 million), favorable price/product mix ($81 million) and the favorable impact of foreign currency translation ($70 million).

•

Segment income increased primarily due to favorable pricing and product mix net of lead and other commodity costs ($145 million); higher sales volumes ($56 million); a gain on acquisition of a partially-owned affiliate net of acquisition costs and related purchase accounting adjustments and a partially-owned equity affiliate’s restatement of prior period income ($37 million); income associated with a prior year business acquisition ($30 million); and the favorable impact of foreign currency translation ($8 million); partially offset by higher operating and transportation costs ($44 million); higher selling, general and administrative expenses ($38 million); prior year net gain on acquisition of a Korean partially-owned affiliate ($37 million); and lower equity income ($8 million).

GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS

Goodwill at September 30, 2012 was $7.0 billion, $34 million lower than the prior year. The decrease was primarily due to the impact of foreign currency translation and current year business divestitures, partially offset by business acquisitions.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2012, 2011 and 2010 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2012, 2011 and 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test. While at September 30, 2012 the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, a prolonged significant decline in the European automotive industry could put the Company at risk of not achieving future growth assumptions and could result in impairment of goodwill or other long-lived assets, or result in additional restructuring actions, within the Automotive Experience Europe segment, which could be material to the consolidated financial statements.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2012, 2011 and 2010, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

The Company reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. Given the current economic uncertainty, it is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net increase to tax expense of up to $400 million.

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

In the third and fourth quarters of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its 2012 restructuring plan. In addition, in the fourth quarter of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets due to volume declines in the European automotive markets. As a result, the Company reviewed the long-lived assets for impairment and recorded a $39 million impairment charge within restructuring costs on the consolidated statement of income, of which $3 million was recorded in the third quarter and $36 million in the fourth quarter of fiscal 2012. Of the total impairment charge, $14 million related to the Power Solutions segment, $11 million related to the Automotive Experience Europe segment, $4 million related to the Building Efficiency Other segment and $10 million related to corporate assets. Refer to Note 15, “Significant Restructuring Costs,” of the notes to consolidated financial statements for further information regarding the 2012 Plan. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”

In the second quarter of fiscal 2012, the Company recorded an impairment charge related to an equity investment. Refer to Note 10, “Fair Value Measurements,” of the notes to consolidated financial statements for additional information.

At September 30, 2012 and 2011, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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

In the second quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to planned plant closures for the Automotive Experience North America segment. These closures are a result of the Company’s revised restructuring actions to the 2008 restructuring plan. As a result, the Company reviewed its long-lived assets for impairment and recorded a $19 million impairment charge in the second quarter of fiscal 2010 related to the Automotive Experience North America segment. This impairment charge was offset by a decrease in the Company’s restructuring reserve related to the 2008 restructuring plan due to lower employee severance and termination benefit cash payments than previously expected. The impairment was measured under an income approach utilizing forecasted discounted cash flows to determine the fair value of the impaired assets. This method is consistent with the method the Company has employed in prior periods to value other long-lived assets. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”

Investments in partially-owned affiliates (“affiliates”) at September 30, 2012 were $948 million, $137 million higher than the prior year. The increase was primarily due to positive earnings by affiliates in all businesses, primarily in the Automotive Experience Asia and Power Solutions segments, and an acquisition of additional interests in a Power Solutions affiliate, partially offset by dividends paid by affiliates and the acquisition of the controlling interest in a formerly unconsolidated Power Solutions affiliate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30,	September 30,
(in millions)	2012	2011	Change

Current assets	$12,673	$12,015
Current liabilities	(10,855)	(10,782)

	1,818	1,233	47%

Less: Cash	265	257
Add: Short-term debt	323	596
Add: Current portion of long-term debt	424	17

Working capital	$2,300	$1,589	45%

Accounts receivable	7,308	7,151	2%
Inventories	2,227	2,316	-4%
Accounts payable	6,114	6,159	-1%

•

The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, and the current portion of long-term debt. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•

The increase in working capital at September 30, 2012 as compared to September 30, 2011 was primarily due to higher accounts receivable from higher sales volumes, lower accounts payable primarily due to timing of supplier payments, lower accrued compensation and benefits primarily due to lower incentive compensation, and higher other current assets, partially offset by lower inventory levels based on increased turnover.

•

The Company’s days sales in accounts receivable increased to 55 at September 30, 2012 from 52 for the prior year. The increase in accounts receivable compared to September 30, 2011 was primarily due to increased sales in the current year and timing of customer receipts. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns during fiscal 2012 were higher compared to the prior year primarily due to increased sales volumes and improvements in inventory management.

•	Days in accounts payable at September 30, 2012 increased to 72 days from 71 days at September 30, 2011 primarily due to the timing of supplier payments.

Cash Flows

	Year Ended September 30,
(in millions)	2012	2011

Cash provided by operating activities	$1,559	$1,076
Cash used by investing activities	(1,792)	(2,637)
Cash provided by financing activities	207	1,239
Capital expenditures	(1,831)	(1,325)

•

The increase in cash provided by operating activities was primarily due to changes in accounts receivable, inventory and restructuring reserves; partially offset by changes in accounts payable and accrued liabilities, other assets and accrued income taxes; and lower net income.

•

The decrease in cash used by investing activities was primarily due to lower cash paid for acquisitions of businesses and cash received for business divestitures, partially offset by higher capital expenditures.

•

The decrease in cash provided by financing activities was primarily due to a prior year $1.6 billion bond issuance, and current year cash paid to repurchase stock and acquire noncontrolling interests, partially offset by a current year $1.1 billion bond issuance and lower repayments of debt. Refer to Note 8, “Debt and Financing Arrangements,” of the notes to consolidated financial statements for further discussion on debt issuances and debt levels.

•

The increase in capital expenditures in the current year primarily related to capacity increases and vertical integration efforts in the Power Solutions business, program spending for new customer launches in the Automotive Experience business, and increased investments to support customer growth and enhance the Company’s strategic footprint primarily in Southeast Asia.

Capitalization

	September 30,	September 30,
(in millions)	2012	2011	Change

Short-term debt	$323	$596
Current portion of long-term debt	424	17
Long-term debt	5,321	4,533

Total debt	$6,068	$5,146	18%
Shareholders’ equity attributable to Johnson Controls, Inc.	11,555	11,042	5%

Total capitalization	$17,623	$16,188	9%

Total debt as a % of total capitalization	34%	32%

•

The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•

At September 30, 2012 and 2011, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro and 223 million euro, respectively. Additionally, at September 30, 2012 and 2011, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $185 million and $50 million, respectively. There were no draws on any of the revolving facilities for the respective periods. As of September 30, 2012, facilities for $185 million and 137 million euro are scheduled to expire in fiscal 2013, and a facility for 100 million euro is scheduled to expire in fiscal 2014.

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

•

In February 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in February 2015. The facility is used to support the Company’s outstanding commercial paper. At September 30, 2012, there were no draws on the facility.

•

In April 2011, a total of 157,820 equity units, which had a purchase contract settlement date of March 31, 2012, were early exercised. As a result, the Company issued 766,673 shares of Johnson Controls, Inc. common stock and approximately $8 million of 11.5% notes due 2042.

•

In November 2011, the Company issued $400 million aggregate principal amount of 2.6% senior unsecured fixed rate notes due in fiscal 2017, $450 million aggregate principal amount of 3.75% senior unsecured fixed rate notes due in fiscal 2022 and $250 million aggregate principal amount of 5.25% senior unsecured fixed rate notes due in fiscal 2042. Aggregate net proceeds of $1.1 billion from the issues were used for general corporate purposes, including the retirement of short-term debt and contributions to the Company’s pension and postretirement plans.

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

•

The Company also selectively makes use of short-term credit lines. The Company estimates that, as of September 30, 2012, it could borrow up to $1.9 billion at its current debt ratings on committed credit lines.

•

The Company believes its capital resources and liquidity position at September 30, 2012 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities, announced acquisitions and any potential acquisitions in fiscal 2013 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of September 30, 2012. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•

The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. The Company currently does not intend nor foresee a need to repatriate these funds. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund the Company’s domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by operations domestically, the Company could elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of the Company’s earnings. The Company has borrowed funds domestically and continues to have the ability to borrow funds domestically at reasonable interest rates.

•

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2012, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.2 billion and there were no outstanding amounts for liens and pledges. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

A summary of the Company’s significant contractual obligations as of September 30, 2012 is as follows (in millions):

					2018
	Total	2013	2014-2015	2016-2017	and Beyond
Contractual Obligations

Long-term debt (including capital lease obligations)*	$5,745	$424	$1,072	$1,645	$2,604

Interest on long-term debt (including capital lease obligations)*	2,566	233	413	305	1,615

Operating leases	978	315	402	174	87

Purchase obligations	2,175	1,732	396	40	7

Pension and postretirement contributions	382	94	47	54	187

Total contractual cash obligations	$11,846	$2,798	$2,330	$2,218	$4,500

*	See “Capitalization” for additional information related to the Company’s long-term debt.

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

The Company’s Building Efficiency business also sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. In order to estimate relative selling price, market data and transfer price studies are utilized. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2012, 2011 and 2010 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2012, 2011 and 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test. While at September 30, 2012 the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, a prolonged significant decline in the European automotive industry could put the Company at risk of not achieving future growth assumptions and could result in impairment of goodwill or other long-lived assets, or result in additional restructuring actions, within the Automotive Experience Europe segment, which could be material to the consolidated financial statements.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2012, 2011 and 2010, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement benefits. Plan assets and obligations are measured annually, or more frequently if there is a remeasurement event, based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate.

In the fourth quarter of fiscal 2012, the Company changed its accounting policy for recognizing pension and postretirement benefit expenses. The Company’s historical accounting treatment smoothed asset returns and amortized deferred actuarial gains and losses over future years. By adopting the new mark-to-market accounting method, the Company recognizes these gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. The Company believes this new policy is preferable and provides greater transparency to on-going operational results. The change has no impact on future pension and postretirement funding or benefits paid to participants. These changes have been reported through retrospective application of the new policy to all periods presented.

U.S. GAAP requires that companies recognize in the statement of financial position a liability for defined benefit pension and postretirement plans that are underfunded or unfunded, or an asset for defined benefit pension and postretirement plans that are overfunded. U.S. GAAP also requires that companies measure the benefit obligations and fair value of plan assets that determine a benefit plan’s funded status as of the date of the employer’s fiscal year-end.

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s discount rate on U.S. plans was 4.15% and 5.25% at September 30, 2012 and 2011, respectively. The Company’s weighted average discount rate on non-U.S. plans was 3.40% and 4.00% at September 30, 2012 and 2011, respectively.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 50% of the plans’ assets are invested in equities, with the remainder primarily invested in fixed income and alternative investments. For the years ending September 30, 2012 and 2011, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 8.50%. The actual rate of return on U.S. pension plans was above 8.50% in fiscal 2012 and below 8.50% in fiscal 2011. For the years ending September 30, 2012 and 2011, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 5.15% and 5.50%, respectively. Plan assets for the Company’s postretirement plans were contributed at the end of fiscal 2011 and were not contemplated in fiscal 2011 net periodic benefit costs. For the year ending September 30, 2012, the Company’s weighted average expected long-term return on postretirement plan assets was 6.30%. The actual rate of return on postretirement plan assets was above 6.30% in fiscal 2012.

Beginning in fiscal 2013, the Company believes the long-term rate of return will approximate 8.00%, 4.55% and 5.80% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2012, total employer and employee contributions to the defined benefit pension plans were $364 million, of which $266 million were voluntary contributions made by the Company. The Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal year 2013. In fiscal 2012, total employer and employee contributions to the postretirement plans were $63 million, of which $60 million were voluntary contributions made by the Company. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2013.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. At September 30, 2012, the Company had recorded $278 million of warranty reserves. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. In determining the need for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary. At September 30, 2012, the Company had a valuation allowance of $766 million, of which $619 million relates to net operating loss carryforwards primarily in France and Spain, for which sustainable taxable income has not been demonstrated; and $147 million for other deferred tax assets. Given the current economic uncertainty, it is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net increase to tax expense of up to $400 million.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. At September 30, 2012, the Company had unrecognized tax benefits of $1,465 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 provides companies an option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, as a result of the qualitative assessment, it is determined that it is not more likely than not that the indefinite-lived intangible assets is impaired, then the Company is not required to take further action. ASU No. 2012-02 will be effective for the Company for impairment tests of indefinite-lived intangible assets performed in the fiscal year ending September 30, 2013, with early adoption permitted. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 requires additional quantitative and qualitative disclosures of gross and net information regarding financial instruments and derivative instruments that are offset or eligible for offset in the consolidated statement of financial position. ASU No. 2011-11 will be effective for the Company for the quarter ending December 31, 2013. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” ASU No. 2011-09 requires additional quantitative and qualitative disclosures about an employer’s participation in multiemployer pension plans, including disclosure of the name and identifying number of the significant multiemployer plans in which the employer participates, the level of the employer’s participation in the plans, the financial health of the plans and the nature of the employer commitments to the plans. ASU No. 2011-09 was effective for the Company for the fiscal year ending September 30, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 14, “Retirement Plans,” of the notes to consolidated financial statements for disclosures surrounding the Company’s participation in multiemployer pension plans.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 will be effective for the Company for goodwill impairment tests performed in the fiscal year ending September 30, 2013, with early adoption permitted. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

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

RISK MANAGEMENT

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, interest rates and stock-based compensation. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All other derivatives not designated as hedging instruments under ASC 815, “Derivatives and Hedging,” are revalued in the consolidated statements of income.

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

Equity swaps and any other derivative instruments not designated as hedging instruments under ASC 815 require no assessment of effectiveness on a quarterly basis.

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

The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. The Company primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. The Company also selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. At September 30, 2012 and 2011, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $23 million and $54 million, respectively.

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

Interest Rates

The Company uses interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, these outstanding swaps qualify and are designated as fair value hedges. As of September 30, 2012, the Company had eight interest rate swaps totaling $850 million outstanding. A 10% increase in the average cost of the Company’s variable rate debt would result in an unfavorable change in pre-tax interest expense of approximately $3 million and $5 million at September 30, 2012 and 2011, respectively.

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

The Company has expended substantial resources globally, both financial and managerial, to comply with applicable environmental laws and worker safety laws and to protect the environment and workers. The Company believes it is in substantial compliance with such laws and maintains procedures designed to foster and ensure compliance. However, the Company has been, and in the future may become, the subject of formal or informal enforcement actions or proceedings regarding noncompliance with such laws or the remediation of Company-related substances released into the environment. Such matters typically are resolved by negotiation with regulatory authorities resulting in commitments to compliance, abatement or remediation programs and in some cases payment of penalties. Historically, neither such commitments nor penalties imposed on the Company have been material.

Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2012 related solely to environmental compliance were not material. At September 30, 2012 and 2011, the Company recorded environmental liabilities of $25 million and $30 million, respectively. A charge to income is recorded when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2012 and 2011, the Company recorded conditional asset retirement obligations of $76 million and $91 million, respectively.

Additionally, the Company is involved in a number of product liability and various other casualty lawsuits incident to the operation of its businesses. The Company maintains insurance coverages and records estimated costs for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows (see Note 20, “Commitments and Contingencies,” of the notes to consolidated financial statements). Costs related to such matters were not material to the periods presented.

QUARTERLY FINANCIAL DATA

Previously reported quarterly amounts have been updated to reflect the retrospective application of the Company’s accounting policy change for recognizing pension and postretirement benefit expense. Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

(in millions, except per share data) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2012
Net sales	$10,417	$10,565	$10,581	$10,392	$41,955
Gross profit	1,536	1,553	1,541	1,588	6,218
Net income (loss) attributable to Johnson Controls, Inc. (1)	424	379	431	(8)	1,226
Earnings (loss) per share (3)
Basic	0.62	0.56	0.63	(0.01)	1.80
Diluted	0.62	0.55	0.63	(0.01)	1.78

2011
Net sales	$9,537	$10,144	$10,364	$10,788	$40,833
Gross profit	1,416	1,476	1,552	1,614	6,058
Net income attributable to Johnson Controls, Inc. (2)	400	414	367	234	1,415
Earnings per share (3)
Basic	0.59	0.61	0.54	0.34	2.09
Diluted	0.58	0.60	0.53	0.34	2.06

(1)	The fiscal 2012 first quarter net income includes a $25 million gain on redemption of a warrant for an existing Power Solutions partially-owned affiliate. The fiscal 2012 second quarter net income includes a $35 million gain on business divestitures net of transaction costs in the Building Efficiency business and a $14 million impairment of an equity investment in the Power Solutions segment. The fiscal 2012 third quarter net income includes $52 million of significant restructuring costs. The fiscal 2012 fourth quarter net income includes $447 million of net mark-to-market charges on pension and postretirement plans and $245 million of significant restructuring costs. The preceding amounts are stated on a pre-tax basis.
(2)	The fiscal 2011 first quarter net income includes a $27 million net actuarial gain due to a pension plan curtailment. The fiscal 2011 second quarter net income includes a $68 million net actuarial gain due to a pension plan curtailment and $36 million of costs related to business acquisitions recorded in the Automotive Experience Europe segment. The fiscal 2011 third quarter net income includes $28 million of costs related to business acquisitions recorded in the Automotive Experience Europe segment. The fiscal 2011 fourth quarter net income includes $479 million of net mark-to-market charges on pension and postretirement plans; a $37 million gain on acquisition of a Power Solutions partially-owned affiliate net of acquisition costs and related purchase accounting adjustments and a Power Solutions partially-owned affiliate’s restatement of prior period income; and $43 million of restructuring costs recorded in the Building Efficiency and Automotive Experience businesses. The preceding amounts are stated on a pre-tax basis.
(3)	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Risk Management” included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, in 2012 the Company has changed its method of accounting for pension and postretirement benefits. All periods have been retroactively revised for this accounting change.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 19, 2012

Johnson Controls, Inc.

Consolidated Statements of Income

	Year ended September 30,
(in millions, except per share data)	2012	2011	2010
Net sales
Products and systems*	$33,561	$32,420	$27,204
Services*	8,394	8,413	7,101

	41,955	40,833	34,305

Cost of sales
Products and systems*	28,839	27,675	23,263
Services*	6,898	7,100	5,821

	35,737	34,775	29,084

Gross profit	6,218	6,058	5,221

Selling, general and administrative expenses	(4,438)	(4,393)	(3,796)
Restructuring costs	(297)	—	—
Net financing charges	(233)	(174)	(170)
Equity income	340	298	254

Income before income taxes	1,590	1,789	1,509

Provision for income taxes	237	257	127

Net income	1,353	1,532	1,382

Income attributable to noncontrolling interests	127	117	75

Net income attributable to Johnson Controls, Inc.	$1,226	$1,415	$1,307

Earnings per share
Basic	$1.80	$2.09	$1.94
Diluted	$1.78	$2.06	$1.92

*	Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical and Global Workplace Solutions.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2012	2011

Assets

Cash and cash equivalents	$265	$257
Accounts receivable, less allowance for doubtful accounts of $78 and $89, respectively	7,308	7,151
Inventories	2,227	2,316
Other current assets	2,873	2,291

Current assets	12,673	12,015

Property, plant and equipment - net	6,440	5,616
Goodwill	6,982	7,016
Other intangible assets - net	947	945
Investments in partially-owned affiliates	948	811
Other noncurrent assets	2,894	3,273

Total assets	$30,884	$29,676

Liabilities and Equity

Short-term debt	$323	$596
Current portion of long-term debt	424	17
Accounts payable	6,114	6,159
Accrued compensation and benefits	1,090	1,315
Other current liabilities	2,904	2,695

Current liabilities	10,855	10,782

Long-term debt	5,321	4,533
Pension and postretirement benefits	1,248	1,102
Other noncurrent liabilities	1,504	1,819

Long-term liabilities	8,073	7,454

Commitments and contingencies (Note 20)

Redeemable noncontrolling interests	253	260

Common Stock, $.01 7/18 par value shares authorized: 1,800,000,000 shares issued: 2012 - 688,483,873; 2011 - 682,634,236	10	9
Capital in excess of par value	2,725	2,620
Retained earnings	8,541	7,838
Treasury stock, at cost (2012 - 6,176,266; 2011 - 2,470,168 shares)	(179)	(74)
Accumulated other comprehensive income	458	649

Shareholders’ equity attributable to Johnson Controls, Inc.	11,555	11,042

Noncontrolling interests	148	138

Total equity	11,703	11,180

Total liabilities and equity	$30,884	$29,676

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2012	2011	2010
Operating Activities
Net income attributable to Johnson Controls, Inc.	$1,226	$1,415	$1,307
Income attributable to noncontrolling interests	127	117	75

Net income	1,353	1,532	1,382

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	768	678	648
Amortization of intangibles	56	53	43
Pension and postretirement benefit expense	479	410	378
Pension and postretirement contributions	(414)	(451)	(695)
Equity in earnings of partially-owned affiliates, net of dividends received	(138)	(15)	5
Deferred income taxes	(206)	(257)	(155)
Impairment charges	53	—	41
Gain on divestitures - net	(40)	—	—
Fair value adjustment of equity investment	(12)	(89)	(47)
Equity-based compensation	56	59	49
Other	(11)	2	13
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	(114)	(721)	(608)
Inventories	39	(387)	(260)
Other assets	(367)	(118)	274
Restructuring reserves	196	(94)	(195)
Accounts payable and accrued liabilities	(64)	343	812
Accrued income taxes	(75)	131	(247)

Cash provided by operating activities	1,559	1,076	1,438

Investing Activities
Capital expenditures	(1,831)	(1,325)	(777)
Sale of property, plant and equipment	58	54	47
Acquisition of businesses, net of cash acquired	(30)	(1,226)	(61)
Business divestitures	105	—	—
Settlement of cross-currency interest rate swaps	(19)	—	—
Changes in long-term investments	(100)	(140)	(101)
Warrant redemption	25	—	—

Cash used by investing activities	(1,792)	(2,637)	(892)

Financing Activities
Increase (decrease) in short-term debt - net	(302)	510	(575)
Increase in long-term debt	1,260	1,852	515
Repayment of long-term debt	(36)	(787)	(526)
Stock repurchases	(102)	—	—
Payment of cash dividends	(477)	(413)	(339)
Proceeds from the exercise of stock options	40	105	52
Settlement of interest rate swaps	—	24	—
Cash paid to acquire a noncontrolling interest	(115)	(23)	—
Other	(61)	(29)	(22)

Cash provided (used) by financing activities	207	1,239	(895)

Effect of exchange rate changes on cash and cash equivalents	34	19	148

Increase (decrease) in cash and cash equivalents	8	(303)	(201)
Cash and cash equivalents at beginning of period	257	560	761

Cash and cash equivalents at end of period	$265	$257	$560

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc.

(in millions, except per share data)	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
At September 30, 2009 (previously reported)	$9,100	$9	$2,354	$6,615	$(70)	$192
Pension and postretirement policy change (Note 1)	—	—	—	(691)	—	691

At September 30, 2009 (revised)	9,100	9	2,354	5,924	(70)	883
Comprehensive income:
Net income attributable to Johnson Controls, Inc.	1,307	—	—	1,307	—	—
Foreign currency translation adjustments	(115)	—	—	—	—	(115)
Realized and unrealized gains on derivatives	13	—	—	—	—	13
Unrealized gains on marketable common stock	3	—	—	—	—	3
Employee retirement plans	14	—	—	—	—	14

Other comprehensive loss	(85)

Comprehensive income	1,222
Cash dividends
Common ($0.52 per share)	(350)	—	—	(350)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	9	—	—	9	—	—
Other, including options exercised	90	—	94	—	(4)	—

At September 30, 2010	10,071	9	2,448	6,890	(74)	798
Comprehensive income:
Net income attributable to Johnson Controls, Inc.	1,415	—	—	1,415	—	—
Foreign currency translation adjustments	(109)	—	—	—	—	(109)
Realized and unrealized losses on derivatives	(47)	—	—	—	—	(47)
Unrealized gains on marketable common stock	3	—	—	—	—	3
Employee retirement plans	4	—	—	—	—	4

Other comprehensive loss	(149)

Comprehensive income	1,266
Cash dividends
Common ($0.64 per share)	(435)	—	—	(435)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	(32)	—	—	(32)	—	—
Other, including options exercised	172	—	172	—	—	—

At September 30, 2011	11,042	9	2,620	7,838	(74)	649
Comprehensive income:
Net income attributable to Johnson Controls, Inc.	1,226	—	—	1,226	—	—
Foreign currency translation adjustments	(221)	—	—	—	—	(221)
Realized and unrealized gains on derivatives	39	—	—	—	—	39
Unrealized losses on marketable common stock	(1)	—	—	—	—	(1)
Employee retirement plans	(8)	—	—	—	—	(8)

Other comprehensive loss	(191)

Comprehensive income	1,035
Cash dividends
Common ($0.72 per share)	(492)	—	—	(492)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	(35)	—	—	(35)	—	—
Repurchases of common stock	(102)	—	—	—	(102)	—
Other, including options exercised	107	1	105	4	(3)	—

At September 30, 2012	$11,555	$10	$2,725	$8,541	$(179)	$458

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting period ended September 30, 2012 and two VIEs for the reporting period ended September 30, 2011, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, the VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of the consolidation of the entity on the Company’s consolidated statements of income for the year ended September 30, 2012 was not material. The VIE is named as a co-obligor under a third party debt agreement of $135 million, maturing in fiscal 2019, in which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $101 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	September 30,
	2012	2011

Current assets	$199	$207
Noncurrent assets	144	55

Total assets	$343	$262

Current liabilities	$172	$144
Noncurrent liabilities	25	—

Total liabilities	$197	$144

Nonconsolidated VIEs

During the three month period ended June 30, 2011, the Company acquired a 40% interest in an equity method investee. The investee produces and sells lead-acid batteries of which the Company will both purchase and supply certain batteries to complement each investment partners’ portfolio. Commencing on the third anniversary of the closing date, the Company has a contractual right to purchase the remaining 60% equity interest in the investee (the “call option”). If the Company does not exercise the call option on or before the fifth anniversary of the closing date, for a period of six months thereafter the Company is subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price is fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company has determined that the investee is a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company is not the primary beneficiary as the Company does not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the consolidated statement of financial position at September 30, 2012 and 2011 was $55 million and $49 million, respectively, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE are immaterial and represent normal course of business trade receivables and payables for all presented periods.

As mentioned previously within the “Consolidated VIEs” section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss, which included the partially-owned affiliate investment balance and a note receivable, approximated $43 million at September 30, 2011. The Company’s maximum exposure to loss at September 30, 2012 includes the partially-owned affiliate investment balance of $52 million as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the “Consolidated VIEs” section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

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

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2012 and 2011, the Company recorded within the consolidated statements of financial position approximately $286 million and $215 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year.

Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2012 and 2011, approximately $113 million and $109 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2012 and 2011, the Company recorded within the consolidated statements of financial position in other current assets approximately $284 million and $254 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives range from 3 to 40 years for buildings and improvements and from 3 to 15 years for machinery and equipment.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2012, 2011 and 2010 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2012, 2011 and 2010. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test. While at September 30, 2012 the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, a prolonged significant decline in the European automotive industry could put the Company at risk of not achieving future growth assumptions and could result in impairment of goodwill or other long-lived assets, or result in additional restructuring actions, within the Automotive Experience Europe segment, which could be material to the consolidated financial statements.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2012, 2011 and 2010, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. See Note 16, “Impairment of Long-Lived Assets,” of the notes to consolidated financial statements for disclosure of the impairment analyses performed by the Company during fiscal 2012, 2011 and 2010.

Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the consolidated statements of financial position. Amounts included within accounts receivable - net related to these contracts were $548 million and $476 million at September 30, 2012 and 2011, respectively. Amounts included within other current liabilities were $365 million and $359 million at September 30, 2012 and 2011, respectively.

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

The Company’s Building Efficiency business also sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force,” the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. In order to estimate relative selling price, market data and transfer price studies are utilized. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. Such expenditures for the years ended September 30, 2012, 2011 and 2010 were $1,025 million, $876 million and $723 million, respectively.

A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2012, 2011 and 2010 were $516 million, $366 million and $315 million, respectively.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares include the dilutive effect of common stock equivalents which would arise from the exercise of stock options and any outstanding Equity Units and convertible senior notes as of the beginning of the period, for the years ended September 30, 2012, 2011 and 2010. See Note 12, “Earnings per Share,” of the notes to consolidated financial statements for the calculation of earnings per share.

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction gains (losses), net of the impact of foreign currency hedges, included in net income for the years ended September 30, 2012, 2011 and 2010 were $12 million, $(22) million and $50 million, respectively.

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

Pension and Postretirement Benefits

In the fourth quarter of fiscal 2012, the Company changed its accounting policy for recognizing pension and postretirement benefit expenses. The Company’s historical accounting treatment smoothed asset returns and amortized deferred actuarial gains and losses over future years. The new mark-to-market approach includes measuring the market related value of plan assets at fair value instead of utilizing a three-year smoothing approach. In addition, the Company has elected to completely eliminate the corridor approach and recognize actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. The Company believes this new policy is preferable and provides greater transparency to on-going operational results. The change has no impact on future pension and postretirement funding or benefits paid to participants. These changes have been reported through retrospective application of the new policy to all periods presented.

This change resulted in a $14 million increase in net income attributable to Johnson Controls, Inc. ($0.02 per diluted share) in each of the quarters ended December 31, 2011, March 31, 2012 and June 30, 2012.

The impact of all adjustments made to the consolidated financial statements presented is summarized in the following table (in millions, except per share data):

	2012
	Previous Method	As Reported	Effect of Change
Consolidated Statement of Income
Cost of sales
Products and systems	$28,796	$28,839	$43
Services	6,922	6,898	(24)
Gross profit	6,237	6,218	(19)
Selling, general and administrative expenses	4,102	4,438	336
Income before income taxes	1,945	1,590	(355)
Provision for income taxes	378	237	(141)
Net income	1,567	1,353	(214)
Net income attributable to Johnson Controls, Inc.	1,440	1,226	(214)
Earnings per share
Basic	2.11	1.80	(0.31)
Diluted	2.09	1.78	(0.31)

Consolidated Statement of Financial Position
Retained earnings	$9,839	$8,541	$(1,298)
Accumulated other comprehensive income (loss)	(840)	458	1,298

Consolidated Statement of Cash Flows
Cash provided by operating activities
Net income attributable to Johnson Controls, Inc.	$1,440	$1,226	$(214)
Net income	1,567	1,353	(214)
Pension and postretirement benefit expense (1)	—	479	479
Pension and postretirement contributions (2)	—	(414)	(414)
Deferred income taxes	(65)	(206)	(141)
Other	75	(11)	(86)
Accounts payable and accrued liabilities	(440)	(64)	376

Consolidated Statement of Shareholders’ Equity Attributable to Johnson Controls, Inc.
Retained earnings at September 30, 2011	$8,922	$7,838	$(1,084)
Net income attributable to Johnson Controls, Inc.	1,440	1,226	(214)
Retained earnings at September 30, 2012	9,839	8,541	(1,298)
Accumulated other comprehensive income (loss) at September 30, 2011	(435)	649	1,084
Employee retirement plans	(222)	(8)	214
Accumulated other comprehensive income (loss) at September 30, 2012	(840)	458	1,298

	2011
	Previously Reported	Revised	Effect of Change
Consolidated Statement of Income
Cost of sales
Products and systems	$27,631	$27,675	$44
Services	7,032	7,100	68
Gross profit	6,170	6,058	(112)
Selling, general and administrative expenses	4,183	4,393	210
Income before income taxes	2,111	1,789	(322)
Provision for income taxes	370	257	(113)
Net income	1,741	1,532	(209)
Net income attributable to Johnson Controls, Inc.	1,624	1,415	(209)
Earnings per share
Basic	2.40	2.09	(0.31)
Diluted	2.36	2.06	(0.30)

Consolidated Statement of Financial Position
Retained earnings	$8,922	$7,838	$(1,084)
Accumulated other comprehensive income (loss)	(435)	649	1,084

Consolidated Statement of Cash Flows
Cash provided by operating activities
Net income attributable to Johnson Controls, Inc.	$1,624	$1,415	$(209)
Net income	1,741	1,532	(209)
Pension and postretirement benefit expense (1)	—	410	410
Pension and postretirement contributions (2)	—	(451)	(451)
Deferred income taxes	(144)	(257)	(113)
Other	37	2	(35)
Accounts payable and accrued liabilities	(55)	343	398

Consolidated Statement of Shareholders’ Equity Attributable to Johnson Controls, Inc.
Retained earnings at September 30, 2010	$7,765	$6,890	$(875)
Net income attributable to Johnson Controls, Inc.	1,624	1,415	(209)
Retained earnings at September 30, 2011	8,922	7,838	(1,084)
Accumulated other comprehensive income (loss) at September 30, 2010	(77)	798	875
Employee retirement plans	(205)	4	209
Accumulated other comprehensive income (loss) at September 30, 2011	(435)	649	1,084

	2010
	Previously Reported	Revised	Effect of Change
Consolidated Statement of Income
Cost of sales
Products and systems	$23,226	$23,263	$37
Services	5,790	5,821	31
Gross profit	5,289	5,221	(68)
Selling, general and administrative expenses	3,610	3,796	186
Income before income taxes	1,763	1,509	(254)
Provision for income taxes	197	127	(70)
Net income	1,566	1,382	(184)
Net income attributable to Johnson Controls, Inc.	1,491	1,307	(184)
Earnings per share
Basic	2.22	1.94	(0.28)
Diluted	2.19	1.92	(0.27)

Consolidated Statement of Cash Flows
Cash provided by operating activities:
Net income attributable to Johnson Controls, Inc.	$1,491	$1,307	$(184)
Net income	1,566	1,382	(184)
Pension and postretirement benefit expense (1)	—	378	378
Pension and postretirement contributions (2)	—	(695)	(695)
Deferred income taxes	(85)	(155)	(70)
Other	36	13	(23)
Accounts payable and accrued liabilities	218	812	594

Consolidated Statement of Shareholders’ Equity Attributable to Johnson Controls, Inc.
Retained earnings at September 30, 2009	$6,615	$5,924	$(691)
Net income attributable to Johnson Controls, Inc.	1,491	1,307	(184)
Retained earnings at September 30, 2010	7,765	6,890	(875)
Accumulated other comprehensive income (loss) at September 30, 2009	192	883	691
Employee retirement plans	(170)	14	184
Accumulated other comprehensive income (loss) at September 30, 2010	(77)	798	875

(1)	Pension and postretirement benefit expense was previously included in different lines on the consolidated statement of cash flows. The amortization of amounts from accumulated other comprehensive income was previously included in the other line. The remaining expense was included in the accounts payable and accrued liabilities line.
(2)	Pension and postretirement contributions were previously included in the accounts payable and accrued liabilities line on the consolidated statement of cash flows.

New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 provides companies an option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, as a result of the qualitative assessment, it is determined that it is not more likely than not that the indefinite-lived intangible assets is impaired, then the Company is not required to take further action. ASU No. 2012-02 will be effective for the Company for impairment tests of indefinite-lived intangible assets performed in the fiscal year ending September 30, 2013, with early adoption permitted. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 requires additional quantitative and qualitative disclosures of gross and net information regarding financial instruments and derivative instruments that are offset or eligible for offset in the consolidated statement of financial position. ASU No. 2011-11 will be effective for the Company for the quarter ending December 31, 2013. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” ASU No. 2011-09 requires additional quantitative and qualitative disclosures about an employer’s participation in multiemployer pension plans, including disclosure of the name and identifying number of the significant multiemployer plans in which the employer participates, the level of the employer’s participation in the plans, the financial health of the plans and the nature of the employer commitments to the plans. ASU No. 2011-09 was effective for the Company for the fiscal year ending September 30, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to Note 14, “Retirement Plans,” of the notes to consolidated financial statements for disclosures surrounding the Company’s participation in multiemployer pension plans.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 will be effective for the Company for goodwill impairment tests performed in the fiscal year ending September 30, 2013, with early adoption permitted. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

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

2.	ACQUISITIONS AND DIVESTITURES

During fiscal 2012, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $38 million, all of which was paid as of September 30, 2012. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $50 million. As a result of two of the acquisitions, each of which increased the Company’s ownership from a noncontrolling to controlling interest, the Company recorded an aggregate non-cash gain of $12 million, of which $9 million was recorded within Power Solutions equity income and $3 million was recorded in Automotive Experience Europe equity income, to adjust the Company’s existing equity investments in the partially-owned affiliates to fair value. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

During fiscal 2012, the Company completed three divestitures for a combined sales price of $105 million, all of which was received as of September 30, 2012. The divestitures in the aggregate were not material to the Company’s consolidated financial statements. In connection with the divestitures, the Company recorded a gain, net of transaction costs, of $40 million and reduced goodwill by $34 million in the Building Efficiency business.

During the fourth quarter of fiscal 2011, the Company acquired an additional 49% of a Power Solutions partially-owned affiliate. The acquisition increased the Company’s ownership percentage to 100%. The Company paid approximately $143 million (excluding cash acquired of $11 million) for the additional ownership percentage and incurred approximately $15 million of acquisition costs and related purchase accounting adjustments. As a result of the acquisition, the Company recorded a non-cash gain of $75 million within Power Solutions equity income to adjust the Company’s existing equity investment in the partially-owned affiliate to fair value. Goodwill of $100 million was recorded as part of the transaction, of which $6 million was recorded in fiscal 2012.

During the third quarter of fiscal 2011, the Company completed its acquisition of Keiper/Recaro Automotive, a leader in recliner system technology with engineering and manufacturing expertise in metals and mechanisms for automobile seats, based in Kaiserslautern, Germany. The total purchase price, net of cash acquired, was approximately $442 million, of which $450 million was paid as of September 30, 2011 and $8 million was received in the three months ended December 31, 2011 as a result of a true-up to the purchase price. In connection with the Keiper/Recaro Automotive acquisition, the Company recorded goodwill of $128 million primarily in the Automotive Experience Europe segment, of which $2 million was recorded in fiscal 2012.

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

Also during fiscal 2011, the Company completed five additional acquisitions for a combined purchase price, net of cash acquired, of $115 million, all of which was paid as of September 30, 2011. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. As a result of one of these acquisitions, which increased the Company’s ownership from a noncontrolling to controlling interest, the Company recorded a non-cash gain of $14 million within Automotive Experience Asia equity income to adjust the Company’s existing equity investment in the partially-owned affiliate to fair value. In connection with the acquisitions, the Company recorded goodwill of $119 million, of which $14 million was recorded in fiscal 2012.

During the fourth quarter of fiscal 2010, the Company acquired an additional 40% of a Power Solutions Korean partially-owned affiliate. The acquisition increased the Company’s ownership percentage to 90%. The remaining 10% was acquired by the local management team. The Company paid approximately $86 million (excluding cash acquired of $57 million) for the additional ownership percentage and incurred approximately $10 million of acquisition costs and related purchase accounting adjustments. As a result of the acquisition, the Company recorded a non-cash gain of $47 million within Power Solutions equity income to adjust the Company’s existing equity investment in the Korean partially-owned affiliate to fair value. Goodwill of $51 million was recorded as part of the transaction.

Also during fiscal 2010, the Company completed three acquisitions for a combined purchase price of $35 million, of which $32 million was paid as of September 30, 2010. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $9 million.

There were no business divestitures for the years ended September 30, 2011 and 2010.

3.	INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2012	2011

Raw materials and supplies	$1,118	$1,136
Work-in-process	417	434
Finished goods	806	867

FIFO inventories	2,341	2,437
LIFO reserve	(114)	(121)

Inventories	$2,227	$2,316

Inventories valued using the LIFO method of accounting were approximately 19% and 18% of total inventories at September 30, 2012 and 2011, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2012	2011

Buildings and improvements	$2,716	$2,488
Machinery and equipment	7,827	7,205
Construction in progress	1,722	1,419
Land	375	360

Total property, plant and equipment	12,640	11,472
Less accumulated depreciation	(6,200)	(5,856)

Property, plant and equipment - net	$6,440	$5,616

Interest costs capitalized during the fiscal years ended September 30, 2012, 2011 and 2010 were $55 million, $34 million and $21 million, respectively. Accumulated depreciation related to capital leases at September 30, 2012 and 2011 was $56 million and $44 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the fiscal years ended September 30, 2012 and 2011 were as follows (in millions):

	September 30, 2010	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2011
Building Efficiency
North America Systems	$522	$—	$—	$(3)	$519
North America Service	676	33	—	1	710
Global Workplace Solutions	177	—	—	7	184
Asia	379	—	—	12	391
Other	1,085	—	—	(20)	1,065
Automotive Experience
North America	1,378	2	—	(1)	1,379
Europe	1,140	371	—	(8)	1,503
Asia	233	16	—	12	261
Power Solutions	911	96	—	(3)	1,004

Total	$6,501	$518	$—	$(3)	$7,016

	September 30, 2011	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2012
Building Efficiency
North America Systems	$519	$—	$—	$2	$521
North America Service	710	—	(2)	—	708
Global Workplace Solutions	184	—	—	3	187
Asia	391	—	—	5	396
Other	1,065	—	(32)	(39)	994
Automotive Experience
North America	1,379	13	—	27	1,419
Europe	1,503	14	—	(70)	1,447
Asia	261	7	—	2	270
Power Solutions	1,004	45	—	(9)	1,040

Total	$7,016	$79	$(34)	$(79)	$6,982

The Company’s other intangible assets, primarily from business acquisitions, are valued based on independent appraisals and consisted of (in millions):

	September 30, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$188	$(113)	$75	$298	$(209)	$89
Customer relationships	517	(117)	400	487	(91)	396
Miscellaneous	204	(47)	157	184	(38)	146

Total amortized intangible assets	909	(277)	632	969	(338)	631
Unamortized intangible assets
Trademarks	315	—	315	314	—	314

Total intangible assets	$1,224	$(277)	$947	$1,283	$(338)	$945

Amortization of other intangible assets for the fiscal years ended September 30, 2012, 2011 and 2010 was $56 million, $53 million and $43 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2013, 2014, 2015, 2016 and 2017 will be approximately $60 million, $58 million, $55 million, $49 million and $49 million, respectively.

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

The Company’s product warranty liability is recorded in the consolidated statements of financial position in other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.

The changes in the carrying amount of the Company’s total product warranty liability for the fiscal years ended September 30, 2012 and 2011 were as follows (in millions):

	Year Ended September 30,
	2012	2011
Balance at beginning of period	$301	$337
Accruals for warranties issued during the period	224	217
Accruals from acquisitions and divestitures	(1)	12
Accruals related to pre-existing warranties (including changes in estimates)	(21)	(32)
Settlements made (in cash or in kind) during the period	(221)	(233)
Currency translation	(4)	—

Balance at end of period	$278	$301

7.	LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $96 million and $68 million at September 30, 2012 and 2011, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2012, 2011 and 2010 was $454 million, $424 million and $389 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2012 were as follows (in millions):

	Capital Leases	Operating Leases
2013	$14	$315
2014	16	234
2015	12	168
2016	7	105
2017	7	69
After 2017	43	87

Total minimum lease payments	99	$978

Interest	(19)

Present value of net minimum lease payments	$80

8.	DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2012	2011

Bank borrowings and commercial paper	$323	$596

Weighted average interest rate on short-term debt outstanding	2.5%	2.4%

During the quarter ended March 31, 2011, the Company replaced its $2.05 billion committed five-year credit facility, scheduled to mature in December 2011, with a $2.5 billion committed four-year credit facility scheduled to mature in February 2015. The facility is used to support the Company’s outstanding commercial paper. There were no draws on the committed credit facilities during the fiscal years ended September 30, 2012 and 2011. Average outstanding commercial paper for the fiscal year ended September 30, 2012 was $1,287 million, and $186 million was outstanding at September 30, 2012. Average outstanding commercial paper for the fiscal year ended September 30, 2011 was $955 million, and $409 million was outstanding at September 30, 2011.

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2012	2011
Unsecured notes
5.8% due in 2013 ($100 million par value)	$100	$101
4.875% due in 2013 ($300 million par value)	310	321
Floating rate notes due in 2014 ($350 million par value)	350	350
1.75% due in 2014 ($450 million par value)	456	462
7.7% due in 2015 ($125 million par value)	125	125
5.5% due in 2016 ($800 million par value)	800	800
7.125% due in 2017 ($150 million par value)	162	164
2.6% due in 2017 ($400 million par value)	400	—
2.355% due in 2017 ($46 million par value)	46	—
5.0% due in 2020 ($500 million par value)	498	498
4.25% due 2021 ($500 million par value)	497	497
3.75% due in 2022 ($450 million par value)	447	—
6.0% due in 2036 ($400 million par value)	395	395
5.7% due in 2041 ($300 million par value)	299	299
11.5% due in 2042 (760,100 equity units in fiscal 2011)	—	38
11.5% notes due in 2042 ($8 million par value)	—	8
5.25% due in 2042 ($250 million par value)	250	—
6.95% due in 2046 ($125 million par value)	125	125
Capital lease obligations	80	70
Foreign-denominated debt
Euro	377	286
Other	28	11

Gross long-term debt	5,745	4,550
Less: current portion	424	17

Net long-term debt	$5,321	$4,533

At September 30, 2012, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 3.6%. At September 30, 2011, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 4.7%.

The installments of long-term debt maturing in subsequent fiscal years are: 2013 - $424 million; 2014 - $937 million; 2015 - $135 million; 2016 - $806 million; 2017 - $839 million; 2018 and thereafter - $2,604 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2012, 2011 and 2010 was $283 million, $216 million and $181 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 9, “Derivative Instruments and Hedging Activities,” and Note 10, “Fair Value Measurements,” of the notes to consolidated financial statements). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

Financing Arrangements

During the quarter ended September 30, 2012, two 37 million euro revolving credit facilities and a 50 million euro revolving credit facility expired. The Company entered into a new 50 million euro revolving credit facility scheduled to expire in August 2013. The Company also entered into a new 37 million euro and a new 50 million euro revolving credit facility both scheduled to expire in September 2013. There were no draws on the facilities during fiscal 2012.

During the quarter ended September 30, 2012, a $50 million revolving credit facility expired. The Company entered into a new $50 million revolving credit facility scheduled to expire in September 2013. There were no draws on this facility during fiscal 2012.

During the quarter ended March 31, 2012, the Company remarketed $46 million aggregate principal amount of 11.5% subordinated notes due in fiscal 2042, on behalf of holders of Corporate Units and holders of separate notes, by issuing $46 million aggregate principal amount of 2.355% senior notes due on March 31, 2017.

During the quarter ended December 31, 2011, the Company issued $400 million aggregate principal amount of 2.6% senior unsecured fixed rate notes due in fiscal 2017, $450 million aggregate principal amount of 3.75% senior unsecured fixed rate notes due in fiscal 2022 and $250 million aggregate principal amount of 5.25% senior unsecured fixed rate notes due in fiscal 2042. Aggregate net proceeds of $1.1 billion from the issuances were used for general corporate purposes, including the retirement of short-term debt and contributions to the Company’s pension and postretirement plans.

During the quarter ended December 31, 2011, the Company entered into two committed, one-year revolving credit facilities totaling $135 million in aggregate. There were no draws on either facility during fiscal 2012.

During the quarter ended December 31, 2011, the Company entered into a five-year, 75 million euro, floating rate credit facility scheduled to mature in fiscal 2017. The Company drew on the credit facility during the quarter ended March 31, 2012. Proceeds from the facility were used for general corporate purposes.

During the quarter ended September 30, 2011, the Company had four euro-denominated revolving credit facilities totaling 223 million euro with 50 million euro expiring in July 2012, two 37 million euro facilities expiring in September 2012 and 100 million euro expiring in August 2014. Additionally, the Company had a $50 million revolving credit facility expiring in September 2012. At September 30, 2011, there were no draws on the revolving credit facilities.

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At September 30, 2012 and 2011, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

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

		Volume Outstanding as of
Commodity	Units	September 30, 2012	September 30, 2011
Copper	Pounds	13,135,000	18,760,000
Lead	Metric Tons	21,200	25,600
Aluminum	Metric Tons	2,868	5,398
Tin	Metric Tons	1,344	260

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2012 and 2011, the Company had hedged approximately 4.5 million and 4.3 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% bond maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% bond maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% bond maturing March 1, 2014. These eight interest rate swaps were outstanding as of September 30, 2012 and 2011.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Other current assets
Foreign currency exchange derivatives	$14	$28	$8	$18
Commodity derivatives	11	—	—	—
Interest rate swaps	2	—	—	—
Cross-currency interest rate swaps	1	—	—	—
Other noncurrent assets
Interest rate swaps	6	15	—	—
Equity swap	—	—	123	112
Foreign currency exchange derivatives	—	11	—	16

Total assets	$34	$54	$131	$146

Other current liabilities
Foreign currency exchange derivatives	$17	$49	$9	$21
Commodity derivatives	—	32	—	—
Cross-currency interest rate swaps	—	20	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	401	—	—	—
Long-term debt
Fixed rate debt swapped to floating	456	865	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	—	19	—	11

Total liabilities	$874	$985	$9	$32

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the fiscal years ended September 30, 2012 and 2011 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships		Year Ended September 30,
		2012	2011

Foreign currency exchange derivatives	Cost of sales	$(19)	$3
Commodity derivatives	Cost of sales	(25)	28
Forward treasury locks	Net financing charges	2	1

Total		$(42)	$32

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	September 30, 2012	September 30, 2011

Foreign currency exchange derivatives	$(3)	$(16)
Commodity derivatives	7	(20)
Forward treasury locks	8	9

Total	$12	$(27)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships		Year Ended September 30,
		2012	2011

Interest rate swap	Net financing charges	$(8)	$15
Fixed rate debt swapped to floating	Net financing charges	9	(15)

Total		$1	$—

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815		Year Ended September 30,
		2012	2011

Foreign currency exchange derivatives	Cost of sales	$23	$5
Foreign currency exchange derivatives	Net financing charges	(19)	3
Foreign currency exchange derivatives	Provision for income taxes	1	—
Equity swap	Selling, general and administrative	6	(23)

Total		$11	$(15)

The amount of gains (losses) recognized in cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $1 million and $(12) million at September 30, 2012 and 2011, respectively. For the years ended September 30, 2012 and 2011, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2012 and 2011 (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$22	$—	$22	$—
Commodity derivatives	11	—	11	—
Interest rate swaps	2	—	2	—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent assets
Interest rate swaps	6	—	6	—
Investments in marketable common stock	32	32	—	—
Equity swap	123	123	—	—

Total assets	$197	$155	$42	$—

Other current liabilities
Foreign currency exchange derivatives	$26	$—	$26	$—
Current portion of long-term debt
Fixed rate debt swapped to floating	401	—	401	—
Long-term debt
Fixed rate debt swapped to floating	456	—	456	—

Total liabilities	$883	$—	$883	$—

	Fair Value Measurements Using:
	Total as of September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$46	$—	$46	$—
Other noncurrent assets
Interest rate swaps	15	—	15	—
Investments in marketable common stock	34	34	—	—
Equity swap	112	112	—	—
Foreign currency exchange derivatives	27	—	27	—

Total assets	$234	$146	$88	$—

Other current liabilities
Foreign currency exchange derivatives	$70	$—	$70	$—
Cross-currency interest rate swaps	20	—	20	—
Commodity derivatives	32	—	32	—
Long-term debt
Fixed rate debt swapped to floating	865	—	865	—
Other noncurrent liabilities
Foreign currency exchange derivatives	30	—	30	—

Total liabilities	$1,017	$—	$1,017	$—

Valuation Methods

Foreign currency exchange derivatives - The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2012 and 2011. The fair value of foreign currency exchange derivatives that are designated as fair value hedges under ASC 815, as well as those not designated as hedging instruments under ASC 815, are recorded in the consolidated statement of income.

Commodity derivatives - The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in commodity price changes at September 30, 2012 and 2011.

Interest rate swaps and related debt - The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statement of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.80% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% bond maturing March 1, 2014. These eight interest rate swaps were outstanding as of September 30, 2012 and 2011.

Cross-currency interest rate swaps - The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At September 30, 2012 and 2011, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

Investments in marketable common stock - The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. As of September 30, 2012 and 2011, the Company recorded unrealized gains of $5 million and $9 million, respectively, in accumulated other comprehensive income. The Company also recorded unrealized losses of $3 million in accumulated other comprehensive income on these investments as of September 30, 2011, and no unrealized losses as of September 30, 2012. In the second quarter of fiscal 2012, the Company recorded an impairment charge related to an investment in marketable common stock due to the investee’s bankruptcy announcement in March 2012. As a result, the Company recorded a $14 million impairment charge within selling, general, and administrative expenses in the Power Solutions segment. The impairment reduced the investment to zero and was measured under a market approach using the publicized share price. The inputs utilized in the analysis are classified as Level 1 inputs within the fair value hierarchy as defined in ASC 820.

Equity swaps - The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statement of income within selling, general and administrative expenses.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.3 billion and $4.9 billion at September 30, 2012 and 2011, respectively, was determined using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

11.	STOCK-BASED COMPENSATION

The Company has three share-based compensation plans, which are described below. The compensation cost charged against income for those plans was approximately $55 million, $47 million and $52 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $22 million, $19 million and $21 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

Stock Option Plan

The Company’s 2007 Stock Option Plan, as amended (the Plan), which is shareholder-approved, permits the grant of stock options to its employees for up to approximately 40 million shares of new common stock as of September 30, 2012. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest between two and three years after the grant date and expire ten years from the grant date (approximately 16 million shares of common stock remained available to be granted at September 30, 2012).

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

	Year Ended September 30,
	2012	2011	2010
Expected life of option (years)	4.8 - 6.4	4.5 - 6.0	4.3 - 5.0
Risk-free interest rate	0.54% - 1.61%	1.10% - 1.58%	1.91% - 2.20%
Expected volatility of the Company’s stock	40.00%	38.00%	40.00%
Expected dividend yield on the Company’s stock	1.81%	1.74%	1.73%

A summary of stock option activity at September 30, 2012, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)

Outstanding, September 30, 2011	$25.87	34,224,012
Granted	28.54	5,017,870
Exercised	21.00	(1,933,069)
Forfeited or expired	30.28	(840,310)

Outstanding, September 30, 2012	$26.39	36,468,503	5.3	$101

Exercisable, September 30, 2012	$25.35	24,885,923	3.9	$95

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2012, 2011 and 2010 was $8.92, $9.09 and $7.70, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2012, 2011 and 2010 was approximately $19 million, $101 million and $33 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2012, 2011 and 2010 of approximately $40 million, $105 million and $52 million, respectively.

The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718. The tax benefit from the exercise of stock options, which is recorded in capital in excess of par value, was $3 million, $30 million and $7 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The Company does not settle equity instruments granted under share-based payment arrangements for cash.

At September 30, 2012, the Company had approximately $32 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.

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

The assumptions used to determine the fair value of the SAR awards at September 30, 2012 were as follows:

Expected life of SAR (years)	0.05 - 4.0
Risk-free interest rate	0.07% - .47%
Expected volatility of the Company’s stock	40.00%
Expected dividend yield on the Company’s stock	1.81%

A summary of SAR activity at September 30, 2012, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)

Outstanding, September 30, 2011	$26.24	3,463,975
Granted	28.54	669,824
Exercised	19.28	(218,607)
Forfeited or expired	29.47	(139,314)

Outstanding, September 30, 2012	$26.93	3,775,878	5.8	$8

Exercisable, September 30, 2012	$25.91	2,311,820	4.2	$8

In conjunction with the exercise of SARs granted, the Company made payments of $2 million, $4 million and $3 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

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

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2012, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction

Nonvested, September 30, 2011	$32.85	1,064,405
Granted	27.69	409,459
Vested	33.44	(474,205)
Forfeited	28.54	(2,600)

Nonvested, September 30, 2012	$30.46	997,059

At September 30, 2012, the Company had approximately $12 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2012	2011	2010

Income Available to Common Shareholders
Basic income available to common shareholders	$1,226	$1,415	$1,307
Interest expense, net of tax	1	3	5

Diluted income available to common shareholders	$1,227	$1,418	$1,312

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	681.5	677.7	672.0
Effect of dilutive securities:
Stock options	5.2	8.1	5.9
Equity units	1.9	4.1	4.5
Convertible senior notes	—	—	0.1

Diluted weighted average shares outstanding	688.6	689.9	682.5

Antidilutive Securities
Options to purchase common shares	2.2	0.4	0.8

During the three months ended September 30, 2012 and 2011, the Company declared a dividend of $0.18 and $0.16, respectively, per common share. During the twelve months ended September 30, 2012 and 2011, the Company declared four quarterly dividends totaling $0.72 and $0.64, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

13.	EQUITY AND NONCONTROLLING INTERESTS

The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

At September 30, 2009	$9,100	$84	$9,184
Total comprehensive income:
Net income	1,307	43	1,350
Foreign currency translation adjustments	(115)	—	(115)
Realized and unrealized gains on derivatives	13	—	13
Unrealized gains on marketable common stock	3	—	3
Employee retirement plans	14	—	14

Other comprehensive loss	(85)	—	(85)

Comprehensive income	1,222	43	1,265

Other changes in equity:
Cash dividends - common stock ($0.52 per share)	(350)	—	(350)
Dividends attributable to noncontrolling interests	—	(22)	(22)
Redemption value adjustment attributable to redeemable noncontrolling interests	9	—	9
Other, including options exercised	90	1	91

At September 30, 2010	10,071	106	10,177
Total comprehensive income:
Net income	1,415	53	1,468
Foreign currency translation adjustments	(109)	(1)	(110)
Realized and unrealized losses on derivatives	(47)	—	(47)
Unrealized gains on marketable common stock	3	—	3
Employee retirement plans	4	—	4

Other comprehensive loss	(149)	(1)	(150)

Comprehensive income	1,266	52	1,318

Other changes in equity:
Cash dividends - common stock ($0.64 per share)	(435)	—	(435)
Dividends attributable to noncontrolling interests	—	(32)	(32)
Redemption value adjustment attributable to redeemable noncontrolling interests	(32)	—	(32)
Increase in noncontrolling interest share	—	12	12
Other, including options exercised	172	—	172

At September 30, 2011	11,042	138	11,180
Total comprehensive income:
Net income	1,226	58	1,284
Foreign currency translation adjustments	(221)	—	(221)
Realized and unrealized gains on derivatives	39	—	39
Unrealized losses on marketable common stock	(1)	—	(1)
Employee retirement plans	(8)	—	(8)

Other comprehensive loss	(191)	—	(191)

Comprehensive income	1,035	58	1,093

Other changes in equity:
Cash dividends - common stock ($0.72 per share)	(492)	—	(492)
Dividends attributable to noncontrolling interests	—	(48)	(48)
Redemption value adjustment attributable to redeemable noncontrolling interests	(35)	—	(35)
Repurchases of common stock	(102)	—	(102)
Other, including options exercised	107	—	107

At September 30, 2012	$11,555	$148	$11,703

The components of accumulated other comprehensive income were as follows (in millions, net of tax):

	September 30,
	2012	2011
Foreign currency translation adjustments	$413	$634
Realized and unrealized gains (losses) on derivatives	12	(27)
Unrealized gains on marketable common stock	5	6
Employee retirement plans	28	36

Accumulated other comprehensive income	$458	$649

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010

Beginning balance, September 30	$260	$196	$155
Net income	69	64	32
Foreign currency translation adjustments	(1)	—	1
Change in noncontrolling interest share	(95)	(21)	17
Dividends	(15)	(11)	—
Redemption value adjustment	35	32	(9)

Ending balance, September 30	$253	$260	$196

14.	RETIREMENT PLANS

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company elected to change its policy for recognizing pension and postretirement benefit expenses. The historical accounting treatment smoothed asset returns and amortized deferred actuarial gains and losses over future years. The new mark-to-market accounting method recognizes those gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. The Company believes this new policy will provide greater transparency to on-going operational results. The change has no impact on pension and postretirement funding or benefits paid to participants. This change in accounting policy has been applied retrospectively, revising all periods presented. See Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further information on the change in accounting policy and the impact of the Company’s consolidated financial statements.

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

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $4,450 million, $4,242 million and $3,279 million, respectively, as of September 30, 2012 and $4,339 million, $4,185 million and $3,346 million, respectively, as of September 30, 2011.

In fiscal 2012, total employer and employee contributions to the defined benefit pension plans were $364 million, of which $266 million were voluntary contributions made by the Company. The Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal year 2013. Projected benefit payments from the plans as of September 30, 2012 are estimated as follows (in millions):

2013	$281
2014	287
2015	283
2016	288
2017	292
2018-2022	1,555

Postretirement Benefits

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

The September 30, 2012 postretirement PBO for both pre-65 and post-65 years of age employees was determined using assumed medical care cost trend rates of 7.5% for U.S. plans, decreasing one half percent each year to an ultimate rate of 5% and 7.5% for non-U.S. plans, decreasing three twentieths of one percent each year to an ultimate rate of 4.5%. The prescription drug trend rates used were 7.5% for U.S. plans, decreasing one half percent each year to an ultimate rate of 5% and 8.5% for non-U.S. plans, decreasing one fifth of one percent each year to an ultimate rate of 4.5%. The September 30, 2011 PBO for both pre-65 and post-65 years of age employees was determined using medical care cost trend rates of 7.5% for U.S. plans, decreasing one half percent each year to an ultimate rate of 5% and a flat 5% for non-U.S. plans. The prescription drug trend rates used were 7.5% for U.S. plans and non-U.S. plans, decreasing one half percent each year to an ultimate rate of 5%. The health care cost trend assumption does not have a significant effect on the amounts reported.

In fiscal 2012, total employer and employee contributions to the postretirement plans were $63 million, of which $60 million were voluntary contributions made by the Company. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2013. Projected benefit payments from the plans as of September 30, 2012 are estimated as follows (in millions):

2013	$22
2014	22
2015	23
2016	23
2017	23
2018-2022	91

In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) for employers sponsoring postretirement care plans that provide prescription drug benefits. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D.1. Under the Act, the Medicare subsidy amount is received directly by the plan sponsor and not the related plan. Further, the plan sponsor is not required to use the subsidy amount to fund postretirement benefits and may use the subsidy for any valid business purpose. Projected subsidy receipts are estimated to be approximately $3 million per year over the next ten years.

Savings and Investment Plans

The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $65 million, $67 million and $42 million for the fiscal years ended 2012, 2011 and 2010, respectively.

Multiemployer Benefit Plans

The Company contributes to multiemployer benefit plans based on obligations arising from collective bargaining agreements related to certain of its hourly employees in the U.S. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

The risks of participating in these multiemployer benefit plans are different from single-employer benefit plans in the following aspects:

•	Assets contributed to the multiemployer benefit plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the multiemployer benefit plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If the Company stops participating in some of its multiemployer benefit plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

The Company participates in over 300 multiemployer benefit plans, primarily related to its Building Efficiency business in the U.S., none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2012, 2011 and 2010 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $47 million, $51 million and $46 million to multiemployer benefit plans in fiscal 2012, 2011 and 2010, respectively.

Based on the most recent information available, the Company believes that the present value of actuarial accrued liabilities in certain of these multiemployer benefit plans may exceed the value of the assets held in trust to pay benefits. Currently, the Company is not aware of any significant multiemployer benefits plans for which it is probable or reasonably possible that the Company will be obligated to make up any shortfall in funds. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a withdrawal liability. Currently, the Company is not aware of any significant multiemployer benefit plans for which it is probable or reasonably possible that the Company will withdraw from the plan. Any accrual for a shortfall or withdrawal liability will be recorded when it is probable that a liability exists and it can be reasonably estimated.

Plan Assets

The Company’s investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased and a target duration close to that of the plan liability. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities, are made via mutual funds to diversify the expected investment returns relative to the equity and fixed income investments. As a result of our diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

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

The Company’s plan assets at September 30, 2012 and 2011, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$25	$25	$—	$—

Equity Securities
Large-Cap	781	781	—	—
Small-Cap	324	324	—	—
International - Developed	617	617	—	—

Fixed Income Securities
Government	685	685	—	—
Corporate/Other	219	219	—	—

Hedge Funds	94	—	—	94

Real Estate	240	—	—	240

Total	$2,985	$2,651	$—	$334

Non-U.S. Pension

Cash	$61	$61	$—	$—

Equity Securities
Large-Cap	134	134	—	—
International - Developed	383	383	—	—
International - Emerging	46	46	—	—

Fixed Income Securities
Government	334	334	—	—
Corporate/Other	540	540	—	—

Commodities	12	12	—	—

Hedge Fund	56	—	—	56

Real Estate	91	83	—	8

Total	$1,657	$1,593	$—	$64

Postretirement

Cash	$6	$6	$—	$—

Equity Securities
Large-Cap	35	35	—	—
Small-Cap	11	11	—	—
International - Developed	25	25	—	—
International - Emerging	14	14	—	—

Fixed Income Securities
Government	26	26	—	—
Corporate/Other	74	74	—	—

Commodities	20	20	—	—

Real Estate	12	12	—	—

Total	$223	$223	$—	$—

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$25	$25	$—	$—

Equity Securities
Large-Cap	734	734	—	—
Small-Cap	230	230	—	—
International - Developed	429	429	—	—

Fixed Income Securities
Government	162	162	—	—
Corporate/Other	494	494	—	—

Hedge Funds	94	—	—	94

Real Estate	204	—	—	204

Total	$2,372	$2,074	$—	$298

Non-U.S. Pension

Cash	$57	$57	$—	$—

Equity Securities
Large-Cap	141	141	—	—
International - Developed	347	347	—	—
International - Emerging	47	47	—	—

Fixed Income Securities
Government	276	276	—	—
Corporate/Other	499	499	—	—

Commodities	11	11	—	—

Real Estate	93	86	—	7

Total	$1,471	$1,464	$—	$7

Postretirement

Equity Securities
Large-Cap	$25	$25	$—	$—
Small-Cap	8	8	—	—
International - Developed	19	19	—	—
International - Emerging	9	9	—	—

Fixed Income Securities
Government	19	19	—	—
Corporate/Other	53	53	—	—

Commodities	14	14	—	—

Real Estate	9	9	—	—

Total	$156	$156	$—	$—

Following is a description of the valuation methodologies used for assets measured at fair value.

Cash: The fair value of cash is valued at cost.

Equity Securities: The fair value of equity securities is determined by direct or indirect quoted market prices. If indirect quoted market prices are utilized, the value of assets held in separate accounts is not published, but the investment managers report daily the underlying holdings. The underlying holdings are direct quoted market prices on regulated financial exchanges.

Fixed Income Securities: The fair value of fixed income securities is determined by direct or indirect quoted market prices. If indirect quoted market prices are utilized, the value of assets held in separate accounts is not published, but the investment managers report daily the underlying holdings. The underlying holdings are direct quoted market prices on regulated financial exchanges.

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

The following sets forth a summary of changes in the fair value of assets measured using significant unobservable inputs (Level 3) (in millions):

	Total	Hedge Funds	Real Estate

U.S. Pension

Asset value as of September 30, 2010	$232	$91	$141

Additions net of redemptions	41	—	41
Realized gain	10	—	10
Unrealized gain	15	3	12

Asset value as of September 30, 2011	$298	$94	$204

Additions net of redemptions	11	—	11
Unrealized gain	25	—	25

Asset value as of September 30, 2012	$334	$94	$240

Non-U.S. Pension

Asset value as of September 30, 2010	$6	$—	$6

Unrealized gain	1	—	1

Asset value as of September 30, 2011	$7	$—	$7

Additions net of redemptions	48	48	—
Unrealized gain	9	8	1

Asset value as of September 30, 2012	$64	$56	$8

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2012	2011	2012	2011	2012	2011

Accumulated Benefit Obligation	$3,586	$2,850	$1,904	$1,774	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	2,953	2,717	1,852	1,725	259	256
Service cost	69	66	41	34	5	5
Interest cost	150	145	73	70	13	13
Plan participant contributions	—	—	6	6	7	6
Acquisitions	—	—	6	76	—	—
Divestitures	—	—	(2)	—	—	—
Actuarial loss	722	177	109	9	7	5
Amendments made during the year	—	—	(6)	(32)	—	—
Benefits paid	(158)	(150)	(74)	(67)	(31)	(27)
Estimated subsidy received	—	—	—	—	2	1
Curtailment gain	—	—	(2)	(30)	—	—
Settlement	—	(2)	(19)	(12)	—	—
Other	—	—	41	40	2	—
Currency translation adjustment	—	—	—	33	2	—

Projected benefit obligation at end of year	$3,736	$2,953	$2,025	$1,852	$266	$259

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,372	$2,471	$1,471	$1,216	$156	$—
Actual return on plan assets	504	44	155	29	35	—
Acquisitions	—	—	—	12	—	—
Divestitures	—	—	(1)	—	—	—
Employer and employee contributions	267	9	97	271	63	183
Benefits paid	(158)	(150)	(74)	(67)	(31)	(27)
Settlement payments	—	(2)	(19)	(12)	—	—
Other	—	—	16	1	—	—
Currency translation adjustment	—	—	12	21	—	—

Fair value of plan assets at end of year	$2,985	$2,372	$1,657	$1,471	$223	$156

Funded status	$(751)	$(581)	$(368)	$(381)	$(43)	$(103)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$3	$—	$61	$40	$39	$15
Accrued benefit liability	(754)	(581)	(429)	(421)	(82)	(118)

Net amount recognized	$(751)	$(581)	$(368)	$(381)	$(43)	$(103)

Weighted Average Assumptions (1)
Discount rate (2)	4.15%	5.25%	3.40%	4.00%	4.15%	5.25%
Rate of compensation increase	3.25%	3.30%	2.40%	2.50%	NA	NA

(1)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2012 and 2011.
(2)

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates.

Accumulated Other Comprehensive Income

The amounts in accumulated other comprehensive income on the consolidated statement of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2012 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive loss (income)
Net transition obligation	$2	$—
Net prior service credit	(16)	(26)

Total	$(14)	$(26)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below (in millions):

	Pension Benefits	Postretirement Benefits
Amortization of:
Net transition obligation	$—	$—
Net prior service credit	(1)	(17)

Total	$(1)	$(17)

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit cost (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30	2012	2011	2010	2012	2011	2010	2012	2011	2010

Components of Net Periodic Benefit Cost:
Service cost	$69	$66	$67	$41	$34	$38	$5	$5	$4
Interest cost	150	145	152	73	70	68	13	13	14
Expected return on plan assets	(214)	(203)	(156)	(75)	(75)	(63)	(11)	—	—
Net actuarial (gain) loss	432	336	111	30	43	134	(15)	5	24
Amortization of prior service cost (credit)	1	1	1	(1)	2	—	(17)	(17)	(17)
Curtailment gain	—	—	—	(2)	(19)	(1)	—	—	—
Settlement loss	—	—	—	—	4	2	—	—	—

Net periodic benefit cost	$438	$345	$175	$66	$59	$178	$(25)	$6	$25

Expense Assumptions:
Discount rate	5.25%	5.50%	6.25%	4.00%	4.00%	4.75%	5.25%	5.50%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	5.15%	5.50%	6.00%	6.30%	NA	NA
Rate of compensation increase	3.30%	3.20%	4.20%	2.45%	3.00%	3.20%	NA	NA	NA

15.	SIGNIFICANT RESTRUCTURING COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan (2012 Plan) in the third and fourth quarters of fiscal 2012 and recorded a $297 million restructuring charge, $52 million in the third quarter and $245 million in the fourth quarter of fiscal 2012. The restructuring charge related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions and plant closures. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

The following table summarizes the changes in the Company’s 2012 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Fixed Asset Impairment	Other	Total

Original reserve	$237	$39	$21	$297
Utilized - cash	(16)	—	(6)	(22)
Utilized - noncash	—	(39)	(8)	(47)

Balance at September 30, 2012	$221	$—	$7	$228

The 2012 Plan included workforce reductions of approximately 7,500 employees (5,100 for the Automotive Experience business, 1,700 for the Building Efficiency business and 700 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2012, approximately 800 of the employees have been separated from the Company pursuant to the 2012 Plan. In addition, the 2012 Plan included nine plant closures (six for Automotive Experience, two for Power Solutions and one for Building Efficiency). As of September 30, 2012, two of the nine plants have been closed. The restructuring charge for the impairment of long-lived assets was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. Refer to Note 16, “Impairment of Long-Lived Assets,” of the notes to consolidated financial statements for further information regarding the impairment of long-lived assets.

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

In the third and fourth quarters of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its 2012 restructuring plan. In addition, in the fourth quarter of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets due to volume declines in the European automotive markets. As a result, the Company reviewed the long-lived assets for impairment and recorded a $39 million impairment charge within restructuring costs on the consolidated statement of income, of which $3 million was recorded in the third quarter and $36 million in the fourth quarter of fiscal 2012. Of the total impairment charge, $14 million related to the Power Solutions segment, $11 million related to the Automotive Experience Europe segment, $4 million related to the Building Efficiency Other segment and $10 million related to corporate assets. Refer to Note 15, “Significant Restructuring Costs,” of the notes to consolidated financial statements for further information regarding the 2012 Plan. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”

In the second quarter of fiscal 2012, the Company recorded an impairment charge related to an equity investment. Refer to Note 10, “Fair Value Measurements,” of the notes to consolidated financial statements for additional information.

At September 30, 2012 and 2011, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for discussion of the Company’s goodwill impairment testing.

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

In the second quarter of fiscal 2010, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets due to planned plant closures for the Automotive Experience North America segment. These closures are a result of the Company’s revised restructuring actions to the 2008 restructuring plan. As a result, the Company reviewed its long-lived assets for impairment and recorded a $19 million impairment charge in the second quarter of fiscal 2010 related to the Automotive Experience North America segment. This impairment charge was offset by a decrease in the Company’s restructuring reserve related to the 2008 restructuring plan due to lower employee severance and termination benefit cash payments than previously expected. The impairment was measured under an income approach utilizing forecasted discounted cash flows to determine the fair value of the impaired assets. This method is consistent with the method the Company has employed in prior periods to value other long-lived assets. The inputs utilized in the discounted cash flow analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”

17.	INCOME TAXES

In the fourth quarter of fiscal 2012, the Company changed its accounting policy for recognizing pension and postretirement benefit expenses. Certain amounts have been revised to reflect the retrospective application of this accounting policy change. The $691 million adjustment to the opening balance of retained earnings as of September 30, 2009 was net of a tax benefit of $411 million. Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2012	2011	2010
Tax expense at federal statutory rate	$557	$626	$528
State income taxes, net of federal benefit	20	(10)	28
Foreign income tax expense at different rates and foreign losses without tax benefits	(300)	(351)	(311)
U.S. tax on foreign income	(20)	28	(3)
Reserve and valuation allowance adjustments	13	(30)	(138)
Medicare Part D	—	—	16
U.S. credits and incentives	(13)	(7)	(3)
Other	(20)	1	10

Provision for income taxes	$237	$257	$127

The effective rate is below the U.S. statutory rate primarily due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate.

Valuation Allowances

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

In fiscal 2012, the Company recorded an overall increase to its valuation allowances of $47 million primarily due to a discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2012, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Power Solutions in China would not be utilized. Therefore, the Company recorded a $35 million valuation allowance in the three month period ended September 30, 2012.

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

In the first quarter of fiscal 2010, the Company determined that it was more likely than not that a portion of the deferred tax assets within the Brazil Automotive Experience entity would be utilized. Therefore, the Company released $69 million of valuation allowances. This was comprised of a $93 million decrease in income tax expense offset by a $24 million reduction in cumulative translation adjustments.

In the fourth quarter of fiscal 2010, the Company increased the valuation allowances by $20 million, which was substantially offset by a decrease in its reserves for uncertain tax positions in a similar amount. These adjustments were based on a review of tax return filing positions taken in these jurisdictions and the established reserves.

Given the current economic uncertainty, it is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net increase to tax expense of up to $400 million.

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

At September 30, 2012, the Company had gross tax effected unrecognized tax benefits of $1,465 million of which $1,274 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2012 was approximately $72 million (net of tax benefit).

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
(in millions)
Beginning balance, September 30	$1,357	$1,262	$1,049
Additions for tax positions related to the current year	143	150	253
Additions for tax positions of prior years	36	20	257
Reductions for tax positions of prior years	(58)	(62)	(158)
Settlements	—	(5)	(109)
Statute closings	(13)	(8)	(30)

Ending balance, September 30	$1,465	$1,357	$1,262

In the U.S., the fiscal years 2007 through 2009 are currently under exam by the Internal Revenue Service (IRS) and fiscal years 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Brazil	2004 - 2008
Canada	2007 - 2010
Czech Republic	2007 - 2009
France	2002 - 2010
Germany	2001 - 2010
Italy	2005 - 2009
Mexico	2003 - 2004
Poland	2008 - 2009
Slovakia	2009 - 2010

The Company expects that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $200 million benefit to tax expense.

As a result of certain recent events related to prior tax planning initiatives, during the third quarter of fiscal 2012, the Company reduced the reserve for uncertain tax positions by $22 million, including $13 million of interest and penalties.

Based on published case law in a foreign jurisdiction and the settlement of a tax audit during the third quarter of fiscal 2010, the Company released net $38 million of reserves for uncertain tax positions, including interest and penalties.

As a result of certain events related to tax planning initiatives during the first quarter of fiscal 2010, the Company increased the reserve for uncertain tax positions by $31 million, including $26 million of interest and penalties.

In the fourth quarter of fiscal 2010, the Company decreased its reserves for uncertain tax positions by $20 million, which was substantially offset by an increase in its valuation allowances in a similar amount. These adjustments were based on a review of tax filing positions taken in jurisdictions with valuation allowances as indicated above.

Impacts of Tax Legislation and Change in Statutory Tax Rates

The look-through rule, under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2012. The look-through rule had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. It is generally thought that this rule will be extended with the possibility of retroactive application.

During the fiscal year ended September 30, 2012, tax legislation was adopted in Japan which reduces its statutory income tax rate by 5%. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward. None of these changes had a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

Continuing Operations

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2012	2011	2010

Current
Federal	$118	$56	$112
State	12	—	29
Foreign	313	458	141

	443	514	282

Deferred
Federal	119	94	55
State	21	(9)	2
Foreign	(346)	(342)	(212)

	(206)	(257)	(155)

Provision for income taxes	$237	$257	$127

Consolidated domestic income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2012, 2011 and 2010 was income of $1,131 million, $1,012 million and $538 million, respectively. Consolidated foreign income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2012, 2011 and 2010 was income of $459 million, $777 million and $971 million, respectively.

Income taxes paid for the fiscal years ended September 30, 2012, 2011 and 2010 were $496 million, $384 million and $535 million, respectively.

The Company has not provided additional U.S. income taxes on approximately $6.4 billion of undistributed earnings of consolidated foreign subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings. Refer to “Capitalization” within the “Liquidity and Capital Resources” section of Item 7 for discussion of domestic and foreign cash projections.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2012	2011
Other current assets	$564	$558
Other noncurrent assets	1,783	1,855
Other current liabilities	(10)	(4)
Other noncurrent liabilities	(95)	(56)

Net deferred tax asset	$2,242	$2,353

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2012	2011

Deferred tax assets
Accrued expenses and reserves	$534	$793
Employee and retiree benefits	444	390
Net operating loss and other credit carryforwards	2,582	2,314
Research and development	79	103

	3,639	3,600
Valuation allowances	(766)	(719)

	2,873	2,881

Deferred tax liabilities
Property, plant and equipment	119	130
Intangible assets	349	345
Other	163	53

	631	528

Net deferred tax asset	$2,242	$2,353

At September 30, 2012, the Company had available net operating loss carryforwards of approximately $4.1 billion, of which $1.6 billion will expire at various dates between 2013 and 2031, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2012 of $1.1 billion, which will expire at various dates between 2016 and 2022. The valuation allowance, generally, is for loss carryforwards for which utilization is uncertain because it is unlikely that the losses will be utilized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

18.	SEGMENT INFORMATION

ASC 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has nine reportable segments for financial reporting purposes. The Company’s nine reportable segments are presented in the context of its three primary businesses - Building Efficiency, Automotive Experience and Power Solutions.

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

Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring costs and net mark-to-market adjustments on pension and postretirement plans. General corporate and other overhead expenses are allocated to business segments in determining segment income. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2012	2011	2010
Net Sales
Building Efficiency
North America Systems	$2,389	$2,343	$2,142
North America Service	2,145	2,305	2,127
Global Workplace Solutions	4,294	4,153	3,288
Asia	1,987	1,840	1,422
Other	3,900	4,252	3,823

	14,715	14,893	12,802

Automotive Experience
North America	8,721	7,431	6,765
Europe	9,973	10,267	8,019
Asia	2,640	2,367	1,826

	21,334	20,065	16,610

Power Solutions	5,906	5,875	4,893

Total net sales	$41,955	$40,833	$34,305

	Year Ended September 30,
	2012	2011	2010
Segment Income (Loss)
Building Efficiency
North America Systems (1)	$286	$247	$206
North America Service (2)	164	121	117
Global Workplace Solutions (3)	52	22	40
Asia (4)	267	251	180
Other (5)	141	105	136

	910	746	679

Automotive Experience
North America (6)	487	419	380
Europe (7)	(52)	116	108
Asia (8)	368	245	109

	803	780	597

Power Solutions (9)	854	821	672

Total segment income	$2,567	$2,347	$1,948

Net financing charges	(233)	(174)	(170)
Restructuring costs	(297)	—	—
Net mark-to-market adjustments on pension and postretirement plans	(447)	(384)	(269)

Income before income taxes	$1,590	$1,789	$1,509

	September 30,
	2012	2011	2010
Assets
Building Efficiency
North America Systems	$1,326	$1,300	$1,354
North America Service	1,523	1,581	1,511
Global Workplace Solutions	1,234	1,228	1,012
Asia	1,316	1,247	1,236
Other	3,947	4,115	3,925

	9,346	9,471	9,038

Automotive Experience
North America	4,254	3,863	3,392
Europe	6,742	7,348	5,390
Asia	1,757	1,587	1,345

	12,753	12,798	10,127

Power Solutions	7,242	6,638	5,478

Unallocated	1,543	769	1,100

Total	$30,884	$29,676	$25,743

	Year Ended September 30,
	2012	2011	2010
Depreciation/Amortization
Building Efficiency
North America Systems	$12	$10	$11
North America Service	25	25	23
Global Workplace Solutions	24	18	16
Asia	19	15	15
Other	66	69	73

	146	137	138

Automotive Experience
North America	141	138	147
Europe	284	254	213
Asia	39	27	31

	464	419	391

Power Solutions	214	175	162

Total	$824	$731	$691

	Year Ended September 30,
	2012	2011	2010
Capital Expenditures
Building Efficiency
North America Systems	$6	$6	$14
North America Service	25	17	32
Global Workplace Solutions	7	32	17
Asia	38	22	13
Other	103	91	43

	179	168	119

Automotive Experience
North America	232	210	123
Europe	463	383	225
Asia	82	45	38

	777	638	386

Power Solutions	875	519	272

Total	$1,831	$1,325	$777

(1)	Building Efficiency - North America Systems segment income for the year ended September 30, 2012 excludes $2 million of restructuring costs.
(2)	Building Efficiency - North America Service segment income for the year ended September 30, 2012 excludes $6 million of restructuring costs. For the years ended September 30, 2012 and 2011 North America Service segment income includes $1 million and $2 million, respectively, of equity income.
(3)	Building Efficiency - Global Workplace Solutions segment income for the year ended September 30, 2012 excludes $16 million of restructuring costs.
(4)	Building Efficiency - Asia segment income for the year ended September 30, 2012 excludes $1 million of restructuring costs. For the years ended September 30, 2012, 2011 and 2010, Asia segment income includes $3 million, $3 million and $2 million, respectively, of equity income.
(5)	Building Efficiency - Other segment income for the year ended September 30, 2012 excludes $64 million of restructuring costs. For the years ended September 30, 2012, 2011 and 2010, Other segment income includes $23 million, $17 million and $2 million, respectively, of equity income.
(6)	Automotive Experience - North America segment income for the year ended September 30, 2012 excludes $14 million of restructuring costs. For the years ended September 30, 2012, 2011 and 2010, North America segment income includes $23 million, $20 million and $14 million, respectively, of equity income.

(7)	Automotive Experience - Europe segment income for the year ended September 30, 2012 excludes $145 million of restructuring costs. For the years ended September 30, 2012, 2011 and 2010, Europe segment income includes $5 million, $7 million and $7 million, respectively, of equity income.
(8)	Automotive Experience - Asia segment income for the year ended September 30, 2012 excludes $2 million of restructuring costs. For the years ended September 30, 2012, 2011 and 2010, Asia segment income includes $185 million, $187 million and $132 million, respectively, of equity income.
(9)	Power Solutions segment income for the year ended September 30, 2012 excludes $37 million of restructuring costs. For the years ended September 30, 2012, 2011 and 2010, Power Solutions segment income includes $100 million, $62 million and $97 million, respectively, of equity income.

The Company has significant sales to the automotive industry. In fiscal years 2012, 2011 and 2010, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2012	2011	2010
Net Sales
United States	$15,484	$14,367	$12,892
Germany	4,790	4,590	3,542
Mexico	2,189	1,869	1,428
Other European countries	10,663	10,212	8,338
Other foreign	8,829	9,795	8,105

Total	$41,955	$40,833	$34,305

Long-Lived Assets (Year-end)
United States	$2,521	$2,116	$1,573
Germany	879	864	388
Mexico	588	540	464
Other European countries	1,557	1,356	1,071
Other foreign	895	740	600

Total	$6,440	$5,616	$4,096

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

Effective October 1, 2013, the Company reorganized its Automotive Experience reportable segments to align with its new management reporting structure and business activities. As a result of this change, Automotive Experience will be comprised of three new reportable segments for financial reporting purposes: Seating, Electronics and Interiors. This change will be reflected in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, with comparable periods revised to conform to the new presentation.

19.	NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the “Investments in partially-owned affiliates” line in the consolidated statements of financial position as of September 30, 2012 and 2011. Equity in the net income of nonconsolidated partially-owned affiliates are stated in the “Equity income” line in the consolidated statements of income for the years ended September 30, 2012, 2011 and 2010.

The following table presents summarized financial data for the Company’s nonconsolidated partially-owned affiliates. The amounts included in the table below represent 100% of the results of operations of such nonconsolidated partially-owned affiliates accounted for under the equity method.

Summarized balance sheet data as of September 30 is as follows (in millions):

	2012	2011

Current assets	$3,339	$3,000
Noncurrent assets	1,648	1,120

Total assets	4,987	4,120

Current liabilities	$2,501	$2,188
Noncurrent liabilities	553	378
Shareholders’ equity	1,933	1,554

Total liabilities and shareholders’ equity	4,987	4,120

Summarized income statement data for the years ended September 30 is as follows (in millions):

	2012	2011	2010

Net sales	$9,261	$8,468	$7,378
Gross profit	1,423	1,154	1,086
Net income attributable to the entity	664	526	477

20.	COMMITMENTS AND CONTINGENCIES

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $25 million and $30 million at September 30, 2012 and 2011, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2012 and 2011, the Company recorded conditional asset retirement obligations of $76 million and $91 million, respectively.

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

JOHNSON CONTROLS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Year Ended September 30,	2012	2011	2010

Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$89	$96	$99
Provision charged to costs and expenses	47	37	42
Reserve adjustments	(15)	(23)	(24)
Accounts charged off	(42)	(24)	(25)
Acquisition of businesses	—	4	4
Currency translation	(1)	(1)	—

Balance at end of period	$78	$89	$96

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$719	$739	$816
Allowance established for new operating and other loss carryforwards	119	95	70
Acquisition of businesses	—	18	—
Allowance reversed for loss carryforwards utilized and other adjustments	(72)	(133)	(147)

Balance at end of period	$766	$719	$739

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of September 30, 2012, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of September 30, 2012 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in its internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the fiscal year ended September 30, 2012.

ITEM 9B	OTHER INFORMATION

None.

PART III

The information required by Part III, Items 10, 11, 13 and 14, and certain of the information required by Item 12, is incorporated herein by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders (fiscal 2012 Proxy Statement), dated and to be filed with the SEC on or about December 10, 2012, as follows:

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections entitled “Q: Where can I find Corporate Governance materials for Johnson Controls?,” “Proposal One: Election of Directors,” “Board Information,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the fiscal 2012 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.

ITEM 11	EXECUTIVE COMPENSATION

Incorporated by reference to the sections entitled “Board Information,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation during Fiscal Year 2012,” “Potential Payments and Benefits Upon Termination or Change of Control,” “Johnson Controls Share Ownership” and “Shareholder Information Summary” of the fiscal 2012 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” under “Proposal Four: Approve the Johnson Controls, Inc. 2012 Omnibus Incentive Plan” and the section entitled “Johnson Controls Share Ownership” of the fiscal 2012 Proxy Statement.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to sections entitled “Board Information - Board Independence” and “Board Information - Related Person Transactions” of the fiscal 2012 Proxy Statement.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section entitled “Relationship with Independent Auditors” under “Audit Committee Report” of the fiscal 2012 Proxy Statement.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in Form 10-K

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	52

Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010	54

Consolidated Statements of Financial Position at September 30, 2012 and 2011	55

Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010	56

Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. for the years ended September 30, 2012, 2011 and 2010	57

Notes to Consolidated Financial Statements	58

(2) Financial Statement Schedule

For the years ended September 30, 2012, 2011 and 2010:

Schedule II - Valuation and Qualifying Accounts	106

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

Other Matters

For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 333-10707, 333-66073, 333-41564, 333-141578, 333-117898 and 333-173326.

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
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

Date: November 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 19, 2012, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Stephen A. Roell Stephen A. Roell Chairman and Chief Executive Officer	/s/ R. Bruce McDonald R. Bruce McDonald Executive Vice President and Chief Financial Officer

/s/ Brian J. Stief Brian J. Stief Vice President and Corporate Controller (Principal Accounting Officer)	/s/ Dennis W. Archer Dennis W. Archer Director

/s/ David Abney David Abney Director	/s/ Robert L. Barnett Robert L. Barnett Director

/s/ Natalie A. Black Natalie A. Black Director	/s/ Robert A. Cornog Robert A. Cornog Director

/s/ Richard Goodman Richard Goodman Director	/s/ Jeffrey A. Joerres Jeffrey A. Joerres Director

/s/ William H. Lacy William H. Lacy Director	/s/ Mark P. Vergnano Mark P. Vergnano Director

/s/ Eugenio Clariond Reyes-Retana Eugenio Clariond Reyes-Retana Director	Julie L. Bushman Director

Johnson Controls, Inc.

Index to Exhibits

Exhibit	Title

3.(i)	Restated Articles of Incorporation of Johnson Controls, Inc., as amended through January 26, 2011 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 1, 2011) (Commission File No. 1-5097).

3.(ii)	Johnson Controls, Inc. By-Laws, as amended and restated through January 26, 2011 (incorporated by reference to Exhibit 3.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 1, 2011 ) (Commission File No. 1-5097).

4.A	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.B	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.C	Letter of agreement dated December 6, 1990 between Johnson Controls, Inc., LaSalle National Trust, N.A. and Fidelity Management Trust Company which replaces LaSalle National Trust, N.A. as Trustee of the Johnson Controls, Inc. Employee Stock Ownership Plan Trust with Fidelity Management Trust Company as Successor Trustee, effective January 1, 1991 (incorporated by reference to Exhibit 4.F to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 1991) (Commission File No. 1-5097).

4.D	Indenture for debt securities dated January 17, 2006 between Johnson Controls, Inc. and US Bank N.A. as successor trustee to JP Morgan Chase (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Registration Statement on Form S-3ASR [Reg. No. 333-130714]).

4.E	[RESERVED].

4.F	Supplemental Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5907).

4.G	Subordinated Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5907).

4.H	Supplemental Indenture No. 1, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5907).

4.I	Supplemental Indenture No. 2, dated March 1, 2012, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 1, 2012) (Commission File No. 1-5097).

4.J	Officers’ Certificate, dated December 2, 2011, establishing the 2.600% Senior Notes due 2016, 3.750% Senior Notes due 2021 and 5.250% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed December 2, 2011) (Commission File No. 1-5097).

4.K	Form of Corporate Unit (incorporated by reference to Exhibit 4.6 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5907).

4.L	Form of Treasury Unit (incorporated by reference to Exhibit 4.7 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5907).

4.M	Form of Subordinated Note (incorporated by reference to Exhibit 4.8 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5907).

Johnson Controls, Inc.

Index to Exhibits

Exhibit	Title

4.N	Officers’ Certificate, dated March 9, 2010 creating 5.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 10, 2010) (Commission File No. 1-5907).

4.O	Credit Agreement, dated as of February 17, 2011, among Johnson Controls, Inc. and the financial institutions parties thereto (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 18, 2011) (Commission File No. 1-5907).

4.P	Officers’ Certificate, dated February 4, 2011, establishing the Floating Rate Notes due 2014, 1.75% Senior Notes due 2014, 4.25% Senior Notes due 2021 and 5.70% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 7, 2011).

10.B	Johnson Controls, Inc. Common Stock Purchase Plan for Executives as amended November 17, 2004 and effective December 1, 2004 (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2004) (Commission File No. 1-5097).**

10.C	Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors, as amended and restated effective November 18, 2009 (incorporated by reference to Exhibit 10.C to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.D	Johnson Controls, Inc. Executive Survivor Benefits Plan, as amended and restated effective September 15, 2009 (incorporated by reference to Exhibit 10.D to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.E	[RESERVED].

10.F	[RESERVED].

10.G	Form of indemnity agreement effective October 16, 2006, between Johnson Controls, Inc. and each of the directors and elected officers (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.H	Johnson Controls, Inc. Director Share Unit Plan, as amended and restated effective September 20, 2011 (incorporated by reference to Exhibit 10.H to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.I	Johnson Controls, Inc. 2000 Stock Option Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.I to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.J	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended through October 1, 2001, as in use through March 20, 2006 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed November 15, 2005) (Commission File No. 1-5097).**

10.K	Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective September 20, 2011 (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.L	Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as first amended March 21, 2006 with effectiveness of August 1, 2006, and as currently amended effective September 20, 2011 (incorporated by reference to Exhibit 10.L to Johnson Controls,

Johnson Controls, Inc.

Index to Exhibits

Exhibit	Title

Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.M	Johnson Controls, Inc. Executive Deferred Compensation Plan, as amended and restated effective March 23, 2010 (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010) (Commission File No. 1-5097) .**

10.N	Johnson Controls, Inc. 2003 Stock Plan for Outside Directors, as amended September 1, 2009 (incorporated by reference to Exhibit 10.N to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.O	Johnson Controls, Inc. Annual Incentive Performance Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc.’s Current Report Form 8-K filed February 1, 2011) (Commission File No. 1-5097).**

10.P	Johnson Controls, Inc. Retirement Restoration Plan, as amended and restated effective November 17, 2009 (incorporated by reference to Exhibit 10.P to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2009) (Commission File No. 1-5097).**

10.Q	Johnson Controls, Inc. Compensation Summary for Non-Employee Directors as amended and restated effective January 1, 2012, filed herewith.**

10.S	Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended September 16, 2006, as in effect since October 2, 2006 (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.T	Johnson Controls, Inc. Long Term Incentive Performance Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 1, 2011) (Commission File No. 1-5097).**

10.U	Johnson Controls, Inc. 2007 Stock Option Plan, amended as of September 20, 2011 (incorporated by reference to Exhibit 10.U to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.V	Form of stock option award agreement for Johnson Controls, Inc. 2007 Stock Option Plan effective September 20, 2011 (incorporated by reference to Exhibit 10.V to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.W	Supplemental Agreement to the Employment Contract between the Company and Dr. Beda Bolzenius dated August 25, 2008 (incorporated by reference to Exhibit 10.EE to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.X	Johnson Controls, Inc. Executive Compensation Incentive Recoupment Policy effective September 15, 2009, as amended through September 25, 2012, filed herewith.**

10.Y	Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives hired after July 28, 2010, as amended and restated July 28, 2010 (incorporated by reference to Exhibit 10.Y to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010) (Commission File No. 1-5097).**

12	Computation of ratio of earnings to fixed charges for the years ended September 30, 2012, 2011, 2010, 2009 and 2008, filed herewith.

Johnson Controls, Inc.

Index to Exhibits

Exhibit	Title

18	Preferability Letter on Change in Accounting Principle, filed herewith.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm dated November 19, 2012, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	The following materials from Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. and (v) Notes to Consolidated Financial Statements, filed herewith.

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls, Inc. and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.
**	Denotes a management contract or compensatory plan.