Form 10-Q
period 2012-12-31
JOHNSON CONTROLS INC
filed 2013-02-01
CIK 53669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2012
Common Stock: $1.00 par value per share	684,321,131

JOHNSON CONTROLS, INC.

FORM 10-Q

Report Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Johnson Controls, Inc.

Consolidated Statements of Financial Position

(in millions, except par value; unaudited)

	December 31,	September 30,	December 31,
	2012	2012	2011
Assets

Cash and cash equivalents	$314	$265	$241
Accounts receivable—net	7,090	7,308	6,888
Inventories	2,260	2,227	2,283
Other current assets	3,164	2,873	2,425

Current assets	12,828	12,673	11,837

Property, plant and equipment—net	6,553	6,440	5,743
Goodwill	7,016	6,982	6,955
Other intangible assets—net	1,031	947	941
Investments in partially-owned affiliates	1,015	948	896
Other noncurrent assets	2,789	2,894	3,311

Total assets	$31,232	$30,884	$29,683

Liabilities and Equity

Short-term debt	$715	$323	$348
Current portion of long-term debt	320	424	109
Accounts payable	5,880	6,114	5,905
Accrued compensation and benefits	931	1,090	954
Other current liabilities	2,922	2,904	2,787

Current liabilities	10,768	10,855	10,103

Long-term debt	5,413	5,321	5,526
Pension and postretirement benefits	1,235	1,248	788
Other noncurrent liabilities	1,533	1,504	1,706

Long-term liabilities	8,181	8,073	8,020

Commitments and contingencies (Note 18)

Redeemable noncontrolling interests	270	253	282

Common stock, $1.00 par value	684	682	680
Capital in excess of par value	2,092	2,053	1,969
Retained earnings	8,767	8,541	8,134
Treasury stock, at cost	(180)	(179)	(77)
Accumulated other comprehensive income	495	458	431

Shareholders’ equity attributable to Johnson Controls, Inc.	11,858	11,555	11,137
Noncontrolling interests	155	148	141

Total equity	12,013	11,703	11,278

Total liabilities and equity	$31,232	$30,884	$29,683

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Income

(in millions, except per share data; unaudited)

	Three Months Ended
	December 31,
	2012	2011
Net sales
Products and systems*	$8,357	$8,334
Services*	2,065	2,083

	10,422	10,417

Cost of sales
Products and systems*	7,215	7,159
Services*	1,699	1,722

	8,914	8,881

Gross profit	1,508	1,536

Selling, general and administrative expenses	(1,052)	(1,035)
Net financing charges	(61)	(49)
Equity income	85	120

Income before income taxes	480	572

Provision for income taxes	96	113

Net income	384	459

Income attributable to noncontrolling interests	30	35

Net income attributable to Johnson Controls, Inc.	$354	$424

Earnings per share
Basic	$0.52	$0.62
Diluted	$0.52	$0.62

*	Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical and Global Workplace Solutions.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in millions; unaudited)

	Three Months Ended
	December 31,
	2012	2011
Net income	$384	$459

Other comprehensive income, net of tax:

Foreign currency translation adjustments	43	(228)
Realized and unrealized gains (losses) on derivatives	(1)	10
Unrealized gains (losses) on marketable common stock	3	(3)
Pension and postretirement plans	(9)	3

Other comprehensive income (loss)	36	(218)

Total comprehensive income	420	241

Comprehensive income attributable to noncontrolling interests	29	35

Comprehensive income attributable to Johnson Controls, Inc.	$391	$206

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Consolidated Statements of Cash Flows

(in millions; unaudited)

	Three Months Ended
	December 31,
	2012	2011
Operating Activities
Net income attributable to Johnson Controls, Inc.	$354	$424
Income attributable to noncontrolling interests	30	35

Net income	384	459

Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	205	182
Amortization of intangibles	18	14
Pension and postretirement benefit cost (credit)	(16)	7
Pension and postretirement contributions	(16)	(342)
Equity in earnings of partially-owned affiliates, net of dividends received	(48)	(102)
Deferred income taxes	(8)	69
Equity-based compensation	16	19
Other	(3)	(1)
Changes in assets and liabilities, excluding acquisitions:
Receivables	241	206
Inventories	(20)	5
Other assets	(222)	(186)
Restructuring reserves	(34)	(10)
Accounts payable and accrued liabilities	(167)	(305)
Accrued income taxes	(32)	(112)

Cash provided (used) by operating activities	298	(97)

Investing Activities
Capital expenditures	(371)	(538)
Sale of property, plant and equipment	17	3
Acquisition of businesses, net of cash acquired	—	(11)
Settlement of cross-currency interest rate swaps	6	(10)
Changes in long-term investments	(17)	(100)
Warrant redemption	—	25

Cash used by investing activities	(365)	(631)

Financing Activities
Increase (decrease) in short-term debt—net	392	(284)
Increase in long-term debt	90	1,099
Repayment of long-term debt	(109)	(7)
Payment of cash dividends	(253)	(109)
Proceeds from the exercise of stock options	34	5
Cash paid to acquire a noncontrolling interest	—	(10)
Other	1	(13)

Cash provided by financing activities	155	681

Effect of exchange rate changes on cash and cash equivalents	(39)	31

Increase (decrease) in cash and cash equivalents	49	(16)
Cash and cash equivalents at beginning of period	265	257

Cash and cash equivalents at end of period	$314	$241

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the three month period ended December 31, 2012 are not necessarily indicative of results for the Company’s 2013 fiscal year because of seasonal and other factors.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended December 31, 2012, September 30, 2012 and December 31, 2011, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, the VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three months ended December 31, 2012 and 2011 was not material. The VIE is named as a co-obligor under a third party debt agreement in the amount of $135 million, maturing in fiscal 2019, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $101 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	December 31,	September 30,	December 31,
	2012	2012	2011
Current assets	$209	$199	$191
Noncurrent assets	148	144	111

Total assets	$357	$343	$302

Current liabilities	$164	$172	$133
Noncurrent liabilities	24	25	25

Total liabilities	$188	$197	$158

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

The Company has a 40% interest in an equity method investee whereby the investee is a variable interest entity. The investee produces and sells lead-acid batteries of which the Company will both purchase and supply certain batteries to complement each investment partners’ portfolio. The Company has a contractual right to purchase the remaining 60% equity interest in the investee between May 2014 and May 2016 (the “call option”). If the Company does not exercise the call option prior to its expiration in May 2016, for a period of six months thereafter the Company is subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price is fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company has determined that the investee is a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company is not the primary beneficiary as the Company does not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the consolidated statements of financial position at December 31, 2012, September 30, 2012 and December 31, 2011 was $54 million, $55 million and $51 million, respectively, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE are immaterial and represent normal course of business trade receivables and payables for all presented periods.

As mentioned previously within the “Consolidated VIEs” section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $54 million, $52 million and $42 million at December 31, 2012, September 30, 2012 and December 31, 2011,

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the “Consolidated VIEs” section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Retrospective Changes

Certain amounts as of December 31, 2011 have been revised to conform to the current year’s presentation. Effective October 1, 2012, the Company reorganized the reportable segments within its Automotive Experience business to align with its new management reporting structure and business activities. As a result of this change, Automotive Experience is comprised of three new reportable segments for financial reporting purposes: Seating, Interiors and Electronics. Historical information has been revised to reflect the new Automotive Experience reportable segment structure. Refer to Note 6, “Goodwill and Other Intangible Assets,” and Note 17, “Segment Information,” of the notes to consolidated financial statements for further information.

In the fourth quarter of fiscal 2012, the Company changed its accounting policy for recognizing pension and postretirement benefit expenses. The Company’s historical accounting treatment smoothed asset returns and amortized deferred actuarial gains and losses over future years. The new mark-to-market approach includes measuring the market related value of plan assets at fair value instead of utilizing a three-year smoothing approach. In addition, the Company has elected to completely eliminate the corridor approach and recognize actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. The Company believes this new policy is preferable and provides greater transparency to on-going operational results. The change has no impact on future pension and postretirement funding or benefits paid to participants. The change has been reported through retrospective application of the new policy to all periods presented and resulted in a $14 million increase in net income attributable to Johnson Controls, Inc. ($0.02 per diluted share) in the quarter ended December 31, 2011.

In January 2013, the Company’s shareholders approved a restatement of the Company’s articles of incorporation that included the simplification of the par value of the Company’s common stock by changing the par value from $0.01 7/18 per share to $1.00 per share. This change resulted in an increase to common stock and corresponding reduction in capital in excess of par value in the consolidated statements of financial position and is reported through retrospective application of the new par value for all periods presented.

2.	New Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 provides companies an option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that is more likely than not that the indefinite-lived intangible asset is impaired. If, as a result of the qualitative assessment, it is determined that it is not more likely than not that the indefinite-lived intangible assets is impaired, then the Company is not required to take further action. ASU No. 2012-02 is effective for the Company for impairment tests of indefinite-lived intangible assets performed in the current fiscal year. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

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

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 is effective for the Company for goodwill impairment tests performed in the current fiscal year. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 was effective for the Company for the quarter ended December 31, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to the consolidated statements of comprehensive income (loss) and Note 13, “Equity and Noncontrolling Interests,” of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

3.	Acquisition of Businesses

In the first quarter of fiscal 2013, the Company made no acquisitions.

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

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts within accounts receivable—net and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the consolidated statements of financial position. Amounts included within accounts receivable – net related to these contracts were $481 million, $548 million and $394 million at December 31, 2012, September 30, 2012 and December 31, 2011, respectively. Amounts included within other current liabilities were $379 million, $365 million and $373 million at December 31, 2012, September 30, 2012 and December 31, 2011, respectively.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

5.	Inventories

Inventories consisted of the following (in millions):

	December 31,	September 30,	December 31,
	2012	2012	2011
Raw materials and supplies	$1,121	$1,118	$1,115
Work-in-process	434	417	403
Finished goods	819	806	886

FIFO inventories	2,374	2,341	2,404
LIFO reserve	(114)	(114)	(121)

Inventories	$2,260	$2,227	$2,283

6.	Goodwill and Other Intangible Assets

Effective October 1, 2012, the Company reorganized the reportable segments within its Automotive Experience business to align with its new management reporting structure and business activities. Historical information has been revised to reflect the new Automotive Experience reportable segment structure. Refer to Note 17, “Segment Information,” of the notes to consolidated financial statements for further information.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine month period ended September 30, 2012 and the three month period ended December 31, 2012 were as follows (in millions):

				Currency
	December 31,	Business	Business	Translation and	September 30,
	2011	Acquisitions	Divestitures	Other	2012
Building Efficiency
North America Systems	$519	$—	$—	$2	$521
North America Service	710	—	(2)	—	708
Global Workplace Solutions	183	—	—	4	187
Asia	395	—	—	1	396
Other	1,046	—	(32)	(20)	994
Automotive Experience
Seating	2,460	21	—	3	2,484
Interiors	376	—	—	26	402
Electronics	250	—	—	—	250
Power Solutions	1,016	21	—	3	1,040

Total	$6,955	$42	$(34)	$19	$6,982

				Currency
	September 30,	Business	Business	Translation and	December 31,
	2012	Acquisitions	Divestitures	Other	2012
Building Efficiency
North America Systems	$521	$—	$—	$—	$521
North America Service	708	—	—	—	708
Global Workplace Solutions	187	—	—	—	187
Asia	396	—	—	(6)	390
Other	994	—	—	13	1,007
Automotive Experience
Seating	2,484	—	—	11	2,495
Interiors	402	—	—	7	409
Electronics	250	—	—	1	251
Power Solutions	1,040	—	—	8	1,048

Total	$6,982	$—	$—	$34	$7,016

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	December 31, 2012			September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$168	$(97)	$71	$188	$(113)	$75	$293	$(206)	$87
Customer relationships	520	(124)	396	517	(117)	400	484	(94)	390
Miscellaneous	325	(77)	248	204	(47)	157	186	(36)	150

Total amortized intangible assets	1,013	(298)	715	909	(277)	632	963	(336)	627
Unamortized intangible assets
Trademarks	316	—	316	315	—	315	314	—	314

Total intangible assets	$1,329	$(298)	$1,031	$1,224	$(277)	$947	$1,277	$(336)	$941

Amortization of other intangible assets for the three month periods ended December 31, 2012 and 2011 was $18 million and $14 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2014, 2015, 2016, 2017 and 2018 will be approximately $80 million, $75 million, $68 million, $60 million and $52 million per year, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended December 31, 2012 and 2011 were as follows (in millions):

	Three Months Ended
	December 31,
	2012	2011
Balance at beginning of period	$278	$301
Accruals for warranties issued during the period	67	58
Accruals related to pre-existing warranties (including changes in estimates)	(4)	(8)
Settlements made (in cash or in kind) during the period	(66)	(45)
Currency translation	—	(3)

Balance at end of period	$275	$303

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

8.	Significant Restructuring Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan (2012 Plan) in the third and fourth quarters of fiscal 2012 and recorded a $297 million restructuring charge, $52 million in the third quarter and $245 million in the fourth quarter of fiscal 2012. The restructuring charge related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included planned workforce reductions and plant closures. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

The following table summarizes the changes in the Company’s 2012 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2012	$221	$7	$—	$228
Utilized—cash	(27)	(3)	—	(30)
Utilized—noncash	—	—	2	2

Balance at December 31, 2012	$194	$4	$2	$200

The 2012 Plan includes workforce reductions of approximately 7,500 employees (5,100 for the Automotive Experience business, 1,700 for the Building Efficiency business and 700 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2012, approximately 2,000 of the employees have been separated from the Company pursuant to the 2012 Plan. In addition, the 2012 Plan includes nine plant closures (six for Automotive Experience, two for Power Solutions and one for Building Efficiency). As of December 31, 2012, three of the nine plants have been closed.

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

Effective Tax Rate

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2012 and 2011, the Company’s estimated annual effective income tax rate from continuing operations was 20%.

Valuation Allowance

The Company reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

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

Uncertain Tax Positions

At September 30, 2012, the Company had gross tax effected unrecognized tax benefits of $1,465 million of which $1,274 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2012 was approximately $72 million (net of tax benefit). The net change in interest and penalties during the three months ended December 31, 2012 and 2011 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the U.S., the fiscal years 2007 through 2009 are currently under exam by the Internal Revenue Service (IRS) and fiscal years 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered
Belgium	2010 - 2011
Brazil	2004 - 2008
Canada	2007 - 2010
France	2002 - 2010
Germany	2001 - 2010
Italy	2005 - 2009
Mexico	2003 - 2004, 2008 - 2011
Poland	2008 - 2010
Slovakia	2009 - 2010

The Company expects that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $200 million benefit to tax expense.

Impacts of Tax Legislation

Tax legislation was adopted in various jurisdictions during the three month period ended December 31, 2012. These law changes will not have a material impact on the Company’s consolidated financial statements.

The “look-through rule,” under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2012. The “look-through rule” had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in January 2013 retroactive to the beginning of the Company’s 2013 fiscal year; however, because the bill was not signed into law until January 2013 it was not in effect as of December 31, 2012. The effect of the “look-through rule” expiration did not have a material impact on the Company’s consolidated financial statements for the quarter ended December 31, 2012.

During the three month period ended December 31, 2011, tax legislation was adopted in Japan which reduced its income tax rate by 5%. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward. These law changes did not have a material impact on the Company’s consolidated financial statements.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

10.	Pension and Postretirement Plans

As discussed in Note 1, “Financial Statements,” of the notes to consolidated financial statements, the Company elected to change its policy for recognizing pension and postretirement benefit expenses in the fourth quarter of fiscal 2012. This change in accounting policy has been applied retrospectively, revising all periods presented.

The components of the Company’s net periodic benefit costs associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, “Compensation – Retirement Benefits” (in millions):

	Pension Benefits
	U.S. Plans Three Months Ended December 31,		Non-U.S. Plans Three Months Ended December 31,
	2012	2011	2012	2011
Service cost	$23	$17	$10	$9
Interest cost	38	38	16	18
Expected return on plan assets	(58)	(54)	(18)	(18)
Curtailment gain	—	—	(24)	—

Net periodic benefit cost (credit)	$3	$1	$(16)	$9

	Postretirement Benefits
	Three Months Ended December 31,
	2012	2011
Service cost	$1	$1
Interest cost	3	3
Expected return on plan assets	(3)	(3)
Amortization of prior service credit	(4)	(4)

Net periodic benefit credit	$(3)	$(3)

The curtailment gain in the three months ended December 31, 2012 was the result of a lost contract in the Global Workplace Solutions segment.

11.	Debt and Financing Arrangements

During the quarter ended December 31, 2012, a $35 million and a $100 million committed revolving credit facility expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2013 and a new $100 million committed revolving credit facility scheduled to expire in December 2013. As of December 31, 2012, there were no draws on either facility.

During the quarter ended December 31, 2012, the Company entered into a five-year, 70 million euro, floating rate credit facility scheduled to mature in fiscal 2018. The Company drew on the credit facility during the quarter ended December 31, 2012. Proceeds from the facility were used for general corporate purposes.

During the quarter ended December 31, 2012, the Company retired $100 million in principal amount, plus accrued interest, of its 5.8% fixed rate notes that matured November 2012. The Company used cash to fund the payment.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

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

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options and unvested restricted stock. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to capital in excess of par value when the award generates a tax deduction. If there would be a shortfall resulting in a charge to capital in excess of par value, such an amount would be a reduction of the proceeds. For unvested restricted stock, assumed proceeds under the treasury stock method would include unamortized compensation cost and windfall tax benefits or shortfalls.

The Company’s outstanding Equity Units due 2042 are reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued as of the beginning of the reporting period and included in calculating diluted earnings per share. In addition, if dilutive, interest expense, net of tax, related to the outstanding Equity Units is added back to the numerator in calculating diluted earnings per share.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2012	2011
Income Available to Common Shareholders
Basic income available to common shareholders	$354	$424
Interest expense, net of tax	—	1

Diluted income available to common shareholders	$354	$425

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	683.1	679.8
Effect of dilutive securities:
Stock options and unvested restricted stock	3.6	5.6
Equity units	—	3.7

Diluted weighted average shares outstanding	686.7	689.1

Antidilutive Securities
Options to purchase common shares	2.6	1.5

The Company declared and paid a dividend of $0.19 per common share in the three months ended December 31, 2012. The Company declared a dividend of $0.18 per common share in the three months ended December 31, 2011, which was paid in the month subsequent to the end of the fiscal quarter.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

13.	Equity and Noncontrolling Interests

The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
Beginning balance, September 30	$11,555	$148	$11,703	$11,042	$138	$11,180
Total comprehensive income:
Net income	354	11	365	424	15	439
Foreign currency translation adjustments	44	(1)	43	(228)	1	(227)
Realized and unrealized gains (losses) on derivatives	(1)	—	(1)	10	—	10
Unrealized gains (losses) on marketable common stock	3	—	3	(3)	—	(3)
Pension and postretirement plans	(9)	—	(9)	3	—	3

Other comprehensive income (loss)	37	(1)	36	(218)	1	(217)

Comprehensive income	391	10	401	206	16	222

Other changes in equity:
Cash dividends—common stock	(130)	—	(130)	(123)	—	(123)
Dividends attributable to noncontrolling interests	—	(3)	(3)	—	(9)	(9)
Redemption value adjustment attributable to redeemable noncontrolling interests	2	—	2	(5)	—	(5)
Other, including options exercised	40	—	40	17	(4)	13

Ending balance, December 31	$11,858	$155	$12,013	$11,137	$141	$11,278

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Beginning balance, September 30	$253	$260
Net income	19	20
Foreign currency translation adjustments	—	(1)
Dividends	—	(8)
Redemption value adjustment	(2)	5
Increase in noncontrolling interest share	—	6

Ending balance, December 31	$270	$282

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

The following schedules present changes in accumulated other comprehensive income attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Foreign currency translation adjustments
Balance at beginning of period	$413	$634
Aggregate adjustment for the period (net of tax effect of $6 and $3)	44	(228)

Balance at end of period	457	406

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	12	(27)
Current period changes in fair value (net of tax effect of $1 and $0)	3	(1)
Reclassification to income (net of tax effect of $2 and $8)	(4)	11

Balance at end of period	11	(17)

Unrealized gains (losses) on marketable common stock
Balance at beginning of period	5	6
Current period changes in fair value (net of tax effect of $0)	3	(6)
Reclassification to income (net of tax effect of $0)	—	3

Balance at end of period	8	3

Pension and postretirement plans
Balance at beginning of period	28	36
Reclassification to income and other changes (net of tax effect of $4 and $2)	(9)	3

Balance at end of period	19	39

Accumulated other comprehensive income, end of period	$495	$431

14.	Derivative Instruments and Hedging Activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 15, “Fair Value Measurements,” of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At December 31, 2012, September 30, 2012 and December 31, 2011, the Company had three cross-currency interest rate swaps outstanding, totaling 20 billion yen.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

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

		Volume Outstanding as of
Commodity	Units	December 31, 2012	September 30, 2012	December 31, 2011
Copper	Pounds	11,960,000	13,135,000	14,098,000
Lead	Metric Tons	23,700	21,200	26,125
Aluminum	Metric Tons	2,084	2,868	4,013
Tin	Metric Tons	1,008	1,344	65

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2012, September 30, 2012 and December 31, 2011, the Company had hedged approximately 4.5 million, 4.5 million and 4.3 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013, and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. The $100 million fixed to floating interest rate swap matured in November 2012. There were seven interest rate swaps outstanding as of December 31, 2012, and eight interest rate swaps outstanding as of September 30, 2012 and December 31, 2011.

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

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31, 2012	September 30, 2012	December 31, 2011	December 31, 2012	September 30, 2012	December 31, 2011
Other current assets
Foreign currency exchange derivatives	$10	$14	$32	$4	$8	$28
Commodity derivatives	8	11	1	—	—	—
Interest rate swaps	2	2	—	—	—	—
Cross-currency interest rate swaps	21	1	—	—	—	—
Other noncurrent assets
Interest rate swaps	5	6	7	—	—	—
Equity swap	—	—	—	138	123	133
Foreign currency exchange derivatives	—	—	1	—	—	1

Total assets	$46	$34	$41	$142	$131	$162

Other current liabilities
Foreign currency exchange derivatives	$12	$17	$63	$5	$9	$26
Commodity derivatives	—	—	9	—	—	—
Cross-currency interest rate swaps	—	—	8	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	301	401	100	—	—	—
Long-term debt
Fixed rate debt swapped to floating	455	456	757	—	—	—
Other noncurrent liabilities
Foreign currency exchange derivatives	—	—	1	—	—	1

Total liabilities	$768	$874	$938	$5	$9	$27

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three months ended December 31, 2012 and 2011 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow	Location of Gain (Loss)	Three Months Ended December 31,
Hedging Relationships	Reclassified from AOCI into Income	2012	2011
Foreign currency exchange derivatives	Cost of sales	$1	$(6)
Commodity derivatives	Cost of sales	5	(13)

Total		$6	$(19)

Derivatives in ASC 815 Cash Flow	Amount of Gain (Loss) Recognized in AOCI on Derivative
Hedging Relationships	December 31, 2012	September 30, 2012	December 31, 2011
Foreign currency exchange derivatives	$(2)	$(3)	$(18)
Commodity derivatives	5	7	(8)
Forward treasury locks	8	8	9

Total	$11	$12	$(17)

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value	Location of Gain (Loss)	Three Months Ended December 31,
Hedging Relationships	Recognized in Income on Derivative	2012	2011
Interest rate swap	Net financing charges	$(1)	$(8)
Fixed rate debt swapped to floating	Net financing charges	1	8

Total		$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as	Location of Gain (Loss)	Three Months Ended December 31,
Hedging Instruments under ASC 815	Recognized in Income on Derivative	2012	2011
Foreign currency exchange derivatives	Cost of sales	$—	$23
Foreign currency exchange derivatives	Net financing charges	(1)	(29)
Foreign currency exchange derivatives	Provision for income taxes	4	4
Equity swap	Selling, general and administrative	15	21

Total		$18	$19

The amount of gains (losses) recognized in cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $12 million, $1 million, and $(5) million at December 31, 2012, September 30, 2012 and December 31, 2011, respectively. For the three months ended December 31, 2012 and 2011, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2012, September 30, 2012 and December 31, 2011 (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$14	$—	$14	$—
Commodity derivatives	8	—	8	—
Interest rate swaps	2	—	2	—
Cross-currency interest rate swaps	21	—	21	—
Other noncurrent assets
Interest rate swaps	5	—	5	—
Investments in marketable common stock	32	32	—	—
Equity swap	138	138	—	—

Total assets	$220	$170	$50	$—

Other current liabilities
Foreign currency exchange derivatives	$17	$—	$17	$—
Current portion of long-term debt
Fixed rate debt swapped to floating	301	—	301	—
Long-term debt
Fixed rate debt swapped to floating	455	—	455	—

Total liabilities	$773	$—	$773	$—

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

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

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

	Fair Value Measurements Using:
	Total as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$60	$—	$60	$—
Commodity derivatives	1	—	1	—
Other noncurrent assets
Interest rate swaps	7	—	7	—
Investments in marketable common stock	43	43	—	—
Equity swap	133	133	—	—
Foreign currency exchange derivatives	2	—	2	—

Total assets	$246	$176	$70	$—

Other current liabilities
Foreign currency exchange derivatives	$89	$—	$89	$—
Cross-currency interest rate swaps	8	—	8	—
Commodity derivatives	9	—	9	—
Current portion of long-term debt
Fixed rate debt swapped to floating	100	—	100	—
Long-term debt
Fixed rate debt swapped to floating	757	—	757	—
Other noncurrent liabilities
Foreign currency exchange derivatives	2	—	2	—

Total liabilities	$965	$—	$965	$—

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2012, September 30, 2012 and December 31, 2011. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at December 31, 2012, September 30, 2012 and December 31, 2011.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. The $100 million fixed to floating interest rate swap matured in November 2012. There were seven interest rate swaps outstanding as of December 31, 2012, and eight interest rate swaps outstanding as of September 30, 2012 and December 31, 2011.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At December 31, 2012, September 30, 2012 and December 31, 2011, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. As of December 31, 2012, September 30, 2012, and December 31, 2011, the Company recorded unrealized gains of $8 million, $5 million and $8 million, respectively, in accumulated other comprehensive income. There were no unrealized losses recorded in accumulated other comprehensive income on these investments as of December 31, 2012 and September 30, 2012. The Company recorded unrealized losses of $5 million in accumulated other comprehensive income on these investments as of December 31, 2011. Unrealized and realized losses recorded on these investments are deemed not material for further disclosure.

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

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.3 billion, $6.3 billion and $6.1 billion at December 31, 2012, September 30, 2012 and December 31, 2011, respectively, was determined using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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

At December 31, 2012 and 2011, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2012 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2012. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

At October 1, 2012, the Company assessed goodwill for impairment in the Automotive Experience business due to the change in reportable segments as described in Note 17, “Segment Information,” of the notes to consolidated financial statements. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at October 1, 2012. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

While the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill at the assessment dates indicated above, a prolonged significant decline in the European automotive industry could put the Company at risk of not achieving future growth assumptions and could result in impairment of goodwill or other long-lived assets, or result in additional restructuring actions, within the Automotive Experience business, which could be material to the consolidated financial statements.

17.	Segment Information

Effective October 1, 2012, the Company reorganized the reportable segments within its Automotive Experience business to align with its new management reporting structure and business activities. Prior to this reorganization, Automotive Experience was comprised of three reportable segments for financial reporting purposes: North America, Europe and Asia. As a result of this change, Automotive Experience is now comprised of three new reportable segments for financial reporting purposes: Seating, Interiors and Electronics. Historical information has been revised to reflect the new Automotive Experience reportable segment structure.

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

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

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

Automotive Experience

Automotive Experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport utility/crossover vehicles.

•	Seating produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems.

•	Interiors produces instrument panels, floor consoles, door panels, headliners and overhead systems.

•	Electronics produces information displays and body controllers, including electronic convenience features, and clusters.

Power Solutions

Power Solutions services both automotive original equipment manufacturers and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise.

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

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

	Net Sales
	Three Months Ended December 31,
	2012	2011
Building Efficiency
North America Systems	$533	$552
North America Service	455	514
Global Workplace Solutions	1,134	1,086
Asia	505	473
Other	905	917

	3,532	3,542

Automotive Experience
Seating	3,889	3,895
Interiors	1,012	1,026
Electronics	313	340

	5,214	5,261

Power Solutions	1,676	1,614

Total net sales	$10,422	$10,417

	Segment Income
	Three Months Ended December 31,
	2012	2011
Building Efficiency
North America Systems	$48	$53
North America Service	20	18
Global Workplace Solutions	35	10
Asia	66	62
Other	3	2

	172	145

Automotive Experience
Seating	85	189
Interiors	(10)	(17)
Electronics	26	29

	101	201

Power Solutions	268	275

Total segment income	$541	$621

Net financing charges	(61)	(49)

Income before income taxes	$480	$572

Johnson Controls, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

18.	Commitments and Contingencies

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million, $25 million and $29 million at December 31, 2012, September 30, 2012 and December 31, 2011, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At December 31, 2012, September 30, 2012 and December 31, 2011, the Company recorded conditional asset retirement obligations of $81 million, $76 million and $86 million, respectively.

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

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows for the three-month periods ended December 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated November 19, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of September 30, 2012, is fairly stated in all material respects in relation to the consolidated statements of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 1, 2013

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

All statements in this report, other than purely historical information, including future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals and the assumptions upon which those statements are based, are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “forecast,” “project” or “plan” or terms of similar meaning are also generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors, some of which are beyond our control, which may cause actual results to differ materially from those expressed or implied by such forward-looking statements. A detailed discussion of risks, uncertainties and other factors that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2012. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this report are only made as of the date of this report, and we assume no obligation, and we disclaim any obligation, to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

Johnson Controls is a global diversified technology and industrial leader serving customers in more than 150 countries. The Company creates quality products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advanced batteries for hybrid and electric vehicles; and interior systems for automobiles.

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, the Company acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. The Company entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning and refrigeration equipment and services.

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

The Power Solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. The Company serves both automotive original equipment manufacturers (OEMs) and the general vehicle battery aftermarket. The Company also supplies advanced battery technologies to power Start-Stop, hybrid and electric vehicles.

The following information should be read in conjunction with the September 30, 2012 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our 2012 Annual Report on Form 10-K. References in the following discussion and analysis to “Three Months” refer to the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Certain amounts as of December 31, 2011 have been revised to conform to the current year’s presentation. Effective October 1, 2012, the Company reorganized the reportable segments within its Automotive Experience business to align with its new management reporting structure and business activities. As a result of this change, Automotive Experience is comprised of three new reportable segments for financial reporting purposes: Seating, Interiors and Electronics. Historical information has been revised to reflect the new Automotive Experience reportable segment structure.

In the fourth quarter of fiscal 2012, the Company changed its accounting policy for recognizing pension and postretirement benefit expenses. The Company’s historical accounting treatment smoothed asset returns and amortized deferred actuarial gains and losses over future years. The new mark-to-market approach includes measuring the market related value of plan assets at fair value instead of utilizing a three-year smoothing approach. In addition, the Company has elected to completely eliminate the corridor approach and recognize actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. The Company believes this new policy is preferable and provides greater transparency to on-going operational results. The change has no impact on future pension and postretirement funding or benefits paid to participants. The change has been reported through retrospective application of the new policy to all periods presented and resulted in a $14 million increase in net income attributable to Johnson Controls, Inc. ($0.02 per diluted share) in the quarter ended December 31, 2011.

Outlook

On January 18, 2013, the Company announced that it expects diluted earnings per share of $0.40—$0.42 in the second quarter of fiscal 2013. This guidance reflects the current European automotive production environment and short-term delays in flexing labor in the region as well as a high level of launch activity. The Company also reaffirmed its fiscal 2013 full year guidance, as announced on December 19, 2012. This guidance states a year over year segment income improvement of 10% and diluted earnings per share of $2.60—$2.70.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at December 31, 2012 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2013 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of December 31, 2012. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans—Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2012, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.4 billion and there were $300 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2013, the Company believes the long-term rate of return will approximate 8.00%, 4.55% and 5.80% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first three months of fiscal 2013, the Company made approximately $16 million in total pension contributions. In total, the Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal 2013. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2013.

Net Sales

	Three Months Ended
	December 31,
(in millions)	2012	2011	Change
Net sales	$10,422	$10,417	0%

Consolidated net sales were comparable to the prior period due to higher sales in the Power Solutions business ($90 million), Automotive Experience business ($51 million) and Building Efficiency business ($4 million), offset by the unfavorable impact of foreign currency translation ($140 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 1% as compared to the prior year. The favorable impacts of increased automotive industry production in North America and strong automotive production and building demand in Asia, were partially offset by the negative impacts of lower automotive industry production in Europe, softness in building demand in North America, mild weather conditions on automotive battery aftermarket demand and prior year divestitures in the Building Efficiency business. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended
	December 31,
(in millions)	2012	2011	Change
Cost of sales	$8,914	$8,881	0%
Gross profit	1,508	1,536	-2%
% of sales	14.5%	14.7%

The increase in total cost of sales year over year corresponds to the sales noted above, with gross profit percentage remaining relatively consistent. Gross profit in the Automotive Experience business was unfavorably impacted by higher operating costs related to operational inefficiencies, delay in flex labor costs related to lower production volumes in Europe, and net unfavorable pricing and commercial settlements, partially offset by lower purchasing costs and favorable sales mix. The Building Efficiency business experienced favorable sales mix and pricing initiatives, partially offset by contract related losses. Gross profit in the Power Solutions business was favorably impacted by pricing, product mix and vertical integration, partially offset by higher costs for battery cores and lead. Foreign currency translation had a favorable impact on cost of sales of approximately $121 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended
	December 31,
(in millions)	2012	2011	Change
Selling, general and administrative expenses	$1,052	$1,035	2%
% of sales	10.1%	9.9%

Selling, general and administrative expenses (SG&A), as well as SG&A as a percentage of sales, increased slightly year over year. The Automotive Experience business SG&A increased primarily due to higher engineering, product development and employee related expenses. The Power Solutions business SG&A increased primarily due to higher employee related expenses and a prior year business interruption insurance recovery. The Building Efficiency business SG&A decreased primarily due to a pension curtailment gain resulting from a lost Global Workplace Solutions contract, and overall lower employee related expenses due to cost reduction initiatives. Foreign currency translation had a favorable impact on SG&A of $13 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Net Financing Charges

	Three Months Ended
	December 31,
(in millions)	2012	2011	Change
Net financing charges	$61	$49	24%

The increase in net financing charges was primarily due to higher interest expense as a result of higher debt levels and higher interest rates in the current period.

Equity Income

	Three Months Ended
	December 31,
(in millions)	2012	2011	Change
Equity income	$85	$120	-29%

The decrease in equity income was primarily due to a prior year gain on redemption of a warrant for an existing partially-owned affiliate in the Power Solutions business ($25 million) and a prior year equity interest gain in the Automotive Experience business. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Provision for Income Taxes

	Three Months Ended
	December 31,
(in millions)	2012	2011
Tax provision	$96	$113
Effective tax rate	20%	20%

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

Income Attributable to Noncontrolling Interests

	Three Months Ended
	December 31,
(in millions)	2012	2011	Change
Income attributable to noncontrolling interests	$30	$35	-14%

The decrease in income attributable to noncontrolling interests was primarily due to the effects of an increase in the Company’s ownership percentage in an Automotive Experience partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended
	December 31,
(in millions)	2012	2011	Change
Net income attributable to Johnson Controls, Inc.	$354	$424	-17%

The decrease in net income attributable to Johnson Controls, Inc. was primarily due to lower gross profit, lower equity income, higher selling, general and administrative expenses, higher net financing charges and the unfavorable impact of foreign currency translation, partially offset by a decrease in the provision for income taxes and lower income attributable to noncontrolling interests. Diluted earnings per share for the three months ended December 31, 2012 was $0.52 compared to diluted earnings per share of $0.62 for the three months ended December 31, 2011.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring costs and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales Three Months Ended December 31,			Segment Income Three Months Ended December 31,
(in millions)	2012	2011	Change	2012	2011	Change
North America Systems	$533	$552	-3%	$48	$53	-9%
North America Service	455	514	-11%	20	18	11%
Global Workplace Solutions	1,134	1,086	4%	35	10	250%
Asia	505	473	7%	66	62	6%
Other	905	917	-1%	3	2	50%

	$3,532	$3,542	0%	$172	$145	19%

Net Sales:

•

The decrease in North America Systems was primarily due to lower volumes of equipment and controls systems in the commercial construction and replacement markets ($20 million), partially offset by the favorable impact of foreign currency translation ($1 million).

•

The decrease in North America Service was primarily due to a reduction in energy solutions volumes ($36 million) and truck-based volumes ($25 million), partially offset by the favorable impact of foreign currency translation ($2 million).

•

The increase in Global Workplace Solutions was primarily due to an increase in services to new and existing customers ($50 million), partially offset by the unfavorable impact of foreign currency translation ($2 million).

•	The increase in Asia was primarily due to higher volumes of equipment and controls systems ($30 million) and the favorable impact of foreign currency translation ($2 million).

•

The decrease in Other was primarily due to lower volumes due to prior year divestitures ($33 million) and the unfavorable impact of foreign currency translation ($17 million), partially offset by higher volumes in unitary products ($22 million), other businesses ($13 million) and Latin America ($3 million).

Segment Income:

•

The decrease in North America Systems was primarily due to higher selling, general and administrative expenses ($6 million), and lower volumes ($5 million), partially offset by favorable margin rates ($6 million).

•

The increase in North America Service was primarily due to lower selling, general and administrative expenses ($13 million), and favorable margin rates ($5 million), partially offset by lower volumes ($16 million).

•

The increase in Global Workplace Solutions was primarily due to a pension curtailment gain resulting from a lost contract net of other contract losses ($22 million), favorable margin rates ($5 million) and higher volumes ($3 million), partially offset by higher selling, general and administrative expenses ($5 million).

•	The increase in Asia was primarily due to higher volumes ($8 million) and favorable margin rates ($3 million), partially offset by higher selling, general and administrative expenses ($7 million).

•

The increase in Other was primarily due to higher volumes ($10 million), and lower selling, general and administrative expenses ($6 million), partially offset by contract related charges ($7 million), lower income due to prior year divestitures ($6 million) and lower equity income ($2 million).

Automotive Experience

	Net Sales Three Months Ended December 31,			Segment Income Three Months Ended December 31,
(in millions)	2012	2011	Change	2012	2011	Change
Seating	$3,889	$3,895	0%	$85	$189	-55%
Interiors	1,012	1,026	-1%	(10)	(17)	41%
Electronics	313	340	-8%	26	29	-10%

	$5,214	$5,261	-1%	$101	$201	-50%

Net Sales:

•

The decrease in Seating was primarily due to the unfavorable impact of foreign currency translation ($74 million), lower volumes to the Company’s major OEM customers ($17 million) and net unfavorable pricing and commercial settlements ($16 million), partially offset by favorable sales mix ($76 million) and the prior year negative impact of the flooding in Thailand and related events ($25 million).

•

The decrease in Interiors was primarily due to the unfavorable impact of foreign currency translation ($13 million) and lower volumes to the Company’s major OEM customers ($5 million), partially offset by net favorable pricing and commercial settlements ($4 million).

•

The decrease in Electronics was primarily due to the unfavorable impact of foreign currency translation ($11 million), lower volumes to the Company’s major OEM customers ($10 million) and net unfavorable pricing and commercial settlements ($6 million).

Segment Income:

•

The decrease in Seating was primarily due to higher operating costs ($54 million), higher selling, general and administrative expenses ($30 million), net unfavorable pricing and commercial settlements ($27 million), lower equity income including a prior year equity interest gain ($17 million), lower volumes ($5 million), higher engineering expenses ($5 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by favorable sales mix ($17 million), lower purchasing costs ($12 million) and the prior year negative impact of the flooding in Thailand and related events ($6 million).

•

The increase in Interiors was primarily due to net favorable pricing and commercial settlements ($14 million), higher equity income ($4 million), lower operating costs ($3 million) and favorable sales mix ($2 million), partially offset by higher purchasing costs ($6 million), higher selling, general and administrative expenses ($5 million), higher engineering expenses ($4 million) and lower volumes ($1 million).

•

The decrease in Electronics was primarily due to net unfavorable pricing and commercial settlements ($5 million), higher engineering costs ($5 million), lower volumes ($3 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by lower purchasing costs ($8 million), higher equity income ($1 million), lower selling, general and administrative expenses ($1 million), lower operating costs ($1 million) and favorable sales mix ($1 million).

Power Solutions

	Three Months Ended
	December 31,
(in millions)	2012	2011	Change
Net sales	$1,676	$1,614	4%
Segment income	268	275	-3%

•

Net sales increased primarily due to favorable pricing and product mix ($61 million), and higher sales volumes ($43 million), partially offset by the unfavorable impact of foreign currency translation ($28 million) and the impact of pass through pricing ($14 million).

•

Segment income decreased primarily due to a prior year gain on redemption of a warrant for an existing partially-owned affiliate ($25 million), higher selling, general and administrative expenses including a prior year business interruption insurance recovery net of related costs and lost profit on sales due to a continued plant shutdown in Asia ($7 million), and the unfavorable impact of foreign currency translation ($3 million), partially offset by favorable pricing and product mix net of higher costs for battery cores and lead ($15 million), higher sales volumes ($5 million), higher equity income ($5 million) and lower operating and transportation costs ($3 million).

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At December 31, 2012, the unearned backlog was $5.1 billion. The Asia and Other segment backlogs increased compared to prior year levels, offset by decreases in the North America Service and North America Systems backlogs compared to the prior year.

Financial Condition

Working Capital

(in millions)	December 31, 2012	September 30, 2012	Change	December 31, 2011	Change
Current assets	$12,828	$12,673		$11,837
Current liabilities	(10,768)	(10,855)		(10,103)

	2,060	1,818	13%	1,734	19%

Less: Cash	314	265		241
Add: Short-term debt	715	323		348
Add: Current portion of long-term debt	320	424		109

Working Capital	$2,781	$2,300	21%	$1,950	43%

Accounts receivable	7,090	7,308	-3%	6,888	3%
Inventories	2,260	2,227	1%	2,283	-1%
Accounts payable	5,880	6,114	-4%	5,905	0%

•

The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, and the current portion of long-term debt. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•

The increase in working capital at December 31, 2012 as compared to September 30, 2012 was primarily due to lower accrued compensation and benefits primarily due to timing of incentive compensation payments, higher inventory levels to support higher sales levels and lower accounts payable primarily due to timing of supplier payments, partially offset by lower accounts receivable levels due to the timing of customer receipts. Compared to December 31, 2011, the increase was primarily due to higher accounts receivable from the timing of customer receipts and an increase in other current assets related to income and indirect taxes, partially offset by lower inventory levels based on increased turnover.

•

The Company’s days sales in accounts receivable at December 31, 2012 were 58, higher than 55 at each of the comparable periods ended September 30, 2012 and December 31, 2011, respectively. The change in accounts receivable compared to September 30, 2012 and December 31, 2011 was primarily due to sales volumes and timing of customer receipts in the current quarter compared to each respective comparable quarter. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•

The Company’s inventory turns for the three months ended December 31, 2012 were lower than the comparable period ended September 30, 2012 primarily due to higher inventory production to meet higher sales levels. Inventory turns were higher than the comparable period ended December 31, 2011 primarily due to improvements in inventory management.

•

Days in accounts payable at December 31, 2012 were 73 days, an increase from 72 and 71 for the comparable periods September 30, 2012 and December 31, 2011, respectively. This change was primarily due to the timing of supplier payments.

Cash Flows

	Three Months Ended December 31,
(in millions)	2012	2011
Cash provided (used) by operating activities	$298	$(97)
Cash used by investing activities	(365)	(631)
Cash provided by financing activities	155	681
Capital expenditures	(371)	(538)

•

The increase in cash provided by operating activities for the three months ended December 31, 2012 was primarily due to lower pension and postretirement contributions, and favorable working capital changes in accounts payable and accrued liabilities, accrued income taxes and accounts receivable, partially offset by lower net income, and unfavorable working capital changes in other assets and restructuring reserves.

•	The decrease in cash used by investing activities for the three months ended December 31, 2012 was primarily due to lower capital expenditures.

•

The decrease in cash provided by financing activities for the three months ended December 31, 2012 was primarily due to a prior year $1.1 billion bond issuance partially offset by the acceleration of the payment of the first quarter dividend and repayments of debt in the current period. Refer to Note 11, “Debt and Financing Arrangements,” of the notes to consolidated financial statements for further discussion.

•

The decrease in capital expenditures for the three months ended December 31, 2012 primarily relates to prior year capacity expansion in the Power Solutions business in addition to an overall initiative to decrease capital spending in the current period.

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

At December 31, 2012 and 2011, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2012 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2012. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

At October 1, 2012, the Company assessed goodwill for impairment in the Automotive Experience business due to the change in reportable segments as described in Note 17, “Segment Information,” of the notes to consolidated financial statements. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at October 1, 2012. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

While the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill at the assessment dates indicated above, a prolonged significant decline in the European automotive industry could put the Company at risk of not achieving future growth assumptions and could result in impairment of goodwill or other long-lived assets, or result in additional restructuring actions, within the Automotive Experience business, which could be material to the consolidated financial statements.

Capitalization

	December 31,	September 30,		December 31,
(in millions)	2012	2012	Change	2011	Change
Short-term debt	$715	$323		$348
Current portion of long-term debt	320	424		109
Long-term debt	5,413	5,321		5,526

Total debt	6,448	6,068	6%	5,983	8%
Shareholders’ equity attributable to Johnson Controls, Inc.	11,858	11,555	3%	11,137	6%

Total capitalization	$18,306	$17,623	4%	$17,120	7%

Total debt as a % of total capitalization	35%	34%		35%

•

The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•

At December 31, 2012, September 30, 2012, and December 31, 2011, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro, 237 million euro and 223 million euro, respectively. Additionally, at December 31, 2012, September 30, 2012 and December 31, 2011, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $185 million. There were no draws on any of the revolving facilities for the respective periods. As of December 31, 2012, $50 million and 137 million euro are scheduled to expire in fiscal 2013 and $135 million and 100 million euro are scheduled to expire in fiscal 2014.

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

•

In November 2012, the Company entered into a five-year, 70 million euro, floating rate credit facility scheduled to mature in November 2017. The Company drew on the credit facility during the first quarter of fiscal 2013. Proceeds from the facility were used for general corporate purposes.

•	In November 2012, the Company retired $100 million in principal amount, plus accrued interest, of its 5.8% fixed rate notes that matured. The Company used cash to fund the payment.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of December 31, 2012, it could borrow up to $1.8 billion on committed credit lines.

•

The Company believes its capital resources and liquidity position at December 31, 2012 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2013 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of December 31, 2012. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans- Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2012, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.4 billion and there were $300 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 provides companies an option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that is more likely than not that the indefinite-lived intangible asset is impaired. If, as a result of the qualitative assessment, it is determined that it is not more likely than not that the indefinite-lived intangible assets is impaired, then the Company is not required to take further action. ASU No. 2012-02 is effective for the Company for impairment tests of indefinite-lived intangible assets performed in the current fiscal year. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 is effective for the Company for goodwill impairment tests performed in the current fiscal year. The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 was effective for the Company for the quarter ended December 31, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations. Refer to the consolidated statements of comprehensive income (loss) and Note 13, “Equity and Noncontrolling Interests,” of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2012, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended December 31, 2012.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million, $25 million and $29 million at December 31, 2012, September 30, 2012 and December 31, 2011, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At December 31, 2012, September 30, 2012 and December 31, 2011, the Company recorded conditional asset retirement obligations of $81 million, $76 million and $86 million, respectively.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended December 31, 2012.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/12 - 10/31/12
Purchases by Company (1)	—	—	—	$21,366
11/1/12 - 11/30/12
Purchases by Company (1)	—	—	—	$500,000,000
12/1/12 - 12/31/12
Purchases by Company (1)	—	—	—	$500,000,000

10/1/12 - 10/31/12
Purchases by Citibank	—	—	—	NA
11/1/12 - 11/30/12
Purchases by Citibank	—	—	—	NA
12/1/12 - 12/31/12
Purchases by Citibank	—	—	—	NA

(1)	Repurchases of the Company’s common stock by the Company pursuant to its publicly announced program may be intended to partially offset dilution related to the Company’s stock option and restricted stock equity compensation plans.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 49 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: February 1, 2013	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.

Form 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Tax Refund Purchase Agreement among Dr. Beda Bolzenius, Johnson Controls, Inc. and Christiane Bolzenius dated as of November 30, 2012.*

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated February 1, 2013, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan.