Form 10-Q
period 2013-03-31
JOHNSON CONTROLS INC
filed 2013-05-03
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2013
Common Stock: $1.00 par value per share	684,995,294

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	March 31, 2013	September 30, 2012	March 31, 2012
Assets

Cash and cash equivalents	$481	$265	$240
Accounts receivable - net	7,317	7,308	7,402
Inventories	2,298	2,227	2,374
Other current assets	2,730	2,873	2,346
Current assets	12,826	12,673	12,362

Property, plant and equipment - net	6,525	6,440	6,086
Goodwill	7,097	6,982	7,040
Other intangible assets - net	1,126	947	966
Investments in partially-owned affiliates	1,059	948	961
Other noncurrent assets	3,224	2,894	3,558
Total assets	$31,857	$30,884	$30,973

Liabilities and Equity

Short-term debt	$957	$323	$530
Current portion of long-term debt	1,123	424	148
Accounts payable	6,146	6,114	6,313
Accrued compensation and benefits	979	1,090	956
Other current liabilities	2,896	2,904	2,608
Current liabilities	12,101	10,855	10,555

Long-term debt	4,590	5,321	5,645
Pension and postretirement benefits	1,211	1,248	782
Other noncurrent liabilities	1,718	1,504	1,928
Long-term liabilities	7,519	8,073	8,355

Commitments and contingencies (Note 18)

Redeemable noncontrolling interests	205	253	318

Common stock, $1.00 par value	693	688	684
Capital in excess of par value	2,181	2,047	1,992
Retained earnings	8,846	8,541	8,396
Treasury stock, at cost	(230)	(179)	(110)
Accumulated other comprehensive income	308	458	633
Shareholders’ equity attributable to Johnson Controls, Inc.	11,798	11,555	11,595
Noncontrolling interests	234	148	150
Total equity	12,032	11,703	11,745
Total liabilities and equity	$31,857	$30,884	$30,973
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales
Products and systems*	$8,407	$8,495	$16,764	$16,829
Services*	2,023	2,070	4,088	4,153
	10,430	10,565	20,852	20,982
Cost of sales
Products and systems*	7,263	7,299	14,478	14,458
Services*	1,679	1,713	3,378	3,435
	8,942	9,012	17,856	17,893

Gross profit	1,488	1,553	2,996	3,089

Selling, general and administrative expenses	(1,091)	(1,050)	(2,143)	(2,085)
Restructuring costs	(84)	—	(84)	—
Net financing charges	(66)	(63)	(127)	(112)
Equity income	148	79	233	199

Income before income taxes	395	519	875	1,091

Provision for income taxes	217	102	313	215

Net income	178	417	562	876

Income attributable to noncontrolling interests	30	38	60	73

Net income attributable to Johnson Controls, Inc.	$148	$379	$502	$803

Earnings per share
Basic	$0.22	$0.56	$0.73	$1.18
Diluted	$0.21	$0.55	$0.73	$1.17

*
Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical and Global Workplace Solutions.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net income	$178	$417	$562	$876

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(179)	174	(136)	(54)
Realized and unrealized gains (losses) on derivatives	(7)	19	(8)	29
Unrealized gains on marketable common stock	3	11	6	8
Pension and postretirement plans	(3)	(3)	(12)	—

Other comprehensive income (loss)	(186)	201	(150)	(17)

Total comprehensive income (loss)	(8)	618	412	859

Comprehensive income attributable to noncontrolling interests	31	37	60	72

Comprehensive income (loss) attributable to Johnson Controls, Inc.	$(39)	$581	$352	$787

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Operating Activities
Net income attributable to Johnson Controls, Inc.	$148	$379	$502	$803
Income attributable to noncontrolling interests	30	38	60	73
Net income	178	417	562	876
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	234	200	457	396
Pension and postretirement benefit cost (credit)	3	6	(13)	13
Pension and postretirement contributions	(29)	(22)	(45)	(364)
Equity in earnings of partially-owned affiliates, net of dividends received	(51)	(59)	(99)	(161)
Deferred income taxes	129	(26)	121	43
Impairment charges	13	14	13	14
Gain on divestitures - net	—	(35)	—	(35)
Fair value adjustment of equity investment	(82)	(12)	(82)	(12)
Other	14	18	27	36
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	(295)	(277)	(54)	(71)
Inventories	(64)	(74)	(84)	(69)
Other assets	(70)	(9)	(292)	(195)
Accounts payable and accrued liabilities	282	181	81	(134)
Accrued income taxes	(45)	(79)	(77)	(191)
Cash provided by operating activities	217	243	515	146

Investing Activities
Capital expenditures	(293)	(448)	(664)	(986)
Sale of property, plant and equipment	29	3	46	6
Acquisition of businesses, net of cash acquired	(113)	(19)	(113)	(30)
Business divestitures	—	91	—	91
Settlement of cross-currency interest rate swaps	47	(9)	53	(19)
Changes in long-term investments	—	2	(17)	(98)
Warrant redemption	—	—	—	25
Cash used by investing activities	(330)	(380)	(695)	(1,011)

Financing Activities
Increase (decrease) in short-term debt - net	245	186	637	(98)
Increase in long-term debt	1	136	91	1,235
Repayment of long-term debt	(5)	(9)	(114)	(16)
Stock repurchases	(50)	(33)	(50)	(33)
Payment of cash dividends	—	(123)	(253)	(232)
Proceeds from the exercise of stock options	51	16	85	21
Other	27	(17)	28	(40)
Cash provided by financing activities	269	156	424	837
Effect of exchange rate changes on cash and cash equivalents	11	(20)	(28)	11
Increase (decrease) in cash and cash equivalents	167	(1)	216	(17)
Cash and cash equivalents at beginning of period	314	241	265	257
Cash and cash equivalents at end of period	$481	$240	$481	$240
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the three and six month periods ended March 31, 2013 are not necessarily indicative of results for the Company’s 2013 fiscal year because of seasonal and other factors.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended March 31, 2013, September 30, 2012 and March 31, 2012, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three and six month periods ended March 31, 2013 and 2012 was not material. The VIE is named as a co-obligor under a third party debt agreement in the amount of $135 million, maturing in fiscal 2019, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $101 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	March 31, 2013	September 30, 2012	March 31, 2012
Current assets	$261	$199	$218
Noncurrent assets	148	144	168
Total assets	$409	$343	$386

Current liabilities	$183	$172	$151
Noncurrent liabilities	24	25	41
Total liabilities	$207	$197	$192

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

The Company has a 40% interest in an equity method investee whereby the investee is a VIE. The investee produces and sells lead-acid batteries of which the Company will both purchase and supply certain batteries to complement each investment partners’ portfolio. The Company has a contractual right to purchase the remaining 60% equity interest in the investee between May 2014 and May 2016 (the “call option”). If the Company does not exercise the call option prior to its expiration in May 2016, for a period of six months thereafter the Company is subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price is fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company has determined that the investee is a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company is not the primary beneficiary as the Company does not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the consolidated statements of financial position at March 31, 2013, September 30, 2012 and March 31, 2012 was $56 million, $55 million and $52 million, respectively, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE are immaterial and represent normal course of business trade receivables and payables for all presented periods.

As mentioned previously within the “Consolidated VIEs” section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, these two entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $56 million, $52 million and $39 million at March 31, 2013, September 30, 2012 and March 31, 2012, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the “Consolidated VIEs” section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

Retrospective Changes

Certain amounts as of September 30, 2012 and March 31, 2012 have been revised to conform to the current year’s presentation.

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

In the fourth quarter of fiscal 2012, the Company changed its accounting policy for recognizing pension and postretirement benefit expenses. The Company’s historical accounting treatment smoothed asset returns and amortized deferred actuarial gains and losses over future years. The new mark-to-market approach includes measuring the market related value of plan assets at fair value instead of utilizing a three-year smoothing approach. In addition, the Company has elected to completely eliminate the corridor approach and recognize actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. The Company believes this new policy is preferable and provides greater transparency to on-going operational results. The change has no impact on future pension and postretirement funding or benefits paid to participants. The change has been reported through retrospective application of the new policy to all periods presented. This change resulted in a $15 million increase in net income attributable to Johnson Controls, Inc. ($0.02 per diluted share) for the three months ended March 31, 2012 and a $29 million increase in net income attributable to Johnson Controls, Inc. ($0.05 per diluted share) for the six months ended March 31, 2012.

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

In March 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment (CTA) into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. Additionally, ASU No. 2013-05 states that CTA should be released into net income upon an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). ASU No. 2013-05 will be effective prospectively for the Company for the quarter ending December 31, 2014, with early adoption permitted. The significance of this guidance for the Company is dependent on any future derecognition events involving the Company's foreign entities.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to disclose these reclassifications by each respective line item on the statements of income. ASU No. 2013-02 is effective for the Company for the quarter ended December 31, 2013, though the Company has early adopted as permitted. The adoption of this guidance had no impact on the Company's consolidated financial condition or results of operations. Refer to Note 13, "Equity and Noncontrolling Interests," of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 provides companies an option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

intangible asset is impaired. If, as a result of the qualitative assessment, it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the Company is not required to take further action. ASU No. 2012-02 is effective for the Company for impairment tests of indefinite-lived intangible assets performed in the current fiscal year. The adoption of this guidance had no impact on the Company’s consolidated financial condition or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 requires additional quantitative and qualitative disclosures of gross and net information regarding financial instruments and derivative instruments that are offset or eligible for offset in the consolidated statement of financial position. ASU No. 2011-11 will be effective for the Company for the quarter ending December 31, 2013. The adoption of this guidance will have no impact on the Company’s consolidated financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 is effective for the Company for goodwill impairment tests performed in the current fiscal year. The adoption of this guidance will have no impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 was effective for the Company for the quarter ended December 31, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial condition or results of operations. Refer to the consolidated statements of comprehensive income (loss) and Note 13, “Equity and Noncontrolling Interests,” of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

3.	Acquisitions and Divestitures

In the first six months of fiscal 2013, the Company completed two acquisitions for a combined purchase price, net of cash acquired, of $113 million, all of which was paid in the six months ended March 31, 2013. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $177 million. The purchase price allocations may be subsequently adjusted to reflect final valuation studies. As a result of one of the acquisitions, which increased the Company's ownership from a noncontrolling to controlling interest, the Company recorded a non-cash gain of $82 million in Automotive Experience Seating equity income to adjust the Company's existing equity investment in the partially-owned affiliate in India to fair value.

There were no business divestitures for the six months ended March 31, 2013.

In the second quarter of fiscal 2013, the Company announced it is exploring the potential sale of its Automotive Experience Electronics business. The process is in the early stages.

In the first six months of fiscal 2012, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $38 million, all of which was paid in the six months ended March 31, 2012. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $71 million. As a result of two of the acquisitions, which increased the Company's ownership from a noncontrolling to controlling interest, the Company recorded a non-cash gain of $12 million, of which $9 million was recorded in Power Solutions equity income and $3 million was recorded in Automotive Experience Seating equity income, to adjust the Company's existing equity investments in the partially-owned affiliates to fair value.

In the first six months of fiscal 2012, the Company adjusted the purchase price allocation of certain fiscal 2011 acquisitions. The adjustments were as a result of a true-up to the purchase price in the amount of $8 million, for which the cash was received

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

in the first quarter of fiscal 2012. Also, in connection with these acquisitions, the Company recorded an increase in goodwill of $13 million in fiscal 2012 related to the purchase price allocations.

In the second quarter of fiscal 2012, the Company completed two divestitures for a combined sales price of $91 million, all of which was received in the three months ended March 31, 2012. The divestitures in the aggregate were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain, net of transaction costs, of $35 million and reduced goodwill by $29 million in the Building Efficiency business.

4.	Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $525 million, $548 million and $489 million at March 31, 2013, September 30, 2012 and March 31, 2012, respectively. Billings in excess of costs and earnings related to these contracts were $410 million, $365 million and $412 million at March 31, 2013, September 30, 2012 and March 31, 2012, respectively.

5.	Inventories

Inventories consisted of the following (in millions):

	March 31, 2013	September 30, 2012	March 31, 2012
Raw materials and supplies	$1,112	$1,118	$1,175
Work-in-process	463	417	457
Finished goods	837	806	863
FIFO inventories	2,412	2,341	2,495
LIFO reserve	(114)	(114)	(121)
Inventories	$2,298	$2,227	$2,374

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

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

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six month period ended September 30, 2012 and the six month period ended March 31, 2013 were as follows (in millions):

	March 31, 2012	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2012
Building Efficiency
North America Systems	$520	$—	$—	$1	$521
North America Service	708	—	—	—	708
Global Workplace Solutions	186	—	—	1	187
Asia	391	—	—	5	396
Other	1,034	—	(5)	(35)	994
Automotive Experience
Seating	2,493	21	—	(30)	2,484
Interiors	383	—	—	19	402
Electronics	250	—	—	—	250
Power Solutions	1,075	(26)	—	(9)	1,040
Total	$7,040	$(5)	$(5)	$(48)	$6,982

	September 30, 2012	Business Acquisitions	Business Divestitures	Currency Translation and Other	March 31, 2013
Building Efficiency
North America Systems	$521	$—	$—	$—	$521
North America Service	708	—	—	—	708
Global Workplace Solutions	187	37	—	(5)	219
Asia	396	—	—	(11)	385
Other	994	—	—	4	998
Automotive Experience
Seating	2,484	140	—	(47)	2,577
Interiors	402	—	—	(1)	401
Electronics	250	—	—	—	250
Power Solutions	1,040	—	—	(2)	1,038
Total	$6,982	$177	$—	$(62)	$7,097

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	March 31, 2013			September 30, 2012			March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$165	$(99)	$66	$188	$(113)	$75	$193	$(107)	$86
Customer relationships	620	(124)	496	517	(117)	400	511	(101)	410
Miscellaneous	333	(84)	249	204	(47)	157	194	(39)	155
Total amortized intangible assets	1,118	(307)	811	909	(277)	632	898	(247)	651
Unamortized intangible assets
Trademarks	315	—	315	315	—	315	315	—	315
Total intangible assets	$1,433	$(307)	$1,126	$1,224	$(277)	$947	$1,213	$(247)	$966

Amortization of other intangible assets for the three month periods ended March 31, 2013 and 2012 was $20 million and $11 million, respectively. Amortization of other intangible assets for the six month periods ended March 31, 2013 and 2012 was $38 million and $25 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2014, 2015, 2016, 2017 and 2018 will be approximately $89 million, $81 million, $76 million, $67 million and $58 million per year, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended March 31, 2013 and 2012 were as follows (in millions):

	Six Months Ended March 31,
	2013	2012
Balance at beginning of period	$278	$301
Accruals for warranties issued during the period	126	97
Accruals from acquisitions and divestitures	—	(1)
Accruals related to pre-existing warranties (including changes in estimates)	(7)	(17)
Settlements made (in cash or in kind) during the period	(137)	(84)
Currency translation	(2)	(1)
Balance at end of period	$258	$295

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

8.	Significant Restructuring Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in the third and fourth quarters of fiscal 2012 and recorded $297 million of restructuring costs, of which $52 million was recorded in the third quarter and $245 million was recorded in the fourth quarter of fiscal 2012. As a continuation of its restructuring plan, the Company recorded $84 million of significant restructuring costs primarily for the Automotive Experience Interiors segment in the second quarter of fiscal 2013. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included planned workforce reductions and plant closures. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

The following table summarizes the changes in the Company’s restructuring reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Fixed Asset Impairments	Other	Currency Translation	Total
Balance at September 30, 2012	$221	$—	$7	$—	$228
Utilized—cash	(27)	—	(3)	—	(30)
Utilized—noncash	—	—	—	2	2
Balance at December 31, 2012	$194	$—	$4	$2	$200
Additional restructuring costs	71	13	—	—	84
Utilized—cash	(31)	—	—	—	(31)
Utilized—noncash	—	(13)	(4)	(3)	(20)
Balance at March 31, 2013	$234	$—	$—	$(1)	$233

The Company's restructuring plans include workforce reductions of approximately 8,600 employees (6,200 for the Automotive Experience business, 1,700 for the Building Efficiency business and 700 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2013, approximately 3,300 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans include thirteen plant closures (ten for Automotive Experience, two for Power Solutions and one for Building Efficiency). As of March 31, 2013, three of the thirteen plants have been closed.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

9.	Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2013, the Company's effective tax rate was 55% and 36%, respectively. This was greater than the U.S. federal statutory rate of 35% due to valuation allowance adjustments, an uncertain tax position charge and significant restructuring costs, partially offset by foreign tax rate differentials. For the three and six months ended March 31, 2012, the Company's effective tax rate of 20% was lower than the U.S. federal statutory rate of 35% primarily due to foreign tax rate differentials.

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

In the second quarter of fiscal 2013, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be utilized in Brazil and Germany. Therefore, the Company recorded $94 million of valuation allowances as income tax expense. To the extent the Company improves its underlying operating results in these jurisdictions, these valuation allowances, or a portion thereof, could be reversed in future periods.

Given the current economic uncertainty, it is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net increase to income tax expense of up to $250 million.

Uncertain Tax Positions

At September 30, 2012, the Company had gross tax effected unrecognized tax benefits of $1,465 million of which $1,274 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2012 was approximately $72 million (net of tax benefit). The net change in interest and penalties during the six months ended March 31, 2013 was $7 million, and for the same period in fiscal 2012 was $9 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As a result of foreign law changes during the second quarter of fiscal 2013, the Company increased its total reserve for uncertain tax positions, resulting in income tax expense of $17 million.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

In the U.S., fiscal years 2007 through 2009 are currently under exam by the Internal Revenue Service (IRS) and fiscal years 2004 through 2006 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2010 - 2011
Brazil	2004 - 2008
Canada	2007 - 2010
France	2002 - 2010
Germany	2001 - 2010
Italy	2005 - 2009, 2011
Japan	2010 - 2012
Korea	2008 - 2012
Mexico	2003 - 2004, 2008 - 2011
Poland	2008 - 2010
Slovakia	2009 - 2010

The Company expects that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $200 million benefit to income tax expense.

Impacts of Tax Legislation

As a result of foreign law changes during the second quarter of fiscal 2013, the Company increased its total reserve for uncertain tax positions, resulting in income tax expense of $17 million.

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2012. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in January 2013 retroactive to the beginning of the Company's 2013 fiscal year.

During the six month period ended March 31, 2012, tax legislation was adopted in Japan which reduced its income tax rate by 5%. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward. These law changes did not have a material impact on the Company’s consolidated financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
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

The components of the Company’s net periodic benefit costs associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, “Compensation – Retirement Benefits” (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service cost	$22	$17	$45	$34
Interest cost	37	37	75	75
Expected return on plan assets	(58)	(52)	(116)	(106)
Amortization of prior service cost	1	1	1	1
Net periodic benefit cost	$2	$3	$5	$4

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service cost	$9	$8	$19	$17
Interest cost	16	18	32	36
Expected return on plan assets	(17)	(19)	(35)	(37)
Amortization of prior service credit	(1)	(1)	(1)	(1)
Curtailment gain	(2)	—	(26)	—
Net periodic benefit cost (credit)	$5	$6	$(11)	$15

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service cost	$2	$1	$3	$2
Interest cost	2	4	5	7
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service credit	(5)	(5)	(9)	(9)
Net periodic benefit credit	$(4)	$(3)	$(7)	$(6)

The curtailment gains in the three and six months ended March 31, 2013 were the result of a lost contract in the Global Workplace Solutions segment.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

11.	Debt and Financing Arrangements

During the quarter ended December 31, 2012, a $35 million and a $100 million committed revolving credit facility expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2013 and a new $100 million committed revolving credit facility scheduled to expire in December 2013. As of March 31, 2013, there were no draws on either facility.

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and six month periods ended March 31, 2013 and 2012 contained the following components (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Interest expense, net of capitalized interest costs	$69	$62	$129	$111
Banking fees and bond cost amortization	5	7	10	14
Interest income	(3)	(4)	(7)	(7)
Net foreign exchange results for financing activities	(5)	(2)	(5)	(6)
Net financing charges	$66	$63	$127	$112

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Income Available to Common Shareholders
Basic income available to common shareholders	$148	$379	$502	$803
Interest expense, net of tax	—	—	—	1
Diluted income available to common shareholders	$148	$379	$502	$804

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	684.0	680.0	683.6	679.9
Effect of dilutive securities:
Stock options and unvested restricted stock	5.4	6.2	4.4	5.9
Equity units	—	3.7	—	3.7
Diluted weighted average shares outstanding	689.4	689.9	688.0	689.5

Antidilutive Securities
Options to purchase common shares	0.5	0.7	1.6	1.1

During the three months ended March 31, 2013 and 2012, the Company declared a dividend of $0.19 and $0.18, respectively, per common share. During the six months ended March 31, 2013 and 2012, the Company declared two quarterly dividends totaling $0.38 and $0.36, respectively, per common share. With the exception of the quarterly dividend declared and paid in the three months ended December 31, 2012, the Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

13.	Equity and Noncontrolling Interests

The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, December 31	$11,858	$155	$12,013	$11,137	$141	$11,278
Total comprehensive income:
Net income	148	17	165	379	13	392
Foreign currency translation adjustments	(180)	1	(179)	175	(2)	173
Realized and unrealized gains (losses) on derivatives	(7)	—	(7)	19	—	19
Unrealized gains on marketable common stock	3	—	3	11	—	11
Pension and postretirement plans	(3)	—	(3)	(3)	—	(3)
Other comprehensive income (loss)	(187)	1	(186)	202	(2)	200
Comprehensive income (loss)	(39)	18	(21)	581	11	592

Other changes in equity:
Cash dividends—common stock	(130)	—	(130)	(123)	—	(123)
Dividends attributable to noncontrolling interests	—	(9)	(9)	—	(6)	(6)
Redemption value adjustment attributable to redeemable noncontrolling interests	61	—	61	6	—	6
Repurchases of common stock	(50)	—	(50)	(33)	—	(33)
Change in noncontrolling interest share	—	70	70	—	4	4
Other, including options exercised	98	—	98	27	—	27
Ending balance, March 31	$11,798	$234	$12,032	$11,595	$150	$11,745

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

	Six Months Ended March 31, 2013			Six Months Ended March 31, 2012
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$11,555	$148	$11,703	$11,042	$138	$11,180
Total comprehensive income:
Net income	502	28	530	803	28	831
Foreign currency translation adjustments	(136)	—	(136)	(53)	(1)	(54)
Realized and unrealized gains (losses) on derivatives	(8)	—	(8)	29	—	29
Unrealized gains on marketable common stock	6	—	6	8	—	8
Pension and postretirement plans	(12)	—	(12)	—	—	—
Other comprehensive income (loss)	(150)	—	(150)	(16)	(1)	(17)
Comprehensive income	352	28	380	787	27	814

Other changes in equity:
Cash dividends—common stock	(260)	—	(260)	(246)	—	(246)
Dividends attributable to noncontrolling interests	—	(12)	(12)	—	(15)	(15)
Redemption value adjustment attributable to redeemable noncontrolling interests	63	—	63	1	—	1
Repurchases of common stock	(50)	—	(50)	(33)	—	(33)
Change in noncontrolling interest share	—	70	70	—	—	—
Other, including options exercised	138	—	138	44	—	44
Ending balance, March 31	$11,798	$234	$12,032	$11,595	$150	$11,745

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Beginning balance, December 31	$270	$282
Net income	13	25
Foreign currency translation adjustments	—	1
Dividends	(6)	(1)
Redemption value adjustment	(61)	(6)
Change in noncontrolling interest share	(11)	17
Ending balance, March 31	$205	$318

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012

Beginning balance, September 30	$253	$260
Net income	32	45
Dividends	(6)	(9)
Redemption value adjustment	(63)	(1)
Change in noncontrolling interest share	(11)	23
Ending balance, March 31	$205	$318

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Foreign currency translation adjustments
Balance at beginning of period	$457	$406
Aggregate adjustment for the period (net of tax effect of $12 and $12)	(180)	175
Balance at end of period	277	581

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	11	(17)
Current period changes in fair value (net of tax effect of $3 and $10)	(4)	15
Reclassification to income (net of tax effect of $2 and $2) *	(3)	4
Balance at end of period	4	2

Unrealized gains on marketable common stock
Balance at beginning of period	8	3
Current period changes in fair value (net of tax effect of $0)	3	—
Reclassification to income (net of tax effect of $0) **	—	11
Balance at end of period	11	14

Pension and postretirement plans
Balance at beginning of period	19	39
Reclassification to income (net of tax effect of $2 and $2) ***	(3)	(3)
Balance at end of period	16	36

Accumulated other comprehensive income, end of period	$308	$633

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012

Foreign currency translation adjustments
Balance at beginning of period	$413	$634
Aggregate adjustment for the period (net of tax effect of $21 and $10)	(136)	(53)
Balance at end of period	277	581

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	12	(27)
Current period changes in fair value (net of tax effect of $1 and $9)	(1)	14
Reclassification to income (net of tax effect of $4 and $10) *	(7)	15
Balance at end of period	4	2

Unrealized gains (losses) on marketable common stock
Balance at beginning of period	5	6
Current period changes in fair value (net of tax effect of $0)	6	(6)
Reclassification to income (net of tax effect of $0) **	—	14
Balance at end of period	11	14

Pension and postretirement plans
Balance at beginning of period	28	36
Reclassification to income (net of tax effect of $6 and $3) ***	(12)	(5)
Other changes (net of tax effect of $0)	—	5
Balance at end of period	16	36

Accumulated other comprehensive income, end of period	$308	$633

* Refer to Note 14, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

** Refer to Note 15, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of the line item on the consolidated statements of income affected by reclassifications from AOCI into income related to marketable common stock.

*** Refer to Note 10, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefits costs associated with its defined benefit pension and postretirement plans. For the six months ended March 31, 2013, the amount reclassified from AOCI into income for pension and postretirement plans was split approximately evenly between cost of sales and selling, general and administrative expenses on the consolidated statement of income. For the other periods presented, the amounts reclassified from AOCI into income were primarily recorded in cost of sales.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen. At September 30, 2012 and March 31, 2012, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

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

		Volume Outstanding as of
Commodity	Units	March 31, 2013	September 30, 2012	March 31, 2012
Copper	Pounds	13,420,000	13,135,000	10,413,000
Lead	Metric Tons	23,400	21,200	23,775
Aluminum	Metric Tons	2,925	2,868	2,265
Tin	Metric Tons	672	1,344	—
Iron Scrap	Metric Tons	3,749	—	—

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of March 31, 2013, September 30, 2012 and March 31, 2012, the Company had hedged approximately 4.8 million, 4.5 million and 4.3 million shares of its common stock, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013, and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. The $100 million fixed to floating interest rate swap matured in November 2012. There were seven interest rate swaps outstanding as of March 31, 2013, and eight interest rate swaps outstanding as of September 30, 2012 and March 31, 2012.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31, 2013	September 30, 2012	March 31, 2012	March 31, 2013	September 30, 2012	March 31, 2012
Other current assets
Foreign currency exchange derivatives	$14	$14	$13	$2	$8	$12
Commodity derivatives	2	11	1	—	—	—
Interest rate swaps	5	2	—	—	—	—
Cross-currency interest rate swaps	—	1	16	—	—	—
Other noncurrent assets
Interest rate swaps	—	6	9	—	—	—
Equity swap	—	—	—	169	123	138
Total assets	$21	$34	$39	$171	$131	$150

Other current liabilities
Foreign currency exchange derivatives	$13	$17	$21	$4	$9	$10
Commodity derivatives	7	—	4	—	—	—
Cross-currency interest rate swaps	2	—	—	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	754	401	100	—	—	—
Long-term debt
Fixed rate debt swapped to floating	—	456	759	—	—	—
Other noncurrent liabilities
Cross-currency interest rate swaps	2	—	—	—	—	—
Total liabilities	$778	$874	$884	$4	$9	$10

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three and six months ended March 31, 2013 and 2012 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2013	2012	2013	2012
Foreign currency exchange derivatives	Cost of sales	$—	$(4)	$1	$(10)
Commodity derivatives	Cost of sales	4	(3)	9	(16)
Forward treasury locks	Net financing charges	1	1	1	1
Total		$5	$(6)	$11	$(25)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	March 31, 2013	September 30, 2012	March 31, 2012
Foreign currency exchange derivatives	$—	$(3)	$(4)
Commodity derivatives	(3)	7	(2)
Forward treasury locks	7	8	8
Total	$4	$12	$2

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2013	2012	2013	2012
Interest rate swap	Net financing charges	$(2)	$2	$(3)	$(6)
Fixed rate debt swapped to floating	Net financing charges	2	(2)	3	6
Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2013	2012	2013	2012
Foreign currency exchange derivatives	Cost of sales	$(3)	$—	$(3)	$23
Foreign currency exchange derivatives	Net financing charges	11	(1)	10	(30)
Foreign currency exchange derivatives	Provision for income taxes	(8)	(4)	(4)	—
Equity swap	Selling, general and administrative	21	5	36	26
Total		$21	$—	$39	$19

The amount of gains (losses) recognized in cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $(2) million, $1 million, and $10 million at March 31, 2013, September 30, 2012 and March 31, 2012, respectively. For the three and six months ended March 31, 2013 and 2012, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2013, September 30, 2012 and March 31, 2012 (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$16	$—	$16	$—
Commodity derivatives	2	—	2	—
Interest rate swaps	5	—	5	—
Other noncurrent assets
Investments in marketable common stock	33	33	—	—
Equity swap	169	169	—	—
Total assets	$225	$202	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$17	$—	$17	$—
Commodity derivatives	7	—	7	—
Cross-currency interest rate swap	2	—	2	—
Current portion of long-term debt
Fixed rate debt swapped to floating	754	—	754	—
Other noncurrent liabilities
Cross-currency interest rate swap	2	—	2	—
Total liabilities	$782	$—	$782	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$22	$—	$22	$—
Commodity derivatives	11	—	11	—
Interest rate swaps	2	—	2	—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent assets
Interest rate swaps	6	—	6	—
Investments in marketable common stock	32	32	—	—
Equity swap	123	123	—	—
Total assets	$197	$155	$42	$—
Other current liabilities
Foreign currency exchange derivatives	$26	$—	$26	$—
Current portion of long-term debt
Fixed rate debt swapped to floating	401	—	401	—
Long-term debt
Fixed rate debt swapped to floating	456	—	456	—
Total liabilities	$883	$—	$883	$—

	Fair Value Measurements Using:
	Total as of March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$25	$—	$25	$—
Commodity derivatives	1	—	1	—
Cross-currency interest rate swaps	16	—	16	—
Other noncurrent assets
Interest rate swaps	9	—	9	—
Investments in marketable common stock	37	37	—	—
Equity swap	138	138	—	—
Total assets	$226	$175	$51	$—
Other current liabilities
Foreign currency exchange derivatives	$31	$—	$31	$—
Commodity derivatives	4	—	4	—
Current portion of long-term debt
Fixed rate debt swapped to floating	100	—	100	—
Long-term debt
Fixed rate debt swapped to floating	759	—	759	—
Total liabilities	$894	$—	$894	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2013, September 30, 2012 and March 31, 2012. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin, aluminum and iron scrap. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at March 31, 2013, September 30, 2012 and March 31, 2012.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. The $100 million fixed to floating interest rate swap matured in November 2012. There were seven interest rate swaps outstanding as of March 31, 2013, and eight interest rate swaps outstanding as of September 30, 2012 and March 31, 2012.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen. At September 30, 2012 and March 31, 2012, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. As of March 31, 2013, September 30, 2012, and March 31, 2012, the Company recorded unrealized gains of $11 million, $5 million and $14 million, respectively, in accumulated other comprehensive income. There were no unrealized losses recorded in accumulated other comprehensive income on these investments as of March 31, 2013, September 30, 2012 and March 31, 2012. For the quarter ended March 31, 2012, the Company recorded an impairment charge related to an investment in marketable common stock due to the investee's bankruptcy announcement in March 2012. As a result, the Company recorded a $14 million impairment charge within selling, general, and administrative expenses in the Power Solutions segment. The impairment reduced the investment to zero and was measured under a market approach using the publicized share price. The inputs utilized in the analysis are classified as Level 1 inputs within the fair value hierarchy as defined in ASC 820.

Equity swaps – The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.2 billion, $6.3 billion and $6.2 billion at March 31, 2013, September 30, 2012 and March 31, 2012, respectively, was determined using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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

At March 31, 2013, the Company recorded a $13 million impairment charge in conjunction with its fiscal 2013 second quarter restructuring actions. Refer to Note 8, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. The impairment charge related to the Automotive Experience business and was recorded within restructuring costs on the consolidated statement of income. Of the total impairment charge, $10 million related to the impairment of land that is to be sold in the third quarter of fiscal 2013. The impairment charge was based on the excess of the net book value of the land over the expected sales price. The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at March 31, 2013.

At March 31, 2012, the Company recorded an impairment charge related to an equity investment. Refer to Note 15, "Fair Value Measurements," of the notes to consolidated financial statements for additional information. The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at March 31, 2012.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

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

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Building Efficiency
North America Systems	$591	$580	$1,124	$1,132
North America Service	478	504	933	1,018
Global Workplace Solutions	1,078	1,076	2,212	2,162
Asia	427	458	932	931
Other	882	938	1,787	1,855
	3,456	3,556	6,988	7,098
Automotive Experience
Seating	4,077	4,177	7,966	8,072
Interiors	1,009	1,042	2,021	2,068
Electronics	328	377	641	717
	5,414	5,596	10,628	10,857
Power Solutions	1,560	1,413	3,236	3,027
Total net sales	$10,430	$10,565	$20,852	$20,982

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

	Segment Income
	Three Months Ended March 31,		Six Months Ended March 31,
Building Efficiency	2013	2012	2013	2012
North America Systems	$55	$62	$103	$115
North America Service	28	15	48	33
Global Workplace Solutions	17	6	52	16
Asia	40	51	106	113
Other	(1)	28	2	30
	139	162	311	307
Automotive Experience
Seating	180	196	265	385
Interiors	(19)	1	(29)	(16)
Electronics	24	37	50	66
	185	234	286	435
Power Solutions	221	186	489	461
Total segment income	$545	$582	$1,086	$1,203

Restructuring costs	(84)	—	(84)	—
Net financing charges	(66)	(63)	(127)	(112)

Income before income taxes	$395	$519	$875	$1,091

18.	Commitments and Contingencies

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $28 million, $25 million and $26 million at March 31, 2013, September 30, 2012 and March 31, 2012, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At March 31, 2013, September 30, 2012 and March 31, 2012, the Company recorded conditional asset retirement obligations of $81 million, $76 million and $84 million, respectively.

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

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of income, of comprehensive income (loss) and of cash flows for the three-month and six-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
May 3, 2013

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

The following information should be read in conjunction with the September 30, 2012 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2012. References in the following discussion and analysis to “Three

Months” refer to the three months ended March 31, 2013 compared to the three months ended March 31, 2012, while references to "Year-to-Date" refer to the six months ended March 31, 2013 compared to the six months ended March 31, 2012.

Certain amounts as of March 31, 2012 have been revised to conform to the current year’s presentation.

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

In the fourth quarter of fiscal 2012, the Company changed its accounting policy for recognizing pension and postretirement benefit expenses. The Company’s historical accounting treatment smoothed asset returns and amortized deferred actuarial gains and losses over future years. The new mark-to-market approach includes measuring the market related value of plan assets at fair value instead of utilizing a three-year smoothing approach. In addition, the Company has elected to completely eliminate the corridor approach and recognize actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. The Company believes this new policy is preferable and provides greater transparency to on-going operational results. The change has no impact on future pension and postretirement funding or benefits paid to participants. The change has been reported through retrospective application of the new policy to all periods presented. This change resulted in a $15 million increase in net income attributable to Johnson Controls, Inc. ($0.02 per diluted share) for the three months ended March 31, 2012 and a $29 million increase in net income attributable to Johnson Controls, Inc. ($0.05 per diluted share) for the six months ended March 31, 2012.

Outlook

On April 23, 2013, the Company reaffirmed its fiscal 2013 full year guidance of $2.60 - $2.70 per diluted share, as previously announced on December 19, 2012. The Company noted the factors driving fiscal 2013 second half performance are expected to be the realization of benefits from restructuring actions, seasonality of the Building Efficiency business profitability with increasing benefits of improved cost and pricing initiatives, continued sequential improvements in the Automotive Experience European and South American markets, improved profitability related to vertical integration and favorable year over year net lead costs in the Power Solutions business, and improved North America and Europe production comparables.

In the second quarter of fiscal 2013, the Company announced it is exploring the potential sale of its Automotive Experience Electronics business. The process is in the early stages.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at March 31, 2013 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2013 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of March 31, 2013. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2013, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.6 billion and there was a maximum of $314 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2013, the Company believes the long-term rate of return will approximate 8.00%, 4.55% and 5.80% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first six months of fiscal 2013, the Company made approximately $45 million in total pension contributions. In total, the Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal 2013. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2013.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Net sales	$10,430	$10,565	-1%	$20,852	$20,982	-1%

•
The decrease in consolidated net sales for the three months ended March 31, 2013 was due to lower sales in the Automotive Experience business ($142 million) and Building Efficiency business ($71 million), and the unfavorable impact of foreign currency translation ($73 million), partially offset by higher sales in the Power Solutions business ($151 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales decreased less than 1% as compared to the prior year. The unfavorable impacts of lower automotive industry production in Europe and softness in global building demand were partially offset by higher automotive battery shipments and increased automotive industry production in Asia and North America. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

•
The decrease in consolidated net sales for the six months ended March 31, 2013 was due to the unfavorable impact of foreign currency translation ($213 million), and lower sales in the Automotive Experience business ($91 million) and Building Efficiency business ($67 million), partially offset by higher sales in the Power Solutions business ($241 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased less than 1% as compared to the prior year. The unfavorable impacts of lower automotive industry production in Europe and softness in global building demand were partially offset by higher automotive battery shipments and increased automotive industry production in Asia and North America. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Cost of sales	$8,942	$9,012	-1%	$17,856	$17,893	0%
Gross profit	1,488	1,553	-4%	2,996	3,089	-3%
% of sales	14.3%	14.7%		14.4%	14.7%

•
The decrease in cost of sales for the three months ended March 31, 2013 corresponds to the sales noted above, with gross profit percentage decreasing slightly. Gross profit in the Automotive Experience business was unfavorably impacted by lower production volumes in Europe, higher operating and launch costs, and net unfavorable pricing and commercial settlements, partially offset by lower purchasing costs. The Building Efficiency business experienced favorable margin rates and benefits from pricing initiatives. Gross profit in the Power Solutions business was favorably impacted by improved pricing and product mix, increased vertical integration and lower operating costs, partially offset by higher costs for battery cores and lead. Foreign currency translation had a favorable impact on cost of sales of approximately $63 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
The decrease in cost of sales for the six months ended March 31, 2013 corresponds to the sales noted above, with gross profit percentage decreasing slightly. Gross profit in the Automotive Experience business was unfavorably impacted by higher operating and launch costs related to operational inefficiencies, delay in flex labor costs related to lower production volumes in Europe, and net unfavorable pricing and commercial settlements, partially offset by lower purchasing costs. The Building Efficiency business experienced favorable margin rates and benefits from pricing initiatives. Gross profit in the Power Solutions business was favorably impacted by improved pricing and product mix, increased vertical integration and lower operating costs, partially offset by higher costs for battery cores and lead. Foreign currency translation had a favorable impact on cost of sales of approximately $184 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Selling, general and administrative expenses	$1,091	$1,050	4%	$2,143	$2,085	3%
% of sales	10.5%	9.9%		10.3%	9.9%

•
Selling, general and administrative expenses (SG&A), as well as SG&A as a percentage of sales, increased slightly as compared to the three month period ended March 31, 2012. The Automotive Experience business SG&A increased primarily due to distressed supplier costs and higher engineering expenses, partially offset by prior year restructuring costs. The Building Efficiency business SG&A increased primarily due to a prior year gain on business divestitures, partially offset by prior year restructuring costs. The Power Solutions business SG&A decreased primarily due to a net legal settlement and a prior year impairment of an equity investment, partially offset by higher employee related expenses. Foreign currency translation had a favorable impact on SG&A of $5 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
SG&A, as well as SG&A as a percentage of sales, increased slightly as compared to the six month period ended March 31, 2012. The Automotive Experience business SG&A increased primarily due to distressed supplier costs; and higher engineering, product development and employee related expenses; partially offset by prior year restructuring costs. The Building Efficiency business SG&A increased primarily due to a prior year gain on business divestitures, partially offset by a current year pension curtailment gain resulting from a lost Global Workplace Solutions contract and prior year restructuring costs. The Power Solutions business SG&A decreased primarily due to a net legal settlement and a prior year impairment of an equity investment, partially offset by higher employee related expenses. Foreign currency translation had a favorable impact on SG&A of $18 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Significant Restructuring Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Restructuring costs	$84	$—	*	$84	$—	*
* Measure not meaningful

As a continuation of its 2012 restructuring plans recorded in the third and fourth quarters of fiscal 2012, the Company recorded $84 million of significant restructuring costs in the second quarter of fiscal 2013. The restructuring actions related to cost reduction initiatives primarily for the Company’s Automotive Experience Interiors segment and included planned workforce reductions and plant closures. The restructuring actions are expected to be substantially complete by the end of fiscal 2014. There were no significant restructuring costs recorded in the three or six month periods ended March 31, 2012.

Refer to Note 8, "Significant Restructuring Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Net financing charges	$66	$63	5%	$127	$112	13%

The increase in net financing charges for the three and six month periods ended March 31, 2013 was primarily due to higher interest expense as a result of higher debt levels in the current period.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Equity income	$148	$79	87%	$233	$199	17%

•
The increase in equity income for the three months ended March 31, 2013 was primarily due to a gain on acquisition of a partially-owned affiliate in India in the Automotive Experience business ($82 million), partially offset by a prior year gain on acquisition of a partially-owned affiliate in the Power Solutions business ($9 million). Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
The increase in equity income for the six months ended March 31, 2013 was primarily due to a gain on acquisition of a partially-owned affiliate in India in the Automotive Experience business ($82 million), partially offset by a prior year gain on redemption of a warrant for an existing partially-owned affiliate in the Power Solutions business ($25 million), a prior gain on acquisition of a partially-owned affiliate in the Power Solutions business ($9 million) and a prior year equity interest gain in the Automotive Experience business. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Provision for Income Taxes

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Provision for income taxes	$217	$102	*	$313	$215	46%
Effective tax rate	55%	20%		36%	20%
* Measure not meaningful

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

•
For the three and six months ended March 31, 2013, the Company's effective tax rate was greater than the U.S. federal statutory rate of 35% due to valuation allowance adjustments, an uncertain tax position charge and significant restructuring costs, partially offset by foreign tax rate differentials. For the three and six months ended March 31, 2012, the Company's effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to foreign tax rate differentials.

•
In the second quarter of fiscal 2013, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be utilized in Brazil and Germany. Therefore, the Company recorded $94 million of valuation allowances as income tax expense.

•	As a result of foreign law changes during the second quarter of fiscal 2013, the Company increased its total reserve for uncertain tax positions, resulting in income tax expense of $17 million.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Income attributable to noncontrolling interests	$30	$38	-21%	$60	$73	-18%

The decrease in income attributable to noncontrolling interests for the three and six months ended March 31, 2013 was primarily due to the effects of an increase in the Company’s ownership percentage in an Automotive Experience partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Net income attributable to Johnson Controls, Inc.	$148	$379	-61%	$502	$803	-37%

•
The decrease in net income attributable to Johnson Controls, Inc. for the three months ended March 31, 2013 was primarily due to restructuring costs, lower gross profit, higher selling, general and administrative expenses, the unfavorable impact of foreign currency translation, higher net financing charges and an increase in the provision for income taxes, partially offset by higher equity income and lower income attributable to noncontrolling interests. Diluted earnings per share for the three months ended March 31, 2013 was $0.21 compared to diluted earnings per share of $0.55 for the three months ended March 31, 2012.

•
The decrease in net income attributable to Johnson Controls, Inc. for the six months ended March 31, 2013 was primarily due to lower gross profit, restructuring costs, higher selling, general and administrative expenses, higher net financing charges, the unfavorable impact of foreign currency translation and an increase in the provision for income taxes, partially offset by higher equity income and lower income attributable to noncontrolling interests. Diluted earnings per share for the six months ended March 31, 2013 was $0.73 compared to diluted earnings per share of $1.17 for the six months ended March 31, 2012.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring costs and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency - Net Sales

	Net Sales Three Months Ended March 31,			Net Sales Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
North America Systems	$591	$580	2%	$1,124	$1,132	-1%
North America Service	478	504	-5%	933	1,018	-8%
Global Workplace Solutions	1,078	1,076	0%	2,212	2,162	2%
Asia	427	458	-7%	932	931	0%
Other	882	938	-6%	1,787	1,855	-4%
	$3,456	$3,556	-3%	$6,988	$7,098	-2%

Three Months:

•	The increase in North America Systems was due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($11 million).

•	The decrease in North America Service was due to a reduction in truck-based volumes ($19 million) and energy solutions volumes ($7 million).

•
The increase in Global Workplace Solutions was due to incremental sales due to a business acquisition ($26 million), partially offset by a decrease in services to new and existing customers ($15 million) and the unfavorable impact of foreign currency translation ($9 million).

•	The decrease in Asia was due to lower volumes of equipment and controls systems ($16 million) and the unfavorable impact of foreign currency translation ($15 million).

•
The decrease in Other was due to lower volumes in Europe ($25 million) and the Middle East ($14 million), prior year divestitures ($18 million) and the unfavorable impact of foreign currency translation ($5 million), partially offset by higher volumes in unitary products ($3 million) and other businesses ($3 million).

Year-to-Date:

•
The decrease in North America Systems was due to lower volumes of equipment and controls systems in the commercial construction and replacement markets ($9 million), partially offset by the favorable impact of foreign currency translation ($1 million).

•
The decrease in North America Service was due to a reduction in truck-based volumes ($44 million) and energy solutions volumes ($43 million), partially offset by the favorable impact of foreign currency translation ($2 million).

•
The increase in Global Workplace Solutions was due to an increase in services to new and existing customers ($35 million) and incremental sales due to a business acquisition ($26 million), partially offset by the unfavorable impact of foreign currency translation ($11 million).

•	The increase in Asia was due to higher volumes of equipment and controls systems ($14 million), partially offset by the unfavorable impact of foreign currency translation ($13 million).

•
The decrease in Other was due to prior year divestitures ($51 million), lower volumes in Europe ($25 million) and the Middle East ($14 million), and the unfavorable impact of foreign currency ($22 million), partially offset by higher volumes in unitary products ($25 million) and other businesses ($19 million).

Building Efficiency - Segment Income

	Segment Income Three Months Ended March 31,			Segment Income Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
North America Systems	$55	$62	-11%	$103	$115	-10%
North America Service	28	15	87%	48	33	45%
Global Workplace Solutions	17	6	*	52	16	*
Asia	40	51	-22%	106	113	-6%
Other	(1)	28	*	2	30	-93%
	$139	$162	-14%	$311	$307	1%
* Measure not meaningful

Three Months:

•
The decrease in North America Systems was due to higher selling, general and administrative expenses ($7 million), and unfavorable margin rates ($1 million), partially offset by prior year restructuring costs ($1 million).

•
The increase in North America Service was due to favorable margin rates ($10 million), prior year restructuring costs ($5 million), a prior year loss on business divestitures ($3 million), and lower selling, general and administrative expenses ($3 million), partially offset by lower volumes ($8 million).

•
The increase in Global Workplace Solutions was due to favorable margin rates ($10 million), a pension curtailment gain ($2 million), higher volumes ($1 million) and prior year restructuring costs ($1 million), partially offset by higher selling, general and administrative expenses ($3 million).

•
The decrease in Asia was due to higher selling, general and administrative expenses ($6 million), lower volumes ($5 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by favorable margin rates ($2 million).

•
The decrease in Other was due to a prior year gain on business divestitures net of transaction costs ($38 million), lower volumes ($5 million), lower income due to prior year divestitures ($3 million), higher selling, general and administrative expenses ($1 million), and the unfavorable impact of foreign currency translation ($1 million), partially offset by favorable margin rates ($15 million) and prior year restructuring costs ($4 million).

Year-to-Date:

•
The decrease in North America Systems was due to higher selling, general and administrative expenses ($13 million), and lower volumes ($5 million), partially offset by favorable margin rates ($5 million) and prior year restructuring costs ($1 million).

•
The increase in North America Service was due to lower selling, general and administrative expenses ($16 million), favorable margin rates ($15 million), prior year restructuring costs ($5 million) and a prior year loss on business divestitures ($3 million), partially offset by lower volumes ($24 million).

•
The increase in Global Workplace Solutions was due to a pension curtailment gain resulting from a lost contract net of other contract losses ($24 million), favorable margin rates ($15 million), higher volumes ($4 million) and prior year restructuring costs ($1 million), partially offset by higher selling, general and administrative expenses ($8 million).

•
The decrease in Asia was due to higher selling, general and administrative expenses ($13 million), and the unfavorable impact of foreign currency translation ($2 million), partially offset by favorable margin rates ($5 million) and higher volumes ($3 million).

•
The decrease in Other was due to a prior year gain on business divestitures net of transaction costs ($38 million), lower income due to prior year divestitures ($9 million), contract related charges ($7 million), lower equity income ($2 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by favorable margin rates ($15 million), higher volumes ($5 million), lower selling, general and administrative expenses ($5 million), and prior year restructuring costs ($4 million).

Automotive Experience - Net Sales

	Net Sales Three Months Ended March 31,			Net Sales Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Seating	$4,077	$4,177	-2%	$7,966	$8,072	-1%
Interiors	1,009	1,042	-3%	2,021	2,068	-2%
Electronics	328	377	-13%	641	717	-11%
	$5,414	$5,596	-3%	$10,628	$10,857	-2%

Three Months:

•
The decrease in Seating was due to lower volumes to the Company’s major OEM customers ($63 million) and the unfavorable impact of foreign currency translation ($38 million), partially offset by net favorable pricing and commercial settlements ($1 million).

•
The decrease in Interiors was due to lower volumes to the Company's major OEM customers ($38 million), partially offset by net favorable pricing and commercial settlements ($4 million), and the favorable impact of foreign currency translation ($1 million).

•
The decrease in Electronics was due to lower volumes to the Company’s major OEM customers ($40 million), net unfavorable pricing and commercial settlements ($6 million), and the unfavorable impact of foreign currency translation ($3 million).

Year-to-Date:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($112 million), lower volumes to the Company's major OEM customers ($80 million), and net unfavorable pricing and commercial settlements ($15 million), partially offset by favorable sales mix ($76 million) and the prior year negative impact of the flooding in Thailand and related events ($25 million).

•
The decrease in Interiors was due to lower volumes to the Company's major OEM customers ($43 million) and the unfavorable impact of foreign currency translation ($12 million), partially offset by net favorable pricing and commercial settlements ($8 million).

•
The decrease in Electronics was due to lower volumes to the Company’s major OEM customers ($50 million), the unfavorable impact of foreign currency translation ($14 million), and net unfavorable pricing and commercial settlements ($12 million).

Automotive Experience - Segment Income

	Segment Income Three Months Ended March 31,			Segment Income Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Seating	$180	$196	-8%	$265	$385	-31%
Interiors	(19)	1	*	(29)	(16)	-81%
Electronics	24	37	-35%	50	66	-24%
	$185	$234	-21%	$286	$435	-34%
* Measure not meaningful

Three Months:

•
The decrease in Seating was due to higher operating costs ($33 million), net unfavorable pricing and commercial settlements ($23 million), distressed supplier costs ($20 million), lower volumes ($15 million), unfavorable sales mix ($13 million), higher selling, general and administrative expenses ($9 million), higher engineering and launch costs ($5 million), lower equity income ($4 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by a gain on acquisition of a partially-owned affiliate in India ($82 million), lower purchasing costs ($17 million) and prior year restructuring costs ($9 million).

•
The decrease in Interiors was due to higher engineering and launch costs ($11 million), higher operating costs ($8 million), lower volumes ($8 million), distressed supplier costs ($2 million) and lower equity income ($2 million), partially offset by net favorable pricing and commercial items ($11 million).

•
The decrease in Electronics was due to lower volumes ($12 million), net unfavorable pricing and commercial settlements ($6 million), unfavorable sales mix ($2 million), higher engineering and launch costs ($1 million), lower equity income ($1 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by lower purchasing costs ($9 million) and lower operating costs ($1 million).

Year-to-Date:

•
The decrease in Seating was due to higher operating costs ($87 million), net unfavorable pricing and commercial settlements ($50 million), higher selling, general and administrative expenses ($39 million), lower equity income including a prior year equity interest gain ($21 million), distressed supplier costs ($20 million), lower volumes ($20 million), higher engineering and launch costs ($10 million) and the unfavorable impact of foreign currency translation ($3 million), partially offset by a gain on acquisition of a partially-owned affiliate in India ($82 million), lower purchasing costs ($29 million), prior year restructuring costs ($9 million), the prior year negative impact of the flooding in Thailand and related events ($6 million) and favorable sales mix ($4 million).

•
The decrease in Interiors was due to higher engineering and launch costs ($15 million), lower volumes ($9 million), higher purchasing costs ($6 million), higher operating costs ($5 million), higher selling, general and administrative expenses ($5 million), and distressed supplier costs ($2 million), partially offset by net favorable pricing and commercial settlements ($25 million), favorable sales mix ($2 million) and higher equity income ($2 million).

•
The decrease in Electronics was due to lower volumes ($15 million), net unfavorable pricing and commercial settlements ($11 million), higher engineering and launch costs ($6 million), the unfavorable impact of foreign currency translation ($3 million) and unfavorable sales mix ($1 million), partially offset by lower purchasing costs ($17 million), lower operating costs ($2 million), and lower selling, general and administrative expenses ($1 million).

Power Solutions

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	2012	Change	2013	2012	Change
Net sales	$1,560	$1,413	10%	$3,236	$3,027	7%
Segment income	221	186	19%	489	461	6%

Three Months:

•
Net sales increased due to favorable pricing and product mix ($79 million), the impact of higher lead costs on pricing ($48 million) and higher sales volumes ($24 million), partially offset by the unfavorable impact of foreign currency translation ($4 million).

•
Segment income increased due to a net legal settlement ($24 million), a prior year impairment of an equity investment ($14 million), lower operating and transportation costs ($10 million), higher sales volumes ($4 million), higher equity income ($3 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher selling, general and administrative expenses ($10 million), a prior year gain on acquisition of a partially-owned affiliate ($9 million), and higher costs for battery cores and lead net of favorable pricing and product mix ($2 million).

Year-to-Date:

•
Net sales increased due to favorable pricing and product mix ($140 million), higher sales volumes ($67 million) and the impact of higher lead costs on pricing ($34 million), partially offset by the unfavorable impact of foreign currency translation ($32 million).

•
Segment income increased due to a net legal settlement ($24 million), a prior year impairment of an equity investment ($14 million), lower operating and transportation costs ($13 million), favorable pricing and product mix net of higher costs for battery cores and lead ($13 million), higher sales volumes ($9 million) and higher equity income ($8 million), partially offset by a prior year gain on redemption of a warrant for an existing partially-owned affiliate ($25 million), higher selling, general and administrative expenses ($17 million), a prior year gain on acquisition of a partially-owned affiliate ($9 million) and the unfavorable impact of foreign currency translation ($2 million).

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At March 31, 2013, the unearned backlog was $4.9 billion, or a 6% decrease compared to March 31, 2012. The Other, North America Service and North America Systems segment backlogs decreased compared to prior year levels, partially offset by increases in the Asia segment backlog.

Financial Condition

Working Capital

(in millions)	March 31, 2013	September 30, 2012	Change	March 31, 2012	Change
Current assets	$12,826	$12,673		$12,362
Current liabilities	(12,101)	(10,855)		(10,555)
	725	1,818	-60%	1,807	-60%

Less: Cash	481	265		240
Add: Short-term debt	957	323		530
Add: Current portion of long-term debt	1,123	424		148
Working Capital	$2,324	$2,300	1%	$2,245	4%

Accounts receivable	7,317	7,308	0%	7,402	-1%
Inventories	2,298	2,227	3%	2,374	-3%
Accounts payable	6,146	6,114	1%	6,313	-3%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, and the current portion of long-term debt. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The increase in working capital at March 31, 2013 as compared to September 30, 2012 was primarily due to higher inventory levels to support higher sales levels, and lower accrued compensation and benefits primarily due to timing of incentive compensation payments, partially offset by higher accounts payable due to timing of supplier payments. Compared to March 31, 2012, the increase was primarily due to lower accounts payable due to timing of supplier payments, partially offset by lower inventory levels based on lower backlog levels, lower accounts receivable due to sales volumes and an increase in reserves due to restructuring activities.

•
The Company’s days sales in accounts receivable at March 31, 2013 were 56, slightly higher than 55 at each of the comparable periods ended September 30, 2012 and March 31, 2012, respectively. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the three months ended March 31, 2013 were lower than the comparable period ended September 30, 2012 primarily due to higher inventory production to meet higher sales levels. Inventory turns were higher than the comparable period ended March 31, 2012 primarily due to improvements in inventory management.

•	Days in accounts payable at March 31, 2013 were 72 days, consistent with the comparable periods ended September 30, 2012 and March 31, 2012.

Cash Flows

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
Cash provided by operating activities	$217	$243	$515	$146
Cash used by investing activities	(330)	(380)	(695)	(1,011)
Cash provided by financing activities	269	156	424	837
Capital expenditures	(293)	(448)	(664)	(986)

•
The decrease in cash provided by operating activities for the three months ended March 31, 2013 was primarily due to lower net income, and unfavorable working capital changes in other assets and accounts receivable, partially offset by favorable working capital changes in accounts payable and accrued liabilities, and accrued income taxes. For the six months ended March 31, 2013, the increase in cash provided by operating activities was primarily due to lower pension and postretirement contributions, and favorable working capital changes in accounts payable and accrued liabilities, accrued income taxes and accounts receivable, partially offset by lower net income, and unfavorable working capital changes in other assets and inventories.

•
The decrease in cash used by investing activities for the three and six months ended March 31, 2013 was primarily due to lower capital expenditures, partially offset by higher cash paid for acquisitions of businesses and prior year cash received for business divestitures.

•
The increase in cash provided by financing activities for the three months ended March 31, 2013 was primarily due to the acceleration of the payment of the first quarter dividend. The decrease in cash provided by financing activities for the six months ended March 31, 2013 was primarily due to a prior year $1.1 billion bond issuance. Refer to Note 11, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further discussion.

•
The decrease in capital expenditures for the three and six months ended March 31, 2013 primarily relates to prior year capacity expansion in the Power Solutions business in addition to an overall initiative to decrease capital spending.

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

In the second quarter of fiscal 2013, the Company performed an analysis of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be utilized in Brazil and Germany. Therefore, the Company recorded $94 million of valuation allowances as income tax expense. To the extent the Company improves its underlying operating results in these jurisdictions, these valuation allowances, or a portion thereof, could be reversed in future periods.

Given the current economic uncertainty, it is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net increase to income tax expense of up to $250 million.

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

At March 31, 2013, the Company recorded a $13 million impairment charge in conjunction with its fiscal 2013 second quarter restructuring actions. Refer to Note 8, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. The impairment charge related to the Automotive Experience business and was recorded within restructuring costs on the consolidated statement of income. Of the total impairment charge, $10 million related to the impairment of land that is to be sold in the third quarter of fiscal 2013. The impairment charge was based on the excess of the net book value of the land over the expected sales price. The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at March 31, 2013.

At March 31, 2012, the Company recorded an impairment charge related to an equity investment. Refer to Note 15, "Fair Value Measurements," of the notes to consolidated financial statements for additional information. The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at March 31, 2012.

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

Capitalization

(in millions)	March 31, 2013	September 30, 2012	Change	March 31, 2012	Change
Short-term debt	$957	$323		$530
Current portion of long-term debt	1,123	424		148
Long-term debt	4,590	5,321		5,645
Total debt	6,670	6,068	10%	6,323	5%

Shareholders’ equity attributable to Johnson Controls, Inc.	11,798	11,555	2%	11,595	2%

Total capitalization	$18,468	$17,623	5%	$17,918	3%

Total debt as a % of total capitalization	36%	34%		35%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At March 31, 2013, September 30, 2012, and March 31, 2012, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro, 237 million euro and 223 million euro, respectively. Additionally, at March 31, 2013, September 30, 2012 and March 31, 2012, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $185 million. There were no draws on any of the revolving facilities for the respective periods. As of March 31, 2013, $50 million and 137 million euro are scheduled to expire in fiscal 2013 and $135 million and 100 million euro are scheduled to expire in fiscal 2014.

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

•	In November 2012, the Company retired $100 million in principal amount, plus accrued interest, of its 5.8% fixed rate notes that matured. The Company used cash to fund the payment.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of March 31, 2013, it could borrow up to $1.8 billion on committed credit lines.

•
The Company believes its capital resources and liquidity position at March 31, 2013 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2013 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of March 31, 2013. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2013, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.6 billion and there was a maximum of $314 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In March 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment (CTA) into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. Additionally, ASU No. 2013-05 states that CTA should be released into net income upon an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). ASU No. 2013-05 will be effective prospectively for the Company for the quarter ending December 31, 2014, with early adoption permitted. The significance of this guidance for the Company is dependent on any future derecognition events involving the Company's foreign entities.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to disclose these reclassifications by each respective line item on the statements of income. ASU No. 2013-02 is effective for the Company for the quarter ended December 31, 2013, though the Company has early adopted as permitted. The adoption of this guidance had no impact on the Company's consolidated financial condition or results of operations. Refer to Note 13, "Equity and Noncontrolling Interests," of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 provides companies an option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, as a result of the qualitative assessment, it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the Company is not required to take further action. ASU No. 2012-02 is effective for the Company for impairment tests of indefinite-lived intangible assets performed in the current fiscal year. The adoption of this guidance had no impact on the Company’s consolidated financial condition or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 requires additional quantitative and qualitative disclosures of gross and net information regarding financial instruments and derivative instruments that are offset or eligible for offset in the consolidated statement of financial position. ASU No. 2011-11 will be effective for the Company for the quarter ending December 31, 2013. The adoption of this guidance will have no impact on the Company’s consolidated financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 is effective for the Company for goodwill impairment tests performed in the current fiscal year. The adoption of this guidance will have no impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 was effective for the Company for the quarter ended December 31, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial condition or results of operations. Refer to the consolidated statements of comprehensive income (loss) and Note 13, “Equity and Noncontrolling Interests,” of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q has not been audited by PricewaterhouseCoopers LLP (PwC). PwC has, however, applied limited review procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2013, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended March 31, 2013.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $28 million, $25 million and $26 million at March 31, 2013, September 30, 2012 and March 31, 2012, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At March 31, 2013, September 30, 2012 and March 31, 2012, the Company recorded conditional asset retirement obligations of $81 million, $76 million and $84 million, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. Stock repurchases under this program may be made through the open market, in privately negotiated transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended March 31, 2013.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/13 - 1/31/13
Purchases by Company (1)	152,311	$30.85	152,311	$495,301,382
2/1/13 - 2/28/13
Purchases by Company (1)	861,510	$31.36	861,510	$468,286,640
3/1/13 - 3/31/13
Purchases by Company (1)	558,752	$32.73	558,752	$450,000,584
1/1/13 - 1/31/13
Purchases by Citibank	150,000	$31.06	—	NA
2/1/13 - 2/28/13
Purchases by Citibank	150,000	$31.38	—	NA
3/1/13 - 3/31/13
Purchases by Citibank	—	—	—	NA

(1)
Repurchases of the Company’s common stock by the Company pursuant to its publicly announced program may be intended to partially offset dilution related to the Company’s stock option and restricted stock equity compensation plans.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 55 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: May 3, 2013	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

3.1
Restated Articles of Incorporation of Johnson Controls, Inc., as amended through January 23, 2013 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).

3.2
Johnson Controls, Inc. By-Laws, as amended and restated through January 24, 2013 (incorporated by reference to Exhibit 3.2 to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).

10.1(a)
Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).*

10.1(b)
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(b) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).*

10.1(c)
Form of restricted stock/restricted stock unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).*

10.1(d)
Form of option or stock appreciation right award for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(d) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).*

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 3, 2013, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensation plan.