Form 10-Q/A
period 2013-03-31
JOHNSON CONTROLS INC
filed 2013-05-10
CIK 53669

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

EXPLANATORY NOTE
Johnson Controls, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Form 10-Q for the quarter ended March 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on May 3, 2013 (the “Original 10-Q”). This Amendment is being filed solely for the purpose of correcting an incorrect date in the certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 32 to the Original 10-Q. In accordance with Compliance and Disclosure Interpretations published by the SEC Staff, the entire periodic report for the quarter ended March 31, 2013 is included in this Amendment. Other than the correction described above, no other statement or amount has been changed from those presented in the Original 10-Q.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: May 10, 2013	By:	/s/ R. Bruce McDonald
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
Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 3, 2013, relating to Financial Information (incorporated by reference to Exhibit 15 to Johnson Controls, Inc.'s Quarterly Report on Form 10-Q filed May 3, 2013)(Commission File No. 1-5097).

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to Johnson Controls Inc.'s Quarterly Report on Form 10-Q filed May 3, 2013)(Commission File No. 1-5097).

*	Denotes a management contract or compensation plan.
**	Filed herewith