Form 10-Q
period 2013-06-30
JOHNSON CONTROLS INC
filed 2013-08-01
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2013
Common Stock: $1.00 par value per share	684,159,035

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	June 30, 2013	September 30, 2012	June 30, 2012
Assets

Cash and cash equivalents	$391	$265	$602
Accounts receivable - net	7,259	7,308	7,155
Inventories	2,354	2,227	2,362
Other current assets	2,665	2,873	2,447
Current assets	12,669	12,673	12,566

Property, plant and equipment - net	6,569	6,440	6,116
Goodwill	7,135	6,982	6,953
Other intangible assets - net	1,055	947	949
Investments in partially-owned affiliates	1,022	948	1,007
Other noncurrent assets	3,300	2,894	3,411
Total assets	$31,750	$30,884	$31,002

Liabilities and Equity

Short-term debt	$312	$323	$925
Current portion of long-term debt	1,119	424	110
Accounts payable	6,217	6,114	6,062
Accrued compensation and benefits	1,106	1,090	1,000
Other current liabilities	3,030	2,904	2,714
Current liabilities	11,784	10,855	10,811

Long-term debt	4,593	5,321	5,624
Pension and postretirement benefits	1,205	1,248	744
Other noncurrent liabilities	1,602	1,504	1,866
Long-term liabilities	7,400	8,073	8,234

Commitments and contingencies (Note 18)

Redeemable noncontrolling interests	205	253	214

Common stock, $1.00 par value	697	688	688
Capital in excess of par value	2,294	2,047	2,045
Retained earnings	9,289	8,541	8,691
Treasury stock, at cost	(406)	(179)	(119)
Accumulated other comprehensive income	244	458	291
Shareholders’ equity attributable to Johnson Controls, Inc.	12,118	11,555	11,596
Noncontrolling interests	243	148	147
Total equity	12,361	11,703	11,743
Total liabilities and equity	$31,750	$30,884	$31,002
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales
Products and systems*	$8,779	$8,464	$25,543	$25,293
Services*	2,052	2,117	6,140	6,270
	10,831	10,581	31,683	31,563
Cost of sales
Products and systems*	7,481	7,286	21,959	21,744
Services*	1,670	1,754	5,048	5,189
	9,151	9,040	27,007	26,933

Gross profit	1,680	1,541	4,676	4,630

Selling, general and administrative expenses	(991)	(973)	(3,134)	(3,058)
Restructuring costs	(143)	(52)	(227)	(52)
Net financing charges	(67)	(59)	(194)	(171)
Equity income	75	70	308	269

Income before income taxes	554	527	1,429	1,618

Income tax provision (benefit)	(40)	71	273	286

Net income	594	456	1,156	1,332

Income attributable to noncontrolling interests	23	25	83	98

Net income attributable to Johnson Controls, Inc.	$571	$431	$1,073	$1,234

Earnings per share
Basic	$0.83	$0.63	$1.57	$1.81
Diluted	$0.83	$0.63	$1.56	$1.79

*
Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical and Global Workplace Solutions.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net income	$594	$456	$1,156	$1,332

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(52)	(344)	(188)	(398)
Realized and unrealized gains (losses) on derivatives	(3)	(1)	(11)	28
Unrealized gains (losses) on marketable common stock	(7)	(3)	(1)	5
Pension and postretirement plans	(3)	9	(15)	9

Other comprehensive loss	(65)	(339)	(215)	(356)

Total comprehensive income	529	117	941	976

Comprehensive income attributable to noncontrolling interests	22	28	82	100

Comprehensive income attributable to Johnson Controls, Inc.	$507	$89	$859	$876

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Operating Activities
Net income attributable to Johnson Controls, Inc.	$571	$431	$1,073	$1,234
Income attributable to noncontrolling interests	23	25	83	98
Net income	594	456	1,156	1,332
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	239	207	696	603
Pension and postretirement benefit cost (credit)	8	6	(5)	19
Pension and postretirement contributions	(16)	(24)	(61)	(388)
Equity in earnings of partially-owned affiliates, net of dividends received	50	(45)	(49)	(206)
Deferred income taxes	(130)	42	(9)	85
Impairment charges	36	—	49	14
Gain on divestitures - net	(29)	—	(29)	(35)
Fair value adjustment of equity investment	—	—	(82)	(12)
Other	10	7	37	43
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	60	16	6	(55)
Inventories	(67)	(61)	(151)	(130)
Other assets	7	(48)	(285)	(243)
Restructuring reserves	66	39	67	24
Accounts payable and accrued liabilities	234	90	314	(29)
Accrued income taxes	(28)	(66)	(105)	(257)
Cash provided by operating activities	1,034	619	1,549	765

Investing Activities
Capital expenditures	(265)	(447)	(929)	(1,433)
Sale of property, plant and equipment	7	6	53	12
Acquisition of businesses, net of cash acquired	—	—	(113)	(30)
Business divestitures	—	—	—	91
Changes in long-term investments	(10)	(6)	(27)	(104)
Other	—	—	53	6
Cash used by investing activities	(268)	(447)	(963)	(1,458)

Financing Activities
Increase (decrease) in short-term debt - net	(642)	403	(5)	305
Increase in long-term debt	—	18	91	1,253
Repayment of long-term debt	(4)	(14)	(118)	(30)
Stock repurchases	(175)	(9)	(225)	(42)
Payment of cash dividends	(130)	(122)	(383)	(354)
Proceeds from the exercise of stock options	88	7	173	28
Cash paid to acquire a noncontrolling interest	—	(96)	—	(115)
Other	7	(29)	35	(50)
Cash provided (used) by financing activities	(856)	158	(432)	995
Effect of exchange rate changes on cash and cash equivalents	—	32	(28)	43
Increase (decrease) in cash and cash equivalents	(90)	362	126	345
Cash and cash equivalents at beginning of period	481	240	265	257
Cash and cash equivalents at end of period	$391	$602	$391	$602
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the three and nine month periods ended June 30, 2013 are not necessarily indicative of results for the Company’s 2013 fiscal year because of seasonal and other factors.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended June 30, 2013, September 30, 2012 and June 30, 2012, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three and nine month periods ended June 30, 2013 and 2012 was not material. The VIE is named as a co-obligor under a third party debt agreement in the amount of $135 million, maturing in fiscal 2019, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $101 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	June 30, 2013	September 30, 2012	June 30, 2012
Current assets	$242	$199	$212
Noncurrent assets	148	144	147
Total assets	$390	$343	$359

Current liabilities	$202	$172	$162
Noncurrent liabilities	23	25	25
Total liabilities	$225	$197	$187

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

The Company has a 40% interest in an equity method investee whereby the investee is a VIE. The investee produces and sells lead-acid batteries of which the Company will both purchase and supply certain batteries to complement each investment partners’ portfolio. The Company has a contractual right to purchase the remaining 60% equity interest in the investee between May 2014 and May 2016 (the “call option”). If the Company does not exercise the call option prior to its expiration in May 2016, for a period of six months thereafter the Company is subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price is fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company has determined that the investee is a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company is not the primary beneficiary as the Company does not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the consolidated statements of financial position at June 30, 2013, September 30, 2012 and June 30, 2012 was $58 million, $55 million and $53 million, respectively, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE are immaterial and represent normal course of business trade receivables and payables for all presented periods.

As mentioned previously within the “Consolidated VIEs” section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, these two entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $56 million, $52 million and $49 million at June 30, 2013, September 30, 2012 and June 30, 2012, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the “Consolidated VIEs” section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

Retrospective Changes

Certain amounts as of September 30, 2012 and June 30, 2012 have been revised to conform to the current year’s presentation.

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

In the fourth quarter of fiscal 2012, the Company changed its accounting policy for recognizing pension and postretirement benefit expenses. The Company’s historical accounting treatment smoothed asset returns and amortized deferred actuarial gains and losses over future years. The new mark-to-market approach includes measuring the market related value of plan assets at fair value instead of utilizing a three-year smoothing approach. In addition, the Company has elected to completely eliminate the corridor approach and recognize actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. The Company believes this new policy is preferable and provides greater transparency to on-going operational results. The change has no impact on future pension and postretirement funding or benefits paid to participants. The change has been reported through retrospective application of the new policy to all periods presented. This change resulted in a $14 million increase in net income attributable to Johnson Controls, Inc. ($0.02 per diluted share) for the three months ended June 30, 2012 and a $43 million increase in net income attributable to Johnson Controls, Inc. ($0.06 per diluted share) for the nine months ended June 30, 2012.

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
June 30, 2013
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

In the first nine months of fiscal 2013, the Company completed two acquisitions for a combined purchase price, net of cash acquired, of $113 million, all of which was paid in the nine months ended June 30, 2013. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $220 million. The purchase price allocations may be subsequently adjusted to reflect final valuation studies. As a result of one of the acquisitions, which increased the Company's ownership from a noncontrolling to controlling interest, the Company recorded a non-cash gain of $82 million in Automotive Experience Seating equity income to adjust the Company's existing equity investment in the partially-owned affiliate in India to fair value.

In the third quarter of fiscal 2013, the Company completed one divestiture for a sales price of approximately $80 million, and expects to receive the cash proceeds in the fourth quarter of fiscal 2013. The divestiture was not material to the Company's consolidated financial statements. In connection with the divestiture, the Company recorded a gain of $29 million and reduced goodwill by $15 million in the Automotive Experience Seating segment.

In the second quarter of fiscal 2013, the Company announced it is exploring the potential sale of its Automotive Experience Electronics business. In July 2013, the Company announced that it has signed a definitive agreement to sell its Automotive Experience Electronics’ HomeLink® product line to Gentex Corporation of Zeeland, Michigan for approximately $700 million. The transaction is expected to close on or about September 30, 2013. The Company believes that the continuing process to sell the remainder of the Automotive Experience Electronics business is progressing as planned.

In the first nine months of fiscal 2012, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $38 million, all of which was paid in the nine months ended June 30, 2012. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $52 million as of June 30, 2012. As a result of two of the acquisitions, each of which increased the Company's ownership from a noncontrolling to controlling interest, the Company recorded an aggregate non-cash gain of $1

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

2 million, of which $9 million was recorded in Power Solutions equity income and $3 million was recorded in Automotive Experience Seating equity income, to adjust the Company's existing equity investments in the partially-owned affiliates to fair value.

In the first nine months of fiscal 2012, the Company adjusted the purchase price allocation of certain fiscal 2011 acquisitions. The adjustments were as a result of a true-up to the purchase price in the amount of $8 million, for which the cash was received in the first quarter of fiscal 2012. Also, in connection with these acquisitions, the Company recorded an increase to goodwill of $72 million in the first nine months of fiscal 2012 related to the purchase price allocations.

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

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $470 million, $548 million and $488 million at June 30, 2013, September 30, 2012 and June 30, 2012, respectively. Billings in excess of costs and earnings related to these contracts were $245 million, $365 million and $258 million at June 30, 2013, September 30, 2012 and June 30, 2012, respectively.

5.	Inventories

Inventories consisted of the following (in millions):

	June 30, 2013	September 30, 2012	June 30, 2012
Raw materials and supplies	$1,083	$1,118	$1,146
Work-in-process	500	417	454
Finished goods	871	806	883
FIFO inventories	2,454	2,341	2,483
LIFO reserve	(100)	(114)	(121)
Inventories	$2,354	$2,227	$2,362

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
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

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three month period ended September 30, 2012 and the nine month period ended June 30, 2013 were as follows (in millions):

	June 30, 2012	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2012
Building Efficiency
North America Systems	$520	$—	$—	$1	$521
North America Service	708	—	—	—	708
Global Workplace Solutions	184	—	—	3	187
Asia	391	—	—	5	396
Other	993	—	(5)	6	994
Automotive Experience
Seating	2,485	(45)	—	44	2,484
Interiors	393	—	—	9	402
Electronics	250	—	—	—	250
Power Solutions	1,029	—	—	11	1,040
Total	$6,953	$(45)	$(5)	$79	$6,982

	September 30, 2012	Business Acquisitions	Business Divestitures	Currency Translation and Other	June 30, 2013
Building Efficiency
North America Systems	$521	$—	$—	$—	$521
North America Service	708	—	—	—	708
Global Workplace Solutions	187	75	—	(13)	249
Asia	396	—	—	(11)	385
Other	994	—	—	(1)	993
Automotive Experience
Seating	2,484	145	(15)	(45)	2,569
Interiors	402	—	—	16	418
Electronics	250	—	—	1	251
Power Solutions	1,040	—	—	1	1,041
Total	$6,982	$220	$(15)	$(52)	$7,135

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	June 30, 2013			September 30, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$168	$(104)	$64	$188	$(113)	$75	$185	$(108)	$77
Customer relationships	548	(133)	415	517	(117)	400	510	(108)	402
Miscellaneous	347	(86)	261	204	(47)	157	199	(43)	156
Total amortized intangible assets	1,063	(323)	740	909	(277)	632	894	(259)	635
Unamortized intangible assets
Trademarks	315	—	315	315	—	315	314	—	314
Total intangible assets	$1,378	$(323)	$1,055	$1,224	$(277)	$947	$1,208	$(259)	$949

Amortization of other intangible assets for the three month periods ended June 30, 2013 and 2012 was $19 million and $17 million, respectively. Amortization of other intangible assets for the nine month periods ended June 30, 2013 and 2012 was $57 million and $42 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2014, 2015, 2016, 2017 and 2018 will be approximately $87 million, $83 million, $73 million, $66 million and $57 million per year, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended June 30, 2013 and 2012 were as follows (in millions):

	Nine Months Ended June 30,
	2013	2012
Balance at beginning of period	$278	$301
Accruals for warranties issued during the period	192	166
Accruals from acquisitions and divestitures	—	(1)
Accruals related to pre-existing warranties (including changes in estimates)	(9)	(21)
Settlements made (in cash or in kind) during the period	(197)	(163)
Currency translation	(3)	(5)
Balance at end of period	$261	$277

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

8.	Significant Restructuring Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2012 and recorded $297 million of restructuring costs, of which $52 million was recorded in the third quarter and $245 million was recorded in the fourth quarter of fiscal 2012. As a continuation of its restructuring plan announced in fiscal 2012, the Company recorded $227 million of restructuring costs in fiscal 2013, of which $84 million was recorded in the second quarter and $143 million was recorded in the third quarter of fiscal 2013. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included planned workforce reductions, plant closures and asset impairments. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

The following table summarizes the changes in the Company’s restructuring reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Asset Impairments	Other	Currency Translation	Total
Balance at September 30, 2012	$221	$—	$7	$—	$228
Utilized—cash	(27)	—	(3)	—	(30)
Utilized—noncash	—	—	—	2	2
Balance at December 31, 2012	$194	$—	$4	$2	$200
Additional restructuring costs	71	13	—	—	84
Utilized—cash	(31)	—	—	—	(31)
Utilized—noncash	—	(13)	(4)	(3)	(20)
Balance at March 31, 2013	$234	$—	$—	$(1)	$233
Additional restructuring costs	106	36	1	—	143
Utilized—cash	(36)	—	(1)	—	(37)
Utilized—noncash	—	(36)	—	(1)	(37)
Balance at June 30, 2013	$304	$—	$—	$(2)	$302

The Company's restructuring plans include workforce reductions of approximately 11,000 employees (6,800 for the Automotive Experience business, 3,300 for the Building Efficiency business and 900 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2013, approximately 4,700 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans include fifteen plant closures (eleven for Automotive Experience, two for Power Solutions and two for Building Efficiency). As of June 30, 2013, five of the fifteen plants have been closed.

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
June 30, 2013
(unaudited)

9.	Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2013, the Company's effective tax rate was (7)% and 19%, respectively. This was different than the U.S. federal statutory rate of 35% due to tax audit resolutions and other matters, significant restructuring costs, valuation allowance adjustments, an uncertain tax position charge and foreign tax rate differentials. For the three and nine months ended June 30, 2012, the Company's effective tax rate of 13% and 18% was different than the U.S. federal statutory rate of 35% primarily due to foreign tax rate differentials and changes in uncertain tax positions. The Company resolved certain Mexican tax issues in the third quarter of fiscal 2013, which resulted in a $61 million benefit to income tax expense. Other discrete items and tax matters are detailed below.

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

Given the current economic uncertainty, it is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net increase to income tax expense of up to $200 million.

Uncertain Tax Positions

At September 30, 2012, the Company had gross tax effected unrecognized tax benefits of $1,465 million, of which $1,274 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2012 was approximately $72 million (net of tax benefit). The current year interest and penalties accrued during the nine months ended June 30, 2013 was $11 million, and for the same period in fiscal 2012 was $7 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the third quarter of fiscal 2013, tax audit resolutions resulted in a net $79 million benefit to income tax expense.

As a result of foreign law changes during the second quarter of fiscal 2013, the Company increased its total reserve for uncertain tax positions, resulting in income tax expense of $17 million.

As a result of certain recent events related to prior year tax planning initiatives, during the third quarter of fiscal 2012, the Company reduced the reserve for uncertain tax positions by $22 million, including $13 million of interest and penalties, which impacted the effective tax rate for the quarter.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

In the U.S., fiscal years 2004 through 2006 and 2007 through 2009 are currently under Internal Revenue Service (IRS) Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2010 - 2012
Brazil	2004 - 2008
Canada	2007 - 2010
France	2002 - 2012
Germany	2001 - 2010
Italy	2005 - 2009, 2011
Japan	2010 - 2012
Korea	2008 - 2012
Mexico	2003 - 2004, 2008 - 2011
Poland	2008 - 2009
Slovakia	2009 - 2010

The Company expects that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the net impact of which is not expected to be significant to the Company's consolidated financial statements.

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

During the nine month period ended June 30, 2012, tax legislation was adopted in Japan which reduced its income tax rate by 5%. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward. These law changes did not have a material impact on the Company’s consolidated financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
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

The components of the Company’s net periodic benefit costs associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, “Compensation – Retirement Benefits” (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Service cost	$22	$17	$67	$51
Interest cost	38	37	113	112
Expected return on plan assets	(57)	(54)	(173)	(160)
Amortization of prior service cost	—	—	1	1
Net periodic benefit cost	$3	$—	$8	$4

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Service cost	$9	$9	$28	$26
Interest cost	16	17	48	53
Expected return on plan assets	(17)	(18)	(52)	(55)
Amortization of prior service credit	—	—	(1)	(1)
Curtailment gain	—	—	(26)	—
Net periodic benefit cost (credit)	$8	$8	$(3)	$23

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Service cost	$1	$2	$4	$4
Interest cost	3	3	8	10
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of prior service credit	(4)	(4)	(13)	(13)
Net periodic benefit credit	$(3)	$(2)	$(10)	$(8)

The curtailment gain in the nine months ended June 30, 2013 was the result of a lost contract in the Building Efficiency Global Workplace Solutions segment.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

11.	Debt and Financing Arrangements

During the quarter ended December 31, 2012, a $35 million and a $100 million committed revolving credit facility expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2013 and a new $100 million committed revolving credit facility scheduled to expire in December 2013. As of June 30, 2013, there were no draws on either facility.

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and nine month periods ended June 30, 2013 and 2012 contained the following components (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Interest expense, net of capitalized interest costs	$67	$60	$196	$171
Banking fees and bond cost amortization	5	2	15	16
Interest income	(5)	(2)	(12)	(9)
Net foreign exchange results for financing activities	—	(1)	(5)	(7)
Net financing charges	$67	$59	$194	$171

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Income Available to Common Shareholders
Basic income available to common shareholders	$571	$431	$1,073	$1,234
Interest expense, net of tax	—	—	—	1
Diluted income available to common shareholders	$571	$431	$1,073	$1,235

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	683.9	683.4	683.7	681.1
Effect of dilutive securities:
Stock options and unvested restricted stock	6.2	5.3	5.0	5.7
Equity units	—	0.1	—	2.5
Diluted weighted average shares outstanding	690.1	688.8	688.7	689.3

Antidilutive Securities
Options to purchase common shares	—	1.2	1.1	1.1

During the three months ended June 30, 2013 and 2012, the Company declared a dividend of $0.19 and $0.18, respectively, per common share. During the nine months ended June 30, 2013 and 2012, the Company declared three quarterly dividends totaling $0.57 and $0.54, respectively, per common share. With the exception of the quarterly dividend declared and paid in the three months ended December 31, 2012, the Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

13.	Equity and Noncontrolling Interests

The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, March 31	$11,798	$234	$12,032	$11,595	$150	$11,745
Total comprehensive income:
Net income	571	21	592	431	20	451
Foreign currency translation adjustments	(51)	(1)	(52)	(347)	3	(344)
Realized and unrealized losses on derivatives	(3)	—	(3)	(1)	—	(1)
Unrealized losses on marketable common stock	(7)	—	(7)	(3)	—	(3)
Pension and postretirement plans	(3)	—	(3)	9	—	9
Other comprehensive income (loss)	(64)	(1)	(65)	(342)	3	(339)
Comprehensive income	507	20	527	89	23	112

Other changes in equity:
Cash dividends—common stock	(130)	—	(130)	(123)	—	(123)
Dividends attributable to noncontrolling interests	—	(7)	(7)	—	(26)	(26)
Redemption value adjustment attributable to redeemable noncontrolling interests	2	—	2	(13)	—	(13)
Repurchases of common stock	(175)	—	(175)	(9)	—	(9)
Change in noncontrolling interest share	—	(4)	(4)	—	—	—
Other, including options exercised	116	—	116	57	—	57
Ending balance, June 30	$12,118	$243	$12,361	$11,596	$147	$11,743

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

	Nine Months Ended June 30, 2013			Nine Months Ended June 30, 2012
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$11,555	$148	$11,703	$11,042	$138	$11,180
Total comprehensive income:
Net income	1,073	49	1,122	1,234	48	1,282
Foreign currency translation adjustments	(187)	(1)	(188)	(400)	2	(398)
Realized and unrealized gains (losses) on derivatives	(11)	—	(11)	28	—	28
Unrealized gains (losses) on marketable common stock	(1)	—	(1)	5	—	5
Pension and postretirement plans	(15)	—	(15)	9	—	9
Other comprehensive income (loss)	(214)	(1)	(215)	(358)	2	(356)
Comprehensive income	859	48	907	876	50	926

Other changes in equity:
Cash dividends—common stock	(390)	—	(390)	(369)	—	(369)
Dividends attributable to noncontrolling interests	—	(19)	(19)	—	(41)	(41)
Redemption value adjustment attributable to redeemable noncontrolling interests	65	—	65	(12)	—	(12)
Repurchases of common stock	(225)	—	(225)	(42)	—	(42)
Change in noncontrolling interest share	—	66	66	—	—	—
Other, including options exercised	254	—	254	101	—	101
Ending balance, June 30	$12,118	$243	$12,361	$11,596	$147	$11,743

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012

Beginning balance, March 31	$205	$318
Net income	2	5
Dividends	—	(4)
Redemption value adjustment	(2)	13
Change in noncontrolling interest share	—	(118)
Ending balance, June 30	$205	$214

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012

Beginning balance, September 30	$253	$260
Net income	34	50
Dividends	(6)	(13)
Redemption value adjustment	(65)	12
Change in noncontrolling interest share	(11)	(95)
Ending balance, June 30	$205	$214

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012

Foreign currency translation adjustments
Balance at beginning of period	$277	$581
Aggregate adjustment for the period (net of tax effect of $9 and $24)	(51)	(347)
Balance at end of period	226	234

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	4	2
Current period changes in fair value (net of tax effect of $4 and $4)	(7)	(7)
Reclassification to income (net of tax effect of $2 and $4) *	4	6
Balance at end of period	1	1

Unrealized losses on marketable common stock
Balance at beginning of period	11	14
Current period changes in fair value (net of tax effect of $0)	(7)	(3)
Balance at end of period	4	11

Pension and postretirement plans
Balance at beginning of period	16	36
Reclassification to income (net of tax effect of $1 and $1) ***	(3)	(3)
Other changes (net of tax effect of $0)	—	12
Balance at end of period	13	45

Accumulated other comprehensive income, end of period	$244	$291

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012

Foreign currency translation adjustments
Balance at beginning of period	$413	$634
Aggregate adjustment for the period (net of tax effect of $12 and $14)	(187)	(400)
Balance at end of period	226	234

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	12	(27)
Current period changes in fair value (net of tax effect of $5 and $5)	(8)	7
Reclassification to income (net of tax effect of $2 and $14) *	(3)	21
Balance at end of period	1	1

Unrealized gains (losses) on marketable common stock
Balance at beginning of period	5	6
Current period changes in fair value (net of tax effect of $0)	(1)	(9)
Reclassification to income (net of tax effect of $0) **	—	14
Balance at end of period	4	11

Pension and postretirement plans
Balance at beginning of period	28	36
Reclassification to income (net of tax effect of $7 and $5) ***	(15)	(8)
Other changes (net of tax effect of $0)	—	17
Balance at end of period	13	45

Accumulated other comprehensive income, end of period	$244	$291

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

*** Refer to Note 10, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the nine months ended June 30, 2013, the amount reclassified from AOCI into income for pension and postretirement plans was split approximately evenly between cost of sales and selling, general and administrative expenses on the consolidated statement of income. For the other periods presented, the amounts reclassified from AOCI into income were primarily recorded in cost of sales.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen. At September 30, 2012 and June 30, 2012, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

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

		Volume Outstanding as of
Commodity	Units	June 30, 2013	September 30, 2012	June 30, 2012
Copper	Pounds	18,440,000	13,135,000	12,733,000
Lead	Metric Tons	23,700	21,200	23,200
Aluminum	Metric Tons	3,672	2,868	1,071
Tin	Metric Tons	552	1,344	—
Iron Scrap	Metric Tons	2,099	—	—

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2013, September 30, 2012 and June 30, 2012, the Company had hedged approximately 4.4 million, 4.5 million and 4.3 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013, and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. The $100 million fixed to floating interest rate swap matured in November 2012. There were seven interest rate swaps outstanding as of June 30, 2013, and eight interest rate swaps outstanding as of September 30, 2012 and June 30, 2012.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	June 30, 2013	September 30, 2012	June 30, 2012	June 30, 2013	September 30, 2012	June 30, 2012
Other current assets
Foreign currency exchange derivatives	$8	$14	$12	$3	$8	$8
Commodity derivatives	—	11	1	—	—	—
Interest rate swaps	3	2	—	—	—	—
Cross-currency interest rate swaps	7	1	8	—	—	—
Other noncurrent assets
Interest rate swaps	—	6	7	—	—	—
Cross-currency interest rate swaps	2	—	—	—	—	—
Equity swap	—	—	—	158	123	118
Total assets	$20	$34	$28	$161	$131	$126

Other current liabilities
Foreign currency exchange derivatives	$8	$17	$18	$—	$9	$8
Commodity derivatives	7	—	5	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	753	401	100	—	—	—
Long-term debt
Fixed rate debt swapped to floating	—	456	757	—	—	—
Other noncurrent liabilities
Commodity derivatives	1	—	—	—	—	—
Total liabilities	$769	$874	$880	$—	$9	$8

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three and nine months ended June 30, 2013 and 2012 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2013	2012	2013	2012
Foreign currency exchange derivatives	Cost of sales	$—	$(6)	$1	$(16)
Commodity derivatives	Cost of sales	(6)	(4)	3	(20)
Forward treasury locks	Net financing charges	—	—	1	1
Total		$(6)	$(10)	$5	$(35)

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	June 30, 2013	September 30, 2012	June 30, 2012
Foreign currency exchange derivatives	$—	$(3)	$(3)
Commodity derivatives	(6)	7	(4)
Forward treasury locks	7	8	8
Total	$1	$12	$1

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2013	2012	2013	2012
Interest rate swaps	Net financing charges	$(1)	$(2)	$(4)	$(8)
Fixed rate debt swapped to floating	Net financing charges	1	3	4	9
Total		$—	$1	$—	$1

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2013	2012	2013	2012
Foreign currency exchange derivatives	Cost of sales	$(3)	$(1)	$(6)	$22
Foreign currency exchange derivatives	Net financing charges	7	21	17	(9)
Foreign currency exchange derivatives	Income tax provision (benefit)	—	15	(4)	15
Equity swap	Selling, general and administrative	4	(20)	40	6
Total		$8	$15	$47	$34

The amount of gains recognized in cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $6 million, $1 million, and $5 million at June 30, 2013, September 30, 2012 and June 30, 2012, respectively. For the three and nine months ended June 30, 2013 and 2012, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

15.	Fair Value Measurements

ASC 820, “Fair Value Measurement,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2013, September 30, 2012 and June 30, 2012 (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$11	$—	$11	$—
Interest rate swaps	3	—	3	—
Cross-currency interest rate swap	7	—	7	—
Other noncurrent assets
Investments in marketable common stock	26	26	—	—
Cross-currency interest rate swap	2	—	2	—
Equity swap	158	158	—	—
Total assets	$207	$184	$23	$—
Other current liabilities
Foreign currency exchange derivatives	$8	$—	$8	$—
Commodity derivatives	7	—	7	—
Current portion of long-term debt
Fixed rate debt swapped to floating	753	—	753	—
Other noncurrent liabilities
Commodity derivatives	1	—	1	—
Total liabilities	$769	$—	$769	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$22	$—	$22	$—
Commodity derivatives	11	—	11	—
Interest rate swaps	2	—	2	—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent assets
Interest rate swaps	6	—	6	—
Investments in marketable common stock	32	32	—	—
Equity swap	123	123	—	—
Total assets	$197	$155	$42	$—
Other current liabilities
Foreign currency exchange derivatives	$26	$—	$26	$—
Current portion of long-term debt
Fixed rate debt swapped to floating	401	—	401	—
Long-term debt
Fixed rate debt swapped to floating	456	—	456	—
Total liabilities	$883	$—	$883	$—

	Fair Value Measurements Using:
	Total as of June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$—	$20	$—
Commodity derivatives	1	—	1	—
Cross-currency interest rate swaps	8	—	8	—
Other noncurrent assets
Interest rate swaps	7	—	7	—
Investments in marketable common stock	34	34	—	—
Equity swap	118	118	—	—
Total assets	$188	$152	$36	$—
Other current liabilities
Foreign currency exchange derivatives	$26	$—	$26	$—
Commodity derivatives	5	—	5	—
Current portion of long-term debt
Fixed rate debt swapped to floating	100	—	100	—
Long-term debt
Fixed rate debt swapped to floating	757	—	757	—
Total liabilities	$888	$—	$888	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2013, September 30, 2012 and June 30, 2012. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin, aluminum and iron scrap. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at June 30, 2013, September 30, 2012 and June 30, 2012.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes maturing November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes maturing September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. The $100 million fixed to floating interest rate swap matured in November 2012. There were seven interest rate swaps outstanding as of June 30, 2013, and eight interest rate swaps outstanding as of September 30, 2012 and June 30, 2012.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen. At September 30, 2012 and June 30, 2012, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. As of June 30, 2013, September 30, 2012 and June 30, 2012, the Company recorded unrealized gains of $4 million, $5 million and $11 million, respectively, in accumulated other comprehensive income. There were no unrealized losses recorded in accumulated other comprehensive income on these investments as of June 30, 2013, September 30, 2012 and June 30, 2012. For the quarter ended March 31, 2012, the Company recorded an impairment charge related to an investment in marketable common stock due to the investee's bankruptcy announcement in March 2012. As a result, the Company recorded a $14 million impairment charge within selling, general, and administrative expenses in the Power Solutions segment. The impairment reduced the investment to zero and was measured under a market approach using the publicized share price. The inputs utilized in the analysis are classified as Level 1 inputs within the fair value hierarchy as defined in ASC 820.

Equity swaps – The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.0 billion, $6.3 billion and $6.2 billion at June 30, 2013, September 30, 2012 and June 30, 2012, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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

In the first nine months of fiscal 2013, the Company recorded $49 million of asset impairment charges, of which $13 million was recorded in the second quarter and $36 million was recorded in the third quarter, in conjunction with its fiscal 2013 restructuring actions. The impairment charges related to long-lived assets within all business units, none of which were individually material to the consolidated financial statements. The impairments were recorded within significant restructuring costs on the consolidated statements of income. Refer to Note 8, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820,"Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2013.

At March 31, 2012, the Company recorded an impairment charge related to an equity investment. Refer to Note 15, "Fair Value Measurements," of the notes to consolidated financial statements for additional information. The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2012.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2012 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2012. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

At October 1, 2012, the Company assessed goodwill for impairment in the Automotive Experience business due to the change in reportable segments as described in Note 17, “Segment Information,” of the notes to consolidated financial statements. As

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

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

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Building Efficiency
North America Systems	$629	$642	$1,753	$1,774
North America Service	546	547	1,479	1,565
Global Workplace Solutions	1,021	1,064	3,233	3,226
Asia	520	516	1,452	1,447
Other	996	1,031	2,783	2,886
	3,712	3,800	10,700	10,898
Automotive Experience
Seating	4,268	4,056	12,234	12,128
Interiors	1,094	1,081	3,115	3,149
Electronics	332	328	973	1,045
	5,694	5,465	16,322	16,322
Power Solutions	1,425	1,316	4,661	4,343
Total net sales	$10,831	$10,581	$31,683	$31,563

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

	Segment Income
	Three Months Ended June 30,		Nine Months Ended June 30,
Building Efficiency	2013	2012	2013	2012
North America Systems	$83	$83	$186	$198
North America Service	72	55	120	88
Global Workplace Solutions	26	17	78	33
Asia	83	78	189	191
Other	50	43	52	73
	314	276	625	583
Automotive Experience
Seating	232	179	497	564
Interiors	13	(3)	(16)	(19)
Electronics	34	33	84	99
	279	209	565	644
Power Solutions	171	153	660	614
Total segment income	$764	$638	$1,850	$1,841

Restructuring costs	(143)	(52)	(227)	(52)
Net financing charges	(67)	(59)	(194)	(171)

Income before income taxes	$554	$527	$1,429	$1,618

18.	Commitments and Contingencies

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $26 million, $25 million and $25 million at June 30, 2013, September 30, 2012 and June 30, 2012, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At June 30, 2013, September 30, 2012 and June 30, 2012, the Company recorded conditional asset retirement obligations of $80 million, $76 million and $70 million, respectively.

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

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, of comprehensive income (loss) and of cash flows for the three-month and nine-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
August 1, 2013

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

The Company has made statements in this document that are forward-looking and, therefore, are subject to risks and uncertainties. All statements in this document other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “forecast,” “project” or “plan” or terms of similar meaning are also generally intended to identify forward-looking statements. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls' control, that could cause Johnson Controls' actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial contracts, as well as other factors discussed in Item 1A of Part I of Johnson Controls' most recent Annual Report on Form 10-K for the year ended September 30, 2012 and Johnson Controls' subsequent Quarterly Reports on Form 10-Q. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are only made as of the date of this document, and Johnson Controls assumes no obligation, and disclaims any obligation, to update forward-looking statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2012 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual

Report on Form 10-K for the year ended September 30, 2012. References in the following discussion and analysis to “Three Months” refer to the three months ended June 30, 2013 compared to the three months ended June 30, 2012, while references to "Year-to-Date" refer to the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

Certain amounts as of June 30, 2012 have been revised to conform to the current year’s presentation.

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

In the fourth quarter of fiscal 2012, the Company changed its accounting policy for recognizing pension and postretirement benefit expenses. The Company’s historical accounting treatment smoothed asset returns and amortized deferred actuarial gains and losses over future years. The new mark-to-market approach includes measuring the market related value of plan assets at fair value instead of utilizing a three-year smoothing approach. In addition, the Company has elected to completely eliminate the corridor approach and recognize actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. The Company believes this new policy is preferable and provides greater transparency to on-going operational results. The change has no impact on future pension and postretirement funding or benefits paid to participants. The change has been reported through retrospective application of the new policy to all periods presented. This change resulted in a $14 million increase in net income attributable to Johnson Controls, Inc. ($0.02 per diluted share) for the three months ended June 30, 2012 and a $43 million increase in net income attributable to Johnson Controls, Inc. ($0.06 per diluted share) for the nine months ended June 30, 2012.

Outlook

On July 18, 2013, the Company announced that it expects fiscal 2013 fourth quarter earnings to be $0.93 - $0.95 per diluted share, resulting in full fiscal year 2013 earnings of $2.64 - $2.66 per diluted share. The Company noted that it expects that its restructuring initiative benefits, sequential improvements in the Automotive Experience European and South American businesses, year over year improvement in the Power Solutions business, and revenue growth and margin expansion in Building Efficiency will have positive impacts in the fiscal fourth quarter. This guidance excludes the potential impact of mark-to-market pension accounting, significant restructuring costs and income tax adjustments. Based on current interest rate levels and investment experience, the Company expects that the fiscal 2013 fourth quarter mark-to-market adjustment related to its pension and postretirement plans will likely be material. The Company also expects additional significant restructuring costs in the fourth quarter of fiscal 2013.

In the second quarter of fiscal 2013, the Company announced it is exploring the potential sale of its Automotive Experience Electronics business. In July 2013, the Company announced that it has signed a definitive agreement to sell its Automotive Experience Electronics’ HomeLink® product line to Gentex Corporation of Zeeland, Michigan for approximately $700 million. The transaction is expected to close on or about September 30, 2013. The Company believes that the continuing process to sell the remainder of the Automotive Experience Electronics business is progressing as planned.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at June 30, 2013 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, minimum pension contributions, debt maturities and any potential acquisitions during the remainder of fiscal 2013 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of June 30, 2013. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2013, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.9 billion and there was a maximum of $320 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2013, the Company believes the long-term rate of return will approximate 8.00%, 4.55% and 5.80% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first nine months of fiscal 2013, the Company made approximately $61 million in total pension contributions. In total, the Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal 2013. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2013.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Net sales	$10,831	$10,581	2%	$31,683	$31,563	0%

•
The increase in consolidated net sales for the three months ended June 30, 2013 was due to higher sales in the Automotive Experience business ($248 million) and Power Solutions business ($106 million), partially offset by lower sales in the Building Efficiency business ($66 million) and the unfavorable impact of foreign currency translation ($38 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 3% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes in North America and Europe, and higher global battery shipments were partially offset by continued soft demand in Building Efficiency's North American and European markets, and weaker industry-wide aftermarket battery demand in North America and Europe. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

•
The increase in consolidated net sales for the nine months ended June 30, 2013 was due to higher sales in the Power Solutions business ($347 million) and Automotive Experience business ($157 million), partially offset by the unfavorable impact of foreign currency translation ($251 million) and lower sales in the Building Efficiency business ($133 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 1% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes in North America, and higher global battery shipments were partially offset by lower Automotive Experience volumes in Asia and Europe, softness in global building demand and weaker industry-wide aftermarket battery demand in North America and Europe. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Cost of sales	$9,151	$9,040	1%	$27,007	$26,933	0%
Gross profit	1,680	1,541	9%	4,676	4,630	1%
% of sales	15.5%	14.6%		14.8%	14.7%

•
The increase in cost of sales for the three months ended June 30, 2013 corresponds to the sales noted above, with gross profit percentage increasing by 90 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes, lower purchasing and operating costs, and net favorable pricing and commercial settlements, partially offset by unfavorable sales mix and higher launch costs. The Building Efficiency business experienced favorable margin rates and benefits from pricing initiatives. Gross profit in the Power Solutions business was favorably impacted by higher volume, increased vertical integration including the incremental contribution of the Company's battery recycling facility, and favorable pricing and product mix net of elevated lead core prices. Foreign currency translation had a favorable impact on cost of sales of approximately $32 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
The increase in cost of sales for the nine months ended June 30, 2013 corresponds to the sales noted above, with gross profit percentage increasing slightly. Gross profit in the Automotive Experience business was favorably impacted by lower purchasing costs, partially offset by higher operating and launch costs related to operational inefficiencies, and net unfavorable pricing and commercial settlements. The Building Efficiency business experienced favorable margin rates and benefits from pricing initiatives. Gross profit in the Power Solutions business was favorably impacted by improved pricing and product mix, higher volumes and increased vertical integration including the incremental contribution of the Company's battery recycling facility, partially offset by higher costs for battery cores and lead. Foreign currency translation had a favorable impact on cost of sales of approximately $216 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Selling, general and administrative expenses	$991	$973	2%	$3,134	$3,058	2%
% of sales	9.1%	9.2%		9.9%	9.7%

•
Selling, general and administrative expenses (SG&A) increased slightly as compared to the three month period ended June 30, 2012, while SG&A as a percentage of sales decreased slightly over the same period. The Automotive Experience business SG&A decreased primarily due to a gain on business divestiture partially offset by higher engineering expenses. The Building Efficiency business SG&A increased primarily due to higher employee related expenses partially offset by cost reduction programs. The Power Solutions business SG&A increased primarily due to a prior year insurance settlement and higher employee related expenses. Foreign currency translation had a favorable impact on SG&A of $4 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
SG&A, as well as SG&A as a percentage of sales, increased slightly as compared to the nine month period ended June 30, 2012. The Automotive Experience business SG&A increased primarily due to distressed supplier costs; and higher engineering, product development and employee related expenses; partially offset by a gain on business divestiture. The Building Efficiency business SG&A increased primarily due to a prior year gain on business divestitures and higher employee related expenses, partially offset by a current year pension curtailment gain resulting from a lost Global Workplace Solutions contract and cost reduction programs. The Power Solutions business SG&A increased primarily due to a prior year insurance settlement and higher employee related expenses, partially offset by a net legal settlement and a prior year impairment of an equity investment. Foreign currency translation had a favorable impact on SG&A of $22 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Significant Restructuring Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Restructuring costs	$(143)	$(52)	*	$(227)	$(52)	*
* Measure not meaningful

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2012 and recorded $52 million of restructuring costs in the third quarter of fiscal 2012. As a continuation of its restructuring plan announced in fiscal 2012, the Company recorded $227 million of restructuring costs in fiscal 2013, of which $84 million was recorded in the second quarter and $143 million was recorded in the third quarter of fiscal 2013. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included planned workforce reductions, plant closures and asset impairments. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

Refer to Note 8, "Significant Restructuring Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Net financing charges	$67	$59	14%	$194	$171	13%

The increase in net financing charges for the three and nine month periods ended June 30, 2013 was primarily due to higher interest expense as a result of higher debt levels in the current period.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Equity income	$75	$70	7%	$308	$269	14%

•
The increase in equity income for the three months ended June 30, 2013 was primarily due to higher income at certain Building Efficiency and Automotive Experience partially-owned affiliates. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
The increase in equity income for the nine months ended June 30, 2013 was primarily due to a gain on acquisition of a partially-owned affiliate in India in the Automotive Experience business ($82 million), partially offset by a prior year gain on redemption of a warrant for an existing partially-owned affiliate in the Power Solutions business ($25 million), a prior year equity interest gain in the Automotive Experience business ($15 million) and a prior year equity interest gain on acquisition of a partially-owned affiliate in the Power Solutions business ($9 million). Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Income Tax Provision (Benefit)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Income tax provision (benefit)	$(40)	$71	*	$273	$286	-5%
Effective tax rate	(7)%	13%		19%	18%
* Measure not meaningful

•
In calculating the income tax provision (benefit), the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

•
For the three and nine months ended June 30, 2013, the Company's effective tax rate was different than the U.S. federal statutory rate of 35% due to tax audit resolutions and other matters, significant restructuring costs, valuation allowance adjustments, an uncertain tax position charge and foreign tax rate differentials. For the three and nine months ended June 30, 2012, the Company's effective tax rate was different than the U.S. federal statutory rate of 35% primarily due to foreign tax rate differentials and changes in uncertain tax positions.

•	In the third quarter of fiscal 2013, tax audit resolutions resulted in a net $79 million benefit to income tax expense.

•	In the third quarter of fiscal 2013, the Company resolved certain Mexican tax issues which resulted in a $61 million benefit to income tax expense.

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

•
As a result of certain events related to prior tax planning initiatives, during the third quarter of fiscal 2012, the Company reduced the reserve for uncertain tax positions by $22 million, including $13 million of interest and penalties.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Income attributable to noncontrolling interests	$23	$25	-8%	$83	$98	-15%

•
The decrease in income attributable to noncontrolling interests for the three months ended June 30, 2013 was primarily due to lower income at certain Automotive Experience partially-owned affiliates, partially offset by higher income at certain Building Efficiency partially-owned affiliates.

•
The decrease in income attributable to noncontrolling interest for the nine months ended June 30, 2013 was primarily due to the effects of an increase in the Company’s ownership percentage in an Automotive Experience partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Net income attributable to Johnson Controls, Inc.	$571	$431	32%	$1,073	$1,234	-13%

•
The increase in net income attributable to Johnson Controls, Inc. for the three months ended June 30, 2013 was primarily due to higher gross profit, an income tax benefit, higher equity income and lower income attributable to noncontrolling interests, partially offset by higher restructuring costs, selling, general and administrative expenses, and net financing charges, and the unfavorable impact of foreign currency translation. Diluted earnings per share for the three months ended June 30, 2013 was $0.83 compared to diluted earnings per share of $0.63 for the three months ended June 30, 2012.

•
The decrease in net income attributable to Johnson Controls, Inc. for the nine months ended June 30, 2013 was primarily due to higher restructuring costs, selling, general and administrative expenses, and net financing charges, and the unfavorable impact of foreign currency translation, partially offset by higher gross profit, higher equity income, lower income attributable to noncontrolling interests and a decrease in the income tax provision. Diluted earnings per share for the nine months ended June 30, 2013 was $1.56 compared to diluted earnings per share of $1.79 for the nine months ended June 30, 2012.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring costs and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency - Net Sales

	Net Sales Three Months Ended June 30,			Net Sales Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
North America Systems	$629	$642	-2%	$1,753	$1,774	-1%
North America Service	546	547	0%	1,479	1,565	-5%
Global Workplace Solutions	1,021	1,064	-4%	3,233	3,226	0%
Asia	520	516	1%	1,452	1,447	0%
Other	996	1,031	-3%	2,783	2,886	-4%
	$3,712	$3,800	-2%	$10,700	$10,898	-2%

Three Months:

•
The decrease in North America Systems was due to lower volumes of equipment and controls systems in the commercial construction and replacement markets ($12 million), and the unfavorable impact of foreign currency translation ($1 million).

•	The decrease in North America Service was due to the unfavorable impact of foreign currency translation ($1 million).

•
The decrease in Global Workplace Solutions was due to a decrease in services to new and existing customers ($74 million) and the unfavorable impact of foreign currency translation ($8 million), partially offset by incremental sales from a business acquisition ($39 million).

•	The increase in Asia was due to higher volumes of equipment and controls systems ($15 million), partially offset by the unfavorable impact of foreign currency translation ($11 million).

•
The decrease in Other was due to lower volumes in the Middle East ($39 million) and Europe ($22 million), and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes in Latin America ($12 million), unitary products ($11 million) and other businesses ($4 million).

Year-to-Date:

•	The decrease in North America Systems was due to lower volumes of equipment and controls systems in the commercial construction and replacement markets ($21 million).

•
The decrease in North America Service was due to a reduction in truck-based volumes ($44 million) and energy solutions volumes ($43 million), partially offset by the favorable impact of foreign currency translation ($1 million).

•
The increase in Global Workplace Solutions was due to incremental sales from a business acquisition ($65 million), partially offset by a decrease in services to new and existing customers ($39 million) and the unfavorable impact of foreign currency translation ($19 million).

•	The increase in Asia was due to higher volumes of equipment and controls systems ($29 million), partially offset by the unfavorable impact of foreign currency translation ($24 million).

•
The decrease in Other was due to lower volumes in the Middle East ($53 million) and Europe ($47 million), prior year divestitures ($51 million) and the unfavorable impact of foreign currency translation ($23 million), partially offset by higher volumes in unitary products ($36 million), Latin America ($15 million) and other businesses ($20 million).

Building Efficiency - Segment Income

	Segment Income Three Months Ended June 30,			Segment Income Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
North America Systems	$83	$83	0%	$186	$198	-6%
North America Service	72	55	31%	120	88	36%
Global Workplace Solutions	26	17	53%	78	33	*
Asia	83	78	6%	189	191	-1%
Other	50	43	16%	52	73	-29%
	$314	$276	14%	$625	$583	7%
* Measure not meaningful

Three Months:

•	North America Systems was consistent due to favorable margin rates ($7 million), offset by higher selling, general and administrative expenses ($6 million) and lower volumes ($1 million).

•	The increase in North America Service was due to favorable margin rates ($16 million) and lower selling, general and administrative expenses ($1 million).

•
The increase in Global Workplace Solutions was due to favorable margin rates ($16 million), partially offset by higher selling, general and administrative expenses ($5 million) and lower volumes ($2 million).

•
The increase in Asia was due to favorable margin rates ($11 million) and higher volumes ($4 million), partially offset by higher selling, general and administrative expenses ($9 million), and the unfavorable impact of foreign currency translation ($1 million).

•
The increase in Other was due to lower selling, general and administrative expenses ($6 million), favorable margin rates ($4 million) and higher equity income ($4 million), partially offset by lower volumes ($7 million).

Year-to-Date:

•
The decrease in North America Systems was due to higher selling, general and administrative expenses ($18 million), and lower volumes ($6 million), partially offset by favorable margin rates ($12 million).

•
The increase in North America Service was due to favorable margin rates ($31 million), lower selling, general and administrative expenses ($22 million) and a prior year loss on business divestitures ($3 million), partially offset by lower volumes ($24 million).

•
The increase in Global Workplace Solutions was due to favorable margin rates ($31 million), a pension curtailment gain resulting from a lost contract net of other contract losses ($24 million) and higher volumes ($2 million), partially offset by higher selling, general and administrative expenses ($12 million).

•
The decrease in Asia was due to higher selling, general and administrative expenses ($22 million), and the unfavorable impact of foreign currency translation ($3 million), partially offset by favorable margin rates ($16 million) and higher volumes ($7 million).

•
The decrease in Other was due to a prior year gain on business divestitures net of transaction costs ($38 million), lower income due to prior year divestitures ($9 million), contract related charges ($7 million), lower volumes ($2 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by favorable margin rates ($19 million), lower selling, general and administrative expenses ($15 million), and higher equity income ($2 million).

Automotive Experience - Net Sales

	Net Sales Three Months Ended June 30,			Net Sales Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Seating	$4,268	$4,056	5%	$12,234	$12,128	1%
Interiors	1,094	1,081	1%	3,115	3,149	-1%
Electronics	332	328	1%	973	1,045	-7%
	$5,694	$5,465	4%	$16,322	$16,322	0%

Three Months:

•
The increase in Seating was due to higher volumes to the Company’s major OEM customers ($156 million), net favorable pricing and commercial settlements ($49 million), and incremental sales due to a business acquisition ($32 million), partially offset by the unfavorable impact of foreign currency translation ($25 million).

•
The increase in Interiors was due to the favorable impact of foreign currency translation ($8 million) and higher volumes to the Company's major OEM customers ($6 million), partially offset by net unfavorable pricing and commercial settlements ($1 million).

•
The increase in Electronics was due to higher volumes to the Company’s major OEM customers ($14 million), partially offset by net unfavorable pricing and commercial settlements ($8 million), and the unfavorable impact of foreign currency translation ($2 million).

Year-to-Date:

•
The increase in Seating was due to higher volumes to the Company's major OEM customers ($76 million), favorable sales mix ($76 million), net favorable pricing and commercial settlements ($34 million), incremental sales due to a business acquisition ($32 million) and the prior year negative impact of the flooding in Thailand and related events ($25 million), partially offset by the unfavorable impact of foreign currency translation ($137 million).

•
The decrease in Interiors was due to lower volumes to the Company's major OEM customers ($37 million) and the unfavorable impact of foreign currency translation ($4 million), partially offset by net favorable pricing and commercial settlements ($7 million).

•
The decrease in Electronics was due to lower volumes to the Company’s major OEM customers ($36 million), net unfavorable pricing and commercial settlements ($20 million), and the unfavorable impact of foreign currency translation ($16 million).

Automotive Experience - Segment Income

	Segment Income Three Months Ended June 30,			Segment Income Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Seating	$232	$179	30%	$497	$564	-12%
Interiors	13	(3)	*	(16)	(19)	16%
Electronics	34	33	3%	84	99	-15%
	$279	$209	33%	$565	$644	-12%
* Measure not meaningful

Three Months:

•
The increase in Seating was due to higher volumes ($31 million), gain on business divestiture ($29 million), lower selling, general and administrative expenses ($18 million), lower purchasing costs ($9 million), net favorable pricing and commercial settlements ($5 million) and higher equity income ($4 million), partially offset by unfavorable sales mix ($22 million), higher engineering and launch costs ($16 million), and litigation charges ($5 million).

•
The increase in Interiors was due to lower operating costs ($16 million), net favorable pricing and commercial settlements ($15 million), favorable sales mix ($8 million) and higher volumes ($1 million), partially offset by higher engineering and launch costs ($15 million), higher selling, general and administrative expenses ($4 million), lower equity income ($3 million) and higher purchasing costs ($2 million).

•
The increase in Electronics was due to lower purchasing costs ($8 million), higher volumes ($4 million) and higher equity income ($1 million), partially offset by net unfavorable pricing and commercial settlements ($5 million), higher selling, general and administrative expenses ($4 million), unfavorable sales mix ($1 million), higher operating costs ($1 million) and the unfavorable impact of foreign currency translation ($1 million).

Year-to-Date:

•
The decrease in Seating was due to higher operating costs ($87 million), net unfavorable pricing and commercial settlements ($45 million), higher engineering and launch costs ($26 million), distressed supplier costs ($20 million), unfavorable sales mix ($18 million), lower equity income including a prior year equity interest gain ($17 million), higher selling, general and administrative expenses ($12 million), litigation charges ($5 million) and the unfavorable impact of foreign currency translation ($3 million), partially offset by a gain on acquisition of a partially-owned affiliate in India ($82 million), lower purchasing costs ($38 million), gain on business divestiture ($29 million), higher volumes ($11 million), and the prior year negative impact of the flooding in Thailand and related events ($6 million).

•
The increase in Interiors was due to net favorable pricing and commercial settlements ($40 million), lower operating costs ($11 million) and favorable sales mix ($10 million), partially offset by higher engineering and launch costs ($30 million), higher selling, general and administrative expenses ($9 million), lower volumes ($8 million), higher purchasing costs ($8 million), distressed supplier costs ($2 million) and lower equity income ($1 million).

•
The decrease in Electronics was due to net unfavorable pricing and commercial settlements ($16 million), lower volumes ($11 million), higher engineering and launch costs ($6 million), the unfavorable impact of foreign currency translation ($4 million), higher selling, general and administrative expenses ($3 million) and unfavorable sales mix ($2 million), partially offset by lower purchasing costs ($25 million), lower operating costs ($1 million) and higher equity income ($1 million).

Power Solutions

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Net sales	$1,425	$1,316	8%	$4,661	$4,343	7%
Segment income	171	153	12%	660	614	7%

Three Months:

•
Net sales increased due to favorable pricing and product mix ($43 million), the impact of higher lead costs on pricing ($38 million), higher sales volumes ($25 million) and the favorable impact of foreign currency translation ($3 million).

•
Segment income increased due to favorable product mix net of lead acquisition costs including battery cores ($42 million), lower transportation costs ($5 million) and higher sales volumes ($4 million), partially offset by a prior year insurance settlement ($12 million), net change in asset retirement obligations ($8 million), higher operating costs ($7 million), higher selling, general and administrative expenses ($5 million), and lower equity income ($1 million).

Year-to-Date:

•
Net sales increased due to favorable pricing and product mix ($183 million), higher sales volumes ($92 million) and the impact of higher lead costs on pricing ($72 million), partially offset by the unfavorable impact of foreign currency translation ($29 million).

•
Segment income increased due to favorable product mix net of lead acquisition costs including battery cores ($55 million), a net legal settlement ($24 million), a prior year impairment of an equity investment ($14 million), higher volumes ($13 million), lower transportation costs ($11 million) and higher equity income ($7 million), partially offset by a prior year gain on redemption of a warrant for an existing partially-owned affiliate ($25 million), higher selling, general and administrative expenses ($22 million), a prior year insurance settlement ($12 million), a prior year gain on acquisition of a partially-owned affiliate ($9 million), net change in asset retirement obligations ($8 million) and the unfavorable impact of foreign currency translation ($2 million).

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At June 30, 2013, the unearned backlog was $5.1 billion, or a 5% decrease compared to June 30, 2012. The Other and North America Service segment backlogs decreased compared to prior year levels, partially offset by increases in the Asia segment backlog.

Financial Condition

Working Capital

(in millions)	June 30, 2013	September 30, 2012	Change	June 30, 2012	Change
Current assets	$12,669	$12,673		$12,566
Current liabilities	(11,784)	(10,855)		(10,811)
	885	1,818	-51%	1,755	-50%

Less: Cash	391	265		602
Add: Short-term debt	312	323		925
Add: Current portion of long-term debt	1,119	424		110
Working Capital	$1,925	$2,300	-16%	$2,188	-12%

Accounts receivable	7,259	7,308	-1%	7,155	1%
Inventories	2,354	2,227	6%	2,362	0%
Accounts payable	6,217	6,114	2%	6,062	3%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, and the current portion of long-term debt. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The decrease in working capital at June 30, 2013 as compared to September 30, 2012 was primarily due to an increase in reserves due to restructuring activities, higher accounts payable due to timing of supplier payments and lower accounts receivable due to timing of customer receipts, partially offset by higher inventory levels to support higher sales levels. Compared to June 30, 2012, the decrease was primarily due to an increase in reserves due to restructuring activities and higher accounts payable due to timing of supplier payments, partially offset by higher accounts receivable due to sales volumes.

•
The Company’s days sales in accounts receivable at June 30, 2013 were 55, consistent with the comparable period ended September 30, 2012, and slightly higher than 53 at the comparable period ended June 30, 2012. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the three months ended June 30, 2013 were lower than the comparable period ended September 30, 2012 primarily due to higher inventory production to meet higher sales levels. Inventory turns were higher than the comparable period ended June 30, 2012 primarily due to improvements in inventory management.

•	Days in accounts payable at June 30, 2013 were 73 days, slightly higher than 72 and 71 at the comparable periods ended September 30, 2012 and June 30, 2012, respectively.

Cash Flows

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
Cash provided by operating activities	$1,034	$619	$1,549	$765
Cash used by investing activities	(268)	(447)	(963)	(1,458)
Cash provided (used) by financing activities	(856)	158	(432)	995
Capital expenditures	(265)	(447)	(929)	(1,433)

•
The increase in cash provided by operating activities for the three months ended June 30, 2013 was primarily due to higher net income, and favorable changes in accounts payable and accrued liabilities, other assets, accounts receivable and accrued income taxes. For the nine months ended June 30, 2013, the increase in cash provided by operating activities was primarily due to lower pension and postretirement contributions, and favorable changes in accounts payable and accrued liabilities, accrued income taxes and accounts receivable, partially offset by lower net income, and unfavorable changes in other assets and inventories.

•	The decrease in cash used by investing activities for the three and nine months ended June 30, 2013 was primarily due to lower capital expenditures.

•
The increase in cash used by financing activities for the three and nine months ended June 30, 2013 was primarily due to a prior year $1.1 billion bond issuance and an increase in stock repurchases. Refer to Note 11, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further discussion on the bond issuance.

•
The decrease in capital expenditures for the three and nine months ended June 30, 2013 primarily relates to prior year capacity expansion in the Power Solutions business in addition to an overall initiative to decrease capital spending.

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

Given the current economic uncertainty, it is reasonably possible that over the next twelve months, valuation allowances against deferred tax assets in certain jurisdictions may result in a net increase to income tax expense of up to $200 million.

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

In the first nine months of fiscal 2013, the Company recorded $49 million of asset impairment charges, of which $13 million was recorded in the second quarter and $36 million was recorded in the third quarter, in conjunction with its fiscal 2013 restructuring actions. The impairment charges related to long-lived assets within all business units, none of which were individually material to the consolidated financial statements. The impairments were recorded within significant restructuring costs on the consolidated statements of income. Refer to Note 8, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820,"Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2013.

At March 31, 2012, the Company recorded an impairment charge related to an equity investment. Refer to Note 15, "Fair Value Measurements," of the notes to consolidated financial statements for additional information. The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2012.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair-value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2012 indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at September 30, 2012. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

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

Capitalization

(in millions)	June 30, 2013	September 30, 2012	Change	June 30, 2012	Change
Short-term debt	$312	$323		$925
Current portion of long-term debt	1,119	424		110
Long-term debt	4,593	5,321		5,624
Total debt	6,024	6,068	-1%	6,659	-10%

Shareholders’ equity attributable to Johnson Controls, Inc.	12,118	11,555	5%	11,596	5%

Total capitalization	$18,142	$17,623	3%	$18,255	-1%

Total debt as a % of total capitalization	33%	34%		36%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At June 30, 2013, September 30, 2012, and June 30, 2012, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro, 237 million euro and 223 million euro, respectively. Additionally, at June 30, 2013, September 30, 2012 and June 30, 2012, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $185 million. There were no draws on any of the revolving facilities for the respective periods. As of June 30, 2013, $50 million and 137 million euro are scheduled to expire in fiscal 2013 and $135 million and 100 million euro are scheduled to expire in fiscal 2014.

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

•	In November 2012, the Company retired $100 million in principal amount, plus accrued interest, of its 5.8% fixed rate notes that matured. The Company used cash to fund the payment.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of June 30, 2013, it could borrow up to $1.8 billion on committed credit lines.

•
The Company believes its capital resources and liquidity position at June 30, 2013 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2013 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in February 2015. There were no draws on the revolving credit facility as of June 30, 2013. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2013, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.9 billion and there was a maximum of $320 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2013, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended June 30, 2013.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $26 million, $25 million and $25 million at June 30, 2013, September 30, 2012 and June 30, 2012, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At June 30, 2013, September 30, 2012 and June 30, 2012, the Company recorded conditional asset retirement obligations of $80 million, $76 million and $70 million, respectively.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended June 30, 2013.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
4/1/13 - 4/30/13
Purchases by Company (1)	482,551	$34.66	482,551	$433,273,295
5/1/13 - 5/31/13
Purchases by Company (1)	3,283,909	$36.52	3,283,909	$313,332,069
6/1/13 - 6/30/13
Purchases by Company (1)	1,019,778	$37.58	1,019,778	$275,005,950
4/1/13 - 4/30/13
Purchases by Citibank	—	—	—	NA
5/1/13 - 5/31/13
Purchases by Citibank	—	—	—	NA
6/1/13 - 6/30/13
Purchases by Citibank (2)	—	—	—	NA

(1)
Repurchases of the Company’s common stock by the Company pursuant to its publicly announced program may be intended to partially offset dilution related to the Company’s stock option and restricted stock equity compensation plans.

(2)	In June 2013, Citibank reduced its holding of the Company's stock by 400,000 shares in connection with the Equity Swap Agreement.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 55 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: August 1, 2013	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Form of employment agreement between Johnson Controls Inc. and all elected officers and named executives, as amended and restated July 28, 2010 (incorporated by reference to Exhibit 10.Y to Johnson Controls, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 1, 2013, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.