Form 10-K
period 2013-09-30
JOHNSON CONTROLS INC
filed 2013-11-21
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $24.0 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2013, 685,160,911 shares of the registrant’s Common Stock, par value $1.00 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on January 29, 2014 are incorporated by reference into Part III.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2013

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to “Johnson Controls,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Johnson Controls, Inc. and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and, therefore, are subject to risks and uncertainties. All statements in this document other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “forecast,” “project” or “plan” or terms of similar meaning are also generally intended to identify forward-looking statements. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls' control, that could cause Johnson Controls' actual results to differ materially from those expressed or implied by such forward-looking statements. A detailed discussion of risks is included in the section entitled "Risk Factors" (refer to Part I, Item IA, of this Annual Report on Form 10-K). The forward-looking statements included in this document are only made as of the date of this document, unless otherwise specified, and Johnson Controls assumes no obligation, and disclaims any obligation, to update forward-looking statements to reflect events or circumstances occurring after the date of this document.

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

The Power Solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. The Company serves both automotive original equipment manufacturers (OEMs) and the general vehicle battery aftermarket. The Company also supplies advanced battery technologies to power certain Start-Stop vehicles, hybrid and electric vehicles.

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

Refer to Note 19, “Segment Information,” of the notes to consolidated financial statements for financial information about business segments.

For the purpose of the following discussion of the Company’s businesses, the five Building Efficiency reportable segments and the three Automotive Experience reportable segments are presented together due to their similar customers and the similar nature of their products, production processes and distribution channels.

Products/Systems and Services

Building Efficiency

Building Efficiency is a global leader in delivering integrated control systems, mechanical equipment, services and solutions designed to improve the comfort, safety and energy efficiency of non-residential buildings and residential properties with operations in 59 countries. Revenues come from facilities management, technical services, and the replacement and upgrade of HVAC controls and mechanical equipment in the existing buildings market, where the Company’s large base of current customers leads to repeat business, as well as with installing controls and equipment during the construction of new buildings. Customer relationships often span entire building lifecycles.

Building Efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some building controls and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. Approximately 43% of Building Efficiency’s sales are derived from HVAC products and installed control systems for construction and retrofit markets, including 14% of total sales related to new commercial construction. Approximately 57% of its sales originate from its service offerings. In fiscal 2013, Building Efficiency accounted for 34% of the Company’s consolidated net sales.

The Company’s systems include York® chillers, industrial refrigeration products, air handlers and other HVAC mechanical equipment that provide heating and cooling in non-residential buildings. The Metasys® control system monitors and integrates HVAC equipment with other critical building systems to maximize comfort while reducing energy and operating costs. As the largest global supplier of HVAC technical services, Building Efficiency staffs, optimizes and repairs building systems made by the Company and its competitors. The Company offers a wide range of solutions such as performance contracting under which guaranteed energy savings are used by the customer to fund project costs over a number of years. In addition, the Global Workplace Solutions segment provides full-time on-site operations staff and real estate and energy consulting services to help customers, especially multi-national companies, reduce costs and improve the performance of their facility portfolios. The Company’s on-site staff typically performs tasks related to the comfort and reliability of the facility, and manages subcontractors for functions such as food service, cleaning, maintenance and landscaping. The Company also produces air conditioning and heating equipment for the residential market.

Automotive Experience

Automotive Experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for original equipment manufacturers (OEMs) and operates approximately 220 wholly- and majority-owned manufacturing or assembly plants, with operations in 35 countries worldwide. Additionally, the business has partially-owned affiliates in Asia, Europe, North America and South America.

Automotive Experience products and systems include complete seating systems and components; cockpit systems, including instrument panels and clusters, information displays and body controllers; overhead systems, including headliners and electronic convenience features; floor consoles; and door systems. In fiscal 2013, Automotive Experience accounted for 51% of the Company’s consolidated net sales.

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

Power Solutions

Power Solutions services both automotive OEMs and the battery aftermarket by providing energy storage technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing and distributing approximately 135 million lead-acid batteries annually in approximately 55 wholly- and majority-owned manufacturing or assembly plants, distribution centers and sales offices in 20 countries worldwide. Investments in new product and process technology have expanded product offerings to absorbent glass mat (AGM) and enhanced flooded battery (EFB) technologies that power Start-Stop vehicles, as well as lithium-ion battery technology for certain hybrid and electric vehicles. The business has also invested to develop sustainable lead and poly recycling operations in the North American and European markets. Approximately 75% of unit sales worldwide in fiscal 2013 were to the automotive replacement market, with the remaining sales to the OEM market.

Power Solutions accounted for 15% of the Company’s fiscal 2013 consolidated net sales. Batteries and key components are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.

Competition

Building Efficiency

The Building Efficiency business conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction or project management expertise. Competitors for HVAC contracts in the residential and non-residential marketplace include many regional, national and international providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Schneider Electric SA; Carrier Corporation, a subsidiary of United Technologies Corporation; Trane Incorporated, a subsidiary of Ingersoll-Rand Company Limited; Daikin Industries, Ltd.; Lennox International, Inc.; Goodman Global, Inc.; GC Midea Holding Co, Ltd. and Gree Electric Appliances, Inc. In addition to HVAC equipment, Building Efficiency competes in a highly fragmented HVAC services market, which is dominated by local providers. The facilities management market, including Global Workplace Solutions, is also fragmented at the local level with many regional companies servicing specific geographies. The largest competition comes from ISS A/S; Sodexo SA and Jones Lang LaSalle, Inc. Sales of services are largely dependent upon numerous individual contracts with commercial businesses worldwide. The loss of any individual contract would not have a material adverse effect on the Company.

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

Power Solutions

Power Solutions is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Robert Bosch GmbH, DAISA S.A., Costco, NAPA, O’Reilly/CSK, Interstate Battery System of America, Sears, Roebuck & Co. and Wal-Mart stores. Automotive batteries are sold throughout the world under private labels and under the Company’s brand names (Optima®, Varta®, LTH® and Heliar®) to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The Power Solutions business competes with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The Power Solutions business primarily competes in the battery market with Exide Technologies, GS Yuasa Corporation, Camel Group Company Limited, East Penn Manufacturing Company and Banner Batteries GB Limited. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty.

Backlog

The Company’s backlog relating to the Building Efficiency business is applicable to its sales of systems and services. At September 30, 2013, the backlog was $4.8 billion, the majority of which relates to fiscal 2014. The backlog as of September 30, 2012 was $5.2 billion. The decrease in backlog was primarily due to the divestiture impacts in Europe and decline in the North

America Service, Other and Asia segments, partially offset by an increase in the North America Systems segment. The backlog does not include amounts associated with contracts in the Global Workplace Solutions business because such contracts are typically multi-year service awards, nor does it include unitary products within the Other segment. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

Raw Materials

Raw materials used by the businesses in connection with their operations, including lead, steel, tin, aluminum, urethane chemicals, copper, sulfuric acid and polypropylene, were readily available during the year, and the Company expects such availability to continue. In fiscal 2014, commodity prices could fluctuate throughout the year and could significantly affect the results of operations.

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

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2013 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.

Employees

As of September 30, 2013, the Company employed approximately 170,000 employees, of whom approximately 107,000 were hourly and 63,000 were salaried.

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

Financial Information About Geographic Areas

Refer to Note 19, “Segment Information,” of the notes to consolidated financial statements for financial information about geographic areas.

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

In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Our primary exposures are to the euro, British pound, Japanese yen, Czech koruna, Mexican peso, Romanian lei, Hungarian forint, Polish zloty, Canadian dollar and Chinese renminbi. While we employ financial instruments to hedge some of our transactional foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and could adversely impact our financial results and comparability of results from period to period.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to our restructuring actions; corruption; natural and man-made disasters, hazards and losses; violence, civil and labor unrest, and possible terrorist attacks.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in fiscal

2013, with initial disclosure requirements beginning in May 2014. There are costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Significant changes in actual investment return on defined benefit plan assets, discount rates, and other factors could adversely affect our results of operations and the amounts of contributions we must make to our defined benefit plans in future periods. As we mark-to-market our defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic benefit cost, refer to “Critical Accounting Estimates and Policies” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be unable to realize the expected benefits of our restructuring actions, which could adversely affect our profitability and operations.

In order to align our resources with our growth strategies, operate more efficiently and control costs, we periodically announce restructuring plans, which include workforce reductions, global plant closures and consolidations, long-lived asset impairments and other cost reduction initiatives. We may undertake additional restructuring actions and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned, and our operations and business may be disrupted.

Negative or unexpected tax consequences could adversely affect our results of operations.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax reserves on our statement of financial position, and the future sale of certain businesses could potentially result in the repatriation of accumulated foreign earnings that could materially and adversely affect our results of operations. Additionally, changes in tax laws in the U.S. or in other countries where we have significant operations could materially affect deferred tax assets and liabilities on our consolidated statement of financial position and provision for income taxes.

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

An investigation by the European Commission (EC) related to European lead recyclers’ procurement practices is currently underway, with the Company one of several named companies subject to review. The Company cannot predict the ultimate financial impact, as the investigation is at a preliminary stage. We will continue to cooperate with the EC in their investigation and monitor related commercial and financial implications, if any. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations may continue for several years and can result in substantial fines depending on the gravity and duration of the violations.

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

We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our business success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes as a result of our leadership transition could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.

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

HVAC equipment sales in the residential and commercial new construction markets correlate to the number of new homes and buildings that are built. The strength of the residential and commercial markets depends in part on the availability of consumer and commercial financing for our customers, along with inventory and pricing of existing homes and buildings. If economic and credit market conditions decline, it may result in a decline in the residential housing construction market and construction of new commercial buildings. Such conditions could have an adverse effect on our results of operations and result in potential liabilities or additional costs, including impairment charges.

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

Our financial performance depends, in part, on conditions in the automotive industry. In fiscal 2013, our largest customers globally were automobile manufacturers Ford Motor Company (Ford), Daimler AG and General Motors Corporation (GM). If automakers experience a decline in the number of new vehicle sales, we may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress.

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

Any of the following could materially and adversely impact the results of operations of our Automotive Experience business: the loss of, or changes in, automobile supply contracts, sourcing strategies or customer claims with our major customers or suppliers; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of our manufacturing facilities, which are generally located near, and devoted to, a particular customer’s facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that we have supplied; delays or difficulties in new product development and integration; quantity and complexity of new program launches, which are subject to our customers’ timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior technologies; changing nature of our joint ventures and relationships with our strategic business partners; global overcapacity and vehicle platform proliferation; divestiture of the businesses held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets; and potential complications and complexities encountered during the intended divestiture of our Electronics business.

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

Our financial performance in the Power Solutions business depends, in part, on conditions in the automotive industry. Sales to OEMs accounted for approximately 25% of the total sales of the Power Solutions business in fiscal 2013. Declines in the North American, European and Asian automotive production levels could reduce our sales and adversely affect our results of operations. In addition, if any OEMs reach a point where they cannot fund their operations, we may incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans.

A variety of other factors could adversely affect the results of operations of our Power Solutions business.

Any of the following could materially and adversely impact the results of operations of our Power Solutions business: loss of, or changes in, automobile battery supply contracts with our large original equipment and aftermarket customers; the increasing quality and useful life of batteries or use of alternative battery technologies, both of which may adversely impact the lead-acid battery market; delays or cancellations of new vehicle programs; market and financial consequences of any recalls that may be required on our products; delays or difficulties in new product development, including lithium-ion technology; impact of potential increases in lithium-ion battery volumes on established lead-acid battery volumes as lithium-ion battery technology grows and costs become more competitive; financial instability or market declines of our customers or suppliers; slower than projected market development in emerging markets; interruption of supply of certain single-source components; changing nature of our joint ventures and relationships with our strategic business partners; unseasonable weather conditions in various parts of the world; increasing global environmental and safety regulations related to the manufacturing and recycling of lead-acid batteries, and transportation of battery materials; our ability to secure sufficient tolling capacity to recycle batteries; price and availability of battery cores used in recycling; and the lack of the development of a market for hybrid and electric vehicles.

ITEM 1B    UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC.

ITEM 2        PROPERTIES

At September 30, 2013, the Company conducted its operations in 66 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 87 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space. The Company considers its facilities to be suitable and adequate for their current uses. The majority of the facilities are operating at normal levels based on capacity.

Building Efficiency

Arizona	Phoenix (1),(4)	Austria	Vienna (4)
California	Fremont (1),(4)	Belgium	Diegem (1),(4)
	Roseville (1),(4)	Brazil	Curitiba (4)
	Simi Valley (1),(4)	Canada	Ajax (1),(3)
Delaware	Newark (1),(4)		Markham (2),(4)
Florida	Largo (1),(3)		Oakville (1),(4)
	Medley (1),(4)	China	Guangzhou (1),(4)
Georgia	Atlanta (1),(4)		Qingyuan (2),(3)
Illinois	Arlington Heights (4)		Wuxi (2),(3)
	Elmhurst (1),(4)	Denmark	Hojbjerg (3)
	Wheeling (1),(4)		Hornslet (1),(3)
Kansas	Lenexa (1),(4)		Viby (2),(3)
	Wichita (2),(3)	France	Carquefou Cedex (2),(3)
Kentucky	Louisville (1),(4)		Colombes (1),(3)
Maryland	Baltimore (1),(4)	Germany	Essen (1),(3)
	Capitol Heights (1),(4)		Flensburg (1)
	Rossville (1)		Hamburg (1),(3)
	Sparks (1),(4)		Kempen (1)
Massachusetts	Lynnfield (4)		Mannheim (1),(3)
Michigan	Sterling Heights (1),(4)	Hong Kong	Hong Kong (1),(4)
Minnesota	Plymouth (1),(4)	India	Pune (1)
Mississippi	Hattiesburg (1)	Italy	Milan (1),(3)
Missouri	Albany	Japan	Tokyo (1),(4)
	St. Louis (1),(4)	Mexico	Apodaca (1)
New Jersey	Hainesport (1),(4)		Durango (1)
North Carolina	Charlotte (1),(4)		Juarez (3)
Oklahoma	Norman (3)		Reynosa (3)
Oregon	Portland (1),(4)	Netherlands	Dordrecht (3)
Pennsylvania	Audubon (1),(4)		Gorinchem (1),(3)
	Waynesboro (3)	Russia	Moscow (1),(3)
	York (1)	South Africa	Isando (1),(4)
Texas	Houston (1),(4)	Spain	Sabadell (1),(3)
	Irving (4)	Thailand	Samutsakorn (1),(4)
	San Antonio	Turkey	Manisa (1)
Washington	Fife (1),(4)	United Arab Emirates	Dubai (1),(3)
Wisconsin	Milwaukee (2),(4)
Waukesha (1),(4)

Automotive Experience

Alabama	Bessemer (1)	Argentina	Buenos Aires (1)
	Clanton		Cordoba (1)
	Cottondale		Rosario
	Eastaboga	Australia	Adelaide (1)
	McCalla (1)	Austria	Graz (1)
Georgia	West Point (1)		Mandling
Illinois	Sycamore	Belgium	Assenede (1)
Indiana	Kendallville	Brazil	Gravatai
Kentucky	Cadiz		Pouso Alegre
	Georgetown (2)		Quatro Barras (2)
	Louisville (1)		Sao Bernardo do Campo
	Shelbyville (1)		Santo Andre
	Winchester (1)		Sao Jose dos Campos
Louisiana	Shreveport		Sao Jose dos Pinhais (1)
Michigan	Auburn Hills (1)	Bulgaria	Sofia (1),(4)
	Battle Creek	Canada	Milton
	Cascade (1)		Mississauga (1)
	Detroit		Tillsonburg
	Highland Park (1)		Whitby (2)
	Holland (2),(3)	China	Beijing (3)
	Lansing (2)		Changchun (1)
	Monroe (1)		Shanghai (1),(3)
	Port Huron (1)		Wuhu (1)
	Plymouth (2),(3)	Czech Republic	Bezdecin (1)
	Romulus (1)		Ceska Lipa (4)
	Taylor (1)		Mlada Boleslav (1)
	Warren (1)		Roudnice
Missouri	Eldon (2)		Rychnov (1)
	Riverside (1)		Strakonice (4)
Ohio	Bryan		Straz pod Ralskem
	Greenfield		Zatec
	Northwood	France	Cergy (1),(4)
	Wauseon		Conflans-sur-Lanterne
Tennessee	Murfreesboro (2)		Creutzwald
	Pulaski (1)		Fesches-le-Chatel (1)
Texas	El Paso (1)		La Ferte Bernard
	San Antonio (1)		Rosny
Strasbourg

Automotive Experience (continued)

Germany	Boblingen (1)	Poland	Bierun
	Bochum (2)		Siemianowice
	Burscheid (2),(4)		Skarbimierz (1)
	Dautphe (2)		Swiebodzin
	Espelkamp		Zory
	Grefrath	Portugal	Palmela
	Hannover (1)	Romania	Bradu
	Hilchenbach (2)		Craiova (1)
	Holzgerlingen (1)		Jimbolia (1)
	Karlsruhe (1),(4)		Mioveni (1)
	Luneburg		Pitesti (1)
	Markgroningen (1)		Ploesti
	Neustadt		Timisoara (1)
	Rastatt (1)	Russia	St. Petersburg (1)
	Remchingen		Togliatti (1)
	Rockenhausen	Slovak Republic	Kostany nad Turcom (2)
	Saarlouis (1)		Lozorno (1)
	Solingen		Lucenec (2)
	Uberherrn		Namestovo (1)
	Waghausel (3)		Trencin (1)
	Zwickau		Zilina (2)
India	Pune (1),(3)	Slovenia	Novo Mesto (1)
Italy	Grugliasco (1)		Slovenj Gradec (3)
	Melfi	South Africa	Chloorkop (1)
	Ogliastro Cilento		East London (1)
	Rocca D'Evandro		Korsten
Japan	Hamamatsu		Pretoria
	Higashiomi		Swartkops (1)
	Yokohama (1),(4)		Uitenhage (1)
	Yokosuka (2)	Spain	Abrera
Korea	Ansan (1),(4)		Alagon
	Asan		Almussafes (2)
Macedonia	Skopje		Calatorao (1)
Malaysia	Melaka (1)		Pedrola
	Pekan (1)		Redondela (1)
	Selangor Darul Ehsan		Valladolid
Mexico	Coahuila (1)	Sweden	Goteburg (1)
	Juarez (2)	Thailand	Rayong
	Lerma (1)		Chonburi (1)
	Matamaros (1)	Tunesia	Bi'r al Bay (1)
	Monclova	Turkey	Bursa (2)
	Puebla (2)		Kocaeli
	Ramos Arizpe	United Kingdom	Birmingham
	Reynosa (1)		Burton-Upon-Trent
	Saltillo (2)		Ellesmere (1)
	Tlaxcala		Garston (1)
	Toluca (1)		Liverpool (1)
Sunderland
Telford (1)
Wednesbury

Power Solutions

Arizona	Yuma (3)	Austria	Graz (1),(3)
Delaware	Middletown (3)		Vienna (1),(3)
Florida	Tampa (3)	Brazil	Sorocaba (3)
Illinois	Geneva (3)	China	Changxing (3)
Indiana	Ft. Wayne (3)		Chongqing (3)
Iowa	Red Oak (3)		Shanghai (2)
Kentucky	Florence (1),(3)	Czech Republic	Ceska Lipa (2),(3)
Michigan	Holland (3)	France	Rouen
Missouri	St. Joseph (2),(3)		Sarreguemines (3)
North Carolina	Kernersville (3)	Germany	Hannover (3)
Ohio	Toledo (3)		Krautscheid (3)
Oregon	Canby (2),(3)		Zwickau (2),(3)
	Portland (2),(3)	Korea	Gumi (2),(3)
South Carolina	Florence (3)	Mexico	Celaya
	Oconee (3)		Cienega de Flores (1)
Texas	San Antonio (3)		Escobedo
Wisconsin	Milwaukee (4)		Flores
Garcia
San Pedro (1),(4)
Tlalnepantla (1),(4)
Torreon
		Spain	Burgos
Guadamar del Segura
Guadalajara (1)
Ibi (3)
		Sweden	Hultsfred

Corporate

Wisconsin	Milwaukee (4)	China	Dalian (1),(4)
		Mexico	Monterrey (1),(4)
		Singapore	Singapore (1),(4)
		Slovak Republic	Bratislava (1),(4)

(1)Leased facility
(2)Includes both leased and owned facilities
(3)Includes both administrative and manufacturing facilities
(4)Administrative facility only

In addition to the above listing, which identifies large properties (greater than 25,000 square feet), there are approximately 560 Building Efficiency branch offices and other administrative offices located in major cities throughout the world. These offices are primarily leased facilities and vary in size in proportion to the volume of business in the particular locality.

ITEM 3        LEGAL PROCEEDINGS

As noted in Item 1, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 35 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $25 million at September 30, 2013 and 2012. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2013 and 2012, the Company recorded conditional asset retirement obligations of $56 million and $76 million, respectively.

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

ITEM 4        MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 20, 2013 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on January 29, 2014.

    Beda Bolzenius, 57, was elected a Corporate Vice President in November 2005 and has served as President - Automotive Seating since October 2012. He previously served as President of the Automotive Experience business from November 2006 to October 2012 and as Executive Vice President and General Manager Europe, Africa and South America for Automotive Experience from November 2004 to November 2006. Dr. Bolzenius joined the Company in November 2004 from Robert Bosch GmbH, a global manufacturer of automotive and industrial technology, consumer goods and building technology, where he most recently served as the president of Bosch’s Body Electronics division.

     Colin Boyd, 54, was elected Vice President, Information Technology and Chief Information Officer in October 2008. Mr. Boyd previously served as Chief Information Officer and Corporate Vice President of Sony Ericsson from 2002 to 2008.

     Susan F. Davis, 60, was elected Executive Vice President of Human Resources in September 2006. She previously served as Vice President of Human Resources from May 1994 to September 2006 and as Vice President of Organizational Development for the Automotive Experience business from August 1993 to April 1994. Ms. Davis joined the Company in 1983. Ms. Davis is a Director of Quanex Building Products Corporation, where she is the Chairwoman of the Compensation and Management Development Committee and serves on the Nominating and Corporate Governance Committee.

Charles A. Harvey, 61, was elected Corporate Vice President of Diversity and Public Affairs in November 2005. He previously served as Vice President of Human Resources for the Automotive Experience business and in other human resources leadership positions. Mr. Harvey joined the Company in 1991.

     William C. Jackson, 53, was named Executive Vice President, Corporate Development, in September 2013 and has served as President - Automotive Electronics & Interiors since March 2012. Mr. Jackson also served as Executive Vice President - Operations and Innovation, from May 2011 to September 2013. Prior to joining Johnson Controls, Mr. Jackson was Vice President and President of Automotive at Sears Holdings Corporation from 2009 to 2010. Prior to that, he served as Senior

Vice President and board member of Booz, Allen & Hamilton and Booz & Company, a strategy and consulting firm, where he led the firm’s Global Automotive, Transportation and Industrials Practice.

     Brian Kesseler, 47, was elected a Corporate Vice President and President of the Power Solutions business in January 2013. He previously served as the Chief Operating Officer of the Power Solutions business from May 2012 to January 2013. He served as Vice President and General Manager, Europe Systems & Service, North America Service & Unitary Products Group for the Building Efficiency business from 2009 to April 2012, as Vice President and General Manager, Americas for the Power Solutions business from 2006 to 2009 and as Vice President and General Manager, North America for the Automotive business from 2003 to 2006. Mr. Kesseler joined the Company in 1994.

     R. Bruce McDonald, 53, was elected Executive Vice President in September 2006 and Chief Financial Officer in May 2005. He previously served as Corporate Vice President from January 2002 to September 2006, Assistant Chief Financial Officer from October 2004 to May 2005 and Corporate Controller from November 2001 to October 2004. Mr. McDonald joined the Company in 2001.

     Kim Metcalf-Kupres, 52, was elected a Corporate Vice President and Chief Marketing Officer in May 2013. She served as Vice President, Strategy, Marketing and Sales in the Power Solutions business from 2007 to May 2013. Previously, she served as Vice President, Sales and Marketing for Building Efficiency Systems in North America and has held positions of increasing responsibility since joining the Company in 1994.

     Alex A. Molinaroli, 54, was elected Chief Executive Officer and President effective October 2013. He was also elected to the Board of Directors in October 2013. He previously served as Vice Chairman from January 2013 to October 2013, as a Corporate Vice President from May 2004 to January 2013 and as President of the Company’s Power Solutions business from January 2007 to January 2013. Mr. Molinaroli served as Vice President and General Manager for North America Systems & the Middle East for the Company’s Building Efficiency business and has held increasing levels of responsibility for controls systems and services sales and operations. Mr. Molinaroli joined the Company in 1983.

     John Murphy, 50, was elected a Corporate Vice President and President of the Global Workplace Solutions business in July 2013. He previously served as the Vice President and General Manager of North America-Systems, Latin America, Middle East and Global Security for the Building Efficiency business from October 2009 to July 2013. He has held several global management roles within the Building Efficiency business since joining the Company in 1999.

     C. David Myers, 50, was elected a Corporate Vice President and President of the Building Efficiency business in December 2005, when he joined the Company in connection with the acquisition of York International Corporation (York). At York, Mr. Myers served as Chief Executive Officer from February 2004 to December 2005, President from June 2003 to December 2005, Executive Vice President and Chief Financial Officer from January 2003 to June 2003 and Vice President and Chief Financial Officer from February 2000 to January 2003.

     Jerome D. Okarma, 61, was elected Vice President, Secretary and General Counsel in November 2004 and was named a Corporate Vice President in September 2003. He previously served as Assistant Secretary from 1990 to November 2004 and as Deputy General Counsel from June 2000 to November 2004. Mr. Okarma joined the Company in 1989.

     Stephen A. Roell, 63, was elected Chairman effective in January 2008 and was first elected to the Board of Directors in October 2004. He served as Chief Executive Officer from October 2007 through September 2013 and as President from May 2009 through September 2013. Mr. Roell previously served as Executive Vice President from October 2004 through September 2007, Chief Financial Officer between 1991 and May 2005, Senior Vice President from September 1998 to October 2004 and Vice President from 1991 to September 1998. Mr. Roell joined the Company in 1982. Mr. Roell has announced his intention to retire December 31, 2013.

     Brian J. Stief, 57, was elected Vice President and Corporate Controller in July 2010 and serves as the Company’s Principal Accounting Officer. Prior to joining the Company, Mr. Stief was a partner with PricewaterhouseCoopers LLP, which he joined in 1979 and in which he became partner in 1989. He served several of the firm’s largest clients and also held various office managing partner roles.

     Frank A. Voltolina, 53, was elected a Corporate Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to joining the Company, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are duly-elected and qualified.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “JCI.”

Title of Class	Number of Record Holders as of September 30, 2013
Common Stock, $1.00 par value	38,067

	Common Stock Price Range		Dividends
	2013	2012	2013	2012
First Quarter	$ 24.75 - 30.74	$ 24.29 - 33.90	$0.19	$0.18
Second Quarter	30.30 - 35.17	30.81 - 35.95	0.19	0.18
Third Quarter	31.95 - 38.33	26.15 - 33.26	0.19	0.18
Fourth Quarter	35.43 - 43.49	23.37 - 29.59	0.19	0.18
Year	$ 24.75 - 43.49	$ 23.37 - 35.95	$0.76	$0.72

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. In September 2013, the Company’s Board of Directors authorized up to an additional $500 million in stock repurchases of the Company’s outstanding common stock, and in November 2013, the Company's Board of Directors authorized an additional $3.0 billion under the stock repurchase program, both incremental to prior authorizations. Stock repurchases under the stock repurchase program may be made through open market, privately negotiated, or structured transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of November 21, 2013, the Company has spent approximately $400 million on repurchases under the stock repurchase program in fiscal 2014. In addition, in November 2013 the Company announced an $800 million accelerated stock repurchase agreement with Goldman Sachs that will be funded in November 2013.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended September 30, 2013.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/13 - 7/31/13
Purchases by Company (1)	1,827,045	$41.05	1,827,045	$200,006,026
8/1/13 - 8/31/13
Purchases by Company (1)	1,216,976	$41.09	1,216,976	$150,006,536
9/1/13 - 9/30/13
Purchases by Company (1)	—	—	—	$650,006,536
7/1/13 - 7/31/13
Purchases by Citibank	—	—	—	NA
8/1/13 - 8/31/13
Purchases by Citibank	—	—	—	NA
9/1/13 - 9/30/13
Purchases by Citibank	—	—	—	NA

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

The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index and companies in our Diversified Industrials Peer Group.* This graph assumes the investment of $100 on September 30, 2008 and the reinvestment of all dividends since that date.

| COMPANY/INDEX | Sep08 | Sep09 | Sep10 | Sep11 | Sep12 | Sep13 |
|---|---|---|---|---|---|---|
| Johnson Controls, Inc. | 100 | 87.03 | 105.81 | 93.11 | 99.10 | 153.51 |
| Diversified Industrials Peer Group | 100 | 102.06 | 125.17 | 116.66 | 153.08 | 210.32 |
| S&P 500 Comp-Ltd. | 100 | 93.09 | 102.55 | 103.73 | 135.06 | 161.17 |

Total Return to Shareholders
Dollars
250
200
150
100
50
0
Sep08
Sep09
Sep10
Sep11
Sep12
Sep13
Johnson Controls, Inc.
Diversified Industrials Peer Group
S&P 500 Comp-Ltd.

* The JCI Diversified Industrials Peer Group includes: Danaher Corporation, Dover Corporation, Eaton Corporation, Emerson Electric Corporation, Honeywell International Inc., Ingersol Rand Plc., Illinois Tool Works Inc., 3M Company, Textron Inc., and United Technologies Corporation.

The Company’s transfer agent’s contact information is as follows:

Wells Fargo Bank, N.A.
Shareowner Services Department
P.O. Box 64874
St. Paul, MN 55164-0874
(877) 602-7397

ITEM 6        SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, financial position data and common share information for the fiscal years ended September 30, 2009 through September 30, 2013 (in millions, except per share data, percentages, and number of employees and shareholders). Certain amounts have been revised to reflect the retrospective application of the Company’s change in inventory costing method for certain inventory in its Power Solutions business to the first-in first-out (FIFO) method from the last-in first-out (LIFO). Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

	Year ended September 30,
	2013	2012	2011	2010	2009
OPERATING RESULTS
Net sales	$42,730	$41,955	$40,833	$34,305	$28,497
Segment income (1)	3,293	2,497	2,348	2,025	277
Net income (loss) attributable to Johnson Controls, Inc. (6)	1,178	1,184	1,415	1,354	(661)
Earnings (loss) per share (6)
Basic	$1.72	$1.74	$2.09	$2.01	$(1.11)
Diluted	1.71	1.72	2.06	1.99	(1.11)
Return on average shareholders’ equity attributable to Johnson Controls, Inc. (2) (6)	10%	10%	13%	14%	(7)%
Capital expenditures	$1,377	$1,831	$1,325	$777	$647
Depreciation and amortization	952	824	731	691	745
Number of employees	170,000	170,000	162,000	137,000	130,000

FINANCIAL POSITION
Working capital (3)	$1,062	$2,370	$1,701	$1,031	$1,212
Total assets	31,518	30,954	29,788	25,855	24,153
Long-term debt	4,560	5,321	4,533	2,652	3,168
Total debt	5,498	6,068	5,146	3,389	3,966
Shareholders' equity attributable to Johnson Controls, Inc.	12,314	11,625	11,154	10,183	9,165
Total debt to capitalization (4)	31%	34%	32%	25%	30%
Net book value per share (5)	$17.99	$17.04	$16.40	$15.11	$13.66

COMMON SHARE INFORMATION
Dividends per share	$0.76	$0.72	$0.64	$0.52	$0.52
Market prices
High	$43.49	$35.95	$42.92	$35.77	$30.01
Low	24.75	23.37	25.91	23.62	8.35
Weighted average shares (in millions)
Basic	683.7	681.5	677.7	672.0	595.3
Diluted	689.2	688.6	689.9	682.5	595.3
Number of shareholders	38,067	40,019	43,340	44,627	46,460

(1)
Segment income is calculated as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, debt conversion costs, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

(2)
Return on average shareholders’ equity attributable to Johnson Controls, Inc. (ROE) represents net income attributable to Johnson Controls, Inc. divided by average shareholders’ equity attributable to Johnson Controls, Inc.

(3)	Working capital is defined as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and assets and liabilities held for sale.

(4)	Total debt to total capitalization represents total debt divided by the sum of total debt and shareholders’ equity attributable to Johnson Controls, Inc.

(5)	Net book value per share represents shareholders’ equity attributable to Johnson Controls, Inc. divided by the number of common shares outstanding at the end of the period.

(6)
Net income attributable to Johnson Controls, Inc. includes $985 million, $297 million and $230 million of significant restructuring and impairment costs in fiscal year 2013, 2012, and 2009, respectively. It also includes $(405) million, $447 million, $384 million, $269 million and $532 million of net mark-to-market charges (gains) on pension and postretirement plans in fiscal year 2013, 2012, 2011, 2010 and 2009, respectively. The preceding amounts are stated on a pre-tax basis.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2013. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

Certain amounts have been revised to reflect the retrospective application of the Company’s change in inventory costing method for certain inventory in its Power Solutions business to the first-in first-out (FIFO) method from the last-in first-out (LIFO). Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

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

Outlook

On October 29, 2013, the Company gave a preliminary outlook of its market and financial expectations for fiscal 2014, saying it believes improving end markets will enable the Company to modestly grow revenues in the upcoming year. Additionally, the Company said it expects first quarter fiscal 2014 earnings per diluted share to increase by approximately 30% (35% adjusting for the impact of the HomeLink® product line divestiture). The Company will provide further detailed guidance at an analyst meeting on December 18, 2013, which will be accessible to the public in a manner that the Company will disclose in advance.

An announcement regarding the potential sale of the remaining Automotive Experience Electronics business is expected to be made by the end of the calendar year. Additionally, on October 29, 2013, the Company announced its intention to explore strategic options to enhance the position and financial capacity of its Automotive Experience Interiors business as a part of the Company's previously stated intention to build its multi-industry business portfolio.

FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012

Net Sales

	Year Ended September 30,
(in millions)	2013	2012	Change
Net sales	$42,730	$41,955	2%

The increase in consolidated net sales was due to higher sales in the Automotive Experience business ($596 million) and Power Solutions business ($459 million), partially offset by the unfavorable impact of foreign currency translation ($245 million) and lower sales in the Building Efficiency business ($35 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 2% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes in North America and Europe, higher global battery shipments and improved pricing in the Power Solutions business, and improved market conditions in the North America residential market were partially offset by softness in global building demand. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2013	2012	Change
Cost of sales	$35,952	$35,807	0%
Gross profit	6,778	6,148	10%
% of sales	15.9%	14.7%

The increase in total cost of sales year over year corresponds to the sales growth noted above, with gross profit as a percentage of sales increasing by 120 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes and lower purchasing costs, partially offset by higher operating costs, and net unfavorable commercial settlements and pricing. The Power Solutions business experienced favorable pricing and product mix, higher volumes and increased benefits of vertical integration including the incremental contribution of the Company's battery recycling facility. Gross profit in the Building Efficiency business experienced favorable margin rates, and benefited year over year from improved labor utilization and pricing initiatives. Foreign currency translation had a favorable impact on cost of sales of approximately $212 million. Net mark-to-market adjustments on pension and postretirement plans had a net favorable year over year impact on cost of sales of $217 million ($184 million gain in fiscal 2013 compared to a $33 million charge in fiscal 2012) primarily due to an increase in year over year discount rates and favorable asset return experience, partially offset by assumption changes for certain non-U.S. plans. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2013	2012	Change
Selling, general and administrative expenses	$3,965	$4,478	-11%
% of sales	9.3%	10.7%

Selling, general and administrative expenses (SG&A) decreased by $513 million year over year, and SG&A as a percentage of sales decreased by 140 basis points. The favorable impact of net mark-to-market adjustments on pension and postretirement plans in SG&A increased year over year by $635 million ($221 million gain in fiscal 2013 compared to a $414 million charge in fiscal 2012) primarily due to an increase in year over year discount rates and favorable asset return experience, partially offset by assumption changes for certain non-U.S. plans. In addition, a pension settlement gain recorded in the fourth quarter of fiscal 2013 related to a lump-sum buyout of deferred vested participants in the U.S. pension plan had a favorable impact on SG&A of $69 million. Power Solutions business SG&A decreased primarily due to favorable legal settlements and a prior year impairment of an equity investment, partially offset by higher employee related expenses. Automotive Experience business SG&A increased primarily due to higher engineering and employee related expenses. Building Efficiency business SG&A increased primarily due to higher employee related expenses, partially offset by cost reduction programs and a current year pension curtailment gain resulting from a lost Global Workplace Solutions contract. Foreign currency translation had a favorable impact on SG&A of $17 million. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Gain on Business Divestitures - Net

	Year Ended September 30,
(in millions)	2013	2012	Change
Gain on business divestitures - net	$483	$40	*
* Measure not meaningful

The increase in the gains on business divestitures net of transaction costs was due to a current year gain on divestiture of the HomeLink® product line in the Automotive Experience Electronics segment ($476 million) and a current year gain on divestiture in the Automotive Experience Seating segment ($29 million), partially offset by prior year gains on business divestitures in the Building Efficiency business ($40 million) and a current year loss on divestiture in the Building Efficiency Other segment ($22 million).

Refer to Note 2, “Acquisitions and Divestitures,” of the notes to consolidated financial statements for further disclosure related to the Company’s business divestitures.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2013	2012	Change
Restructuring and impairment costs	$985	$297	*
* Measure not meaningful

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2012 and recorded $297 million of significant restructuring and impairment costs, of which $52 million was recorded in the third quarter and $245 million in the fourth quarter of fiscal 2012. As a continuation of its restructuring plan announced in fiscal 2012, the Company recorded $985 million of significant restructuring and impairment costs in fiscal 2013, of which $84 million was recorded in the second quarter, $143 million in the third quarter and $758 million in the fourth quarter of fiscal 2013. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

Refer to Note 16, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for further disclosure related to the Company’s restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2013	2012	Change
Net financing charges	$248	$233	6%

The increase in net financing charges was primarily due to higher interest expense as a result of higher debt levels during fiscal 2013 as compared to the prior year.

Equity Income

	Year Ended September 30,
(in millions)	2013	2012	Change
Equity income	$402	$340	18%

The increase in equity income was primarily due to gains on acquisitions of partially-owned affiliates in the Automotive Experience business ($106 million), partially offset by a prior year redemption of a warrant for an existing partially-owned affiliate in the Power Solutions business ($25 million), a prior year equity interest gain in the Automotive Experience business ($15 million) and a prior year equity interest gain on acquisition of a partially-owned affiliate in the Power Solutions business ($9 million). Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Provision for Income Taxes

	Year Ended September 30,
(in millions)	2013	2012	Change
Provision for income taxes	$1,168	$209	*
* Measure not meaningful

The effective rate is above the U.S. statutory rate for fiscal 2013 primarily due to the tax consequences of the sale of the HomeLink® product line, significant restructuring and impairment costs, the change in our assertion over reinvestment of foreign undistributed earnings primarily related to the Electronics business, and valuation allowance and uncertain tax position adjustments, partially offset by favorable tax audit resolutions, the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate. The effective rate is below the U.S. statutory rate for fiscal 2012 primarily due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate. Refer to Note 18, “Income Taxes,” of the notes to consolidated financial statements for further details.

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

In the fourth quarter of fiscal 2013, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Germany and Poland would not be realized. The Company also determined that it was more likely than not that the deferred tax assets within two French Power Solutions entities would be realized. Therefore, the Company recorded $145 million of net valuation allowances as income tax expense in the three month period ended September 30, 2013.

In the second quarter of fiscal 2013, the Company determined that it was more likely than not that a portion of the deferred tax assets within Brazil and Germany would not be realized. Therefore, the Company recorded $94 million of valuation allowances as income tax expense.

In fiscal 2012, the Company recorded an overall increase to its valuation allowances of $47 million primarily due to a discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2012, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Power Solutions in China would not be realized. Therefore, the Company recorded a $35 million valuation allowance as income tax expense in the three month period ended September 30, 2012.

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

As a result of certain events related to prior tax planning initiatives, during the third quarter of fiscal 2012, the Company reduced the reserve for uncertain tax positions by $22 million, including $13 million of interest and penalties, resulting in a benefit to income tax expense.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2013, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The Company expects that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the net impact of which is not expected to be significant to the Company's consolidated financial statements.

Other Tax Matters

In the fourth quarter of fiscal 2013, the Company disposed of the HomeLink® product line and certain businesses, which resulted in $59 million of incremental tax expense above the statutory rate on the net gain.

In the fourth quarter of fiscal 2013, the Company provided income tax expense on the foreign undistributed earnings of the non-U.S. subsidiaries primarily related to the Electronics business, which resulted in $210 million of incremental tax expense.

During fiscal 2013, the Company incurred significant charges for restructuring and impairment costs. A substantial portion of these charges cannot be benefited for tax purposes due to our current tax position in these jurisdictions and the underlying tax basis in the impaired assets, thus causing a $235 million incremental tax expense.

In the third quarter of fiscal 2013, the Company resolved certain Mexican tax issues, which resulted in a $61 million benefit to income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

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

During the fiscal year ended September 30, 2012, tax legislation was adopted in Japan which reduced its statutory income tax rate by 5%. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward. None of these changes had a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2013	2012	Change
Income attributable to noncontrolling interests	$119	$127	-6%

The decrease in income attributable to noncontrolling interests was primarily due to the effects of an increase in the Company's ownership percentage in an Automotive Experience partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Year Ended September 30,
(in millions)	2013	2012	Change
Net income attributable to Johnson Controls, Inc.	$1,178	$1,184	-1%

The decrease in net income attributable to Johnson Controls, Inc. was primarily due to higher restructuring and impairment costs, higher net financing charges, an increase in the provision for income taxes and the unfavorable impact of foreign currency translation, partially offset by higher gross profit, lower selling, general and administrative expenses, incremental gains on business divestitures net of transaction costs, higher equity income and lower income attributable to noncontrolling interests. Fiscal 2013 diluted earnings per share was $1.71 compared to prior year’s diluted earnings per share of $1.72.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales for the Year Ended September 30,			Segment Income for the Year Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
North America Systems	$2,362	$2,389	-1%	$279	$286	-2%
North America Service	2,130	2,145	-1%	228	164	39%
Global Workplace Solutions	4,265	4,294	-1%	114	52	*
Asia	2,022	1,987	2%	278	267	4%
Other	3,812	3,900	-2%	89	141	-37%
	$14,591	$14,715	-1%	$988	$910	9%
* Measure not meaningful

Net Sales:

•
The decrease in North America Systems was due to lower volumes of equipment and controls systems in the commercial construction and replacement markets ($25 million), and the unfavorable impact of foreign currency translation ($2 million).

•
The decrease in North America Service was due to a reduction in truck-based volumes ($46 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher energy solutions volumes ($32 million).

•
The decrease in Global Workplace Solutions was due to a net decrease in services to new and existing customers ($109 million) and the unfavorable impact of foreign currency translation ($26 million), partially offset by incremental sales from a business acquisition ($106 million).

•
The increase in Asia was due to higher volumes of equipment and controls ($47 million), and higher service volumes ($30 million), partially offset by the unfavorable impact of foreign currency translation ($42 million).

•
The decrease in Other was due to prior year divestitures ($67 million), lower volumes in the Middle East ($64 million) and Europe ($54 million), and the unfavorable impact of foreign currency translation ($18 million), partially offset by higher volumes in unitary products ($66 million), Latin America ($23 million) and other businesses ($26 million).

Segment Income:

•
The decrease in North America Systems was due to higher selling, general and administrative expenses ($33 million) and lower volumes ($8 million), partially offset by favorable margin rates ($28 million) and a pension settlement gain ($6 million).

•
The increase in North America Service was due to favorable mix and margin rates ($59 million), lower selling, general and administrative expenses ($9 million), a pension settlement gain ($6 million) and a prior year loss on business divestitures ($3 million), partially offset by lower volumes ($13 million).

•
The increase in Global Workplace Solutions was due to favorable margin rates ($47 million), a pension curtailment gain resulting from a lost contract net of other contract costs ($24 million), a pension settlement gain ($14 million), incremental operating income from a business acquisition ($3 million), higher equity income ($1 million) and the favorable impact of foreign currency translation ($1 million), partially offset by lower volumes ($14 million), and higher selling, general and administrative expenses ($14 million).

•
The increase in Asia was due to favorable margin rates ($32 million) and higher volumes ($19 million), partially offset by higher selling, general and administrative expenses ($34 million), the unfavorable impact of foreign currency translation ($5 million) and lower equity income ($1 million).

•
The decrease in Other was due to prior year gains on business divestitures net of transaction costs ($43 million), a current year loss on business divestiture including transaction costs ($22 million), higher selling, general and administrative expenses ($21 million), lower operating income due to prior year divestitures ($11 million), contract related charges ($7 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by favorable margin rates ($49 million), higher equity income ($3 million) and a pension settlement gain ($2 million).

Automotive Experience

	Net Sales for the Year Ended September 30,			Segment Income (Loss) for the Year Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Seating	$16,285	$15,854	3%	$723	$694	4%
Interiors	4,176	4,129	1%	(9)	(20)	55%
Electronics	1,320	1,351	-2%	585	129	*
	$21,781	$21,334	2%	$1,299	$803	62%
* Measure not meaningful

Net Sales:

•
The increase in Seating was due to higher volumes to the Company's major OEM customers ($407 million), incremental sales due to business acquisitions ($89 million), favorable sales mix ($75 million), and the prior year negative impact of the flooding in Thailand and related events ($25 million), partially offset by the unfavorable impact of foreign currency translation ($147 million) and lower volumes due to a business divestiture ($18 million).

•	The increase in Interiors was due to higher volumes to the Company's major OEM customers ($38 million) and the favorable impact of foreign currency translation ($9 million).

•
The decrease in Electronics was due to net unfavorable pricing and commercial settlements ($26 million) and the unfavorable impact of foreign currency translation ($11 million), partially offset by higher volumes to the Company's major OEM customers ($6 million).

Segment Income:

•
The increase in Seating was due to gains on acquisitions of partially-owned affiliates ($106 million), higher volumes ($76 million), lower purchasing costs ($54 million), a gain on business divestiture ($29 million), a pension settlement gain ($21 million), the prior year negative impact of the flooding in Thailand and related events ($6 million), and incremental operating income due to a business acquisition ($4 million), partially offset by net unfavorable pricing and commercial settlements ($63 million), higher selling, general and administrative expenses ($59 million), unfavorable mix ($42 million), higher operating costs ($29 million), distressed supplier costs ($21 million), higher engineering and launch costs ($17 million), lower equity income including a prior year equity interest gain ($14 million), litigation charges ($10 million), the unfavorable impact of foreign currency translation ($7 million) and lower operating income due to a business divestiture ($5 million).

•
The increase in Interiors was due to net favorable pricing and commercial settlements ($49 million), lower operating costs ($16 million), higher volumes ($7 million), favorable mix ($6 million), a pension settlement gain ($4 million) and the favorable impact of foreign currency translation ($2 million), partially offset by higher engineering and launch costs ($28 million), higher selling, general and administrative expenses ($25 million), higher purchasing costs ($17 million), distressed supplier costs ($2 million) and lower equity income ($1 million).

•
The increase in Electronics was due to a gain on the divestiture of the HomeLink® product line net of transaction costs ($476 million), lower purchasing costs ($32 million), higher volumes ($2 million) and higher equity income ($1 million), partially offset by net unfavorable pricing and commercial settlements ($23 million), higher engineering costs ($17 million), higher selling, general and administrative expenses ($6 million), higher operating costs ($5 million) and the unfavorable impact of foreign currency translation ($4 million).

Power Solutions

	Year Ended September 30,
(in millions)	2013	2012	Change
Net sales	$6,358	$5,906	8%
Segment income	1,006	784	28%

•
Net sales increased due to favorable pricing and product mix ($223 million), higher sales volumes ($172 million) and the impact of higher lead costs on pricing ($64 million), partially offset by the unfavorable impact of foreign currency translation ($7 million).

•
Segment income increased due to favorable product mix including lead acquisition costs and battery cores ($187 million), higher volumes ($29 million), favorable legal settlements ($20 million), a pension settlement gain ($16 million), a prior year impairment of an equity investment ($14 million), change in asset retirement obligations ($7 million) and higher equity income ($2 million), partially offset by a prior year gain on redemption of a warrant for an existing partially-owned affiliate ($25 million), higher selling, general and administrative expenses ($14 million), a prior year gain on acquisition of a partially-owned affiliate ($9 million), higher net operating and transportation costs ($4 million), and the unfavorable impact of foreign currency translation ($1 million).

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

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2012	2011	Change
Cost of sales	$35,807	$34,774	3%
Gross profit	6,148	6,059	1%
% of sales	14.7%	14.8%

The increase in total cost of sales year over year corresponds to the sales growth noted above, with gross profit percentage decreasing slightly. Gross profit in the Automotive Experience business was favorably impacted by lower purchasing costs offset by higher operating costs associated with performance at metals facilities and net unfavorable commercial settlements and pricing. The Power Solutions business experienced favorable pricing and product mix offset by higher operating, lead, battery core and transportation costs. Gross profit in the Building Efficiency business benefited year over year from improved labor utilization and pricing initiatives, offset by overall unfavorable gross margin rates. Foreign currency translation had a favorable impact on cost of sales of approximately $1.1 billion. Net mark-to-market adjustments on pension and postretirement plans had a net favorable year over year impact on cost of sales of $87 million ($33 million charge in fiscal 2012 compared to $120 million charge in fiscal 2011) primarily due to assumption changes for certain non-U.S. plans partially offset by a decline in year over year discount rates. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2012	2011	Change
Selling, general and administrative expenses	$4,478	$4,393	2%
% of sales	10.7%	10.8%

Selling, general and administrative expenses (SG&A) increased by $85 million year over year, but decreased slightly as a percentage of sales. Automotive Experience business SG&A increased primarily due to the incremental SG&A of acquired businesses, partially offset by non-recurring fiscal 2011 costs related to business acquisitions. Power Solutions business SG&A increased primarily due to higher employee related costs and incremental SG&A of acquired businesses. Building Efficiency business SG&A decreased primarily due to cost reduction initiatives and fiscal 2011 restructuring costs. The unfavorable impact of net mark-to-market adjustments on pension and postretirement plans in SG&A increased year over year by $150 million ($414 million charge in fiscal 2012 compared to $264 million charge in fiscal 2011) primarily due to a significant decline in year over year discount rates. Foreign currency translation had a favorable impact on SG&A of $101 million. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Gain on Business Divestitures - Net

	Year Ended September 30,
(in millions)	2012	2011	Change
Gain on business divestitures - net	$40	$—	*
* Measure not meaningful

The increase in the gains on business divestitures net of transaction costs was due to fiscal 2012 divestitures in the Building Efficiency business. There were no business divestitures in fiscal 2011.

Refer to Note 2, “Acquisitions and Divestitures,” of the notes to consolidated financial statements for further disclosure related to the Company’s business divestitures.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2012	2011	Change
Restructuring and impairment costs	$297	$—	*
* Measure not meaningful

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2012 and recorded $297 million of significant restructuring and impairment costs, of which $52 million was recorded in the third quarter and $245 million in the fourth quarter of fiscal 2012. The restructuring charge related to cost reduction initiatives in the Company's Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions and plant closures. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

Refer to Note 16, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2012	2011	Change
Net financing charges	$233	$174	34%

The increase in net financing charges was primarily due to higher debt levels in fiscal 2012 as compared to fiscal 2011.

Equity Income

	Year Ended September 30,
(in millions)	2012	2011	Change
Equity income	$340	$298	14%

The increase in equity income was primarily due to a gain on redemption of a warrant for an existing partially-owned affiliate and a gain on a fiscal 2012 acquisition of a partially-owned affiliate in the Power Solutions business, partially offset by a gain on a fiscal 2011 acquisition of a partially-owned affiliate net of acquisition costs and related purchase accounting adjustments and a partially-owned equity affiliate's restatement of prior period income in the Power Solutions business. The remaining increase in equity income was primarily due to higher earnings at certain Building Efficiency partially-owned affiliates. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Provision for Income Taxes

	Year Ended September 30,
(in millions)	2012	2011	Change
Provision for income taxes	$209	$258	-19%
* Measure not meaningful

The effective rate is below the U.S. statutory rate primarily due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate. Refer to Note 18, “Income Taxes,” of the notes to consolidated financial statements for further details.

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

In fiscal 2012, the Company recorded an overall increase to its valuation allowances of $47 million primarily due to a discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2012, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Power Solutions in China would not be realized. Therefore, the Company recorded a $35 million valuation allowance as income tax expense in the three month period ended September 30, 2012.

In fiscal 2011, the Company recorded a decrease to its valuation allowances primarily due to a $30 million discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2011, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets primarily within Denmark, Italy, Automotive Experience in Korea and Automotive Experience in the United Kingdom would be realized. Therefore, the Company released a net $30 million of valuation allowances as a benefit to income tax expense in the three month period ended September 30, 2011.

Uncertain Tax Positions

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company's business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities.

As a result of certain events related to prior tax planning initiatives, during the third quarter of fiscal 2012, the Company reduced the reserve for uncertain tax positions by $22 million, including $13 million of interest and penalties, resulting in a benefit to income tax expense.

The Company's federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2012, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

During the fiscal year ended September 30, 2012, tax legislation was adopted in Japan which reduced its statutory income tax rate by 5%. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward. None of these changes had a material impact on the Company's consolidated financial condition, results of operations or cash flows.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2012	2011	Change
Income attributable to noncontrolling interests	$127	$117	9%

The increase in income attributable to noncontrolling interests was primarily due to higher earnings at certain Power Solutions and Building Efficiency partially-owned affiliates, partially offset by the effects of an increase in the Company's ownership percentage in an Automotive Experience partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Year Ended September 30,
(in millions)	2012	2011	Change
Net income attributable to Johnson Controls, Inc.	$1,184	$1,415	-16%

The decrease in net income attributable to Johnson Controls, Inc. was primarily due to higher selling, general and administrative expenses, significant restructuring and impairment costs, net financing charges and income attributable to noncontrolling interests, and the unfavorable impact of foreign currency translation, partially offset by higher sales and equity income, and a decrease in the provision for income taxes. Fiscal 2012 diluted earnings per share was $1.72 compared to fiscal 2011 diluted earnings per share of $2.06.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales for the Year Ended September 30,			Segment Income for the Year Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
North America Systems	$2,389	$2,343	2%	$286	$247	16%
North America Service	2,145	2,305	-7%	164	121	36%
Global Workplace Solutions	4,294	4,153	3%	52	22	*
Asia	1,987	1,840	8%	267	251	6%
Other	3,900	4,252	-8%	141	105	34%
	$14,715	$14,893	-1%	$910	$746	22%
* Measure not meaningful

Net Sales:

•
The increase in North America Systems was primarily due to higher volumes of equipment and controls systems in the commercial construction and replacement markets ($50 million), partially offset by the unfavorable impact of foreign currency translation ($4 million).

•
The decrease in North America Service was primarily due to a reduction in truck-based volumes ($130 million) and energy solutions volumes ($50 million), and the unfavorable impact of foreign currency translation ($4 million), partially offset by the incremental sales from a fiscal 2011 business acquisition ($24 million).

•
The increase in Global Workplace Solutions was primarily due to a net increase in services to new and existing customers ($264 million), partially offset by the unfavorable impact of foreign currency translation ($123 million).

•
The increase in Asia was primarily due to higher service volumes including the fiscal 2011 negative impact of the Japan earthquake and related events ($84 million), higher volumes of equipment and controls systems ($39 million), and the favorable impact of foreign currency translation ($24 million).

•
The decrease in Other was primarily due to the unfavorable impact of foreign currency translation ($166 million), lower volumes in Latin America ($93 million), the Middle East ($41 million) and Europe ($32 million), and lower volumes due to fiscal 2012 divestitures ($55 million), partially offset by higher volumes in other business areas ($33 million) and unitary products ($2 million).

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

•
The increase in Global Workplace Solutions was primarily due to higher volumes ($15 million), lower selling, general and administrative expenses ($14 million) and favorable margin rates ($4 million), partially offset by the unfavorable impact of foreign currency translation ($3 million).

•
The increase in Asia was primarily due to higher volumes ($30 million) and the favorable impact of foreign currency translation ($6 million), partially offset by higher selling, general and administrative expenses ($18 million) and unfavorable margin rates ($2 million).

•
The increase in Other was primarily due to gains on business divestitures net of transaction costs ($42 million), fiscal 2011 restructuring costs ($35 million), fiscal 2011 non-recurring charges related to South America indirect taxes ($24 million), lower selling, general and administrative expenses ($14 million), fiscal 2011 business distribution costs ($11 million) and higher equity income ($6 million), partially offset by unfavorable margin rates ($51 million), lower volumes

($20 million), net fiscal 2011 warranty accrual adjustment due to favorable experience ($14 million), lower income due to fiscal 2012 divestitures ($10 million) and the unfavorable impact of foreign currency translation ($1 million).

Automotive Experience

	Net Sales for the Year Ended September 30,			Segment Income (Loss) for the Year Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Seating	$15,854	$14,656	8%	$694	$641	8%
Interiors	4,129	4,119	0%	(20)	(5)	*
Electronics	1,351	1,290	5%	129	144	-10%
	$21,334	$20,065	6%	$803	$780	3%
* Measure not meaningful

Net Sales:

•
The increase in Seating was primarily due to higher volumes to major OEM customers including the fiscal 2011 negative impact of the Japan earthquake and related events ($1.2 billion), and incremental sales due to business acquisitions ($802 million), partially offset by the unfavorable impact of foreign currency translation ($584 million), net unfavorable pricing and commercial settlements ($155 million), and the negative impact of the flooding in Thailand and related events ($25 million).

•
The increase in Interiors was primarily due to higher volumes to major OEM customers including the fiscal 2011 negative impact of the Japan earthquake and related events ($147 million), partially offset by the unfavorable impact of foreign currency translation ($117 million) and net unfavorable pricing and commercial settlements ($20 million).

•
The increase in Electronics was primarily due to higher volumes to major OEM customers including the fiscal 2011 negative impact of the Japan earthquake and related events ($73 million), and incremental sales due to a fiscal 2011 business acquisition ($66 million), partially offset by the unfavorable impact of foreign currency translation ($63 million) and net unfavorable pricing and commercial settlements ($15 million).

Segment Income:

•
The increase in Seating was primarily due to higher volumes including the fiscal 2011 negative impact of the earthquake in Japan and related events ($246 million), lower purchasing costs ($78 million), fiscal 2011 costs related to business acquisitions ($64 million), incremental operating income of fiscal 2011 acquisitions ($59 million), lower engineering expenses ($13 million), higher equity income ($3 million) and the favorable impact of foreign currency translation ($2 million), partially offset by higher operating costs ($195 million), net unfavorable commercial settlements and pricing ($167 million), higher selling, general and administrative expenses ($44 million), and the negative impact of the flooding in Thailand and related events ($6 million).

•
The decrease in Interiors was primarily due to higher operating costs ($35 million), and net unfavorable commercial settlements and pricing ($31 million), partially offset by lower purchasing costs ($32 million), lower selling, general and administrative expenses ($9 million), higher equity income ($9 million) and lower engineering expenses ($1 million).

•
The decrease in Electronics was primarily due to net unfavorable commercial settlements and pricing ($15 million), higher operating costs ($13 million), higher selling, general and administrative expenses ($11 million), and lower equity income ($11 million), partially offset by higher volumes including the fiscal 2011 negative impact of the earthquake in Japan and related events ($14 million), lower engineering expenses ($9 million), lower purchasing costs ($6 million), incremental operating income of a fiscal 2011 acquisition ($5 million) and the favorable impact of foreign currency translation ($1 million).

Power Solutions

	Year Ended September 30,
(in millions)	2012	2011	Change
Net sales	$5,906	$5,875	1%
Segment income	784	822	-5%

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

•
Segment income decreased primarily due to higher operating and transportation costs ($46 million); higher selling, general and administrative expenses ($43 million); a gain on a fiscal 2011 acquisition of a partially-owned affiliate net of acquisition costs and related purchase accounting adjustments and a partially-owned affiliate's restatement of prior period income ($37 million); the unfavorable impact of foreign currency translation ($21 million); an impairment of an equity investment ($14 million) and the unfavorable impact of business acquisitions ($11 million); partially offset by favorable pricing and product mix net of lead acquisition costs including battery cores ($46 million); a gain on redemption of a warrant for an existing partially-owned affiliate ($25 million); higher volumes including the fiscal 2011 negative impact of the earthquake in Japan and related events ($24 million); change in asset retirement obligations ($14 million); an insurance settlement ($12 million); a gain on a fiscal 2012 acquisition of a partially-owned affiliate ($9 million) and higher equity income ($4 million).

GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS

Goodwill at September 30, 2013 was $6.6 billion, $393 million lower than the prior year. The decrease was primarily due to the impairment in the Automotive Experience Interiors segment, as discussed below, and business divestitures in the Automotive Experience Electronics and Seating segments, partially offset by business acquisitions in the Automotive Experience Seating and Building Efficiency Global Workplace Solutions segments.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2013 indicated that the estimated fair value of the Automotive Experience Interiors reporting unit did not exceed its corresponding carrying amount including recorded goodwill, and an impairment existed. No other reporting unit was determined to be at risk of failing step one of the goodwill impairment test as the impairment testing performed indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill at September 30, 2013. No impairments existed at September 30, 2012 and 2011.

Based on a combination of factors, including the recent operating results of the Automotive Experience Interiors business, restrictions on future capital and restructuring funding, and the Company's announced intention to explore strategic options related to this business, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2013. As a result, the Company concluded that the carrying value of the Interiors reporting unit exceeded its fair value as of September 30, 2013. The Company recorded a goodwill impairment charge of $430 million in the fourth quarter of fiscal 2013, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment test were the weighted-average cost of capital and long-term growth rates. Although the

Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there is significant judgment in determining the expected future cash flows attributable to the Interiors business. The impairment charge is a non-cash expense that was recorded within restructuring and impairment costs on the consolidated statement of income and did not adversely affect the Company's debt position, cash flow, liquidity or compliance with financial covenants.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2013, 2012 and 2011, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

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

In the second, third and fourth quarters of fiscal 2013, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2013. In addition, in the fourth quarter of fiscal 2013, the Company concluded that it had a triggering event requiring assessment of impairment for the long-lived assets held by the Automotive Experience Interiors segment due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $156 million impairment charge within restructuring and impairment costs on the consolidated statement of income, of which $13 million was recorded in the second quarter, $36 million in the third quarter and $107 million in the fourth quarter of fiscal 2013. Of the total impairment charge, $57 million related to the Automotive Experience Interiors segment, $40 million related to the Building Efficiency Other segment, $22 million related to the Automotive Experience Seating segment, $18 million related to the Power Solutions segment, $12 million related to corporate assets and $7 million related to various segments within the Building Efficiency business. Refer to Note 16, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the third and fourth quarters of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2012. In addition, in the fourth quarter of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets due to volume declines in the European automotive markets. As a result, the Company reviewed the long-lived assets for impairment and recorded a $39 million impairment charge within restructuring and impairment costs on the consolidated statement of income, of which $3 million was recorded in the third quarter and $36 million in the fourth quarter of fiscal 2012. Of the total impairment charge, $14 million related to the Power Solutions segment, $11 million related to the Automotive Experience Interiors segment, $4 million related to the Building Efficiency Other segment and $10 million related to corporate assets. Refer to Note 16, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second quarter of fiscal 2012, the Company recorded a $14 million impairment charge related to an equity investment. Refer to Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements for additional information.

Investments in partially-owned affiliates (“affiliates”) at September 30, 2013 were $1.0 billion, $76 million higher than the prior year. The increase was primarily due to positive earnings by affiliates in all businesses, primarily in the Automotive Experience and Power Solutions businesses, partially offset by dividends paid by affiliates and the acquisitions of the controlling interest in formerly unconsolidated Automotive Experience Seating affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2013	September 30, 2012
(in millions)			Change
Current assets	$13,698	$12,743
Current liabilities	(12,117)	(10,855)
	1,581	1,888	-16%

Less: Cash	1,055	265
Add: Short-term debt	119	323
Add: Current portion of long-term debt	819	424
Less: Assets held for sale	804	—
Add: Liabilities held for sale	402	—
Working capital	$1,062	$2,370	-55%

Accounts receivable	7,206	7,308	-1%
Inventories	2,325	2,343	-1%
Accounts payable	6,318	6,114	3%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The decrease in working capital at September 30, 2013 as compared to September 30, 2012 was primarily due to a decrease in other current assets related to income taxes, an increase in reserves due to restructuring activities, higher accounts payable due to timing of supplier payments and lower accounts receivable due to improved collections and timing of customer receipts.

•
The Company’s days sales in accounts receivable at September 30, 2013 were 51, lower than 55 at the comparable period ended September 30, 2012. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the year ended September 30, 2013 were slightly lower than the comparable period ended September 30, 2012 primarily due to higher inventory production to meet higher sales levels.

•	Days in accounts payable at September 30, 2013 were 72, consistent with the comparable period ended September 30, 2012.

Cash Flows

	Year Ended September 30,
(in millions)	2013	2012
Cash provided by operating activities	$2,686	$1,559
Cash used by investing activities	(580)	(1,792)
Cash provided (used) by financing activities	(1,214)	207
Capital expenditures	(1,377)	(1,831)

•
The increase in cash provided by operating activities was primarily due to favorable changes in accrued liabilities, accrued income taxes, other assets and restructuring reserves; and lower pension and postretirement contributions; partially offset by unfavorable changes in inventories and accounts receivable.

•
The decrease in cash used by investing activities was primarily due to cash received for business divestitures and lower capital expenditures, partially offset by higher cash paid for acquisitions of businesses.

•
The increase in cash used by financing activities was primarily due to a prior year $1.1 billion bond issuance, higher repayments of debt and an increase in stock repurchases, partially offset by higher proceeds from the exercise of stock options. Refer to Note 9, “Debt and Financing Arrangements,” of the notes to consolidated financial statements for further discussion on debt issuances and debt levels.

•
The decrease in capital expenditures in the current year is primarily related to capacity increases and vertical integration efforts in the prior year in the Power Solutions business, and a reduction in program spending for new customer launches in the Automotive Experience business.

Capitalization

	September 30, 2013	September 30, 2012
(in millions)			Change
Short-term debt	$119	$323
Current portion of long-term debt	819	424
Long-term debt	4,560	5,321
Total debt	$5,498	$6,068	-9%

Shareholders’ equity attributable to Johnson Controls, Inc.	12,314	11,625	6%
Total capitalization	$17,812	$17,693	1%

Total debt as a % of total capitalization	31%	34%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At September 30, 2013 and 2012, the Company had committed bilateral euro denominated credit facilities totaling 237 million euro. Additionally, at September 30, 2013 and 2012, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $185 million. Each of these facilities is scheduled to expire in fiscal 2014. There were no draws on any of the revolving credit facilities for the respective periods.

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

•	In November 2012, the Company retired $100 million in principal amount, plus accrued interest of its 5.8% fixed rate notes that matured November 2012. The Company used cash to fund the payment.

•
In November 2012, the Company entered into a five-year, 70 million euro, floating rate credit facility scheduled to mature in fiscal 2018. The Company drew on the credit facility during the quarter ended December 31, 2012. Proceeds from the facility were used for general corporate purposes.

•
In August 2013, the Company made a partial repayment of 43 million euro, plus accrued interest, of its 100 million euro floating rate credit facility scheduled to mature in February 2017. The Company used cash to fund the payment.

•
In August 2013, the Company replaced its $2.5 billion committed four-year credit facility, scheduled to mature in February 2015, with a $2.5 billion committed five-year credit facility scheduled to mature in August 2018. The facility is used to support the Company's outstanding commercial paper. There were no draws on the facility as of September 30, 2013.

•
In September 2013, the Company retired $300 million in principal amount, plus accrued interest, of its 4.875% fixed rate notes that matured in September 2013. The Company used cash to fund the payment.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of September 30, 2013, it could borrow up to $2.1 billion on committed credit lines.

•
The Company believes its capital resources and liquidity position at September 30, 2013 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2014 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of September 30, 2013. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. The Company currently does not intend nor foresee a need to repatriate these funds. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund the Company’s domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by operations domestically, the Company will elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of the Company’s earnings. The Company has borrowed funds domestically and continues to have the ability to borrow funds domestically at reasonable interest rates.

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2013, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.9 billion and there was a maximum of $273 million of liens and pledges outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

A summary of the Company’s significant contractual obligations as of September 30, 2013 is as follows (in millions):

	Total	2014	2015-2016	2017-2018	2019 and Beyond
Contractual Obligations
Long-term debt (including capital lease obligations)*	$5,379	$819	$1,062	$904	$2,594
Interest on long-term debt (including capital lease obligations)*	2,329	211	366	267	1,485
Operating leases	908	300	382	155	71
Purchase obligations	2,289	1,795	295	180	19
Pension and postretirement contributions	426	83	56	65	222
Total contractual cash obligations	$11,331	$3,208	$2,161	$1,571	$4,391

* See "Capitalization" for additional information related to the Company's long-term debt. The Company's interest rate swaps are not included in the table as all outstanding interest rate swaps were in an asset position at September 30, 2013, which indicates the Company was in a net position of receiving cash under such swaps.

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

Revenue Recognition

The Company’s Building Efficiency business recognizes revenue from certain long-term contracts over the contractual period under the percentage-of-completion (POC) method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded primarily in accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded primarily in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The amount of accounts receivable due after one year is not significant. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

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

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2013 indicated that the estimated fair value of the Automotive Experience Interiors reporting unit did not exceed its corresponding carrying amount including recorded goodwill, and an impairment existed. No other reporting unit was determined to be at risk of failing step one of the goodwill impairment test as the impairment testing performed indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill at September 30, 2013. No impairments existed at September 30, 2012 and 2011.

Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for further information regarding the goodwill impairment charge recorded in the fourth quarter of fiscal 2013.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2013, 2012 and 2011, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

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

The Company utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 15, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the Company's pension and postretirement benefit plans.

U.S. GAAP requires that companies recognize in the statement of financial position a liability for defined benefit pension and postretirement plans that are underfunded or unfunded, or an asset for defined benefit pension and postretirement plans that are overfunded. U.S. GAAP also requires that companies measure the benefit obligations and fair value of plan assets that determine a benefit plan’s funded status as of the date of the employer’s fiscal year end.

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s discount rate on U.S. plans was 4.90% and 4.15% at September 30, 2013 and 2012, respectively. The Company’s weighted average discount rate on non-U.S. plans was 3.60% and 3.40% at September 30, 2013 and 2012, respectively.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 45% of the plans’ assets are invested in fixed income securities and 40% in equity securities, with the remainder primarily invested in alternative investments. For the years ending September 30, 2013 and 2012, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 8.00% and 8.50%, respectively. The actual rate of return on U.S. pension plans was above 8.00% in fiscal 2013 and above 8.50% in fiscal 2012. For the years ending September 30, 2013 and 2012, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 4.55% and 5.15%, respectively. The actual rate of return on non-U.S. pension plans was above 4.55% in fiscal 2013 and above 5.15% in fiscal 2012. For the years ending September 30, 2013 and 2012, the Company’s weighted average expected long-term return on postretirement plan assets was 5.80% and 6.30%, respectively. The actual rate of return on postretirement plan assets approximated 5.80% in fiscal 2013 and was above 6.30% in fiscal 2012.

Beginning in fiscal 2014, the Company believes the long-term rate of return will approximate 8.00%, 4.65% and 5.80% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2013, total employer and employee contributions to the defined benefit pension plans were $95 million, of which $1 million were voluntary contributions made by the Company. The Company expects to contribute approximately $80 million in cash to its defined benefit pension plans in fiscal year 2014. In fiscal 2013, total employer and employee contributions to the postretirement plans were $13 million, of which $12 million were voluntary contributions made by the Company. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2014.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. At September 30, 2013, the Company had recorded $256 million of warranty reserves, including extended warranties for which deferred revenue is recorded. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates.

Refer to Note 7, "Product Warranties," of the notes to consolidated financial statements for disclosure of the Company's product warranty liabilities.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which realization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2013, the Company had a valuation allowance of

$1,172 million, of which $911 million relates to federal net operating loss carryforwards primarily in Brazil, France, Germany and Spain, for which sustainable taxable income has not been demonstrated; and $261 million for other deferred tax assets.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. At September 30, 2013, the Company had unrecognized tax benefits of $1,345 million.

The Company does not generally provide additional U.S. income taxes on undistributed earnings of non-U.S. consolidated subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. However, the Company did provide incremental income tax expense on the undistributed earnings of certain non-U.S. subsidiaries that have assets held for sale or are themselves held for sale at September 30, 2013. Refer to “Capitalization” within the “Liquidity and Capital Resources” section for discussion of domestic and foreign cash projections.

Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for the Company's income tax disclosures.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 clarifies that companies should present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU No. 2013-11 will be effective prospectively for the Company for the quarter ending December 31, 2014, with early adoption permitted. The Company is currently assessing the impact on its consolidated statement of financial position; however, the adoption of this guidance will have no impact on the Company's consolidated results of operations.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment (CTA) into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. Additionally, ASU No. 2013-05 states that CTA should be released into net income upon an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). ASU No. 2013-05 will be effective prospectively for the Company for the quarter ending December 31, 2014, with early adoption permitted. The significance of this guidance for the Company is dependent on any future derecognition events involving the Company's foreign entities.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to disclose these reclassifications by each respective line item on the statements of income. ASU No. 2013-02 is effective for the Company for the quarter ended December 31, 2013, though the Company has early adopted as permitted. The adoption of this guidance had no impact on the Company's consolidated financial condition or results of operations. Refer to Note 14, "Equity and Noncontrolling Interests," of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 was effective for the Company for the quarter ended December 31, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial condition or results of operations. Refer to the consolidated statements of comprehensive income (loss) and Note 14, “Equity and Noncontrolling Interests,” of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

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

For all foreign currency derivative instruments designated as cash flow hedges, retrospective effectiveness is tested on a monthly basis using a cumulative dollar offset test. The fair value of the hedged exposures and the fair value of the hedge instruments are revalued, and the ratio of the cumulative sum of the periodic changes in the value of the hedge instruments to the cumulative sum of the periodic changes in the value of the hedge is calculated. The hedge is deemed as highly effective if the ratio is between 80% and 125%. For commodity derivative contracts designated as cash flow hedges, effectiveness is tested using a regression calculation. Ineffectiveness is minimal as the Company aligns most of the critical terms of its derivatives with the supply contracts.

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

A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements, and further disclosure relating to derivatives and hedging activities is included in Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements.

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

The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. The Company primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. The Company also selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. At September 30, 2013 and 2012, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $104 million and $23 million, respectively.

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

Interest Rates

The Company uses interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, these outstanding swaps qualify and are designated as fair value hedges. The Company had ten interest rate swaps totaling $1.4 billion outstanding at September 30, 2013 and eight interest rates swaps totaling $850 million outstanding at September 30, 2012. A 10% increase in the average cost of the Company’s variable rate debt would have resulted in an unfavorable change in pre-tax interest expense of approximately $6 million and $3 million at September 30, 2013 and 2012, respectively.

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

Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2013 related solely to environmental compliance were not material. At both September 30, 2013 and 2012, the Company recorded environmental liabilities of $25 million. A charge to income is recorded when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2013 and 2012, the Company recorded conditional asset retirement obligations of $56 million and $76 million, respectively.

Additionally, the Company is involved in a number of product liability and various other casualty lawsuits incident to the operation of its businesses. The Company maintains insurance coverages and records estimated costs for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows (see Note 21, “Commitments and Contingencies,” of the notes to consolidated financial statements). Costs related to such matters were not material to the periods presented.

QUARTERLY FINANCIAL DATA

Previously reported quarterly amounts have been revised to reflect the retrospective application of the Company’s change in inventory costing method for certain inventory in its Power Solutions business to the first-in first-out (FIFO) method from the last-in first-out (LIFO). Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

(in millions, except per share data) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2013 (1)
Net sales	$10,422	$10,430	$10,831	$11,047	$42,730
Gross profit	1,516	1,515	1,645	2,102	6,778
Net income (3)	389	194	573	141	1,297
Net income attributable to Johnson Controls, Inc.	359	164	550	105	1,178
Earnings per share (5)
Basic	0.53	0.24	0.80	0.15	1.72
Diluted	0.52	0.24	0.80	0.15	1.71

2012 (2)
Net sales	$10,417	$10,565	$10,581	$10,392	$41,955
Gross profit	1,491	1,552	1,518	1,587	6,148
Net income (4)	431	417	442	21	1,311
Net income (loss) attributable to Johnson Controls, Inc.	396	379	417	(8)	1,184
Earnings (loss) per share (5)
Basic	0.58	0.56	0.61	(0.01)	1.74
Diluted	0.58	0.55	0.61	(0.01)	1.72

(1)
For the first, second, third and fourth quarters of fiscal 2013, the retrospective application of the Company’s change in inventory costing method resulted in an increase (decrease) to gross profit of $8 million, $27 million, $(35) million and $11 million, respectively, and an increase (decrease) to net income attributable to Johnson Controls, Inc. of $5 million (less than $0.01 per diluted share), $16 million ($0.03 per diluted share), $(21) million ($0.03 per diluted share) and $7 million ($0.01 per diluted share), respectively.

(2)
For the first, second, third and fourth quarters of fiscal 2012, the retrospective application of the Company’s change in inventory costing method resulted in a decrease to gross profit of $45 million, $1 million, $23 million and $1 million, respectively. For the first and third quarters of fiscal 2012, the change resulted in a decrease to net income attributable to Johnson Controls, Inc. of $28 million ($0.04 per diluted share) and $14 million ($0.02 per diluted share), respectively, and there was no significant impact for the second and fourth quarters of fiscal 2012.

(3)
The fiscal 2013 second quarter net income includes $84 million of significant restructuring and impairment costs and an $82 million gain on acquisition of a partially-owned affiliate in India in the Automotive Experience Seating segment. The fiscal 2013 third quarter net income includes $143 million of significant restructuring and impairment costs and a $29 million gain on business divestitures in the Automotive Experience Seating segment. The fiscal 2013 fourth quarter net income includes $758 million of significant restructuring and impairment costs, a $476 million gain on divestiture of the HomeLink® product line net of transaction costs in the Automotive Experience Electronics segment, $405 million of net mark-to-market gains on pension and postretirement plans, a $69 million pension settlement gain and a $22 million loss on business divestiture including transaction costs in the Building Efficiency Other segment. The preceding amounts are stated on a pre-tax basis.

(4)
The fiscal 2012 first quarter net income includes a $25 million gain on redemption of a warrant for an existing Power Solutions partially-owned affiliate. The fiscal 2012 second quarter net income includes a $35 million gain on business divestitures net of transaction costs in the Building Efficiency business and a $14 million impairment of an equity investment in the Power Solutions segment. The fiscal 2012 third quarter net income includes $52 million of significant restructuring and impairment costs. The fiscal 2012 fourth quarter net income includes $447 million of net mark-to-market charges on pension and postretirement plans and $245 million of significant restructuring and impairment costs. The preceding amounts are stated on a pre-tax basis.

(5)	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Risk Management” included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, in 2013 the Company changed their inventory costing method for certain inventories. All periods have been retroactively revised for this accounting change.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 21, 2013

Johnson Controls, Inc.
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2013	2012	2011
Net sales
Products and systems*	$34,412	$33,561	$32,420
Services*	8,318	8,394	8,413
	42,730	41,955	40,833
Cost of sales
Products and systems*	29,196	28,909	27,674
Services*	6,756	6,898	7,100
	35,952	35,807	34,774

Gross profit	6,778	6,148	6,059

Selling, general and administrative expenses	(3,965)	(4,478)	(4,393)
Gain on business divestitures - net	483	40	—
Restructuring and impairment costs	(985)	(297)	—
Net financing charges	(248)	(233)	(174)
Equity income	402	340	298

Income before income taxes	2,465	1,520	1,790

Provision for income taxes	1,168	209	258

Net income	1,297	1,311	1,532

Income attributable to noncontrolling interests	119	127	117

Net income attributable to Johnson Controls, Inc.	$1,178	$1,184	$1,415

Earnings per share
Basic	$1.72	$1.74	$2.09
Diluted	$1.71	$1.72	$2.06

*
Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical and Global Workplace Solutions.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2013	2012	2011

Net income	$1,297	$1,311	$1,532

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(20)	(222)	(110)
Realized and unrealized gains (losses) on derivatives	(5)	39	(47)
Unrealized gains (losses) on marketable common stock	2	(1)	3
Pension and postretirement plans	(16)	(8)	4

Other comprehensive loss	(39)	(192)	(150)

Total comprehensive income	1,258	1,119	1,382

Comprehensive income attributable to noncontrolling interests	120	126	116

Comprehensive income attributable to Johnson Controls, Inc.	$1,138	$993	$1,266

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2013	2012

Assets

Cash and cash equivalents	$1,055	$265
Accounts receivable, less allowance for doubtful accounts of $68 and $78, respectively	7,206	7,308
Inventories	2,325	2,343
Assets held for sale	804	—
Other current assets	2,308	2,827
Current assets	13,698	12,743

Property, plant and equipment - net	6,585	6,440
Goodwill	6,589	6,982
Other intangible assets - net	999	947
Investments in partially-owned affiliates	1,024	948
Other noncurrent assets	2,623	2,894
Total assets	$31,518	$30,954

Liabilities and Equity

Short-term debt	$119	$323
Current portion of long-term debt	819	424
Accounts payable	6,318	6,114
Accrued compensation and benefits	1,215	1,090
Liabilities held for sale	402	—
Other current liabilities	3,244	2,904
Current liabilities	12,117	10,855

Long-term debt	4,560	5,321
Pension and postretirement benefits	750	1,248
Other noncurrent liabilities	1,360	1,504
Long-term liabilities	6,670	8,073

Commitments and contingencies (Note 21)

Redeemable noncontrolling interests	157	253

Common stock, $1.00 par value, shares authorized: 1,800,000,000 shares issued: 2013 - 700,178,785; 2012 - 688,483,873	700	688
Capital in excess of par value	2,399	2,047
Retained earnings	9,328	8,611
Treasury stock, at cost (2013 - 15,643,146; 2012 - 6,176,266 shares)	(531)	(179)
Accumulated other comprehensive income	418	458
Shareholders’ equity attributable to Johnson Controls, Inc.	12,314	11,625
Noncontrolling interests	260	148
Total equity	12,574	11,773
Total liabilities and equity	$31,518	$30,954
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2013	2012	2011
Operating Activities
Net income attributable to Johnson Controls, Inc.	$1,178	$1,184	$1,415
Income attributable to noncontrolling interests	119	127	117
Net income	1,297	1,311	1,532
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	952	824	731
Pension and postretirement benefit expense (income)	(475)	479	410
Pension and postretirement contributions	(97)	(414)	(451)
Equity in earnings of partially-owned affiliates, net of dividends received	(86)	(138)	(15)
Deferred income taxes	273	(234)	(256)
Non-cash restructuring and impairment charges	586	53	—
Gain on divestitures - net	(483)	(40)	—
Fair value adjustment of equity investment	(106)	(12)	(89)
Equity-based compensation	64	56	59
Other	(21)	(11)	2
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	(182)	(114)	(721)
Inventories	(97)	109	(388)
Other assets	(181)	(367)	(118)
Restructuring reserves	234	196	(94)
Accounts payable and accrued liabilities	686	(64)	343
Accrued income taxes	322	(75)	131
Cash provided by operating activities	2,686	1,559	1,076

Investing Activities
Capital expenditures	(1,377)	(1,831)	(1,325)
Sale of property, plant and equipment	116	58	54
Acquisition of businesses, net of cash acquired	(123)	(30)	(1,226)
Business divestitures	761	105	—
Changes in long-term investments	(10)	(100)	(140)
Other	53	6	—
Cash used by investing activities	(580)	(1,792)	(2,637)

Financing Activities
Increase (decrease) in short-term debt - net	(197)	(302)	510
Increase in long-term debt	114	1,260	1,852
Repayment of long-term debt	(490)	(36)	(787)
Stock repurchases	(350)	(102)	—
Payment of cash dividends	(513)	(477)	(413)
Proceeds from the exercise of stock options	254	40	105
Cash paid to acquire a noncontrolling interest	(64)	(115)	(23)
Other	32	(61)	(5)
Cash provided (used) by financing activities	(1,214)	207	1,239
Effect of exchange rate changes on cash and cash equivalents	(98)	34	19
Cash held for sale	(4)	—	—
Increase (decrease) in cash and cash equivalents	790	8	(303)
Cash and cash equivalents at beginning of period	265	257	560
Cash and cash equivalents at end of period	$1,055	$265	$257

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc.

(in millions, except per share data)	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
At September 30, 2010 (previously reported)	$10,071	$9	$2,448	$6,890	$(74)	$798
Inventory costing policy change and common stock par value change (Note 1)	112	667	(667)	112	—	—
At September 30, 2010 (revised)	10,183	676	1,781	7,002	(74)	798
Comprehensive income (loss)	1,266	—	—	1,415	—	(149)
Cash dividends Common ($0.64 per share)	(435)	—	—	(435)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	(32)	—	—	(32)	—	—
Other, including options exercised	172	7	165	—	—	—
At September 30, 2011	11,154	683	1,946	7,950	(74)	649
Comprehensive income (loss)	993	—	—	1,184	—	(191)
Cash dividends Common ($0.72 per share)	(492)	—	—	(492)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	(35)	—	—	(35)	—	—
Repurchases of common stock	(102)	—	—	—	(102)	—
Other, including options exercised	107	5	101	4	(3)	—
At September 30, 2012	11,625	688	2,047	8,611	(179)	458
Comprehensive income (loss)	1,138	—	—	1,178	—	(40)
Cash dividends Common ($0.76 per share)	(520)	—	—	(520)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	59	—	—	59	—	—
Repurchases of common stock	(350)	—	—	—	(350)	—
Other, including options exercised	362	12	352	—	(2)	—
At September 30, 2013	$12,314	$700	$2,399	$9,328	$(531)	$418

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended September 30, 2013 and 2012, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, the VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of the consolidation of the entity on the Company’s consolidated statements of income for the years ended September 30, 2013 and 2012 was not material. The VIE is named as a co-obligor under a third party debt agreement of $175 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $64 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	September 30,
	2013	2012
Current assets	$273	$199
Noncurrent assets	139	144
Total assets	$412	$343

Current liabilities	$212	$172
Noncurrent liabilities	39	25
Total liabilities	$251	$197

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

The Company has a 40% interest in an equity method investee whereby the investee is a VIE. The investee produces and sells lead-acid batteries of which the Company will both purchase and supply certain batteries to complement each investment partners’ portfolio. The Company has a contractual right to purchase the remaining 60% equity interest in the investee between May 2014 and May 2016 (the “call option”). If the Company does not exercise the call option prior to its expiration in May 2016, for a period of six months thereafter the Company is subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price is fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company has determined that the investee is a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company is not the primary beneficiary as the Company does not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee is accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the consolidated statement of financial position at September 30, 2013 and 2012 was $56 million and $55 million, respectively, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE are immaterial and represent normal course of business trade receivables and payables for all presented periods. In October 2013, the Company purchased an additional 50% equity interest in the investee to bring the Company's total interest in the investee to 90%. As a result this transaction, the fixed price call option and repurchase option no longer exist, and the Company will begin to consolidate the investee under the voting interest model in the first quarter of fiscal 2014.

As mentioned previously within the “Consolidated VIEs” section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $57 million and $52 million at September 30, 2013 and 2012, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the “Consolidated VIEs” section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

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

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. See Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements for fair value of financial instruments, including derivative instruments, hedging activities and long-term debt.

Assets and Liabilities Held for Sale

The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in the consolidated statement of financial position. Refer to Note 3, "Assets and Liabilities Held for Sale," of the notes to consolidated financial statements for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
At September 30, 2013 and 2012, the Company held restricted cash of approximately $32 million and $29 million, respectively, within cash and cash equivalents. These amounts primarily were collected from customers for payment of maintenance costs under contract, and withdrawals are restricted for this purpose.

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

Inventories

Inventories are stated at the lower of cost or market. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

In the fourth quarter of fiscal 2013, the Company changed its method of inventory costing for certain inventory in its Power Solutions business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. The Company's other businesses also determine costs using the FIFO method. Prior to the change, Power Solutions utilized two methods of inventory costing: LIFO for inventories in the U.S. and FIFO for inventories in other countries. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory on the Company’s consolidated statement of financial position, provides better matching of revenues and expenses, results in uniformity across the Company’s global operations with respect to the method of inventory accounting and improves comparability with the Company’s peers. The change has been reported through retrospective application of the new accounting policy to all periods presented and resulted in a $5 million increase (less than $0.01 per diluted share), $16 million increase ($0.03 per diluted share) and $21 million decrease ($0.03 per diluted share) to net income attributable to Johnson Controls, Inc. for the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013, respectively.

The impact of all adjustments made to the consolidated financial statements presented is summarized in the following table (in millions, except per share data):

	2013
	Previous Method	As Reported	Effect of Change
Consolidated Statement of Income
Cost of sales
Products and systems	$29,207	$29,196	$(11)
Gross profit	6,767	6,778	11
Income before income taxes	2,454	2,465	11
Provision for income taxes	1,164	1,168	4
Net income	1,290	1,297	7
Net income attributable to Johnson Controls, Inc.	1,171	1,178	7
Earnings per share
Basic	1.71	1.72	0.01
Diluted	1.70	1.71	0.01

Consolidated Statement of Comprehensive Income (Loss)
Net income	$1,290	$1,297	$7
Total comprehensive income	1,251	1,258	7

Consolidated Statement of Financial Position
Inventories	$2,198	$2,325	$127
Other current assets	2,358	2,308	(50)
Retained earnings	9,251	9,328	77

Consolidated Statement of Cash Flows
Cash provided by operating activities
Net income attributable to Johnson Controls, Inc.	$1,171	$1,178	$7
Net income	1,290	1,297	7
Deferred income taxes	269	273	4
Inventories	(86)	(97)	(11)

Consolidated Statement of Shareholders’ Equity Attributable to Johnson Controls, Inc.
Retained earnings at September 30, 2012	$8,541	$8,611	$70
Retained earnings at September 30, 2013	9,251	9,328	77

	2012
	Previously Reported	Revised	Effect of Change
Consolidated Statement of Income
Cost of sales
Products and systems	$28,839	$28,909	$70
Gross profit	6,218	6,148	(70)
Income before income taxes	1,590	1,520	(70)
Provision for income taxes	237	209	(28)
Net income	1,353	1,311	(42)
Net income attributable to Johnson Controls, Inc.	1,226	1,184	(42)
Earnings per share
Basic	1.80	1.74	(0.06)
Diluted	1.78	1.72	(0.06)

Consolidated Statement of Comprehensive Income (Loss)
Net income	$1,353	$1,311	$(42)
Total comprehensive income	1,161	1,119	(42)

Consolidated Statement of Financial Position
Inventories	$2,227	$2,343	$116
Other current assets	2,873	2,827	(46)
Retained earnings	8,541	8,611	70

Consolidated Statement of Cash Flows
Cash provided by operating activities
Net income attributable to Johnson Controls, Inc.	$1,226	$1,184	$(42)
Net income	1,353	1,311	(42)
Deferred income taxes	(206)	(234)	(28)
Inventories	39	109	70

Consolidated Statement of Shareholders’ Equity Attributable to Johnson Controls, Inc.
Retained earnings at September 30, 2011	$7,838	$7,950	$112
Retained earnings at September 30, 2012	8,541	8,611	70

	2011
	Previously Reported	Revised	Effect of Change
Consolidated Statement of Income
Cost of sales
Products and systems	$27,675	$27,674	$(1)
Gross profit	6,058	6,059	1
Income before income taxes	1,789	1,790	1
Provision for income taxes	257	258	1
Net income	1,532	1,532	—
Net income attributable to Johnson Controls, Inc.	1,415	1,415	—
Earnings per share
Basic	2.09	2.09	—
Diluted	2.06	2.06	—

Consolidated Statement of Comprehensive Income (Loss)
Net income	$1,532	$1,532	$—
Total comprehensive income	1,382	1,382	—

Consolidated Statement of Cash Flows
Cash provided by operating activities
Net income attributable to Johnson Controls, Inc.	$1,415	$1,415	$—
Net income	1,532	1,532	—
Deferred income taxes	(257)	(256)	1
Inventories	(387)	(388)	(1)

Consolidated Statement of Shareholders’ Equity Attributable to Johnson Controls, Inc.
Retained earnings at September 30, 2010	$6,890	$7,002	$112
Retained earnings at September 30, 2011	7,838	7,950	112

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2013 and 2012, the Company recorded within the consolidated statements of financial position approximately $259 million and $382 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year.

Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2013 and 2012, approximately $99 million and $113 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2013 and 2012, the Company recorded within the consolidated statements of financial position in other current assets approximately $297 million and $284 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.

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

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement.” The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company in the fourth quarter of fiscal year 2013 indicated that the estimated fair value of the Automotive Experience Interiors reporting unit did not exceed its corresponding carrying amount including recorded goodwill, and an impairment existed. No other reporting unit was determined to be at risk of failing step one of the goodwill impairment test as the impairment testing performed indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill at September 30, 2013. No impairments existed at September 30, 2012 and 2011.

Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for further information regarding the goodwill impairment charge recorded in the fourth quarter of fiscal 2013.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2013, 2012 and 2011, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. See Note 17, “Impairment of Long-Lived Assets,” of the notes to consolidated financial statements for disclosure of the impairment analyses performed by the Company during fiscal 2013, 2012 and 2011.

Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $489 million and $531 million at September 30, 2013 and 2012, respectively. Billings in excess of costs and earnings related to these contracts were $263 million and $321 million at September 30, 2013 and 2012, respectively.

Revenue Recognition

The Company’s Building Efficiency business recognizes revenue from certain long-term contracts over the contractual period under the percentage-of-completion (POC) method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded primarily in accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded primarily in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The amount of accounts receivable due after one year is not significant. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

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

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. Such expenditures for the years ended September 30, 2013, 2012 and 2011 were $1,006 million, $1,025 million and $876 million, respectively.

A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2013, 2012 and 2011 were $448 million, $516 million and $366 million, respectively.

Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options and unvested restricted stock. See Note 13, “Earnings per Share,” of the notes to consolidated financial statements for the calculation of earnings per share.

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction gains (losses), net of the impact of foreign currency hedges, included in net income for the years ended September 30, 2013, 2012 and 2011 were $(25) million, $12 million and $(22) million, respectively.

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

The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements for disclosure of the Company’s derivative instruments and hedging activities.

Pension and Postretirement Benefits

The Company utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 15, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the Company's pension and postretirement benefit plans.

Retrospective Changes

In addition to the change in inventory costing method discussed in the "Inventories" section above, certain amounts in the prior years have been revised to conform to the current year’s presentation.

Effective October 1, 2012, the Company reorganized the reportable segments within its Automotive Experience business to align with its new management reporting structure and business activities. As a result of this change, Automotive Experience is comprised of three new reportable segments for financial reporting purposes: Seating, Interiors and Electronics. Historical information has been revised to reflect the new Automotive Experience reportable segment structure. Refer to Note 6, “Goodwill and Other Intangible Assets,” and Note 19, “Segment Information,” of the notes to consolidated financial statements for further information.

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

The net gains related to business divestitures are now included in the gain on business divestitures - net line within the consolidated statements of income. In the prior year, net gains related to business divestitures were included in the selling, general and administrative expenses line.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 clarifies that companies should present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU No. 2013-11 will be effective prospectively for the Company for the quarter ending December 31, 2014, with early adoption permitted. The Company is currently assessing the impact on its consolidated statement of financial position; however, the adoption of this guidance will have no impact on the Company's consolidated results of operations.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment (CTA) into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. Additionally, ASU No. 2013-05 states that CTA should be released into net income upon an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). ASU No. 2013-05 will be effective prospectively for the Company for the quarter ending

December 31, 2014, with early adoption permitted. The significance of this guidance for the Company is dependent on any future derecognition events involving the Company's foreign entities.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to disclose these reclassifications by each respective line item on the statements of income. ASU No. 2013-02 is effective for the Company for the quarter ended December 31, 2013, though the Company has early adopted as permitted. The adoption of this guidance had no impact on the Company's consolidated financial condition or results of operations. Refer to Note 14, "Equity and Noncontrolling Interests," of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 was effective for the Company for the quarter ended December 31, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial condition or results of operations. Refer to the consolidated statements of comprehensive income (loss) and Note 14, “Equity and Noncontrolling Interests,” of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

2.ACQUISITIONS AND DIVESTITURES

During fiscal 2013, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $123 million, all of which was paid as of September 30, 2013. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $266 million. The purchase price allocations may be subsequently adjusted to reflect final valuation studies. Two of the acquisitions increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded a combined non-cash gain of $106 million in Automotive Experience Seating equity income to adjust the Company's existing equity investments to fair value.

During the fourth quarter of fiscal 2013, the Company completed its divestiture of its Automotive Experience Electronics' HomeLink® product line to Gentex Corporation. The selling price was $701 million, all of which was received as of September 30, 2013. In connection with the HomeLink® product line divestiture, the Company recorded a gain, net of transaction costs, of $476 million and reduced goodwill by $177 million in the Automotive Experience Electronics segment. The continuing process to sell the remainder of the Automotive Experience Electronics business is progressing, and the business is classified as held for sale in the consolidated statement of financial position as of September 30, 2013. Refer to Note 3, "Assets and Liabilities Held for Sale," of the notes to consolidated financial statements for further disclosure related to the Company's assets and liabilities held for sale.

Also during fiscal 2013, the Company completed two additional divestitures for a combined sales price, net of cash transferred, of $60 million, all of which was received as of September 30, 2013. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain of $29 million and reduced goodwill by $15 million in the Automotive Experience Seating segment, and recorded a loss, net of transaction costs, of $22 million in the Building Efficiency Other segment.

During fiscal 2012, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $38 million, all of which was paid as of September 30, 2012. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $50 million. As a result of two of the acquisitions, each of which increased the Company’s ownership from a noncontrolling to controlling interest, the Company recorded an aggregate non-cash gain of $12 million, of which $9 million was recorded within Power Solutions equity income and $3 million was recorded in Automotive Experience Seating equity income, to adjust the Company’s existing equity investments in the partially-owned affiliates to fair value.

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

During the third quarter of fiscal 2011, the Company completed its acquisition of Keiper/Recaro Automotive, a leader in recliner system technology with engineering and manufacturing expertise in metals and mechanisms for automobile seats, based in Kaiserslautern, Germany. The total purchase price, net of cash acquired, was approximately $442 million, of which $450 million was paid as of September 30, 2011 and $8 million was received in the three months ended December 31, 2011 as a result of a true-up to the purchase price. In connection with the Keiper/Recaro Automotive acquisition, the Company recorded goodwill of $128 million primarily in the Automotive Experience Seating segment, of which $2 million was recorded in fiscal 2012.

During the second quarter of fiscal 2011, the Company completed its acquisition of the C. Rob. Hammerstein Group (Hammerstein), a leading global supplier of high-quality metal seat structures, components and mechanisms based in Solingen, Germany. The total purchase price, net of cash acquired, was approximately $529 million, all of which was paid as of September 30, 2011. In connection with the Hammerstein acquisition, the Company recorded goodwill of $200 million primarily in the Automotive Experience Seating segment, of which $7 million was recorded in fiscal 2012.

Also during fiscal 2011, the Company completed five additional acquisitions for a combined purchase price, net of cash acquired, of $115 million, all of which was paid as of September 30, 2011. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. As a result of one of these acquisitions, which increased the Company’s ownership from a noncontrolling to controlling interest, the Company recorded a non-cash gain of $14 million within Automotive Experience Electronics equity income to adjust the Company’s existing equity investment in the partially-owned affiliate to fair value. In connection with the acquisitions, the Company recorded goodwill of $119 million, of which $14 million was recorded in fiscal 2012.

There were no business divestitures for the year ended September 30, 2011.

3.    ASSETS AND LIABILITIES HELD FOR SALE

At September 30, 2013, the Company determined that certain of its businesses met the criteria to be classified as held for sale. The Automotive Experience Electronics segment and certain product lines of the Automotive Experience Interiors segment are classified as held for sale as of September 30, 2013.

The following table summarizes the carrying value of the assets and liabilities held for sale (in millions):

September 30, 2013
Cash and cash equivalents	$4
Accounts receivable	197
Inventories	124
Other current assets	91
Property, plant and equipment - net	167
Goodwill	74
Other intangibles assets - net	57
Investments in partially-owned affiliates	26
Other noncurrent assets	64
Assets held for sale	$804

Short-term debt	$5
Accounts payable	253
Accrued compensation and benefits	46
Other current liabilities	84
Pension and postretirement benefits	13
Other noncurrent liabilities	1
Liabilities held for sale	$402

Assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, the Company recorded an impairment charge of $41 million within restructuring and impairment costs in the consolidated statement of income related to certain product lines of the Automotive Experience Interiors segment. Refer to Note 17, “Impairment of Long-Lived Assets” of the notes to consolidated financial statements for further information regarding the impairment charge. The divestiture of the businesses held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded.

The Automotive Experience Electronics business does not meet the criteria to be classified as a discontinued operation at September 30, 2013 primarily due to the uncertainty regarding the Company’s potential continuing involvement in these operations following a divestiture. The Automotive Experience Interiors product lines classified as held for sale are immaterial to the Company individually and in the aggregate and do not constitute a distinguishable business in order to be classified as a discontinued operation.

4.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2013	2012

Raw materials and supplies	$1,086	$1,144
Work-in-process	459	397
Finished goods	780	802
Inventories	$2,325	$2,343

In the fourth quarter of fiscal 2013, the Company changed its method of inventory costing for certain inventory in its Power Solutions business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for discussion of the Company’s change in accounting method.

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2013	2012

Buildings and improvements	$3,046	$2,716
Machinery and equipment	8,189	7,827
Construction in progress	1,441	1,722
Land	374	375
Total property, plant and equipment	13,050	12,640
Less: accumulated depreciation	(6,465)	(6,200)
Property, plant and equipment - net	$6,585	$6,440

Interest costs capitalized during the fiscal years ended September 30, 2013, 2012 and 2011 were $42 million, $55 million and $34 million, respectively. Accumulated depreciation related to capital leases at September 30, 2013 and 2012 was $44 million and $56 million, respectively.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the fiscal years ended September 30, 2013 and 2012 were as follows (in millions):

	September 30, 2011	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2012
Building Efficiency
North America Systems	$519	$—	$—	$—	$2	$521
North America Service	710	—	(2)	—	—	708
Global Workplace Solutions	184	—	—	—	3	187
Asia	391	—	—	—	5	396
Other	1,065	—	(32)	—	(39)	994
Automotive Experience
Seating	2,505	34	—	—	(55)	2,484
Interiors	387	—	—	—	15	402
Electronics	251	—	—	—	(1)	250
Power Solutions	1,004	45	—	—	(9)	1,040
Total	$7,016	$79	$(34)	$—	$(79)	$6,982

	September 30, 2012	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2013
Building Efficiency
North America Systems	$521	$—	$—	$—	$(1)	$520
North America Service	708	—	—	—	—	708
Global Workplace Solutions	187	79	—	—	(9)	257
Asia	396	—	—	—	(8)	388
Other	994	—	—	—	9	1,003
Automotive Experience
Seating	2,484	187	(15)	—	3	2,659
Interiors	402	—	—	(430)	28	—
Electronics	250	—	(251)	—	1	—
Power Solutions	1,040	—	—	—	14	1,054
Total	$6,982	$266	$(266)	$(430)	$37	$6,589

The fiscal 2013 Automotive Experience Electronics business divestitures amount includes $74 million of goodwill transferred to assets held for sale on the consolidated statement of financial position. Refer to Note 3, "Assets and Liabilities Held for Sale," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

Based on a combination of factors, including the recent operating results of the Automotive Experience Interiors business, restrictions on future capital and restructuring funding, and the Company's announced intention to explore strategic options related to this business, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2013. As a result, the Company concluded that the carrying value of the Interiors reporting unit exceeded its fair value as of September 30, 2013. The Company recorded a goodwill impairment charge of $430 million in the fourth quarter of fiscal 2013, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment test were the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there is significant judgment in determining the expected future cash flows attributable to the Interiors business. The impairment charge is a non-cash expense that was recorded within restructuring and impairment costs on the consolidated statement of income and did not adversely affect the Company's debt position, cash flow, liquidity or compliance with financial covenants.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	September 30, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$92	$(53)	$39	$188	$(113)	$75
Customer relationships	537	(138)	399	517	(117)	400
Miscellaneous	336	(91)	245	204	(47)	157
Total amortized intangible assets	965	(282)	683	909	(277)	632
Unamortized intangible assets
Trademarks	316	—	316	315	—	315
Total intangible assets	$1,281	$(282)	$999	$1,224	$(277)	$947

Amortization of other intangible assets for the fiscal years ended September 30, 2013, 2012 and 2011 was $75 million, $56 million and $53 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2014, 2015, 2016, 2017 and 2018 will be approximately $73 million, $73 million, $67 million, $62 million and $57 million, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the fiscal years ended September 30, 2013 and 2012 were as follows (in millions):

	Year Ended September 30,
	2013	2012
Balance at beginning of period	$278	$301
Accruals for warranties issued during the period	272	224
Accruals from acquisitions and divestitures (1)	(5)	(1)
Accruals related to pre-existing warranties (including changes in estimates)	(14)	(21)
Settlements made (in cash or in kind) during the period	(275)	(221)
Currency translation	—	(4)
Balance at end of period	$256	$278

(1) Fiscal 2013 includes $2 million of product warranties transferred to liabilities held for sale on the consolidated statement of financial position. Refer to Note 3, "Assets and Liabilities Held for Sale," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

8.    LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $79 million and $96 million at September 30, 2013 and 2012, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2013, 2012 and 2011 was $470 million, $454 million and $424 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2013 were as follows (in millions):

	Capital Leases	Operating Leases
2014	$13	$300
2015	11	244
2016	8	138
2017	7	95
2018	14	60
After 2018	25	71
Total minimum lease payments	78	$908
Interest	(13)
Present value of net minimum lease payments	$65

9.     DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2013	2012
Bank borrowings and commercial paper	$119	$323
Weighted average interest rate on short-term debt outstanding	4.6%	2.5%

During fiscal 2013, the Company replaced its $2.5 billion committed four-year credit facility, scheduled to mature in February 2015, with a $2.5 billion committed five-year credit facility scheduled to mature in August 2018. The facility is used to support the Company’s outstanding commercial paper. There were no draws on the committed credit facilities during the fiscal years ended September 30, 2013 and 2012. Average outstanding commercial paper for the fiscal year ended September 30, 2013 was $1,123 million, and there was none outstanding at September 30, 2013. Average outstanding commercial paper for the fiscal year ended September 30, 2012 was $1,287 million, and $186 million was outstanding at September 30, 2012.

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2013	2012
Unsecured notes
5.8% due in 2013 ($100 million par value)	$—	$100
4.875% due in 2013 ($300 million par value)	—	310
Floating rate notes due in 2014 ($350 million par value)	350	350
1.75% due in 2014 ($450 million par value)	452	456
7.7% due in 2015 ($125 million par value)	125	125
5.5% due in 2016 ($800 million par value)	802	800
7.125% due in 2017 ($150 million par value)	159	162
2.6% due in 2017 ($400 million par value)	400	400
2.355% due in 2017 ($46 million par value)	46	46
5.0% due in 2020 ($500 million par value)	498	498
4.25% due 2021 ($500 million par value)	497	497
3.75% due in 2022 ($450 million par value)	448	447
6.0% due in 2036 ($400 million par value)	395	395
5.7% due in 2041 ($300 million par value)	299	299
5.25% due in 2042 ($250 million par value)	250	250
6.95% due in 2046 ($125 million par value)	125	125
Capital lease obligations	65	80
Foreign-denominated debt
Euro	426	377
Other	42	28
Gross long-term debt	5,379	5,745
Less: current portion	819	424
Net long-term debt	$4,560	$5,321

At September 30, 2013, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 3.1%. At September 30, 2012, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 3.6%.

The installments of long-term debt maturing in subsequent fiscal years are: 2014 - $819 million; 2015 - $254 million; 2016 - $808 million; 2017 - $885 million; 2018 - $19 million; 2019 and thereafter - $2,594 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2013 , 2012 and 2011 was $290 million, $283 million and $216 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 10, “Derivative Instruments and Hedging Activities,” and Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

Financing Arrangements

During the quarter ended September 30, 2013, two 50 million euro revolving credit facilities and a 37 million euro revolving credit facility expired. The Company entered into two new 50 million euro revolving credit facilities scheduled to expire in August and September 2014. The Company also entered into a new 37 million euro revolving credit facility scheduled to expire in September 2014. There were no draws on the facilities during fiscal 2013.

During the quarter ended September 30, 2013 a $50 million revolving credit facility expired. The Company entered into a new $50 million revolving credit facility scheduled to expire in September 2014. There were no draws on this facility during fiscal 2013.

During the quarter ended September 30, 2013, the Company retired $300 million in principal amount, plus accrued interest, of its 4.875% fixed rate notes that matured September 2013. The Company used cash to fund the payment.

During the quarter ended September 30, 2013, the Company made a partial repayment of 43 million euro, plus accrued interest, of its 100 million euro floating rate credit facility scheduled to mature in February 2017. The Company used cash to fund the payment.

During the quarter ended December 31, 2012, a $35 million and a $100 million committed revolving credit facility expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2013 and a new $100 million committed revolving credit facility scheduled to expire in December 2013. As of September 30, 2013, there were no draws on either facility.

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the years ended September 30, 2013, 2012 and 2011 contained the following components (in millions):

	Year Ended September 30,
	2013	2012	2011

Interest expense, net of capitalized interest costs	$256	$239	$186
Banking fees and bond cost amortization	21	21	27
Interest income	(19)	(17)	(8)
Net foreign exchange results for financing activities	(10)	(10)	(31)
Net financing charges	$248	$233	$174

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At September 30, 2013 the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen. At September 30, 2012, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

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

		Volume Outstanding as of
Commodity	Units	September 30, 2013	September 30, 2012
Copper	Pounds	14,705,000	13,135,000
Lead	Metric Tons	23,900	21,200
Aluminum	Metric Tons	2,709	2,868
Tin	Metric Tons	2,052	1,344

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2013 and 2012, the Company had hedged approximately 4.4 million and 4.5 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes which matured on November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes which matured on September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. In the fourth quarter of fiscal 2013, the Company entered into a fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.70% notes maturing March 1, 2015. Additionally, in the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.50% notes maturing January 15, 2016. There were ten interest rate swaps outstanding as of September 30, 2013 and eight interest rate swaps outstanding as of September 30, 2012.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Other current assets
Foreign currency exchange derivatives	$19	$14	$14	$8
Commodity derivatives	8	11	—	—
Interest rate swaps	2	2	—	—
Cross-currency interest rate swaps	7	1	—	—
Other noncurrent assets
Interest rate swaps	3	6	—	—
Equity swap	—	—	183	123
Total assets	$39	$34	$197	$131

Other current liabilities
Foreign currency exchange derivatives	$21	$17	$11	$9
Commodity derivatives	3	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	452	401	—	—
Long-term debt
Fixed rate debt swapped to floating	927	456	—	—
Total liabilities	$1,403	$874	$11	$9

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the fiscal years ended September 30, 2013 and 2012 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships		Year Ended September 30,
		2013	2012
Foreign currency exchange derivatives	Cost of sales	$1	$(19)
Commodity derivatives	Cost of sales	2	(25)
Forward treasury locks	Net financing charges	2	2
Total		$5	$(42)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	September 30, 2013	September 30, 2012
Foreign currency exchange derivatives	$(3)	$(3)
Commodity derivatives	3	7
Forward treasury locks	7	8
Total	$7	$12

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships		Year Ended September 30,
		2013	2012
Interest rate swap	Net financing charges	$(2)	$(8)
Fixed rate debt swapped to floating	Net financing charges	2	9
Total		$—	$1

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815		Year Ended September 30,
		2013	2012
Foreign currency exchange derivatives	Cost of sales	$(8)	$23
Foreign currency exchange derivatives	Net financing charges	25	(19)
Foreign currency exchange derivatives	Provision for income taxes	(5)	1
Equity swap	Selling, general and administrative	65	6
Total		$77	$11

The amount of gains recognized in cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $4 million and $1 million at September 30, 2013 and 2012, respectively. For the years ended September 30, 2013 and 2012, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

11.    FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2013 and 2012 (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$33	$—	$33	$—
Commodity derivatives	8	—	8	—
Interest rate swaps	2	—	2	—
Cross-currency interest rate swaps	7	—	7	—
Other noncurrent assets
Interest rate swaps	3	—	3	—
Investments in marketable common stock	30	30	—	—
Equity swap	183	183	—	—
Total assets	$266	$213	$53	$—
Other current liabilities
Foreign currency exchange derivatives	$32	$—	$32	$—
Commodity derivatives	3	—	3	—
Current portion of long-term debt
Fixed rate debt swapped to floating	452	—	452	—
Long-term debt
Fixed rate debt swapped to floating	927	—	927	—
Total liabilities	$1,414	$—	$1,414	$—

	Fair Value Measurements Using:
	Total as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$22	$—	$22	$—
Commodity derivatives	11	—	11	—
Interest rate swaps	2	—	2	—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent assets
Interest rate swaps	6	—	6	—
Investments in marketable common stock	32	32	—	—
Equity swap	123	123	—	—
Total assets	$197	$155	$42	$—
Other current liabilities
Foreign currency exchange derivatives	$26	$—	$26	$—
Current portion of long-term debt
Fixed rate debt swapped to floating	401	—	401	—
Long-term debt
Fixed rate debt swapped to floating	456	—	456	—
Total liabilities	$883	$—	$883	$—

Valuation Methods

Foreign currency exchange derivatives - The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2013 and 2012. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives - The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at September 30, 2013 and 2012.

Interest rate swaps and related debt - The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.80% notes which matured on November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes which matured on September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. In the fourth quarter of fiscal 2013, the Company entered into a fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.70% notes maturing March 1, 2015. Additionally, in the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.50% notes maturing January 15, 2016. There were ten interest rate swaps outstanding as of September 30, 2013 and eight interest rate swaps outstanding as of September 30, 2012.

Cross-currency interest rate swaps - The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At September 30, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen. At September 30, 2012, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

Investments in marketable common stock - The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. As of September 30, 2013 and 2012, the Company recorded unrealized gains of $7 million and $5 million, respectively, in accumulated other comprehensive income. The Company recorded no unrealized losses in accumulated other comprehensive income as of September 30, 2013 and 2012. In the second quarter of fiscal 2012, the Company recorded an impairment charge related to an investment in marketable common stock due to the investee’s bankruptcy announcement in March 2012. As a result, the Company recorded a $14 million impairment charge within selling, general, and administrative expenses in the Power Solutions segment. The impairment reduced the investment to zero and was measured under a market approach using the publicized share price. The inputs utilized in the analysis are classified as Level 1 inputs within the fair value hierarchy as defined in ASC 820.

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

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $5.7 billion and $6.3 billion at September 30, 2013 and 2012, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

12.    STOCK-BASED COMPENSATION

On January 23, 2013, the shareholders of the Company approved the Johnson Controls, Inc. 2012 Omnibus Incentive Plan (the "2012 Plan"). The types of awards authorized by the 2012 Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based awards. The Compensation Committee of the Company's Board of Directors will determine the types of awards to be granted to individual participants and the terms and conditions of the awards. The 2012 Plan provides that 37 million shares of the Company's common stock are reserved for issuance under the 2012 Plan, and 36 million shares remained available for issuance at September 30, 2013.

Prior to shareholder approval of the 2012 Plan, the Company maintained the Johnson Controls, Inc. 2007 Stock Option Plan and the Johnson Controls, Inc. 2001 Restricted Stock Plan (the "Existing Plans"). The Existing Plans terminated on January 23, 2013 as a result of shareholder approval of the 2012 Plan, ending the authority to grant new awards under the Existing Plans. All awards under the Existing Plans that were outstanding as of January 23, 2013 continue to be governed by the Existing Plans. Pursuant to the Existing Plans, all forfeitures under such plans will be deposited into the reserve for the 2012 Plan.

The Company has four share-based compensation plans, which are described below. The compensation cost charged against income, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $91 million, $55 million and $47 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $36 million, $22 million and $19 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. The Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

Stock Options

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date.

The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended September 30,
	2013	2012	2011
Expected life of option (years)	5.0 - 6.7	4.8 - 6.4	4.5 - 6.0
Risk-free interest rate	0.62% - 1.33%	0.54% - 1.61%	1.10% - 1.58%
Expected volatility of the Company’s stock	41.00%	40.00%	38.00%
Expected dividend yield on the Company’s stock	2.03%	1.81%	1.74%

A summary of stock option activity at September 30, 2013, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2012	$26.39	36,468,503
Granted	27.96	5,554,690
Exercised	22.10	(11,576,924)
Forfeited or expired	30.03	(1,042,988)
Outstanding, September 30, 2013	$28.25	29,403,281	5.9	$390
Exercisable, September 30, 2013	$27.97	17,699,011	4.4	$239

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2013, 2012 and 2011 was $8.58, $8.92 and $9.09, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2013, 2012 and 2011 was approximately $154 million, $19 million and $101 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2013, 2012 and 2011 of approximately $254 million, $40 million and $105 million, respectively.

The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718. The tax benefit from the exercise of stock options, which is recorded in capital in excess of par value, was $35 million, $3 million and $30 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. The Company does not settle stock options granted under share-based payment arrangements for cash.

At September 30, 2013, the Company had approximately $36 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock Appreciation Rights (SARs)

SARs vest under the same terms and conditions as stock option awards; however, they are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in the Company’s consolidated statements of financial position as a liability until the date of exercise.

The fair value of each SAR award is estimated using a similar method described for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value.

The assumptions used to determine the fair value of the SAR awards at September 30, 2013 were as follows:

Expected life of SAR (years)	0.05 - 3.3
Risk-free interest rate	0.02% - 0.74%
Expected volatility of the Company’s stock	41.00%
Expected dividend yield on the Company’s stock	2.03%

A summary of SAR activity at September 30, 2013, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2012	$26.93	3,775,878
Granted	27.85	1,018,650
Exercised	23.67	(923,570)
Forfeited or expired	28.42	(126,167)
Outstanding, September 30, 2013	$27.94	3,744,791	6.3	$51
Exercisable, September 30, 2013	$27.44	1,884,356	4.3	$27

In conjunction with the exercise of SARs granted, the Company made payments of $11 million, $2 million and $4 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Restricted (Nonvested) Stock

The 2012 Plan provides for the award of restricted stock or restricted stock units to certain key employees. These awards are typically share settled unless the employee is a non-U.S. employee or elects to defer settlement until retirement at which point the award would be settled in cash. Restricted awards typically vest 50% after two years from the grant date and 50% after four years from the grant date. The 2012 Plan allows for different vesting terms on specific grants with approval by the Board of Directors.

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2013, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2012	$30.46	997,059
Granted	30.14	515,700
Vested	36.85	(233,150)
Forfeited	28.74	(37,750)
Nonvested, September 30, 2013	$29.18	1,241,859

At September 30, 2013, the Company had approximately $16 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Performance Share Awards

The 2012 Plan permits the grant of performance-based share unit ("PSU") awards. The number of PSUs granted is equal to the PSU award value divided by the closing price of the Company's common stock at the grant date. The PSUs are generally contingent on the achievement of pre-determined performance goals over a three-year performance period as well as on the award holder's continuous employment until the vesting date. Each PSU that is earned will be settled with a share of the Company's common stock following the completion of the performance period, unless the award holder elected to defer a portion or all of the award until retirement which would then be settled in cash.

A summary of the status of the Company’s nonvested PSUs at September 30, 2013, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2012	$—	—
Granted	30.73	547,800
Forfeited	30.73	(6,100)
Nonvested, September 30, 2013	$30.73	541,700

At September 30, 2013, the Company had approximately $19 million of total unrecognized compensation cost related to nonvested PSUs granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2013	2012	2011
Income Available to Common Shareholders
Basic income available to common shareholders	$1,178	$1,184	$1,415
Interest expense, net of tax	—	1	3
Diluted income available to common shareholders	$1,178	$1,185	$1,418

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	683.7	681.5	677.7
Effect of dilutive securities:
Stock options and unvested restricted stock	5.5	5.2	8.1
Equity units	—	1.9	4.1
Diluted weighted average shares outstanding	689.2	688.6	689.9

Antidilutive Securities
Options to purchase common shares	0.8	1.4	0.3

During the three months ended September 30, 2013 and 2012, the Company declared a dividend of $0.19 and $0.18, respectively, per common share. During the twelve months ended September 30, 2013 and 2012, the Company declared four quarterly dividends totaling $0.76 and $0.72, respectively, per common share. With the exception of the quarterly dividend declared and paid in the three months ended December 31, 2012, the Company paid all dividends in the month subsequent to the end of each fiscal quarter.

14.    EQUITY AND NONCONTROLLING INTERESTS

The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
At September 30, 2010 (revised)	$10,183	$106	$10,289
Total comprehensive income:
Net income	1,415	53	1,468
Foreign currency translation adjustments	(109)	(1)	(110)
Realized and unrealized losses on derivatives	(47)	—	(47)
Unrealized gains on marketable common stock	3	—	3
Pension and postretirement plans	4	—	4
Other comprehensive loss	(149)	(1)	(150)
Comprehensive income	1,266	52	1,318
Other changes in equity:
Cash dividends - common stock ($0.64 per share)	(435)	—	(435)
Dividends attributable to noncontrolling interests	—	(32)	(32)
Redemption value adjustment attributable to redeemable noncontrolling interests	(32)	—	(32)
Change in noncontrolling interest share	—	12	12
Other, including options exercised	172	—	172
At September 30, 2011	11,154	138	11,292
Total comprehensive income:
Net income	1,184	58	1,242
Foreign currency translation adjustments	(221)	—	(221)
Realized and unrealized gains on derivatives	39	—	39
Unrealized losses on marketable common stock	(1)	—	(1)
Pension and postretirement plans	(8)	—	(8)
Other comprehensive loss	(191)	—	(191)
Comprehensive income	993	58	1,051
Other changes in equity:
Cash dividends - common stock ($0.72 per share)	(492)	—	(492)
Dividends attributable to noncontrolling interests	—	(48)	(48)
Redemption value adjustment attributable to redeemable noncontrolling interests	(35)	—	(35)
Repurchases of common stock	(102)	—	(102)
Other, including options exercised	107	—	107
At September 30, 2012	11,625	148	11,773
Total comprehensive income:
Net income	1,178	71	1,249
Foreign currency translation adjustments	(21)	—	(21)
Realized and unrealized losses on derivatives	(5)	—	(5)
Unrealized gains on marketable common stock	2	—	2
Pension and postretirement plans	(16)	—	(16)
Other comprehensive loss	(40)	—	(40)
Comprehensive income	1,138	71	1,209
Other changes in equity:
Cash dividends - common stock ($0.76 per share)	(520)	—	(520)
Dividends attributable to noncontrolling interests	—	(39)	(39)
Redemption value adjustment attributable to redeemable noncontrolling interests	59	—	59
Repurchases of common stock	(350)	—	(350)
Change in noncontrolling interest share	—	80	80
Other, including options exercised	362	—	362
At September 30, 2013	$12,314	$260	$12,574

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011
Beginning balance, September 30	$253	$260	$196
Net income	48	69	64
Foreign currency translation adjustments	1	(1)	—
Change in noncontrolling interest share	(63)	(95)	(21)
Dividends	(23)	(15)	(11)
Redemption value adjustment	(59)	35	32
Ending balance, September 30	$157	$253	$260

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011

Foreign currency translation adjustments
Balance at beginning of period	$413	$634	$743
Aggregate adjustment for the period (net of tax effect of $19, $(15) and $(3))	(21)	(221)	(109)
Balance at end of period	392	413	634

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	12	(27)	20
Current period changes in fair value (net of tax effect of $(2), $9 and $(17))	(2)	14	(28)
Reclassification to income (net of tax effect of $(2), $17 and $(13)) *	(3)	25	(19)
Balance at end of period	7	12	(27)

Unrealized gains (losses) on marketable common stock
Balance at beginning of period	5	6	3
Current period changes in fair value (net of tax effect of $0, $(3) and $0)	2	(15)	3
Reclassifications to income (net of tax effect of $0) **	—	14	—
Balance at end of period	7	5	6

Pension and postretirement plans
Balance at beginning of period	28	36	32
Reclassification to income (net of tax effect of $(9), $(7) and $(1)) ***	(18)	(10)	(2)
Other changes (net of tax effect of $0)	2	2	6
Balance at end of period	12	28	36

Accumulated other comprehensive income, end of period	$418	$458	$649

* Refer to Note 10, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

** Refer to Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of the line item on the consolidated statements of income affected by reclassifications from AOCI into income related to marketable common stock.

*** Refer to Note 15, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the year ended September 30, 2013, the income reclassified from AOCI into income for pension and postretirement plans was split approximately evenly between cost of sales and selling, general and administrative expenses on the consolidated statement of income. For the year ended September 30, 2012, the reclassified income was primarily recorded in cost of sales. For the year ended September 30, 2011, approximately $8 million of reclassified income was recorded in cost of sales, and approximately $6 million of reclassified expense was recorded in selling, general and administrative expenses.

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

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $3,069 million, $2,981 million and $2,392 million, respectively, as of September 30, 2013 and $4,450 million, $4,242 million and $3,279 million, respectively, as of September 30, 2012.

In fiscal 2013, total employer and employee contributions to the defined benefit pension plans were $95 million, of which $1 million were voluntary contributions made by the Company. The Company expects to contribute approximately $80 million in cash to its defined benefit pension plans in fiscal 2014. Projected benefit payments from the plans as of September 30, 2013 are estimated as follows (in millions):

2014	$265
2015	262
2016	268
2017	269
2018	275
2019-2023	1,456

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

The September 30, 2013 postretirement PBO for both pre-65 and post-65 years of age employees was determined using assumed medical care cost trend rates of 7.5% for U.S. plans, decreasing one half percent to one quarter percent each year to an ultimate rate of 5% and 7.25% for non-U.S. plans, decreasing three twentieths of one percent each year to an ultimate rate of 4.5%. The prescription drug trend rates used were 7.5% for U.S. plans, decreasing one half percent to one quarter percent each year to an ultimate rate of 5% and 8.15% for non-U.S. plans, decreasing one fifth of one percent each year to an ultimate rate of 4.5%. The September 30, 2012 PBO for both pre-65 and post-65 years of age employees was determined using medical care cost trend rates of 7.5% for U.S. plans, decreasing one half percent each year to an ultimate rate of 5% and 7.5% for non-U.S. plans, decreasing three twentieths of one percent each year to an ultimate rate of 4.5%. The prescription drug trend rates used were 7.5% for U.S. plans, decreasing one half percent each year to an ultimate rate of 5% and 8.5% for the non-U.S. plans, decreasing one fifth of one percent each year to an ultimate rate of 4.5%. The health care cost trend assumption does not have a significant effect on the amounts reported.

In fiscal 2013, total employer and employee contributions to the postretirement plans were $13 million, of which $12 million were voluntary contributions made by the Company. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2014. Projected benefit payments from the plans as of September 30, 2013 are estimated as follows (in millions):

2014	$21
2015	21
2016	22
2017	23
2018	23
2019-2023	102

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

Savings and Investment Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $118 million, $105 million and $105 million for the fiscal years ended 2013, 2012 and 2011, respectively.

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

The Company participates in over 300 multiemployer benefit plans, primarily related to its Building Efficiency business in the U.S., none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2013, 2012 and 2011 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $44 million, $47 million and $51 million to multiemployer benefit plans in fiscal 2013, 2012 and 2011, respectively.

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

Plan Assets

The Company’s investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased and a target duration close to that of the plan liability. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities to diversify the expected investment returns relative to the equity and fixed income investments. As a result of our diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

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

The Company’s plan assets at September 30, 2013 and 2012, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$30	$30	$—	$—

Equity Securities
Large-Cap	525	525	—	—
Small-Cap	261	261	—	—
International - Developed	523	523	—	—

Fixed Income Securities
Government	173	166	7	—
Corporate/Other	842	652	190	—

Hedge Funds	17	—	—	17

Real Estate	285	—	—	285

Total	$2,656	$2,157	$197	$302

Non-U.S. Pension

Cash	$30	$30	$—	$—

Equity Securities
Large-Cap	132	132	—	—
International - Developed	371	269	102	—
International - Emerging	31	31	—	—

Fixed Income Securities
Government	376	376	—	—
Corporate/Other	531	531	—	—

Commodities	6	6	—	—

Hedge Fund	89	—	—	89

Real Estate	90	81	—	9

Total	$1,656	$1,456	$102	$98

Postretirement

Cash	$10	$10	$—	$—

Equity Securities
Large-Cap	36	36	—	—
Small-Cap	12	12	—	—
International - Developed	29	29	—	—
International - Emerging	14	14	—	—

Fixed Income Securities
Government	24	24	—	—
Corporate/Other	71	71	—	—

Commodities	17	17	—	—

Real Estate	13	13	—	—

Total	$226	$226	$—	$—

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$25	$25	$—	$—

Equity Securities
Large-Cap	781	781	—	—
Small-Cap	324	324	—	—
International - Developed	617	617	—	—

Fixed Income Securities
Government	685	685	—	—
Corporate/Other	219	219	—	—

Hedge Funds	94	—	—	94

Real Estate	240	—	—	240

Total	$2,985	$2,651	$—	$334

Non-U.S. Pension

Cash	$61	$61	$—	$—

Equity Securities
Large-Cap	134	134	—	—
International - Developed	383	383	—	—
International - Emerging	46	46	—	—

Fixed Income Securities
Government	334	334	—	—
Corporate/Other	540	540	—	—

Commodities	12	12	—	—

Hedge Fund	56	—	—	56

Real Estate	91	83	—	8

Total	$1,657	$1,593	$—	$64

Postretirement

Cash	$6	$6	$—	$—

Equity Securities
Large-Cap	35	35	—	—
Small-Cap	11	11	—	—
International - Developed	25	25	—	—
International - Emerging	14	14	—	—

Fixed Income Securities
Government	26	26	—	—
Corporate/Other	74	74	—	—

Commodities	20	20	—	—

Real Estate	12	12	—	—

Total	$223	$223	$—	$—

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

The following sets forth a summary of changes in the fair value of assets measured using significant unobservable inputs (Level 3) (in millions):

	Total	Hedge Funds	Real Estate
U.S. Pension

Asset value as of September 30, 2011	$298	$94	$204

Additions net of redemptions	11	—	11
Unrealized gain	25	—	25

Asset value as of September 30, 2012	$334	$94	$240

Additions net of redemptions	(74)	(80)	6
Realized gain	32	13	19
Unrealized gain (loss)	10	(10)	20

Asset value as of September 30, 2013	$302	$17	$285

Non-U.S. Pension

Asset value as of September 30, 2011	$7	$—	$7

Additions net of redemptions	48	48	—
Unrealized gain	9	8	1

Asset value as of September 30, 2012	$64	$56	$8

Additions net of redemptions	31	31	—
Unrealized gain	3	2	1

Asset value as of September 30, 2013	$98	$89	$9

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2013	2012	2013	2012	2013	2012

Accumulated Benefit Obligation	$2,839	$3,586	$1,905	$1,904	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	3,736	2,953	2,025	1,852	266	259
Service cost	90	69	38	41	5	5
Interest cost	151	150	64	73	11	13
Plan participant contributions	—	—	5	6	6	7
Acquisitions	—	—	2	6	—	—
Divestitures (1)	—	—	(20)	(2)	—	—
Actuarial (gain) loss	(452)	722	84	109	(21)	7
Amendments made during the year	(2)	—	1	(6)	—	—
Benefits and settlements paid	(621)	(158)	(176)	(93)	(22)	(31)
Estimated subsidy received	—	—	—	—	1	2
Curtailment	—	—	(15)	(2)	—	—
Other	—	—	4	41	—	2
Currency translation adjustment	—	—	(15)	—	(1)	2

Projected benefit obligation at end of year	$2,902	$3,736	$1,997	$2,025	$245	$266

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,985	$2,372	$1,657	$1,471	$223	$156
Actual return on plan assets	282	504	110	155	12	35
Acquisitions	—	—	1	—	—	—
Divestitures	—	—	—	(1)	—	—
Employer and employee contributions	10	267	85	97	13	63
Benefits paid	(136)	(158)	(64)	(74)	(22)	(31)
Settlement payments	(485)	—	(112)	(19)	—	—
Other	—	—	3	16	—	—
Currency translation adjustment	—	—	(24)	12	—	—

Fair value of plan assets at end of year	$2,656	$2,985	$1,656	$1,657	$226	$223

Funded status	$(246)	$(751)	$(341)	$(368)	$(19)	$(43)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$29	$3	$83	$61	$51	$39
Accrued benefit liability	(275)	(754)	(424)	(429)	(70)	(82)

Net amount recognized	$(246)	$(751)	$(341)	$(368)	$(19)	$(43)

Weighted Average Assumptions (2)
Discount rate (3)	4.90%	4.15%	3.60%	3.40%	4.90%	4.15%
Rate of compensation increase	3.30%	3.25%	2.60%	2.40%	NA	NA

(1)
Fiscal 2013 includes $14 million of projected benefit obligations transferred to liabilities held for sale on the consolidated statement of financial position for non-U.S. plans. Refer to Note 3, "Assets and Liabilities Held for Sale," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

(2)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2013 and 2012.

(3)
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

Accumulated Other Comprehensive Income

The amounts in accumulated other comprehensive income on the consolidated statement of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2013 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive loss (income)
Net transition obligation	$1	$—
Net prior service credit	(10)	(9)
Total	$(9)	$(9)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below (in millions):

	Pension Benefits	Postretirement Benefits
Amortization of:
Net transition obligation	$—	$—
Net prior service credit	—	(7)
Total	$—	$(7)

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit cost (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost (Credit):
Service cost	$90	$69	$66	$38	$41	$34	$5	$5	$5
Interest cost	151	150	145	64	73	70	11	13	13
Expected return on plan assets	(232)	(214)	(203)	(71)	(75)	(75)	(13)	(11)	—
Net actuarial (gain) loss	(433)	432	336	48	30	43	(20)	(15)	5
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	2	(17)	(17)	(17)
Curtailment gain	—	—	—	(26)	(2)	(19)	—	—	—
Settlement (gain) loss	(69)	—	—	(1)	—	4	—	—	—

Net periodic benefit cost (credit)	$(492)	$438	$345	$51	$66	$59	$(34)	$(25)	$6

Expense Assumptions:
Discount rate	4.15%	5.25%	5.50%	3.40%	4.00%	4.00%	4.15%	5.25%	5.50%
Expected return on plan assets	8.00%	8.50%	8.50%	4.55%	5.15%	5.50%	5.80%	6.30%	NA
Rate of compensation increase	3.25%	3.30%	3.20%	2.45%	2.45%	3.00%	NA	NA	NA

16.    SIGNIFICANT RESTRUCTURING AND IMPAIRMENT COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2012 and recorded $297 million of significant restructuring and impairment costs, of which $52 million was recorded in the third quarter and $245 million in the fourth quarter of fiscal 2012. As a continuation of its restructuring plan announced in fiscal 2012, the Company recorded $985 million of significant restructuring and impairment costs in fiscal 2013, of which $84 million was recorded in the second quarter, $143 million in the third quarter and $758 million in the fourth quarter of fiscal 2013. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

The following table summarizes the changes in the Company’s restructuring reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total
Original Reserve	$237	$39	$—	$21	$—	297
Utilized—cash	(16)	—	—	(6)	—	(22)
Utilized—noncash	—	(39)	—	(8)	—	(47)
Balance at September 30, 2012	$221	$—	$—	$7	$—	$228
Additional restructuring and impairment costs	392	156	430	7	—	985
Utilized—cash	(141)	—	—	(7)	—	(148)
Utilized—noncash	—	(156)	(430)	(4)	2	(588)
Transfer to liabilities held for sale	(31)	—	—	—	—	(31)
Balance at September 30, 2013	$441	$—	$—	$3	$2	$446

The Company's restructuring plans included workforce reductions of approximately 16,700 employees (9,500 for the Automotive Experience business, 6,200 for the Building Efficiency business and 1,000 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2013, approximately 6,300 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twenty-one plant closures (seventeen for Automotive Experience, two for Building Efficiency and two for Power Solutions). As of September 30, 2013, five of the twenty-one plants have been closed.

Refer to Note 17, “Impairment of Long-Lived Assets,” of the notes to consolidated financial statements for further information regarding the long-lived asset impairment charges recorded as part of the restructuring actions.

Refer to Note 6, “Goodwill and other Intangible Assets," of the notes to consolidated financial statements for further information regarding the goodwill impairment charge recorded in the fourth quarter of fiscal 2013.

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

In the second, third and fourth quarters of fiscal 2013, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2013. In addition, in the fourth quarter of fiscal 2013, the Company concluded that it had a triggering event requiring assessment of impairment for the long-lived assets held by the Automotive Experience Interiors segment due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $156 million impairment charge within restructuring and impairment costs on the consolidated statement of income, of which $13 million was recorded in the second quarter, $36 million in the third quarter and $107 million in the fourth quarter of fiscal 2013. Of the total impairment charge, $57 million related to the Automotive Experience Interiors segment, $40 million related to the Building Efficiency Other segment, $22 million related to the Automotive Experience Seating segment, $18 million related to the Power Solutions segment, $12 million related to corporate assets and $7 million related to various segments within the Building Efficiency business. Refer to Note 16, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the third and fourth quarters of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2012. In addition, in the fourth quarter of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets due to volume declines in the European automotive markets. As a result, the Company reviewed the long-lived assets for impairment and recorded a $39 million impairment charge within restructuring and impairment costs on the consolidated statement of income, of which $3 million was recorded in the third quarter and $36 million in the fourth quarter of fiscal 2012. Of the total impairment charge, $14 million related to the Power Solutions segment, $11 million related to the Automotive Experience Interiors segment, $4 million related to the Building Efficiency Other segment and $10 million related to corporate assets. Refer to Note 16, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second quarter of fiscal 2012, the Company recorded an impairment charge related to an equity investment. Refer to Note 11, “Fair Value Measurements,” of the notes to consolidated financial statements for additional information.

At September 30, 2013 and 2012, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for discussion of the Company’s goodwill impairment testing. Refer to Note 6, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements for further information regarding the goodwill impairment charge recorded in the fourth quarter of fiscal 2013.

18.    INCOME TAXES

In the fourth quarter of fiscal 2013, the Company changed its method of inventory costing for certain inventory in its Power Solutions business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. Certain amounts have been revised to reflect the retrospective application of this accounting policy change. The $112 million adjustment to the opening balance of retained earnings as of September 30, 2010 was net of a $73 million tax provision. Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2013	2012	2011
Tax expense at federal statutory rate	$863	$532	$627
State income taxes, net of federal benefit	46	17	(10)
Foreign income tax expense at different rates and foreign losses without tax benefits	(317)	(381)	(351)
U.S. tax on foreign income	(69)	(20)	28
Reserve and valuation allowance adjustments	197	13	(30)
U.S. credits and incentives	(28)	(13)	(7)
Gain on business divestiture	59	—	—
Restructuring and impairment costs	235	81	—
Change in assertion over permanently reinvested earnings	210	—	—
Other	(28)	(20)	1
Provision for income taxes	$1,168	$209	$258

The effective rate is above the U.S. statutory rate for fiscal 2013 primarily due to the tax consequences of the sale of the HomeLink® product line, significant restructuring and impairment costs, the change in our assertion over reinvestment of foreign undistributed earnings primarily related to the Electronics business, and valuation allowance and uncertain tax position adjustments, partially offset by favorable tax audit resolutions, the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate. The effective rate is below the U.S. statutory rate for fiscal 2012 and 2011 primarily due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate.

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

In the fourth quarter of fiscal 2013, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Germany and Poland would not be realized. The Company also determined that it was more likely than not that the deferred tax assets within two French Power Solutions entities would be realized. Therefore, the Company recorded $145 million of net valuation allowances as income tax expense in the three month period ended September 30, 2013.

In the second quarter of fiscal 2013, the Company determined that it was more likely than not that a portion of the deferred tax assets within Brazil and Germany would not be realized. Therefore, the Company recorded $94 million of valuation allowances as income tax expense.

In fiscal 2012, the Company recorded an overall increase to its valuation allowances of $47 million primarily due to a discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2012, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Power Solutions in China would not be realized. Therefore, the Company recorded a $35 million valuation allowance as income tax expense in the three month period ended September 30, 2012.

In fiscal 2011, the Company recorded a decrease to its valuation allowances primarily due to a $30 million discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2011, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that the deferred tax assets primarily within Denmark, Italy, Automotive Experience in Korea and Automotive Experience in the United Kingdom would be realized. Therefore, the Company released a net $30 million of valuation allowances as a benefit to income tax expense in the three month period ended September 30, 2011.

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

At September 30, 2013, the Company had gross tax effected unrecognized tax benefits of $1,345 million of which $1,198 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2013 was approximately $84 million (net of tax benefit).

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended September 30,
	2013	2012	2011
Beginning balance, September 30	$1,465	$1,357	$1,262
Additions for tax positions related to the current year	123	143	150
Additions for tax positions of prior years	84	36	20
Reductions for tax positions of prior years	(43)	(58)	(62)
Settlements with taxing authorities	(160)	—	(5)
Statute closings	(45)	(13)	(8)
Audit resolutions	(79)	—	—
Ending balance, September 30	$1,345	$1,465	$1,357

In the U.S., fiscal years 2010 through 2012 are currently under exam by the Internal Revenue Service (IRS) and 2004 through 2009 are currently under (IRS) appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2011 - 2012
Brazil	2004 - 2008
Canada	2007 - 2010
France	2002 - 2012
Germany	2001 - 2010
Italy	2005 - 2009
Japan	2010 - 2012
Korea	2008 - 2012
Mexico	2003 - 2004, 2008 - 2011
Poland	2008 - 2009

The Company expects that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which is not expected to be significant to the Company's consolidated financial statements.

In the third quarter of fiscal 2013, tax audit resolutions resulted in a net $79 million benefit to income tax expense.

As a result of foreign law changes during the second quarter of fiscal 2013, the Company increased its total reserve for uncertain tax positions, resulting in income tax expense of $17 million.

As a result of certain events related to prior tax planning initiatives, during the third quarter of fiscal 2012, the Company reduced the reserve for uncertain tax positions by $22 million, including $13 million of interest and penalties, resulting in a benefit to income tax expense.

Other Tax Matters

In the fourth quarter of fiscal 2013, the Company disposed of assets, the HomeLink® product line and certain businesses, which resulted in $59 million of incremental tax expense above the statutory rate on the net gain.

In the fourth quarter of fiscal 2013, the Company provided income tax expense on the foreign undistributed earnings of the non-U.S. subsidiaries primarily related to the Electronics business, which resulted in $210 million of incremental tax expense.

During fiscal 2013, the Company incurred significant charges for restructuring and impairment costs. A substantial portion of these charges cannot be benefited for tax purposes due to the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets, thus causing a $235 million incremental tax expense.

In the third quarter of fiscal 2013, the Company resolved certain Mexican tax issues, which resulted in a $61 million benefit to income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

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

During the fiscal year ended September 30, 2012, tax legislation was adopted in Japan which reduced its statutory income tax rate by 5%. Also, tax legislation was adopted in various jurisdictions to limit the annual utilization of tax losses that are carried forward.

None of these changes had a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Continuing Operations

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2013	2012	2011
Current
Federal	$327	$118	$56
State	41	12	—
Foreign	527	313	458
	895	443	514
Deferred
Federal	462	94	95
State	14	18	(9)
Foreign	(203)	(346)	(342)
	273	(234)	(256)

Provision for income taxes	$1,168	$209	$258

Consolidated domestic income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2013, 2012 and 2011 was income of $2,335 million, $1,061 million and $1,013 million, respectively. Consolidated foreign income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2013, 2012 and 2011 was income of $130 million, $459 million and $777 million, respectively.

Income taxes paid for the fiscal years ended September 30, 2013, 2012 and 2011were $531 million, $496 million and $384 million, respectively.

The Company has not provided additional U.S. income taxes on approximately $7.6 billion of undistributed earnings of consolidated foreign subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings. In the fourth quarter of fiscal 2013, the Company provided income tax expense on the foreign undistributed earnings of the non-U.S. subsidiaries primarily related to the Electronics business, which resulted in $210 million of incremental tax expense. Refer to “Capitalization” within the “Liquidity and Capital Resources” section of Item 7 for discussion of domestic and foreign cash projections.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2013	2012
Other current assets	$567	$518
Other noncurrent assets	1,349	1,783
Other current liabilities	(4)	(10)
Other noncurrent liabilities	(58)	(95)

Net deferred tax asset	$1,854	$2,196

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2013	2012
Deferred tax assets
Accrued expenses and reserves	$439	$488
Employee and retiree benefits	173	444
Net operating loss and other credit carryforwards	2,752	2,582
Research and development	146	79
	3,510	3,593
Valuation allowances	(1,172)	(766)
	2,338	2,827
Deferred tax liabilities
Property, plant and equipment	128	119
Intangible assets	196	349
Other	160	163
	484	631

Net deferred tax asset	$1,854	$2,196

Note that the above tables exclude the amounts of deferred tax assets and liabilities for fiscal 2013 that have been transferred to assets held for sale and liabilities held for sale within the consolidated statement of financial position.

At September 30, 2013, the Company had available net operating loss carryforwards of approximately $5.0 billion, of which $2.1 billion will expire at various dates between 2014 and 2032, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2013 of $900 million, which will expire at various dates between 2016 and 2022. The valuation allowance, generally, is for loss carryforwards for which realization is uncertain because it is unlikely that the losses will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

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

Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans. General corporate and other overhead expenses are allocated to business segments in determining segment income. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2013	2012	2011
Net Sales
Building Efficiency
North America Systems	$2,362	$2,389	$2,343
North America Service	2,130	2,145	2,305
Global Workplace Solutions	4,265	4,294	4,153
Asia	2,022	1,987	1,840
Other	3,812	3,900	4,252
	14,591	14,715	14,893
Automotive Experience
Seating	16,285	15,854	14,656
Interiors	4,176	4,129	4,119
Electronics	1,320	1,351	1,290
	21,781	21,334	20,065
Power Solutions	6,358	5,906	5,875

Total net sales	$42,730	$41,955	$40,833

	Year Ended September 30,
	2013	2012	2011
Segment Income (Loss)
Building Efficiency
North America Systems (1)	$279	$286	$247
North America Service (2)	228	164	121
Global Workplace Solutions (3)	114	52	22
Asia (4)	278	267	251
Other (5)	89	141	105
	988	910	746
Automotive Experience
Seating (6)	723	694	641
Interiors (7)	(9)	(20)	(5)
Electronics (8)	585	129	144
	1,299	803	780
Power Solutions (9)	1,006	784	822

Total segment income	$3,293	$2,497	$2,348

Net financing charges	(248)	(233)	(174)
Restructuring and impairment costs	(985)	(297)	—
Net mark-to-market adjustments on pension and postretirement plans	405	(447)	(384)

Income before income taxes	$2,465	$1,520	$1,790

	September 30,
	2013	2012	2011
Assets
Building Efficiency
North America Systems	$1,222	$1,326	$1,300
North America Service	1,477	1,523	1,581
Global Workplace Solutions	1,286	1,234	1,228
Asia	1,352	1,316	1,247
Other	3,769	3,947	4,115
	9,106	9,346	9,471
Automotive Experience
Seating	9,763	9,334	9,319
Interiors (10)	1,872	2,577	2,590
Electronics (10)	—	842	889
	11,635	12,753	12,798
Power Solutions	7,459	7,312	6,750
Assets held for sale	804	—	—
Unallocated	2,514	1,543	769

Total	$31,518	$30,954	$29,788

	Year Ended September 30,
	2013	2012	2011
Depreciation/Amortization
Building Efficiency
North America Systems	$11	$12	$10
North America Service	25	25	25
Global Workplace Solutions	25	24	18
Asia	19	19	15
Other	89	66	69
	169	146	137
Automotive Experience
Seating	354	320	273
Interiors	116	109	111
Electronics	41	35	35
	511	464	419
Power Solutions	272	214	175

Total	$952	$824	$731

	Year Ended September 30,
	2013	2012	2011
Capital Expenditures
Building Efficiency
North America Systems	$4	$6	$6
North America Service	8	25	17
Global Workplace Solutions	7	7	32
Asia	73	38	22
Other	106	103	91
	198	179	168
Automotive Experience
Seating	467	549	446
Interiors	235	171	146
Electronics	52	57	46
	754	777	638
Power Solutions	425	875	519

Total	$1,377	$1,831	$1,325

(1)	Building Efficiency - North America Systems segment income for the years ended September 30, 2013 and 2012 excludes $20 million and $2 million, respectively, of restructuring and impairment costs.

(2)
Building Efficiency - North America Service segment income for the years ended September 30, 2013 and 2012 excludes $18 million and $6 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2012 and 2011 North America Service segment income includes $1 million and $2 million, respectively, of equity income.

(3)
Building Efficiency - Global Workplace Solutions segment income for the years ended September 30, 2013 and 2012 excludes $54 million and $16 million, respectively, of restructuring and impairment costs.

(4)
Building Efficiency - Asia segment income for the years ended September 30, 2013 and 2012 excludes $5 million and $1 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2013, 2012 and 2011, Asia segment income includes $2 million, $3 million and $3 million, respectively, of equity income.

(5)
Building Efficiency - Other segment income for the years ended September 30, 2013 and 2012 excludes $95 million and $64 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2013, 2012 and 2011, Other segment income includes $26 million, $23 million and $17 million, respectively, of equity income.

(6)
Automotive Experience - Seating segment income for the years ended September 30, 2013 and 2012 excludes $152 million and $101 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2013, 2012 and 2011, Seating segment income includes $287 million, $194 million and $192 million, respectively, of equity income.

(7)
Automotive Experience - Interiors segment income for the years ended September 30, 2013 and 2012 excludes $560 million and $48 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2013, 2012 and 2011, Interiors segment income includes $16 million, $17 million and $9 million, respectively, of equity income.

(8)
Automotive Experience - Electronics segment income for the years ended September 30, 2013 and 2012 excludes $28 million and $12 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2013, 2012 and 2011, Electronics segment income includes $3 million, $2 million and $13 million, respectively, of equity income. The year ended September 30, 2013 includes a $476 million gain on divestiture of the HomeLink® product line net of transaction costs.

(9)
Power Solutions segment income for the years ended September 30, 2013 and 2012 excludes $36 million and $37 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2013, 2012 and 2011, Power Solutions segment income includes $68 million, $100 million and $62 million, respectively, of equity income.

(10)
Current year amounts exclude assets held for sale. Refer to Note 3, "Assets and Liabilities Held for Sale," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

The Company has significant sales to the automotive industry. In fiscal years 2013, 2012 and 2011, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2013	2012	2011
Net Sales
United States	$16,681	$15,484	$14,367
Germany	4,730	4,790	4,590
Mexico	2,330	2,189	1,869
Other European countries	9,943	10,663	10,212
Other foreign	9,046	8,829	9,795

Total	$42,730	$41,955	$40,833

Long-Lived Assets (Year-end)
United States	$2,551	$2,521	$2,116
Germany	1,057	879	864
Mexico	560	588	540
Other European countries	1,439	1,557	1,356
Other foreign	978	895	740

Total	$6,585	$6,440	$5,616

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

20.    NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the “Investments in partially-owned affiliates” line in the consolidated statements of financial position as of September 30, 2013 and 2012. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the “Equity income” line in the consolidated statements of income for the years ended September 30, 2013, 2012 and 2011.

The following table presents summarized financial data for the Company’s nonconsolidated partially-owned affiliates. The amounts included in the table below represent 100% of the results of operations of such nonconsolidated partially-owned affiliates accounted for under the equity method.

Summarized balance sheet data as of September 30 is as follows (in millions):

	2013	2012
Current assets	$3,987	$3,339
Noncurrent assets	1,775	1,648
Total assets	5,762	4,987

Current liabilities	$3,046	$2,501
Noncurrent liabilities	613	553
Shareholders’ equity	2,103	1,933
Total liabilities and shareholders’ equity	5,762	4,987

Summarized income statement data for the years ended September 30 is as follows (in millions):

	2013	2012	2011
Net sales	$9,973	$9,261	$8,468
Gross profit	1,483	1,423	1,154
Net income attributable to the entity	639	664	526

21.    COMMITMENTS AND CONTINGENCIES

The Company accrues for potential environmental liabilities in a manner consistent with U.S. GAAP; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $25 million at September 30, 2013 and 2012. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2013 and 2012, the Company recorded conditional asset retirement obligations of $56 million and $76 million, respectively.

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

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2013	2012	2011

Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$78	$89	$96
Provision charged to costs and expenses	68	47	37
Reserve adjustments	(50)	(15)	(23)
Accounts charged off	(27)	(42)	(24)
Acquisition of businesses	1	—	4
Divestiture of businesses	(1)	—	—
Currency translation	—	(1)	(1)
Transfers to held for sale	(1)	—	—
Balance at end of period	$68	$78	$89

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$766	$719	$739
Allowance provision for new operating and other loss carryforwards	165	119	95
Acquisition of businesses	—	—	18
Allowance provision (benefit) adjustments	250	(72)	(133)
Transfers to held for sale	(9)	—	—
Balance at end of period	$1,172	$766	$719

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of September 30, 2013 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in its internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the fiscal year ended September 30, 2013.

ITEM 9B    OTHER INFORMATION

None.

PART III

The information required by Part III, Items 10, 11, 13 and 14, and certain of the information required by Item 12, is incorporated herein by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders (fiscal 2013 Proxy Statement), dated and to be filed with the SEC on or about December 9, 2013, as follows:

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections entitled “Q: Where can I find Corporate Governance materials for Johnson Controls?,” “Proposal One: Election of Directors,” “Corporate Governance,” "Board and Committee Membership," “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the fiscal 2013 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.

ITEM 11    EXECUTIVE COMPENSATION

Incorporated by reference to the sections entitled “Corporate Governance,” "Board and Committee Membership," “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation during Fiscal Year 2013,” “Potential Payments and Benefits Upon Termination or Change of Control,” and “Johnson Controls Share Ownership” of the fiscal 2013 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section entitled “Johnson Controls Share Ownership” of the fiscal 2013 Proxy Statement.

The following table provides information about the Company's equity compensation plans as of September 30, 2013:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	29,403,281	$28.25	36,377,076
Equity compensation plans not approved by shareholders	—	—	—
Total	29,403,281	$28.25	36,377,076

(c) Includes shares of Common Stock that remain available for grant as follows: 36,255,826 shares under the 2012 Omnibus Plan and 121,250 shares under the 2003 Stock Plan for Outside Directors.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the section entitled “Corporate Governance” of the fiscal 2013 Proxy Statement.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section entitled “Audit Committee Report” of the fiscal 2013 Proxy Statement.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	52

Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011	54

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2013, 2012 and 2011	55

Consolidated Statements of Financial Position at September 30, 2013 and 2012	56

Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011	57

Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. for the years ended September 30, 2013, 2012 and 2011	58

Notes to Consolidated Financial Statements	59

(2) Financial Statement Schedule

For the years ended September 30, 2013, 2012 and 2011:

Schedule II - Valuation and Qualifying Accounts	109

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 114 through 117 filed herewith.

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Financial statements of 50% or less-owned companies have been omitted because the proportionate share of their profit before income taxes and total assets are individually less than 20% of the respective consolidated amounts, and investments in such companies are less than 20% of consolidated total assets. Refer to Note 20, "Non-Consolidated Partially-Owned Affiliates" of the notes to consolidated financial statements for the summarized financial data for the Company’s nonconsolidated partially-owned affiliates.

Other Matters

For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-30309, 33-31271, 33-58094, 333-10707, 333-41564, 333-141578, 333-173326 and 333-188430.

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

JOHNSON CONTROLS, INC.

By	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

Date:	November 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 21, 2013, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Alex A. Molinaroli Alex A. Molinaroli President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ R. Bruce McDonald R. Bruce McDonald Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Brian J. Stief Brian J. Stief Vice President and Corporate Controller (Principal Accounting Officer)	/s/ Stephen A. Roell Stephen A. Roell Chairman and Director

/s/ David Abney David Abney Director	/s/ Dennis W. Archer Dennis W. Archer Director

/s/ Natalie A. Black Natalie A. Black Director	/s/ Julie L. Bushman Julie L. Bushman Director

/s/ Eugenio Clariond Reyes-Retana Eugenio Clariond Reyes-Retana Director	/s/ Richard Goodman Richard Goodman Director

/s/ Jeffrey A. Joerres Jeffrey A. Joerres Director	/s/ William H. Lacy William H. Lacy Director

/s/ Mark P. Vergnano Mark P. Vergnano Director	Raymond L. Conner Director

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

3.(i)
Restated Articles of Incorporation of Johnson Controls, Inc., as amended through January 23, 2013 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).

3.(ii)
Johnson Controls, Inc. By-Laws, as amended and restated through July 24, 2013 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed July 25, 2013) (Commission File No. 1-5097).

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

4.D
Senior indenture, dated January 17, 2006, between Johnson Controls, Inc. and U.S. Bank National Association, as successor trustee to JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Registration Statement on Form S-3 [Reg. No. 333-157502]).

4.E
Credit Agreement, dated as of August 6, 2013 among Johnson Controls, Inc., the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed August 9, 2013) (Commission File No. 1-5907).

4.F
Supplemental Indenture, dated March 16, 2009, between Johnson Controls, Inc., as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5907).

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

4.K	Form of Corporate Unit (incorporated by reference to Exhibit 4.6 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5907).

4.L	Form of Treasury Unit (incorporated by reference to Exhibit 4.7 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5907).

Johnson Controls, Inc
Index to Exhibits

Exhibit	Title

4.M	Form of Subordinated Note (incorporated by reference to Exhibit 4.8 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5907).

4.N
Officers’ Certificate, dated March 9, 2010 creating 5.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 10, 2010) (Commission File No. 1-5907).

4.O	[RESERVED].

4.P
Officers’ Certificate, dated February 4, 2011, establishing the Floating Rate Notes due 2014, 1.75% Senior Notes due 2014, 4.25% Senior Notes due 2021 and 5.70% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 7, 2011).

10.A	[RESERVED].

10.B
Johnson Controls, Inc. Common Stock Purchase Plan for Executives as amended through November 17, 2004 and effective December 1, 2004 (incorporated by reference to Exhibit 10.B to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2004) (Commission File No. 1-5097).**

10.C
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
Tax Refund Purchase Agreement among Dr. Beda Bolzenius, Johnson Controls, Inc. and Christiane Bolzenius dated as of November 30, 2012 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012) (Commission File No. 1-5097).**

10.F	[RESERVED].

10.G
Form of indemnity agreement effective January 16, 2006, between Johnson Controls, Inc. and each of the directors and elected officers (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2007) (Commission File No. 1-5097).**

10.H
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

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

10.K
Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended and restated effective September 20, 2011 (incorporated by reference to Exhibit 10.K to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.L
Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as first amended March 21, 2006 with effectiveness of August 1, 2006, and as currently amended effective September 20, 2011 (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.M	Johnson Controls, Inc. Executive Deferred Compensation Plan, as amended and restated effective July 23, 2013, filed herewith.**

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

10.Q	Johnson Controls, Inc. Compensation Summary for Non-Employee Directors as amended and restated effective October 1, 2013, filed herewith.**

10.S
Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended September 16, 2006, as in effect since October 2, 2006 (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.T
Johnson Controls, Inc. Long-Term Incentive Performance Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 1, 2011) (Commission File No. 1-5097).**

10.U
Johnson Controls, Inc. 2007 Stock Option Plan, amended as of September 20, 2011 (incorporated by reference to Exhibit 10.U to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.V
Form of stock option or stock appreciation right award agreement for Johnson Controls, Inc. 2007 Stock Option Plan effective September 20, 2011 (incorporated by reference to Exhibit 10.V to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.W
Supplemental Agreement to the Employment Contract between Johnson Controls GmbH and Dr. Beda Bolzenius dated August 25, 2008 (incorporated by reference to Exhibit 10.EE to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.X
Johnson Controls, Inc. Executive Compensation Incentive Recoupment Policy effective September 15, 2009, as amended through September 25, 2012 (incorporated by reference to Exhibit 10.X to Johnson Controls, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2012) (Commission File No. 1-5097) **

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

10.Y
Form of employment agreement between Johnson Controls, Inc. and all elected officers and named executives, as amended and restated July 28, 2010 (incorporated by reference to Exhibit 10.Y to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010) (Commission File No. 1-5097).**

10.Z
Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).**

10.AA
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(b) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).**

10.BB
Form of restricted stock/restricted stock unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).**

10.CC
Form of option or stock appreciation right award for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(d) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).**

12	Computation of ratio of earnings to fixed charges for the years ended September 30, 2013, 2012, 2011, 2010 and 2009, filed herewith.

18	Preferability Letter on Change in Accounting Principle, filed herewith.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm dated November 21, 2013, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. and (vi) Notes to Consolidated Financial Statements, filed herewith.

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