Form 10-Q
period 2013-12-31
JOHNSON CONTROLS INC
filed 2014-02-03
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2013
Common Stock: $1.00 par value per share	664,028,370

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	December 31, 2013	September 30, 2013	December 31, 2012
Assets

Cash and cash equivalents	$245	$1,055	$314
Accounts receivable - net	6,743	7,206	7,090
Inventories	2,452	2,325	2,384
Assets held for sale	777	804	—
Other current assets	2,509	2,308	3,115
Current assets	12,726	13,698	12,903

Property, plant and equipment - net	6,665	6,585	6,553
Goodwill	6,717	6,589	7,016
Other intangible assets - net	1,070	999	1,031
Investments in partially-owned affiliates	1,043	1,024	1,015
Other noncurrent assets	2,611	2,623	2,789
Total assets	$30,832	$31,518	$31,307

Liabilities and Equity

Short-term debt	$986	$119	$715
Current portion of long-term debt	818	819	320
Accounts payable	5,592	6,318	5,880
Accrued compensation and benefits	1,017	1,215	931
Liabilities held for sale	321	402	—
Other current liabilities	3,069	3,244	2,922
Current liabilities	11,803	12,117	10,768

Long-term debt	4,866	4,560	5,413
Pension and postretirement benefits	736	750	1,235
Other noncurrent liabilities	1,466	1,360	1,533
Long-term liabilities	7,068	6,670	8,181

Commitments and contingencies (Note 18)

Redeemable noncontrolling interests	169	157	270

Common stock, $1.00 par value	703	700	684
Capital in excess of par value	2,431	2,399	2,092
Retained earnings	9,649	9,328	8,842
Treasury stock, at cost	(1,652)	(531)	(180)
Accumulated other comprehensive income	400	418	495
Shareholders’ equity attributable to Johnson Controls, Inc.	11,531	12,314	11,933
Noncontrolling interests	261	260	155
Total equity	11,792	12,574	12,088
Total liabilities and equity	$30,832	$31,518	$31,307
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2013	2012
Net sales
Products and systems*	$8,939	$8,357
Services*	1,969	2,065
	10,908	10,422
Cost of sales
Products and systems*	7,630	7,207
Services*	1,621	1,699
	9,251	8,906

Gross profit	1,657	1,516

Selling, general and administrative expenses	(1,084)	(1,052)
Net financing charges	(55)	(61)
Equity income	113	85

Income before income taxes	631	488

Provision for income taxes	126	99

Net income	505	389

Income attributable to noncontrolling interests	36	30

Net income attributable to Johnson Controls, Inc.	$469	$359

Earnings per share
Basic	$0.70	$0.53
Diluted	$0.69	$0.52

*
Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical and Global Workplace Solutions.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended December 31,
	2013	2012

Net income	$505	$389

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14)	43
Realized and unrealized losses on derivatives	(1)	(1)
Realized and unrealized gains (losses) on marketable common stock	(2)	3
Pension and postretirement plans	(1)	(9)

Other comprehensive income (loss)	(18)	36

Total comprehensive income	487	425

Comprehensive income attributable to noncontrolling interests	36	29

Comprehensive income attributable to Johnson Controls, Inc.	$451	$396

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2013	2012
Operating Activities
Net income attributable to Johnson Controls, Inc.	$469	$359
Income attributable to noncontrolling interests	36	30
Net income	505	389
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	244	223
Pension and postretirement benefit expense (income)	9	(16)
Pension and postretirement contributions	(25)	(16)
Equity in earnings of partially-owned affiliates, net of dividends received	(74)	(48)
Deferred income taxes	14	(5)
Fair value adjustment of equity investment	(19)	—
Equity-based compensation	18	16
Other	(8)	(3)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	531	241
Inventories	(95)	(28)
Other assets	(41)	(222)
Restructuring reserves	(62)	(34)
Accounts payable and accrued liabilities	(932)	(167)
Accrued income taxes	(346)	(32)
Cash provided (used) by operating activities	(281)	298

Investing Activities
Capital expenditures	(345)	(371)
Sale of property, plant and equipment	21	17
Acquisition of businesses, net of cash acquired	(128)	—
Business divestitures	13	—
Changes in long-term investments	3	(17)
Other	5	6
Cash used by investing activities	(431)	(365)

Financing Activities
Increase in short-term debt - net	867	392
Increase in long-term debt	302	90
Repayment of long-term debt	(6)	(109)
Stock repurchases	(1,199)	—
Payment of cash dividends	(130)	(253)
Proceeds from the exercise of stock options	84	34
Other	4	1
Cash provided (used) by financing activities	(78)	155
Effect of exchange rate changes on cash and cash equivalents	(19)	(39)
Change in cash held for sale	(1)	—
Increase (decrease) in cash and cash equivalents	(810)	49
Cash and cash equivalents at beginning of period	1,055	265
Cash and cash equivalents at end of period	$245	$314
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2013. The results of operations for the three month period ended December 31, 2013 are not necessarily indicative of results for the Company’s 2014 fiscal year because of seasonal and other factors.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended December 31, 2013, September 30, 2013 and December 31, 2012, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three month periods ended December 31, 2013 and 2012 was not material. The VIE is named as a co-obligor under a third party debt agreement of $175 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $55 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	December 31, 2013	September 30, 2013	December 31, 2012
Current assets	$212	$273	$209
Noncurrent assets	140	139	148
Total assets	$352	$412	$357

Current liabilities	$171	$212	$164
Noncurrent liabilities	39	39	24
Total liabilities	$210	$251	$188

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As of September 30, 2013 and December 31, 2012, the Company had a 40% interest in an equity method investee whereby the investee is a VIE. The investee produces and sells lead-acid batteries of which the Company both purchases and supplies certain batteries to complement each investment partners’ portfolio. The Company had a contractual right to purchase the remaining 60% equity interest in the investee between May 2014 and May 2016 (the “call option”). If the Company did not exercise the call option prior to its expiration in May 2016, for a period of six months thereafter the Company was subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the “repurchase option”). The purchase price was fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company determined that the investee was a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company was not the primary beneficiary as the Company did not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee was accounted for under the equity method of accounting as the Company’s interest exceeded 20% and the Company did not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the consolidated statements of financial position at September 30, 2013 and December 31, 2012 was $56 million and $54 million, respectively, which represents the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE were immaterial and represent normal course of business trade receivables and payables for all presented periods. In the first quarter of fiscal 2014, the Company purchased an additional 50% equity interest in the investee to bring the Company's total interest in the investee to 90%. As a result of this transaction, the fixed price call option and repurchase option no longer exist, and the Company consolidates the investee under the voting interest model. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information regarding this transaction.

As mentioned previously within the “Consolidated VIEs” section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $57 million, $57 million and $54 million at December 31, 2013, September 30, 2013 and December 31, 2012, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the “Consolidated VIEs” section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

The Company did not have a significant variable interest in any other nonconsolidated VIEs for the presented reporting periods.

Restricted Cash

At December 31, 2013, September 30, 2013 and December 31, 2012, the Company held restricted cash of approximately $24 million, $32 million and $21 million, respectively, within cash and cash equivalents. These amounts were collected from customers for payment of maintenance costs under contract, and withdrawals are restricted for this purpose.

Retrospective Changes

Certain amounts as of September 30, 2013 and December 31, 2012 have been revised to conform to the current year’s presentation.

Effective October 1, 2013, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Efficiency was comprised of five reportable segments for financial reporting purposes: North America Systems, North America Service, Global Workplace Solutions, Asia and Other. As a result of this change, Building Efficiency is now comprised of four reportable segments for financial reporting purposes, with the only change being the combination of North America Systems and North America Service into one reportable segment called North America Systems and Service. Historical information has been revised to reflect the new Building Efficiency reportable segment structure.

In the fourth quarter of fiscal 2013, the Company changed its method of inventory costing for certain inventory in its Power Solutions business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. The Company's other businesses also determine costs using the FIFO method. Prior to the change, Power Solutions utilized two methods of inventory costing: LIFO for inventories in the U.S. and FIFO for inventories in other countries. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory on the Company’s consolidated statement of financial position, provides better matching of revenues and expenses, results in uniformity across the Company’s global operations with respect to the method of inventory accounting and improves comparability with the Company’s peers. The change has been reported through retrospective application of the new policy to all periods presented and resulted in a $5 million increase in net income attributable to Johnson Controls, Inc., and no impact on diluted earnings per share for the three months ended December 31, 2012.

2.	New Accounting Standards

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 clarifies that companies should present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU No. 2013-11 will be effective prospectively for the Company for the quarter ending December 31, 2014, with early adoption permitted. The Company is currently assessing the impact that adoption of this guidance may have on its consolidated statement of financial position. The adoption of this guidance will have no impact on the Company's consolidated results of operations.

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

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires companies to provide information

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to disclose these reclassifications by each respective line item on the statements of income. ASU No. 2013-02 was effective for the Company for the quarter ended December 31, 2013. The adoption of this guidance had no impact on the Company's consolidated financial condition or results of operations. Refer to Note 14, "Equity and Noncontrolling Interests," of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." ASU No. 2011-11 requires additional quantitative and qualitative disclosures of gross and net information regarding derivative instruments that are offset or eligible for offset in the consolidated statement of financial position. ASU No. 2011-11 was effective for the Company for the quarter ending December 31, 2013. The adoption of this guidance had no impact on the Company’s consolidated financial condition or results of operations. Refer to Note 15, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of gross and net information regarding the Company's derivative instruments.

3.	Acquisitions and Divestitures

In the first quarter of fiscal 2014, the Company completed two acquisitions for a combined purchase price, net of cash acquired, of $128 million, all of which was paid in the three months ended December 31, 2013. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $102 million. The purchase price allocations may be subsequently adjusted to reflect final valuation studies. As a result of one of the acquisitions, which increased the Company's ownership from a noncontrolling to controlling interest, the Company recorded a non-cash gain of $19 million in equity income for the Power Solutions business to adjust the Company's existing equity investment in the partially-owned affiliate to fair value.

In the first quarter of fiscal 2014, the Company completed one divestiture for a sales price of $13 million, all of which was received as of December 31, 2013. The divestiture was not material to the Company’s consolidated financial statements. In connection with the divestiture, the Company recorded a gain, net of transaction costs, of $9 million in the Automotive Experience Interiors segment. There was no change in goodwill as a result of this transaction.

In the first quarter of fiscal 2014, the Company adjusted the purchase price allocation of certain fiscal 2013 acquisitions and recorded an addition to goodwill of $2 million.

On January 13, 2014, the Company announced that it had reached a definitive agreement to sell the Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The business is classified as held for sale in the consolidated statements of financial position as of December 31, 2013 and September 30, 2013. Refer to Note 4, "Assets and Liabilities Held for Sale," of the notes to consolidated financial statements for further disclosure related to the Company's assets and liabilities held for sale.

In the first quarter of fiscal 2013, the Company made no acquisitions and had no divestitures.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

4.	Assets and Liabilities Held for Sale

At September 30, 2013, the Company determined that certain of its businesses met the criteria to be classified as held for sale. The Automotive Experience Electronics segment and certain product lines of the Automotive Experience Interiors segment were classified as held for sale as of December 31, 2013 and September 30, 2013.

The following table summarizes the carrying value of the assets and liabilities held for sale (in millions):

	December 31, 2013	September 30, 2013

Cash and cash equivalents	$5	$4
Accounts receivable - net	173	197
Inventories	134	124
Other current assets	62	91
Property, plant and equipment - net	167	167
Goodwill	74	74
Other intangible assets - net	60	57
Investments in partially-owned affiliates	31	26
Other noncurrent assets	71	64
Assets held for sale	$777	$804

Short-term debt	$7	$5
Accounts payable	227	253
Accrued compensation and benefits	32	46
Other current liabilities	41	84
Pension and postretirement benefits	11	13
Other noncurrent liabilities	3	1
Liabilities held for sale	$321	$402

Assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, the Company recorded an impairment charge of $41 million in the fourth quarter of fiscal 2013 to write down the long-lived assets related to certain product lines of the Automotive Experience Interiors segment to zero. In connection with the anticipated sale of those product lines, which is expected to occur in fiscal 2014, the Company expects to make a cash payment to the buyer to fund future operational improvement initiatives, which could result in a loss before income taxes of $75 million to $85 million, subject to final negotiations. In addition, the divestiture of the Automotive Experience Electronics segment could result in a gain or loss to the extent the ultimate selling price differs from the current carrying value of the net assets recorded.

The Automotive Experience Electronics business did not meet the criteria to be classified as a discontinued operation primarily due to the status of transaction negotiations at December 31, 2013. The Automotive Experience Interiors product lines classified as held for sale are immaterial to the Company individually and in the aggregate, and do not constitute a distinguishable business in order to be classified as a discontinued operation.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

5.	Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $488 million, $489 million and $473 million at December 31, 2013, September 30, 2013 and December 31, 2012, respectively. Billings in excess of costs and earnings related to these contracts were $284 million, $263 million and $296 million at December 31, 2013, September 30, 2013 and December 31, 2012, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

	December 31, 2013	September 30, 2013	December 31, 2012
Raw materials and supplies	$1,112	$1,086	$1,120
Work-in-process	402	459	435
Finished goods	938	780	829
Inventories	$2,452	$2,325	$2,384

In the fourth quarter of fiscal 2013, the Company changed its method of inventory costing for certain inventory in its Power Solutions business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. Refer to Note 1, "Financial Statements," of the notes to consolidated financial statements for discussion of the Company's change in accounting method.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

7.	Goodwill and Other Intangible Assets

Effective October 1, 2013, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Historical information has been revised to reflect the new Building Efficiency reportable segment structure. Refer to Note 17, “Segment Information,” of the notes to consolidated financial statements for further information.

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine month period ended September 30, 2013 and the three month period ended December 31, 2013 were as follows (in millions):

	December 31, 2012	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2013
Building Efficiency
North America Systems and Service	$1,229	$—	$—	$—	$(1)	$1,228
Global Workplace Solutions	187	79	—	—	(9)	257
Asia	390	—	—	—	(2)	388
Other	1,007	—	—	—	(4)	1,003
Automotive Experience
Seating	2,495	187	(15)	—	(8)	2,659
Interiors	409	—	—	(430)	21	—
Electronics	251	—	(251)	—	—	—
Power Solutions	1,048	—	—	—	6	1,054
Total	$7,016	$266	$(266)	$(430)	$3	$6,589

	September 30, 2013	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	December 31, 2013
Building Efficiency
North America Systems and Service	$1,228	$—	$—	$—	$—	$1,228
Global Workplace Solutions	257	—	—	—	(1)	256
Asia	388	—	—	—	(1)	387
Other	1,003	—	—	—	1	1,004
Automotive Experience
Seating	2,659	2	—	—	17	2,678
Interiors	—	—	—	—	—	—
Electronics	—	—	—	—	—	—
Power Solutions	1,054	102	—	—	8	1,164
Total	$6,589	$104	$—	$—	$24	$6,717

The nine months ended September 30, 2013 Automotive Experience Electronics business divestitures amount includes $74 million of goodwill transferred to assets held for sale on the consolidated statement of financial position. Refer to Note 4, "Assets and Liabilities Held for Sale," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

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

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	December 31, 2013			September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$91	$(52)	$39	$92	$(53)	$39	$168	$(97)	$71
Customer relationships	609	(149)	460	537	(138)	399	520	(124)	396
Miscellaneous	353	(99)	254	336	(91)	245	325	(77)	248
Total amortized intangible assets	1,053	(300)	753	965	(282)	683	1,013	(298)	715
Unamortized intangible assets
Trademarks	317	—	317	316	—	316	316	—	316
Total intangible assets	$1,370	$(300)	$1,070	$1,281	$(282)	$999	$1,329	$(298)	$1,031

Amortization of other intangible assets for the three month periods ended December 31, 2013 and 2012 was $20 million and $18 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2015, 2016, 2017, 2018 and 2019 will be approximately $82 million, $76 million, $71 million, $64 million and $55 million per year, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the three months ended December 31, 2013 and 2012 were as follows (in millions):

	Three Months Ended December 31,
	2013	2012
Balance at beginning of period	$256	$278
Accruals for warranties issued during the period	70	67
Accruals related to pre-existing warranties (including changes in estimates)	1	(4)
Settlements made (in cash or in kind) during the period	(53)	(66)
Balance at end of period	$274	$275

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

9.	Significant Restructuring Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2012 and recorded $297 million of restructuring and impairment costs, of which $52 million was recorded in the third quarter and $245 million in the fourth quarter of fiscal 2012. As a continuation of its restructuring plan announced in fiscal 2012, the Company recorded $985 million of restructuring and impairment costs in fiscal 2013, of which $84 million was recorded in the second quarter, $143 million in the third quarter and $758 million in the fourth quarter of fiscal 2013. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included planned workforce reductions, plant closures, and asset and goodwill impairments. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

The following table summarizes the changes in the Company’s restructuring reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Other	Currency Translation	Total
Balance at September 30, 2013	$441	$3	$2	$446
Utilized—cash	(62)	—	—	(62)
Utilized—noncash	—	—	5	5
Transfers from liabilities held for sale	31	—	—	31
Balance at December 31, 2013	$410	$3	$7	$420

The $31 million of transfers from liabilities held for sale represent restructuring reserves that were included in liabilities held for sale in the consolidated statement of financial position at September 30, 2013, but are excluded from liabilities held for sale at December 31, 2013 based on recent transaction negotiations. See Note 4, "Assets and Liabilities Held for Sale," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

The Company's restructuring plans include workforce reductions of approximately 16,700 employees (9,500 for the Automotive Experience business, 6,200 for the Building Efficiency business and 1,000 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2013, approximately 9,100 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans include twenty-one plant closures (seventeen for Automotive Experience, two for Power Solutions and two for Building Efficiency). As of December 31, 2013, ten of the twenty-one plants have been closed.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

10.	Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2013 and 2012, the Company's effective tax rate was 20%. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials.

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

In the first quarter of fiscal 2014, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss in Mexico would not be utilized. Therefore, the Company recorded a $21 million valuation allowance as income tax expense.

Uncertain Tax Positions

At September 30, 2013, the Company had gross tax effected unrecognized tax benefits of $1,345 million, of which $1,198 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2013 was approximately $84 million (net of tax benefit). The net change in interest and penalties during the three months ended December 31, 2013 and 2012 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the U.S., fiscal years 2010 through 2012 are currently under exam by the Internal Revenue Service (IRS) and 2004 through 2009 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2011 - 2012
Brazil	2004 - 2008
Canada	2007 - 2010
France	2002 - 2012
Germany	2001 - 2010
Italy	2005 - 2009
Korea	2008 - 2012
Mexico	2003 - 2004, 2007 - 2012

The Company expects that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which is not expected to be significant to the Company's consolidated financial statements.

Impacts of Tax Legislation

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million. Tax legislation was also adopted in various other jurisdictions during the three month period ended December 31, 2013. These law changes did not have a material impact on the Company’s consolidated financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

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

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	Pension Benefits
	U.S. Plans Three Months Ended December 31,		Non-U.S. Plans Three Months Ended December 31,
	2013	2012	2013	2012
Service cost	$18	$23	$10	$10
Interest cost	34	38	18	16
Expected return on plan assets	(51)	(58)	(19)	(18)
Curtailment gain	—	—	—	(24)
Net periodic benefit cost (credit)	$1	$3	$9	$(16)

	Postretirement Benefits
	Three Months Ended December 31,
	2013	2012
Service cost	$1	$1
Interest cost	3	3
Expected return on plan assets	(3)	(3)
Amortization of prior service credit	(2)	(4)
Net periodic benefit credit	$(1)	$(3)

The curtailment gain in the three months ended December 31, 2012 was the result of a lost contract in the Building Efficiency Global Workplace Solutions segment.

12.	Debt and Financing Arrangements

During the quarter ended December 31, 2013, a $35 million and a $100 million committed revolving credit facility expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2014 and a new $100 million committed revolving credit facility scheduled to expire in December 2014. As of December 31, 2013, there were no draws on either facility.

During the quarter ended December 31, 2013, the Company entered into a five-year, 220 million euro, floating rate credit facility scheduled to mature in fiscal 2019. The Company drew on the full credit facility during the quarter ended December 31, 2013. Proceeds from the facility were used for general corporate purposes.

During the quarter ended December 31, 2013, the Company entered into a nine-month, $500 million, floating rate term loan scheduled to mature in September 2014. Proceeds from the term loan were used for general corporate purposes.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

During the quarter ended December 31, 2012, the Company entered into a five-year, 70 million euro, floating rate credit facility scheduled to mature in fiscal 2018. The Company drew on the full credit facility during the quarter ended December 31, 2012. Proceeds from the facility were used for general corporate purposes.

During the quarter ended December 31, 2012, the Company retired $100 million in principal amount, plus accrued interest, of its 5.8% fixed rate notes that matured November 2012. The Company used cash to fund the payment.

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three month periods ended December 31, 2013 and 2012 contained the following components (in millions):

	Three Months Ended December 31,
	2013	2012

Interest expense, net of capitalized interest costs	$57	$60
Banking fees and bond cost amortization	4	5
Interest income	(3)	(4)
Net foreign exchange results for financing activities	(3)	—
Net financing charges	$55	$61

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2013	2012
Income Available to Common Shareholders
Basic and diluted income available to common shareholders	$469	$359

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	674.1	683.1
Effect of dilutive securities:
Stock options and unvested restricted stock	8.1	3.6
Diluted weighted average shares outstanding	682.2	686.7

Antidilutive Securities
Options to purchase common shares	0.2	2.7

During the three months ended December 31, 2013, the Company declared a dividend of $0.22 per common share, which was paid in the month subsequent to the end of the fiscal quarter. The Company declared and paid a dividend of $0.19 per common share in the three months ended December 31, 2012.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

14.	Equity and Noncontrolling Interests

The following schedule presents changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions):

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$12,314	$260	$12,574	$11,625	$148	$11,773
Total comprehensive income:
Net income	469	22	491	359	11	370
Foreign currency translation adjustments	(14)	—	(14)	44	(1)	43
Realized and unrealized losses on derivatives	(1)	—	(1)	(1)	—	(1)
Realized and unrealized gains (losses) on marketable common stock	(2)	—	(2)	3	—	3
Pension and postretirement plans	(1)	—	(1)	(9)	—	(9)
Other comprehensive income (loss)	(18)	—	(18)	37	(1)	36
Comprehensive income	451	22	473	396	10	406

Other changes in equity:
Cash dividends — common stock	(147)	—	(147)	(130)	—	(130)
Dividends attributable to noncontrolling interests	—	(21)	(21)	—	(3)	(3)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	2	—	2
Repurchases of common stock	(1,199)	—	(1,199)	—	—	—
Other, including options exercised	112	—	112	40	—	40
Ending balance, December 31	$11,531	$261	$11,792	$11,933	$155	$12,088

In November 2013, the Company's Board of Directors authorized a $3 billion increase in the Company's share repurchase program, which brought the total authorized amount under the repurchase program to $3.65 billion. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the first quarter of fiscal 2014, the Company repurchased approximately $1.2 billion of shares, including $800 million as part of an accelerated share repurchase agreement, under these authorizations.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

The following schedule presents changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended December 31,
	2013	2012

Beginning balance, September 30	$157	$253
Net income	14	19
Dividends	(2)	—
Redemption value adjustment	—	(2)
Ending balance, December 31	$169	$270

The following schedule presents changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended December 31,
	2013	2012

Foreign currency translation adjustments
Balance at beginning of period	$392	$413
Aggregate adjustment for the period (net of tax effect of $6 and $6)	(14)	44
Balance at end of period	378	457

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	7	12
Current period changes in fair value (net of tax effect of $0 and $1)	—	3
Reclassification to income (net of tax effect of $0 and $(2)) *	(1)	(4)
Balance at end of period	6	11

Realized and unrealized gains (losses) on marketable common stock
Balance at beginning of period	7	5
Current period changes in fair value (net of tax effect of $0)	(1)	3
Reclassification to income (net of tax effect of $0) **	(1)	—
Balance at end of period	5	8

Pension and postretirement plans
Balance at beginning of period	12	28
Reclassification to income (net of tax effect of $(1) and $(4)) ***	(1)	(9)
Balance at end of period	11	19

Accumulated other comprehensive income, end of period	$400	$495

* Refer to Note 15, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

** Refer to Note 16, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of the line item on the consolidated statements of income affected by reclassifications from AOCI into income related to marketable common stock.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

*** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three months ended December 31, 2013, the amount reclassified from AOCI into income for pension and postretirement plans was primarily recorded in cost of sales on the consolidated statement of income. For the three months ended December 31, 2012, the amount reclassified from AOCI into income was split approximately evenly between cost of sales and selling, general and administrative expenses on the consolidated statement of income.

15.	Derivative Instruments and Hedging Activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 16, “Fair Value Measurements,” of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At December 31, 2013, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. At September 30, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen. At December 31, 2012, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

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

		Volume Outstanding as of
Commodity	Units	December 31, 2013	September 30, 2013	December 31, 2012
Copper	Pounds	12,070,000	14,705,000	11,960,000
Lead	Metric Tons	7,500	23,900	23,700
Aluminum	Metric Tons	1,693	2,709	2,084
Tin	Metric Tons	1,504	2,052	1,008

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2013, September 30, 2013 and December 31, 2012, the Company had hedged approximately 4.6 million, 4.4 million and 4.5 million shares of its common stock, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes which matured on November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes which matured on September 15, 2013, and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. In the fourth quarter of fiscal 2013, the Company entered into a fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.70% notes maturing March 1, 2015. Additionally, in the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.50% notes maturing January 15, 2016. There were ten interest rate swaps outstanding as of December 31, 2013 and September 30, 2013, and seven interest rate swaps outstanding as of December 31, 2012.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31, 2013	September 30, 2013	December 31, 2012	December 31, 2013	September 30, 2013	December 31, 2012
Other current assets
Foreign currency exchange derivatives	$21	$19	$10	$14	$14	$4
Commodity derivatives	5	8	8	—	—	—
Interest rate swaps	1	2	2	—	—	—
Cross-currency interest rate swaps	19	7	21	—	—	—
Other noncurrent assets
Interest rate swaps	4	3	5	—	—	—
Equity swap	—	—	—	236	183	138
Total assets	$50	$39	$46	$250	$197	$142

Other current liabilities
Foreign currency exchange derivatives	$24	$21	$12	$12	$11	$5
Commodity derivatives	1	3	—	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	451	452	301	—	—	—
Long-term debt
Fixed rate debt swapped to floating	928	927	455	—	—	—
Total liabilities	$1,404	$1,403	$768	$12	$11	$5

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of December 31, 2013, September 30, 2013 and December 31, 2012, no cash collateral was received or pledged under the master netting agreements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets			Fair Value of Liabilities
	December 31, 2013	September 30, 2013	December 31, 2012	December 31, 2013	September 30, 2013	December 31, 2012
Gross amount recognized	$300	$236	$188	$1,416	$1,414	$773
Gross amount eligible for offsetting	(9)	(9)	(7)	(9)	(9)	(7)
Net amount	$291	$227	$181	$1,407	$1,405	$766

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three months ended December 31, 2013 and 2012 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2013	2012
Foreign currency exchange derivatives	Cost of sales	$2	$1
Commodity derivatives	Cost of sales	(1)	5
Total		$1	$6

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	December 31, 2013	September 30, 2013	December 31, 2012
Foreign currency exchange derivatives	$(4)	$(3)	$(2)
Commodity derivatives	3	3	5
Forward treasury locks	7	7	8
Total	$6	$7	$11

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2013	2012
Interest rate swaps	Net financing charges	$—	$(1)
Fixed rate debt swapped to floating	Net financing charges	—	1
Total		$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2013	2012
Foreign currency exchange derivatives	Cost of sales	$(1)	$—
Foreign currency exchange derivatives	Net financing charges	3	(1)
Foreign currency exchange derivatives	Provision for income taxes	—	4
Equity swap	Selling, general and administrative	44	15
Total		$46	$18

The amount of gains recognized in cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $11 million, $4 million and $12 million at December 31, 2013, September 30, 2013 and December 31, 2012, respectively. For the three months ended December 31, 2013 and 2012, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

16.	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2013, September 30, 2013 and December 31, 2012 (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$35	$—	$35	$—
Commodity derivatives	5	—	5	—
Interest rate swaps	1	—	1	—
Cross-currency interest rate swap	19	—	19	—
Other noncurrent assets
Interest rate swaps	4	—	4	—
Investments in marketable common stock	25	25	—	—
Equity swap	236	236	—	—
Total assets	$325	$261	$64	$—
Other current liabilities
Foreign currency exchange derivatives	$36	$—	$36	$—
Commodity derivatives	1	—	1	—
Current portion of long-term debt
Fixed rate debt swapped to floating	451	—	451	—
Long-term debt
Fixed rate debt swapped to floating	928	—	928	—
Total liabilities	$1,416	$—	$1,416	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2013, September 30, 2013 and December 31, 2012. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at December 31, 2013, September 30, 2013 and December 31, 2012.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes which matured on November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes which matured on September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes maturing March 1, 2014. In the fourth quarter of fiscal 2013, the Company entered into a fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.70% notes maturing March 1, 2015. Additionally, in the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.50% notes maturing January 15, 2016. There were ten interest rate swaps outstanding as of December 31, 2013 and September 30, 2013, and seven interest rate swaps outstanding as of December 31, 2012.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At December 31, 2013 the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. At September 30, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen. At December 31, 2012, the Company had three cross-currency interest rate swaps outstanding totaling 20 billion yen.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. As of December 31, 2013, September 30, 2013 and December 31, 2012, the Company recorded unrealized gains of $5 million, $7 million and $8 million, respectively, in accumulated other comprehensive income. There were no unrealized losses recorded in accumulated other comprehensive income on these investments as of December 31, 2013, September 30, 2013 and December 31, 2012. During the quarter ended December 31, 2013, the Company sold certain marketable common stock for approximately $3 million. As a result, the Company recorded a $1 million realized gain within selling, general and administrative expenses in the Automotive Experience Seating segment.

Equity swaps – The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.0 billion, $5.7 billion and $6.3 billion at December 31, 2013, September 30, 2013 and December 31, 2012, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

17.	Segment Information

Effective October 1, 2013, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Efficiency was comprised of five reportable segments for financial reporting purposes: North America Systems, North America Service, Global Workplace Solutions, Asia and Other. As a result of this change, Building Efficiency is now comprised of four reportable segments for financial reporting purposes, with the only change being the combination of North America Systems and North America Service into one reportable segment called North America Systems and Service. Historical information has been revised to reflect the new Building Efficiency reportable segment structure.

ASC 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has eight reportable segments for financial reporting purposes. The Company’s eight reportable segments are presented in the context of its three primary businesses – Building Efficiency, Automotive Experience and Power Solutions.

Building Efficiency

Building Efficiency designs, produces, markets and installs heating, ventilating and air conditioning (HVAC) and control systems that monitor, automate and integrate critical building segment equipment and conditions including HVAC, fire-safety and security in commercial buildings and in various industrial applications.

•
North America Systems and Service provides HVAC and controls systems, energy efficient solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and control systems to non-residential buildings and industrial applications in the North American marketplace.

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

•	Seating produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems.

•	Interiors produces instrument panels, floor consoles, door panels, headliners and overhead systems.

•	Electronics produces information displays and body controllers, including electronic convenience features and clusters.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
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

	Net Sales
	Three Months Ended December 31,
	2013	2012
Building Efficiency
North America Systems and Service	$991	$988
Global Workplace Solutions	1,077	1,134
Asia	510	505
Other	803	905
	3,381	3,532
Automotive Experience
Seating	4,279	3,889
Interiors	1,142	1,012
Electronics	334	313
	5,755	5,214
Power Solutions	1,772	1,676
Total net sales	$10,908	$10,422

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
(unaudited)

	Segment Income
	Three Months Ended December 31,
	2013	2012
Building Efficiency
North America Systems and Service	$67	$68
Global Workplace Solutions	18	35
Asia	76	66
Other	(15)	3
	146	172
Automotive Experience
Seating	176	85
Interiors	22	(10)
Electronics	34	26
	232	101
Power Solutions	308	276
Total segment income	$686	$549

Net financing charges	(55)	(61)

Income before income taxes	$631	$488

18.	Commitments and Contingencies

The Company accrues for potential environmental liabilities in a manner consistent with U.S. GAAP; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million, $25 million and $24 million at December 31, 2013, September 30, 2013 and December 31, 2012, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At December 31, 2013, September 30, 2013 and December 31, 2012, the Company recorded conditional asset retirement obligations of $59 million, $56 million and $81 million, respectively.

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

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, of comprehensive income (loss) and of cash flows for the three-month periods ended December 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2013, and the related consolidated statements of income, shareholders' equity, comprehensive income (loss) and cash flows for the year then ended (not presented herein), and in our report dated November 21, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of financial position as of September 30, 2013, is fairly stated in all material respects in relation to the consolidated statements of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 3, 2014

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

The Company has made statements in this document that are forward-looking and, therefore, are subject to risks and uncertainties. All statements in this document other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “forecast,” “project” or “plan” or terms of similar meaning are also generally intended to identify forward-looking statements. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls' control, that could cause Johnson Controls' actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial contracts, as well as other factors discussed in Item 1A of Part I of Johnson Controls' most recent Annual Report on Form 10-K for the year ended September 30, 2013. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are only made as of the date of this document, and Johnson Controls assumes no obligation, and disclaims any obligation, to update forward-looking statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2013 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual

Report on Form 10-K for the year ended September 30, 2013. References in the following discussion and analysis to “Three Months” refer to the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Certain amounts as of September 30, 2013 and December 31, 2012 have been revised to conform to the current year’s presentation.

Effective October 1, 2013, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Efficiency was comprised of five reportable segments for financial reporting purposes: North America Systems, North America Service, Global Workplace Solutions, Asia and Other. As a result of this change, Building Efficiency is now comprised of four reportable segments for financial reporting purposes, with the only change being the combination of North America Systems and North America Service into one reportable segment called North America Systems and Service. Historical information has been revised to reflect the new Building Efficiency reportable segment structure.

In the fourth quarter of fiscal 2013, the Company changed its method of inventory costing for certain inventory in its Power Solutions business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. The Company's other businesses also determine costs using the FIFO method. Prior to the change, Power Solutions utilized two methods of inventory costing: LIFO for inventories in the U.S. and FIFO for inventories in other countries. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory on the Company’s consolidated statement of financial position, provides better matching of revenues and expenses, results in uniformity across the Company’s global operations with respect to the method of inventory accounting and improves comparability with the Company’s peers. The change has been reported through retrospective application of the new policy to all periods presented and resulted in a $5 million increase in net income attributable to Johnson Controls, Inc., and no impact on diluted earnings per share for the three months ended December 31, 2012.

Outlook

On January 23, 2014, the Company announced that it expects fiscal 2014 second quarter earnings to be $0.64 - $0.66 per diluted share. On that date, the Company also reaffirmed its full fiscal 2014 guidance of $3.15 - $3.30 per diluted share and expected segment margin improvement in all three of its businesses.

In January 2014, the Company announced that it had reached a definitive agreement to sell its remaining Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. In the first quarter of fiscal 2014, the Company signed a memorandum of understanding to create a joint venture with Hitachi to expand its Building Efficiency product offerings, launched a strategic review of its Automotive Experience Interiors business and was awarded the largest Building Efficiency business contract in Company history for the State of Hawaii energy savings project.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at December 31, 2013 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, minimum pension contributions, debt maturities and any potential acquisitions during the remainder of fiscal 2014 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of December 31, 2013. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2013, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.2 billion and there was a maximum of $581 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2014, the Company believes the long-term rate of return will approximate 8.00%, 4.65% and 5.80% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first three months of fiscal 2014, the Company made approximately $25 million in total pension contributions. In total, the Company expects to contribute approximately $80 million in cash to its defined benefit pension plans in fiscal 2014. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2014.

Net Sales

	Three Months Ended December 31,
(in millions)	2013	2012	Change
Net sales	$10,908	$10,422	5%

The increase in consolidated net sales was due to higher sales in the Automotive Experience business ($516 million) and Power Solutions business ($78 million), and the favorable impact of foreign currency translation ($18 million), partially offset by lower sales in the Building Efficiency business ($126 million). Excluding the favorable impact of foreign currency translation, consolidated net sales increased 4% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, and higher global battery shipments and improved pricing in the Power Solutions business were partially offset by lower demand in the Building Efficiency Other and Global Workplace Solutions segments. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2013	2012	Change
Cost of sales	$9,251	$8,906	4%
Gross profit	1,657	1,516	9%
% of sales	15.2%	14.5%

The increase in cost of sales corresponds to the sales growth noted above, with gross profit as a percentage of sales increasing by 70 basis points. Gross profit percentage in the Automotive Experience business was favorably impacted by lower purchasing and operating costs due to improved operational performance and increased synergies, partially offset by unfavorable sales mix, and net unfavorable pricing and commercial settlements. Gross profit percentage in the Power Solutions business was favorably impacted by favorable pricing and product mix, and increased benefits of vertical integration. Gross profit percentage in the Building Efficiency business was favorably impacted by favorable margin rates. Foreign currency translation had an unfavorable impact on cost of sales of approximately $17 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2013	2012	Change
Selling, general and administrative expenses	$1,084	$1,052	3%
% of sales	9.9%	10.1%

Selling, general and administrative expenses (SG&A) increased slightly as compared to the three month period ended December 31, 2012, while SG&A as a percentage of sales decreased slightly over the same period. The Power Solutions business SG&A increased primarily due to higher employee related expenses. The Building Efficiency business SG&A increased primarily due to a prior year pension curtailment gain resulting from a lost Global Workplace Solutions contract and net unfavorable contract related charges, partially offset by lower employee related expenses due to cost reduction initiatives. The Automotive Experience business SG&A decreased primarily due to a gain on business divestiture. Foreign currency translation had an unfavorable impact on SG&A of $3 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2013	2012	Change
Net financing charges	$55	$61	-10%

The decrease in net financing charges was primarily due to lower interest expense as a result of lower average borrowing levels in the current period.

Equity Income

	Three Months Ended December 31,
(in millions)	2013	2012	Change
Equity income	$113	$85	33%

The increase in equity income was primarily due to a gain on acquisition of a partially-owned affiliate in the Power Solutions business ($19 million) and higher income at certain Automotive Experience partially-owned affiliates. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Provision for Income Taxes

	Three Months Ended December 31,
(in millions)	2013	2012	Change
Provision for income taxes	$126	$99	27%
Effective tax rate	20%	20%

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

•
For the three months ended December 31, 2013 and 2012, the effective tax rate was different than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials.

•
In the first quarter of fiscal 2014, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss in Mexico would not be utilized. Therefore, the Company recorded a $21 million valuation allowance as income tax expense.

•	As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2013	2012	Change
Income attributable to noncontrolling interests	$36	$30	20%

The increase in income attributable to noncontrolling interests was primarily due to higher income at certain Automotive Experience partially-owned affiliates.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended December 31,
(in millions)	2013	2012	Change
Net income attributable to Johnson Controls, Inc.	$469	$359	31%

The increase in net income attributable to Johnson Controls, Inc. was primarily due to higher gross profit, higher equity income and lower net financing charges, partially offset by higher selling, general and administrative expenses, an increase in the provision for income taxes, higher income attributable to noncontrolling interests and the unfavorable impact of foreign currency translation. Diluted earnings per share for the three months ended December 31, 2013 was $0.69 compared to diluted earnings per share of $0.52 for the three months ended December 31, 2012.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales Three Months Ended December 31,			Segment Income Three Months Ended December 31,
(in millions)	2013	2012	Change	2013	2012	Change
North America Systems and Service	$991	$988	0%	$67	$68	-1%
Global Workplace Solutions	1,077	1,134	-5%	18	35	-49%
Asia	510	505	1%	76	66	15%
Other	803	905	-11%	(15)	3	*
	$3,381	$3,532	-4%	$146	$172	-15%
* Measure not meaningful

Net Sales:

•
The increase in North America Systems and Service was due to higher volumes of equipment, controls systems, energy solutions and truck-based service ($8 million), partially offset by the unfavorable impact of foreign currency translation ($5 million).

•
The decrease in Global Workplace Solutions was due to a decrease in services to new and existing customers ($105 million), and the unfavorable impact of foreign currency translation ($2 million), partially offset by incremental sales from a prior year business acquisition ($50 million).

•
The increase in Asia was due to higher service volumes ($19 million), and higher volumes of equipment and controls systems ($7 million), partially offset by the unfavorable impact of foreign currency translation ($21 million).

•
The decrease in Other was due to lower volumes due to a prior year business divestiture ($57 million), and lower volumes in the Middle East ($41 million) and Europe ($29 million), partially offset by higher volumes in unitary products ($18 million) and Latin America ($4 million), and the favorable impact of foreign currency translation ($3 million).

Segment Income:

•
The decrease in North America Systems and Service was due to unfavorable margin rates ($13 million), net unfavorable current year contract related charges ($9 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by lower selling, general and administrative expenses ($21 million), and higher volumes ($1 million).

•
The decrease in Global Workplace Solutions was due to a prior year pension curtailment gain resulting from a lost contract net of other contract losses ($22 million), lower volumes ($4 million) and unfavorable margin rates ($2 million), partially offset by lower selling, general and administrative expenses ($11 million).

•
The increase in Asia was due to favorable margin rates ($10 million) and higher volumes ($6 million), partially offset by higher selling, general and administrative expenses ($4 million), and the unfavorable impact of foreign currency translation ($2 million).

•
The decrease in Other was due to lower volumes ($22 million), net unfavorable current year contract related charges ($11 million), higher selling, general and administrative expenses ($2 million), and the unfavorable impact of foreign currency translation ($1 million), partially offset by favorable margin rates ($9 million), net unfavorable prior year contract related charges ($7 million) and higher equity income ($2 million).

Automotive Experience

	Net Sales Three Months Ended December 31,			Segment Income Three Months Ended December 31,
(in millions)	2013	2012	Change	2013	2012	Change
Seating	$4,279	$3,889	10%	$176	$85	107%
Interiors	1,142	1,012	13%	22	(10)	*
Electronics	334	313	7%	34	26	31%
	$5,755	$5,214	10%	$232	$101	130%
* Measure not meaningful

Net Sales:

•
The increase in Seating was due to higher volumes to the Company’s major OEM customers ($364 million), incremental sales due to business acquisitions ($44 million) and the favorable impact of foreign currency translation ($6 million), partially offset by lower volumes due to a prior year business divestiture ($16 million), unfavorable sales mix ($6 million), and net unfavorable pricing and commercial settlements ($2 million).

•
The increase in Interiors was due to higher volumes to the Company's major OEM customers ($126 million) and the favorable impact of foreign currency translation ($16 million), partially offset by lower volumes due to a business divestiture ($7 million), and net unfavorable pricing and commercial settlements ($5 million).

•
The increase in Electronics was due to higher volumes to the Company's major OEM customers ($58 million) and the favorable impact of foreign currency translation ($3 million), partially offset by lower volumes due to a prior year business divestiture ($33 million), and net unfavorable pricing and commercial settlements ($7 million).

Segment Income:

•
The increase in Seating was due to higher volumes ($56 million), lower operating costs ($21 million), lower purchasing costs ($21 million), higher equity income ($11 million), lower engineering expenses ($3 million), the favorable impact of foreign currency translation ($2 million) and incremental operating income due to business acquisitions ($1 million), partially offset by higher selling, general and administrative expenses ($11 million), unfavorable mix ($7 million), net unfavorable pricing and commercial settlements ($3 million), and lower operating income due to a prior year business divestiture ($3 million).

•
The increase in Interiors was due to higher volumes ($27 million), a gain on business divestiture ($9 million), lower purchasing costs ($4 million), net favorable pricing and commercial settlements ($2 million), lower selling, general and administrative expenses ($1 million), and lower operating costs ($1 million), partially offset by unfavorable mix ($8 million), lower operating income due to a business divestiture ($2 million), lower equity income ($1 million) and the unfavorable impact of foreign currency translation ($1 million).

•
The increase in Electronics was due to higher volumes ($19 million), lower depreciation and amortization due to held for sale classification ($9 million), lower purchasing costs ($6 million), lower operating costs ($2 million) and lower engineering expenses ($2 million), partially offset by lower income due to a prior year business divestiture ($15 million), net unfavorable pricing and commercial settlements ($9 million), unfavorable mix ($4 million) and the unfavorable impact of foreign currency translation ($2 million).

Power Solutions

	Three Months Ended December 31,
(in millions)	2013	2012	Change
Net sales	$1,772	$1,676	6%
Segment income	308	276	12%

•
Net sales increased due to incremental sales due to a business acquisition ($34 million), favorable pricing and product mix ($31 million), the favorable impact of foreign currency translation ($18 million) and higher sales volumes ($13 million).

•
Segment income increased due to favorable product mix including lead acquisition costs and battery cores ($32 million), a gain on acquisition of a partially-owned affiliate ($19 million), higher volumes ($10 million), the favorable impact of foreign currency translation ($3 million) and incremental operating income due to a business acquisition ($2 million), partially offset by higher selling, general and administrative expenses ($33 million), and lower equity income ($1 million).

Backlog

Building Efficiency's backlog relates to its control systems and service activity. At December 31, 2013, the unearned backlog was $5.0 billion, or a 2% decrease compared to December 31, 2012. The Other segment backlog decreased compared to prior year levels, partially offset by an increase in the Asia segment backlog.

Financial Condition

Working Capital

(in millions)	December 31, 2013	September 30, 2013	Change	December 31, 2012	Change
Current assets	$12,726	$13,698		$12,903
Current liabilities	(11,803)	(12,117)		(10,768)
	923	1,581	-42%	2,135	-57%

Less: Cash	(245)	(1,055)		(314)
Add: Short-term debt	986	119		715
Add: Current portion of long-term debt	818	819		320
Less: Assets held for sale	(777)	(804)		—
Add: Liabilities held for sale	321	402		—
Working Capital (as defined)	$2,026	$1,062	91%	$2,856	-29%

Accounts receivable	$6,743	$7,206	-6%	$7,090	-5%
Inventories	2,452	2,325	5%	2,384	3%
Accounts payable	5,592	6,318	-11%	5,880	-5%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The increase in working capital at December 31, 2013 as compared to September 30, 2013 was primarily due to a decrease in accounts payable primarily due to timing of supplier payments, lower accrued income taxes due to timing of tax payments, lower accrued compensation and benefits due to timing of incentive compensation payments and higher inventory levels, partially offset by lower accounts receivable due to timing of customer receipts. Compared to December 31, 2012, the decrease was primarily due to lower accounts receivable due to improved collections and timing of customer receipts, increase in reserves due to restructuring activities and higher dividends payable due to timing of dividend payments, partially offset by lower accounts payable due to the timing of supplier payments and higher inventory levels to support higher sales levels.

•
The Company’s days sales in accounts receivable at December 31, 2013 were 54, higher than 51 at the comparable period ended September 30, 2013, and lower than 58 at the comparable period ended December 31, 2012. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the three months ended December 31, 2013 were lower than the comparable period ended September 30, 2013 primarily due to higher inventory production. Inventory turns were lower than December 31, 2012 primarily due to higher inventory production to meet higher sales levels.

•	Days in accounts payable at December 31, 2013 were 68 days, lower than 72 and 73 at the comparable periods ended September 30, 2013 and December 31, 2012, respectively.

Cash Flows

	Three Months Ended December 31,
(in millions)	2013	2012
Cash provided (used) by operating activities	$(281)	$298
Cash used by investing activities	(431)	(365)
Cash provided (used) by financing activities	(78)	155
Capital expenditures	(345)	(371)

•
The increase in cash used by operating activities for the three months ended December 31, 2013 was primarily due to unfavorable changes in accounts payable and accrued liabilities, and income tax payments, partially offset by favorable changes in accounts receivable and other assets, and higher net income.

•	The increase in cash used by investing activities for the three months ended December 31, 2013 was primarily due to cash paid for acquisitions of businesses.

•
The increase in cash used by financing activities for the three months ended December 31, 2013 was primarily due to current year stock repurchases, partially offset by a net increase in debt levels and the prior year acceleration of the payment of the first quarter dividend.

•	The decrease in capital expenditures for the three months ended December 31, 2013 primarily relates to prior year capacity increases and vertical integration efforts in the Power Solutions business.

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

The Company has certain subsidiaries, mainly located in Brazil, France, Germany and Spain which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. In accordance with ASC 740, “Income Taxes,” the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.

In the first quarter of fiscal 2014, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss in Mexico would not be utilized. Therefore, the Company recorded a $21 million valuation allowance as income tax expense.

Capitalization

(in millions)	December 31, 2013	September 30, 2013	Change	December 31, 2012	Change
Short-term debt	$986	$119		$715
Current portion of long-term debt	818	819		320
Long-term debt	4,866	4,560		5,413
Total debt	6,670	5,498	21%	6,448	3%

Shareholders’ equity attributable to Johnson Controls, Inc.	11,531	12,314	-6%	11,933	-3%

Total capitalization	$18,201	$17,812	2%	$18,381	-1%

Total debt as a % of total capitalization	37%	31%		35%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At December 31, 2013, September 30, 2013, and December 31, 2012, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro. Additionally, at December 31, 2013, September 30, 2013 and December 31, 2012, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $185 million. As of December 31, 2013, 237 million euro and $50 million are scheduled to expire in fiscal 2014, and $135 million is scheduled to expire in fiscal 2015. There were no draws on any of the revolving facilities for the respective periods.

•
In December 2013, the Company entered into a five-year, 220 million euro, floating rate credit facility scheduled to mature in fiscal 2019. The Company drew on the full credit facility during the quarter ended December 31, 2013. Proceeds from the facility were used for general corporate purposes.

•
In December 2013, the Company entered into a nine-month, $500 million, floating rate term loan scheduled to mature in September 2014. Proceeds from the term loan were used for general corporate purposes.

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

•
In November 2012, the Company entered into a five-year, 70 million euro, floating rate credit facility scheduled to mature in November 2017. The Company drew on the full credit facility during the first quarter of fiscal 2013. Proceeds from the facility were used for general corporate purposes.

•	In November 2012, the Company retired $100 million in principal amount, plus accrued interest, of its 5.8% fixed rate notes that matured. The Company used cash to fund the payment.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of December 31, 2013, it could borrow up to $1.8 billion on committed credit lines.

•
The Company believes its capital resources and liquidity position at December 31, 2013 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2014 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of December 31, 2013. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, “Defined Benefit Plans - Other Postretirement,” or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2013, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.2 billion and there was a maximum of $581 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 clarifies that companies should present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU No. 2013-11 will be effective prospectively for the Company for the quarter ending December 31, 2014, with early adoption permitted. The Company is currently assessing the impact that adoption of this guidance may have on its consolidated statement of financial position. The adoption of this guidance will have no impact on the Company's consolidated results of operations.

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

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to disclose these reclassifications by each respective line item on the statements of income. ASU No. 2013-02 was effective for the Company for the quarter ended December 31, 2013. The adoption of this guidance had no impact on the Company's consolidated financial condition or results of operations. Refer to Note 14, "Equity and Noncontrolling Interests," of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." ASU No. 2011-11 requires additional quantitative and qualitative disclosures of gross and net information regarding derivative instruments that are offset or eligible for offset in the consolidated statement of financial position. ASU No. 2011-11 was effective for the Company for the quarter ending December 31, 2013. The adoption of this guidance had no impact on the Company’s consolidated financial condition or results of operations. Refer to Note 15, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of gross and net information regarding the Company's derivative instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2013, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended December 31, 2013.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million, $25 million and $24 million at December 31, 2013, September 30, 2013 and December 31, 2012, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At December 31, 2013, September 30, 2013 and December 31, 2012, the Company recorded conditional asset retirement obligations of $59 million, $56 million and $81 million, respectively.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. In September 2013, the Company’s Board of Directors authorized up to an additional $500 million in stock repurchases of the Company’s outstanding common stock, and in November 2013, the Company's Board of Directors authorized an additional $3.0 billion under the stock repurchase program, both incremental to prior authorizations. Stock repurchases under the stock repurchase program may be made through open market, privately negotiated, or structured transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. In November 2013, the Company announced an $800 million accelerated stock repurchase agreement with Goldman Sachs that was funded in November 2013.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an “affiliated purchaser” of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended December 31, 2013.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/13 - 10/31/13
Purchases by Company	—	—	—	$650,006,536
11/1/13 - 11/30/13
Purchases by Company	23,491,527	47.65	23,491,527	$2,530,629,766
12/1/13 - 12/31/13
Purchases by Company	—	—	—	$2,530,629,766
10/1/13 - 10/31/13
Purchases by Citibank	—	—	—	NA
11/1/13 - 11/30/13
Purchases by Citibank	200,000	48.81	—	NA
12/1/13 - 12/31/13
Purchases by Citibank	—	—	—	NA

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 47 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: February 3, 2014	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan for recipients who have not announced an intention to retire (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).

10.2
Form of restricted stock/restricted stock unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(b) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).

10.3
Form of option/stock appreciation right agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).

10.4
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan for recipients who have announced an intention to retire (incorporated by reference to Exhibit 10.1(d) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated February 3, 2014, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.