Form 10-Q
period 2014-03-31
JOHNSON CONTROLS INC
filed 2014-05-02
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2014
Common Stock: $1.00 par value per share	664,157,910

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	March 31, 2014	September 30, 2013	March 31, 2013
Assets

Cash and cash equivalents	$209	$1,055	$481
Accounts receivable - net	7,028	7,206	7,317
Inventories	2,516	2,325	2,449
Assets held for sale	816	804	—
Other current assets	2,490	2,308	2,670
Current assets	13,059	13,698	12,917

Property, plant and equipment - net	6,632	6,585	6,525
Goodwill	6,722	6,589	7,097
Other intangible assets - net	1,056	999	1,126
Investments in partially-owned affiliates	1,110	1,024	1,059
Other noncurrent assets	2,638	2,623	3,224
Total assets	$31,217	$31,518	$31,948

Liabilities and Equity

Short-term debt	$1,375	$119	$957
Current portion of long-term debt	143	819	1,123
Accounts payable	6,042	6,318	6,146
Accrued compensation and benefits	996	1,215	979
Liabilities held for sale	333	402	—
Other current liabilities	3,263	3,244	2,896
Current liabilities	12,152	12,117	12,101

Long-term debt	4,733	4,560	4,590
Pension and postretirement benefits	726	750	1,211
Other noncurrent liabilities	1,464	1,360	1,718
Long-term liabilities	6,923	6,670	7,519

Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	183	157	205

Common stock, $1.00 par value	704	700	693
Capital in excess of par value	2,565	2,399	2,181
Retained earnings	9,764	9,328	8,937
Treasury stock, at cost	(1,734)	(531)	(230)
Accumulated other comprehensive income	387	418	308
Shareholders’ equity attributable to Johnson Controls, Inc.	11,686	12,314	11,889
Noncontrolling interests	273	260	234
Total equity	11,959	12,574	12,123
Total liabilities and equity	$31,217	$31,518	$31,948
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales
Products and systems*	$8,558	$8,079	$17,163	$16,123
Services*	1,905	2,023	3,874	4,088
	10,463	10,102	21,037	20,211
Cost of sales
Products and systems*	7,406	6,983	14,783	13,957
Services*	1,511	1,679	3,132	3,378
	8,917	8,662	17,915	17,335

Gross profit	1,546	1,440	3,122	2,876

Selling, general and administrative expenses	(990)	(1,044)	(2,028)	(2,047)
Restructuring and impairment costs	—	(84)	—	(84)
Net financing charges	(56)	(66)	(111)	(126)
Equity income	73	147	185	231

Income from continuing operations before income taxes	573	393	1,168	850

Provision for income taxes	110	214	221	299

Income from continuing operations	463	179	947	551

Income (loss) from discontinued operations, net of tax (Note 4)	(172)	14	(154)	30

Net income	291	193	793	581

Income from continuing operations attributable to noncontrolling interests	30	29	63	58

Net income attributable to Johnson Controls, Inc.	$261	$164	$730	$523

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income from continuing operations	$433	$150	$884	$493
Income (loss) from discontinued operations	(172)	14	(154)	30
Net income	$261	$164	$730	$523

Basic earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$0.65	$0.22	$1.32	$0.72
Discontinued operations	(0.26)	0.02	(0.23)	0.04
Net income **	$0.39	$0.24	$1.09	$0.77

Diluted earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$0.64	$0.22	$1.31	$0.72
Discontinued operations	(0.26)	0.02	(0.23)	0.04
Net income **	$0.39	$0.24	$1.08	$0.76

*
Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical and Global Workplace Solutions.

**	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net income	$291	$193	$793	$581

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4)	(179)	(18)	(136)
Realized and unrealized losses on derivatives	(3)	(7)	(4)	(8)
Realized and unrealized gains (losses) on marketable common stock	(5)	3	(7)	6
Pension and postretirement plans	(1)	(3)	(2)	(12)

Other comprehensive loss	(13)	(186)	(31)	(150)

Total comprehensive income	278	7	762	431

Comprehensive income attributable to noncontrolling interests	30	30	63	58

Comprehensive income (loss) attributable to Johnson Controls, Inc.	$248	$(23)	$699	$373

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Operating Activities
Net income attributable to Johnson Controls, Inc.	$261	$164	$730	$523
Income from continuing operations attributable to noncontrolling interests	30	29	63	58
Net income	291	193	793	581
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	247	234	491	457
Pension and postretirement benefit expense (income)	7	3	16	(13)
Pension and postretirement contributions	(22)	(29)	(47)	(45)
Equity in earnings of partially-owned affiliates, net of dividends received	(71)	(51)	(145)	(99)
Deferred income taxes	(67)	140	(53)	135
Fair value adjustment of equity investment	—	(82)	(19)	(82)
Equity-based compensation	23	15	41	31
Other	(8)	12	(16)	9
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	(338)	(295)	193	(54)
Inventories	(66)	(91)	(161)	(119)
Other assets	(67)	(70)	(108)	(292)
Restructuring reserves	(62)	35	(124)	1
Accounts payable and accrued liabilities	554	248	(375)	82
Accrued income taxes	309	(45)	(37)	(77)
Cash provided by operating activities	730	217	449	515

Investing Activities
Capital expenditures	(257)	(293)	(602)	(664)
Sale of property, plant and equipment	28	29	49	46
Acquisition of businesses, net of cash acquired	—	(113)	(128)	(113)
Business divestitures	—	—	13	—
Changes in long-term investments	3	—	6	(17)
Other	4	47	9	53
Cash used by investing activities	(222)	(330)	(653)	(695)

Financing Activities
Increase in short-term debt - net	392	245	1,259	637
Increase in long-term debt	—	1	302	91
Repayment of long-term debt	(810)	(5)	(816)	(114)
Stock repurchases	—	(50)	(1,199)	(50)
Payment of cash dividends	(146)	—	(276)	(253)
Proceeds from the exercise of stock options	33	51	117	85
Other	5	27	9	28
Cash provided (used) by financing activities	(526)	269	(604)	424
Effect of exchange rate changes on cash and cash equivalents	(20)	11	(39)	(28)
Change in cash held for sale	2	—	1	—
Increase (decrease) in cash and cash equivalents	(36)	167	(846)	216
Cash and cash equivalents at beginning of period	245	314	1,055	265
Cash and cash equivalents at end of period	$209	$481	$209	$481
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2013. The results of operations for the three and six month periods ended March 31, 2014 are not necessarily indicative of results for the Company’s 2014 fiscal year because of seasonal and other factors.

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

Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, "Consolidation," the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the Company first determines if the entity is a variable interest entity (VIE). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE. If the entity is not considered a VIE, then the Company applies the voting interest model to determine whether or not the Company shall consolidate the partially-owned affiliate.

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended March 31, 2014, September 30, 2013 and March 31, 2013, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three and six month periods ended March 31, 2014 and 2013 was not material. The VIE is named as a co-obligor under a third party debt agreement of $175 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $55 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	March 31, 2014	September 30, 2013	March 31, 2013

Current assets	$296	$273	$261
Noncurrent assets	137	139	148
Total assets	$433	$412	$409

Current liabilities	$195	$212	$183
Noncurrent liabilities	38	39	24
Total liabilities	$233	$251	$207

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As of September 30, 2013 and March 31, 2013, the Company had a 40% interest in an equity method investee whereby the investee is a VIE. The investee produces and sells lead-acid batteries of which the Company both purchases and supplies certain batteries to complement each investment partners’ portfolio. The Company had a contractual right to purchase the remaining 60% equity interest in the investee between May 2014 and May 2016 (the "call option"). If the Company did not exercise the call option prior to its expiration in May 2016, for a period of six months thereafter the Company was subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the "repurchase option"). The purchase price was fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company determined that the investee was a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company was not the primary beneficiary as the Company did not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee was accounted for under the equity method of accounting as the Company’s interest exceeded 20% and the Company did not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the consolidated statements of financial position at September 30, 2013 and March 31, 2013 was $56 million, which represented the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE were immaterial and represented normal course of business trade receivables and payables for all presented periods. In the first quarter of fiscal 2014, the Company purchased an additional 50% equity interest in the investee to bring the Company's total interest in the investee to 90%. As a result of this transaction, the fixed price call option and repurchase option no longer exist, and the Company consolidates the investee under the voting interest model. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information regarding this transaction.

As mentioned previously within the "Consolidated VIEs" section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $60 million, $57 million and $56 million at March 31, 2014, September 30, 2013 and March 31, 2013, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Restricted Cash

At March 31, 2014, September 30, 2013 and March 31, 2013, the Company held restricted cash of approximately $22 million, $32 million and $24 million, respectively, within cash and cash equivalents. These amounts were collected from customers for payment of maintenance costs under contract, and withdrawals are restricted for this purpose.

Retrospective Changes

Certain amounts as of September 30, 2013 and March 31, 2013 have been revised to conform to the current year’s presentation.

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

At March 31, 2014, the Company determined that its Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

2.	New Accounting Standards

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 will be effective prospectively for the Company for disposals that occur in the quarter ending December 31, 2015, with early adoption permitted in certain instances. The significance of this guidance for the Company is dependent on any future dispositions or disposals.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 clarifies that companies should present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU No. 2013-11 will be effective prospectively for the Company for the quarter ending December 31, 2014, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance may have on its consolidated statement of financial position. The adoption of this guidance will have no impact on the Company's consolidated results of operations.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

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

In the first six months of fiscal 2014, the Company completed two acquisitions for a combined purchase price, net of cash acquired, of $128 million, all of which was paid in the six months ended March 31, 2014. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $100 million. The purchase price allocations may be subsequently adjusted to reflect final valuation studies. As a result of one of the acquisitions, which increased the Company's ownership from a noncontrolling to controlling interest, the Company recorded a non-cash gain of $19 million in equity income for the Power Solutions business to adjust the Company's existing equity investment in the partially-owned affiliate to fair value.

In the first six months of fiscal 2014, the Company completed one divestiture for a sales price of $13 million, all of which was received as of March 31, 2014. The divestiture was not material to the Company’s consolidated financial statements. In connection with the divestiture, the Company recorded a gain, net of transaction costs, of $9 million in the Automotive Experience Interiors segment. There was no change in goodwill as a result of this transaction.

In the first six months of fiscal 2014, the Company adjusted the purchase price allocation of certain fiscal 2013 acquisitions and recorded an addition to goodwill of $2 million.

On April 16, 2014, the Company announced that it had reached a definitive agreement to purchase Air Distribution Technologies, one of the strongest and largest independent providers of air distribution and ventilation solutions in North America, for approximately $1.6 billion. This transaction, which is expected to close in July 2014 subject to regulatory and other approvals, is expected to significantly expand the Company's third party distribution channels and create cross-selling opportunities of existing and new products. The Company intends to finance this acquisition through the issuance of debt.

In the second quarter of fiscal 2014, the Company announced that it had reached a definitive agreement to sell the Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale is expected to close in fiscal 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's discontinued operations.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

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

There were no business divestitures for the six months ended March 31, 2013.

4.	Discontinued Operations

In the fourth quarter of fiscal 2013, the Company completed its divestiture of its Automotive Experience Electronics' HomeLink® product line to Gentex Corporation. In the second quarter of fiscal 2014, the Company announced that it had reached a definitive agreement to sell the remainder of the Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale is expected to close in fiscal 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the Automotive Experience Electronics segment were reflected as held for sale in the consolidated statements of financial position at March 31, 2014 and September 30, 2013.

The following table summarizes the results of the Automotive Experience Electronics business, which includes the HomeLink® product line in fiscal 2013 results, reclassified as discontinued operations for the three and six month periods ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net sales	$344	$328	$678	$641

Income from discontinued operations before income taxes	18	29	54	60
Provision for income taxes on discontinued operations	188	14	203	28
Income from discontinued operations attributable to noncontrolling interests, net of tax	2	1	5	2
Income (loss) from discontinued operations, net of tax	$(172)	$14	$(154)	$30

For the three and six months ended March 31, 2014, the Company's effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to a second quarter discrete non-cash tax charge of $180 million related to the repatriation of foreign cash associated with the divestiture of the Electronics business and unbenefited foreign losses. For the three and six months ended March 31, 2013, the Company's effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to unbenefited foreign losses.

Assets and Liabilities Held for Sale

At September 30, 2013, the Company determined that certain of its businesses met the criteria to be classified as held for sale. The Automotive Experience Electronics segment and certain product lines of the Automotive Experience Interiors segment were classified as held for sale as of March 31, 2014 and September 30, 2013.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

The following table summarizes the carrying value of the assets and liabilities held for sale (in millions):

	March 31, 2014	September 30, 2013

Cash and cash equivalents	$3	$4
Accounts receivable - net	214	197
Inventories	128	124
Other current assets	63	91
Property, plant and equipment - net	174	167
Goodwill	74	74
Other intangible assets - net	62	57
Investments in partially-owned affiliates	31	26
Other noncurrent assets	67	64
Assets held for sale	$816	$804

Short-term debt	$5	$5
Accounts payable	248	253
Accrued compensation and benefits	35	46
Other current liabilities	32	84
Pension and postretirement benefits	11	13
Other noncurrent liabilities	2	1
Liabilities held for sale	$333	$402

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, the Company recorded an impairment charge of $41 million in the fourth quarter of fiscal 2013 to write down the long-lived assets related to certain product lines of the Automotive Experience Interiors segment to zero. In connection with the anticipated sale of those Interiors product lines, which is expected to occur in fiscal 2014, the Company expects to make a cash payment to the buyer to fund future operational improvement initiatives, which could result in a loss before income taxes of up to $100 million, subject to final negotiations. In addition, the divestiture of the Automotive Experience Electronics segment could result in a gain or loss to the extent the ultimate selling price differs from the carrying value of the net assets recorded.

The Automotive Experience Interiors product lines classified as held for sale are immaterial to the Company individually and in the aggregate, and do not constitute a distinguishable business in order to be classified as a discontinued operation.

5.	Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $473 million, $489 million and $486 million at March 31, 2014, September 30, 2013 and March 31, 2013, respectively. Billings in excess of costs and earnings related to these contracts were $383 million, $263 million and $372 million at March 31, 2014, September 30, 2013 and March 31, 2013, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

6.	Inventories

Inventories consisted of the following (in millions):

	March 31, 2014	September 30, 2013	March 31, 2013

Raw materials and supplies	$1,170	$1,086	$1,116
Work-in-process	402	459	471
Finished goods	944	780	862
Inventories	$2,516	$2,325	$2,449

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

Effective October 1, 2013, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Historical information has been revised to reflect the new Building Efficiency reportable segment structure. Refer to Note 18, "Segment Information," of the notes to consolidated financial statements for further information.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six month period ended September 30, 2013 and the six month period ended March 31, 2014 were as follows (in millions):

	March 31, 2013	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2013
Building Efficiency
North America Systems and Service	$1,229	$—	$—	$—	$(1)	$1,228
Global Workplace Solutions	219	42	—	—	(4)	257
Asia	385	—	—	—	3	388
Other	998	—	—	—	5	1,003
Automotive Experience
Seating	2,577	47	(15)	—	50	2,659
Interiors	401	—	—	(430)	29	—
Electronics	250	—	(251)	—	1	—
Power Solutions	1,038	—	—	—	16	1,054
Total	$7,097	$89	$(266)	$(430)	$99	$6,589

	September 30, 2013	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	March 31, 2014
Building Efficiency
North America Systems and Service	$1,228	$—	$—	$—	$(1)	$1,227
Global Workplace Solutions	257	—	—	—	2	259
Asia	388	—	—	—	(8)	380
Other	1,003	—	—	—	6	1,009
Automotive Experience
Seating	2,659	2	—	—	25	2,686
Interiors	—	—	—	—	—	—
Electronics	—	—	—	—	—	—
Power Solutions	1,054	100	—	—	7	1,161
Total	$6,589	$102	$—	$—	$31	$6,722

The six months ended September 30, 2013 Automotive Experience Electronics business divestitures amount includes $74 million of goodwill transferred to assets held for sale on the consolidated statement of financial position. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

Based on a combination of factors relating to the Automotive Experience Interiors business, including the operating results of the business, restrictions on future capital and restructuring funding, and the Company's announced intention to explore strategic options related to this business, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2013. As a result, the Company concluded that the carrying value of the Interiors reporting unit exceeded its fair value as of September 30, 2013. The Company recorded a goodwill impairment charge of $430 million in the fourth quarter of fiscal 2013, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment test were the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there is significant judgment in determining the expected future cash flows attributable to the Interiors business.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	March 31, 2014			September 30, 2013			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$91	$(54)	$37	$92	$(53)	$39	$165	$(99)	$66
Customer relationships	607	(157)	450	537	(138)	399	620	(124)	496
Miscellaneous	356	(104)	252	336	(91)	245	333	(84)	249
Total amortized intangible assets	1,054	(315)	739	965	(282)	683	1,118	(307)	811
Unamortized intangible assets
Trademarks	317	—	317	316	—	316	315	—	315
Total intangible assets	$1,371	$(315)	$1,056	$1,281	$(282)	$999	$1,433	$(307)	$1,126

Amortization of other intangible assets for the three month periods ended March 31, 2014 and 2013 was $20 million. Amortization of other intangible assets for the six month periods ended March 31, 2014 and 2013 was $40 million and $38 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2015, 2016, 2017, 2018 and 2019 will be approximately $83 million, $77 million, $72 million, $66 million and $56 million per year, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the six months ended March 31, 2014 and 2013 were as follows (in millions):

	Six Months Ended March 31,
	2014	2013

Balance at beginning of period	$256	$278
Accruals for warranties issued during the period	159	126
Accruals related to pre-existing warranties (including changes in estimates)	—	(7)
Settlements made (in cash or in kind) during the period	(132)	(137)
Currency translation	—	(2)
Balance at end of period	$283	$258

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

9.	Significant Restructuring Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2012 and recorded $297 million of restructuring and impairment costs. As a continuation of its restructuring plan announced in fiscal 2012, the Company recorded $985 million of restructuring and impairment costs in fiscal 2013, of which $84 million was recorded in the second quarter, $143 million in the third quarter and $758 million in the fourth quarter of fiscal 2013. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included planned workforce reductions, plant closures, and asset and goodwill impairments. The restructuring actions are expected to be substantially complete by the end of fiscal 2014.

The following table summarizes the changes in the Company’s restructuring reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Other	Currency Translation	Total

Balance at September 30, 2013	$441	$3	$2	$446
Utilized—cash	(62)	—	—	(62)
Utilized—noncash	—	—	5	5
Transfers from liabilities held for sale	31	—	—	31
Balance at December 31, 2013	$410	$3	$7	$420
Utilized—cash	(62)	—	—	(62)
Utilized—noncash	—	—	(4)	(4)
Balance at March 31, 2014	$348	$3	$3	$354

The $31 million of transfers from liabilities held for sale represent restructuring reserves that were included in liabilities held for sale in the consolidated statement of financial position at September 30, 2013, but were excluded from liabilities held for sale at December 31, 2013 based on transaction negotiations. See Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

The Company's restructuring plans include workforce reductions of approximately 16,700 employees (9,500 for the Automotive Experience business, 6,200 for the Building Efficiency business and 1,000 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2014, approximately 11,400 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans include twenty-one plant closures (seventeen for Automotive Experience, two for Power Solutions and two for Building Efficiency). As of March 31, 2014, twelve of the twenty-one plants have been closed.

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
March 31, 2014
(unaudited)

10.	Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2014, the Company's effective tax rate for continuing operations was 19% for both periods. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials. For the three and six months ended March 31, 2013, the Company's effective tax rate was 55% and 35%, respectively. The effective rate for the three months ended March 31, 2013 was higher than the U.S. federal statutory rate of 35% due to valuation allowance adjustments, an uncertain tax position charge and significant restructuring costs, partially offset by foreign tax rate differentials. The effective rate for the six months ended March 31, 2013 was equal to the U.S. federal statutory rate of 35% due to valuation allowance adjustments, an uncertain tax position charge and significant restructuring costs, offset by foreign tax rate differentials.

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

Uncertain Tax Positions

At September 30, 2013, the Company had gross tax effected unrecognized tax benefits of $1,345 million, of which $1,198 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2013 was approximately $84 million (net of tax benefit). The net change in interest and penalties during the six months ended March 31, 2014 was not material, and for the same period in fiscal 2013 was $7 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As a result of foreign law changes during the second quarter of fiscal 2013, the Company increased its total reserve for uncertain tax positions, resulting in income tax expense of $17 million.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

In the U.S., fiscal years 2010 through 2012 are currently under exam by the Internal Revenue Service (IRS) and 2004 through 2009 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2011 - 2012
Brazil	2004 - 2008
Canada	2007 - 2010
France	2002 - 2013
Germany	2001 - 2010
Italy	2005 - 2009, 2011
Korea	2008 - 2012
Mexico	2003 - 2004, 2007 - 2012

The Company expects that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which is not expected to be significant to the Company's consolidated financial statements.

Impacts of Tax Legislation

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million. Tax legislation was also adopted in various other jurisdictions during the six month period ended March 31, 2014. These law changes did not have a material impact on the Company's consolidated financial statements.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Service cost	$17	$22	$35	$45
Interest cost	35	37	69	75
Expected return on plan assets	(52)	(58)	(103)	(116)
Amortization of prior service cost	1	1	1	1
Net periodic benefit cost	$1	$2	$2	$5

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Service cost	$9	$9	$19	$19
Interest cost	18	16	36	32
Expected return on plan assets	(19)	(17)	(38)	(35)
Amortization of prior service credit	—	(1)	—	(1)
Curtailment gain	(2)	(2)	(2)	(26)
Net periodic benefit cost (credit)	$6	$5	$15	$(11)

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Service cost	$1	$2	$2	$3
Interest cost	3	2	6	5
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service credit	(1)	(5)	(3)	(9)
Net periodic benefit credit	$—	$(4)	$(1)	$(7)

The curtailment gains in the three and six months ended March 31, 2014 and 2013 were the result of lost contracts in the Building Efficiency Global Workplace Solutions segment.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

12.	Debt and Financing Arrangements

During the quarter ended March 31, 2014, the Company entered into a one-year, $150 million, floating rate term loan scheduled to mature in January 2015. Proceeds from the term loan were used for general corporate purposes.

During the quarter ended March 31, 2014, the Company entered into a nine-month, $150 million, floating rate term loan scheduled to mature in December 2014. Proceeds from the term loan were used for general corporate purposes.

During the quarter ended March 31, 2014, the Company retired $350 million in principal amount, plus accrued interest, of its floating rate notes that matured February 2014.

During the quarter ended March 31, 2014, the Company retired $450 million in principal amount, plus accrued interest, of its 1.75% fixed rate notes that matured March 2014.

During the quarter ended December 31, 2013, a $35 million and a $100 million committed revolving credit facility expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2014 and a new $100 million committed revolving credit facility scheduled to expire in December 2014. As of March 31, 2014, there were no draws on either facility.

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and six month periods ended March 31, 2014 and 2013 contained the following components (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Interest expense, net of capitalized interest costs	$56	$69	$113	$128
Banking fees and bond cost amortization	5	5	9	10
Interest income	(2)	(3)	(5)	(7)
Net foreign exchange results for financing activities	(3)	(5)	(6)	(5)
Net financing charges	$56	$66	$111	$126

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Income Available to Common Shareholders
Income from continuing operations	$433	$150	$884	$493
Income (loss) from discontinued operations	(172)	14	(154)	30
Basic and diluted income available to common shareholders	$261	$164	$730	$523

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	663.8	684.0	669.0	683.6
Effect of dilutive securities:
Stock options and unvested restricted stock	8.0	5.4	8.0	4.4
Diluted weighted average shares outstanding	671.8	689.4	677.0	688.0

Antidilutive Securities
Options to purchase common shares	0.2	0.5	0.2	1.6

During the three months ended March 31, 2014 and 2013, the Company declared a dividend of $0.22 and $0.19, respectively, per common share. During the six months ended March 31, 2014 and 2013, the Company declared two quarterly dividends totaling $0.44 and $0.38, respectively, per common share. With the exception of the quarterly dividend declared and paid in the three months ended December 31, 2012, the Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

14.	Equity and Noncontrolling Interests

Other comprehensive income (loss) includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, December 31	$11,531	$261	$11,792	$11,933	$155	$12,088
Total comprehensive income (loss):
Net income	261	24	285	164	17	181
Foreign currency translation adjustments	(4)	—	(4)	(180)	1	(179)
Realized and unrealized losses on derivatives	(3)	—	(3)	(7)	—	(7)
Realized and unrealized gains (losses) on marketable common stock	(5)	—	(5)	3	—	3
Pension and postretirement plans	(1)	—	(1)	(3)	—	(3)
Other comprehensive income (loss)	(13)	—	(13)	(187)	1	(186)
Comprehensive income (loss)	248	24	272	(23)	18	(5)

Other changes in equity:
Cash dividends—common stock	(146)	—	(146)	(130)	—	(130)
Dividends attributable to noncontrolling interests	—	(6)	(6)	—	(9)	(9)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	61	—	61
Repurchases of common stock	—	—	—	(50)	—	(50)
Change in noncontrolling interest share	—	—	—	—	70	70
Other, including options exercised	53	(6)	47	98	—	98
Ending balance, March 31	$11,686	$273	$11,959	$11,889	$234	$12,123

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

	Six Months Ended March 31, 2014			Six Months Ended March 31, 2013
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$12,314	$260	$12,574	$11,625	$148	$11,773
Total comprehensive income:
Net income	730	46	776	523	28	551
Foreign currency translation adjustments	(18)	—	(18)	(136)	—	(136)
Realized and unrealized losses on derivatives	(4)	—	(4)	(8)	—	(8)
Realized and unrealized gains (losses) on marketable common stock	(7)	—	(7)	6	—	6
Pension and postretirement plans	(2)	—	(2)	(12)	—	(12)
Other comprehensive loss	(31)	—	(31)	(150)	—	(150)
Comprehensive income	699	46	745	373	28	401

Other changes in equity:
Cash dividends—common stock	(293)	—	(293)	(260)	—	(260)
Dividends attributable to noncontrolling interests	—	(27)	(27)	—	(12)	(12)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	63	—	63
Repurchases of common stock	(1,199)	—	(1,199)	(50)	—	(50)
Change in noncontrolling interest share	—	—	—	—	70	70
Other, including options exercised	165	(6)	159	138	—	138
Ending balance, March 31	$11,686	$273	$11,959	$11,889	$234	$12,123

In November 2013, the Company's Board of Directors authorized a $3 billion increase in the Company's share repurchase program, which brought the total authorized amount under the repurchase program to $3.65 billion. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the first quarter of fiscal 2014, the Company repurchased approximately $1.2 billion of its common shares, including $800 million as part of an accelerated share repurchase agreement, under these authorizations.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended March 31,
	2014	2013

Beginning balance, December 31	$169	$270
Net income	8	13
Dividends	—	(6)
Redemption value adjustment	—	(61)
Change in noncontrolling interest share	—	(11)
Other, including options exercised	6	—
Ending balance, March 31	$183	$205

	Six Months Ended March 31,
	2014	2013

Beginning balance, September 30	$157	$253
Net income	22	32
Dividends	(2)	(6)
Redemption value adjustment	—	(63)
Change in noncontrolling interest share	—	(11)
Other, including options exercised	6	—
Ending balance, March 31	$183	$205

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended March 31,
	2014	2013

Foreign currency translation adjustments
Balance at beginning of period	$378	$457
Aggregate adjustment for the period (net of tax effect of $0 and $12)	(4)	(180)
Balance at end of period	374	277

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	6	11
Current period changes in fair value (net of tax effect of $(2) and $(3))	(2)	(4)
Reclassification to income (net of tax effect of $0 and $(2)) *	(1)	(3)
Balance at end of period	3	4

Realized and unrealized gains (losses) on marketable common stock
Balance at beginning of period	5	8
Current period changes in fair value (net of tax effect of $0)	—	3
Reclassification to income (net of tax effect of $(2) and $0) **	(5)	—
Balance at end of period	—	11

Pension and postretirement plans
Balance at beginning of period	11	19
Reclassification to income (net of tax effect of $0 and $(2)) ***	(2)	(3)
Other changes (net of tax effect of $0)	1	—
Balance at end of period	10	16

Accumulated other comprehensive income, end of period	$387	$308

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

	Six Months Ended March 31,
	2014	2013

Foreign currency translation adjustments
Balance at beginning of period	$392	$413
Aggregate adjustment for the period (net of tax effect of $6 and $21)	(18)	(136)
Balance at end of period	374	277

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	7	12
Current period changes in fair value (net of tax effect of $(2) and $(1))	(2)	(1)
Reclassification to income (net of tax effect of $0 and $(4)) *	(2)	(7)
Balance at end of period	3	4

Realized and unrealized gains (losses) on marketable common stock
Balance at beginning of period	7	5
Current period changes in fair value (net of tax effect of $(2) and $0)	(1)	6
Reclassification to income (net of tax effect of $(2) and $0) **	(6)	—
Balance at end of period	—	11

Pension and postretirement plans
Balance at beginning of period	12	28
Reclassification to income (net of tax effect of $(1) and $(6)) ***	(3)	(12)
Other changes (net of tax effect of $0)	1	—
Balance at end of period	10	16

Accumulated other comprehensive income, end of period	$387	$308

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

*** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three months ended March 31, 2014 and 2013, and the six months ended March 31, 2014, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in cost of sales on the consolidated statement of income. For the six months ended March 31, 2013, the amount reclassified from AOCI into income for pension and postretirement plans was split approximately evenly between cost of sales and selling, general and administrative expenses.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

15.	Derivative Instruments and Hedging Activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 16, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. At September 30, 2013 and March 31, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen.

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

		Volume Outstanding as of
Commodity	Units	March 31, 2014	September 30, 2013	March 31, 2013

Copper	Pounds	15,950,000	14,705,000	13,420,000
Lead	Metric Tons	—	23,900	23,400
Aluminum	Metric Tons	493	2,709	2,925
Tin	Metric Tons	957	2,052	672
Iron Scrap	Metric Tons	—	—	3,749

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of March 31, 2014, September 30, 2013 and March 31, 2013, the Company had hedged approximately 4.6 million, 4.4 million and 4.8 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes which matured on November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes which matured on September 15, 2013, and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes which matured on March 1, 2014. In the fourth quarter of fiscal 2013, the Company entered into a fixed to floating interest rate swap totaling

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

approximately $125 million to hedge the coupon of its 7.70% notes maturing March 1, 2015. Additionally, in the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.50% notes maturing January 15, 2016. There were five interest rate swaps outstanding as of March 31, 2014, ten interest rate swaps outstanding as of September 30, 2013, and seven interest rate swaps outstanding as of March 31, 2013.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31, 2014	September 30, 2013	March 31, 2013	March 31, 2014	September 30, 2013	March 31, 2013
Other current assets
Foreign currency exchange derivatives	$14	$19	$14	$6	$14	$2
Commodity derivatives	3	8	2	—	—	—
Interest rate swaps	—	2	5	—	—	—
Cross-currency interest rate swaps	11	7	—	—	—	—
Other noncurrent assets
Interest rate swaps	3	3	—	—	—	—
Equity swap	—	—	—	218	183	169
Total assets	$31	$39	$21	$224	$197	$171

Other current liabilities
Foreign currency exchange derivatives	$17	$21	$13	$2	$11	$4
Commodity derivatives	3	3	7	—	—	—
Cross-currency interest rate swaps	1	—	2	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	452	754	—	—	—
Long-term debt
Fixed rate debt swapped to floating	803	927	—	—	—	—
Other noncurrent liabilities
Cross-currency interest rate swaps	—	—	2	—	—	—
Total liabilities	$949	$1,403	$778	$2	$11	$4

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of March 31, 2014, September 30, 2013 and March 31, 2013, no cash collateral was received or pledged under the master netting agreements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets			Fair Value of Liabilities
	March 31, 2014	September 30, 2013	March 31, 2013	March 31, 2014	September 30, 2013	March 31, 2013
Gross amount recognized	$255	$236	$192	$951	$1,414	$782
Gross amount eligible for offsetting	(12)	(9)	(7)	(12)	(9)	(7)
Net amount	$243	$227	$185	$939	$1,405	$775

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three and six months ended March 31, 2014 and 2013 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2014	2013	2014	2013
Foreign currency exchange derivatives	Cost of sales	$(1)	$—	$1	$1
Commodity derivatives	Cost of sales	1	4	—	9
Forward treasury locks	Net financing charges	1	1	1	1
Total		$1	$5	$2	$11

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	March 31, 2014	September 30, 2013	March 31, 2013
Foreign currency exchange derivatives	$(3)	$(3)	$—
Commodity derivatives	—	3	(3)
Forward treasury locks	6	7	7
Total	$3	$7	$4

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2014	2013	2014	2013
Interest rate swaps	Net financing charges	$(2)	$(2)	$(2)	$(3)
Fixed rate debt swapped to floating	Net financing charges	2	2	2	3
Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2014	2013	2014	2013
Foreign currency exchange derivatives	Cost of sales	$3	$(3)	$2	$(3)
Foreign currency exchange derivatives	Net financing charges	7	11	10	10
Foreign currency exchange derivatives	Provision for income taxes	—	(8)	—	(4)
Equity swap	Selling, general and administrative	(18)	21	26	36
Total		$(8)	$21	$38	$39

The amount of gains (losses) recognized in CTA within AOCI on the effective portion of outstanding net investment hedges was $6 million, $4 million, and $(2) million at March 31, 2014, September 30, 2013 and March 31, 2013, respectively. For the three and six months ended March 31, 2014 and 2013, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

16.	Fair Value Measurements

ASC 820, "Fair Value Measurement," defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2014, September 30, 2013 and March 31, 2013 (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$—	$20	$—
Commodity derivatives	3	—	3	—
Cross-currency interest rate swap	11	—	11	—
Other noncurrent assets
Interest rate swaps	3	—	3	—
Investments in marketable common stock	3	3	—	—
Equity swap	218	218	—	—
Total assets	$258	$221	$37	$—
Other current liabilities
Foreign currency exchange derivatives	$19	$—	$19	$—
Commodity derivatives	3	—	3	—
Cross-currency interest rate swaps	1	—	1	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	—	125	—
Long-term debt
Fixed rate debt swapped to floating	803	—	803	—
Total liabilities	$951	$—	$951	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2014, September 30, 2013 and March 31, 2013. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin, aluminum and iron scrap. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at March 31, 2014, September 30, 2013 and March 31, 2013.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes which matured on November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes which matured on September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes which matured on March 1, 2014. In the fourth quarter of fiscal 2013, the Company entered into a fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.70% notes maturing March 1, 2015. Additionally, in the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.50% notes maturing January 15, 2016. There were five interest rate swaps outstanding as of March 31, 2014, ten outstanding as of September 30, 2013, and seven interest rate swaps outstanding as of March 31, 2013.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. At September 30, 2013 and March 31, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There were no unrealized gains recorded in accumulated other comprehensive income on these investments as of March 31, 2014. As of September 30, 2013 and March 31, 2013, the Company recorded unrealized gains of $7 million and $11 million, respectively, in accumulated other comprehensive income. There were no unrealized losses recorded in accumulated other comprehensive income on these investments as of March 31, 2014, September 30, 2013 and March 31, 2013. During the six months ended March 31, 2014, the Company sold certain marketable common stock for approximately $25 million. As a result, the Company recorded $8 million of realized gains within selling, general and administrative expenses in the Automotive Experience Seating segment.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

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

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $5.2 billion, $5.7 billion and $6.2 billion at March 31, 2014, September 30, 2013 and March 31, 2013, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

17.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

At March 31, 2014, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

At March 31, 2013, the Company recorded a $13 million impairment charge in conjunction with its fiscal 2013 second quarter restructuring actions. Refer to Note 9, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. The impairment charge related to the Automotive Experience business and was recorded within restructuring and impairment costs on the consolidated statement of income. The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at March 31, 2013.

At October 1, 2013, the Company assessed goodwill for impairment in the Building Efficiency business due to the change in reportable segments. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at October 1, 2013. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

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

At March 31, 2014, the Company determined that its previously reported Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has seven reportable segments for financial reporting purposes. The Company’s seven reportable segments are presented in the context of its three primary businesses – Building Efficiency, Automotive Experience and Power Solutions.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

Building Efficiency

Building Efficiency designs, produces, markets and installs heating, ventilating and air conditioning (HVAC) and control systems that monitor, automate and integrate critical building segment equipment and conditions including HVAC, fire-safety and security in commercial buildings and in various industrial applications.

•
North America Systems and Service provides HVAC and controls systems, energy efficient solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and control systems to non-residential buildings and industrials applications in the North American marketplace.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans. General corporate and other overhead expenses are allocated to business segments in determining segment income. As mentioned above, the previously reported Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, and general corporate overhead was not allocated to discontinued operations. The Company reported discontinued operations through retrospective application to all periods presented, resulting in general corporate allocation changes between the segments in the prior periods. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Building Efficiency
North America Systems and Service	$1,024	$1,069	$2,015	$2,057
Global Workplace Solutions	996	1,078	2,073	2,212
Asia	449	427	959	932
Other	807	882	1,610	1,787
	3,276	3,456	6,657	6,988
Automotive Experience
Seating	4,514	4,077	8,793	7,966
Interiors	1,109	1,009	2,251	2,021
	5,623	5,086	11,044	9,987
Power Solutions	1,564	1,560	3,336	3,236
Total net sales	$10,463	$10,102	$21,037	$20,211

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

	Segment Income (Loss)
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Building Efficiency
North America Systems and Service	$101	$83	$168	$150
Global Workplace Solutions	21	17	39	51
Asia	55	40	131	106
Other	(25)	(1)	(40)	2
	152	139	298	309
Automotive Experience
Seating	236	176	411	258
Interiors	5	(20)	27	(31)
	241	156	438	227
Power Solutions	236	248	543	524
Total segment income	$629	$543	$1,279	$1,060

Net financing charges	(56)	(66)	(111)	(126)
Restructuring and impairment costs	—	(84)	—	(84)

Income from continuing operations before income taxes	$573	$393	$1,168	$850

19.	Commitments and Contingencies

The Company accrues for potential environmental liabilities in a manner consistent with U.S. GAAP; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million, $25 million and $28 million at March 31, 2014, September 30, 2013 and March 31, 2013, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At March 31, 2014, September 30, 2013 and March 31, 2013, the Company recorded conditional asset retirement obligations of $58 million, $56 million and $81 million, respectively.

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

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries (the "Company") as of March 31, 2014 and 2013, and the related consolidated statements of income, of comprehensive income (loss) and of cash flows for the three-month and six-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2013, and the related consolidated statements of income, of shareholders’ equity, of comprehensive income (loss) and of cash flows for the year then ended (not presented herein), and in our report dated November 21, 2013, (which included an explanatory paragraph with respect to the Company's change in the manner of accounting for inventory costing), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of September 30, 2013, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 2, 2014

PricewaterhouseCoopers LLP, 100 East Wisconsin Avenue, Milwaukee, WI 53202
T: (414)212- 1600, F: (414) 212- 1880, www.pwc.com/us

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to “Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls, Inc. and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and, therefore, are subject to risks and uncertainties. All statements in this document other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls' control, that could cause Johnson Controls' actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include required regulatory approvals that are material conditions for proposed transactions to close, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial contracts, as well as other factors discussed in Item 1A of Part I of Johnson Controls' most recent Annual Report on Form 10-K for the year ended September 30, 2013. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are only made as of the date of this document, and Johnson Controls assumes no obligation, and disclaims any obligation, to update forward-looking statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2013 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual

Report on Form 10-K for the year ended September 30, 2013. References in the following discussion and analysis to "Three Months" refer to the three months ended March 31, 2014 compared to the three months ended March 31, 2013, while references to "Year-to-Date" refer to the six months ended March 31, 2014 compared to the six months ended March 31, 2013.

Certain amounts as of September 30, 2013 and March 31, 2013 have been revised to conform to the current year’s presentation.

Effective October 1, 2013, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Efficiency was comprised of five reportable segments for financial reporting purposes: North America Systems, North America Service, Global Workplace Solutions, Asia and Other. As a result of this change, Building Efficiency is now comprised of four reportable segments for financial reporting purposes, with the only change being the the combination of North America Systems and North America Service into one reportable segment called North America Systems and Service. Historical information has been revised to reflect the new Building Efficiency reportable segment structure.

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

At March 31, 2014, the Company determined that its Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Outlook

On April 23, 2014, the Company announced that it is providing updated guidance now that the Automotive Experience Electronics business is being reported as a discontinued operation. Previously, the Company provided full year earnings guidance (including Electronics) of $3.15 - $3.30 per diluted share. Excluding Electronics earnings of approximately $0.10 - $0.12 per diluted share, the adjusted earnings guidance range for continuing operations would be $3.05 - $3.18 per diluted share. The Company revised this guidance for full year earnings from continuing operations to $3.10 - $3.15 per diluted share. For the third quarter of fiscal 2014, the Company expects earnings from continuing operations of $0.81 - $0.84 per diluted share, and expects segment margin improvements in all three of its businesses.

On April 16, 2014, the Company announced that it had reached a definitive agreement to purchase Air Distribution Technologies, one of the strongest and and largest independent providers of air distribution and ventilation solutions in North America, for $1.6 billion. This transaction, which is expected to close in July 2014 subject to regulatory and other approvals, is expected to significantly expand the Company's third party distribution channels and create cross-selling opportunities of existing and new products. The Company intends to finance this acquisition through the issuance of debt.

The Company believes that it is on target to close the sale of its Automotive Experience Electronics business by the end of the fiscal year and the review of strategic options for its Automotive Experience Interiors business is continuing.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at March 31, 2014 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, minimum pension contributions, debt maturities and any potential acquisitions during the remainder of fiscal 2014 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of March 31, 2014. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2014, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.3 billion and there was a maximum of $303 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on our plan assets. In fiscal 2014, the Company believes the long-term rate of return will approximate 8.00%, 4.65% and 5.80% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first six months of fiscal 2014, the Company made approximately $47 million in total pension contributions. In total, the Company expects to contribute approximately $80 million in cash to its defined benefit pension plans in fiscal 2014. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2014.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Net sales	$10,463	$10,102	4%	$21,037	$20,211	4%

•
The increase in consolidated net sales for the three months ended March 31, 2014 was due to higher sales in the Automotive Experience business ($532 million) and Power Solutions business ($3 million), partially offset by lower sales in the Building Efficiency business ($148 million) and the unfavorable impact of foreign currency translation ($26 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 4% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally and higher global battery shipments were partially offset by lower demand for Building Efficiency in North America, Europe and the Middle East, and the impact of lower lead costs on pricing for Power Solutions. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

•
The increase in consolidated net sales for the six months ended March 31, 2014 was due to higher sales in the Automotive Experience business ($1.0 billion) and Power Solutions business ($81 million), partially offset by lower sales in the Building Efficiency business ($274 million) and the unfavorable impact of foreign currency translation ($11 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 4% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, and higher global battery shipments and improved pricing in the Power Solutions business were partially offset by lower demand for Building Efficiency in North America, Europe and the Middle East, and the impact of lower lead costs on pricing for Power Solutions. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Cost of sales	$8,917	$8,662	3%	$17,915	$17,335	3%
Gross profit	1,546	1,440	7%	3,122	2,876	9%
% of sales	14.8%	14.3%		14.8%	14.2%

•
The increase in cost of sales for the three months ended March 31, 2014 corresponds to the sales growth noted above, with gross profit percentage increasing by 50 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, and lower purchasing and operating costs due to improved operational performance, partially offset by net unfavorable pricing and commercial settlements, and unfavorable sales mix. The Power Solutions business was impacted by favorable pricing and product mix, and increased benefits of vertical integration, partially offset by higher lead acquisition costs. Gross profit in the Building Efficiency business was unfavorably impacted by lower demand in North America, Europe and the Middle East, and contract related charges in the Middle East, partially offset by strong operating performance in North America and Asia due to cost and pricing initiatives. Foreign currency translation had a favorable impact on cost of sales of approximately $16 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
The increase in cost of sales for the six months ended March 31, 2014 corresponds to the sales growth noted above, with gross profit percentage increasing by 60 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, and lower purchasing and operating costs due to improved operational performance, partially offset by net unfavorable pricing and commercial settlements, and unfavorable sales mix. The Power Solutions business was impacted by favorable pricing and product mix, and increased benefits of vertical integration, partially offset by higher lead acquisition costs. Gross profit in the Building Efficiency business was unfavorably impacted by lower demand in North America, Europe and the Middle East, and contract related charges in the Middle East, partially offset by strong operating performance in North America and Asia due to cost and pricing initiatives. Foreign currency translation had an unfavorable impact on cost of sales of approximately $1 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Selling, general and administrative expenses	$990	$1,044	-5%	$2,028	$2,047	-1%
% of sales	9.5%	10.3%		9.6%	10.1%

•
Selling, general and administrative expenses (SG&A) decreased 5% as compared to the three month period ended March 31, 2013, and SG&A as a percentage of sales decreased 80 basis points over the same period. The Building Efficiency SG&A decreased primarily due to lower employee related expenses and other cost reduction initiatives. The Automotive Experience business SG&A decreased primarily due to prior year distressed supplier costs, the benefits of cost reduction initiatives and lower engineering expenses, partially offset by higher employee related expenses. The Power Solutions business SG&A increased primarily due to a prior year net favorable legal settlement. Foreign currency translation had a favorable impact on SG&A of $12 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
SG&A decreased slightly as compared to the six month period ended March 31, 2013, and SG&A as a percentage of sales decreased 50 basis points over the same period. The Building Efficiency SG&A decreased primarily due to lower employee related expenses and other cost reduction initiatives, partially offset by a prior year pension curtailment gain resulting from a lost Global Workplace Solutions contract and net unfavorable contract related charges. The Automotive Experience business SG&A decreased primarily due to a gain on business divestiture, prior year distressed supplier costs, the benefits of cost reduction initiatives and lower engineering expenses, partially offset by higher employee related expenses. The Power Solutions business SG&A increased primarily due to a prior year net favorable legal settlement and higher employee related expenses. Foreign currency translation had a favorable impact on SG&A of $9 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Restructuring and impairment costs	$—	$84	*	$—	$84	*
* Measure not meaningful

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2013 and recorded $84 million of restructuring and impairment costs in the second quarter of fiscal 2013. The restructuring actions related to cost reduction initiatives primarily for the Company's Automotive Experience Interiors segment and included planned workforce reductions and plant closures. The restructuring actions are expected to be substantially complete by the end of fiscal 2014. There were no significant restructuring and impairment costs recorded in the three or six month periods ended March 31, 2014.

Refer to Note 9, "Significant Restructuring Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Net financing charges	$56	$66	-15%	$111	$126	-12%

The decrease in net financing charges for the three and six month periods ended March 31, 2014 was primarily due to lower interest expense as a result of lower average borrowing levels and rates.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Equity income	$73	$147	-50%	$185	$231	-20%

•
The decrease in equity income for the three months ended March 31, 2014 was primarily due to a prior year gain on acquisition of a partially-owned affiliate in India in the Automotive Experience business ($82 million) and lower income at certain Building Efficiency partially-owned affiliates, partially offset by higher income at certain Automotive Experience partially-owned affiliates. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
The decrease in equity income for the six months ended March 31, 2014 was primarily due to a prior year gain on acquisition of a partially-owned affiliate in India in the Automotive Experience business ($82 million) and lower income at certain Building Efficiency partially-owned affiliates, partially offset by higher income at certain Automotive Experience partially-owned affiliates and a gain on acquisition of a partially-owned affiliate in the Power Solutions business ($19 million). Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Provision for Income Taxes

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Provision for income taxes	$110	$214	-49%	$221	$299	-26%
Effective tax rate	19%	55%		19%	35%

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

•
For the three and six months ended March 31, 2014, the Company's effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials. For the three months endedMarch 31, 2013, the Company's effective tax rate was higher than the U.S. federal statutory rate of 35% due to valuation allowance adjustments, an uncertain tax position charge and significant restructuring costs, partially offset by foreign tax rate differentials. For the six months ended March 31, 2013, the Company's effective tax rate was equal to the U.S. federal statutory rate of 35% due to valuation allowance adjustments, an uncertain tax position charge and significant restructuring costs, offset by foreign tax rate differentials.

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

•	As a result of foreign law changes during the second quarter of fiscal 2013, the Company increased its total reserve for uncertain tax positions, resulting in income tax expense of $17 million.

Income (Loss) From Discontinued Operations, Net of Tax

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Income (loss) from discontinued operations, net of tax	$(172)	$14	*	$(154)	$30	*
* Measure not meaningful

The decrease in income (loss) from discontinued operations, net of tax, for the three and six months ended March 31, 2014 was primarily due to a second quarter discrete non-cash tax charge of $180 million related to the repatriation of foreign cash associated with the divestiture of the Electronics business.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income from Continuing Operations Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Income from continuing operations attributable to noncontrolling interests	$30	$29	3%	$63	$58	9%

The increase in income from continuing operations attributable to noncontrolling interests for the three and six months ended March 31, 2014 was primarily due to higher income at certain Automotive Experience partially-owned affiliates, partially offset by lower income at certain Power Solutions partially-owned affiliates.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Net income attributable to Johnson Controls, Inc.	$261	$164	59%	$730	$523	40%

•
The increase in net income attributable to Johnson Controls, Inc. for the three months ended March 31, 2014 was primarily due to higher gross profit, a decrease in the provision for income taxes from continuing operations, prior year restructuring and impairment costs, lower selling, general and administrative expenses, lower net financing charges and the favorable impact of foreign currency translation, partially offset by a loss from discontinued operations and lower equity income. Diluted earnings per share from continuing operations for the three months ended March 31, 2014 was $0.64 compared to diluted earnings per share from continuing operations of $0.22 for the three months ended March 31, 2013. Diluted loss per share from discontinued operations for the three months ended March 31, 2014 was $(0.26) compared to diluted earnings per share from discontinued operations of $0.02 for the three months ended March 31, 2013.

•
The increase in net income attributable to Johnson Controls, Inc. for the six months ended March 31, 2014 was primarily due to higher gross profit, prior year restructuring and impairment costs, a decrease in the provision for income taxes from continuing operations, lower selling, general and administrative expenses, and lower net financing charges, partially offset by a loss from discontinued operations and lower equity income. Diluted earnings per share from continuing operations for the six months ended March 31, 2014 was $1.31 compared to diluted earnings per share from continuing operations of $0.72 for the six months ended March 31, 2013. Diluted loss per share from discontinued operations for the six months ended March 31, 2014 was $(0.23) compared to diluted earnings per share from discontinued operations of $0.04 for the six months ended March 31, 2013.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency - Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

North America Systems and Service	$1,024	$1,069	-4%	$2,015	$2,057	-2%
Global Workplace Solutions	996	1,078	-8%	2,073	2,212	-6%
Asia	449	427	5%	959	932	3%
Other	807	882	-9%	1,610	1,787	-10%
	$3,276	$3,456	-5%	$6,657	$6,988	-5%

Three Months:

•	The decrease in North America Systems and Service was due to lower volumes of equipment and controls systems ($37 million), and the unfavorable impact of foreign currency translation ($8 million).

•
The decrease in Global Workplace Solutions was due to lost customer accounts and lower project work ($92 million), and the unfavorable impact of foreign currency translation ($6 million), partially offset by incremental sales from a prior year business acquisition ($16 million).

•
The increase in Asia was due to higher volumes of equipment and controls systems ($26 million), and higher service volumes ($11 million), partially offset by the unfavorable impact of foreign currency translation ($15 million).

•
The decrease in Other was due to lower volumes related to a prior year business divestiture ($49 million), lower volumes in the Middle East ($39 million) and Europe ($18 million), and the unfavorable impact of foreign currency translation ($3 million), partially offset by higher volumes in unitary products ($22 million), Latin America ($6 million) and other businesses ($6 million).

Year-to-Date:

•	The decrease in North America Systems and Service was due to lower volumes of equipment and controls systems ($29 million), and the unfavorable impact of foreign currency translation ($13 million).

•
The decrease in Global Workplace Solutions was due to lost customer accounts and lower project work ($197 million), and the unfavorable impact of foreign currency translation ($8 million), partially offset by incremental sales from a prior year business acquisition ($66 million).

•
The increase in Asia was due to higher volumes of equipment and controls systems ($33 million), and higher service volumes ($30 million), partially offset by the unfavorable impact of foreign currency translation ($36 million).

•
The decrease in Other was due to lower volumes related to a prior year business divestiture ($106 million), and lower volumes in the Middle East ($80 million) and Europe ($47 million), partially offset by higher volumes in unitary products ($40 million), Latin America ($10 million) and other businesses ($6 million).

Building Efficiency - Segment Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

North America Systems and Service	$101	$83	22%	$168	$150	12%
Global Workplace Solutions	21	17	24%	39	51	-24%
Asia	55	40	38%	131	106	24%
Other	(25)	(1)	*	(40)	2	*
	$152	$139	9%	$298	$309	-4%
* Measure not meaningful

Three Months:

•
The increase in North America Systems and Service was due to lower selling, general and administrative expenses ($34 million), partially offset by lower volumes ($8 million), unfavorable margin rates ($7 million) and the unfavorable impact of foreign currency translation ($1 million).

•
The increase in Global Workplace Solutions was due to lower selling, general and administrative expenses ($7 million), and favorable margin rates ($1 million), partially offset by lower volumes ($4 million).

•
The increase in Asia was due to favorable margin rates ($11 million) and higher volumes ($9 million), partially offset by higher selling, general and administrative expenses ($4 million), and the unfavorable impact of foreign currency translation ($1 million).

•
The decrease in Other was due to net unfavorable current year contract related charges in the Middle East ($18 million), lower volumes ($7 million), lower equity income ($6 million) and unfavorable margin rates ($2 million), partially offset by lower selling, general and administrative expenses ($7 million), and higher operating income related to a prior year business divestiture ($2 million).

Year-to-Date:

•
The increase in North America Systems and Service was due to lower selling, general and administrative expenses ($56 million), partially offset by unfavorable margin rates ($20 million), net unfavorable current year contract related charges ($9 million), lower volumes ($7 million) and the unfavorable impact of foreign currency translation ($2 million).

•
The decrease in Global Workplace Solutions was due to a prior year pension curtailment gain resulting from a lost contract net of other contract losses ($24 million) and lower volumes ($8 million), partially offset by lower selling, general and administrative expenses ($19 million), and favorable margin rates ($1 million).

•
The increase in Asia was due to favorable margin rates ($21 million) and higher volumes ($15 million), partially offset by higher selling, general and administrative expenses ($8 million), and the unfavorable impact of foreign currency translation ($3 million).

•
The decrease in Other was due to lower volumes ($29 million), net unfavorable current year contract related charges in the Middle East ($29 million), lower equity income ($4 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by net unfavorable prior year contract related charges ($7 million), favorable margin rates ($7 million), lower selling, general and administrative expenses ($5 million), and higher operating income related to a prior year business divestiture ($2 million).

Automotive Experience - Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Seating	$4,514	$4,077	11%	$8,793	$7,966	10%
Interiors	1,109	1,009	10%	2,251	2,021	11%
	$5,623	$5,086	11%	$11,044	$9,987	11%

Three Months:

•
The increase in Seating was due to higher volumes to the Company’s major OEM customers ($435 million) and incremental sales related to business acquisitions ($52 million), partially offset by net unfavorable pricing and commercial settlements ($30 million), lower volumes due to a prior year business divestiture ($15 million) and the unfavorable impact of foreign currency translation ($5 million).

•
The increase in Interiors was due to higher volumes to the Company's major OEM customers ($92 million), net favorable pricing and commercial settlements ($10 million), and the favorable impact of foreign currency translation ($10 million), partially offset by lower volumes related to a business divestiture ($12 million).

Year-to-Date:

•
The increase in Seating was due to higher volumes to the Company's major OEM customers ($799 million), incremental sales related to business acquisitions ($96 million) and the favorable impact of foreign currency translation ($1 million), partially offset by net unfavorable pricing and commercial settlements ($32 million), lower volumes due to a prior year business divestiture ($31 million) and unfavorable sales mix ($6 million).

•
The increase in Interiors was due to higher volumes to the Company's major OEM customers ($218 million), the favorable impact of foreign currency translation ($26 million), and net favorable pricing and commercial settlements ($5 million), partially offset by lower volumes related to a business divestiture ($19 million).

Automotive Experience - Segment Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Seating	$236	$176	34%	$411	$258	59%
Interiors	5	(20)	*	27	(31)	*
	$241	$156	54%	$438	$227	93%
* Measure not meaningful

Three Months:

•
The increase in Seating was due to higher volumes ($70 million), lower operating costs ($53 million), lower purchasing costs ($21 million), prior year distressed supplier costs ($20 million), higher equity income ($18 million), lower engineering expenses ($7 million), incremental operating income related to business acquisitions ($4 million) and the favorable impact of foreign currency translation ($4 million), partially offset by a prior year gain on acquisition of a partially-owned affiliate in India ($82 million), net unfavorable pricing and commercial settlements ($45 million), unfavorable mix ($8 million), higher selling, general and administrative expenses ($1 million), and lower operating income due to a prior year business divestiture ($1 million).

•
The increase in Interiors was due to higher volumes ($20 million), lower operating costs ($6 million), higher equity income ($6 million), prior year distressed supplier costs ($2 million) and lower purchasing costs ($1 million), partially offset by higher selling, general and administrative expenses ($4 million), unfavorable mix ($3 million) and lower operating income related to a business divestiture ($3 million).

Year-to-Date:

•
The increase in Seating was due to higher volumes ($126 million), lower operating costs ($74 million), lower purchasing costs ($42 million), higher equity income ($29 million), prior year distressed supplier costs ($20 million), lower engineering expenses ($10 million), the favorable impact of foreign currency translation ($6 million) and incremental operating income due to business acquisitions ($5 million), partially offset by a prior year gain on acquisition of a partially-owned affiliate in India ($82 million), net unfavorable pricing and commercial settlements ($48 million), unfavorable mix ($15 million), higher selling, general and administrative expenses ($10 million), and lower operating income due to a prior year business divestiture ($4 million).

•
The increase in Interiors was due to higher volumes ($47 million), a gain on business divestiture ($9 million), lower operating costs ($7 million), higher equity income ($5 million), lower purchasing costs ($5 million), prior year distressed supplier costs ($2 million), and net favorable pricing and commercial items ($2 million), partially offset by favorable mix ($11 million), lower income due to a business divestiture ($5 million), higher selling, general and administrative expenses ($2 million), and the unfavorable impact of foreign currency translation ($1 million).

Power Solutions

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	2013	Change	2014	2013	Change

Net sales	$1,564	$1,560	0%	$3,336	$3,236	3%
Segment income	236	248	-5%	543	524	4%

Three Months:

•
Net sales increased due to incremental sales related to a business acquisition ($29 million), favorable pricing and product mix ($16 million), higher sales volumes ($6 million) and the favorable impact of foreign currency translation ($1 million), partially offset by the impact of lower lead costs on pricing ($48 million).

•
Segment income decreased due to a prior year net favorable legal settlement ($24 million), higher selling, general and administrative expenses ($10 million), higher transportation costs ($5 million) and lower equity income ($2 million), partially offset by favorable pricing and product mix including lead acquisition costs ($15 million), lower operating costs ($10 million), incremental operating income related to a business acquisition ($3 million) and higher volumes ($1 million).

Year-to-Date:

•
Net sales increased due to incremental sales related to a business acquisition ($63 million), favorable pricing and product mix ($25 million), higher sales volumes ($19 million) and the favorable impact of foreign currency translation ($19 million), partially offset by the impact of lower lead costs on pricing ($26 million).

•
Segment income increased due to favorable product mix including lead acquisition costs and battery cores ($47 million), a gain on acquisition of a partially-owned affiliate ($19 million), lower operating costs ($17 million), incremental operating income related to a business acquisition ($5 million), higher volumes ($4 million) and the favorable impact of foreign currency translation ($3 million), partially offset by higher selling, general and administrative expenses ($44 million), a prior year net favorable legal settlement ($24 million), higher transportation costs ($5 million) and lower equity income ($3 million).

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At March 31, 2014, the unearned backlog was $4.8 billion, or a 1% decrease compared to March 31, 2013. The North America Systems and Service and Other segment backlogs decreased compared to prior year levels.

Financial Condition

Working Capital

(in millions)	March 31, 2014	September 30, 2013	Change	March 31, 2013	Change

Current assets	$13,059	$13,698		$12,917
Current liabilities	(12,152)	(12,117)		(12,101)
	907	1,581	-43%	816	11%

Less: Cash	(209)	(1,055)		(481)
Add: Short-term debt	1,375	119		957
Add: Current portion of long-term debt	143	819		1,123
Less: Assets held for sale	(816)	(804)		—
Add: Liabilities held for sale	333	402		—
Working capital (as defined)	$1,733	$1,062	63%	$2,415	-28%

Accounts receivable	$7,028	$7,206	-2%	$7,317	-4%
Inventories	2,516	2,325	8%	2,449	3%
Accounts payable	6,042	6,318	-4%	6,146	-2%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The increase in working capital at March 31, 2014 as compared to September 30, 2013 was primarily due to a decrease in accounts payable due to timing of supplier payments, lower accrued compensation and benefits primarily due to timing of incentive compensation payments, and higher inventory levels, partially offset by lower accounts receivable due to timing of customer receipts. Compared to March 31, 2013, the decrease was primarily due to higher accrued income taxes due to timing of tax payments, lower accounts receivable due to improved collections and timing of customer receipts, and an increase in reserves due to restructuring actions, partially offset by a decrease in accounts payable primarily due to timing of supplier payments and higher inventory levels.

•
The Company’s days sales in accounts receivable at March 31, 2014 were 52, slightly higher than 51 at the comparable period ended September 30, 2013, and lower than 56 at the comparable period ended March 31, 2013. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the three months ended March 31, 2014 were slightly lower than the comparable period ended September 30, 2013 primarily due to higher inventory production. Inventory turns were higher than the comparable period ended March 31, 2013 primarily due to improvements in inventory management.

•	Days in accounts payable at March 31, 2014 were 69 days, lower than 72 at the comparable periods ended September 30, 2013 and March 31, 2013.

Cash Flows

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013

Cash provided by operating activities	$730	$217	$449	$515
Cash used by investing activities	(222)	(330)	(653)	(695)
Cash provided (used) by financing activities	(526)	269	(604)	424
Capital expenditures	(257)	(293)	(602)	(664)

•
The increase in cash provided by operating activities for the three months ended March 31, 2014 was primarily due to favorable changes in accrued income taxes, accounts payable and accrued liabilities, and higher net income, partially offset by unfavorable changes in restructuring reserves. For the six months ended March 31, 2014, the decrease in cash provided by operating activities was primarily due to unfavorable changes in accounts payable and accrued liabilities, and restructuring reserves, partially offset by favorable changes in accounts receivable and other assets, and higher net income.

•
The decrease in cash used by investing activities for the three months ended March 31, 2014 was primarily due to cash paid for acquisitions in the prior year. The decrease in cash used by investing activities for the six months ended March 31, 2014 was primarily due to lower capital expenditures.

•
The increase in cash used by financing activities for the three months ended March 31, 2014 was primarily due to higher repayments of debt and the prior year acceleration of the payment of the first quarter dividend. The increase in cash used by financing activities for the six months ended March 31, 2014 was primarily due to current year stock repurchases partially offset by a net increase in debt levels.

•
The decrease in capital expenditures for the three and six months ended March 31, 2014 primarily relates to prior year capacity expansion and vertical integration efforts in the Power Solutions business.

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

The Company has certain subsidiaries, mainly located in Brazil, France, Germany and Spain, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. In accordance with ASC 740, "Income Taxes," the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

At March 31, 2014, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

At March 31, 2013, the Company recorded a $13 million impairment charge in conjunction with its fiscal 2013 second quarter restructuring actions. Refer to Note 9, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. The impairment charge related to the Automotive Experience business and was recorded within restructuring and impairment costs on the consolidated statement of income. The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at March 31, 2013.

At October 1, 2013, the Company assessed goodwill for impairment in the Building Efficiency business due to the change in reportable segments. As a result, the Company performed impairment testing for goodwill under the new segment structure and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at October 1, 2013. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

Capitalization

(in millions)	March 31, 2014	September 30, 2013	Change	March 31, 2013	Change

Short-term debt	$1,375	$119		$957
Current portion of long-term debt	143	819		1,123
Long-term debt	4,733	4,560		4,590
Total debt	6,251	5,498	14%	6,670	-6%

Shareholders’ equity attributable to Johnson Controls, Inc.	11,686	12,314	-5%	11,889	-2%

Total capitalization	$17,937	$17,812	1%	$18,559	-3%

Total debt as a % of total capitalization	35%	31%		36%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At March 31, 2014, September 30, 2013, and March 31, 2013, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro. Additionally, at March 31, 2014, September 30, 2013 and March 31, 2013, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $185 million. As of March 31, 2014, facilities in the amounts of 237 million euro and $50 million are scheduled to expire in fiscal 2014, and a facility in the amount of $135 million is scheduled to expire in fiscal 2015. There were no draws on any of the revolving facilities for the respective periods.

•	In March 2014, the Company entered into a nine-month, $150 million, floating rate term loan scheduled to mature in December 2014. Proceeds from the term loan were used for general corporate purposes.

•	In March 2014, the Company retired $450 million in principal amount, plus accrued interest, of its 1.75% fixed rate notes that matured in March 2014.

•	In February 2014, the Company retired $350 million in principal amount, plus accrued interest, of its floating rate notes that matured in February 2014.

•	In January 2014, the Company entered into a one-year, $150 million, floating rate term loan scheduled to mature in January 2015. Proceeds from the term loan were used for general corporate purposes.

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

•
In August 2013, the Company replaced its $2.5 billion committed four-year credit facility, scheduled to mature in February 2015, with a $2.5 billion committed five-year credit facility scheduled to mature in August 2018. The facility is used to support the Company's outstanding commercial paper. There were no draws on the facility as of March 31, 2014.

•
In November 2012, the Company entered into a five-year, 70 million euro, floating rate credit facility scheduled to mature in November 2017. The Company drew on the credit facility during the first quarter of fiscal 2013. Proceeds from the facility were used for general corporate purposes.

•	In November 2012, the Company retired $100 million in principal amount, plus accrued interest, of its 5.8% fixed rate notes that matured.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of March 31, 2014, it could borrow up to $1.6 billion on committed credit lines.

•
The Company believes its capital resources and liquidity position at March 31, 2014 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2014 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of March 31, 2014. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2014, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.3 billion and there was a maximum of $303 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 will be effective prospectively for the Company for disposals that occur in the quarter ending December 31, 2015, with early adoption permitted in certain instances. The significance of this guidance for the Company is dependent on any future dispositions or disposals.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 clarifies that companies should present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU No. 2013-11 will be effective prospectively for the Company for the quarter ending December 31, 2014, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance may have on its consolidated statement of financial position. The adoption of this guidance will have no impact on the Company's consolidated results of operations.

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q has not been audited by PricewaterhouseCoopers LLP (PwC). PwC has, however, applied limited review procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2014, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended March 31, 2014.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million, $25 million and $28 million at March 31, 2014, September 30, 2013 and March 31, 2013, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At March 31, 2014, September 30, 2013 and March 31, 2013, the Company recorded conditional asset retirement obligations of $58 million, $56 million and $81 million, respectively.

In June 2013, the Company self-reported to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) alleged Foreign Corrupt Practices Act (FCPA) violations related to its Building Efficiency marine business in China dating back to 2007. These allegations were isolated to the Company’s marine business in China which had annual sales ranging from $20 million to $50 million during this period. The Company, under the oversight of its Audit Committee and Board of Directors, proactively initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. In connection with this investigation, the Company has made and continues to evaluate certain enhancements to its FCPA compliance program. The Company continues to fully cooperate with the SEC and the DOJ; however, at this time, the Company is unable to predict the ultimate resolution of this matter with these agencies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. In September 2013, the Company’s Board of Directors authorized up to an additional $500 million in stock repurchases of the Company’s outstanding common stock, and in November 2013, the Company's Board of Directors authorized an additional $3.0 billion under the stock repurchase program, both incremental to prior authorizations. Stock repurchases under the stock repurchase program may be made through open market, privately negotiated, or structured transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. In November 2013, the Company announced an $800 million accelerated stock repurchase agreement with Goldman Sachs that was funded in November 2013 and concluded in January 2014.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company.

The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended March 31, 2014.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/14 - 1/31/14
Purchases by Company	1,026,695	$50.13	1,026,695	$2,450,629,782
2/1/14 - 2/28/14
Purchases by Company	—	—	—	$2,450,629,782
3/1/14 - 3/31/14
Purchases by Company	—	—	—	$2,450,629,782
1/1/14 - 1/31/14
Purchases by Citibank	—	—	—	NA
2/1/14 - 2/28/14
Purchases by Citibank	—	—	—	NA
3/1/14 - 3/31/14
Purchases by Citibank	—	—	—	NA

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 58 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: May 2, 2014	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 2, 2014, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.