Form 10-Q
period 2014-06-30
JOHNSON CONTROLS INC
filed 2014-08-01
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2014
Common Stock: $1.00 par value per share	666,075,391

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	June 30, 2014	September 30, 2013	June 30, 2013
Assets

Cash and cash equivalents	$160	$1,055	$391
Accounts receivable - net	6,710	7,206	7,259
Inventories	2,591	2,325	2,470
Assets held for sale	1,575	804	—
Other current assets	2,411	2,308	2,619
Current assets	13,447	13,698	12,739

Property, plant and equipment - net	6,260	6,585	6,569
Goodwill	7,658	6,589	7,135
Other intangible assets - net	1,669	999	1,055
Investments in partially-owned affiliates	966	1,024	1,022
Noncurrent assets held for sale	628	—	—
Other noncurrent assets	2,446	2,623	3,300
Total assets	$33,074	$31,518	$31,820

Liabilities and Equity

Short-term debt	$930	$119	$312
Current portion of long-term debt	141	819	1,119
Accounts payable	5,567	6,318	6,217
Accrued compensation and benefits	1,134	1,215	1,106
Liabilities held for sale	994	402	—
Other current liabilities	3,377	3,244	3,030
Current liabilities	12,143	12,117	11,784

Long-term debt	6,416	4,560	4,593
Pension and postretirement benefits	717	750	1,205
Other noncurrent liabilities	1,519	1,360	1,602
Long-term liabilities	8,652	6,670	7,400

Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	184	157	205

Common stock, $1.00 par value	706	700	697
Capital in excess of par value	2,644	2,399	2,294
Retained earnings	9,793	9,328	9,359
Treasury stock, at cost	(1,734)	(531)	(406)
Accumulated other comprehensive income	406	418	244
Shareholders’ equity attributable to Johnson Controls, Inc.	11,815	12,314	12,188
Noncontrolling interests	280	260	243
Total equity	12,095	12,574	12,431
Total liabilities and equity	$33,074	$31,518	$31,820

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales
Products and systems*	$8,903	$8,447	$26,066	$24,570
Services*	1,909	2,052	5,783	6,140
	10,812	10,499	31,849	30,710
Cost of sales
Products and systems*	7,623	7,265	22,406	21,222
Services*	1,526	1,670	4,658	5,048
	9,149	8,935	27,064	26,270

Gross profit	1,663	1,564	4,785	4,440

Selling, general and administrative expenses	(977)	(977)	(3,014)	(3,024)
Gain (loss) on business divestitures - net	(120)	29	(111)	29
Restructuring and impairment costs	(162)	(143)	(162)	(227)
Net financing charges	(67)	(67)	(178)	(193)
Equity income	88	74	273	305

Income from continuing operations before income taxes	425	480	1,593	1,330

Income tax provision (benefit)	167	(72)	388	227

Income from continuing operations	258	552	1,205	1,103

Income (loss) from discontinued operations, net of tax (Note 4)	(62)	20	(216)	50

Net income	196	572	989	1,153

Income from continuing operations attributable to noncontrolling interests	20	22	83	80

Net income attributable to Johnson Controls, Inc.	$176	$550	$906	$1,073

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income from continuing operations	$238	$530	$1,122	$1,023
Income (loss) from discontinued operations	(62)	20	(216)	50
Net income	$176	$550	$906	$1,073

Basic earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$0.36	$0.77	$1.68	$1.50
Discontinued operations	(0.09)	0.03	(0.32)	0.07
Net income **	$0.26	$0.80	$1.36	$1.57

Diluted earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$0.35	$0.77	$1.66	$1.49
Discontinued operations	(0.09)	0.03	(0.32)	0.07
Net income	$0.26	$0.80	$1.34	$1.56

*
Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical and Global Workplace Solutions.

**	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net income	$196	$572	$989	$1,153

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18	(52)	—	(188)
Realized and unrealized gains (losses) on derivatives	1	(3)	(3)	(11)
Realized and unrealized losses on marketable common stock	—	(7)	(7)	(1)
Pension and postretirement plans	—	(3)	(2)	(15)

Other comprehensive income (loss)	19	(65)	(12)	(215)

Total comprehensive income	215	507	977	938

Comprehensive income attributable to noncontrolling interests	20	21	83	79

Comprehensive income attributable to Johnson Controls, Inc.	$195	$486	$894	$859

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Operating Activities
Net income attributable to Johnson Controls, Inc.	$176	$550	$906	$1,073
Income from continuing operations attributable to noncontrolling interests	20	22	83	80
Net income	196	572	989	1,153
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	240	239	731	696
Pension and postretirement benefit expense (income)	9	8	25	(5)
Pension and postretirement contributions	(12)	(16)	(59)	(61)
Equity in earnings of partially-owned affiliates, net of dividends received	49	50	(96)	(49)
Deferred income taxes	(7)	(144)	(60)	(9)
Non-cash restructuring and impairment charges	88	36	88	49
Loss (gain) on business divestitures - net	120	(29)	111	(29)
Fair value adjustment of equity investment	—	—	(19)	(82)
Equity-based compensation	20	15	61	46
Other	3	(5)	(4)	(9)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	10	60	203	6
Inventories	(152)	(32)	(313)	(151)
Other assets	(45)	7	(153)	(285)
Restructuring reserves	76	66	(48)	67
Accounts payable and accrued liabilities	194	235	(181)	317
Accrued income taxes	(75)	(28)	(112)	(105)
Cash provided by operating activities	714	1,034	1,163	1,549

Investing Activities
Capital expenditures	(274)	(265)	(876)	(929)
Sale of property, plant and equipment	12	7	61	53
Acquisition of businesses, net of cash acquired	(1,589)	—	(1,717)	(113)
Business divestitures	(54)	—	(41)	—
Changes in long-term investments	(3)	(10)	3	(27)
Other	4	—	13	53
Cash used by investing activities	(1,904)	(268)	(2,557)	(963)

Financing Activities
Increase (decrease) in short-term debt - net	(446)	(642)	813	(5)
Increase in long-term debt	1,696	—	1,998	91
Repayment of long-term debt	(10)	(4)	(826)	(118)
Stock repurchases	—	(175)	(1,199)	(225)
Payment of cash dividends	(146)	(130)	(422)	(383)
Proceeds from the exercise of stock options	56	88	173	173
Other	(6)	7	3	35
Cash provided (used) by financing activities	1,144	(856)	540	(432)
Effect of exchange rate changes on cash and cash equivalents	24	—	(15)	(28)
Change in cash held for sale	(27)	—	(26)	—
Increase (decrease) in cash and cash equivalents	(49)	(90)	(895)	126
Cash and cash equivalents at beginning of period	209	481	1,055	265
Cash and cash equivalents at end of period	$160	$391	$160	$391
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2013. The results of operations for the three and nine month periods ended June 30, 2014 are not necessarily indicative of results for the Company’s 2014 fiscal year because of seasonal and other factors.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended June 30, 2014, September 30, 2013 and June 30, 2013, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three and nine month periods ended June 30, 2014 and 2013 was not material. The VIE is named as a co-obligor under a third party debt agreement of $171 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $56 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	June 30, 2014	September 30, 2013	June 30, 2013

Current assets	$260	$273	$242
Noncurrent assets	136	139	148
Total assets	$396	$412	$390

Current liabilities	$191	$212	$202
Noncurrent liabilities	37	39	23
Total liabilities	$228	$251	$225

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As of September 30, 2013 and June 30, 2013, the Company had a 40% interest in an equity method investee whereby the investee was a VIE. The investee produces and sells lead-acid batteries of which the Company both purchases and supplies certain batteries to complement each investment partner’s portfolio. The Company had a contractual right to purchase the remaining 60% equity interest in the investee between May 2014 and May 2016 (the "call option"). If the Company did not exercise the call option prior to its expiration in May 2016, for a period of six months thereafter the Company was subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the "repurchase option"). The purchase price was fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company determined that the investee was a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company was not the primary beneficiary as the Company did not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee was accounted for under the equity method of accounting as the Company’s interest exceeded 20% and the Company did not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the consolidated statements of financial position at September 30, 2013 and June 30, 2013 was $56 million and $58 million, respectively, which represented the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE were immaterial and represented normal course of business trade receivables and payables for all presented periods. In the first quarter of fiscal 2014, the Company purchased an additional 50% equity interest in the investee to bring the Company's total interest in the investee to 90%. As a result of this transaction, the fixed price call option and repurchase option no longer exist, and the Company consolidates the investee under the voting interest model. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information regarding this transaction.

As mentioned previously within the "Consolidated VIEs" section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $58 million, $57 million and $56 million at June 30, 2014, September 30, 2013 and June 30, 2013, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Restricted Cash

At June 30, 2014, September 30, 2013 and June 30, 2013, the Company held restricted cash of approximately $21 million, $32 million and $18 million, respectively, within cash and cash equivalents. These amounts were collected from customers for payment of maintenance costs under contract, and withdrawals are restricted for this purpose.

Retrospective Changes

Certain amounts as of September 30, 2013 and June 30, 2013, as described below, have been revised to conform to the current year’s presentation.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU No. 2014-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption not permitted. The Company is currently assessing the impact adoption of this guidance may have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 will be effective prospectively for the Company for disposals that occur during or after the quarter ending December 31, 2015, with early adoption permitted in certain instances. The significance of this guidance for the Company is dependent on any future dispositions or disposals.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

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

On June 16, 2014, the Company completed its purchase of Air Distribution Technologies (ADT) for approximately $1.6 billion, net of cash acquired, all of which was paid in the nine months ended June 30, 2014. ADT is one of the largest independent providers of air distribution and ventilation products in North America. On June 13, 2014, the Company completed a public offering of $1.7 billion aggregate principal amount of fixed rate senior notes to finance the purchase of ADT. In connection with the ADT acquisition, the Company recorded goodwill of $932 million in the Building Efficiency Other segment. The Company also recorded approximately $414 million of intangible assets that are subject to amortization of which approximately $408 million was assigned to customer relationships with useful lives between 16 and 20 years. In addition, the Company recorded approximately $214 million of trade names that are not subject to amortization. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

In the first six months of fiscal 2014, the Company completed two acquisitions for a combined purchase price, net of cash acquired, of $128 million, all of which was paid in the nine months ended June 30, 2014. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $104 million. The purchase price allocations may be subsequently adjusted to reflect final valuation studies. As a result of one of the acquisitions, which increased the Company's ownership from a noncontrolling to controlling interest, the Company recorded a non-cash gain of $19 million in equity income for the Power Solutions business to adjust the Company's existing equity investment in the partially-owned affiliate to fair value.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

In the three months ended June 30, 2014, the Company completed the divestiture of the Automotive Experience Interiors headliner and sun visor product lines. As part of this divestiture, the Company made a cash payment of $54 million to the buyer to fund future operational improvement initiatives. The Company recorded a pre-tax loss on divestiture, including transaction costs, of $95 million. The tax impact of the divestiture was income tax expense of $38 million due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries. There was no change in goodwill as a result of this transaction.

In the three months ended June 30, 2014, the Company recorded a $25 million loss in the Building Efficiency Global Workplace Solutions segment related to the indemnification of certain costs associated with a divested business in 2004.

In the first three months of fiscal 2014, the Company completed one divestiture for a sales price of $13 million, all of which was received as of June 30, 2014. The divestiture was not material to the Company’s consolidated financial statements. In connection with the divestiture, the Company recorded a gain, net of transaction costs, of $9 million in the Automotive Experience Interiors segment. There was no change in goodwill as a result of this transaction.

In the first nine months of fiscal 2014, the Company adjusted the purchase price allocation of certain fiscal 2013 acquisitions and recorded additional goodwill of $2 million.

In the second quarter of fiscal 2014, the Company announced that it had reached an agreement to sell the remainder of its Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale closed on July 1, 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's discontinued operations.

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

In the three months ended June 30, 2013, the Company completed one divestiture for a sales price of approximately $80 million, which was received during the fourth quarter of fiscal 2013. The divestiture was not material to the Company's consolidated financial statements. In connection with the divestiture, the Company recorded a gain of $29 million and reduced goodwill by $15 million in the Automotive Experience Seating segment.

4.	Discontinued Operations

In the fourth quarter of fiscal 2013, the Company completed its divestiture of its Automotive Experience Electronics' HomeLink® product line to Gentex Corporation. In the second quarter of fiscal 2014, the Company announced that it had reached a definitive agreement to sell the remainder of the Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale closed on July 1, 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the Automotive Experience Electronics segment were reflected as held for sale in the consolidated statements of financial position at June 30, 2014 and September 30, 2013.

The following table summarizes the results of the Automotive Experience Electronics business, which includes the HomeLink® product line in fiscal 2013 results, reclassified as discontinued operations for the three and nine month periods ended June 30, 2014 and 2013 (in millions):

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net sales	$336	$332	$1,014	$973

Income (loss) from discontinued operations before income taxes	(62)	39	(8)	99
Provision (benefit) for income taxes on discontinued operations	(3)	18	200	46
Income from discontinued operations attributable to noncontrolling interests, net of tax	3	1	8	3
Income (loss) from discontinued operations, net of tax	$(62)	$20	$(216)	$50

For the three months ended June 30, 2014, the discontinued operations before income taxes included divestiture-related losses of $80 million comprised of asset and investment impairment charges of $43 million, transaction costs of $27 million and severance obligations of $10 million.

For the three months ended June 30, 2014, the Company's effective tax rate for discontinued operations was different than the U.S. federal statutory rate of 35% primarily due to unbenefited foreign losses. For the nine months ended June 30, 2014, the Company's effective tax rate for discontinued operations was greater than the U.S. federal statutory rate of 35% primarily due to a second quarter discrete non-cash tax charge of $180 million related to the repatriation of foreign cash associated with the divestiture of the Electronics business and unbenefited foreign losses. For the three and nine months ended June 30, 2013, the Company's effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to unbenefited foreign losses.

Assets and Liabilities Held for Sale

The Company has determined that certain of its businesses met the criteria to be classified as held for sale. The Automotive Experience Electronics segment was classified as held for sale beginning September 30, 2013, and the headliner and sun visor product lines were also classified as held for sale as of September 30, 2013. The headliner and sun visor product lines were sold during the third quarter of fiscal 2014; refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

The following table summarizes the carrying value of the Electronics and headliner and sun visor assets and liabilities held for sale (in millions):

	June 30, 2014	September 30, 2013

Cash and cash equivalents	$30	$4
Accounts receivable - net	185	197
Inventories	107	124
Other current assets	57	91
Property, plant and equipment - net	189	167
Goodwill	62	74
Other intangible assets - net	63	57
Investments in partially-owned affiliates	7	26
Other noncurrent assets	67	64
Assets held for sale	$767	$804

Short-term debt	$4	$5
Accounts payable	176	253
Accrued compensation and benefits	27	46
Other current liabilities	29	85
Pension and postretirement benefits	6	13
Liabilities held for sale	$242	$402

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, the Company recorded asset and investment impairment charges of $43 million in the third quarter of fiscal 2014 to write down the carrying value of the Electronics assets held for sale to fair value less any costs to sell. The Company recorded an impairment charge of $41 million in the fourth quarter of fiscal 2013 to write down the headliner and sun visor long-lived assets to zero. The headliner and sun visor product lines classified as held for sale are immaterial to the Company individually and in the aggregate, and do not constitute a distinguishable business in order to be classified as a discontinued operation.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

In May 2014, the Company announced the signing of an agreement to form a global automotive interiors joint venture with Yanfeng Automotive Trim Systems. As a result, a majority of the Automotive Experience Interiors business met the criteria to be classified as held for sale; the following table summarizes the carrying value of those assets and liabilities held for sale (in millions):

June 30, 2014

Accounts receivable - net	$454
Inventories	181
Other current assets	173
Property, plant and equipment - net	498
Goodwill	12
Other intangible assets - net	4
Investments in partially-owned affiliates	83
Other noncurrent assets	31
Assets held for sale	$1,436

Accounts payable	$554
Accrued compensation and benefits	21
Other current liabilities	177
Liabilities held for sale	$752

The Automotive Experience Interiors business classified as held for sale does not meet the criteria to be classified as a discontinued operation at June 30, 2014 primarily due to the Company's anticipated continuing involvement in these operations following a divestiture.

5.	Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $517 million, $489 million and $470 million at June 30, 2014, September 30, 2013 and June 30, 2013, respectively. Billings in excess of costs and earnings related to these contracts were $378 million, $263 million and $245 million at June 30, 2014, September 30, 2013 and June 30, 2013, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

	June 30, 2014	September 30, 2013	June 30, 2013

Raw materials and supplies	$1,109	$1,086	$1,084
Work-in-process	441	459	503
Finished goods	1,041	780	883
Inventories	$2,591	$2,325	$2,470

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

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

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three month period ended September 30, 2013 and the nine month period ended June 30, 2014 were as follows (in millions):

	June 30, 2013	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2013
Building Efficiency
North America Systems and Service	$1,229	$—	$—	$—	$(1)	$1,228
Global Workplace Solutions	249	4	—	—	4	257
Asia	385	—	—	—	3	388
Other	993	—	—	—	10	1,003
Automotive Experience
Seating	2,569	42	—	—	48	2,659
Interiors	418	—	—	(430)	12	—
Electronics	251	—	(251)	—	—	—
Power Solutions	1,041	—	—	—	13	1,054
Total	$7,135	$46	$(251)	$(430)	$89	$6,589

	September 30, 2013	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	June 30, 2014
Building Efficiency
North America Systems and Service	$1,228	$—	$—	$—	$(1)	$1,227
Global Workplace Solutions	257	—	—	—	5	262
Asia	388	—	—	—	(6)	382
Other	1,003	932	—	—	7	1,942
Automotive Experience
Seating	2,659	2	—	—	14	2,675
Interiors	—	—	(12)	—	12	—
Electronics	—	—	—	—	—	—
Power Solutions	1,054	104	—	—	12	1,170
Total	$6,589	$1,038	$(12)	$—	$43	$7,658

The nine months ended June 30, 2014 Automotive Experience Interiors business divestitures amount includes $12 million of goodwill transferred to noncurrent assets held for sale on the consolidated statement of financial position. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

The three months ended September 30, 2013 Automotive Experience Electronics business divestitures amount includes $74 million of goodwill transferred to assets held for sale on the consolidated statement of financial position. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

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

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	June 30, 2014			September 30, 2013			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$88	$(56)	$32	$92	$(53)	$39	$168	$(104)	$64
Customer relationships	1,014	(163)	851	537	(138)	399	548	(133)	415
Miscellaneous	370	(116)	254	336	(91)	245	347	(86)	261
Total amortized intangible assets	1,472	(335)	1,137	965	(282)	683	1,063	(323)	740
Unamortized intangible assets
Trademarks/trade names	532	—	532	316	—	316	315	—	315
Total intangible assets	$2,004	$(335)	$1,669	$1,281	$(282)	$999	$1,378	$(323)	$1,055

Amortization of other intangible assets for the three month periods ended June 30, 2014 and 2013 was $20 million and $19 million, respectively. Amortization of other intangible assets for the nine month periods ended June 30, 2014 and 2013 was $60 million and $57 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2015, 2016, 2017, 2018 and 2019 will be approximately $106 million, $102 million, $97 million, $91 million and $81 million per year, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the nine months ended June 30, 2014 and 2013 were as follows (in millions):

	Nine Months Ended June 30,
	2014	2013

Balance at beginning of period	$256	$278
Accruals for warranties issued during the period	215	192
Accruals from acquisitions and divestitures	1	—
Accruals related to pre-existing warranties (including changes in estimates)	(5)	(9)
Settlements made (in cash or in kind) during the period	(181)	(197)
Currency translation	—	(3)
Balance at end of period	$286	$261

9.	Significant Restructuring Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2012 and recorded $297 million of restructuring and impairment costs. As a continuation of its restructuring plan announced in fiscal 2012, the Company recorded $985 million of restructuring and impairment costs in fiscal 2013, of which $84 million was recorded in the second quarter, $143 million in the third quarter and $758 million in the fourth quarter of fiscal 2013. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses. In the third quarter of fiscal 2014, the Company recorded $162 million of restructuring and impairment costs within continuing operations for business portfolio changes related primarily to the Automotive Experience Interiors business and $53 million of restructuring and impairment costs within discontinued operations related to the divestiture of the Automotive Experience Electronics business. The restructuring actions included planned workforce reductions, plant closures, and asset impairments which are expected to be substantially complete by the end of fiscal 2015.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

The following table summarizes the changes in the Company’s restructuring reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Asset Impairments	Other	Currency Translation	Total

Balance at September 30, 2013	$441	$—	$3	$2	$446
Utilized—cash	(62)	—	—	—	(62)
Utilized—noncash	—	—	—	5	5
Transfers from liabilities held for sale	31	—	—	—	31
Balance at December 31, 2013	$410	$—	$3	$7	$420
Utilized—cash	(62)	—	—	—	(62)
Utilized—noncash	—	—	—	(4)	(4)
Balance at March 31, 2014	$348	$—	$3	$3	$354
Additional restructuring costs	127	88	—	—	215
Utilized—cash	(48)	—	(3)	—	(51)
Utilized—noncash	—	(88)	—	2	(86)
Balance at June 30, 2014	$427	$—	$—	$5	$432

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

The Company's restructuring plans include workforce reductions of approximately 19,100 employees (10,700 for the Automotive Experience business, 7,400 for the Building Efficiency business and 1,000 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2014, approximately 12,500 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans include twenty-nine plant closures (twenty-one for Automotive Experience, two for Power Solutions and six for Building Efficiency). As of June 30, 2014, thirteen of the twenty-nine plants have been closed.

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

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2014, the Company's effective tax rate for continuing operations was 39% and 24%, respectively. This was different than the U.S. federal statutory rate of 35% primarily due to the jurisdictional mix of significant restructuring and impairment costs and losses on divestitures, partially offset by global tax planning and foreign tax rate differentials. For the three and nine months ended June 30, 2013, the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

Company's effective tax rate was (15)% and 17%, respectively. The effective rate was different than the U.S. federal statutory rate of 35% primarily due to tax audit resolutions and other matters, significant restructuring and impairment costs, valuation allowance adjustments, an uncertain tax position charge and foreign tax differentials. The Company resolved certain Mexican tax issues in the third quarter of fiscal 2013, which resulted in a $61 million benefit to income tax expense. Other discrete items and tax matters are detailed below.

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

Uncertain Tax Positions

At September 30, 2013, the Company had gross tax effected unrecognized tax benefits of $1,345 million, of which $1,198 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2013 was approximately $84 million (net of tax benefit). The net change in interest and penalties during the nine months ended June 30, 2014 was $9 million, and for the same period in fiscal 2013 was $11 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

In the U.S., fiscal years 2010 through 2012 are currently under exam by the Internal Revenue Service (IRS) and 2004 through 2009 are currently under IRS Appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2011 - 2012
Brazil	2004 - 2008
Canada	2007 - 2010
France	2002 - 2013
Germany	2001 - 2010
Italy	2005 - 2009, 2011
Korea	2008 - 2012
Mexico	2003 - 2004, 2007 - 2012
Poland	2012 - 2013

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

The Company expects that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which is not expected to be significant to the Company's consolidated financial statements.

Other Tax Matters

In the third quarter of fiscal 2014, the Company disposed of its Automotive Experience Interiors headliner and sun visor product lines. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. As a result, the Company recorded a pre-tax loss on divestiture of $95 million and income tax expense of $38 million. The income tax expense is due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries.

In the third quarter of fiscal 2014, the Company recorded $80 million of divestiture related losses related to its Automotive Experience Electronics business. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for additional information. The loss generated an $8 million tax benefit, which was negatively impacted by the jurisdictional mix of gains and losses on the sale.

In the third quarter of fiscal 2014, the Company recorded $162 million million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated an $11 million tax benefit, which was negatively impacted by the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets.

Impacts of Tax Legislation

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million. Tax legislation was also adopted in various other jurisdictions during the nine month period ended June 30, 2014. These law changes did not have a material impact on the Company's consolidated financial statements.

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
June 30, 2014
(unaudited)

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Service cost	$18	$22	$53	$67
Interest cost	34	38	103	113
Expected return on plan assets	(51)	(57)	(154)	(173)
Amortization of prior service cost	—	—	1	1
Net periodic benefit cost	$1	$3	$3	$8

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Service cost	$10	$9	$29	$28
Interest cost	18	15	54	47
Expected return on plan assets	(19)	(17)	(57)	(52)
Amortization of prior service credit	(1)	—	(1)	(1)
Curtailment gain	—	—	(2)	(26)
Net periodic benefit cost (credit)	$8	$7	$23	$(4)

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Service cost	$1	$1	$3	$4
Interest cost	3	3	9	8
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of prior service credit	(2)	(4)	(5)	(13)
Net periodic benefit credit	$(1)	$(3)	$(2)	$(10)

The curtailment gains in the nine months ended June 30, 2014 and 2013 were the result of lost contracts in the Building Efficiency Global Workplace Solutions segment.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

12.	Debt and Financing Arrangements

During the quarter ended June 30, 2014, the Company issued $300 million aggregate principal amount of 1.4% senior unsecured fixed rate notes due in fiscal 2018, $500 million aggregate principal amount of 3.625% senior unsecured fixed rate notes due in fiscal 2024, $450 million aggregate principal amount of 4.625% senior unsecured fixed rate notes due in fiscal 2044 and $450 million aggregate principal amount of 4.95% senior unsecured fixed rate notes due in fiscal 2064. Aggregate net proceeds of $1.7 billion from the issuance was used to finance the acquisition of ADT and for other general corporate purposes. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for further information regarding the ADT acquisition.

During the quarter ended March 31, 2014, the Company entered into a one-year, $150 million, floating rate term loan scheduled to mature in January 2015. Proceeds from the term loan were used for general corporate purposes.

During the quarter ended March 31, 2014, the Company entered into a nine-month, $150 million, floating rate term loan scheduled to mature in December 2014. Proceeds from the term loan were used for general corporate purposes. The loan was repaid during the quarter ended June 30, 2014.

During the quarter ended March 31, 2014, the Company retired $350 million in principal amount, plus accrued interest, of its floating rate notes that matured February 2014.

During the quarter ended March 31, 2014, the Company retired $450 million in principal amount, plus accrued interest, of its 1.75% fixed rate notes that matured March 2014.

During the quarter ended December 31, 2013, a $35 million and a $100 million committed revolving credit facility expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2014 and a new $100 million committed revolving credit facility scheduled to expire in December 2014. As of June 30, 2014, there were no draws on either facility.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and nine month periods ended June 30, 2014 and 2013 contained the following components (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Interest expense, net of capitalized interest costs	$63	$67	$176	$195
Banking fees and bond cost amortization	5	5	14	15
Interest income	(3)	(5)	(8)	(12)
Net foreign exchange results for financing activities	2	—	(4)	(5)
Net financing charges	$67	$67	$178	$193

13.	Earnings Per Share

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Income Available to Common Shareholders
Income from continuing operations	$238	$530	$1,122	$1,023
Income (loss) from discontinued operations	(62)	20	(216)	50
Basic and diluted income available to common shareholders	$176	$550	$906	$1,073

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	664.4	683.9	667.5	683.7
Effect of dilutive securities:
Stock options and unvested restricted stock	7.9	6.2	7.9	5.0
Diluted weighted average shares outstanding	672.3	690.1	675.4	688.7

Antidilutive Securities
Options to purchase common shares	0.1	—	0.2	1.1

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

During the three months ended June 30, 2014 and 2013, the Company declared a dividend of $0.22 and $0.19, respectively, per common share. During the nine months ended June 30, 2014 and 2013, the Company declared three quarterly dividends totaling $0.66 and $0.57, respectively, per common share. With the exception of the quarterly dividend declared and paid in the three months ended December 31, 2012, the Company paid all dividends in the month subsequent to the end of each fiscal quarter.

14.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, March 31	$11,686	$273	$11,959	$11,889	$234	$12,123
Total comprehensive income:
Net income	176	18	194	550	21	571
Foreign currency translation adjustments	18	—	18	(51)	(1)	(52)
Realized and unrealized gains (losses) on derivatives	1	—	1	(3)	—	(3)
Realized and unrealized losses on marketable common stock	—	—	—	(7)	—	(7)
Pension and postretirement plans	—	—	—	(3)	—	(3)
Other comprehensive income (loss)	19	—	19	(64)	(1)	(65)
Comprehensive income	195	18	213	486	20	506

Other changes in equity:
Cash dividends—common stock	(146)	—	(146)	(130)	—	(130)
Dividends attributable to noncontrolling interests	—	(11)	(11)	—	(7)	(7)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	2	—	2
Repurchases of common stock	—	—	—	(175)	—	(175)
Change in noncontrolling interest share	—	—	—	—	(4)	(4)
Other, including options exercised	80	—	80	116	—	116
Ending balance, June 30	$11,815	$280	$12,095	$12,188	$243	$12,431

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2013
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$12,314	$260	$12,574	$11,625	$148	$11,773
Total comprehensive income:
Net income	906	64	970	1,073	49	1,122
Foreign currency translation adjustments	—	—	—	(187)	(1)	(188)
Realized and unrealized losses on derivatives	(3)	—	(3)	(11)	—	(11)
Realized and unrealized losses on marketable common stock	(7)	—	(7)	(1)	—	(1)
Pension and postretirement plans	(2)	—	(2)	(15)	—	(15)
Other comprehensive loss	(12)	—	(12)	(214)	(1)	(215)
Comprehensive income	894	64	958	859	48	907

Other changes in equity:
Cash dividends—common stock	(439)	—	(439)	(390)	—	(390)
Dividends attributable to noncontrolling interests	—	(38)	(38)	—	(19)	(19)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	65	—	65
Repurchases of common stock	(1,199)	—	(1,199)	(225)	—	(225)
Change in noncontrolling interest share	—	—	—	—	66	66
Other, including options exercised	245	(6)	239	254	—	254
Ending balance, June 30	$11,815	$280	$12,095	$12,188	$243	$12,431
`

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

The Company consolidates certain subsidiaries in which the noncontrolling interest party has within its control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income. Redeemable noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value.

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended June 30,
	2014	2013

Beginning balance, March 31	$183	$205
Net income	5	2
Dividends	(4)	—
Redemption value adjustment	—	(2)
Ending balance, June 30	$184	$205

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

	Nine Months Ended June 30,
	2014	2013

Beginning balance, September 30	$157	$253
Net income	27	34
Dividends	(6)	(6)
Redemption value adjustment	—	(65)
Change in noncontrolling interest share	—	(11)
Other	6	—
Ending balance, June 30	$184	$205

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended June 30,
	2014	2013

Foreign currency translation adjustments
Balance at beginning of period	$374	$277
Aggregate adjustment for the period (net of tax effect of $0 and $(9))	18	(51)
Balance at end of period	392	226

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	3	4
Current period changes in fair value (net of tax effect of $0 and $(4))	(1)	(7)
Reclassification to income (net of tax effect of $0 and $2) *	2	4
Balance at end of period	4	1

Realized and unrealized gains (losses) on marketable common stock
Balance at beginning of period	—	11
Current period changes in fair value (net of tax effect of $0)	—	(7)
Balance at end of period	—	4

Pension and postretirement plans
Balance at beginning of period	10	16
Reclassification to income (net of tax effect of $(1) and $(1)) ***	(2)	(3)
Other changes (net of tax effect of $0)	2	—
Balance at end of period	10	13

Accumulated other comprehensive income, end of period	$406	$244

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

	Nine Months Ended June 30,
	2014	2013

Foreign currency translation adjustments
Balance at beginning of period	$392	$413
Aggregate adjustment for the period (net of tax effect of $6 and $12)	—	(187)
Balance at end of period	392	226

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	7	12
Current period changes in fair value (net of tax effect of $(2) and $(5))	(3)	(8)
Reclassification to income (net of tax effect of $0 and $(2)) *	—	(3)
Balance at end of period	4	1

Realized and unrealized gains (losses) on marketable common stock
Balance at beginning of period	7	5
Current period changes in fair value (net of tax effect of $(2) and $0)	(1)	(1)
Reclassification to income (net of tax effect of $(2) and $0) **	(6)	—
Balance at end of period	—	4

Pension and postretirement plans
Balance at beginning of period	12	28
Reclassification to income (net of tax effect of $(2) and $(7)) ***	(5)	(15)
Other changes (net of tax effect of $0)	3	—
Balance at end of period	10	13

Accumulated other comprehensive income, end of period	$406	$244

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

*** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three months ended June 30, 2014 and 2013, and the nine months ended June 30, 2014, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in cost of sales on the consolidated statement of income. For the nine months ended June 30, 2013, the amount reclassified from AOCI into income for pension and postretirement plans was split approximately evenly between cost of sales and selling, general and administrative expenses.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. At September 30, 2013 and June 30, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen.

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

		Volume Outstanding as of
Commodity	Units	June 30, 2014	September 30, 2013	June 30, 2013

Copper	Pounds	11,230,000	14,705,000	18,440,000
Lead	Metric Tons	—	23,900	23,700
Aluminum	Metric Tons	—	2,709	3,672
Tin	Metric Tons	636	2,052	552
Iron Scrap	Metric Tons	—	—	2,099

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2014, September 30, 2013 and June 30, 2013, the Company had hedged approximately 4.6 million, 4.4 million and 4.4 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes which matured on November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes which matured on September 15, 2013, and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes which matured on March 1, 2014. In the fourth quarter of fiscal 2013, the Company entered into a fixed to floating interest rate swap totaling

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

approximately $125 million to hedge the coupon of its 7.70% notes maturing March 1, 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.50% notes maturing January 15, 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 1, 2016, three fixed to floating interest rate swaps, totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2, 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% coupon maturing July 15, 2017. There were thirteen interest rate swaps outstanding as of June 30, 2014, ten interest rate swaps outstanding as of September 30, 2013 and seven interest rate swaps outstanding as of June 30, 2013.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	June 30, 2014	September 30, 2013	June 30, 2013	June 30, 2014	September 30, 2013	June 30, 2013
Other current assets
Foreign currency exchange derivatives	$7	$19	$8	$2	$14	$3
Commodity derivatives	2	8	—	—	—	—
Interest rate swaps	—	2	3	—	—	—
Cross-currency interest rate swaps	5	7	7	—	—	—
Other noncurrent assets
Interest rate swaps	4	3	—	—	—	—
Cross-currency interest rate swaps	—	—	2	—	—	—
Equity swap	—	—	—	230	183	158
Total assets	$18	$39	$20	$232	$197	$161

Other current liabilities
Foreign currency exchange derivatives	$8	$21	$8	$3	$11	$—
Commodity derivatives	1	3	7	—	—	—
Cross-currency interest rate swaps	2	—	—	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	452	753	—	—	—
Long-term debt
Fixed rate debt swapped to floating	1,654	927	—	—	—	—
Other noncurrent liabilities
Cross-currency interest rate swaps	—	—	1	—	—	—
Total liabilities	$1,790	$1,403	$769	$3	$11	$—

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of June 30, 2014, September 30, 2013 and June 30, 2013, no cash collateral was received or pledged under the master netting agreements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets			Fair Value of Liabilities
	June 30, 2014	September 30, 2013	June 30, 2013	June 30, 2014	September 30, 2013	June 30, 2013
Gross amount recognized	$250	$236	$181	$1,793	$1,414	$769
Gross amount eligible for offsetting	(6)	(9)	(6)	(6)	(9)	(6)
Net amount	$244	$227	$175	$1,787	$1,405	$763

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three and nine months ended June 30, 2014 and 2013 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2014	2013	2014	2013
Foreign currency exchange derivatives	Cost of sales	$(2)	$—	$(1)	$1
Commodity derivatives	Cost of sales	—	(6)	—	3
Forward treasury locks	Net financing charges	—	—	1	1
Total		$(2)	$(6)	$—	$5

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	June 30, 2014	September 30, 2013	June 30, 2013
Foreign currency exchange derivatives	$(2)	$(3)	$—
Commodity derivatives	—	3	(6)
Forward treasury locks	6	7	7
Total	$4	$7	$1

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2014	2013	2014	2013
Interest rate swaps	Net financing charges	$1	$(1)	$(1)	$(4)
Fixed rate debt swapped to floating	Net financing charges	(1)	1	1	4
Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2014	2013	2014	2013
Foreign currency exchange derivatives	Cost of sales	$(3)	$(3)	$(1)	$(6)
Foreign currency exchange derivatives	Net financing charges	—	7	10	17
Foreign currency exchange derivatives	Income tax provision	—	—	—	(4)
Equity swap	Selling, general and administrative	12	4	38	40
Total		$9	$8	$47	$47

The amount of gains (losses) recognized in CTA within AOCI on the effective portion of outstanding net investment hedges was $2 million, $4 million, and $6 million at June 30, 2014, September 30, 2013 and June 30, 2013, respectively. For the three and nine months ended June 30, 2014 and 2013, no gains or losses were reclassified from CTA into income for the Company’s

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2014, September 30, 2013 and June 30, 2013 (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$9	$—	$9	$—
Commodity derivatives	2	—	2	—
Cross-currency interest rate swap	5	—	5	—
Other noncurrent assets
Interest rate swaps	4	—	4	—
Investments in marketable common stock	3	3	—	—
Equity swap	230	230	—	—
Total assets	$253	$233	$20	$—
Other current liabilities
Foreign currency exchange derivatives	$11	$—	$11	$—
Commodity derivatives	1	—	1	—
Cross-currency interest rate swaps	2	—	2	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	—	125	—
Long-term debt
Fixed rate debt swapped to floating	1,654	—	1,654	—
Total liabilities	$1,793	$—	$1,793	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2014, September 30, 2013 and June 30, 2013. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin, aluminum and iron scrap. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at June 30, 2014, September 30, 2013 and June 30, 2013.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes which matured on November 15, 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes which matured on September 15, 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes which matured on March 1, 2014. In the fourth quarter of fiscal 2013, the Company entered into a fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.70% notes maturing March 1, 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.50% notes maturing January 15, 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 1, 2016, three fixed to floating interest rate swaps, totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2, 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% coupon maturing July 15, 2017. There were thirteen interest rate swaps outstanding as of June 30, 2014, ten interest rate swaps outstanding as of September 30, 2013 and seven interest rate swaps outstanding as of June 30, 2013.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. At September 30, 2013 and June 30, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There were no unrealized gains recorded in accumulated other comprehensive income on these investments as of June 30, 2014. As of September 30, 2013 and June 30, 2013, the Company recorded unrealized gains of $7 million and $4 million, respectively, in accumulated other comprehensive income. There were no unrealized losses recorded in accumulated other comprehensive income on these investments as of June 30, 2014, September 30, 2013 and June 30, 2013. During the nine months ended June 30, 2014, the Company sold certain marketable

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

common stock for approximately $25 million. As a result, the Company recorded $8 million of realized gains within selling, general and administrative expenses in the Automotive Experience Seating segment.

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

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $7.0 billion, $5.7 billion and $6.0 billion at June 30, 2014, September 30, 2013 and June 30, 2013, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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

In the third quarter of fiscal 2014, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced for its Automotive Experience Interiors business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $45 million impairment charge within restructuring and impairment costs on the consolidated statement of income in the third quarter of fiscal 2014 for the Automotive Experience Interiors segment. Refer to Note 9, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 4, "Discontinued Operations," and Note 9, "Significant Restructuring Costs," of the notes to the consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2014.

In the first nine months of fiscal 2013, the Company recorded $49 million of asset impairment charges, of which $13 million was recorded in the second quarter and $36 million was recorded in the third quarter, in conjunction with its fiscal 2013 restructuring actions. The impairment charges related to long-lived assets within all business units, none of which were individually material to the consolidated financial statements. The impairments were recorded within significant restructuring and impairment costs on the consolidated statements of income. Refer to Note 9, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820,"Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2013.

At October 1, 2013, the Company assessed goodwill for impairment in the Building Efficiency business due to the change in reportable segments. As a result, the Company performed impairment testing for goodwill under the new segment structure

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

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

•	Seating produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems.

•	Interiors produces instrument panels, floor consoles and door panels.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
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

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Building Efficiency
North America Systems and Service	$1,126	$1,175	$3,141	$3,232
Global Workplace Solutions	979	1,021	3,052	3,233
Asia	521	520	1,480	1,452
Other	950	996	2,560	2,783
	3,576	3,712	10,233	10,700
Automotive Experience
Seating	4,571	4,268	13,364	12,234
Interiors	1,159	1,094	3,410	3,115
	5,730	5,362	16,774	15,349
Power Solutions	1,506	1,425	4,842	4,661
Total net sales	$10,812	$10,499	$31,849	$30,710

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

	Segment Income (Loss)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Building Efficiency
North America Systems and Service	$137	$155	$305	$305
Global Workplace Solutions	13	26	52	77
Asia	84	83	215	189
Other	27	50	(13)	52
	261	314	559	623
Automotive Experience
Seating	255	229	666	487
Interiors	(55)	12	(28)	(19)
	200	241	638	468
Power Solutions	193	135	736	659
Total segment income	$654	$690	$1,933	$1,750

Net financing charges	(67)	(67)	(178)	(193)
Restructuring and impairment costs	(162)	(143)	(162)	(227)

Income from continuing operations before income taxes	$425	$480	$1,593	$1,330

19.	Commitments and Contingencies

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $25 million, $25 million and $26 million at June 30, 2014, September 30, 2013 and June 30, 2013, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At June 30, 2014, September 30, 2013 and June 30, 2013, the Company recorded conditional asset retirement obligations of $54 million, $56 million and $80 million, respectively.

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

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of income, of comprehensive income (loss), and of cash flows for the three-month and nine-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2013 and the related consolidated statements of income, of shareholders’ equity, of comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated November 21, 2013 (which included an explanatory paragraph with respect to the Company’s change in the manner of accounting for inventory costing), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of September 30, 2013, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 1, 2014

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

The Automotive Experience business is one of the world’s largest automotive suppliers, providing innovative interior systems through our design and engineering expertise. The Company’s technologies extend into virtually every area of the interior including seating, door systems, floor consoles, instrument panels, cockpits and integrated electronics. Customers include most of the world’s major automakers.

The Power Solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. The Company serves both automotive original equipment manufacturers (OEMs) and the general vehicle battery aftermarket. The Company also supplies advanced battery technologies to power Start-Stop, hybrid and electric vehicles.

The following information should be read in conjunction with the September 30, 2013 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual

Report on Form 10-K for the year ended September 30, 2013. References in the following discussion and analysis to "Three Months" refer to the three months ended June 30, 2014 compared to the three months ended June 30, 2013, while references to "Year-to-Date" refer to the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

Certain amounts as of September 30, 2013 and June 30, 2013 have been revised to conform to the current year’s presentation.

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

Outlook

On July 18, 2014, the Company announced that it expects fiscal 2014 fourth quarter earnings from continuing operations, excluding any transaction related costs, to be $1.00 - $1.02 per diluted share. The Company also reaffirmed that it expects segment margin improvements in all three of its businesses. The guidance assumes that underlying earnings from the recently announced Air Distribution Technologies, Inc. (ADT) acquisition are not material in the fourth quarter.

On July 1, 2014, the Company completed the divestiture of its Automotive Experience Electronics business. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at June 30, 2014 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, minimum pension contributions, debt maturities and any potential acquisitions during the remainder of fiscal 2014 will be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of June 30, 2014. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2014, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined in the Company’s debt financial covenants was $11.5 billion and there was a maximum of $301 million of liens outstanding. The

Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2014, the Company believes the long-term rate of return will approximate 8.00%, 4.65% and 5.80% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first nine months of fiscal 2014, the Company made approximately $59 million in total pension contributions. In total, the Company expects to contribute approximately $150 million in cash to its defined benefit pension plans in fiscal 2014. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2014.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Net sales	$10,812	$10,499	3%	$31,849	$30,710	4%

•
The increase in consolidated net sales for the three months ended June 30, 2014 was due to higher sales in the Automotive Experience business ($300 million), the favorable impact of foreign currency translation ($91 million) and higher sales in the Power Solutions business ($67 million), partially offset by lower sales in the Building Efficiency business ($145 million). Excluding the favorable impact of foreign currency translation, consolidated net sales increased 2% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally and higher global battery shipments were partially offset by lower market demand for Building Efficiency in North America, Latin America and the Middle East; and the impact of lower lead costs on pricing for Power Solutions. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

•
The increase in consolidated net sales for the nine months ended June 30, 2014 was due to higher sales in the Automotive Experience business ($1.3 billion) and Power Solutions business ($148 million), and the favorable impact of foreign currency translation ($80 million), partially offset by lower sales in the Building Efficiency business ($419 million). Excluding the favorable impact of foreign currency translation, consolidated net sales increased 3% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, and higher global battery shipments and improved pricing in the Power Solutions business were partially offset by lower market demand for Building Efficiency in North America, the Middle East, Europe and Latin America; and the impact of lower lead costs on pricing for Power Solutions. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Cost of sales	$9,149	$8,935	2%	$27,064	$26,270	3%
Gross profit	1,663	1,564	6%	4,785	4,440	8%
% of sales	15.4%	14.9%		15.0%	14.5%

•
The increase in cost of sales for the three months ended June 30, 2014 corresponds to the sales growth noted above, with gross profit percentage increasing by 50 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, and lower purchasing and operating costs due to improved operational performance. The Power Solutions business was impacted by favorable product mix and operational efficiencies. Gross profit in the Building Efficiency business was unfavorably impacted by lower market demand in North America, Latin America and the Middle East, and contract related charges in the Middle East. Foreign currency translation had an unfavorable impact on cost of sales of approximately $97 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
The increase in cost of sales for the nine months ended June 30, 2014 corresponds to the sales growth noted above, with gross profit percentage increasing by 50 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, and lower purchasing and operating costs due to improved operational performance, partially offset by net unfavorable pricing and commercial settlements. The Power Solutions business was impacted by favorable pricing and product mix including lead acquisition costs and battery cores, and increased benefits of vertical integration. Gross profit in the Building Efficiency business was unfavorably impacted by lower market demand in North America, the Middle East, Europe and Latin America, and contract related charges in the Middle East, partially offset by strong operating performance in Asia due to cost and pricing initiatives. Foreign currency translation had an unfavorable impact on cost of sales of approximately $98 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Selling, general and administrative expenses	$977	$977	0%	$3,014	$3,024	0%
% of sales	9.0%	9.3%		9.5%	9.8%

•
Selling, general and administrative expenses (SG&A) were consistent with the three month period ended June 30, 2013, and SG&A as a percentage of sales decreased 30 basis points over the same period. The Building Efficiency SG&A decreased primarily due to lower employee related expenses and other cost reduction initiatives, partially offset by transaction-related costs. The Automotive Experience business SG&A increased primarily due to higher employee related expenses, partially offset by the benefits of cost reduction initiatives and lower engineering expenses. The Power Solutions business SG&A increased primarily due to higher employee related expenses. Foreign currency translation had a favorable impact on SG&A of $1 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
SG&A decreased slightly as compared to the nine month period ended June 30, 2013, and SG&A as a percentage of sales decreased 30 basis points over the same period. The Building Efficiency SG&A decreased primarily due to lower employee related expenses and other cost reduction initiatives, partially offset by a prior year pension curtailment gain resulting from a lost Global Workplace Solutions contract and transaction-related costs. The Automotive Experience business SG&A increased primarily due to higher employee related expenses, partially offset by lower engineering expenses, prior year distressed supplier costs and the benefits of cost reduction initiatives. The Power Solutions business SG&A increased primarily due to a prior year net favorable legal settlement and higher employee related expenses. Foreign currency translation had a favorable impact on SG&A of $10 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Gain (Loss) on Business Divestitures - Net

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Gain (loss) on business divestitures - net	$(120)	$29	*	$(111)	$29	*
* Measure not meaningful

Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information on the gain (loss) on business divestitures - net for the three and nine months ended June 30, 2014.

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Restructuring and impairment costs	$162	$143	13%	$162	$227	-29%

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company recorded $227 million of restructuring and impairment costs in the nine months ended June 30, 2013, of which $84 million was recorded in the second quarter and $143 million in the third quarter of fiscal 2013. The Company recorded $162 million of restructuring and impairment costs in the third quarter of fiscal 2014 for business portfolio changes related primarily to the Automotive Experience Interiors business. The restructuring actions included planned workforce reductions, plant closures, and asset impairments which are expected to be substantially complete by the end of fiscal 2015. Refer to Note 9, "Significant Restructuring Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Net financing charges	$67	$67	0%	$178	$193	-8%

Net financing charges were consistent for the three month period ended June 30, 2014 primarily due to lower interest rates, offset by higher average borrowing levels. The decrease in net financing charges for the nine month period ended June 30, 2014 was primarily due to lower interest expense as a result of lower average borrowing levels and interest rates.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Equity income	$88	$74	19%	$273	$305	-10%

•
The increase in equity income for the three months ended June 30, 2014 was primarily due to higher income at certain Automotive Experience partially-owned affiliates, partially offset by lower income at certain Power Solutions and Building Efficiency partially-owned affiliates. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

•
The decrease in equity income for the nine months ended June 30, 2014 was primarily due to a prior year gain on acquisition of a partially-owned affiliate in India in the Automotive Experience business ($82 million) and lower income in the current year at certain Power Solutions and Building Efficiency partially-owned affiliates, partially offset by current year higher income at certain Automotive Experience partially-owned affiliates and a gain on acquisition of a partially-owned affiliate in the Power Solutions business ($19 million). Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Income Tax Provision (Benefit)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Income tax provision (benefit)	$167	$(72)	*	$388	$227	71%
Effective tax rate	39%	-15%		24%	17%
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

•
For the three and nine months ended June 30, 2014, the Company's effective tax rate for continuing operations was 39% and 24%, respectively. This was different than the U.S. federal statutory rate of 35% primarily due to the jurisdictional mix of significant restructuring and impairment costs and losses on divestitures, partially offset by global tax planning and foreign tax rate differentials. For the three and nine months endedJune 30, 2013, the Company's effective tax rate for continuing operations was (15)% and 17%, respectively. The effective rate was different than the U.S. federal statutory rate of 35% primarily due to tax audit resolutions and other matters, significant restructuring and impairment costs, valuation allowance adjustments, an uncertain tax position charge and foreign tax rate differentials.

•
In the third quarter of fiscal 2014, the Company disposed of its Automotive Experience Interiors headliner and sun visor product lines. As a result, the Company recorded a pre-tax loss on divestiture of $95 million and income tax expense of $38 million. The income tax expense is due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries.

•
In the third quarter of fiscal 2014, the Company recorded $80 million of divestiture related losses related to its Automotive Experience Electronics business. The loss generated an $8 million tax benefit, which was negatively impacted by the jurisdictional mix of gains and losses on the sale.

•
In the third quarter of fiscal 2014, the Company recorded $162 million of significant restructuring and impairment costs. The restructuring costs generated an $11 million tax benefit, which was negatively impact by the Company’s current tax position in these jurisdictions and the underlying tax basis in the impaired assets.

•
In the first quarter of fiscal 2014, the Company determined that it was more likely than not that a deferred tax asset associated with a capital loss in Mexico would not be utilized. Therefore, the Company recorded a $21 million valuation allowance as income tax expense.

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

•	As a result of foreign law changes during the second quarter of fiscal 2013, the Company increased its total reserve for uncertain tax positions, resulting in income tax expense of $17 million.

Income (Loss) From Discontinued Operations, Net of Tax

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Income (loss) from discontinued operations, net of tax	$(62)	$20	*	$(216)	$50	*
* Measure not meaningful

•
The decrease in income (loss) from discontinued operations, net of tax, for the three months ended June 30, 2014 was primarily due to $80 million of divestiture related losses recorded in the third quarter of fiscal year 2014.

•
The decrease in income (loss) from discontinued operations, net of tax, for the nine months ended June 30, 2014 was primarily due to a discrete non-cash tax charge of $180 million related to the repatriation of foreign cash associated with the divestiture of the Electronics business and $80 million of divestiture related losses recorded in the third quarter of fiscal year 2014.

•	Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income from Continuing Operations Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Income from continuing operations attributable to noncontrolling interests	$20	$22	-9%	$83	$80	4%

•
The decrease in income from continuing operations attributable to noncontrolling interests for the three months ended June 30, 2014 was primarily due to losses at certain Automotive Experience partially-owned affiliates, partially offset by higher income at certain Power Solutions partially-owned affiliates.

•
The increase in income from continuing operations attributable to noncontrolling interests for the nine months ended June 30, 2014 was primarily due to higher income at certain Automotive Experience partially-owned affiliates, partially offset by lower income at certain Power Solutions partially-owned affiliates.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Net income attributable to Johnson Controls, Inc.	$176	$550	-68%	$906	$1,073	-16%

•
The decrease in net income attributable to Johnson Controls, Inc. for the three months ended June 30, 2014 was primarily due to an increase in the provision for income taxes, loss on business divestitures, loss from discontinued operations and unfavorable impact of foreign currency translation, partially offset by higher gross profit. Diluted earnings per share from continuing operations for the three months ended June 30, 2014 was $0.35 compared to diluted earnings per share from continuing operations of $0.77 for the three months ended June 30, 2013. Diluted loss per share from discontinued operations for the three months ended June 30, 2014 was $(0.09) compared to diluted earnings per share from discontinued operations of $0.03 for the three months ended June 30, 2013.

•
The decrease in net income attributable to Johnson Controls, Inc. for the nine months ended June 30, 2014 was primarily due to a loss from discontinued operations, an increase in the provision for income taxes, loss on business divestitures, lower equity income and unfavorable impact of foreign currency translation, partially offset by higher gross profit, and lower restructuring and impairment costs. Diluted earnings per share from continuing operations for the nine months ended June 30, 2014 was $1.66 compared to diluted earnings per share from continuing operations of $1.49 for the nine months ended June 30, 2013. Diluted loss per share from discontinued operations for the nine months ended June 30, 2014 was $(0.32) compared to diluted earnings per share from discontinued operations of $0.07 for the nine months ended June 30, 2013.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency - Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

North America Systems and Service	$1,126	$1,175	-4%	$3,141	$3,232	-3%
Global Workplace Solutions	979	1,021	-4%	3,052	3,233	-6%
Asia	521	520	0%	1,480	1,452	2%
Other	950	996	-5%	2,560	2,783	-8%
	$3,576	$3,712	-4%	$10,233	$10,700	-4%

Three Months:

•	The decrease in North America Systems and Service was due to lower volumes of equipment and controls systems ($43 million), and the unfavorable impact of foreign currency translation ($6 million).

•
The decrease in Global Workplace Solutions was due to lost customer accounts and lower project work ($57 million), partially offset by the favorable impact of foreign currency translation ($15 million).

•
The increase in Asia was due to higher volumes of equipment and controls systems ($19 million), partially offset by the unfavorable impact of foreign currency translation ($10 million) and lower service volumes ($8 million).

•
The decrease in Other was due to lower volumes related to a prior period business divestiture ($57 million), and lower volumes in Latin America ($30 million) and the Middle East ($16 million), partially offset by incremental sales related to a business acquisition ($36 million), favorable impact of foreign currency translation ($10 million), and higher volumes in other businesses ($6 million), Europe ($3 million) and unitary products ($2 million).

Year-to-Date:

•	The decrease in North America Systems and Service was due to lower volumes of equipment and controls systems ($72 million), and the unfavorable impact of foreign currency translation ($19 million).

•
The decrease in Global Workplace Solutions was due to lost customer accounts and lower project work ($254 million), partially offset by incremental sales from a prior year business acquisition ($66 million) and the favorable impact of foreign currency translation ($7 million).

•
The increase in Asia was due to higher volumes of equipment and controls systems ($50 million), and higher service volumes ($24 million), partially offset by the unfavorable impact of foreign currency translation ($46 million).

•
The decrease in Other was due to lower volumes related to a prior year business divestiture ($163 million), and lower volumes in the Middle East ($96 million), Europe ($44 million) and Latin America ($20 million), partially offset by higher volumes in unitary products ($42 million), incremental sales related to a business acquisition ($36 million), higher volumes in other businesses ($12 million) and the favorable impact of foreign currency translation ($10 million).

Building Efficiency - Segment Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

North America Systems and Service	$137	$155	-12%	$305	$305	0%
Global Workplace Solutions	13	26	-50%	52	77	-32%
Asia	84	83	1%	215	189	14%
Other	27	50	-46%	(13)	52	*
	$261	$314	-17%	$559	$623	-10%
* Measure not meaningful

Three Months:

•
The decrease in North America Systems and Service was due to unfavorable margin rates ($31 million), lower volumes ($11 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by lower selling, general and administrative expenses ($25 million).

•
The decrease in Global Workplace Solutions was due to the indemnification of certain costs associated with a previously divested business ($25 million) and lower volumes ($5 million), partially offset by lower selling, general and administrative expenses ($8 million), favorable margin rates ($8 million) and the favorable impact of foreign currency translation ($1 million).

•
The increase in Asia was due to higher volumes ($7 million), and lower selling, general and administrative expenses ($3 million), partially offset by unfavorable margin rates ($7 million) and the unfavorable impact of foreign currency translation ($2 million).

•
The decrease in Other was due to net unfavorable current period contract related charges in the Middle East ($21 million), acquisition related charges ($20 million), lower volumes ($12 million) and lower equity income ($3 million), partially offset by favorable margin rates ($20 million), lower selling, general and administrative expenses ($12 million), and the favorable impact of foreign currency translation ($1 million).

Year-to-Date:

•
North America Systems and Service was flat due to lower selling, general and administrative expenses ($81 million), partially offset by unfavorable margin rates ($51 million), lower volumes ($18 million), net unfavorable current year contract related charges ($9 million) and the unfavorable impact of foreign currency translation ($3 million).

•
The decrease in Global Workplace Solutions was due to the indemnification of certain costs associated with a previously divested business ($25 million), a prior year pension curtailment gain resulting from a lost contract net of other contract losses ($24 million) and lower volumes ($13 million), partially offset by lower selling, general and administrative expenses ($27 million), favorable margin rates ($9 million) and the favorable impact of foreign currency translation ($1 million).

•
The increase in Asia was due to higher volumes ($22 million) and favorable margin rates ($14 million), partially offset by higher selling, general and administrative expenses ($5 million), and the unfavorable impact of foreign currency translation ($5 million).

•
The decrease in Other was due to net unfavorable current year contract related charges in the Middle East ($50 million), lower volumes ($41 million), acquisition related charges ($20 million) and lower equity income ($7 million), partially offset by favorable margin rates ($27 million), lower selling, general and administrative expenses ($17 million), net unfavorable prior year contract related charges ($7 million) and higher operating income related to a prior year business divestiture ($2 million).

Automotive Experience - Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Seating	$4,571	$4,268	7%	$13,364	$12,234	9%
Interiors	1,159	1,094	6%	3,410	3,115	9%
	$5,730	$5,362	7%	$16,774	$15,349	9%

Three Months:

•
The increase in Seating was due to higher volumes ($247 million), the favorable impact of foreign currency translation ($51 million), incremental sales related to business acquisitions ($20 million) and favorable pricing and commercial settlements ($7 million), partially offset by lower volumes due to a prior year business divestiture ($22 million).

•
The increase in Interiors was due to higher volumes ($66 million) and the favorable impact of foreign currency translation ($17 million), partially offset by lower volumes related to business divestitures ($13 million) and net unfavorable pricing and commercial settlements ($5 million).

Year-to-Date:

•
The increase in Seating was due to higher volumes ($1.0 billion), incremental sales related to business acquisitions ($116 million) and the favorable impact of foreign currency translation ($52 million), partially offset by lower volumes due to a prior year business divestiture ($53 million), net unfavorable pricing and commercial settlements ($25 million), and unfavorable sales mix ($6 million).

•
The increase in Interiors was due to higher volumes ($284 million) and the favorable impact of foreign currency translation ($43 million), partially offset by lower volumes related to business divestitures ($32 million).

Automotive Experience - Segment Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Seating	$255	$229	11%	$666	$487	37%
Interiors	(55)	12	*	(28)	(19)	-47%
	$200	$241	-17%	$638	$468	36%
* Measure not meaningful

Three Months:

•
The increase in Seating was due to higher volumes ($42 million), lower purchasing costs ($25 million), higher equity income ($18 million), lower operating costs ($16 million), lower engineering expenses ($13 million), net favorable pricing and commercial settlements ($8 million), and incremental operating income related to business acquisitions ($1 million), partially offset by higher selling, general and administrative expenses ($47 million), a prior year gain on business divestiture ($29 million), unfavorable mix ($12 million), lower operating income due to a prior year business divestiture ($5 million) and the unfavorable impact of foreign currency translation ($4 million).

•
The decrease in Interiors was due to a loss on business divestiture ($95 million), net unfavorable pricing and commercial settlements ($9 million), higher selling, general and administrative expenses ($3 million), and lower operating income related to a business divestiture ($2 million), partially offset by lower operating costs ($21 million), higher volumes ($11 million), higher equity income ($7 million) and lower purchasing costs ($3 million).

Year-to-Date:

•
The increase in Seating was due to higher volumes ($168 million), lower operating costs ($90 million), lower purchasing costs ($67 million), higher equity income ($47 million), lower engineering expenses ($23 million), prior year distressed supplier costs ($20 million), incremental operating income due to business acquisitions ($6 million) and the favorable impact of foreign currency translation ($2 million), partially offset by a prior year gain on acquisition of a partially-owned affiliate in India ($82 million), higher selling, general and administrative expenses ($57 million), net unfavorable pricing and commercial settlements ($40 million), a prior year gain on business divestiture ($29 million), unfavorable mix ($27 million) and lower operating income due to a prior year business divestiture ($9 million).

•
The decrease in Interiors was due to a net loss on business divestitures ($86 million), unfavorable mix ($11 million), lower operating income due to a business divestiture ($7 million), net unfavorable pricing and commercial items ($7 million), higher selling, general and administrative expenses ($5 million), and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes ($58 million), lower operating costs ($28 million), higher equity income ($12 million), lower purchasing costs ($8 million) and prior year distressed supplier costs ($2 million).

Power Solutions

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Net sales	$1,506	$1,425	6%	$4,842	$4,661	4%
Segment income	193	135	43%	736	659	12%

Three Months:

•
Net sales increased due to incremental sales related to a business acquisition ($41 million), favorable pricing and product mix ($31 million), higher sales volumes ($26 million) and the favorable impact of foreign currency translation ($14 million), partially offset by the impact of lower lead costs on pricing ($31 million).

•
Segment income increased due to favorable product mix including lead acquisition costs ($47 million), higher volumes ($10 million), lower operating costs ($6 million) and incremental operating income related to a business acquisition ($4 million), partially offset by lower equity income ($4 million), higher selling, general and administrative expenses ($3 million), and higher transportation costs ($2 million).

Year-to-Date:

•
Net sales increased due to incremental sales related to a business acquisition ($104 million), favorable pricing and product mix ($56 million), higher sales volumes ($45 million) and the favorable impact of foreign currency translation ($33 million), partially offset by the impact of lower lead costs on pricing ($57 million).

•
Segment income increased due to favorable product mix including lead acquisition costs and battery cores ($94 million), lower operating costs ($23 million), a gain on acquisition of a partially-owned affiliate ($19 million), higher volumes ($14 million), incremental operating income related to a business acquisition ($9 million) and the favorable impact of foreign currency translation ($3 million), partially offset by higher selling, general and administrative expenses ($47 million), a prior year net favorable legal settlement ($24 million), higher transportation costs ($7 million) and lower equity income ($7 million).

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At June 30, 2014, the unearned backlog was $4.7 billion, or a 5% decrease compared to June 30, 2013. The North America Systems and Service and Other segment backlogs decreased compared to prior year levels.

Financial Condition

Working Capital

(in millions)	June 30, 2014	September 30, 2013	Change	June 30, 2013	Change

Current assets	$13,447	$13,698		$12,739
Current liabilities	(12,143)	(12,117)		(11,784)
	1,304	1,581	-18%	955	37%

Less: Cash	(160)	(1,055)		(391)
Add: Short-term debt	930	119		312
Add: Current portion of long-term debt	141	819		1,119
Less: Assets held for sale	(1,575)	(804)		—
Add: Liabilities held for sale	994	402		—
Working capital (as defined)	$1,634	$1,062	54%	$1,995	-18%

Accounts receivable	$6,710	$7,206	-7%	$7,259	-8%
Inventories	2,591	2,325	11%	2,470	5%
Accounts payable	5,567	6,318	-12%	6,217	-10%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The increase in working capital at June 30, 2014 as compared to September 30, 2013 was primarily due to a decrease in accounts payable due to timing of supplier payments, lower accrued compensation and benefits primarily due to timing of incentive compensation payments, and higher inventory levels, partially offset by lower accounts receivable due to timing of customer receipts. Compared to June 30, 2013, the decrease was primarily due to higher accrued income taxes due to timing of tax payments, lower accounts receivable due to improved collections and timing of customer receipts, and an increase in reserves due to restructuring actions, partially offset by a decrease in accounts payable primarily due to timing of supplier payments and higher inventory levels.

•
The Company’s days sales in accounts receivable at June 30, 2014 were 55, higher than 51 at the comparable period ended September 30, 2013, and consistent at the comparable period ended June 30, 2013. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended June 30, 2014 were lower than the comparable periods ended September 30, 2013 and June 30, 2013 primarily due to higher inventory production.

•	Days in accounts payable at June 30, 2014 were 69 days, lower than 72 and 73 at the comparable periods ended September 30, 2013 and June 30, 2013, respectively.

Cash Flows

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013

Cash provided by operating activities	$714	$1,034	$1,163	$1,549
Cash used by investing activities	(1,904)	(268)	(2,557)	(963)
Cash provided (used) by financing activities	1,144	(856)	540	(432)
Capital expenditures	(274)	(265)	(876)	(929)

•
The decrease in cash provided by operating activities for the three months ended June 30, 2014 was primarily due to unfavorable changes in inventories, other assets, accounts receivable and accrued income taxes. For the nine months ended June 30, 2014, the decrease in cash provided by operating activities was primarily due to unfavorable changes in inventories and accounts payable and accrued liabilities, partially offset by favorable changes in accounts receivable and other assets.

•	The increase in cash used by investing activities for the three and nine months ended June 30, 2014 was primarily due to cash paid for the ADT acquisition in the current quarter.

•
The increase in cash provided by financing activities for the three months ended June 30, 2014 was primarily due to an increase in long-term debt incurred to finance the acquisition of ADT. The increase in cash provided by financing activities for the nine months ended June 30, 2014 was primarily due to an increase of long-term debt to finance the acquisition of ADT, partially offset by current year stock repurchases.

•
The increase in capital expenditures for the three months ended June 30, 2014 primarily relates to increased investments to support customer growth. The decrease in capital expenditures for the nine months ended June 30, 2014 primarily relates to prior year capacity expansion and vertical integration efforts in the Power Solutions business.

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

In the third quarter of fiscal 2014, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced for its Automotive Experience Interiors business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $45 million impairment charge within restructuring and impairment costs on the consolidated statement of income in the third quarter of fiscal 2014 for the Automotive Experience Interiors segment. Refer to Note 9, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 4, "Discontinued Operations," and Note 9, "Significant Restructuring Costs," of the notes to the consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2014.

In the first nine months of fiscal 2013, the Company recorded $49 million of asset impairment charges, of which $13 million was recorded in the second quarter and $36 million was recorded in the third quarter, in conjunction with its fiscal 2013 restructuring actions. The impairment charges related to long-lived assets within all business units, none of which were individually material to the consolidated financial statements. The impairments were recorded within significant restructuring and impairment costs on the consolidated statements of income. Refer to Note 9, "Significant Restructuring Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820,"Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2013.

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

Capitalization

(in millions)	June 30, 2014	September 30, 2013	Change	June 30, 2013	Change

Short-term debt	$930	$119		$312
Current portion of long-term debt	141	819		1,119
Long-term debt	6,416	4,560		4,593
Total debt	7,487	5,498	36%	6,024	24%

Shareholders’ equity attributable to Johnson Controls, Inc.	11,815	12,314	-4%	12,188	-3%

Total capitalization	$19,302	$17,812	8%	$18,212	6%

Total debt as a % of total capitalization	39%	31%		33%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At June 30, 2014, September 30, 2013, and June 30, 2013, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro. Additionally, at June 30, 2014, September 30, 2013 and June 30, 2013, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $185 million. As of June 30, 2014, facilities in the amounts of 237 million euro and $50 million are scheduled to expire in fiscal 2014, and a facility in the amount of $135 million is scheduled to expire in fiscal 2015. There were no draws on any of the revolving facilities for the respective periods.

•
In June 2014, the Company issued $300 million aggregate principal amount of 1.4% senior unsecured fixed rate notes due in fiscal 2018, $500 million aggregate principal amount of 3.625% senior unsecured fixed rate notes due in fiscal 2024, $450 million aggregate principal amount of 4.625% senior unsecured fixed rate notes due in fiscal 2044 and $450 million aggregate principal amount of 4.95% senior unsecured fixed rate notes due in fiscal 2064. Aggregate net proceeds of $1.7 billion from the issuances were used to finance the acquisition of ADT and for other general corporate purposes.

•
In March 2014, the Company entered into a nine-month, $150 million, floating rate term loan scheduled to mature in December 2014. Proceeds from the term loan were used for general corporate purposes. The loan was repaid during the quarter ended June 30, 2014.

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

•
In August 2013, the Company replaced its $2.5 billion committed four-year credit facility, scheduled to mature in February 2015, with a $2.5 billion committed five-year credit facility scheduled to mature in August 2018. The facility is used to support the Company's outstanding commercial paper. There were no draws on the facility as of June 30, 2014.

•
In November 2012, the Company entered into a five-year, 70 million euro, floating rate credit facility scheduled to mature in November 2017. The Company drew on the credit facility during the first quarter of fiscal 2013. Proceeds from the facility were used for general corporate purposes.

•	In November 2012, the Company retired $100 million in principal amount, plus accrued interest, of its 5.8% fixed rate notes that matured.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of June 30, 2014, it could borrow up to $1.7 billion on committed credit lines.

•
The Company believes its capital resources and liquidity position at June 30, 2014 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2014 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of June 30, 2014. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2014, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.5 billion and there was a maximum of $301 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU No. 2014-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption not permitted. The Company is currently assessing the impact adoption of this guidance may have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 will be effective prospectively for the Company for disposals that occur during or after the quarter ending December 31, 2015, with early adoption permitted in certain instances. The significance of this guidance for the Company is dependent on any future dispositions or disposals.

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q has not been audited by PricewaterhouseCoopers LLP (PwC). PwC has, however, applied limited review procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems in certain businesses, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended June 30, 2014.

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

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 40 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $25 million, $25 million and $26 million at June 30, 2014, September 30, 2013 and June 30, 2013, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At June 30, 2014, September 30, 2013 and June 30, 2013, the Company recorded conditional asset retirement obligations of $54 million, $56 million and $80 million, respectively.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended June 30, 2014.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
4/1/14 - 4/30/14
Purchases by Company	—	—	—	$2,450,629,782
5/1/14 - 5/31/14
Purchases by Company	—	—	—	$2,450,629,782
6/1/14 - 6/30/14
Purchases by Company	—	—	—	$2,450,629,782
4/1/14 - 4/30/14
Purchases by Citibank	—	—	—	NA
5/1/14 - 5/31/14
Purchases by Citibank	—	—	—	NA
6/1/14 - 6/30/14
Purchases by Citibank	—	—	—	NA

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 60 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: August 1, 2014	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Officers’ Certificate, dated June 13, 2014, establishing the 1.400% Senior Notes due 2017, 3.625% Senior Notes due 2024, 4.625% Senior Notes due 2044 and 4.950% Senior Notes due 2064 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed June 13, 2014).

10.1	Global Assignment Letter between Susan F. Davis and Johnson Controls, Inc. dated as of June 9, 2014.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 1, 2014, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.