Form 10-K
period 2014-09-30
JOHNSON CONTROLS INC
filed 2014-11-19
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From ________ To
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $31.5 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2014, 666,188,889 shares of the registrant’s Common Stock, par value $1.00 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on January 28, 2015 are incorporated by reference into Part III.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2014

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls, Inc. and its consolidated subsidiaries.

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

PART I

ITEM 1        BUSINESS

General

Johnson Controls is a global diversified technology and industrial leader serving customers in more than 150 countries. The Company creates quality products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advanced batteries for hybrid and electric vehicles; and seating and interior systems for automobiles.

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, the Company acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. The Company entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning and refrigeration equipment and services. On June 16, 2014, the Company acquired Air Distribution Technologies, Inc. (ADT), one of the largest independent providers of air distribution and ventilation products in North America.

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

The Automotive Experience business is one of the world’s largest automotive suppliers, providing innovative seating and interior systems through our design and engineering expertise. The Company’s technologies extend into virtually every area of the interior including seating, door systems, floor consoles, instrument panels and cockpits. Customers include most of the world’s major automakers.

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

Financial Information About Business Segments

Accounting Standards Codification (ASC) 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has seven reportable segments for financial reporting purposes. The Company’s seven reportable segments are presented in the context of its three primary businesses - Building Efficiency, Automotive Experience and Power Solutions.

Refer to Note 19, "Segment Information," of the notes to consolidated financial statements for financial information about business segments.

For the purpose of the following discussion of the Company’s businesses, the four Building Efficiency reportable segments and the two Automotive Experience reportable segments are presented together due to their similar customers and the similar nature of their products, production processes and distribution channels.

Products/Systems and Services

Building Efficiency

Building Efficiency is a global leader in delivering integrated control systems, mechanical equipment, products, services and solutions designed to improve the comfort, safety and energy efficiency of non-residential buildings and residential properties with operations in 56 countries. Revenues come from facilities management, technical services, and the replacement and upgrade of HVAC controls and mechanical equipment in the existing buildings market, where the Company’s large base of current customers leads to repeat business, as well as with installing controls and equipment during the construction of new buildings. Customer relationships often span entire building lifecycles.

Building Efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some building controls, products and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. In fiscal 2014, approximately 45% of Building Efficiency’s sales are derived from HVAC products and installed control systems for construction and retrofit markets, including 15% of total sales related to new commercial construction. Approximately 55% of its sales in fiscal 2014 originated from its service offerings. In fiscal 2014, Building Efficiency accounted for 33% of the Company’s consolidated net sales.

The Company’s systems include York® chillers, industrial refrigeration products, air handlers and other HVAC mechanical equipment that provide heating and cooling in non-residential buildings. The Metasys® control system monitors and integrates HVAC equipment with other critical building systems to maximize comfort while reducing energy and operating costs. The Company also produces air conditioning and heating equipment and products, including Titus® and Ruskin® brands, for the residential market. As the largest global supplier of HVAC technical services, Building Efficiency staffs, optimizes and repairs building systems made by the Company and its competitors. The Company offers a wide range of solutions such as performance contracting under which guaranteed energy savings are used by the customer to fund project costs over a number of years. In addition, the Global Workplace Solutions segment provides full-time on-site operations staff and real estate and energy consulting services to help customers, especially multi-national companies, reduce costs and improve the performance of their facility portfolios. The Company’s on-site staff typically performs tasks related to the comfort and reliability of the facility, and manages subcontractors for functions such as food service, cleaning, maintenance and landscaping.

Automotive Experience

Automotive Experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for OEMs and operates approximately 264 wholly- and majority-owned manufacturing or assembly plants, with operations in 32 countries worldwide. Additionally, the business has partially-owned affiliates in Asia, Europe, North America and South America.

Automotive Experience products and systems include complete seating systems and interior components, including instrument panels, floor consoles, and door systems. In fiscal 2014, Automotive Experience accounted for 51% of the Company’s consolidated net sales.

The business operates assembly plants that supply automotive OEMs with complete seats on a "just-in-time/in-sequence" basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the business’s other automotive interior systems are also supplied on a "just-in-time/in-sequence" basis. Foam, metal and plastic seating components, seat covers, seat mechanisms and other components are shipped to these plants from the business’s production facilities or outside suppliers.

Power Solutions

Power Solutions services both automotive OEMs and the battery aftermarket by providing energy storage technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing and distributing approximately 140 million lead-acid batteries annually in approximately 61 wholly- and majority-owned manufacturing or assembly plants, distribution centers and sales offices in 22 countries worldwide. Investments in new product and process technology have expanded product offerings to absorbent glass mat (AGM) and enhanced flooded battery (EFB) technologies that power Start-Stop vehicles, as well as lithium-ion battery technology for certain hybrid and electric vehicles. The business has also invested to develop sustainable lead and poly recycling operations in the North American and European markets. Approximately 74% of unit sales worldwide in fiscal 2014 were to the automotive replacement market, with the remaining sales to the OEM market.

Power Solutions accounted for 16% of the Company’s fiscal 2014 consolidated net sales. Batteries and key components are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.

Competition

Building Efficiency

The Building Efficiency business conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction or project management expertise. Competitors for HVAC equipment and controls in the residential and non-residential marketplace include many regional, national and international providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Schneider Electric SA; Carrier Corporation, a subsidiary of United Technologies Corporation; Trane Incorporated, a subsidiary of Ingersoll-Rand Company Limited; Daikin Industries, Ltd.; Lennox International, Inc.; GC Midea Holding Co, Ltd. and Gree Electric Appliances, Inc. In addition to HVAC equipment, Building Efficiency competes in a highly fragmented HVAC services market, which is dominated by local providers. The facilities management market, including Global Workplace Solutions, is also fragmented at the local level with many regional companies servicing specific geographies. The largest competition comes from ISS A/S; Sodexo SA and Jones Lang LaSalle, Inc. Sales of services are largely dependent upon numerous individual contracts with commercial businesses worldwide. The loss of any individual contract would not have a material adverse effect on the Company.

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

Backlog

The Company’s backlog relating to the Building Efficiency business is applicable to its sales of systems and services. At September 30, 2014, the backlog was $4.8 billion, the majority of which relates to fiscal 2015. The backlog as of September 30, 2013 was $4.8 billion. The consistency in backlog year over year was primarily due to the increase in the Other segment, offset by a decline in the Asia segment. The backlog does not include amounts associated with contracts in the Global Workplace Solutions business because such contracts are typically multi-year service awards, nor does it include unitary products within the Other segment. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

Raw Materials

Raw materials used by the businesses in connection with their operations, including lead, steel, tin, aluminum, urethane chemicals, copper, sulfuric acid and polypropylene, were readily available during fiscal 2014, and the Company expects such availability to continue. In fiscal 2015, commodity prices could fluctuate throughout the year and could significantly affect the results of operations.

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

The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with environmental laws and worker safety laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved with regulatory authorities through commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. Historically, neither such commitments nor such penalties have been material. (See Item 3, "Legal Proceedings," of this report for a discussion of the Company’s potential environmental liabilities.)

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2014 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.

Employees

As of September 30, 2014, the Company employed approximately 168,000 employees, of whom approximately 106,000 were hourly and 62,000 were salaried.

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

Financial Information About Geographic Areas

Refer to Note 19, "Segment Information," of the notes to consolidated financial statements for financial information about geographic areas.

Research and Development Expenditures

Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for research and development expenditures.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in fiscal

2013, with our initial disclosure relating to conflict minerals occurring in May 2014. There are costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Our continued compliance with these disclosure rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect our results of operations and the amounts of contributions we must make to our defined benefit plans in future periods. As we mark-to-market our defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. Generally accepted accounting principles in the U.S. require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic benefit cost, refer to "Critical Accounting Estimates and Policies" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

We may be unable to realize the expected benefits of our restructuring actions, which could adversely affect our profitability and operations.

In order to align our resources with our growth strategies, operate more efficiently and control costs, we periodically announce restructuring plans, which include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. We may undertake additional restructuring actions and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned, and our operations and business may be disrupted.

Negative or unexpected tax consequences could adversely affect our results of operations.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to additional changes in our valuation allowances against deferred tax assets and other tax reserves on our statement of financial position, and the future sale of certain businesses could potentially result in the repatriation of accumulated foreign earnings that could materially and adversely affect our results of operations. Additionally, changes in tax laws in the U.S. or in other countries where we have significant operations could materially affect deferred tax assets and liabilities on our consolidated statement of financial position and income tax provision on our consolidated statement of income.

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

Changes in the ratings that rating agencies assign to our debt may ultimately impact our access to the debt capital markets and the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets would become restricted. Tightening in the credit markets and the reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could affect our access to the debt capital markets or the price we pay to issue debt. Historically, we have relied on our ability to issue commercial paper rather than to draw on our credit facility to support our daily operations, which means that a downgrade in our ratings or volatility in the financial markets causing limitations to the debt capital markets could have an adverse effect on our business or our ability to meet our liquidity needs.

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

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we are implementing a global enterprise resource planning system over a period of several years in addition to other IT systems in certain of our businesses. As we implement the new systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business.

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

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes as a result of our leadership transition and quantity of corporate initiatives could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.

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

Conditions in the commercial and residential new construction markets may adversely affect our results of operations.

HVAC equipment sales in the commercial and residential new construction markets correlate to the number of new buildings and homes that are built. The strength of the commercial and residential markets depends in part on the availability of commercial and consumer financing for our customers, along with inventory and pricing of existing buildings and homes. If economic and credit market conditions decline, it may result in a decline in the construction of new commercial buildings and residential housing construction market. Such conditions could have an adverse effect on our results of operations and result in potential liabilities or additional costs, including impairment charges.

A variety of other factors could adversely affect the results of operations of our Building Efficiency business.

Any of the following could materially and adversely impact the results of operations of our Building Efficiency business: loss of, changes in, or failure to perform under facility management supply contracts or other guaranteed performance contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major component suppliers; the unavailability of raw materials (primarily steel, copper and electronic components) necessary for production of HVAC equipment; price increases of limited-source components, products and services that we are unable to pass on to the market; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; revisions to energy efficiency or refrigerant legislation; a decline in the outsourcing of facility management services; availability of labor to support growth of our service businesses; and natural or man-made disasters or losses that impact our ability to deliver facility management and other products and services to our customers.

Automotive Experience Risks

Conditions in the automotive industry may adversely affect our results of operations.

Our financial performance depends, in part, on conditions in the automotive industry. In fiscal 2014, our largest customers globally were automobile manufacturers Ford Motor Company (Ford), Fiat Chrysler Automobiles N.V. (Chrysler), General Motors Corporation (GM), Daimler AG and Volkswagen AG (VW). If automakers experience a decline in the number of new vehicle sales, we may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress.

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

The financial performance of our Automotive Experience business is directly related to automotive production by our customers. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. An economic decline that results in a reduction in automotive production by our Automotive Experience customers could have a material adverse impact on our results of operations.

A variety of other factors could adversely affect the results of operations of our Automotive Experience business.

Any of the following could materially and adversely impact the results of operations of our Automotive Experience business: the loss of, or changes in, automobile supply contracts, sourcing strategies or customer claims with our major customers or suppliers; start-up expenses associated with new vehicle programs or delays or cancellations of such programs; underutilization of our manufacturing facilities, which are generally located near, and devoted to, a particular customer’s facility; inability to recover engineering and tooling costs; market and financial consequences of any recalls that may be required on products that we have supplied; delays or difficulties in new product development and integration; quantity and complexity of new program launches, which are subject to our customers’ timing, performance, design and quality standards; interruption of supply of certain single-source components; the potential introduction of similar or superior technologies; changing nature and prevalence of our joint ventures and relationships with our strategic business partners; global overcapacity and vehicle platform proliferation; and potential complications or the failure to consummate the anticipated joint venture formation for a majority of our Interiors business.

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

Our financial performance in the Power Solutions business depends, in part, on conditions in the automotive industry. Sales to OEMs accounted for approximately 26% of the total sales of the Power Solutions business in fiscal 2014. Declines in the North American, European and Asian automotive production levels could reduce our sales and adversely affect our results of operations. In addition, if any OEMs reach a point where they cannot fund their operations, we may incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans.

A variety of other factors could adversely affect the results of operations of our Power Solutions business.

Any of the following could materially and adversely impact the results of operations of our Power Solutions business: loss of, or changes in, automobile battery supply contracts with our large original equipment and aftermarket customers; the increasing quality and useful life of batteries or use of alternative battery technologies, both of which may adversely impact the lead-acid battery market, including replacement cycle; delays or cancellations of new vehicle programs; market and financial consequences of any recalls that may be required on our products; delays or difficulties in new product development, including lithium-ion technology;

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

ITEM 2        PROPERTIES

At September 30, 2014, the Company conducted its operations in 58 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 96 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space. The Company considers its facilities to be suitable and adequate for their current uses. The majority of the facilities are operating at normal levels based on capacity.

Building Efficiency

Alabama	Dothan (3)	Minnesota	Fridley (3)
	Geneva (3)		Plymouth (1),(4)
	Huntsville (2)	Mississippi	Hattiesburg (1)
Arizona	Tucson (3)		Olive Branch
California	Mira Loma (2),(3)	Missouri	Albany
	Roseville (1),(4)		Grandview (4)
	San Jose (1)		St. Louis (1),(4)
	Sanger (1)	New Jersey	Hainesport (1),(4)
	Simi Valley (1),(4)	North Carolina	Charlotte (1),(4)
Delaware	Newark (1),(4)		Sanford
Florida	Largo (1),(3)		Tarboro
	Medley (1),(4)	Ohio	Cincinnati (3)
	Tampa (1),(4)		Clayton
Georgia	Roswell (1),(4)		Dayton (4)
Idaho	Nampa	Oklahoma	Norman (3)
Illinois	Arlington Heights (4)		Ponca City (1)
	Carol Stream (1)	Oregon	Portland (1),(4)
	Elmhurst (1),(4)	Pennsylvania	Audubon (1),(4)
	Wheeling (1)		East Greenville (1),(3)
Indiana	Lebanon		Waynesboro (3)
	Rochester (3)		York (1)
Kansas	Lenexa (1),(4)	Texas	Carrollton (1),(3)
	Parson (3)		Coppell (1)
	Wichita (2),(3)		El Paso (2)
Kentucky	Lexington (1),(3)		Houston (1),(3)
	Louisville (2),(3)		Irving (4)
Maryland	Baltimore (1),(4)		Plano (1),(4)
	Capitol Heights (1),(4)		Richardson (1),(4)
	Rossville (1)		San Antonio
	Sparks (1),(4)	Washington	Fife (1),(4)
Massachusetts	Lynnfield (4)	Wisconsin	Milwaukee (2),(4)
	Turner Falls (1)		Waukesha (1),(4)
Michigan	Grand Rapids (1),(4)
Sterling Heights (1),(4)

Building Efficiency (continued)

Austria	Vienna (4)	Italy	Milan (1),(3)
Belgium	Diegem (1),(4)	Japan	Tokyo (1),(4)
Brazil	Curitiba (1),(4)	Macau	Macau (1),(4)
Canada	Ajax (1),(3)	Malaysia	Petaling Jaya (1),(4)
	Markham (2),(4)	Mexico	Apodaca (1),(3)
	Nobel (1)		Durango
	Oakville (1),(4)		Juarez (2)
	Prescott (1)		Mexicali (1)
China	Beijing (1),(4)		Monterrey (1),(4)
	Qingyuan (2),(3)		Ojinga (1)
	Suzhou (1),(3)		Reynosa (3)
	Wuxi (2),(3)		Santa Catarina (1),(3)
Denmark	Hojbjerg (3)	Netherlands	Dordrecht (3)
	Hornslet (2),(3)		Gorinchem (1),(3)
	Viby (3)	Poland	Warsaw (1),(3)
France	Carquefou Cedex (2),(3)	Russia	Moscow (1),(3)
	Colombes (1),(3)	South Africa	Isando (1),(4)
Germany	Essen (1),(3)	Spain	Sabadell (1),(3)
	Hamburg (1),(3)	Thailand	Amper Kabinburi (1),(3)
	Mannheim (1),(3)	Turkey	Manisa (1)
Hong Kong	Hong Kong (1),(4)	United Kingdom	Bridgnorth (3)
India	Bangalore (1)		Whitstable (3)
	Gurgaon (1)	United Arab Emirates	Dubai (1)
Mumbai (1),(4)
Pune (1)

Automotive Experience

Alabama	Bessemer (1)	Argentina	Buenos Aires (1)
	Clanton		Rosario
	Eastaboga	Australia	Adelaide (1)
	McCalla (1)	Austria	Graz (1)
Georgia	West Point (1)		Mandling
Illinois	Sycamore	Belgium	Assenede (1)
Kentucky	Cadiz	Brazil	Pouso Alegre
	Georgetown (2)		Quatro Barras (2)
	Louisville (1)		Santo Andre (1)
	Shelbyville (1)		Sao Bernardo do Campo
	Winchester (1)		Sao Jose dos Pinhais (1)
Michigan	Auburn Hills (1)	Canada	Milton
	Battle Creek		Mississauga (1)
	Cascade (1)		Tillsonburg
	Detroit		Whitby (2)
	Highland Park (1)	China	Guangzhou (2)
	Holland (2),(3)		Shanghai (1),(3)
	Lansing (2)		Wuhu (2)
	Monroe (1)	Czech Republic	Bezdecin (1)
	Plymouth (2),(4)		Ceska Lipa (4)
	Romulus (1)		Mlada Boleslav (1)
	Taylor (1)		Roudnice
	Warren (1)		Rychnov (1)
	Zeeland (1)		Strakonice
Missouri	Eldon (2)		Straz pod Ralskem
	Riverside (1)		Zatec
Ohio	Bryan	France	Conflans-sur-Lanterne
	Greenfield		Fesches-le-Chatel (1)
	Northwood		Laroque D'Olmes
	Wauseon		Rosny
Tennessee	Athens		Strasbourg
Lexington (1)
Murfreesboro
Pulaski (1)
Texas	El Paso (1)
San Antonio (1)

Automotive Experience (continued)

Germany	Boblingen (1)	Mexico	Coahuila (1)
	Bochum (2)		El Marquez
	Bremen (1)		Juarez
	Burscheid (2),(4)		Lerma (1)
	Dautphe		Matamaros (1)
	Espelkamp		Monclova
	Grefrath		Puebla (1)
	Grobbottwar (1)		Ramos Arizpe
	Hilchenbach (1)		Saltillo (2)
	Kaiserslauten		Tlaxcala
	Luneburg		Toluca (1)
	Mannweiler (1)	Poland	Bierun
	Markgroningen (2)		Siemianowice
	Neuenburg (1)		Skarbimierz (1)
	Neuss (1),(4)		Swiebodzin
	Neustadt		Zory
	Rastatt (1)	Portugal	Palmela
	Remscheid (1)	Romania	Bradu
	Rockenhausen		Craiova (1)
	Saarlouis (1)		Jimbolia
	Solingen (3)		Mioveni (1)
	Ueberherrn		Pitesti (1)
	Waghausel		Ploesti
	Wuppertal (1),(3)		Timisoara (1)
	Zwickau (1)	Russia	St. Petersburg (2)
Hungary	Mezolak		Togliatti (1)
	Mor	Slovak Republic	Bratislava (1),(4)
India	Dharwad (1)		Kostany nad Turcom (2)
	Pune (2),(3)		Lozorno (1)
Indonesia	Bekasi (1)		Lucenec
	Purwakarta (1)		Trencin (1),(4)
Italy	Grugliasco (1)		Zilina (2)
	Melfi	South Africa	Chloorkop (1)
	Ogliastro Cilento		East London (1)
	Rocca D'Evandro		Eastern Cape (1)
Japan	Hamamatsu		Joannesburg
	Higashiomi		Port Elizabeth (1)
	Yokohama (1),(4)		Pretoria
	Yokosuka (2)		Swartkops (1)
Korea	Ansan (1),(4)		Uitenhage (1)
	Asan		Wynberg (1)
Malaysia	Melaka (1)	Spain	Abrera
	Pekan (1)		Alagon
	Selangor Darul Ehsan		Almussafes (1)
Pedrola
Redondela (1)
Valladolid

Automotive Experience (continued)

Sweden	Goteburg (1)
Thailand	Chonburi (1)
Rayong
Turkey	Bursa (1)
Kocaeli
United Kingdom	Birmingham
Burton-Upon-Trent
Ellesmere (1)
Garston (1)
Sunderland
Telford (1)
Wednesbury

Power Solutions

Arizona	Yuma (3)	Austria	Vienna (1),(3)
Delaware	Middletown (3)	Brazil	Sorocaba (3)
Florida	Tampa (3)	China	Changxing (3)
Georgia	Columbus (1)		Chongqing (3)
Illinois	Geneva (3)		Shanghai (2),(3)
Indiana	Ft. Wayne (3)	Colombia	Yumbo (2),(3)
Iowa	Red Oak (3)	Czech Republic	Ceska Lipa (2),(3)
Kentucky	Florence (2),(3)	France	Rouen
Michigan	Holland (3)		Sarreguemines (3)
Missouri	St. Joseph (3)	Germany	Hannover (3)
North Carolina	Kernersville (3)		Krautscheid (3)
Ohio	Toledo (3)		Zwickau (2),(3)
Oregon	Canby (2),(3)	Korea	Gumi (2),(3)
South Carolina	Florence (3)	Mexico	Celaya
	Oconee (2),(3)		Cienega de Flores (1)
Texas	San Antonio (3)		Escobedo
Wisconsin	Milwaukee (4)		Flores
Garcia
San Pedro (1),(4)
Tlalnepantla (1),(4)
Torreon
		Peru	Lima (1),(4)
		Spain	Burgos
Guadalajara (1)
Guadamar del Segura
Ibi (3)
		Sweden	Hultsfred

Corporate

Wisconsin	Milwaukee (2),(4)	China	Dalian (1),(4)
		Mexico	Monterrey (1),(4)
		Singapore	Singapore (1),(4)
		Slovak Republic	Bratislava (1),(4)

(1)Leased facility
(2)Includes both leased and owned facilities
(3)Includes both administrative and manufacturing facilities
(4)Administrative facility only

In addition to the above listing, which identifies large properties (greater than 25,000 square feet), there are approximately 534 Building Efficiency branch offices and other administrative offices located in major cities throughout the world. These offices are primarily leased facilities and vary in size in proportion to the volume of business in the particular locality.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million and $25 million at September 30, 2014 and 2013, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2014 and 2013, the Company recorded conditional asset retirement obligations of $52 million and $56 million, respectively.

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

ITEM 4        MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 19, 2014 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on January 28, 2015.

    Michael K. Bartschat, 52, was elected a Vice President and named Chief Procurement Officer in July 2014. He previously served as Group Vice President and General Manager, Metals and Mechanisms, Automotive Seating from January 2013 to July 2014, as Group Vice President and General Manager, Trim and Fabrics, Automotive Seating from November 2011 to December 2012 and as Group Vice President, Global Purchasing from November 2004 to November 2011. Mr. Bartschat joined the Company in 2004.

Beda Bolzenius, 58, was elected a Vice President in November 2005 and has served as President - Automotive Experience and as Vice Chairman, Asia Pacific since May 2014. He previously served as President, Automotive Seating from October 2012 to May 2014, as President of the Automotive Experience business from November 2006 to October 2012 and as Executive Vice President and General Manager Europe, Africa and South America for Automotive Experience from November 2004 to November 2006. Dr. Bolzenius joined the Company in November 2004 from Robert Bosch GmbH, (a global manufacturer of automotive and industrial technology, consumer goods and building technology) where he most recently served as the president of Bosch’s Body Electronics division.

    Brian J. Cadwallader, 55, was elected a Vice President in January 2014 and named General Counsel and Secretary in October 2014. He previously served as Assistant Secretary from January 2014 to September 2014, as Assistant General Counsel from September 2011 to September 2014 and as Group Vice President and General Counsel, Building Efficiency from August 2010 to September 2011. Mr. Cadwallader joined the Company in 2010. Prior to joining the Company, Mr. Cadwallader served as Associate General Counsel, International Business and Shared Services from 2009 to 2010 of International Paper Company, Memphis, Tennessee (a paper and packaging company) and as Associate General Counsel, Shared Services of International Paper Company from 2005 to 2009.

Grady L. Crosby, 48, was elected Vice President, Public Affairs and named Chief Diversity Officer in October 2014. He previously served as Vice President and Global General Counsel, Power Solutions from October 2013 to September 2014, as Vice President and General Counsel, Power Solutions Americas and Global Aftermarket from August 2012 to October 2013 and as Vice President and General Counsel, Power Solutions Americas from August 2011 to August 2012. Prior to joining the Company in August 2011, Mr. Crosby served as Associate General Counsel of Hanesbrands Inc., Winston-Salem, North Carolina (an apparel manufacturer and marketer) from 2005 to 2011.

    Simon Davis, 50, was elected a Vice President and named Assistant Chief Human Resources Officer in May 2014. He previously served as Vice President - Talent Strategy & Organizational Excellence from July 2011 to May 2014 and as Vice President - Human Resources for Power Solutions from January 2007 to July 2011. Mr. Davis has held human resources positions of increasing responsibility since joining the Company in 1997.

     Susan F. Davis, 61, was elected an Executive Vice President in September 2006 and named Chief Human Resources Officer in May 2014. She previously served as Executive Vice President of Human Resources from September 2006 to May 2014, as Vice President of Human Resources from May 1994 to September 2006 and as Vice President of Organizational Development for the Automotive Experience business from August 1993 to April 1994. Ms. Davis joined the Company in 1983. Ms. Davis is a Director of Quanex Building Products Corporation, Houston, Texas (building products manufacturer), where she is the Chairwoman of the Compensation and Management Development Committee and serves on the Nominating and Corporate Governance Committee.

Charles A. Harvey, 62, was elected a Vice President in November 2005. He previously served as Vice President of Diversity and Public Affairs from November 2005 to September 2014 and as Chief Diversity Officer from 2013 to September 2014. Mr. Harvey also served as Vice President of Human Resources for the Automotive Experience business and in other human resources leadership positions. Mr. Harvey joined the Company in 1991.

     William C. Jackson, 54, was elected a Vice President and named President, Building Efficiency in September 2014. He previously served as Executive Vice President, Corporate Development from September 2013 to September 2014, as President, Automotive Electronics & Interiors from March 2012 to July 2014 and as Executive Vice President, Operations and Innovation, from May 2011 to September 2013. Prior to joining Johnson Controls, Mr. Jackson was Vice President and President of Automotive at Sears Holdings Corporation, (an integrated retailer) from 2009 to 2010. Prior to that, he served as Senior Vice

President and board member of Booz, Allen & Hamilton and Booz & Company, (a strategy and consulting firm) where he led the firm’s Global Automotive, Transportation and Industrials Practice.

     Brian Kesseler, 48, was elected a Vice President and named President, Power Solutions in January 2013. He previously served as the Chief Operating Officer of the Power Solutions business from May 2012 to January 2013. He served as Vice President and General Manager, Europe Systems & Service, North America Service & Unitary Products Group for the Building Efficiency business from 2009 to April 2012, as Vice President and General Manager, Americas for the Power Solutions business from 2006 to 2009 and as Vice President and General Manager, North America for the Automotive business from 2003 to 2006. Mr. Kesseler joined the Company in 1994.

     R. Bruce McDonald, 54, was elected Vice Chairman in September 2014 and has served as an Executive Vice President since September 2006. He previously served as Chief Financial Officer from May 2005 to September 2014, as Vice President from January 2002 to September 2006, as Assistant Chief Financial Officer from October 2004 to May 2005 and Corporate Controller from November 2001 to October 2004. Mr. McDonald joined the Company in 2001. Mr. McDonald is a Director of Dana Holding Corporation, Maumee, Ohio (global provider of high technology driveline, sealing and thermal-management products), where he serves on the Audit Committee and Compensation Committee.

     Kim Metcalf-Kupres, 53, was elected a Vice President and named Chief Marketing Officer in May 2013. She previously served as Vice President, Strategy, Marketing and Sales in the Power Solutions business from 2007 to May 2013. Ms. Metcalf-Kupres also served as Vice President, Sales and Marketing for Building Efficiency Systems in North America and has held positions of increasing responsibility since joining the Company in 1994.

     Alex A. Molinaroli, 55, was elected Chief Executive Officer and President effective October 2013. He also serves as the Company’s Principal Executive Officer. He was also elected Chairman of the Board of Directors in January 2014 and has served as a Director since October 2013. He previously served as Vice Chairman from January 2013 to October 2013, as a Corporate Vice President from May 2004 to January 2013 and as President of the Company’s Power Solutions business from January 2007 to January 2013. Mr. Molinaroli served as Vice President and General Manager for North America Systems & the Middle East for the Company’s Building Efficiency business and has held increasing levels of responsibility for controls systems and services sales and operations. Mr. Molinaroli joined the Company in 1983.

    Jerome D. Okarma, 62, was elected a Vice President in September 2003. He previously served as Secretary and General Counsel from November 2004 to September 2014, as Assistant Secretary from 1990 to November 2004 and as Deputy General Counsel from June 2000 to November 2004. Mr. Okarma joined the Company in 1989.

     Brian J. Stief, 58, was elected an Executive Vice President and Chief Financial Officer in September 2014. He also serves as the Company’s Principal Financial Officer. He previously served as Vice President and Corporate Controller from July 2010 to September 2014. Prior to joining the Company in July 2010, Mr. Stief was a partner with PricewaterhouseCoopers LLP, (an audit and assurance, tax and consulting services provider) which he joined in 1979 and in which he became partner in 1989.

    Suzanne M. Vincent, 44, was elected a Vice President and Corporate Controller in September 2014. She also serves as the Company’s Principal Accounting Officer. She previously served as Vice President, Internal Audit since joining the Company in October 2012. Prior to joining the Company, Ms. Vincent was a partner with KPMG LLP, (an audit and assurance, tax and consulting services provider) which she joined in November 2001 and in which she became an audit partner in October 2008.

     Frank A. Voltolina, 54, was elected a Vice President and Corporate Treasurer in July 2003 when he joined the Company. Prior to joining the Company, Mr. Voltolina was Vice President and Treasurer at ArvinMeritor, Inc., (now known as Meritor, Inc. - an automobile component manufacturer for military suppliers, trucks, and trailers).

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are duly-elected and qualified or until their earlier resignation or removal.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol "JCI."

Title of Class	Number of Record Holders as of September 30, 2014
Common Stock, $1.00 par value	36,687

	Common Stock Price Range		Dividends
	2014	2013	2014	2013
First Quarter	$ 39.42 - 51.90	$ 24.75 - 30.74	$0.22	$0.19
Second Quarter	43.85 - 52.50	30.30 - 35.17	0.22	0.19
Third Quarter	43.16 - 50.71	31.95 - 38.33	0.22	0.19
Fourth Quarter	43.74 - 51.60	35.43 - 43.49	0.22	0.19
Year	$ 39.42 - 52.50	$ 24.75 - 43.49	$0.88	$0.76

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. In September 2013, the Company’s Board of Directors authorized up to an additional $500 million in stock repurchases of the Company’s outstanding common stock, and in November 2013, the Company's Board of Directors authorized an additional $3.0 billion under the stock repurchase program, both incremental to prior authorizations. Stock repurchases under the stock repurchase program may be made through open market, privately negotiated, or structured transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company spent approximately $1,249 million on repurchases under the stock repurchase program in fiscal 2014. As of November 19, 2014, the Company has spent approximately $395 million on repurchases under the stock repurchase program in fiscal 2015.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended September 30, 2014.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/14 - 7/31/14
Purchases by Company	1,009,379	$49.51	1,009,379	$2,400,629,831
8/1/14 - 8/31/14
Purchases by Company	—	—	—	$2,400,629,831
9/1/14 - 9/30/14
Purchases by Company	—	—	—	$2,400,629,831
7/1/14 - 7/31/14
Purchases by Citibank (1)	—	—	—	NA
8/1/14 - 8/31/14
Purchases by Citibank	—	—	—	NA
9/1/14 - 9/30/14
Purchases by Citibank	—	—	—	NA

(1)	In July 2014, Citibank reduced its holding of the Company's stock by 250,000 shares in connection with the Equity Swap Agreement.

The following information in Item 5 is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (Exchange Act) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index and companies in our Diversified Industrials Peer Group.* This graph assumes the investment of $100 on September 30, 2009 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep09	Sep10	Sep11	Sep12	Sep13	Sep14
Johnson Controls, Inc.	100	121.58	106.99	113.88	176.39	190.40
Diversified Industrials Peer Group	100	123.56	115.22	151.08	207.98	227.82
S&P 500 Comp-Ltd.	100	110.16	111.42	145.08	173.13	207.29

Total Return to Shareholders
Dollars
250
200
150
100
50
0
Sep09
Sep10
Sep11
Sep12
Sep13
Sep14
Johnson Controls, Inc.
Diversified Industrials Peer Group
S&P 500 Comp-Ltd.

* The JCI Diversified Industrials Peer Group includes: Danaher Corporation, Dover Corporation, Eaton Corporation, Emerson Electric Corporation, Honeywell International Inc., Ingersoll Rand Plc., Illinois Tool Works Inc., 3M Company, Textron Inc., and United Technologies Corporation.

The Company’s transfer agent’s contact information is as follows:

Wells Fargo Bank, N.A.
Shareowner Services Department
P.O. Box 64874
St. Paul, MN 55164-0874
(877) 602-7397

ITEM 6        SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, financial position data and common share information for the fiscal years ended September 30, 2010 through September 30, 2014 (dollars in millions, except per share data). Certain amounts have been revised to reflect the retrospective application of the classification of the Automotive Experience Electronics segment as a discontinued operation for all periods presented.

	Year ended September 30,
	2014	2013	2012	2011	2010
OPERATING RESULTS
Net sales	$42,828	$41,410	$40,604	$39,543	$33,381
Segment income (1)	2,877	2,686	2,349	2,187	1,966
Income from continuing operations attributable to Johnson Controls, Inc. (6)	1,433	1,077	1,099	1,326	1,322
Net income attributable to Johnson Controls, Inc.	1,215	1,178	1,184	1,415	1,354
Earnings per share from continuing operations (6)
Basic	$2.15	$1.58	$1.61	$1.96	$1.97
Diluted	2.12	1.56	1.60	1.93	1.94
Return on average shareholders’ equity attributable to Johnson Controls, Inc. (2) (6)	12%	9%	10%	12%	14%
Capital expenditures	$1,199	$1,377	$1,831	$1,325	$777
Depreciation and amortization	955	952	824	731	691
Number of employees	168,000	170,000	170,000	162,000	137,000

FINANCIAL POSITION
Working capital (3)	$971	$1,062	$2,370	$1,701	$1,031
Total assets	32,804	31,518	30,954	29,788	25,855
Long-term debt	6,357	4,560	5,321	4,533	2,652
Total debt	6,680	5,498	6,068	5,146	3,389
Shareholders' equity attributable to Johnson Controls, Inc.	11,311	12,314	11,625	11,154	10,183
Total debt to capitalization (4)	37%	31%	34%	32%	25%
Net book value per share (5)	$17.00	$17.99	$17.04	$16.40	$15.11

COMMON SHARE INFORMATION
Dividends per share	$0.88	$0.76	$0.72	$0.64	$0.52
Market prices
High	$52.50	$43.49	$35.95	$42.92	$35.77
Low	39.42	24.75	23.37	25.91	23.62
Weighted average shares (in millions)
Basic	666.9	683.7	681.5	677.7	672.0
Diluted	674.8	689.2	688.6	689.9	682.5
Number of shareholders	36,687	38,067	40,019	43,340	44,627

(1)
Segment income is calculated as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

(2)
Return on average shareholders’ equity attributable to Johnson Controls, Inc. (ROE) represents income from continuing operations attributable to Johnson Controls, Inc. divided by average shareholders’ equity attributable to Johnson Controls, Inc.

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

(6)
Income from continuing operations attributable to Johnson Controls, Inc. includes $324 million, $957 million and $287 million of significant restructuring and impairment costs in fiscal year 2014, 2013 and 2012, respectively. It also includes $274 million, $(405) million, $445 million, $383 million and $268 million of net mark-to-market charges (gains) on pension and postretirement plans in fiscal year 2014, 2013, 2012, 2011 and 2010, respectively. The preceding amounts are stated on a pre-tax basis.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2014. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

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

At March 31, 2014, the Company determined that its Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Outlook

On October 30, 2014, the Company gave a preliminary outlook of its market and financial expectations for fiscal 2015, saying it believes improving markets, ongoing business portfolio changes and focused capital allocation strategies will enable the Company to pursue growth markets with higher returns in the upcoming year. Additionally, the Company announced that it expects fiscal 2015 first quarter earnings from continuing operations, excluding transaction/integration related costs, to be $0.74-$0.77 per diluted share. The Company will provide further detailed fiscal 2015 guidance at an analyst meeting on December 2, 2014, which will be accessible to the public in a manner that the Company will disclose in advance.

FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013

Net Sales

	Year Ended September 30,
(in millions)	2014	2013	Change
Net sales	$42,828	$41,410	3%

The increase in consolidated net sales was due to higher sales in the Automotive Experience business ($1.5 billion) and Power Solutions business ($244 million), and the favorable impact of foreign currency translation ($60 million), partially offset by lower sales in the Building Efficiency business ($370 million). Excluding the favorable impact of foreign currency translation, consolidated net sales increased 3% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, and higher global battery shipments and improved pricing in the Power Solutions business were partially offset by lower market demand for Building Efficiency in North America, the Middle East, Latin America and Europe. The incremental sales related to business acquisitions were $622 million across all segments. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2014	2013	Change
Cost of sales	$36,201	$34,945	4%
Gross profit	6,627	6,465	3%
% of sales	15.5%	15.6%

The increase in cost of sales year over year corresponds to the sales growth noted above, with gross profit percentage decreasing by 10 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, and lower operating and purchasing costs due to improved operational performance, partially offset by net unfavorable pricing and commercial settlements. The Power Solutions business was impacted by favorable pricing and product mix including lead acquisition costs and battery cores, and increased benefits of vertical integration. Gross profit in the Building Efficiency business was unfavorably impacted by lower market demand in North America, the Middle East, Latin America and Europe, and contract related charges in the Middle East, partially offset by strong operating performance in Asia due to cost and pricing initiatives. Foreign currency translation had an unfavorable impact on cost of sales of approximately $62 million. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on cost of sales of $227 million ($43 million charge in fiscal 2014 compared to a $184 million gain in fiscal 2013) primarily due to a decrease in year over year discount rates. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2014	2013	Change
Selling, general and administrative expenses	$4,308	$3,780	14%
% of sales	10.1%	9.1%

Selling, general and administrative expenses (SG&A) increased by $528 million year over year, and SG&A as a percentage of sales increased 100 basis points. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on SG&A of $452 million ($231 million charge in fiscal 2014 compared to a $221 million gain in fiscal 2013) primarily due to a decrease in year over year discount rates. Net pension settlement activity had a net unfavorable year over year impact on SG&A of $85 million ($16 million charge in fiscal 2014 compared to a $69 million gain in fiscal 2013) primarily related to lump-sum buyouts of participants in the U.S. pension plan. The Automotive Experience business SG&A increased primarily due to higher employee related expenses, partially offset by lower engineering expenses, prior year distressed supplier costs and the benefits of cost reduction initiatives. The Power Solutions business SG&A increased primarily due to prior year net favorable legal settlements and higher employee related expenses. The Building Efficiency business SG&A decreased primarily due to lower employee related expenses and other cost reduction initiatives, partially offset by a prior year pension curtailment gain resulting from a lost Global Workplace Solutions contract and transaction-related costs. Foreign currency translation had an unfavorable impact on SG&A of $1 million. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Gain (Loss) on Business Divestitures - Net

	Year Ended September 30,
(in millions)	2014	2013	Change
Gain (loss) on business divestitures - net	$(111)	$7	*
* Measure not meaningful

Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for information on the gain (loss) on business divestitures - net.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2014	2013	Change
Restructuring and impairment costs	$324	$957	-66%

Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for information on the restructuring and impairment costs.

Net Financing Charges

	Year Ended September 30,
(in millions)	2014	2013	Change
Net financing charges	$244	$247	-1%

Net financing charges decreased slightly in fiscal 2014 as compared to fiscal 2013 primarily due to lower interest expense as a result of lower interest rates, partially offset by higher average borrowing levels.

Equity Income

	Year Ended September 30,
(in millions)	2014	2013	Change
Equity income	$395	$399	-1%

The decrease in equity income was primarily due to prior year gains on acquisitions of a partially-owned affiliates in the Automotive Experience business ($106 million) and lower current year income at certain Power Solutions and Building Efficiency partially-owned affiliates, partially offset by higher current year income at certain Automotive Experience partially-owned affiliates and gains on acquisitions of partially-owned affiliates in the Power Solutions business ($19 million) and Building Efficiency business ($19 million). Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2014	2013	Change
Income tax provision	$482	$696	-31%
* Measure not meaningful

The effective rate is below the U.S. statutory rate for fiscal 2014 primarily due to the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate, partially offset by the tax consequences of business divestitures, significant restructuring and impairment costs, the change in assertion over reinvestment of foreign undistributed earnings related to the Global Workplace Solutions business and valuation allowance adjustments. The effective rate is above the U.S. statutory rate for fiscal 2013 primarily due to the tax consequences of significant restructuring and impairment costs, and valuation allowance and uncertain tax position adjustments, partially offset by favorable tax audit resolutions, the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

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

In the fourth quarter of fiscal 2014, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Italy would not be realized. Therefore, the Company recorded $34 million of net valuation allowances as income tax expense in the three month period ended September 30, 2014.

In the first quarter of fiscal 2014, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss in Mexico would not be utilized. Therefore, the Company recorded a $21 million valuation allowance as income tax expense.

In the fourth quarter of fiscal 2013, the Company determined that it was more likely than not that deferred tax assets within Germany and Poland would not be realized. The Company also determined that it was more likely than not that the deferred tax assets within two French Power Solutions entities would be realized. Therefore, the Company recorded $145 million of net valuation allowances as income tax expense in the three month period ended September 30, 2013.

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

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2014, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $50 million adjustment to tax expense.

Other Tax Matters

During fiscal 2014 and 2013, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to our current tax position in these jurisdictions and the underlying tax basis in the impaired assets, thus causing $75 million and $229 million incremental tax expense in fiscal 2014 and 2013, respectively.

During the fourth quarter of fiscal 2014, the Company recorded a discrete tax benefit of $51 million due to change in entity status.

In the fourth quarter of fiscal 2014, the Company provided income tax expense on the foreign undistributed earnings of the non-U.S. subsidiaries related to the Global Workplace Solutions business, which resulted in $35 million of tax expense.

In the third quarter of fiscal 2014, the Company disposed of its Automotive Experience Interiors headliner and sun visor product lines. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. As a result, the Company recorded a pre-tax loss on divestiture of $95 million and income tax expense of $38 million. The income tax expense is due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries.

In the third quarter of fiscal 2013, the Company resolved certain Mexican tax issues, which resulted in a $61 million benefit to income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2014. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. It is generally thought that this rule will be extended with the possibility of retroactive application. The "look-through rule" previously expired for the Company on September 30, 2012 but was extended in January 2013 retroactive to the beginning of the Company's 2013 fiscal year.

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million. Tax legislation was also adopted in various other jurisdictions during the fiscal year ended September 30, 2014. These law changes did not have a material impact on the Company's consolidated financial statements.

As a result of foreign law changes during the second quarter of fiscal 2013, the Company increased its total reserve for uncertain tax positions, resulting in income tax expense of $17 million.

Income (Loss) From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2014	2013	Change
Income (loss) from discontinued operations, net of tax	$(218)	$101	*
* Measure not meaningful

The change in income (loss) from discontinued operations, net of tax, was primarily due to a prior year gain, net of tax, of $257 million related to the sale of the Automotive Experience Electronics' HomeLink® product line, a fiscal 2014 discrete non-cash tax charge of $180 million related to the repatriation of foreign cash associated with the divestiture of the Electronics business and $80 million of divestiture related losses recorded in fiscal 2014, partially offset by a fiscal 2013 tax charge of $210 million related to foreign undistributed earnings of the non-U.S. subsidiaries related to the Electronics business.

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income from Continuing Operations Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2014	2013	Change
Income from continuing operations attributable to noncontrolling interests	$120	$114	5%

The increase in income from continuing operations attributable to noncontrolling interests for fiscal 2014 was primarily due to higher income at certain Automotive Experience and Building Efficiency partially-owned affiliates, partially offset by lower income at certain Power Solutions partially-owned affiliates and the effects of an increase in ownership percentage in a Power Solutions partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Year Ended September 30,
(in millions)	2014	2013	Change
Net income attributable to Johnson Controls, Inc.	$1,215	$1,178	3%

The increase in net income attributable to Johnson Controls, Inc. was primarily due to lower restructuring and impairment costs, a decrease in the income tax provision and higher gross profit, partially offset by higher selling, general and administrative expenses, a loss from discontinued operations, and a loss on business divestitures. Fiscal 2014 diluted earnings per share attributable to Johnson Controls, Inc. was $1.80 compared to $1.71 in fiscal 2013.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales for the Year Ended September 30,			Segment Income for the Year Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
North America Systems and Service	$4,336	$4,492	-3%	$455	$506	-10%
Global Workplace Solutions	4,079	4,265	-4%	95	113	-16%
Asia	2,069	2,022	2%	336	277	21%
Other	3,680	3,812	-3%	44	88	-50%
	$14,164	$14,591	-3%	$930	$984	-5%

Net Sales:

•
The decrease in North America Systems and Service was due to lower volumes of equipment, controls systems and energy solutions ($132 million), and the unfavorable impact of foreign currency translation ($24 million).

•
The decrease in Global Workplace Solutions was due to lost customer accounts and lower project work ($264 million), partially offset by incremental sales from a prior year business acquisition ($66 million) and the favorable impact of foreign currency translation ($12 million).

•
The increase in Asia was due to higher volumes of equipment and controls systems ($74 million), and higher service volumes ($24 million), partially offset by the unfavorable impact of foreign currency translation ($51 million).

•
The decrease in Other was due to lower volumes related to a prior period business divestiture ($225 million), and lower volumes in the Middle East ($156 million), Latin America ($58 million) and Europe ($28 million), partially offset by incremental sales related to a business acquisition ($276 million), higher volumes in unitary products ($44 million) and other businesses ($9 million), and the favorable impact of foreign currency translation ($6 million).

Segment Income:

•
The decrease in North America Systems and Service was due to unfavorable mix and margin rates ($116 million), lower volumes ($26 million), a prior year pension settlement gain ($12 million), net unfavorable current year contract related charges ($9 million), the unfavorable impact of foreign currency translation ($3 million) and a current year pension settlement loss ($3 million), partially offset by lower selling, general and administrative expenses ($118 million).

•
The decrease in Global Workplace Solutions was due to the indemnification of certain costs associated with a previously divested business ($25 million), a prior year pension curtailment gain resulting from a lost contract net of other contract losses ($24 million), a prior year pension settlement gain ($14 million), lower volumes ($13 million) and a current year pension settlement loss ($4 million), partially offset by lower selling, general and administrative expenses ($46 million), and favorable margin rates ($16 million).

•
The increase in Asia was due to higher volumes ($29 million), favorable margin rates ($19 million) and a gain on acquisition of partially-owned affiliates ($19 million), partially offset by the unfavorable impact of foreign currency translation ($7 million), and higher selling, general and administrative expenses ($1 million).

•
The decrease in Other was due to net unfavorable current year contract related charges in the Middle East ($50 million), lower volumes ($40 million), acquisition related costs ($27 million), lower equity income ($12 million) and a prior year pension settlement gain ($2 million), partially offset by lower selling, general and administrative expenses ($27 million), a prior year loss on business divestiture including transaction costs ($22 million), incremental operating income due to a business acquisition ($20 million), favorable margin rates ($8 million), net unfavorable prior year contract related charges ($7 million) and higher operating income related to a prior year business divestiture ($3 million).

Automotive Experience

	Net Sales for the Year Ended September 30,			Segment Income (Loss) for the Year Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Seating	$17,531	$16,285	8%	$880	$710	24%
Interiors	4,501	4,176	8%	6	(12)	*
	$22,032	$20,461	8%	$886	$698	27%
* Measure not meaningful

Net Sales:

•
The increase in Seating was due to higher volumes ($1.0 billion), incremental sales related to business acquisitions ($139 million), favorable sales mix ($115 million) and the favorable impact of foreign currency translation ($44 million), partially offset by lower volumes due to a prior year business divestiture ($53 million), and net unfavorable pricing and commercial settlements ($25 million).

•
The increase in Interiors was due to higher volumes ($346 million), net favorable pricing and commercial settlements ($79 million), and the favorable impact of foreign currency translation ($43 million), partially offset by lower volumes related to business divestitures ($134 million) and unfavorable sales mix ($9 million).

Segment Income:

•
The increase in Seating was due to higher volumes ($185 million), lower operating costs ($130 million), lower purchasing costs ($88 million), higher equity income ($71 million), prior year distressed supplier costs ($21 million), lower engineering expenses ($20 million), incremental operating income due to business acquisitions ($9 million) and the favorable impact of foreign currency translation ($4 million), partially offset by prior year gains on acquisitions of partially-owned affiliates ($106 million), higher selling, general and administrative expenses ($80 million), net unfavorable pricing and commercial settlements ($58 million), unfavorable mix ($51 million), a prior year gain on business divestiture ($29 million), a prior year pension settlement gain ($21 million), lower operating income due to a prior year business divestiture ($9 million) and a current year pension settlement loss ($4 million).

•
The increase in Interiors was due to higher volumes ($69 million), lower operating costs ($50 million), higher equity income ($19 million) and lower purchasing costs ($6 million), partially offset by a net loss on business divestitures ($86 million), lower operating income due to a business divestiture ($15 million), unfavorable mix ($10 million), net unfavorable pricing and commercial settlements ($8 million), a prior year pension settlement gain ($4 million), higher engineering expenses ($2 million) and a current year pension settlement loss ($1 million).

Power Solutions

	Year Ended September 30,
(in millions)	2014	2013	Change
Net sales	$6,632	$6,358	4%
Segment income	1,061	1,004	6%

•
Net sales increased due to incremental sales related to a business acquisition ($141 million), higher sales volumes ($74 million), favorable pricing and product mix ($48 million), and the favorable impact of foreign currency translation ($30 million), partially offset by the impact of lower lead costs on pricing ($19 million).

•
Segment income increased due to favorable product mix including lead acquisition costs and battery cores ($81 million), lower operating costs ($54 million), higher volumes ($21 million), a gain on acquisition of a partially-owned affiliate ($19 million), incremental operating income related to a business acquisition ($14 million) and the favorable impact of foreign currency translation ($3 million), partially offset by higher selling, general and administrative expenses ($54 million), prior year favorable legal settlements ($20 million), higher transportation costs ($20 million), a prior year change in asset retirement obligations ($17 million), a prior year pension settlement gain ($16 million), a current year pension settlement loss ($4 million) and lower equity income ($4 million).

FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012

Net Sales

	Year Ended September 30,
(in millions)	2013	2012	Change
Net sales	$41,410	$40,604	2%

The increase in consolidated net sales was due to higher sales in the Automotive Experience business ($616 million) and Power Solutions business ($459 million), partially offset by the unfavorable impact of foreign currency translation ($234 million) and lower sales in the Building Efficiency business ($35 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 3% as compared to fiscal 2012. The favorable impacts of higher Automotive Experience volumes in North America and Europe, higher global battery shipments and improved pricing in the Power Solutions business, and improved market conditions in the North America residential market were partially offset by softness in global building demand. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2013	2012	Change
Cost of sales	$34,945	$34,767	1%
Gross profit	6,465	5,837	11%
% of sales	15.6%	14.4%

The increase in total cost of sales year over year corresponds to the sales growth noted above, with gross profit as a percentage of sales increasing by 120 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes and lower purchasing costs, partially offset by higher operating costs, and net unfavorable commercial settlements and pricing. The Power Solutions business experienced favorable pricing and product mix, higher volumes and increased benefits of vertical integration including the incremental contribution of the Company's battery recycling facility. Gross profit in the Building Efficiency business experienced favorable margin rates, and benefited year over year from improved labor utilization and pricing initiatives. Foreign currency translation had a favorable impact on cost of sales of approximately $205 million. Net mark-to-market adjustments on pension and postretirement plans had a net favorable year over year impact on cost of sales of $216 million ($184 million gain in fiscal 2013 compared to a $32 million charge in fiscal 2012) primarily due to an increase in year over year discount rates and favorable asset return experience, partially offset by assumption changes for certain non-U.S. plans. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2013	2012	Change
Selling, general and administrative expenses	$3,780	$4,311	-12%
% of sales	9.1%	10.6%

Selling, general and administrative expenses (SG&A) decreased by $531 million year over year, and SG&A as a percentage of sales decreased by 150 basis points. The favorable impact of net mark-to-market adjustments on pension and postretirement plans in SG&A increased year over year by $634 million ($221 million gain in fiscal 2013 compared to a $413 million charge in fiscal 2012) primarily due to an increase in year over year discount rates and favorable asset return experience, partially offset by assumption changes for certain non-U.S. plans. In addition, a pension settlement gain recorded in the fourth quarter of fiscal 2013 related to a lump-sum buyout of deferred vested participants in the U.S. pension plan had a favorable impact on SG&A of $69 million. Power Solutions business SG&A decreased primarily due to favorable legal settlements and a fiscal 2012 impairment of an equity investment, partially offset by higher employee related expenses. Automotive Experience business SG&A increased primarily due to higher engineering and employee related expenses. Building Efficiency business SG&A increased primarily due to higher employee related expenses, partially offset by cost reduction programs and a fiscal 2013 pension curtailment gain resulting from a lost Global Workplace Solutions contract. Foreign currency translation had a favorable impact on SG&A of $17 million. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Gain on Business Divestitures - Net

	Year Ended September 30,
(in millions)	2013	2012	Change
Gain on business divestitures - net	$7	$40	-83%

Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for information on the gain on business divestitures - net.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2013	2012	Change
Restructuring and impairment costs	$957	$287	*
* Measure not meaningful

Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for information on the restructuring and impairment costs.

Net Financing Charges

	Year Ended September 30,
(in millions)	2013	2012	Change
Net financing charges	$247	$231	7%

The increase in net financing charges was primarily due to higher interest expense as a result of higher debt levels during fiscal 2013 as compared to fiscal 2012.

Equity Income

	Year Ended September 30,
(in millions)	2013	2012	Change
Equity income	$399	$338	18%

The increase in equity income was primarily due to gains on acquisitions of partially-owned affiliates in the Automotive Experience business ($106 million), partially offset by a fiscal 2012 redemption of a warrant for an existing partially-owned affiliate in the Power Solutions business ($25 million), a fiscal 2012 equity interest gain in the Automotive Experience business ($15 million) and a fiscal 2012 equity interest gain on acquisition of a partially-owned affiliate in the Power Solutions business ($9 million). Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2013	2012	Change
Income tax provision	$696	$161	*
* Measure not meaningful

The effective rate is above the U.S. statutory rate for fiscal 2013 primarily due to significant restructuring and impairment costs and valuation allowance and uncertain tax position adjustments, partially offset by favorable tax audit resolutions, the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate. The effective rate is below the U.S. statutory rate for fiscal 2012 primarily due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

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

In fiscal 2012, the Company recorded an overall increase to its valuation allowances of $47 million primarily due to a discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2012, the Company determined that it was more likely than not that deferred tax assets within Power Solutions in China would not be realized. Therefore, the Company recorded a $35 million valuation allowance as income tax expense in the three month period ended September 30, 2012.

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

Other Tax Matters

During fiscal 2013 and 2012, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to our current tax position in these jurisdictions and the underlying tax basis in the impaired assets, thus causing $229 million and $78 million incremental tax expense in fiscal 2013 and 2012, respectively.

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

Income From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2013	2012	Change
Income from discontinued operations, net of tax	$101	$85	19%

The increase in income from discontinued operations, net of tax, was primarily due to a gain, net of tax, of $257 million related to the fiscal 2013 sale of the Automotive Experience Electronics' HomeLink® product line, partially offset by a fiscal 2013 tax charge of $210 million related to foreign undistributed earnings of the non-U.S. subsidiaries primarily related to the Electronics business, and higher selling, general and administrative expenses.

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income from Continuing Operations Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2013	2012	Change
Income from continuing operations attributable to noncontrolling interests	$114	$126	-10%

The decrease in income attributable to noncontrolling interests was primarily due to the effects of an increase in the Company's ownership percentage in an Automotive Experience partially-owned affiliate.

Net Income Attributable to Johnson Controls, Inc.

	Year Ended September 30,
(in millions)	2013	2012	Change
Net income attributable to Johnson Controls, Inc.	$1,178	$1,184	-1%

The decrease in net income attributable to Johnson Controls, Inc. was primarily due to higher restructuring and impairment costs, higher net financing charges, an increase in the income tax provision and the unfavorable impact of foreign currency translation, partially offset by higher gross profit, lower selling, general and administrative expenses, incremental gains on business divestitures net of transaction costs, higher equity income and lower income attributable to noncontrolling interests. Fiscal 2013 diluted earnings per share attributable to Johnson Controls, Inc. was $1.71 compared to $1.72 in fiscal 2012.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales for the Year Ended September 30,			Segment Income for the Year Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
North America Systems and Service	$4,492	$4,534	-1%	$506	$449	13%
Global Workplace Solutions	4,265	4,294	-1%	113	51	*
Asia	2,022	1,987	2%	277	266	4%
Other	3,812	3,900	-2%	88	140	-37%
	$14,591	$14,715	-1%	$984	$906	9%
* Measure not meaningful

Net Sales:

•
The decrease in North America Systems and Service was due to a reduction in truck-based volumes ($46 million), lower volumes of equipment and controls systems ($25 million), and the unfavorable impact of foreign currency translation ($3 million), partially offset by higher energy solutions volumes ($32 million).

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

•
The decrease in Other was due to fiscal 2012 divestitures ($67 million), lower volumes in the Middle East ($64 million) and Europe ($54 million), and the unfavorable impact of foreign currency translation ($18 million), partially offset by higher volumes in unitary products ($66 million), Latin America ($23 million) and other businesses ($26 million).

Segment Income:

•
The increase in North America Systems and Service was due to favorable mix and margin rates ($87 million), a pension settlement gain ($12 million) and a fiscal 2012 loss on business divestitures ($3 million), partially offset by higher selling, general and administrative expenses ($24 million), and lower volumes ($21 million).

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

•
The decrease in Other was due to fiscal 2012 gains on business divestitures net of transaction costs ($43 million), a fiscal 2013 loss on business divestiture including transaction costs ($22 million), higher selling, general and administrative expenses ($21 million), lower operating income due to fiscal 2012 divestitures ($11 million), contract related charges ($7 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by favorable margin rates ($49 million), higher equity income ($3 million) and a pension settlement gain ($2 million).

Automotive Experience

	Net Sales for the Year Ended September 30,			Segment Income (Loss) for the Year Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Seating	$16,285	$15,854	3%	$710	$683	4%
Interiors	4,176	4,129	1%	(12)	(23)	-48%
	$20,461	$19,983	2%	$698	$660	6%

Net Sales:

•
The increase in Seating was due to higher volumes to the Company's major OEM customers ($407 million), incremental sales due to business acquisitions ($89 million), favorable sales mix ($75 million), and the fiscal 2012 negative impact of the flooding in Thailand and related events ($25 million), partially offset by the unfavorable impact of foreign currency translation ($147 million) and lower volumes due to a business divestiture ($18 million).

•	The increase in Interiors was due to higher volumes to the Company's major OEM customers ($38 million) and the favorable impact of foreign currency translation ($9 million).

Segment Income:

•
The increase in Seating was due to gains on acquisitions of partially-owned affiliates ($106 million), higher volumes ($76 million), lower purchasing costs ($54 million), a gain on business divestiture ($29 million), a pension settlement gain ($21 million), the fiscal 2012 negative impact of the flooding in Thailand and related events ($6 million), and incremental operating income due to a business acquisition ($4 million), partially offset by net unfavorable pricing and commercial settlements ($63 million), higher selling, general and administrative expenses ($61 million), unfavorable mix ($42 million), higher operating costs ($29 million), distressed supplier costs ($21 million), higher engineering and launch costs ($17 million), lower equity income including a fiscal 2012 equity interest gain ($14 million), litigation charges ($10 million), the unfavorable impact of foreign currency translation ($7 million) and lower operating income due to a business divestiture ($5 million).

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

Power Solutions

	Year Ended September 30,
(in millions)	2013	2012	Change
Net sales	$6,358	$5,906	8%
Segment income	1,004	783	28%

•
Net sales increased due to favorable pricing and product mix ($223 million), higher sales volumes ($172 million) and the impact of higher lead costs on pricing ($64 million), partially offset by the unfavorable impact of foreign currency translation ($7 million).

•
Segment income increased due to favorable product mix including lead acquisition costs and battery cores ($187 million), higher volumes ($29 million), favorable legal settlements ($20 million), a pension settlement gain ($16 million), a fiscal 2012 impairment of an equity investment ($14 million), change in asset retirement obligations ($7 million) and higher equity income ($2 million), partially offset by a fiscal 2012 gain on redemption of a warrant for an existing partially-owned affiliate ($25 million), higher selling, general and administrative expenses ($15 million), a fiscal 2012 gain on acquisition of a partially-owned affiliate ($9 million), higher net operating and transportation costs ($4 million), and the unfavorable impact of foreign currency translation ($1 million).

GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS

Goodwill at September 30, 2014 was $7.1 billion, $538 million higher than the prior year. The increase was primarily due to the business acquisitions in the Building Efficiency Other and Power Solutions segments, partially offset by the reclassification of goodwill as assets held for sale for the Building Efficiency Global Workplace Solutions segment and impairment in the Building Efficiency Other segment, as discussed below.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

During fiscal 2014, as a result of recent operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Other - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Other - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Other - Latin America reporting unit has no remaining goodwill at September 30, 2014.

The Company's impairment testing in the fourth quarter of fiscal 2014 indicated that the estimated fair value of the Building Efficiency Other - Middle East reporting unit exceeded its corresponding carrying amount including goodwill by approximately 9%. Accordingly, the Company has not recognized any impairment of goodwill associated with this reporting unit, which as of September 30, 2014 had a goodwill balance of $85 million. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge. Except as described above, no other reporting units were determined to be at risk of failing step one of the goodwill impairment test as the impairment testing performed indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill at September 30, 2014, 2013 and 2012.

During fiscal 2013, based on a combination of factors, including the recent operating results of the Automotive Experience Interiors business, restrictions on future capital and restructuring funding, and the Company's announced intention to explore strategic options related to this business, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2013. As a result, the Company concluded that the carrying value of the Interiors reporting unit exceeded its fair value as of September 30, 2013. The Company recorded a goodwill impairment charge of $430 million in the fourth quarter of fiscal 2013, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment tests were the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. The impairment charges are non-cash expenses recorded within restructuring and impairment costs on the consolidated statements of income and did not adversely affect the Company's debt position, cash flow, liquidity or compliance with financial covenants.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed at September 30, 2014, 2013 and 2012, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

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

In the third and fourth quarters of fiscal 2014, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2014. In addition, in the fourth quarter of fiscal 2014, the Company concluded that it had a triggering event requiring assessment of impairment of long-lived assets held by the Building Efficiency Other - Latin America reporting unit due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $91 million impairment charge within restructuring and impairment costs on the consolidated statement of income, of which $45 million was recorded in the third quarter and $46 million in the fourth quarter of fiscal 2014. Of the total impairment charge, $45 million related to the Automotive Experience Interiors segment, $34 million related to the Building Efficiency Other segment, $7 million related to the Automotive Experience Seating segment and $5 million related to corporate assets. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 3, "Discontinued Operations," and Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second, third and fourth quarters of fiscal 2013, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2013. In addition, in the fourth quarter of fiscal 2013, the Company concluded that it had a triggering event requiring assessment of impairment for the long-lived assets held by the Automotive Experience Interiors segment due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $156 million impairment charge within restructuring and impairment costs on the consolidated statement of income, of which $13 million was recorded in the second quarter, $36 million in the third quarter and $107 million in the fourth quarter of fiscal 2013. Of the total impairment charge, $57 million related to the Automotive Experience Interiors segment, $40 million related to the Building Efficiency Other segment, $22 million related to the Automotive Experience Seating segment, $18 million related to the Power Solutions segment, $12 million related to corporate assets and $7 million related to various segments within the Building Efficiency business. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the third and fourth quarters of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2012. In addition, in the fourth quarter of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets due to volume declines in the European automotive markets. As a result, the Company reviewed the long-lived assets for impairment and recorded a $39 million impairment charge within restructuring and impairment costs on the consolidated statement of income, of which $3 million was recorded in the third quarter and $36 million in the fourth quarter of fiscal 2012. Of the total impairment charge, $14 million related to the Power Solutions segment, $11 million related to the Automotive Experience Interiors segment, $4 million related to the Building Efficiency Other segment and $10 million related to corporate assets. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

Investments in partially-owned affiliates ("affiliates") at September 30, 2014 were $1.0 billion, $6 million lower than the prior year. The decrease was primarily due to acquisitions of the controlling interest in formerly unconsolidated Building Efficiency and Power Solutions affiliates, partially offset by positive earnings at certain Automotive Experience affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2014	September 30, 2013
(in millions)			Change
Current assets	$13,107	$13,698
Current liabilities	(11,694)	(12,117)
	1,413	1,581	-11%

Less: Cash	409	1,055
Add: Short-term debt	183	119
Add: Current portion of long-term debt	140	819
Less: Assets held for sale	2,157	804
Add: Liabilities held for sale	1,801	402
Working capital	$971	$1,062	-9%

Accounts receivable	5,871	7,206	-19%
Inventories	2,477	2,325	7%
Accounts payable	5,270	6,318	-17%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
Excluding the impact of amounts classified as held for sale, the decrease in working capital at September 30, 2014 as compared to September 30, 2013 was primarily due to higher accounts payable and an increase in other current liabilities related to accrued income taxes, partially offset by higher inventory levels.

•
The Company’s days sales in accounts receivable at September 30, 2014 were 54, a slight increase from 51 at September 30, 2013. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the year ended September 30, 2014 were lower than the comparable period ended September 30, 2013 primarily due to higher inventory production to meet higher sales levels.

•	Days in accounts payable at September 30, 2014 were 74, a slight increase from 72 at September 30, 2013.

Cash Flows

	Year Ended September 30,
(in millions)	2014	2013
Cash provided by operating activities	$2,395	$2,686
Cash used by investing activities	(2,593)	(580)
Cash used by financing activities	(412)	(1,214)
Capital expenditures	(1,199)	(1,377)

•
The decrease in cash provided by operating activities was primarily due to unfavorable changes in accounts payable and accrued liabilities, unfavorable changes in inventories, higher income tax payments and higher pension and postretirement contributions, partially offset by favorable changes in accounts receivable.

•
The increase in cash used by investing activities was primarily due to cash paid for the ADT acquisition and lower cash received from business divestitures, partially offset by lower capital expenditures.

•
The decrease in cash used by financing activities was primarily due to an increase in long-term debt incurred to finance the acquisition of ADT, partially offset by current year stock repurchases and higher debt repayments. Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further discussion on debt issuances and debt levels.

•	The decrease in capital expenditures in the current year is primarily related to prior year capacity expansion and vertical integration efforts in the Power Solutions business.

Capitalization

	September 30, 2014	September 30, 2013
(in millions)			Change
Short-term debt	$183	$119
Current portion of long-term debt	140	819
Long-term debt	6,357	4,560
Total debt	$6,680	$5,498	21%

Shareholders’ equity attributable to Johnson Controls, Inc.	11,311	12,314	-8%
Total capitalization	$17,991	$17,812	1%

Total debt as a % of total capitalization	37%	31%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At September 30, 2014, a 100 million euro revolving credit facility, two 50 million euro revolving credit facilities, and a 37 million euro revolving credit facility expired. The Company entered into a new 100 million euro revolving credit facility scheduled to expire in August 2015 and two new 50 million euro credit facilities scheduled to expire in August and September 2015, respectively. The Company also entered into a new 37 million euro credit facility scheduled to expire in September 2015. There were no draws on the facilities in fiscal 2014.

•
At September 30, 2014, a $50 million revolving credit facility expired. The Company entered into a new $50 million revolving credit facility scheduled to expire in September 2015. There were no draws on this facility during fiscal 2014.

•
In September 2014, the Company retired a $500 million, floating rate term loan plus accrued interest that matured in September 2014. The Company also retired a $150 million, floating rate term loan plus accrued interest initially scheduled to mature in January 2015.

•
In June 2014, the Company issued $300 million aggregate principal amount of 1.4% senior unsecured fixed rate notes due in fiscal 2018, $500 million aggregate principal amount of 3.625% senior unsecured fixed rate notes due in fiscal 2024,

$450 million aggregate principal amount of 4.625% senior unsecured fixed rate notes due in fiscal 2044 and $450 million aggregate principal amount of 4.95% senior unsecured fixed rate notes due in fiscal 2064. Aggregate net proceeds of $1.7 billion from the issuance were used to finance the acquisition of ADT and for other general corporate purposes. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for further information regarding the ADT acquisition.

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

•
In January 2014, the Company entered into a one-year, $150 million, floating rate term loan scheduled to mature in January 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid during the quarter ended September 2014.

•
In November 2013 and December 2013, a $35 million and $100 million committed revolving credit facility expired, respectively. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2014 and a new $100 million committed revolving credit facility scheduled to expire in December 2014. As of September 30, 2014, there were no draws on either facility.

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

•	In November 2012, the Company retired $100 million in principal amount, plus accrued interest, of its 5.8% fixed rate notes that matured November 2012.

•	The Company also selectively makes use of short-term credit lines. The Company estimates that, as of September 30, 2014, it could borrow up to $1.8 billion on committed credit lines.

•
The Company believes its capital resources and liquidity position at September 30, 2014 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2015 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of September 30, 2014. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2014, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.6 billion and there was a maximum of $279 million of liens and pledges outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

A summary of the Company’s significant contractual obligations as of September 30, 2014 is as follows (in millions):

	Total	2015	2016-2017	2018-2019	2020 and Beyond
Contractual Obligations
Long-term debt (including capital lease obligations)*	$6,497	$140	$1,688	$700	$3,969
Interest on long-term debt (including capital lease obligations)*	4,045	269	440	380	2,956
Operating leases	975	294	389	187	105
Purchase obligations	2,418	1,891	412	94	21
Pension and postretirement contributions	347	76	41	45	185
Interest rate swaps*	3	—	2	1	—
Total contractual cash obligations	$14,285	$2,670	$2,972	$1,407	$7,236

* See "Capitalization" for additional information related to the Company's long-term debt. The Company's outstanding interest rate swaps in an asset position are not included in the table at September 30, 2014, which indicates the Company was in a net position of receiving cash under such swaps.

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

The Company’s Building Efficiency business also sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force," the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. In order to estimate relative selling price, market data and transfer price studies are utilized. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2014, 2013 and 2012.

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

Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2014, 2013 and 2012.

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

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s discount rate on U.S. plans was 4.35% and 4.90% at September 30, 2014 and 2013, respectively. The Company’s weighted average discount rate on non-U.S. plans was 3.00% and 3.60% at September 30, 2014 and 2013, respectively.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 47% of the plans’ assets are invested in fixed income securities and 33% in equity securities, with the remainder primarily invested in alternative investments. For the years ending September 30, 2014 and 2013, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 8.00%. The actual rate of return on U.S. pension plans was above 8.00% in fiscal 2014 and 2013. For the years ending September 30, 2014 and 2013, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 4.75% and 4.55%, respectively. The actual rate of return on non-U.S. pension plans was above 4.75% in fiscal 2014 and above 4.55% in fiscal 2013. For the years ending September 30, 2014 and 2013, the Company’s weighted average expected long-term return on postretirement plan assets was 5.80%. The actual rate of return on postretirement plan assets approximated 5.80% in fiscal 2014 and 2013.

Beginning in fiscal 2015, the Company believes the long-term rate of return will approximate 7.50%, 4.40% and 5.75% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2014, total employer and employee contributions to the defined benefit pension plans were $164 million, of which $84 million were voluntary contributions made by the Company. The Company expects to contribute approximately $64 million in cash to its defined benefit pension plans in fiscal 2015. In fiscal 2014, total employer and employee contributions to the postretirement plans were $8 million, of which $6 million were voluntary contributions made by the Company. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2015.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. At September 30, 2014, the Company had recorded $319 million of warranty reserves, including extended warranties for which deferred revenue is recorded. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates.

Refer to Note 7, "Product Warranties," of the notes to consolidated financial statements for disclosure of the Company's product warranty liabilities.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which realization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2014, the Company had a valuation allowance of $1,285 million, of which $974 million relates to federal net operating loss carryforwards primarily in Brazil, France, Germany and Spain, for which sustainable taxable income has not been demonstrated, and $311 million for other deferred tax assets.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. At September 30, 2014, the Company had unrecognized tax benefits of $1,655 million.

The Company does not generally provide additional U.S. income taxes on undistributed earnings of non-U.S. consolidated subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. However, the Company did provide incremental income tax expense on the undistributed earnings of certain non-U.S. subsidiaries that have assets held for sale or are themselves held for sale at September 30, 2014. Refer to "Capitalization" within the "Liquidity and Capital Resources" section for discussion of domestic and foreign cash projections.

Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for the Company's income tax disclosures.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU No. 2014-09 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption not permitted. The Company is currently assessing the impact adoption of this guidance may have on its consolidated financial statements.

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

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment (CTA) into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. Additionally, ASU No. 2013-05 states that CTA should be released into net income upon an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). ASU No. 2013-05 was early adopted by the Company in the quarter ended September 30, 2014. The adoption of this guidance did not have a significant impact on the Company's consolidated financial condition or results of operations.

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

RISK MANAGEMENT

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, interest rates and stock-based compensation. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All other derivatives not designated as hedging instruments under ASC 815, "Derivatives and Hedging," are revalued in the consolidated statements of income.

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

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. At September 30, 2014, all outstanding interest rate swaps qualify for the long-haul method. The Company assesses retrospective and prospective effectiveness and records any measured ineffectiveness in the consolidated statements of income on a monthly basis.

Equity swaps and any other derivative instruments not designated as hedging instruments under ASC 815 require no assessment of effectiveness.

A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements, and further disclosure relating to derivatives and hedging activities is included in Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements.

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

The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. The Company primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. The Company also selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contacts, which are designated as cash flow hedges in accordance with ASC 815.

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

At September 30, 2014 and 2013, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $210 million and $104 million, respectively.

Interest Rates

The Company uses interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, these outstanding swaps qualify and are designated as fair value hedges. The Company had thirteen interest rate swaps totaling $1.8 billion outstanding at September 30, 2014 and ten interest rates swaps totaling $1.4 billion outstanding at September 30, 2013. A 10% increase in the average cost of the Company’s variable rate debt would have resulted in an unfavorable change in pre-tax interest expense of approximately $7 million and $6 million for the year ended September 30, 2014 and 2013, respectively.

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

The Company has expended substantial resources globally, both financial and managerial, to comply with applicable environmental laws and worker safety laws and to protect the environment and workers. The Company believes it is in substantial compliance with such laws and maintains procedures designed to foster and ensure compliance. However, the Company has been, and in the future may become, the subject of formal or informal enforcement actions or proceedings regarding noncompliance with such laws or the remediation of Company-related substances released into the environment. Such matters typically are resolved with regulatory authorities through commitments to compliance, abatement or remediation programs and in some cases payment of penalties. Historically, neither such commitments nor penalties imposed on the Company have been material.

Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2014 related solely to environmental compliance were not material. Reserves for environmental liabilities totaled $24 million and $25 million at September 30, 2014 and 2013, respectively. A charge to income is recorded when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2014 and 2013, the Company recorded conditional asset retirement obligations of $52 million and $56 million, respectively.

Additionally, the Company is involved in a number of product liability and various other casualty lawsuits incident to the operation of its businesses. The Company maintains insurance coverages and records estimated costs for claims and suits of this nature. It is management’s opinion that none of these will have a materially adverse effect on the Company’s financial position, results of operations or cash flows (see Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements). Costs related to such matters were not material to the periods presented.

QUARTERLY FINANCIAL DATA

Previously reported quarterly amounts have been revised to reflect the retrospective application of the classification of the Automotive Experience Electronics segment as a discontinued operation. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for additional details.

(in millions, except per share data) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2014
Net sales	$10,574	$10,463	$10,812	$10,979	$42,828
Gross profit	1,576	1,546	1,663	1,842	6,627
Net income (1)	502	291	196	346	1,335
Net income attributable to Johnson Controls, Inc.	469	261	176	309	1,215
Earnings per share (3)
Basic	0.70	0.39	0.26	0.46	1.82
Diluted	0.69	0.39	0.26	0.46	1.80

2013
Net sales	$10,109	$10,102	$10,499	$10,700	$41,410
Gross profit	1,436	1,440	1,564	2,025	6,465
Net income (2)	388	193	572	139	1,292
Net income attributable to Johnson Controls, Inc.	359	164	550	105	1,178
Earnings per share
Basic	0.53	0.24	0.80	0.15	1.72
Diluted	0.52	0.24	0.80	0.15	1.71

(1)
The fiscal 2014 third quarter net income includes $162 million of significant restructuring and impairment costs, an $120 million loss on business divestitures, divestiture-related losses of $80 million within discontinued operations and $20 million for transaction/integration costs. The fiscal 2014 fourth quarter net income includes $162 million of significant restructuring and impairment costs, $274 million of net mark-to-market losses on pension and postretirement plans, a $16 million pension settlement loss and $23 million for transaction/integration costs. The preceding amounts are stated on a pre-tax basis.

(2)
The fiscal 2013 second quarter net income includes $84 million of significant restructuring and impairment costs and an $82 million gain on acquisition of a partially-owned affiliate in India in the Automotive Experience Seating segment. The fiscal 2013 third quarter net income includes $143 million of significant restructuring and impairment costs and a $29 million gain on business divestitures in the Automotive Experience Seating segment. The fiscal 2013 fourth quarter net income includes $730 million of significant restructuring and impairment costs, a $476 million gain on divestiture of the HomeLink® product line net of transaction costs within discontinued operations, $405 million of net mark-to-market gains on pension and postretirement plans, a $69 million pension settlement gain, $28 million of restructuring costs within discontinued operations and a $22 million loss on business divestiture including transaction costs in the Building Efficiency Other segment. The preceding amounts are stated on a pre-tax basis.

(3)	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Air Distribution Technologies, Inc. (ADT) from its assessment of internal control over financial reporting as of September 30, 2014 because ADT was acquired by the Company in June 2014. We have also excluded ADT from our audit of internal control over financial reporting. ADT is a wholly-owned subsidiary whose total assets and total revenues excluded from management's assessment and our audit represent 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2014.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 19, 2014

Johnson Controls, Inc.
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2014	2013	2012
Net sales
Products and systems*	$34,978	$33,092	$32,210
Services*	7,850	8,318	8,394
	42,828	41,410	40,604
Cost of sales
Products and systems*	29,910	28,189	27,869
Services*	6,291	6,756	6,898
	36,201	34,945	34,767

Gross profit	6,627	6,465	5,837

Selling, general and administrative expenses	(4,308)	(3,780)	(4,311)
Gain (loss) on business divestitures - net	(111)	7	40
Restructuring and impairment costs	(324)	(957)	(287)
Net financing charges	(244)	(247)	(231)
Equity income	395	399	338

Income from continuing operations before income taxes	2,035	1,887	1,386

Income tax provision	482	696	161

Income from continuing operations	1,553	1,191	1,225

Income (loss) from discontinued operations, net of tax (Note 3)	(218)	101	85

Net income	1,335	1,292	1,310

Income from continuing operations attributable to noncontrolling interests	120	114	126

Net income attributable to Johnson Controls, Inc.	$1,215	$1,178	$1,184

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income from continuing operations	$1,433	$1,077	$1,099
Income (loss) from discontinued operations	(218)	101	85
Net income	$1,215	$1,178	$1,184

Basic earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$2.15	$1.58	$1.61
Discontinued operations	(0.33)	0.15	0.12
Net income **	$1.82	$1.72	$1.74

Diluted earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$2.12	$1.56	$1.60
Discontinued operations	(0.32)	0.15	0.12
Net income	$1.80	$1.71	$1.72

*
Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical and Global Workplace Solutions.

**	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the financial statements.
Johnson Controls, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2014	2013	2012

Net income	$1,335	$1,292	$1,310

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(642)	(20)	(222)
Realized and unrealized gains (losses) on derivatives	(3)	(5)	39
Realized and unrealized gains (losses) on marketable common stock	(7)	2	(1)
Pension and postretirement plans	(5)	(16)	(8)

Other comprehensive loss	(657)	(39)	(192)

Total comprehensive income	678	1,253	1,118

Comprehensive income attributable to noncontrolling interests	118	115	125

Comprehensive income attributable to Johnson Controls, Inc.	$560	$1,138	$993

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2014	2013

Assets

Cash and cash equivalents	$409	$1,055
Accounts receivable, less allowance for doubtful accounts of $72 and $68, respectively	5,871	7,206
Inventories	2,477	2,325
Assets held for sale	2,157	804
Other current assets	2,193	2,308
Current assets	13,107	13,698

Property, plant and equipment - net	6,314	6,585
Goodwill	7,127	6,589
Other intangible assets - net	1,639	999
Investments in partially-owned affiliates	1,018	1,024
Noncurrent assets held for sale	630	—
Other noncurrent assets	2,969	2,623
Total assets	$32,804	$31,518

Liabilities and Equity

Short-term debt	$183	$119
Current portion of long-term debt	140	819
Accounts payable	5,270	6,318
Accrued compensation and benefits	1,124	1,215
Liabilities held for sale	1,801	402
Other current liabilities	3,176	3,244
Current liabilities	11,694	12,117

Long-term debt	6,357	4,560
Pension and postretirement benefits	865	750
Other noncurrent liabilities	2,132	1,360
Long-term liabilities	9,354	6,670

Commitments and contingencies (Note 21)

Redeemable noncontrolling interests	194	157

Common stock, $1.00 par value, shares authorized: 1,800,000,000 shares issued: 2014 - 706,761,661; 2013 - 700,178,785	707	700
Capital in excess of par value	2,669	2,399
Retained earnings	9,956	9,328
Treasury stock, at cost (2014 - 41,264,918; 2013 - 15,643,146 shares)	(1,784)	(531)
Accumulated other comprehensive income	(237)	418
Shareholders’ equity attributable to Johnson Controls, Inc.	11,311	12,314
Noncontrolling interests	251	260
Total equity	11,562	12,574
Total liabilities and equity	$32,804	$31,518

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2014	2013	2012
Operating Activities
Net income attributable to Johnson Controls, Inc.	$1,215	$1,178	$1,184
Income attributable to noncontrolling interests	120	114	126
Net income	1,335	1,292	1,310
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	955	952	824
Pension and postretirement benefit expense (income)	321	(475)	479
Pension and postretirement contributions	(161)	(97)	(414)
Equity in earnings of partially-owned affiliates, net of dividends received	(153)	(86)	(138)
Deferred income taxes	(329)	273	(234)
Non-cash restructuring and impairment charges	181	586	53
Loss (gain) on divestitures - net	111	(483)	(40)
Fair value adjustment of equity investment	(38)	(106)	(12)
Equity-based compensation	82	64	56
Other	(2)	(21)	(11)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	(18)	(182)	(114)
Inventories	(311)	(97)	109
Other assets	(192)	(181)	(367)
Restructuring reserves	(31)	234	196
Accounts payable and accrued liabilities	448	691	(63)
Accrued income taxes	197	322	(75)
Cash provided by operating activities	2,395	2,686	1,559

Investing Activities
Capital expenditures	(1,199)	(1,377)	(1,831)
Sale of property, plant and equipment	79	116	58
Acquisition of businesses, net of cash acquired	(1,733)	(123)	(30)
Business divestitures	225	761	105
Changes in long-term investments	19	(10)	(100)
Other	16	53	6
Cash used by investing activities	(2,593)	(580)	(1,792)

Financing Activities
Increase (decrease) in short-term debt - net	73	(197)	(302)
Increase in long-term debt	2,001	114	1,260
Repayment of long-term debt	(833)	(490)	(36)
Stock repurchases	(1,249)	(350)	(102)
Payment of cash dividends	(568)	(513)	(477)
Proceeds from the exercise of stock options	186	254	40
Cash paid to acquire a noncontrolling interest	(5)	(64)	(115)
Other	(17)	32	(61)
Cash provided (used) by financing activities	(412)	(1,214)	207
Effect of exchange rate changes on cash and cash equivalents	(20)	(98)	34
Cash held for sale	(16)	(4)	—
Increase (decrease) in cash and cash equivalents	(646)	790	8
Cash and cash equivalents at beginning of period	1,055	265	257
Cash and cash equivalents at end of period	$409	$1,055	$265

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc.

(in millions, except per share data)	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
At September 30, 2011	$11,154	$683	$1,946	$7,950	$(74)	$649
Comprehensive income (loss)	993	—	—	1,184	—	(191)
Cash dividends Common ($0.72 per share)	(492)	—	—	(492)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	(35)	—	—	(35)	—	—
Repurchases of common stock	(102)	—	—	—	(102)	—
Other, including options exercised	107	5	101	4	(3)	—
At September 30, 2012	11,625	688	2,047	8,611	(179)	458
Comprehensive income (loss)	1,138	—	—	1,178	—	(40)
Cash dividends Common ($0.76 per share)	(520)	—	—	(520)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	59	—	—	59	—	—
Repurchases of common stock	(350)	—	—	—	(350)	—
Other, including options exercised	362	12	352	—	(2)	—
At September 30, 2013	12,314	700	2,399	9,328	(531)	418
Comprehensive income (loss)	560	—	—	1,215	—	(655)
Cash dividends Common ($0.88 per share)	(586)	—	—	(586)	—	—
Repurchases of common stock	(1,249)	—	—	—	(1,249)	—
Other, including options exercised	272	7	270	(1)	(4)	—
At September 30, 2014	$11,311	$707	$2,669	$9,956	$(1,784)	$(237)

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended September 30, 2014 and 2013, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

During the three month period ended December 31, 2011, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the years ended September 30, 2014 and 2013 was not material. The VIE is named as a co-obligor under a third party debt agreement of $168 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $57 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	September 30,
	2014	2013
Current assets	$218	$273
Noncurrent assets	138	139
Total assets	$356	$412

Current liabilities	$189	$212
Noncurrent liabilities	37	39
Total liabilities	$226	$251

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As of September 30, 2013, the Company had a 40% interest in an equity method investee whereby the investee was a VIE. The investee produces and sells lead-acid batteries of which the Company both purchases and supplies certain batteries to complement each investment partner’s portfolio. The Company had a contractual right to purchase the remaining 60% equity interest in the investee between May 2014 and May 2016 (the "call option"). If the Company did not exercise the call option prior to its expiration in May 2016, for a period of six months thereafter the Company was subject to a contractual obligation at the counterparty’s option to sell the Company’s equity investment in the investee to the counterparty (the "repurchase option"). The purchase price was fixed under both the call option and the repurchase option. Based upon the criteria set forth in ASC 810, the Company determined that the investee was a VIE as the equity holders, through their equity investments, may not participate fully in the entity’s residual economics. The Company was not the primary beneficiary as the Company did not have the power to make key operating decisions considered to be most significant to the VIE. Therefore, the investee was accounted for under the equity method of accounting as the Company’s interest exceeded 20% and the Company did not have a controlling interest. The investment balance included within investments in partially-owned affiliates in the consolidated statements of financial position at September 30, 2013 was $56 million, which represented the Company’s maximum exposure to loss. Current assets and liabilities related to the VIE were immaterial and represented normal course of business trade receivables and payables for all presented periods. In the first quarter of fiscal 2014, the Company purchased an additional 50% equity interest in the investee to bring the Company's total interest in the investee to 90%. As a result of this transaction, the fixed price call option and repurchase option no longer exist, and the Company consolidates the investee under the voting interest model. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information regarding this transaction.

As mentioned previously within the "Consolidated VIEs" section above, during the three month period ended December 31, 2011, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $59 million and $57 million at September 30, 2014 and 2013, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

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

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. See Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for fair value of financial instruments, including derivative instruments, hedging activities and long-term debt.

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

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale, noncurrent assets held for sale and liabilities held for sale in the consolidated statement of financial position. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2014 and 2013, the Company held restricted cash of approximately $4 million and $32 million, respectively, within cash and cash equivalents. These amounts primarily were collected from customers for payment of maintenance costs under contract, and withdrawals are restricted for this purpose.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2014 and 2013, the Company recorded within the consolidated statements of financial position approximately $265 million and $259 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year.

Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2014 and 2013, approximately $96 million and $99 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2014 and 2013, the Company recorded within the consolidated statements of financial position in other current assets approximately $151 million and $297 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.

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

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2014, 2013 and 2012.

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

Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2014, 2013 and 2012.

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

Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2014, 2013 and 2012.

Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $507 million and $503 million at September 30, 2014 and 2013, respectively. Billings in excess of costs and earnings related to these contracts were $363 million and $250 million at September 30, 2014 and 2013, respectively.

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

The Company’s Building Efficiency business also sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force," the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. In order to estimate relative selling price, market data and transfer price studies are utilized. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statement of income. Such expenditures for the years ended September 30, 2014, 2013 and 2012 were $792 million, $791 million and $834 million, respectively. A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2014, 2013 and 2012 were $352 million, $347 million and $426 million, respectively.

Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options and unvested restricted stock. See Note 13, "Earnings per Share," of the notes to consolidated financial statements for the calculation of earnings per share.

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction gains (losses), net of the impact of foreign currency hedges, included in net income for the years ended September 30, 2014, 2013 and 2012 were $(8) million, $(25) million and $12 million, respectively.

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

The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of the Company’s derivative instruments and hedging activities.

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

Retrospective Changes

Certain amounts as of September 30, 2014, 2013 and 2012, as described below, have been revised to conform to the current year’s presentation.

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

At March 31, 2014, the Company determined that its Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU No. 2014-09 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption not permitted. The Company is currently assessing the impact adoption of this guidance may have on its consolidated financial statements.

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

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment (CTA) into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. Additionally, ASU No. 2013-05 states that CTA should be released into net income upon an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). ASU No. 2013-05 was early adopted by the Company in the quarter ended September 30, 2014. The adoption of this guidance did not have a significant impact on the Company's consolidated financial condition or results of operations.

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

2.ACQUISITIONS AND DIVESTITURES

On June 16, 2014, the Company completed its purchase of Air Distribution Technologies, Inc. (ADT) for approximately $1.6 billion, net of cash acquired, all of which was paid as of September 30, 2014. ADT is one of the largest independent providers of air distribution and ventilation products in North America. On June 13, 2014, the Company completed a public offering of $1.7 billion aggregate principal amount of fixed rate senior notes to finance the purchase of ADT. In connection with the ADT acquisition, the Company recorded goodwill of $837 million in the Building Efficiency Other segment. The Company also recorded approximately $477 million of intangible assets that are subject to amortization, of which approximately $475 million was assigned to customer relationships with useful lives between 18 and 20 years. In addition, the Company recorded approximately $230 million of trade names that are not subject to amortization. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

Also during fiscal 2014, the Company completed four additional acquisitions for a combined purchase price, net of cash acquired, of $144 million, all of which was paid as of September 30, 2014. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $140 million. The purchase price allocations may be subsequently adjusted to reflect final valuation studies. Three of the acquisitions increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded a combined non-cash gain of $38 million in equity income to adjust the Company's existing equity investments in the partially-owned affiliates to fair value. The $38 million gain includes $19 million for the Power Solutions business and $19 million for the Building Efficiency Asia business.

On September 30, 2014, the Company announced its intention to divest its Global Workplace Solutions business. The Company has determined that the business meets the criteria to be classified as held for sale in the consolidated statement of financial position as of September 30, 2014. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's assets held for sale.

In the third quarter of fiscal 2014, the Company completed the divestiture of the Automotive Experience Interiors headliner and sun visor product lines. As part of this divestiture, the Company made a cash payment of $54 million to the buyer to fund future operational improvement initiatives. The Company recorded a pre-tax loss on divestiture, including transaction costs, of $95 million. The tax impact of the divestiture was income tax expense of $38 million due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries. There was no change in goodwill as a result of this transaction.

In the third quarter of fiscal 2014, the Company recorded a $25 million loss in the Building Efficiency Global Workplace Solutions segment related to the indemnification of certain costs associated with a divested business in 2004.

In the second quarter of fiscal 2014, the Company announced that it had reached an agreement to sell the remainder of its Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale closed on July 1, 2014. The cash proceeds from the sale were $266 million, all of which was received as of September 30, 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's discontinued operations.

In the first quarter of fiscal 2014, the Company completed one additional divestiture for a sales price of $13 million, all of which was received as of September 30, 2014. The divestiture was not material to the Company’s consolidated financial statements. In connection with the divestiture, the Company recorded a gain, net of transaction costs, of $9 million in the Automotive Experience Interiors segment. There was no change in goodwill as a result of this transaction.

During fiscal 2014, the Company adjusted the purchase price allocation of certain fiscal 2013 acquisitions and recorded additional goodwill of $2 million.

During fiscal 2013, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $123 million, all of which was paid as of September 30, 2013. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $266 million. Two of the acquisitions increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded a combined non-cash gain of $106 million in Automotive Experience Seating equity income to adjust the Company's existing equity investments in the partially-owned affiliates to fair value.

During the fourth quarter of fiscal 2013, the Company completed its divestiture of its Automotive Experience Electronics' HomeLink® product line to Gentex Corporation. The selling price was $701 million, all of which was received as of September 30, 2013. In connection with the HomeLink® product line divestiture, the Company recorded a gain, net of transaction costs, of $476 million and reduced goodwill by $177 million in the Automotive Experience Electronics business.

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

3.    DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2013, the Company completed its divestiture of its Automotive Experience Electronics' HomeLink® product line to Gentex Corporation. In the second quarter of fiscal 2014, the Company announced that it had reached a definitive agreement to sell the remainder of the Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale closed on July 1, 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the Automotive Experience Electronics segment were reflected as held for sale in the consolidated statement of financial position at September 30, 2013.

The following table summarizes the results of the Automotive Experience Electronics business, which includes the HomeLink® product line in fiscal 2013 and 2012 results, reclassified as discontinued operations for fiscal years ended September 30, 2014, 2013 and 2012 (in millions):

	Year Ended September 30,
	2014	2013	2012

Net sales	$1,027	$1,320	$1,351

Income (loss) from discontinued operations before income taxes	(8)	578	134
Provision for income taxes on discontinued operations	202	472	48
Income from discontinued operations attributable to noncontrolling interests, net of tax	8	5	1
Income (loss) from discontinued operations, net of tax	$(218)	$101	$85

For the year ended September 30, 2014, the discontinued operations before income taxes included divestiture-related losses of $80 million comprised of asset and investment impairment charges of $43 million, transaction costs of $27 million and severance obligations of $10 million. For the year ended September 30, 2013, the discontinued operations before income taxes included a $476 million gain on divestiture of the HomeLink® product line net of transaction costs and $28 million of restructuring costs.

The effective tax rate is different than the U.S. statutory rate for fiscal 2014 primarily due to second quarter discrete non-cash tax charge of $180 million related to the repatriation of foreign cash associated with the divestiture of the Electronics business and unbenefited foreign losses. The effective rate is different than the U.S. statutory rate for fiscal 2013 primarily due to the tax consequences of the sale of the HomeLink® product line, the change in our assertion over reinvestment of foreign undistributed earnings and unbenefited foreign losses. The effective rate is different than the U.S. statutory rate for fiscal 2012 primarily due to unbenefited foreign losses.

Assets and Liabilities Held for Sale

The Company has determined that certain of its businesses met the criteria to be classified as held for sale. The Automotive Experience Electronics segment and the headliner and sun visor product lines were classified as held for sale beginning September 30, 2013. The headliner and sun visor product lines and the Automotive Experience Electronics segment were sold during the third and fourth quarters of fiscal 2014, respectively; refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

The following table summarizes the carrying value of the Electronics and headliner and sun visor assets and liabilities held for sale (in millions):

September 30, 2013

Cash and cash equivalents	$4
Accounts receivable - net	197
Inventories	124
Other current assets	91
Property, plant and equipment - net	167
Goodwill	74
Other intangible assets - net	57
Investments in partially-owned affiliates	26
Other noncurrent assets	64
Assets held for sale	$804

Short-term debt	$5
Accounts payable	253
Accrued compensation and benefits	46
Other current liabilities	85
Pension and postretirement benefits	13
Liabilities held for sale	$402

Assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, in the fourth quarter of fiscal 2013, the Company recorded an impairment charge of $41 million to write down the headliner and sun visor long-lived assets to zero. Additionally, the Company recorded asset and investment impairment charges of $43 million in the third quarter of fiscal 2014 to write down the carrying value of the Electronics assets held for sale to fair value less any cost to sell. Refer to Note 17, "Impairment of Long-Lived Assets" of the notes to consolidated financial statements for further information regarding impairment charges. The headliner and sun visor product lines classified as held for sale are immaterial to the Company individually and in the aggregate, and do not constitute a distinguishable business in order to be classified as a discontinued operation.

In May 2014, the Company announced the signing of an agreement to form a global automotive interiors joint venture with Yanfeng Automotive Trim Systems. As a result, a majority of the Automotive Experience Interiors business met the criteria to be classified as held for sale. Additionally, in September 2014, the Company announced its intention to divest its Global Workplace Solutions business and has determined that the business meets the criteria to be classified as held for sale.

The following table summarizes the carrying value of the Interiors and Global Workplace Solutions assets and liabilities held for sale (in millions):

	September 30, 2014
		Global Workplace
	Interiors	Solutions	Total

Cash and cash equivalents	$—	$20	$20
Accounts receivable - net	596	723	1,319
Inventories	209	9	218
Other current assets	174	57	231
Property, plant and equipment - net	496	34	530
Goodwill	12	253	265
Other intangible assets - net	4	35	39
Investments in partially-owned affiliates	83	—	83
Other noncurrent assets	35	47	82
Assets held for sale	$1,609	$1,178	$2,787

Short-term debt	$—	$3	$3
Accounts payable	655	591	1,246
Accrued compensation and benefits	24	128	152
Other current liabilities	154	246	400
Liabilities held for sale	$833	$968	$1,801

These divestitures could result in a gain or loss on sale to the extent the ultimate selling price differs from the carrying value of the net assets recorded for each business. The Interiors business classified as held for sale does not meet the criteria to be classified as a discontinued operation at September 30, 2014 primarily due to the Company's anticipated continuing involvement in these operations following a divestiture. The Global Workplace Solutions business classified as held for sale does not meet the criteria to be classified as a discontinued operation at September 30, 2014 primarily due to the uncertainty regarding the Company's potential continuing involvement in these operations following a divestiture and the status of transaction negotiations.

4.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2014	2013

Raw materials and supplies	$1,129	$1,086
Work-in-process	398	459
Finished goods	950	780
Inventories	$2,477	$2,325

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2014	2013

Buildings and improvements	$3,254	$3,046
Machinery and equipment	7,944	8,189
Construction in progress	1,151	1,441
Land	370	374
Total property, plant and equipment	12,719	13,050
Less: accumulated depreciation	(6,405)	(6,465)
Property, plant and equipment - net	$6,314	$6,585

Interest costs capitalized during the fiscal years ended September 30, 2014, 2013 and 2012 were $28 million, $42 million and $55 million, respectively. Accumulated depreciation related to capital leases at September 30, 2014 and 2013 was $29 million and $44 million, respectively.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the fiscal years ended September 30, 2014 and 2013 were as follows (in millions):

	September 30, 2012	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2013
Building Efficiency
North America Systems and Service	$1,229	$—	$—	$—	$(1)	$1,228
Global Workplace Solutions	187	79	—	—	(9)	257
Asia	396	—	—	—	(8)	388
Other	994	—	—	—	9	1,003
Automotive Experience
Seating	2,484	187	(15)	—	3	2,659
Interiors	402	—	—	(430)	28	—
Electronics	250	—	(251)	—	1	—
Power Solutions	1,040	—	—	—	14	1,054
Total	$6,982	$266	$(266)	$(430)	$37	$6,589

	September 30, 2013	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2014
Building Efficiency
North America Systems and Service	$1,228	$—	$—	$—	$(1)	$1,227
Global Workplace Solutions	257	—	(253)	—	(4)	—
Asia	388	34	—	—	(8)	414
Other	1,003	837	—	(47)	(5)	1,788
Automotive Experience
Seating	2,659	2	—	—	(105)	2,556
Interiors	—	—	(12)	—	12	—
Power Solutions	1,054	106	—	—	(18)	1,142
Total	$6,589	$979	$(265)	$(47)	$(129)	$7,127

The fiscal 2014 Building Efficiency Global Workplace Solutions business divestitures amount includes $253 million of goodwill transferred to assets held for sale on the consolidated statement of financial position. The fiscal 2014 Automotive Experience Interiors business divestitures amount includes $12 million of goodwill transferred to noncurrent assets held for sale on the consolidated statement of financial position. The fiscal 2013 Automotive Experience Electronics business divestitures amount includes $74 million of goodwill transferred to assets held for sale on the consolidated statement of financial position. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

During fiscal 2014, as a result of recent operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Other - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Other - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Other - Latin America reporting unit has no remaining goodwill at September 30, 2014.

The Company's impairment testing in the fourth quarter of fiscal 2014 indicated that the estimated fair value of the Building Efficiency Other - Middle East reporting unit exceeded its corresponding carrying amount including goodwill by approximately 9%. Accordingly, the Company has not recognized any impairment of goodwill associated with this reporting unit, which as of September 30, 2014 had a goodwill balance of $85 million. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge. Except as described above, no other reporting units were determined to be at risk of failing step one of the goodwill impairment test as the impairment testing performed indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill at September 30, 2014, 2013 and 2012.

During fiscal 2013, based on a combination of factors, including the recent operating results of the Automotive Experience Interiors business, restrictions on future capital and restructuring funding, and the Company's announced intention to explore strategic options related to this business, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2013. As a result, the Company concluded that the carrying value of the Interiors reporting unit exceeded its fair value as of September 30, 2013. The Company recorded a goodwill impairment charge of $430 million in the fourth quarter of fiscal 2013, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment tests were the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. The impairment charges are non-cash expenses recorded within restructuring and impairment costs on the consolidated statements of income and did not adversely affect the Company's debt position, cash flow, liquidity or compliance with financial covenants.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	September 30, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$86	$(56)	$30	$92	$(53)	$39
Customer relationships	1,017	(161)	856	537	(138)	399
Miscellaneous	312	(106)	206	336	(91)	245
Total amortized intangible assets	1,415	(323)	1,092	965	(282)	683
Unamortized intangible assets
Trademarks/trade names	547	—	547	316	—	316
Total intangible assets	$1,962	$(323)	$1,639	$1,281	$(282)	$999

Amortization of other intangible assets for the fiscal years ended September 30, 2014, 2013 and 2012 was $86 million, $75 million and $56 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2015, 2016, 2017, 2018 and 2019 will be approximately $95 million, $90 million, $86 million, $83 million and $77 million, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the fiscal years ended September 30, 2014 and 2013 were as follows (in millions):

	Year Ended September 30,
	2014	2013
Balance at beginning of period	$256	$278
Accruals for warranties issued during the period	279	272
Accruals from acquisitions and divestitures	3	(5)
Accruals related to pre-existing warranties (including changes in estimates)	2	(14)
Settlements made (in cash or in kind) during the period	(218)	(275)
Currency translation	(3)	—
Balance at end of period	$319	$256

8.    LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $55 million and $79 million at September 30, 2014 and 2013, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2014, 2013 and 2012 was $459 million, $470 million and $454 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2014 were as follows (in millions):

	Capital Leases	Operating Leases
2015	$11	$294
2016	8	233
2017	7	156
2018	15	113
2019	5	74
After 2019	21	105
Total minimum lease payments	67	$975
Interest	(12)
Present value of net minimum lease payments	$55

9.     DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2014	2013
Bank borrowings and commercial paper	$183	$119
Weighted average interest rate on short-term debt outstanding	3.8%	4.6%

During fiscal 2013, the Company replaced its $2.5 billion committed four-year credit facility, scheduled to mature in February 2015, with a $2.5 billion committed five-year credit facility scheduled to mature in August 2018. The facility is used to support the Company’s outstanding commercial paper. There were no draws on the committed credit facilities during the fiscal years ended September 30, 2014 and 2013. Average outstanding commercial paper for the fiscal year ended September 30, 2014 was $1,252 million, and there was none outstanding at September 30, 2014. Average outstanding commercial paper for the fiscal year ended September 30, 2013 was $1,123 million, and there was none outstanding at September 30, 2013.

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2014	2013
Unsecured notes
Floating rate notes due in 2014 ($350 million par value)	$—	$350
1.75% due in 2014 ($450 million par value)	—	452
7.7% due in 2015 ($125 million par value)	125	125
5.5% due in 2016 ($800 million par value)	802	802
7.125% due in 2017 ($150 million par value)	156	159
2.6% due in 2017 ($400 million par value)	400	400
2.355% due in 2017 ($46 million par value)	46	46
1.4% due in 2018 ($300 million par value)	298	—
5.0% due in 2020 ($500 million par value)	499	498
4.25% due 2021 ($500 million par value)	498	497
3.75% due in 2022 ($450 million par value)	448	448
3.625% due in 2024 ($500 million par value)	500	—
6.0% due in 2036 ($400 million par value)	395	395
5.7% due in 2041 ($300 million par value)	299	299
5.25% due in 2042 ($250 million par value)	250	250
4.625% due in 2044 ($450 million par value)	447	—
6.95% due in 2046 ($125 million par value)	125	125
4.95% due in 2064 ($450 million par value)	449	—
Capital lease obligations	55	65
Foreign-denominated debt
Euro	663	426
Other	42	42
Gross long-term debt	6,497	5,379
Less: current portion	140	819
Net long-term debt	$6,357	$4,560

At September 30, 2014, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 2.0%. At September 30, 2013, the Company’s euro-denominated long-term debt was at fixed rates with a weighted-average interest rate of 3.1%.

The installments of long-term debt maturing in subsequent fiscal years are: 2015 - $140 million; 2016 - $915 million; 2017 - $773 million; 2018 - $405 million; 2019 - $295 million; 2020 and thereafter - $3,969 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2014, 2013 and 2012 was $314 million, $300 million and $299 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

Financing Arrangements

At September 30, 2014, a 100 million euro revolving credit facility, two 50 million euro revolving credit facilities, and a 37 million euro revolving credit facility expired. The Company entered into a new 100 million euro revolving credit facility scheduled to expire in August 2015 and two new 50 million euro credit facilities scheduled to expire in August and September 2015, respectively. The Company also entered into a new 37 million euro credit facility scheduled to expire in September 2015. There were no draws on the facilities in fiscal 2014.

At September 30, 2014, a $50 million revolving credit facility expired. The Company entered into a new $50 million revolving credit facility scheduled to expire in September 2015. There were no draws on this facility during fiscal 2014.

In September 2014, the Company retired a $500 million, floating rate term loan plus accrued interest that matured in September 2014. The Company also retired a $150 million, floating rate term loan plus accrued interest initially scheduled to mature in January 2015.

In June 2014, the Company issued $300 million aggregate principal amount of 1.4% senior unsecured fixed rate notes due in fiscal 2018, $500 million aggregate principal amount of 3.625% senior unsecured fixed rate notes due in fiscal 2024, $450 million aggregate principal amount of 4.625% senior unsecured fixed rate notes due in fiscal 2044 and $450 million aggregate principal amount of 4.95% senior unsecured fixed rate notes due in fiscal 2064. Aggregate net proceeds of $1.7 billion from the issuance were used to finance the acquisition of ADT and for other general corporate purposes. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for further information regarding the ADT acquisition.

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

In January 2014, the Company entered into a one-year, $150 million, floating rate term loan scheduled to mature in January 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid during the quarter ended September 2014.

In November 2013 and December 2013, a $35 million and $100 million committed revolving credit facility expired, respectively. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2014 and a new $100 million committed revolving credit facility scheduled to expire in December 2014. As of September 30, 2014, there were no draws on either facility.

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the years ended September 30, 2014, 2013 and 2012 contained the following components (in millions):

	Year Ended September 30,
	2014	2013	2012

Interest expense, net of capitalized interest costs	$254	$255	$237
Banking fees and bond cost amortization	18	21	21
Interest income	(10)	(19)	(17)
Net foreign exchange results for financing activities	(18)	(10)	(10)
Net financing charges	$244	$247	$231

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At September 30, 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. At September 30, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen.

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

		Volume Outstanding as of
Commodity	Units	September 30, 2014	September 30, 2013
Copper	Pounds	9,536,000	14,705,000
Lead	Metric Tons	5,200	23,900
Aluminum	Metric Tons	—	2,709
Tin	Metric Tons	2,070	2,052

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2014 and 2013, the Company had hedged approximately 4.4 million shares of its common stock.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes which matured November 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes which matured September 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes matured March 2014. In the fourth quarter of fiscal 2013, the Company entered into a fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.70% notes maturing March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.50% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. There were thirteen interest rate swaps outstanding as of September 30, 2014 and ten interest rate swaps outstanding as of September 30, 2013.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Other current assets
Foreign currency exchange derivatives	$21	$19	$13	$14
Commodity derivatives	—	8	—	—
Interest rate swaps	—	2	—	—
Cross-currency interest rate swaps	15	7	—	—
Other noncurrent assets
Interest rate swaps	2	3	—	—
Equity swap	—	—	192	183
Total assets	$38	$39	$205	$197

Other current liabilities
Foreign currency exchange derivatives	$22	$21	$11	$11
Commodity derivatives	3	3	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	452	—	—
Long-term debt
Fixed rate debt swapped to floating	1,649	927	—	—
Other noncurrent liabilities
Interest rate swaps	3	—	—	—
Total liabilities	$1,802	$1,403	$11	$11

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of September 30, 2014 and September 30, 2013, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross amount recognized	$243	$236	$1,813	$1,414
Gross amount eligible for offsetting	(11)	(9)	(11)	(9)
Net amount	$232	$227	$1,802	$1,405

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the fiscal years ended September 30, 2014 and 2013 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships		Year Ended September 30,
		2014	2013
Foreign currency exchange derivatives	Cost of sales	$(2)	$1
Commodity derivatives	Cost of sales	1	2
Forward treasury locks	Net financing charges	1	2
Total		$—	$5

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	September 30, 2014	September 30, 2013
Foreign currency exchange derivatives	$—	$(3)
Commodity derivatives	(2)	3
Forward treasury locks	6	7
Total	$4	$7

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships		Year Ended September 30,
		2014	2013	2012
Interest rate swap	Net financing charges	$5	$(2)	$(8)
Fixed rate debt swapped to floating	Net financing charges	(5)	2	9
Total		$—	$—	$1

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815		Year Ended September 30,
		2014	2013	2012
Foreign currency exchange derivatives	Cost of sales	$1	$(8)	$23
Foreign currency exchange derivatives	Net financing charges	18	25	(19)
Foreign currency exchange derivatives	Provision for income taxes	—	(5)	1
Equity swap	Selling, general and administrative	(1)	65	6
Total		$18	$77	$11

The amount of gains recognized in cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $9 million and $4 million at September 30, 2014 and 2013, respectively. For the years ended September 30, 2014 and 2013, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2014 and 2013 (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$34	$—	$34	$—
Cross-currency interest rate swaps	15	—	15	—
Other noncurrent assets
Interest rate swaps	2	—	2	—
Investments in marketable common stock	4	4	—	—
Equity swap	192	192	—	—
Total assets	$247	$196	$51	$—
Other current liabilities
Foreign currency exchange derivatives	$33	$—	$33	$—
Commodity derivatives	3	—	3	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	—	125	—
Long-term debt
Fixed rate debt swapped to floating	1,649	—	1,649	—
Other noncurrent liabilities
Interest rate swaps	3	—	3	—
Total liabilities	$1,813	$—	$1,813	$—

	Fair Value Measurements Using:
	Total as of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$33	$—	$33	$—
Commodity derivatives	8	—	8	—
Interest rate swaps	2	—	2	—
Cross-currency interest rate swaps	7	—	7	—
Other noncurrent assets
Interest rate swaps	3	—	3	—
Investments in marketable common stock	30	30	—	—
Equity swap	183	183	—	—
Total assets	$266	$213	$53	$—
Other current liabilities
Foreign currency exchange derivatives	$32	$—	$32	$—
Commodity derivatives	3	—	3	—
Current portion of long-term debt
Fixed rate debt swapped to floating	452	—	452	—
Long-term debt
Fixed rate debt swapped to floating	927	—	927	—
Total liabilities	$1,414	$—	$1,414	$—

Valuation Methods

Foreign currency exchange derivatives - The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statement of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2014 and 2013. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives - The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at September 30, 2014 and 2013.

Interest rate swaps and related debt - The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into a fixed to floating interest rate swap totaling $100 million to hedge the coupons of its 5.80% notes which matured November 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes which matured September 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes matured March 2014. In the fourth quarter of fiscal 2013, the Company entered into a fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.70% notes maturing March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.50% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps, totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% coupon maturing July 2017. There were thirteen interest rate swaps outstanding as of September 30, 2014 and ten interest rate swaps outstanding as of September 30, 2013.

Cross-currency interest rate swaps - The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At September 30, 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. At September 30, 2013, the Company had five cross-currency interest rate swaps outstanding totaling 25 billion yen.

Investments in marketable common stock - The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There were no unrealized gains recorded in accumulated other comprehensive income on these investments as of September 30, 2014. As of September 30, 2013 the Company recorded unrealized gains of $7 million in accumulated other comprehensive income. The Company recorded no unrealized losses in accumulated other comprehensive income as of September 30, 2014 and 2013. During fiscal 2014, the Company sold certain marketable common stock for approximately $25 million. As a result, the Company recorded $8 million of realized gains within selling, general and administrative expenses in the Automotive Experience Seating segment.

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

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.8 billion and $5.7 billion at September 30, 2014 and 2013, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

12.    STOCK-BASED COMPENSATION

On January 23, 2013, the shareholders of the Company approved the Johnson Controls, Inc. 2012 Omnibus Incentive Plan (the "2012 Plan"). The types of awards authorized by the 2012 Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based awards. The Compensation Committee of the Company's Board of Directors will determine the types of awards to be granted to individual participants and the terms and conditions of the awards. The 2012 Plan provides that 37 million shares of the Company's common stock are reserved for issuance under the 2012 Plan, and 34 million shares remained available for issuance at September 30, 2014.

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

The Company has four share-based compensation plans, which are described below. The compensation cost charged against income, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $81 million, $91 million and $55 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $32 million, $36 million and $22 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

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

	Year Ended September 30,
	2014	2013	2012
Expected life of option (years)	6.7	5.0 - 6.7	4.8 - 6.4
Risk-free interest rate	1.92%	0.62% - 1.33%	0.54% - 1.61%
Expected volatility of the Company’s stock	36.00%	41.00%	40.00%
Expected dividend yield on the Company’s stock	2.17%	2.03%	1.81%

A summary of stock option activity at September 30, 2014, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2013	$28.25	29,403,281
Granted	48.37	788,859
Exercised	28.42	(6,629,088)
Forfeited or expired	29.90	(835,135)
Outstanding, September 30, 2014	$28.83	22,727,917	5.4	$348
Exercisable, September 30, 2014	$28.22	16,152,492	4.3	$255
The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2014, 2013 and 2012 was $14.70, $8.58 and $8.92, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2014, 2013 and 2012 was approximately $135 million, $154 million and $19 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2014, 2013 and 2012 of approximately $186 million, $254 million and $40 million, respectively.

The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718. The tax benefit from the exercise of stock options, which is recorded in capital in excess of par value, was $34 million, $35 million and $3 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The Company does not settle stock options granted under share-based payment arrangements for cash.

At September 30, 2014, the Company had approximately $15 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

The assumptions used to determine the fair value of the SAR awards at September 30, 2014 were as follows:

Expected life of SAR (years)	0.05 - 4.41
Risk-free interest rate	0.01% - 1.57%
Expected volatility of the Company’s stock	36.00%
Expected dividend yield on the Company’s stock	2.17%

A summary of SAR activity at September 30, 2014, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2013	$27.94	3,744,791
Granted	48.37	47,617
Exercised	26.67	(942,421)
Forfeited or expired	29.35	(206,340)
Outstanding, September 30, 2014	$27.78	2,643,647	6.0	$41
Exercisable, September 30, 2014	$28.49	1,485,925	4.5	$23

In conjunction with the exercise of SARs granted, the Company made payments of $21 million, $11 million and $2 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Restricted (Nonvested) Stock

The 2012 Plan provides for the award of restricted stock or restricted stock units to certain employees. These awards are typically share settled unless the employee is a non-U.S. employee or elects to defer settlement until retirement at which point the award would be settled in cash. Restricted awards typically vest after three years from the grant date. The 2012 Plan allows for different vesting terms on specific grants with approval by the Board of Directors.

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2014, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2013	$29.18	1,241,859
Granted	48.33	1,234,421
Vested	27.71	(363,402)
Forfeited	41.89	(159,062)
Nonvested, September 30, 2014	$40.52	1,953,816

At September 30, 2014, the Company had approximately $38 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

A summary of the status of the Company’s nonvested PSUs at September 30, 2014, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2013	$30.73	541,700
Granted	48.34	326,822
Forfeited	37.71	(74,157)
Nonvested, September 30, 2014	$37.32	794,365

At September 30, 2014, the Company had approximately $24 million of total unrecognized compensation cost related to nonvested PSUs granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The Company's outstanding Equity Units due 2042 are reflected in diluted earnings per share using the "if-converted" method. Under this method, if dilutive, the common stock is assumed issued as of the beginning of the reporting period and included in calculating diluted earnings per share. In addition, if dilutive, interest expense, net of tax, related to the outstanding Equity Units is added back to the numerator in calculating diluted earnings per share.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2014	2013	2012
Income Available to Common Shareholders
Income from continuing operations	$1,433	$1,077	$1,099
Income (loss) from discontinued operations	(218)	101	85
Basic income available to common shareholders	1,215	1,178	1,184
Interest expense, net of tax	—	—	1
Diluted income available to common shareholders	$1,215	$1,178	$1,185

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	666.9	683.7	681.5
Effect of dilutive securities:
Stock options and unvested restricted stock	7.9	5.5	5.2
Equity units	—	—	1.9
Diluted weighted average shares outstanding	674.8	689.2	688.6

Antidilutive Securities
Options to purchase common shares	0.1	0.8	1.4

During the three months ended September 30, 2014 and 2013, the Company declared a dividend of $0.22 and $0.19, respectively, per common share. During the twelve months ended September 30, 2014 and 2013, the Company declared four quarterly dividends totaling $0.88 and $0.76, respectively, per common share. With the exception of the quarterly dividend declared and paid in the three months ended December 31, 2012, the Company paid all dividends in the month subsequent to the end of each fiscal quarter.

14.    EQUITY AND NONCONTROLLING INTERESTS

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
At September 30, 2011	$11,154	$138	$11,292
Total comprehensive income:
Net income	1,184	58	1,242
Foreign currency translation adjustments	(221)	—	(221)
Realized and unrealized gains on derivatives	39	—	39
Realized and unrealized losses on marketable common stock	(1)	—	(1)
Pension and postretirement plans	(8)	—	(8)
Other comprehensive loss	(191)	—	(191)
Comprehensive income	993	58	1,051
Other changes in equity:
Cash dividends - common stock ($0.72 per share)	(492)	—	(492)
Dividends attributable to noncontrolling interests	—	(48)	(48)
Redemption value adjustment attributable to redeemable noncontrolling interests	(35)	—	(35)
Repurchases of common stock	(102)	—	(102)
Other, including options exercised	107	—	107
At September 30, 2012	11,625	148	11,773
Total comprehensive income:
Net income	1,178	71	1,249
Foreign currency translation adjustments	(21)	—	(21)
Realized and unrealized losses on derivatives	(5)	—	(5)
Realized and unrealized gains on marketable common stock	2	—	2
Pension and postretirement plans	(16)	—	(16)
Other comprehensive loss	(40)	—	(40)
Comprehensive income	1,138	71	1,209
Other changes in equity:
Cash dividends - common stock ($0.76 per share)	(520)	—	(520)
Dividends attributable to noncontrolling interests	—	(39)	(39)
Redemption value adjustment attributable to redeemable noncontrolling interests	59	—	59
Repurchases of common stock	(350)	—	(350)
Change in noncontrolling interest share	—	80	80
Other, including options exercised	362	—	362
At September 30, 2013	12,314	260	12,574
Total comprehensive income:
Net income	1,215	90	1,305
Foreign currency translation adjustments	(640)	(2)	(642)
Realized and unrealized losses on derivatives	(3)	—	(3)
Realized and unrealized losses on marketable common stock	(7)	—	(7)
Pension and postretirement plans	(5)	—	(5)
Other comprehensive loss	(655)	(2)	(657)
Comprehensive income	560	88	648
Other changes in equity:
Cash dividends - common stock ($0.88 per share)	(586)	—	(586)
Dividends attributable to noncontrolling interests	—	(59)	(59)
Repurchases of common stock	(1,249)	—	(1,249)
Change in noncontrolling interest share	—	(32)	(32)
Other, including options exercised	272	(6)	266
At September 30, 2014	$11,311	$251	$11,562

In November 2013, the Company's Board of Directors authorized a $3 billion increase in the Company's share repurchase program, which brought the total authorized amount under the repurchase program to $3.65 billion. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company has spent approximately $1,249 million on repurchases under the stock repurchase program in fiscal 2014.

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Beginning balance, September 30	$157	$253	$260
Net income	38	48	69
Foreign currency translation adjustments	—	1	(1)
Change in noncontrolling interest share	—	(63)	(95)
Dividends	(7)	(23)	(15)
Redemption value adjustment	—	(59)	35
Other	6	—	—
Ending balance, September 30	$194	$157	$253

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012

Foreign currency translation adjustments
Balance at beginning of period	$392	$413	$634
Aggregate adjustment for the period (net of tax effect of $7, $19 and $(15)) *	(640)	(21)	(221)
Balance at end of period	(248)	392	413

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	7	12	(27)
Current period changes in fair value (net of tax effect of $(1), $(2) and $9)	(3)	(2)	14
Reclassification to income (net of tax effect of $0, $(2) and $17)) **	—	(3)	25
Balance at end of period	4	7	12

Unrealized gains (losses) on marketable common stock
Balance at beginning of period	7	5	6
Current period changes in fair value (net of tax effect of $0, $0 and $(3))	(1)	2	(15)
Reclassifications to income (net of tax effect of $(2), $0 and $0) ***	(6)	—	14
Balance at end of period	—	7	5

Pension and postretirement plans
Balance at beginning of period	12	28	36
Reclassification to income (net of tax effect of $(3), $(9) and $(7)) ****	(4)	(18)	(10)
Other changes (net of tax effect of $0)	(1)	2	2
Balance at end of period	7	12	28

Accumulated other comprehensive income (loss), end of period	$(237)	$418	$458

* During fiscal 2014, $203 million of cumulative foreign currency translation adjustments were recognized as part of the divestiture-related losses recognized within discontinued operations as a result of the divestiture of the Automotive Experience Electronics business.

** Refer to Note 10, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

*** Refer to Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of the line item on the consolidated statements of income affected by reclassifications from AOCI into income related to marketable common stock.

**** Refer to Note 15, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the years ended September 30, 2014 and 2012, the amount reclassified from AOCI into income for pension and postretirement plans were primarily recorded in cost of sales on the consolidated statement of income. For the year ended September 30, 2013, the income reclassified from AOCI to income for pension and postretirement plans was split approximately evenly between cost of sales and selling, general and administrative expenses for the consolidated statement of income.

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

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $3,413 million, $3,363 million and $2,642 million, respectively, as of September 30, 2014 and $3,069 million, $2,981 million and $2,392 million, respectively, as of September 30, 2013.

In fiscal 2014, total employer and employee contributions to the defined benefit pension plans were $164 million, of which $84 million were voluntary contributions made by the Company. The Company expects to contribute approximately $64 million in cash to its defined benefit pension plans in fiscal 2015. Projected benefit payments from the plans as of September 30, 2014 are estimated as follows (in millions):

2015	$224
2016	226
2017	229
2018	232
2019	240
2020-2024	1,276

Postretirement Benefits

The Company provides certain health care and life insurance benefits for eligible retirees and their dependents primarily in the U.S. and Canada. Most non-U.S. employees are covered by government sponsored programs, and the cost to the Company is not significant.

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

In fiscal 2014, total employer and employee contributions to the postretirement plans were $8 million, of which $6 million were voluntary contributions made by the Company. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2015. Projected benefit payments from the plans as of September 30, 2014 are estimated as follows (in millions):

2015	$20
2016	20
2017	20
2018	20
2019	20
2020-2024	86

In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) for employers sponsoring postretirement care plans that provide prescription drug benefits. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D.1. Under the Act, the Medicare subsidy amount is received directly by the plan sponsor and not the related plan. Further, the plan sponsor is not required to use the subsidy amount to fund postretirement benefits and may use the subsidy for any valid business purpose. Projected subsidy receipts are estimated to be approximately $2 million per year over the next ten years.

Savings and Investment Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $132 million, $118 million and $105 million for the fiscal years ended 2014, 2013 and 2012, respectively.

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

The Company participates in over 300 multiemployer benefit plans, primarily related to its Building Efficiency business in the U.S., none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2014, 2013 and 2012 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $44 million, $44 million and $47 million to multiemployer benefit plans in fiscal 2014, 2013 and 2012, respectively.

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

Plan Assets

The Company’s investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased and a target duration close to that of the plan liability. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities, diversify the expected investment returns relative to the equity and fixed income investments. As a result of our diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

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

The Company’s plan assets at September 30, 2014 and 2013, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$25	$25	$—	$—

Equity Securities
Large-Cap	435	435	—	—
Small-Cap	224	224	—	—
International - Developed	443	443	—	—

Fixed Income Securities
Government	220	194	26	—
Corporate/Other	822	675	147	—

Hedge Funds	4	—	—	4

Real Estate	331	—	—	331

Total	$2,504	$1,996	$173	$335

Non-U.S. Pension

Cash	$178	$178	$—	$—

Equity Securities
Large-Cap	68	68	—	—
International - Developed	112	112	—	—
International - Emerging	16	16	—	—

Fixed Income Securities
Government	300	300	—	—
Corporate/Other	346	346	—	—

Hedge Fund	155	—	155	—

Real Estate	26	6	—	20

Total	$1,201	$1,026	$155	$20

Postretirement

Cash	$7	$7	$—	$—

Equity Securities
Large-Cap	36	36	—	—
Small-Cap	10	10	—	—
International - Developed	24	24	—	—
International - Emerging	14	14	—	—

Fixed Income Securities
Government	25	25	—	—
Corporate/Other	73	73	—	—

Commodities	16	16	—	—

Real Estate	14	14	—	—

Total	$219	$219	$—	$—

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$30	$30	$—	$—

Equity Securities
Large-Cap	525	525	—	—
Small-Cap	261	261	—	—
International - Developed	523	523	—	—

Fixed Income Securities
Government	173	166	7	—
Corporate/Other	842	652	190	—

Hedge Funds	17	—	—	17

Real Estate	285	—	—	285

Total	$2,656	$2,157	$197	$302

Non-U.S. Pension

Cash	$30	$30	$—	$—

Equity Securities
Large-Cap	132	132	—	—
International - Developed	371	269	102	—
International - Emerging	31	31	—	—

Fixed Income Securities
Government	376	376	—	—
Corporate/Other	531	531	—	—

Commodities	6	6	—	—

Hedge Fund	89	—	—	89

Real Estate	90	81	—	9

Total	$1,656	$1,456	$102	$98

Postretirement

Cash	$10	$10	$—	$—

Equity Securities
Large-Cap	36	36	—	—
Small-Cap	12	12	—	—
International - Developed	29	29	—	—
International - Emerging	14	14	—	—

Fixed Income Securities
Government	24	24	—	—
Corporate/Other	71	71	—	—

Commodities	17	17	—	—

Real Estate	13	13	—	—

Total	$226	$226	$—	$—

The following is a description of the valuation methodologies used for assets measured at fair value.

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

Hedge Funds: The fair value of hedge funds is accounted for by the custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. The Company and custodian review the methods used by the underlying managers to value the assets. The Company believes this is an appropriate methodology to obtain the fair value of these assets.  During fiscal 2014, the underlying fund structure and pricing frequency of certain non-U.S. hedge fund investments was modified, and, as a result, those investments are now classified as Level 2 investments compared to the previous classification of Level 3.

Real Estate: The fair value of Real Estate Investment Trusts (REITs) is recorded as Level 1 as these securities are traded on an open exchange. The fair value measurement of other investments in real estate is deemed Level 3 since the value of these investments is provided by fund managers. The fund managers value the real estate investments using any one of, or a combination of, the following methods: independent third party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the properties are updated every quarter. The Company believes this is an appropriate methodology to obtain the fair value of these assets. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third party appraiser.

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

The following sets forth a summary of changes in the fair value of assets measured using significant unobservable inputs (Level 3) (in millions):

	Total	Hedge Funds	Real Estate
U.S. Pension

Asset value as of September 30, 2012	$334	$94	$240

Additions net of redemptions	(74)	(80)	6
Realized gain	32	13	19
Unrealized gain (loss)	10	(10)	20

Asset value as of September 30, 2013	$302	$17	$285

Additions net of redemptions	4	(13)	17
Realized gain	9	—	9
Unrealized gain	20	—	20

Asset value as of September 30, 2014	$335	$4	$331

Non-U.S. Pension

Asset value as of September 30, 2012	$64	$56	$8

Additions net of redemptions	31	31	—
Unrealized gain	3	2	1

Asset value as of September 30, 2013	$98	$89	$9

Additions net of redemptions	10	—	10
Unrealized gain	1	—	1
Transfers out - to Level 2	(89)	(89)	—

Asset value as of September 30, 2014	$20	$—	$20

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2014	2013	2014	2013	2014	2013

Accumulated Benefit Obligation	$2,855	$2,839	$1,477	$1,905	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	2,902	3,736	1,997	2,025	245	266
Service cost	70	90	38	38	5	5
Interest cost	138	151	71	64	12	11
Plan participant contributions	—	—	5	5	6	6
Acquisitions	37	—	1	2	7	—
Divestitures (1)	—	—	(626)	(20)	—	—
Actuarial (gain) loss	241	(452)	250	84	(26)	(21)
Amendments made during the year	1	(2)	(1)	1	—	—
Benefits and settlements paid	(514)	(621)	(84)	(176)	(26)	(22)
Estimated subsidy received	—	—	—	—	2	1
Curtailment	—	—	(2)	(15)	—	—
Other	—	—	(3)	4	—	—
Currency translation adjustment	—	—	(74)	(15)	(1)	(1)

Projected benefit obligation at end of year	$2,875	$2,902	$1,572	$1,997	$224	$245

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,656	$2,985	$1,656	$1,657	$226	$223
Actual return on plan assets	307	282	155	110	11	12
Acquisitions	43	—	—	1	—	—
Divestitures (1)	—	—	(617)	—	—	—
Employer and employee contributions	12	10	152	85	8	13
Benefits paid	(110)	(136)	(53)	(64)	(26)	(22)
Settlement payments	(404)	(485)	(31)	(112)	—	—
Other	—	—	4	3	—	—
Currency translation adjustment	—	—	(65)	(24)	—	—

Fair value of plan assets at end of year	$2,504	$2,656	$1,201	$1,656	$219	$226

Funded status	$(371)	$(246)	$(371)	$(341)	$(5)	$(19)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$47	$29	$36	$83	$57	$51
Accrued benefit liability	(418)	(275)	(407)	(424)	(62)	(70)

Net amount recognized	$(371)	$(246)	$(371)	$(341)	$(5)	$(19)

Weighted Average Assumptions (2)
Discount rate (3)	4.35%	4.90%	3.25%	3.60%	4.35%	4.90%
Rate of compensation increase	3.25%	3.30%	3.00%	2.60%	NA	NA

(1)
Fiscal 2014 includes $617 million of plan assets and $626 million of projected benefit obligations transferred to assets and liabilities held for sale on the consolidated statement of financial position for non-U.S. plans. The prepaid benefit cost and accrued benefit liability transferred are $24 million and $33 million, respectively. The plan assets transferred are comprised of $553 million of Level 1 investments and $64 million of Level 2 investments. The Level 1 investments, by asset category, are cash, equity securities, fixed income securities, real estate and commodities in the amounts of $11 million, $110 million, $356 million, $70 million and $6 million, respectively. The Level 2 investments are hedge fund investments. The weighted average discount rate and rate of compensation increase assumptions at September 30, 2014 are 2.30% and 2.10%, respectively.

Fiscal 2013 includes $14 million of projected benefit obligations transferred to liabilities held for sale on the consolidated statement of financial position for non-U.S. plans.

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

(2)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2014 and 2013.

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

Accumulated Other Comprehensive Income

The amounts in accumulated other comprehensive income on the consolidated statement of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2014 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive loss (income)
Net transition obligation	$1	$—
Net prior service credit	(7)	(3)
Total	$(6)	$(3)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below (in millions):

	Pension Benefits	Postretirement Benefits
Amortization of:
Net transition obligation	$—	$—
Net prior service cost credit	(1)	(1)
Total	$(1)	$(1)

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit cost (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost (Credit):
Service cost	$70	$90	$69	$38	$38	$41	$5	$5	$5
Interest cost	138	151	150	71	64	73	12	11	13
Expected return on plan assets	(207)	(232)	(214)	(75)	(71)	(75)	(12)	(13)	(11)
Net actuarial (gain) loss	126	(433)	432	172	48	30	(24)	(20)	(15)
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	(1)	(7)	(17)	(17)
Curtailment gain	—	—	—	(2)	(26)	(2)	—	—	—
Settlement (gain) loss	15	(69)	—	1	(1)	—	—	—	—

Net periodic benefit cost (credit)	$143	$(492)	$438	$204	$51	$66	$(26)	$(34)	$(25)

Expense Assumptions:
Discount rate	4.90%	4.15%	5.25%	3.60%	3.40%	4.00%	4.90%	4.15%	5.25%
Expected return on plan assets	8.00%	8.00%	8.50%	4.75%	4.55%	5.15%	5.80%	5.80%	6.30%
Rate of compensation increase	3.30%	3.25%	3.30%	2.60%	2.45%	2.45%	NA	NA	NA

16.    SIGNIFICANT RESTRUCTURING AND IMPAIRMENT COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to significant restructuring plans in fiscal 2014, 2013 and 2012 and recorded $324 million, $957 million and $287 million, respectively, of restructuring and impairment costs in the consolidated statements of income. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The restructuring actions are expected to be substantially complete by the end of fiscal 2015.

Additionally, the Company recorded $53 million, $28 million and $10 million of restructuring and impairment costs within discontinued operations related to the Automotive Experience Electronics business in fiscal 2014, 2013 and 2012, respectively.

The following table summarizes the changes in the Company’s restructuring reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total
Balance at September 30, 2012	$221	$—	$—	$7	$—	$228
Additional restructuring and impairment costs	392	156	430	7	—	985
Utilized—cash	(141)	—	—	(7)	—	(148)
Utilized—noncash	—	(156)	(430)	(4)	2	(588)
Transfer to liabilities held for sale	(31)	—	—	—	—	(31)
Balance at September 30, 2013	$441	$—	$—	$3	$2	$446
Additional restructuring and impairment costs	191	134	47	5	—	377
Utilized—cash	(224)	—	—	(3)	—	(227)
Utilized—noncash	—	(134)	(47)	—	(16)	(197)
Transfer from liabilities held for sale	31	—	—	—	—	31
Transfer to liabilities held for sale	(24)	—	—	—	—	(24)
Balance at September 30, 2014	$415	$—	$—	$5	$(14)	$406

The $31 million of transfers from liabilities held for sale represent restructuring reserves that were included in liabilities held for sale in the consolidated statement of financial position at September 30, 2013, but were excluded from liabilities held for sale at September 30, 2014 based on transaction negotiations. See Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

The Company's restructuring plans included workforce reductions of approximately 20,600 employees (11,000 for the Automotive Experience business, 8,500 for the Building Efficiency business and 1,100 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2014, approximately 13,300 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twenty-seven plant closures (nineteen for Automotive Experience, six for Building Efficiency and two for Power Solutions). As of September 30, 2014, fifteen of the twenty-seven plants have been closed.

Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for further information regarding the long-lived asset impairment charges recorded as part of the restructuring actions.

Refer to Note 6, "Goodwill and other Intangible Assets," of the notes to consolidated financial statements for further information regarding the goodwill impairment charges recorded.

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

In the third and fourth quarters of fiscal 2014, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2014. In addition, in the fourth quarter of fiscal 2014, the Company concluded that it had a triggering event requiring assessment of impairment of long-lived assets held by the Building Efficiency Other - Latin America reporting unit due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $91 million impairment charge within restructuring and impairment costs on the consolidated statement of income, of which $45 million was recorded in the third quarter and $46 million in the fourth quarter of fiscal 2014. Of the total impairment charge, $45 million related to the Automotive Experience Interiors segment, $34 million related to the Building Efficiency Other segment, $7 million related to the Automotive Experience Seating segment and $5 million related to corporate assets. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 3, "Discontinued Operations," and Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second, third and fourth quarters of fiscal 2013, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2013. In addition, in the fourth quarter of fiscal 2013, the Company concluded that it had a triggering event requiring assessment of impairment for the long-lived assets held by the Automotive Experience Interiors segment due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $156 million impairment charge within restructuring and impairment costs on the consolidated statement of income, of which $13 million was recorded in the second quarter, $36 million in the third quarter and $107 million in the fourth quarter of fiscal 2013. Of the total impairment charge, $57 million related to the Automotive Experience Interiors segment, $40 million related to the Building Efficiency Other segment, $22 million related to the Automotive Experience Seating segment, $18 million related to the Power Solutions segment, $12 million related to corporate assets and $7 million related to various segments within the Building Efficiency business. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the third and fourth quarters of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2012. In addition, in the fourth quarter of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets due to volume declines in the European automotive markets. As a result, the Company reviewed the long-lived assets for impairment and recorded a $39 million impairment charge within restructuring and impairment costs on the consolidated statement of income, of which $3 million was recorded in the third quarter and $36 million in the fourth quarter of fiscal 2012. Of the total impairment charge, $14 million related to the Power Solutions segment, $11 million related to the Automotive Experience Interiors segment, $4 million related to the Building Efficiency Other segment and $10 million related to corporate assets. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

At September 30, 2014 and 2013, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for discussion of the Company’s goodwill impairment testing. Refer to Note 6, "Goodwill and Other Intangible

Assets," of the notes to consolidated financial statements for further information regarding the goodwill impairment charges recorded in the fourth quarter of fiscal 2014 and 2013.

18.    INCOME TAXES

At March 31, 2014, the Company determined that its Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2014	2013	2012
Tax expense at federal statutory rate	$712	$660	$485
State income taxes, net of federal benefit	9	39	13
Foreign income tax expense at different rates and foreign losses without tax benefits	(203)	(309)	(387)
U.S. tax on foreign income	(223)	(60)	(18)
Reserve and valuation allowance adjustments	34	197	13
U.S. credits and incentives	(9)	(28)	(13)
Business divestitures	80	8	—
Restructuring and impairment costs	75	229	78
Change in assertion over permanently reinvested earnings	35	4	—
Other	(28)	(44)	(10)
Provision for income taxes	$482	$696	$161

The effective rate is below the U.S. statutory rate for fiscal 2014 primarily due to the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate partially offset by the tax consequences of business divestitures, significant restructuring and impairment costs, the change in assertion over reinvestment of foreign undistributed earnings related to the Global Workplace Solutions business and valuation allowance adjustments. The effective rate is above the U.S. statutory rate for fiscal 2013 primarily due to the tax consequences of significant restructuring and impairment costs, and valuation allowance and uncertain tax position adjustments, partially offset by favorable tax audit resolutions, the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate. The effective rate is below the U.S. statutory rate for fiscal 2012 primarily due to continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a rate of tax lower than the U.S. statutory tax rate.

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

In the fourth quarter of fiscal 2014, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Italy would not be realized. Therefore, the Company recorded $34 million of net valuation allowances as income tax expense in the three month period ended September 30, 2014.

In the first quarter of fiscal 2014, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss in Mexico would not be utilized. Therefore, the Company recorded a $21 million valuation allowance as income tax expense.

In the fourth quarter of fiscal 2013, the Company determined that it was more likely than not that deferred tax assets within Germany and Poland would not be realized. The Company also determined that it was more likely than not that the deferred tax assets within two French Power Solutions entities would be realized. Therefore, the Company recorded $145 million of net valuation allowances as income tax expense in the three month period ended September 30, 2013.

In the second quarter of fiscal 2013, the Company determined that it was more likely than not that a portion of the deferred tax assets within Brazil and Germany would not be realized. Therefore, the Company recorded $94 million of valuation allowances as income tax expense.

In fiscal 2012, the Company recorded an overall increase to its valuation allowances of $47 million primarily due to a discrete period income tax adjustment in the fourth quarter. In the fourth quarter of fiscal 2012, the Company determined that it was more likely than not that deferred tax assets within Power Solutions in China would not be realized. Therefore, the Company recorded a $35 million valuation allowance as income tax expense in the three month period ended September 30, 2012.

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

At September 30, 2014, the Company had gross tax effected unrecognized tax benefits of $1,655 million of which $1,505 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2014 was approximately $106 million (net of tax benefit).

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended September 30,
	2014	2013	2012
Beginning balance, September 30	$1,345	$1,465	$1,357
Additions for tax positions related to the current year	329	123	143
Additions for tax positions of prior years	31	84	36
Reductions for tax positions of prior years	(36)	(43)	(58)
Settlements with taxing authorities	(9)	(160)	—
Statute closings	(5)	(45)	(13)
Audit resolutions	—	(79)	—
Ending balance, September 30	$1,655	$1,345	$1,465

In the U.S., fiscal years 2010 through 2012 are currently under exam by the Internal Revenue Service (IRS) and 2004 through 2009 are currently under (IRS) appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2012
Brazil	2004 - 2008
Canada	2007 - 2012
France	2002 - 2013
Germany	2001 - 2012
Italy	2005 - 2009, 2011
Korea	2008 - 2012
Mexico	2003 - 2004, 2007 - 2013
Poland	2012 - 2013
United Kingdom	2011 - 2012

It is reasonably possible that certain tax examinations, appellate proceedings and / or tax litigation will conclude within the next twelve months, the impact of which could be up to a $50 million benefit to tax expense.

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

Other Tax Matters

During fiscal 2014, 2013 and 2012, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to our current tax position in these jurisdictions and the underlying tax basis in the impaired assets, thus causing $75 million, $229 million and $78 million incremental tax expense in fiscal 2014, 2013 and 2012, respectively.

During the fourth quarter of fiscal 2014, the Company recorded a discrete tax benefit of $51 million due to change in entity status.

In the fourth quarter of fiscal 2014, the Company provided income tax expense on the foreign undistributed earnings of the non-U.S. subsidiaries related to the Global Workplace Solutions business, which resulted in $35 million of tax expense.

In the third quarter of fiscal 2014, the Company disposed of its Automotive Experience Interiors headliner and sun visor product lines. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. As a result, the Company recorded a pre-tax loss on divestiture of $95 million and income tax expense of $38 million. The income tax expense is due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries.

In the third quarter of fiscal 2013, the Company resolved certain Mexican tax issues, which resulted in a $61 million benefit to income tax expense.

Impacts of Tax Legislation and Change in Statutory Tax Rates

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2014. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. It is generally thought that this rule will be extended with the possibility of retroactive application. The "look-through rule" previously expired for the Company on September 30, 2012 but was extended in January 2013 retroactive to the beginning of the Company's 2013 fiscal year.

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million. Tax legislation was also adopted in various other jurisdictions during the fiscal year ended September 30, 2014. These law changes did not have a material impact on the Company's consolidated financial statements.

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

Continuing Operations

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2014	2013	2012
Current
Federal	$120	$58	$149
State	18	30	7
Foreign	611	352	226
	749	440	382
Deferred
Federal	(138)	215	(88)
State	(6)	14	21
Foreign	(123)	27	(154)
	(267)	256	(221)

Provision for income taxes	$482	$696	$161

Consolidated domestic income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2014, 2013 and 2012 was income of $1,415 million, $2,169 million and $2,119 million, respectively. Consolidated foreign income (loss) from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2014, 2013 and 2012 was income (loss) of $620 million, $(282) million and $(733) million, respectively.

Income taxes paid for the fiscal years ended September 30, 2014, 2013 and 2012 were $782 million, $531 million and $496 million, respectively.

The Company has not provided additional U.S. income taxes on approximately $8.1 billion of undistributed earnings of consolidated foreign subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings. In the fourth quarter of fiscal 2014, the Company provided income tax expense on the foreign undistributed earnings of the non-U.S. subsidiaries related to the Global Workplace Solutions business, which resulted in $35 million of incremental tax expense. Refer to "Capitalization" within the "Liquidity and Capital Resources" section of Item 7 for discussion of domestic and foreign cash projections.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2014	2013
Other current assets	$558	$567
Other noncurrent assets	1,834	1,349
Other current liabilities	(51)	(4)
Other noncurrent liabilities	(427)	(58)

Net deferred tax asset	$1,914	$1,854

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2014	2013
Deferred tax assets
Accrued expenses and reserves	$197	$439
Employee and retiree benefits	243	173
Net operating loss and other credit carryforwards	3,233	2,752
Research and development	118	146
	3,791	3,510
Valuation allowances	(1,285)	(1,172)
	2,506	2,338
Deferred tax liabilities
Property, plant and equipment	128	128
Intangible assets	275	196
Other	189	160
	592	484

Net deferred tax asset	$1,914	$1,854

Note that the above tables exclude the amounts of deferred tax assets and liabilities for fiscal 2014 and 2013 that have been transferred to assets held for sale and liabilities held for sale within the consolidated statement of financial position.

At September 30, 2014, the Company had available net operating loss carryforwards of approximately $5.5 billion, of which $2.5 billion will expire at various dates between 2015 and 2034, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2014 of $1,170 million, which will expire at various dates between 2016 and 2022. The valuation allowance, generally, is for loss carryforwards for which realization is uncertain because it is unlikely that the losses will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

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

At March 31, 2014, the Company determined that its previously reported Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

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

	Year Ended September 30,
	2014	2013	2012
Net Sales
Building Efficiency
North America Systems and Service	$4,336	$4,492	$4,534
Global Workplace Solutions	4,079	4,265	4,294
Asia	2,069	2,022	1,987
Other	3,680	3,812	3,900
	14,164	14,591	14,715
Automotive Experience
Seating	17,531	16,285	15,854
Interiors	4,501	4,176	4,129
	22,032	20,461	19,983
Power Solutions	6,632	6,358	5,906

Total net sales	$42,828	$41,410	$40,604

	Year Ended September 30,
	2014	2013	2012
Segment Income (Loss)
Building Efficiency
North America Systems and Service (1)	$455	$506	$449
Global Workplace Solutions (2)	95	113	51
Asia (3)	336	277	266
Other (4)	44	88	140
	930	984	906
Automotive Experience
Seating (5)	880	710	683
Interiors (6)	6	(12)	(23)
	886	698	660
Power Solutions (7)	1,061	1,004	783

Total segment income	$2,877	$2,686	$2,349

Net financing charges	(244)	(247)	(231)
Restructuring and impairment costs	(324)	(957)	(287)
Net mark-to-market adjustments on pension and postretirement plans	(274)	405	(445)

Income from continuing operations before income taxes	$2,035	$1,887	$1,386

	September 30,
	2014	2013	2012
Assets
Building Efficiency
North America Systems and Service	$2,758	$2,699	$2,849
Global Workplace Solutions (8)	—	1,286	1,234
Asia	1,341	1,352	1,316
Other	5,459	3,769	3,947
	9,558	9,106	9,346
Automotive Experience
Seating	8,969	9,763	9,334
Interiors (8)	321	1,872	2,577
Electronics (8)	—	—	842
	9,290	11,635	12,753
Power Solutions	6,888	7,459	7,312
Assets held for sale	2,787	804	—
Unallocated	4,281	2,514	1,543

Total	$32,804	$31,518	$30,954

	Year Ended September 30,
	2014	2013	2012
Depreciation/Amortization
Building Efficiency
North America Systems and Service	$42	$36	$37
Global Workplace Solutions	24	25	24
Asia	19	19	19
Other	99	89	66
	184	169	146
Automotive Experience
Seating	328	354	320
Interiors	128	116	109
	456	470	429
Power Solutions	315	272	214
Discontinued Operations	—	41	35

Total	$955	$952	$824

	Year Ended September 30,
	2014	2013	2012
Capital Expenditures
Building Efficiency
North America Systems and Service	$37	$12	$31
Global Workplace Solutions	16	7	7
Asia	26	73	38
Other	160	106	103
	239	198	179
Automotive Experience
Seating	420	467	549
Interiors	181	235	171
Electronics	31	52	57
	632	754	777
Power Solutions	328	425	875

Total	$1,199	$1,377	$1,831

(1)
Building Efficiency - North America Systems and Service segment income for the years ended September 30, 2014, 2013 and 2012 excludes $12 million, $38 million and $8 million, respectively, of restructuring and impairment costs. For the year ended September 30, 2012, North America Systems and Service segment income includes $1 million of equity income.

(2)
Building Efficiency - Global Workplace Solutions segment income for the years ended September 30, 2013 and 2012 excludes $54 million and $16 million, respectively, of restructuring and impairment costs.

(3)
Building Efficiency - Asia segment income for the years ended September 30, 2014, 2013 and 2012 excludes $4 million,$5 million and $1 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2014, 2013 and 2012, Asia segment income includes $21 million, $2 million and $3 million, respectively, of equity income.

(4)
Building Efficiency - Other segment income for the years ended September 30, 2014, 2013 and 2012 excludes $126 million, $95 million and $64 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2014, 2013 and 2012, Other segment income includes $14 million, $26 million and $23 million, respectively, of equity income.

(5)
Automotive Experience - Seating segment income for the years ended September 30, 2014, 2013 and 2012 excludes $29 million, $152 million and $101 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2014, 2013 and 2012, Seating segment income includes $250 million, $287 million and $194 million, respectively, of equity income.

(6)
Automotive Experience - Interiors segment income for the years ended September 30, 2014, 2013 and 2012 excludes $130 million, $560 million and $48 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2014, 2013 and 2012, Interiors segment income includes $35 million, $16 million and $17 million, respectively, of equity income.

(7)
Power Solutions segment income for the years ended September 30, 2014, 2013 and 2012 excludes $16 million, $36 million and $37 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2014, 2013 and 2012, Power Solutions segment income includes $75 million, $68 million and $100 million, respectively, of equity income.

(8)
Current year amounts exclude assets held for sale. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

The Company has significant sales to the automotive industry. In fiscal years 2014, 2013 and 2012, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2014	2013	2012
Net Sales
United States	$17,505	$16,520	$15,372
Germany	4,064	4,606	4,631
Mexico	2,016	2,042	1,905
Other European countries	10,642	9,403	10,062
Other foreign	8,601	8,839	8,634

Total	$42,828	$41,410	$40,604

Long-Lived Assets (Year-end)
United States	$2,762	$2,551	$2,521
Germany	910	1,057	879
Mexico	567	560	588
Other European countries	1,064	1,439	1,557
Other foreign	1,011	978	895

Total	$6,314	$6,585	$6,440

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

20.    NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of September 30, 2014 and 2013. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the years ended September 30, 2014, 2013 and 2012.

The following table presents summarized financial data for the Company’s nonconsolidated partially-owned affiliates. The amounts included in the table below represent 100% of the results of operations of such nonconsolidated partially-owned affiliates accounted for under the equity method. An equity investment is considered a significant non-consolidated partially owned affiliate ("Significant Affiliate") and is shown separately below.

Summarized balance sheet data is as follows (in millions):

	September 30, 2014		September 30, 2013
	Significant Affiliate	All Other	Significant Affiliate	All Other
Current assets	$1,111	$3,254	$1,063	$2,924
Noncurrent assets	490	1,332	471	1,304
Total assets	$1,601	$4,586	$1,534	$4,228

Current liabilities	$993	$2,325	$994	$2,052
Noncurrent liabilities	33	537	29	584
Shareholders’ equity	575	1,724	511	1,592
Total liabilities and shareholders’ equity	$1,601	$4,586	$1,534	$4,228

Summarized income statement data for the years ended September 30 is as follows (in millions):

	2014		2013		2012
	Significant Affiliate	All Other	Significant Affiliate	All Other	Significant Affiliate	All Other
Net sales	$2,857	$7,963	$2,453	$7,520	$2,000	$7,261
Gross profit	396	1,242	353	1,130	301	1,122
Net income attributable to the entity	294	493	238	401	224	440

21.    COMMITMENTS AND CONTINGENCIES

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million and $25 million at September 30, 2014 and 2013, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2014 and 2013, the Company recorded conditional asset retirement obligations of $52 million and $56 million, respectively.

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

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2014	2013	2012

Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$68	$78	$89
Provision charged to costs and expenses	50	68	47
Reserve adjustments	(22)	(50)	(15)
Accounts charged off	(19)	(27)	(42)
Acquisition of businesses	1	1	—
Divestiture of businesses	—	(1)	—
Currency translation	(1)	—	(1)
Transfers to held for sale	(5)	(1)	—
Balance at end of period	$72	$68	$78

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$1,172	$766	$719
Allowance provision for new operating and other loss carryforwards	121	165	119
Allowance provision (benefit) adjustments	(8)	250	(72)
Transfers to held for sale	—	(9)	—
Balance at end of period	$1,285	$1,172	$766

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of September 30, 2014 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Management has excluded Air Distribution Technologies, Inc. (ADT) from its assessment of internal control over financial reporting as of September 30, 2014 given its acquisition date of ADT in June 2014. ADT is a wholly owned subsidiary of the Company whose combined total assets and total revenues excluded from our assessment represent approximately 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of a new global enterprise resource planning (ERP) system, which will occur over a period of several years. As the phased roll-out of the new ERP system occurs, the Company may experience changes in its internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP system during the fiscal year ended September 30, 2014.

ITEM 9B    OTHER INFORMATION

None.

PART III

The information required by Part III, Items 10, 11, 13 and 14, and certain of the information required by Item 12, is incorporated herein by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders (which we refer to as the fiscal 2014 Proxy Statement), dated and to be filed with the SEC on or about December 8, 2014, as follows:

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections entitled "Q: Where can I find Corporate Governance materials for Johnson Controls?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Membership," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the fiscal 2014 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.

ITEM 11    EXECUTIVE COMPENSATION

Incorporated by reference to the sections entitled "Corporate Governance," "Board and Committee Membership," "Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation during Fiscal Year 2014," "Potential Payments and Benefits Upon Termination or Change of Control," and "Johnson Controls Share Ownership" of the fiscal 2014 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section entitled "Johnson Controls Share Ownership" of the fiscal 2014 Proxy Statement.

The following table provides information about the Company's equity compensation plans as of September 30, 2014:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	22,727,917	$28.83	33,623,915
Equity compensation plans not approved by shareholders	—	—	—
Total	22,727,917	$28.83	33,623,915

(c) Includes shares of Common Stock that remain available for grant as follows: 33,513,925 shares under the 2012 Omnibus Plan and 109,990 shares under the 2003 Stock Plan for Outside Directors.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the section entitled "Corporate Governance" of the fiscal 2014 Proxy Statement.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section entitled "Audit Committee Report" of the fiscal 2014 Proxy Statement.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	54

Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012	56

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2014, 2013 and 2012	56

Consolidated Statements of Financial Position at September 30, 2014 and 2013	57

Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012	58

Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. for the years ended September 30, 2014, 2013 and 2012	59

Notes to Consolidated Financial Statements	59

(2) Financial Statement Schedule

For the years ended September 30, 2014, 2013 and 2012:

Schedule II - Valuation and Qualifying Accounts	112

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 119 through 122 filed herewith.

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

JOHNSON CONTROLS, INC.

By	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

Date:	November 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 19, 2014, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Alex A. Molinaroli Alex A. Molinaroli Chairman, President and Chief Executive Officer (Principal Executive Officer)	/s/ Brian J. Stief Brian J. Stief Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Suzanne M. Vincent Suzanne M. Vincent Vice President and Corporate Controller (Principal Accounting Officer)	/s/ David Abney David Abney Director

/s/ Dennis W. Archer Dennis W. Archer Director	/s/ Natalie A. Black Natalie A. Black Director

/s/ Julie L. Bushman Julie L. Bushman Director	/s/ Eugenio Clariond Reyes-Retana Eugenio Clariond Reyes-Retana Director

/s/ Raymond L. Conner Raymond L. Conner Director	/s/ Richard Goodman Richard Goodman Director

/s/ Jeffrey A. Joerres Jeffrey A. Joerres Director	/s/ William H. Lacy William H. Lacy Director

/s/ Mark P. Vergnano Mark P. Vergnano Director

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

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

4.F
Supplemental Indenture, dated March 16, 2009, between Johnson Controls, Inc., as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5097).

4.G
Subordinated Indenture, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5097).

4.H
Supplemental Indenture No. 1, dated March 16, 2009, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5097).

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

4.K	Form of Subordinated Note (incorporated by reference to Exhibit 4.8 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5097).

4.L
Officers’ Certificate, dated March 9, 2010 creating 5.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 10, 2010) (Commission File No. 1-5097).

Johnson Controls, Inc
Index to Exhibits

Exhibit	Title

4.M
Officers’ Certificate, dated June 13, 2014, establishing the 1.400% Senior Notes due 2017, 3.625% Senior Notes due 2024, 4.625% Senior Notes due 2044 and 4.950% Senior Notes due 2064 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed June 13, 2014) (Commission File No. 1-5097).

4.N
Officers’ Certificate, dated February 4, 2011, establishing the Floating Rate Notes due 2014, 1.75% Senior Notes due 2014, 4.25% Senior Notes due 2021 and 5.70% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 7, 2011). (Commission File No. 1-5097).

10.A	Global Assignment Letter between Dr. Beda Bolzenius and Johnson Controls, Inc. dated as of September 9, 2014, filed herewith.**

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
Global Assignment Letter between Susan F. Davis and Johnson Controls, Inc. dated as of June 9, 2014 (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014) (Commission File No. 1-5097).**

10.G
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
Johnson Controls, Inc. Executive Deferred Compensation Plan, as amended and restated effective July 23, 2013 (incorporated by reference to Exhibit 10.M to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013) (Commission File No. 1-5097).**

10.N
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

10.Q	Johnson Controls, Inc. Compensation Summary for Non-Employee Directors as amended and restated effective October 1, 2014, filed herewith.**

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
Johnson Controls, Inc. Executive Compensation Incentive Recoupment Policy effective September 15, 2009, as amended through September 25, 2012 (incorporated by reference to Exhibit 10.X to Johnson Controls, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2012) (Commission File No. 1-5097).**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

10.Y
Form of employment agreement, including form of change in control agreement, between Johnson Controls, Inc. and all elected officers and named executives, as amended and restated July 28, 2010 (incorporated by reference to Exhibit 10.Y to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010) (Commission File No. 1-5097).**

10.Z
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
Form of restricted stock/restricted stock unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(b) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).**

10.CC
Form of option/stock appreciation right agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).**

10.DD
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan for recipients who have announced an intention to retire (incorporated by reference to Exhibit 10.1(d) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).**

10.EE	Separation Agreement and Release of All Claims between Johnson Controls, Inc. and C. David Myers dated as of September 30, 2014, and amendment thereto, dated October 29, 2014, filed herewith.**

12	Computation of ratio of earnings to fixed charges for the years ended September 30, 2014, 2013, 2012, 2011 and 2010, filed herewith.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm dated November 19, 2014, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. and (vi) Notes to Consolidated Financial Statements, filed herewith.

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