Form 10-Q
period 2014-12-31
JOHNSON CONTROLS INC
filed 2015-01-30
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2014
Common Stock: $1.00 par value per share	657,293,891

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	December 31, 2014	September 30, 2014	December 31, 2013
Assets

Cash and cash equivalents	$168	$409	$245
Accounts receivable - net	5,360	5,871	6,743
Inventories	2,439	2,477	2,452
Assets held for sale	2,112	2,157	777
Other current assets	2,302	2,193	2,509
Current assets	12,381	13,107	12,726

Property, plant and equipment - net	6,114	6,314	6,665
Goodwill	7,010	7,127	6,717
Other intangible assets - net	1,600	1,639	1,070
Investments in partially-owned affiliates	1,117	1,018	1,043
Noncurrent assets held for sale	684	630	—
Other noncurrent assets	2,801	2,969	2,611
Total assets	$31,707	$32,804	$30,832

Liabilities and Equity

Short-term debt	$1,075	$183	$986
Current portion of long-term debt	139	140	818
Accounts payable	4,584	5,270	5,592
Accrued compensation and benefits	864	1,124	1,017
Liabilities held for sale	1,706	1,801	321
Other current liabilities	3,019	3,176	3,069
Current liabilities	11,387	11,694	11,803

Long-term debt	6,322	6,357	4,866
Pension and postretirement benefits	833	865	736
Other noncurrent liabilities	1,870	2,132	1,466
Long-term liabilities	9,025	9,354	7,068

Commitments and contingencies (Note 18)

Redeemable noncontrolling interests	209	194	169

Common stock, $1.00 par value	711	707	703
Capital in excess of par value	2,809	2,669	2,431
Retained earnings	10,291	9,956	9,649
Treasury stock, at cost	(2,387)	(1,784)	(1,652)
Accumulated other comprehensive income (loss)	(601)	(237)	400
Shareholders’ equity attributable to Johnson Controls, Inc.	10,823	11,311	11,531
Noncontrolling interests	263	251	261
Total equity	11,086	11,562	11,792
Total liabilities and equity	$31,707	$32,804	$30,832

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2014	2013
Net sales
Products and systems*	$8,723	$8,605
Services*	1,943	1,969
	10,666	10,574
Cost of sales
Products and systems*	7,406	7,377
Services*	1,580	1,621
	8,986	8,998

Gross profit	1,680	1,576

Selling, general and administrative expenses	(1,034)	(1,038)
Net financing charges	(71)	(55)
Equity income	102	112

Income from continuing operations before income taxes	677	595

Income tax provision	131	111

Income from continuing operations	546	484

Income from discontinued operations, net of tax (Note 4)	—	18

Net income	546	502

Income from continuing operations attributable to noncontrolling interests	39	33

Net income attributable to Johnson Controls, Inc.	$507	$469

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income from continuing operations	$507	$451
Income from discontinued operations	—	18
Net income	$507	$469

Basic earnings per share attributable to Johnson Controls, Inc.
Continuing operations	$0.77	$0.67
Discontinued operations	—	0.03
Net income	$0.77	$0.70

Diluted earnings per share attributable to Johnson Controls, Inc.
Continuing operations	$0.76	$0.66
Discontinued operations	—	0.03
Net income	$0.76	$0.69

*
Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical services and Global Workplace Solutions.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended December 31,
	2014	2013

Net income	$546	$502

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(351)	(14)
Realized and unrealized losses on derivatives	(10)	(1)
Realized and unrealized losses on marketable common stock	—	(2)
Pension and postretirement plans	(3)	(1)

Other comprehensive loss	(364)	(18)

Total comprehensive income	182	484

Comprehensive income attributable to noncontrolling interests	39	33

Comprehensive income attributable to Johnson Controls, Inc.	$143	$451

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2014	2013
Operating Activities
Net income attributable to Johnson Controls, Inc.	$507	$469
Income attributable to noncontrolling interests	39	33
Net income	546	502
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	224	244
Pension and postretirement benefit expense (income)	(14)	9
Pension and postretirement contributions	(24)	(25)
Equity in earnings of partially-owned affiliates, net of dividends received	(92)	(74)
Deferred income taxes	96	14
Fair value adjustment of equity investment	—	(19)
Equity-based compensation	21	18
Other	(5)	(8)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	410	531
Inventories	(20)	(95)
Other assets	(129)	(41)
Restructuring reserves	(77)	(62)
Accounts payable and accrued liabilities	(702)	(929)
Accrued income taxes	(394)	(346)
Cash used by operating activities	(160)	(281)

Investing Activities
Capital expenditures	(262)	(345)
Sale of property, plant and equipment	14	21
Acquisition of businesses, net of cash acquired	(13)	(128)
Business divestitures	—	13
Changes in long-term investments	2	3
Other	5	5
Cash used by investing activities	(254)	(431)

Financing Activities
Increase in short-term debt - net	898	867
Increase in long-term debt	—	302
Repayment of long-term debt	(9)	(6)
Stock repurchases	(600)	(1,199)
Payment of cash dividends	(146)	(130)
Proceeds from the exercise of stock options	105	84
Other	(19)	4
Cash provided (used) by financing activities	229	(78)
Effect of exchange rate changes on cash and cash equivalents	(57)	(19)
Cash held for sale	1	(1)
Decrease in cash and cash equivalents	(241)	(810)
Cash and cash equivalents at beginning of period	409	1,055
Cash and cash equivalents at end of period	$168	$245
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2014. The results of operations for the three month period ended December 31, 2014 are not necessarily indicative of results for the Company’s 2015 fiscal year because of seasonal and other factors.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended December 31, 2014, September 30, 2014 and December 31, 2013, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three month periods ended December 31, 2014 and 2013 was not material. The VIE is named as a co-obligor under a third party debt agreement of $166 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $57 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	December 31, 2014	September 30, 2014	December 31, 2013

Current assets	$184	$218	$212
Noncurrent assets	136	138	140
Total assets	$320	$356	$352

Current liabilities	$155	$189	$171
Noncurrent liabilities	36	37	39
Total liabilities	$191	$226	$210

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fisca1 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $60 million, $59 million and $57 million at December 31, 2014, September 30, 2014 and December 31, 2013, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Restricted Cash

At December 31, 2014, September 30, 2014 and December 31, 2013, the Company held restricted cash of approximately $8 million, $4 million and $24 million, respectively, within cash and cash equivalents. These amounts were collected from customers for payment of maintenance costs under contract, and withdrawals are restricted for this purpose.

Retrospective Changes

Certain amounts for the three months ended December 31, 2013 have been revised to conform to the current year’s presentation.
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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU No. 2014-09 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption not permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 clarifies that companies should present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU No. 2013-11 was effective for the Company for the quarter ending December 31, 2014. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

3.	Acquisitions and Divestitures

In the first quarter of fiscal 2015, the Company completed two acquisitions for a combined purchase price, net of cash acquired, of $38 million, $9 million of which was paid in the three months ended December 31, 2014. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $9 million.

In the first quarter of fiscal 2015, the Company adjusted the purchase price allocation of the fiscal 2014 acquisition of Air Distribution Technologies Inc. (ADT). The adjustment was made as a result of a true-up to the purchase price in the amount of $4 million, all of which was paid in the three months ended December 31, 2014. Also, in connection with this acquisition, the Company recorded additional goodwill of $5 million in fiscal 2015 related to the purchase price allocations. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

In January 2015, the Company signed a definitive agreement to create a joint venture with Hitachi to expand its Building Efficiency product offerings. The formation of the joint venture is expected to close in the fourth quarter of fiscal 2015, pending regulatory approvals.

In January 2015, the Company signed an agreement to sell its interests in the Brookfield Johnson Controls joint ventures in Australia and Canada to Brookfield Asset Management. Estimated sales proceeds are $200 million and the transaction is expected to close in the second quarter of fiscal 2015, pending regulatory approvals.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

4.	Discontinued Operations

In the fourth quarter of fiscal 2013, the Company completed its divestiture of its Automotive Experience Electronics' HomeLink® product line to Gentex Corporation. In the second quarter of fiscal 2014, the Company announced that it had reached a definitive agreement to sell the remainder of the Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale closed on July 1, 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the Automotive Experience Electronics segment were reflected as held for sale in the consolidated statements of financial position at December 31, 2013.

There were no amounts classified as discontinued operations for the three month period ended December 31, 2014. The following table summarizes the results of the Automotive Experience Electronics business, reclassified as discontinued operations for the three month period ended December 31, 2013 (in millions):

Three Months Ended December 31,
2013

Net sales	$334

Income from discontinued operations before income taxes	36
Provision for income taxes on discontinued operations	15
Income from discontinued operations attributable to noncontrolling interests, net of tax	3
Income from discontinued operations, net of tax	$18

For the three months ended December 31, 2013, the effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to unbenefited foreign losses.

Assets and Liabilities Held for Sale

The Company has determined that certain of its businesses met the criteria to be classified as held for sale. The Automotive Experience Electronics segment and the headliner and sun visor product lines were classified as held for sale beginning September 30, 2013. The headliner and sun visor product lines and the Automotive Experience Electronics segment were sold during the third and fourth quarters of fiscal 2014, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

The following table summarizes the carrying value of the Electronics and headliner and sun visor assets and liabilities held for sale (in millions):

December 31, 2013

Cash and cash equivalents	$5
Accounts receivable - net	173
Inventories	134
Other current assets	62
Property, plant and equipment - net	167
Goodwill	74
Other intangible assets - net	60
Investments in partially-owned affiliates	31
Other noncurrent assets	71
Assets held for sale	$777

Short-term debt	$7
Accounts payable	227
Accrued compensation and benefits	32
Other current liabilities	41
Pension and postretirement benefits	11
Other noncurrent liabilities	3
Liabilities held for sale	$321

The headliner and sun visor product lines classified as held for sale were immaterial to the Company individually and in the aggregate, and did not constitute a distinguishable business in order to be classified as a discontinued operation.

In May 2014, the Company announced the signing of an agreement to form a global automotive interiors joint venture with Yanfeng Automotive Trim Systems. The formation of the joint venture is expected to close in the fourth quarter of fiscal 2015, pending regulatory approvals. As a result, a majority of the Automotive Experience Interiors business met the criteria to be classified as held for sale. Additionally, in September 2014, the Company announced its intention to divest its Global Workplace Solutions business and has determined that the business meets the criteria to be classified as held for sale.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

The following table summarizes the carrying value of the Interiors and Global Workplace Solutions asset and liabilities held for sale (in millions):

	December 31, 2014			September 30, 2014
	Interiors	Global Workplace Solutions	Total	Interiors	Global Workplace Solutions	Total

Cash and cash equivalents	$—	$19	$19	$—	$20	$20
Accounts receivable - net	509	756	1,265	596	723	1,319
Inventories	214	6	220	209	9	218
Other current assets	177	57	234	174	57	231
Property, plant and equipment - net	555	38	593	496	34	530
Goodwill	21	245	266	12	253	265
Other intangible assets - net	4	34	38	4	35	39
Investments in partially-owned affiliates	71	—	71	83	—	83
Other noncurrent assets	33	57	90	35	47	82
Assets held for sale	$1,584	$1,212	$2,796	$1,609	$1,178	$2,787

Short-term debt	$—	$6	$6	$—	$3	$3
Accounts payable	555	614	1,169	655	591	1,246
Accrued compensation and benefits	16	102	118	24	128	152
Other current liabilities	160	253	413	154	246	400
Liabilities held for sale	$731	$975	$1,706	$833	$968	$1,801

These divestitures could result in a gain or loss on sale to the extent the ultimate selling price differs from the carrying value of the net assets recorded for each business. The Interiors business classified as held for sale does not meet the criteria to be classified as a discontinued operation at December 31, 2014 primarily due to the Company's anticipated continuing involvement in these operations following a divestiture. The Global Workplace Solutions business classified as held for sale does not meet the criteria to be classified as a discontinued operation at December 31, 2014 primarily due to the uncertainty regarding the Company's potential continuing involvement in these operations following a divestiture and the status of transaction negotiations.

5.	Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $498 million, $507 million and $486 million at December 31, 2014, September 30, 2014 and December 31, 2013, respectively. Billings in excess of costs and earnings related to these contracts were $339 million, $363 million and $302 million at December 31, 2014, September 30, 2014 and December 31, 2013, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

6.	Inventories

Inventories consisted of the following (in millions):

	December 31, 2014	September 30, 2014	December 31, 2013

Raw materials and supplies	$1,096	$1,129	$1,112
Work-in-process	382	398	402
Finished goods	961	950	938
Inventories	$2,439	$2,477	$2,452

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine month period ended September 30, 2014 and the three month period ended December 31, 2014 were as follows (in millions):

	December 31, 2013	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2014

Building Efficiency
North America Systems and Service	$1,228	$—	$—	$—	$(1)	$1,227
Global Workplace Solutions	256	—	(253)	—	(3)	—
Asia	387	34	—	—	(7)	414
Other	1,004	837	—	(47)	(6)	1,788
Automotive Experience
Seating	2,678	—	—	—	(122)	2,556
Interiors	—	—	(12)	—	12	—
Power Solutions	1,164	4	—	—	(26)	1,142
Total	$6,717	$875	$(265)	$(47)	$(153)	$7,127

	September 30, 2014	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	December 31, 2014

Building Efficiency
North America Systems and Service	$1,227	$—	$—	$—	$(1)	$1,226
Asia	414	—	—	—	(10)	404
Other	1,788	5	—	—	(15)	1,778
Automotive Experience
Seating	2,556	—	—	—	(74)	2,482
Interiors	—	9	(9)	—	—	—
Power Solutions	1,142	—	—	—	(22)	1,120
Total	$7,127	$14	$(9)	$—	$(122)	$7,010

At December 31, 2013, accumulated goodwill impairment charges include $430 million related to the Automotive Experience Interiors segment. The nine months ended September 30, 2014 Building Efficiency Global Workplace Solutions business

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

divestiture amount includes $253 million of goodwill transferred to assets held for sale on the consolidated statement of financial position. The nine months ended September 30, 2014 Automotive Experience Interiors business divestiture amount includes $12 million of goodwill transferred to noncurrent assets held for sale on the consolidated statement of financial position. The three months ended December 31, 2014 Automotive Experience Interiors business divestiture amount includes $9 million of goodwill transferred to noncurrent assets held for sale on the consolidated statement of financial position. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

During the nine months ended September 30, 2014, as a result of recent operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Other - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Other - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Other - Latin America reporting unit had no remaining goodwill at September 30, 2014.

The Company's impairment testing in the fourth quarter of fiscal 2014 indicated that the estimated fair value of the Building Efficiency Other - Middle East reporting unit exceeded its corresponding carrying amount including goodwill by approximately 9%. Accordingly, the Company has not recognized any impairment of goodwill associated with this reporting unit, which as of December 31, 2014 had a goodwill balance of $85 million. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

The assumptions included in the impairment test required judgment, and changes to the inputs could impact the results of the calculation. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment test was the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	December 31, 2014			September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$85	$(57)	$28	$86	$(56)	$30	$91	$(52)	$39
Customer relationships	1,000	(172)	828	1,017	(161)	856	609	(149)	460
Miscellaneous	312	(113)	199	312	(106)	206	353	(99)	254
Total amortized intangible assets	1,397	(342)	1,055	1,415	(323)	1,092	1,053	(300)	753
Unamortized intangible assets
Trademarks/trade names	545	—	545	547	—	547	317	—	317
Total intangible assets	$1,942	$(342)	$1,600	$1,962	$(323)	$1,639	$1,370	$(300)	$1,070

Amortization of other intangible assets for the three month periods ended December 31, 2014 and 2013 was $24 million and $20 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2016, 2017, 2018, 2019 and 2020 will be approximately $89 million, $86 million, $83 million, $76 million and $69 million per year, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the three months ended December 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended December 31,
	2014	2013

Balance at beginning of period	$319	$256
Accruals for warranties issued during the period	67	70
Accruals related to pre-existing warranties (including changes in estimates)	1	1
Settlements made (in cash or in kind) during the period	(69)	(53)
Currency translation	(3)	—
Balance at end of period	$315	$274

9.	Significant Restructuring and Impairment Costs

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

The following table summarizes the changes in the Company’s restructuring reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Other	Currency Translation	Total

Balance at September 30, 2014	$415	$5	$(14)	$406
Utilized—cash	(68)	(1)	—	(69)
Utilized—noncash	—	—	(11)	(11)
Balance at December 31, 2014	$347	$4	$(25)	$326

The Company's restructuring plans include workforce reductions of approximately 20,600 employees (11,000 for the Automotive Experience business, 8,500 for the Building Efficiency business and 1,100 for the Power Solutions business).

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2014, approximately 14,800 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans include twenty-eight plant closures (nineteen for Automotive Experience, seven for Building Efficiency and two for Power Solutions). As of December 31, 2014, sixteen of the twenty-eight plants have been closed.

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

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended December 31, 2014 and 2013, the Company's effective tax rate for continuing operations was 19%. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials.

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

Uncertain Tax Positions

At September 30, 2014, the Company had gross tax effected unrecognized tax benefits of $1,655 million, of which $1,505 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2014 was approximately $106 million (net of tax benefit). The net change in interest and penalties during the three months ended December 31, 2014 and 2013 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the first quarter of fiscal 2015, the Company settled tax audits in multiple jurisdictions. The benefit of those settlements was substantially offset by a net tax provision recorded in the quarter where it was more likely than not that the losses would not be realized.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

In the U.S., fiscal years 2010 through 2012 are currently under exam by the Internal Revenue Service (IRS) and 2007 through 2009 are currently under IRS appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2012
Brazil	2004 - 2008, 2011 - 2012
Canada	2007 - 2012
France	2002 - 2013
Germany	2001 - 2012
Italy	2005 - 2009, 2011
Korea	2008 - 2012
Mexico	2003 - 2004, 2007 - 2013
Poland	2012 - 2013
Slovakia	2010 - 2013
United Kingdom	2011 - 2012

It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $50 million benefit to tax expense.

Impacts of Tax Legislation

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2014. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in December 2014 retroactive to the beginning of the Company's 2015 fiscal year.

During the first quarter of fiscal 2015, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	Pension Benefits
	U.S. Plans Three Months Ended December 31,		Non-U.S. Plans Three Months Ended December 31,
	2014	2013	2014	2013

Service cost	$8	$18	$9	$10
Interest cost	30	34	16	18
Expected return on plan assets	(45)	(51)	(19)	(19)
Curtailment gain	—	—	(13)	—
Net periodic benefit cost (credit)	$(7)	$1	$(7)	$9

	Postretirement Benefits
	Three Months Ended December 31,
	2014	2013

Service cost	$1	$1
Interest cost	2	3
Expected return on plan assets	(3)	(3)
Amortization of prior service credit	—	(2)
Net periodic benefit credit	$—	$(1)

The curtailment gain in the three months ended December 31, 2014 was the result of a lost contract in the Building Efficiency Global Workplace Solutions segment.

12.	Debt and Financing Arrangements

In November 2014 and December 2014, a $35 million and a $100 million committed revolving credit facility, respectively, expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2015 and a new $100 million committed revolving credit facility scheduled to expire in December 2015. As of December 31, 2014, there were no draws on either facility. In December 2014, the Company also terminated a $50 million committed revolving credit facility initially scheduled to mature in September 2015.

In December 2014, the Company entered into a nine-month, $500 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes.

In December 2014, the Company entered into a nine-month, $100 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes.

In December 2013, the Company entered into a five-year, 220 million euro, floating rate credit facility scheduled to mature in fiscal 2019. The Company drew on the full credit facility during the quarter ended December 31, 2013. Proceeds from the facility were used for general corporate purposes.

In December 2013, the Company entered into a nine-month, $500 million, floating rate term loan that matured in September 2014. Proceeds from the term loan were used for general corporate purposes.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three month periods ended December 31, 2014 and 2013 contained the following components (in millions):

	Three Months Ended December 31,
	2014	2013

Interest expense, net of capitalized interest costs	$71	$57
Banking fees and bond cost amortization	6	4
Interest income	(3)	(3)
Net foreign exchange results for financing activities	(3)	(3)
Net financing charges	$71	$55

13.	Earnings Per Share

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2014	2013
Income Available to Common Shareholders
Income from continuing operations	$507	$451
Income from discontinued operations	—	18
Basic and diluted income available to common shareholders	$507	$469

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	661.4	674.1
Effect of dilutive securities:
Stock options and unvested restricted stock	6.6	8.1
Diluted weighted average shares outstanding	668.0	682.2

Antidilutive Securities
Options to purchase common shares	0.2	0.2

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

During the three months ended December 31, 2014, the Company declared a dividend of $0.26 per common share, which was paid in the month subsequent to the end of this fiscal quarter. The Company declared a dividend of $0.22 per common share in the three months ended December 31, 2013, which was paid in the month subsequent to the end of the fiscal quarter.

14.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$11,311	$251	$11,562	$12,314	$260	$12,574
Total comprehensive income:
Net income	507	20	527	469	22	491
Foreign currency translation adjustments	(351)	—	(351)	(14)	—	(14)
Realized and unrealized losses on derivatives	(10)	—	(10)	(1)	—	(1)
Realized and unrealized losses on marketable common stock	—	—	—	(2)	—	(2)
Pension and postretirement plans	(3)	—	(3)	(1)	—	(1)
Other comprehensive loss	(364)	—	(364)	(18)	—	(18)
Comprehensive income	143	20	163	451	22	473

Other changes in equity:
Cash dividends—common stock	(172)	—	(172)	(147)	—	(147)
Dividends attributable to noncontrolling interests	—	(8)	(8)	—	(21)	(21)
Repurchases of common stock	(600)	—	(600)	(1,199)	—	(1,199)
Other, including options exercised	141	—	141	112	—	112
Ending balance, December 31	$10,823	$263	$11,086	$11,531	$261	$11,792

In November 2013, the Company's Board of Directors authorized a $3 billion increase in the Company's share repurchase program, which brought the total authorized amount under the repurchase program to $3.65 billion. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three month periods ended December 31, 2014 and 2013, the Company repurchased approximately $600 million and $1.2 billion of its common shares, respectively.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended December 31,
	2014	2013

Beginning balance, September 30	$194	$157
Net income	19	14
Dividends	(4)	(2)
Ending balance, December 31	$209	$169

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended December 31,
	2014	2013

Foreign currency translation adjustments
Balance at beginning of period	$(248)	$392
Aggregate adjustment for the period (net of tax effect of $2 and $6)	(351)	(14)
Balance at end of period	(599)	378

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	4	7
Current period changes in fair value (net of tax effect of $(5) and $0)	(9)	—
Reclassification to income (net of tax effect of $0) *	(1)	(1)
Balance at end of period	(6)	6

Realized and unrealized gains (losses) on marketable common stock
Balance at beginning of period	—	7
Current period changes in fair value (net of tax effect of $0)	—	(1)
Reclassification to income (net of tax effect of $0) **	—	(1)
Balance at end of period	—	5

Pension and postretirement plans
Balance at beginning of period	7	12
Reclassification to income (net of tax effect of $(1)) ***	(3)	(1)
Balance at end of period	4	11

Accumulated other comprehensive income (loss), end of period	$(601)	$400

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

*** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three months ended December 31, 2014, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses on the consolidated statement of income. For the three months ended December 31, 2013, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in cost of sales on the consolidated statement of income.

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At December 31, 2014, September 30, 2014 and December 31, 2013 the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

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

		Volume Outstanding as of
Commodity	Units	December 31, 2014	September 30, 2014	December 31, 2013

Copper	Pounds	11,070,000	9,536,000	12,070,000
Lead	Metric Tons	10,125	5,200	7,500
Aluminum	Metric Tons	890	—	1,693
Tin	Metric Tons	1,485	2,070	1,504

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2014, September 30, 2014 and December 31, 2013, the Company had hedged approximately 4.1 million, 4.4 million and 4.6 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

statements of income. In the second quarter of fiscal 2011, the Company entered into five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes which matured on March 1, 2014. In the fourth quarter of fiscal 2013, the Company entered into one fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.7% notes maturing March 1, 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes maturing January 15, 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 1, 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2, 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% coupon maturing July 15, 2017. There were thirteen interest rate swaps outstanding as of December 31, 2014 and September 30, 2014, and ten interest rate swaps outstanding as of December 31, 2013.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31, 2014	September 30, 2014	December 31, 2013	December 31, 2014	September 30, 2014	December 31, 2013
Other current assets
Foreign currency exchange derivatives	$38	$21	$21	$28	$13	$14
Commodity derivatives	—	—	5	—	—	—
Interest rate swaps	—	—	1	—	—	—
Cross-currency interest rate swaps	25	15	19	—	—	—
Other noncurrent assets
Interest rate swaps	2	2	4	—	—	—
Equity swap	—	—	—	196	192	236
Total assets	$65	$38	$50	$224	$205	$250

Other current liabilities
Foreign currency exchange derivatives	$49	$22	$24	$24	$11	$12
Commodity derivatives	7	3	1	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	125	451	—	—	—
Long-term debt
Fixed rate debt swapped to floating	1,651	1,649	928	—	—	—
Other noncurrent liabilities
Interest rate swaps	1	3	—	—	—	—
Total liabilities	$1,833	$1,802	$1,404	$24	$11	$12

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of December 31, 2014, September 30, 2014 and December 31, 2013, no cash collateral was received or pledged under the master netting agreements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets			Fair Value of Liabilities
	December 31, 2014	September 30, 2014	December 31, 2013	December 31, 2014	September 30, 2014	December 31, 2013
Gross amount recognized	$289	$243	$300	$1,857	$1,813	$1,416
Gross amount eligible for offsetting	(21)	(11)	(9)	(21)	(11)	(9)
Net amount	$268	$232	$291	$1,836	$1,802	$1,407

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three months ended December 31, 2014 and 2013 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2014	2013
Foreign currency exchange derivatives	Cost of sales	$1	$2
Commodity derivatives	Cost of sales	—	(1)
Total		$1	$1

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	December 31, 2014	September 30, 2014	December 31, 2013
Foreign currency exchange derivatives	$(7)	$—	$(4)
Commodity derivatives	(5)	(2)	3
Forward treasury locks	6	6	7
Total	$(6)	$4	$6

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2014	2013
Interest rate swaps	Net financing charges	$2	$—
Fixed rate debt swapped to floating	Net financing charges	(2)	—
Total		$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2014	2013
Foreign currency exchange derivatives	Cost of sales	$(2)	$(1)
Foreign currency exchange derivatives	Net financing charges	(2)	3
Equity swap	Selling, general and administrative	19	44
Total		$15	$46

The amount of gains recognized in CTA within AOCI on the effective portion of outstanding net investment hedges was $15 million, $9 million, and $11 million at December 31, 2014, September 30, 2014 and December 31, 2013, respectively. For the three months ended December 31, 2014 and 2013, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2014, September 30, 2014 and December 31, 2013 (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$66	$—	$66	$—
Cross-currency interest rate swap	25	—	25	—
Other noncurrent assets
Interest rate swaps	2	—	2	—
Investments in marketable common stock	4	4	—	—
Equity swap	196	196	—	—
Total assets	$293	$200	$93	$—
Other current liabilities
Foreign currency exchange derivatives	$73	$—	$73	$—
Commodity derivatives	7	—	7	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	—	125	—
Long-term debt
Fixed rate debt swapped to floating	1,651	—	1,651	—
Other noncurrent liabilities
Interest rate swaps	1	—	1	—
Total liabilities	$1,857	$—	$1,857	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2014, September 30, 2014 and December 31, 2013. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales or cost related to sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at December 31, 2014, September 30, 2014 and December 31, 2013.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes which matured on March 2014. In the fourth quarter of fiscal 2013, the Company entered into one fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.7% notes maturing March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% coupon maturing July 2017. There were thirteen interest rate swaps outstanding as of December 31, 2014 and September 30, 2014, and ten interest rate swaps outstanding as of December 31, 2013.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At December 31, 2014, September 30, 2014 and December 31, 2013, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There were no unrealized gains recorded in accumulated other comprehensive income on these investments as of December 31, 2014 and September 30, 2014. As of December 31, 2013, the Company recorded unrealized gains of $5 million in accumulated other comprehensive income. There were no unrealized losses recorded in accumulated other comprehensive income on these investments as of December 31, 2014, September 30, 2014 and December 31, 2013. During the quarter ended December 31, 2013, the Company sold certain marketable common stock for approximately $3 million. As a result, the Company recorded a $1 million realized gain within selling, general and administrative expenses in the Automotive Experience Seating segment.

Equity swaps – The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value on the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.9 billion, $6.8 billion and $6.0 billion at December 31, 2014, September 30, 2014 and December 31, 2013, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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
December 31, 2014
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

	Net Sales
	Three Months Ended December 31,
	2014	2013
Building Efficiency
North America Systems and Service	$1,017	$991
Global Workplace Solutions	1,042	1,077
Asia	494	510
Other	986	803
	3,539	3,381
Automotive Experience
Seating	4,135	4,279
Interiors	1,148	1,142
	5,283	5,421
Power Solutions	1,844	1,772
Total net sales	$10,666	$10,574

	Segment Income (Loss)
	Three Months Ended December 31,
	2014	2013
Building Efficiency
North America Systems and Service	$81	$67
Global Workplace Solutions	26	18
Asia	71	76
Other	9	(15)
	187	146
Automotive Experience
Seating	208	175
Interiors	35	22
	243	197
Power Solutions	318	307
Total segment income	$748	$650

Net financing charges	(71)	(55)

Income from continuing operations before income taxes	$677	$595

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
(unaudited)

18.	Commitments and Contingencies

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $23 million, $24 million and $24 million at December 31, 2014, September 30, 2014 and December 31, 2013, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At December 31, 2014, September 30, 2014 and December 31, 2013, the Company recorded conditional asset retirement obligations of $53 million, $52 million and $59 million, respectively.

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

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, of comprehensive income (loss), and of cash flows for the three-month periods ended December 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2014 and the related consolidated statements of income, of shareholders’ equity, of comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated November 19, 2014 (which included an explanatory paragraph with respect to the exclusion of Air Distribution Technologies, Inc. in the assessment of internal controls over financial reporting), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of September 30, 2014, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 30, 2015

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

The Company has made statements in this document that are forward-looking and, therefore, are subject to risks and uncertainties. All statements in this document other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls' control, that could cause Johnson Controls' actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include required regulatory approvals that are material conditions for proposed transactions to close, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial contracts, as well as other factors discussed in Item 1A of Part I of Johnson Controls' most recent Annual Report on Form 10-K for the year ended September 30, 2014. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are only made as of the date of this document, and Johnson Controls assumes no obligation, and disclaims any obligation, to update forward-looking statements to reflect events or circumstances occurring after the date of this document.

Overview

Johnson Controls is a global diversified technology and industrial leader serving customers in more than 150 countries. The Company creates quality products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advanced batteries for hybrid and electric vehicles; and seating and interior systems for automobiles.

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, the Company acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. The Company entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning and refrigeration equipment and services. In 2014, the Company acquired Air Distribution Technologies, Inc. (ADT), one of the largest independent providers of air distribution and ventilation products in North America.

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

The following information should be read in conjunction with the September 30, 2014 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2014. References in the following discussion and analysis to "Three Months" refer to the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Certain amounts for the three months ended December 31, 2013 have been revised to conform to the current year’s presentation. At March 31, 2014, the Company determined that its Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Outlook

On January 22, 2015, the Company announced that it expects fiscal 2015 second quarter earnings, excluding transaction and integration related costs, to be $0.74 - $0.76 per diluted share. The Company also reaffirmed its full fiscal 2015 guidance of $3.55 - $3.70 per diluted share, excluding transaction and integration related costs.

In May 2014, the Company announced the signing of an agreement to form a global automotive interiors joint venture with Yanfeng Automotive Trim Systems. The formation of the joint venture is expected to close in the fourth quarter of fiscal 2015, pending regulatory approvals.

In January 2015, the Company signed a definitive agreement to create a joint venture with Hitachi to expand its Building Efficiency product offerings. The formation of the joint venture is expected to close in the fourth quarter of fiscal 2015, pending regulatory approvals.

In January 2015, the Company signed an agreement to sell its interests in the Brookfield Johnson Controls joint ventures in Australia and Canada to Brookfield Asset Management. Estimated sales proceeds are $200 million and the transaction is expected to close in the second quarter of fiscal 2015, pending regulatory approvals.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at December 31, 2014 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, minimum pension contributions, debt maturities and any potential acquisitions during the remainder of fiscal 2015 will be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of December 31, 2014. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2014, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined in the Company’s debt financial covenants was $11.4 billion and there was a maximum of $267 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2015, the Company believes the long-term rate of return will approximate 7.50%, 4.40% and 5.75% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first three months of fiscal 2015, the Company made approximately $24 million in total pension contributions. In total, the Company expects to contribute approximately $64 million in cash to its defined benefit pension plans in fiscal 2015. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2015.

Net Sales

	Three Months Ended December 31,
(in millions)	2014	2013	Change

Net sales	$10,666	$10,574	1%

The increase in consolidated net sales for the three months ended December 31, 2014 was due to higher sales in the Building Efficiency business ($281 million), Power Solutions business ($142 million) and Automotive Experience business ($102 million), partially offset by the unfavorable impact of foreign currency translation ($433 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 5% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, incremental sales related to the prior year acquisition of ADT in the Building Efficiency business and higher global battery shipments were partially offset by lower volumes related to prior year business divestitures in Automotive Experience Interiors. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2014	2013	Change

Cost of sales	$8,986	$8,998	0%
Gross profit	1,680	1,576	7%
% of sales	15.8%	14.9%

Cost of sales decreased slightly as compared to the three month period ended December 31, 2013, while gross profit as a percentage of sales increased by 90 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, favorable commercial settlements and lower purchasing costs, partially offset by higher operating costs. Gross profit in the Building Efficiency business was favorably impacted by favorable margin rates and incremental operating income related to the ADT acquisition. Gross profit in the Power Solutions business was favorably impacted by higher volumes and lower operating costs, partially offset by unfavorable product mix including lead acquisition costs. Foreign currency translation had a favorable impact on cost of sales of approximately $393 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2014	2013	Change

Selling, general and administrative expenses	$1,034	$1,038	0%
% of sales	9.7%	9.8%

Selling, general and administrative expenses (SG&A) decreased slightly as compared to the three month period ended December 31, 2013, while SG&A as a percentage of sales decreased 10 basis points over the same period. The Building Efficiency business SG&A decreased primarily due to a pension curtailment gain resulting from a lost Global Workplace Solutions contract and lower employee related costs, partially offset by transaction and integration costs. The Power Solutions business SG&A decreased primarily due to cost reduction initiatives. The Automotive Experience business SG&A increased primarily due to a prior year gain on divestiture in the Automotive Experience Interiors segment and transaction costs. Foreign currency translation had a favorable impact on SG&A of $25 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2014	2013	Change

Net financing charges	$71	$55	29%

Net financing charges were higher for the three month period ended December 31, 2014 primarily due to higher average borrowing levels.

Equity Income

	Three Months Ended December 31,
(in millions)	2014	2013	Change

Equity income	$102	$112	-9%

The decrease in equity income for the three months ended December 31, 2014 was primarily due to a prior year gain on acquisition of a partially-owned affiliate in the Power Solutions business ($19 million), and lower income at certain Power Solutions and Building Efficiency partially-owned affiliates, partially offset by higher income at certain Automotive Experience partially-owned affiliates. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2014	2013	Change

Income tax provision	$131	$111	18%
Effective tax rate	19%	19%

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

For the three months ended December 31, 2014 and 2013, the Company's effective tax rate was 19%. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials.

In the first quarter of fiscal 2015, the Company settled tax audits in multiple jurisdictions. The benefit of those settlements was substantially offset by a net tax provision recorded in the quarter where it was more likely than not that the losses would not be realized.

In the first quarter of fiscal 2014, the Company determined that it was more likely than not that a deferred tax asset associated with a capital loss in Mexico would not be utilized. Therefore, the Company recorded a $21 million valuation allowance as income tax expense.

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million.

Income From Discontinued Operations, Net of Tax

	Three Months Ended December 31,
(in millions)	2014	2013	Change

Income from discontinued operations, net of tax	$—	$18	*
* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income from Continuing Operations Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2014	2013	Change

Income from continuing operations attributable to noncontrolling interests	$39	$33	18%

The increase in income from continuing operations attributable to noncontrolling interests for the three months ended December 31, 2014 was primarily due to higher income at certain Power Solutions partially-owned affiliates.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended December 31,
(in millions)	2014	2013	Change

Net income attributable to Johnson Controls, Inc.	$507	$469	8%

The increase in net income attributable to Johnson Controls, Inc. for the three months ended December 31, 2014 was primarily due to higher gross profit, partially offset by an increase in net financing charges, a decrease in equity income, an increase in the income tax provision and unfavorable impact of foreign currency translation. Diluted earnings per share attributable to Johnson Controls, Inc. for the three months ended December 31, 2014 was $0.76 compared to $0.69 for the three months ended December 31, 2013.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales Three Months Ended December 31,			Segment Income (Loss) Three Months Ended December 31,
(in millions)	2014	2013	Change	2014	2013	Change

North America Systems and Service	$1,017	$991	3%	$81	$67	21%
Global Workplace Solutions	1,042	1,077	-3%	26	18	44%
Asia	494	510	-3%	71	76	-7%
Other	986	803	23%	9	(15)	*
	$3,539	$3,381	5%	$187	$146	28%
* Measure not meaningful

Net Sales:

•
The increase in North America Systems and Service was due to higher volumes of equipment, controls systems and service ($33 million), partially offset by the unfavorable impact of foreign currency translation ($7 million).

•
The decrease in Global Workplace Solutions was due to the unfavorable impact of foreign currency translation ($57 million), partially offset by an increase in services to new and existing customers ($22 million).

•	The decrease in Asia was due to the unfavorable impact of foreign currency translation ($19 million), partially offset by higher volumes of controls systems and service ($3 million).

•
The increase in Other was due to incremental sales related to the ADT acquisition ($223 million), and higher volumes in Europe ($15 million) and unitary products ($9 million), partially offset by the unfavorable impact of foreign currency translation ($40 million) and lower volumes in Latin America ($24 million).

Segment Income:

•
The increase in North America Systems and Service was due to higher volumes ($9 million), net unfavorable prior year contract related charges ($9 million), and lower selling, general and administrative expenses ($4 million), partially offset by unfavorable margin rates ($4 million), current year transaction and integration costs ($3 million), and the unfavorable impact of foreign currency translation ($1 million).

•
The increase in Global Workplace Solutions was due to a current year pension curtailment gain ($13 million), favorable margin rates ($3 million) and higher volumes ($2 million), partially offset by current year transaction and integration costs ($7 million), and the unfavorable impact of foreign currency translation ($3 million).

•
The decrease in Asia was due to higher selling, general and administrative expenses ($8 million), the unfavorable impact of foreign currency translation ($3 million), and current year transaction and integration costs ($1 million), partially offset by favorable margin rates ($6 million) and higher volumes ($1 million).

•
The increase in Other was due to incremental operating income related to a business acquisition ($17 million), lower selling, general and administrative expenses ($8 million), and favorable margin rates ($7 million), partially offset by lower equity income ($3 million), current year transaction and integration costs ($3 million), and the unfavorable impact of foreign currency translation ($2 million).

Automotive Experience

	Net Sales Three Months Ended December 31,			Segment Income Three Months Ended December 31,
(in millions)	2014	2013	Change	2014	2013	Change

Seating	$4,135	$4,279	-3%	$208	$175	19%
Interiors	1,148	1,142	1%	35	22	59%
	$5,283	$5,421	-3%	$243	$197	23%

Net Sales:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($202 million), partially offset by higher volumes ($31 million), and favorable pricing and commercial settlements ($27 million).

•
The increase in Interiors was due to higher volumes ($182 million) and incremental sales related to a business acquisition ($9 million), partially offset by lower volumes related to a business divestiture ($93 million), unfavorable sales mix ($54 million) and the unfavorable impact of foreign currency translation ($38 million).

Segment Income:

•
The increase in Seating was due to net favorable pricing and commercial settlements ($18 million), higher equity income ($15 million), lower purchasing costs ($9 million), lower engineering expenses ($7 million), higher volumes ($4 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher operating costs ($21 million).

•
The increase in Interiors was due to higher volumes ($30 million), lower operating costs ($14 million), lower purchasing costs ($3 million), higher equity income ($2 million) and the favorable impact of foreign currency translation ($1 million), partially offset by unfavorable mix ($20 million), a prior year gain on a business divestiture ($9 million), current year transaction costs ($6 million), and net unfavorable pricing and commercial settlements ($2 million).

Power Solutions

	Three Months Ended December 31,
(in millions)	2014	2013	Change

Net sales	$1,844	$1,772	4%
Segment income	318	307	4%

•
Net sales increased due to higher sales volumes ($86 million), favorable pricing and product mix ($47 million), and the impact of higher lead costs on pricing ($9 million), partially offset by the unfavorable impact of foreign currency translation ($70 million).

•
Segment income increased due to higher volumes ($29 million), lower operating costs ($11 million), and lower selling, general and administrative expenses ($7 million), partially offset by a prior year gain on acquisition of a partially-owned affiliate ($19 million), the unfavorable impact of foreign currency translation ($8 million), unfavorable product mix including lead acquisition costs ($5 million) and lower equity income ($4 million).

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At December 31, 2014, the unearned backlog was $4.6 billion, or a 7% decrease compared to December 31, 2013. The Other, North America Systems and Service, and Asia segment backlogs decreased compared to prior year levels.

Financial Condition

Working Capital

(in millions)	December 31, 2014	September 30, 2014	Change	December 31, 2013	Change

Current assets	$12,381	$13,107		$12,726
Current liabilities	(11,387)	(11,694)		(11,803)
	994	1,413	-30%	923	8%

Less: Cash	(168)	(409)		(245)
Add: Short-term debt	1,075	183		986
Add: Current portion of long-term debt	139	140		818
Less: Assets held for sale	(2,112)	(2,157)		(777)
Add: Liabilities held for sale	1,706	1,801		321
Working capital (as defined)	$1,634	$971	68%	$2,026	-19%

Accounts receivable	$5,360	$5,871	-9%	$6,743	-21%
Inventories	2,439	2,477	-2%	2,452	-1%
Accounts payable	4,584	5,270	-13%	5,592	-18%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The increase in working capital at December 31, 2014 as compared to September 30, 2014 was primarily due to a decrease in accounts payable due to timing of supplier payments, lower accrued compensation and benefits primarily due to timing of incentive compensation payments and lower accrued income taxes due to timing of tax payments, partially offset by lower accounts receivable due to timing of customer receipts. Compared to December 31, 2013, excluding the impact of amounts classified as held for sale, the decrease was primarily due to lower accounts receivable due to timing of customer receipts and an increase in accounts payable primarily due to timing of supplier payments, partially offset by higher inventory to support higher sales levels.

•
The Company’s days sales in accounts receivable at December 31, 2014 were 58, higher than 54 at the comparable periods ended September 30, 2014 and December 31, 2013. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the three months ended December 31, 2014 were lower than the comparable period ended September 30, 2014 primarily due to higher inventory production. Inventory turns were lower than December 31, 2013 primarily due to higher inventory production to meet higher sales levels.

•	Days in accounts payable at December 31, 2014 were 70 days, lower than 74 and higher than 68 at the comparable periods ended September 30, 2014 and December 31, 2013, respectively.

Cash Flows

	Three Months Ended December 31,
(in millions)	2014	2013

Cash used by operating activities	$(160)	$(281)
Cash used by investing activities	(254)	(431)
Cash provided (used) by financing activities	229	(78)
Capital expenditures	(262)	(345)

•
The decrease in cash used by operating activities for the three months ended December 31, 2014 was primarily due to favorable changes in accounts payable and accrued liabilities, inventories and income tax payments, partially offset by unfavorable changes in accounts receivable and other assets.

•
The decrease in cash used by investing activities for the three months ended December 31, 2014 was primarily due to cash paid for business acquisitions in the prior year and lower capital expenditures in the current year.

•
The increase in cash provided by financing activities for the three months ended December 31, 2014 was primarily due to higher stock repurchases in the prior year, partially offset by the prior year increase in long-term debt.

•	The decrease in capital expenditures for the three months ended December 31, 2014 primary relates to prior year capacity increases and vertical integration efforts in the Power Solutions business.

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

Capitalization

(in millions)	December 31, 2014	September 30, 2014	Change	December 31, 2013	Change

Short-term debt	$1,075	$183		$986
Current portion of long-term debt	139	140		818
Long-term debt	6,322	6,357		4,866
Total debt	7,536	6,680	13%	6,670	13%

Shareholders’ equity attributable to Johnson Controls, Inc.	10,823	11,311	-4%	11,531	-6%

Total capitalization	$18,359	$17,991	2%	$18,201	1%

Total debt as a % of total capitalization	41%	37%		37%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At December 31, 2014, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro. Additionally, at December 31, 2014, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $135 million. As of December 31, 2014, facilities in the amount of 237 million euro are scheduled to expire in fiscal 2015 and facilities in the amount of $135 million are scheduled to expire in fiscal 2016. There were no draws on any of the revolving facilities as of December 31, 2014.

•
In December 2014, the Company entered into a nine-month, $500 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes.

•
In December 2014, the Company entered into a nine-month, $100 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes.

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

•
In January 2014, the Company entered into a one-year, $150 million, floating rate term loan scheduled to mature in January 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ended September 30, 2014.

•
In December 2013, the Company entered into a five-year, 220 million euro, floating rate credit facility scheduled to mature in fiscal 2019. The Company drew on the full credit facility during the quarter ended December 31, 2013. Proceeds from the facility were used for general corporate purposes.

•
In December 2013, the Company entered into a nine-month, $500 million, floating rate term loan scheduled to mature in September 2014. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ending September 30, 2014.

•
The Company also selectively makes use of short-term credit lines. The Company estimates that, as of December 31, 2014, it could borrow up to $1.0 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at December 31, 2014 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2015 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of December 31, 2014. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2014, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.4 billion and there was a maximum of $267 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU No. 2014-09 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption not permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 clarifies that companies should present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU No. 2013-11 was effective for the Company for the quarter ending December 31, 2014. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2014, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three months ended December 31, 2014.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $23 million, $24 million and $24 million at December 31, 2014, September 30, 2014 and December 31, 2013, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At December 31, 2014, September 30, 2014 and December 31, 2013, the Company recorded conditional asset retirement obligations of $53 million, $52 million and $59 million, respectively.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. In September 2013, the Company’s Board of Directors authorized up to an additional $500 million in stock repurchases of the Company’s outstanding common stock, and in November 2013, the Company's Board of Directors authorized an additional $3.0 billion under the stock repurchase program, both incremental to prior authorizations. Stock repurchases under the stock repurchase program may be made through open market, privately negotiated, or structured transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company spent approximately $1,249 million on repurchases under the stock repurchase program in fiscal 2014. As of December 31, 2014, the Company has spent approximately $600 million on repurchases under the stock repurchase program in fiscal 2015.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended December 31, 2014.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/14 - 10/31/14
Purchases by Company	—	$—	—	$2,400,629,831
11/1/14 - 11/30/14
Purchases by Company	11,138,432	$49.14	11,138,432	$1,853,246,449
12/1/14 - 12/31/14
Purchases by Company	1,050,396	$50.09	1,050,396	$1,800,629,872
10/1/14 - 10/31/14
Purchases by Citibank	—	—	—	NA
11/1/14 - 11/30/14
Purchases by Citibank	—	—	—	NA
12/1/14 - 12/31/14
Purchases by Citibank (1)	—	—	—	NA

(1)	In December 2014, Citibank reduced its holding of the Company's stock by 300,000 shares in connection with the Equity Swap Agreement.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 47 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: January 30, 2015	By:	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated January 30, 2015, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.