Form 10-Q
period 2015-03-31
JOHNSON CONTROLS INC
filed 2015-04-30
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2015
Common Stock: $1.00 par value per share	654,830,612

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	March 31, 2015	September 30, 2014	March 31, 2014
Assets

Cash and cash equivalents	$164	$409	$209
Accounts receivable - net	5,384	5,871	7,028
Inventories	2,414	2,477	2,516
Assets held for sale	1,969	2,157	816
Other current assets	2,262	2,193	2,490
Current assets	12,193	13,107	13,059

Property, plant and equipment - net	5,870	6,314	6,632
Goodwill	6,788	7,127	6,722
Other intangible assets - net	1,558	1,639	1,056
Investments in partially-owned affiliates	1,239	1,018	1,110
Noncurrent assets held for sale	693	630	—
Other noncurrent assets	2,709	2,969	2,638
Total assets	$31,050	$32,804	$31,217

Liabilities and Equity

Short-term debt	$1,321	$183	$1,375
Current portion of long-term debt	815	140	143
Accounts payable	4,640	5,270	6,042
Accrued compensation and benefits	815	1,124	996
Liabilities held for sale	1,511	1,801	333
Other current liabilities	2,870	3,176	3,263
Current liabilities	11,972	11,694	12,152

Long-term debt	5,448	6,357	4,733
Pension and postretirement benefits	785	865	726
Other noncurrent liabilities	1,861	2,132	1,464
Long-term liabilities	8,094	9,354	6,923

Commitments and contingencies (Note 18)

Redeemable noncontrolling interests	202	194	183

Common stock, $1.00 par value	713	707	704
Capital in excess of par value	2,895	2,669	2,565
Retained earnings	10,649	9,956	9,764
Treasury stock, at cost	(2,598)	(1,784)	(1,734)
Accumulated other comprehensive income (loss)	(1,076)	(237)	387
Shareholders’ equity attributable to Johnson Controls, Inc.	10,583	11,311	11,686
Noncontrolling interests	199	251	273
Total equity	10,782	11,562	11,959
Total liabilities and equity	$31,050	$32,804	$31,217

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales
Products and systems*	$8,292	$8,558	$17,015	$17,163
Services*	906	909	1,807	1,801
	9,198	9,467	18,822	18,964
Cost of sales
Products and systems*	7,004	7,406	14,410	14,783
Services*	621	589	1,230	1,203
	7,625	7,995	15,640	15,986

Gross profit	1,573	1,472	3,182	2,978

Selling, general and administrative expenses	(975)	(952)	(1,980)	(1,949)
Net financing charges	(69)	(56)	(140)	(111)
Equity income	82	73	184	185

Income from continuing operations before income taxes	611	537	1,246	1,103

Income tax provision	132	101	250	204

Net income from continuing operations	479	436	996	899

Income (loss) from discontinued operations, net of tax (Note 4)	78	(143)	107	(101)

Net income	557	293	1,103	798

Income from continuing operations attributable to noncontrolling interests	27	26	63	56

Income from discontinued operations attributable to noncontrolling interests	1	6	4	12

Net income attributable to Johnson Controls, Inc.	$529	$261	$1,036	$730

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income from continuing operations	$452	$410	$933	$843
Income (loss) from discontinued operations	77	(149)	103	(113)
Net income	$529	$261	$1,036	$730

Basic earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$0.69	$0.62	$1.42	$1.26
Discontinued operations	0.12	(0.22)	0.16	(0.17)
Net income **	$0.81	$0.39	$1.57	$1.09

Diluted earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$0.68	$0.61	$1.40	$1.25
Discontinued operations	0.12	(0.22)	0.15	(0.17)
Net income **	$0.80	$0.39	$1.56	$1.08

*	Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical services.
**	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net income	$557	$293	$1,103	$798

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(504)	(4)	(855)	(18)
Realized and unrealized gains (losses) on derivatives	7	(3)	(3)	(4)
Realized and unrealized losses on marketable common stock	—	(5)	—	(7)
Pension and postretirement plans	—	(1)	(3)	(2)

Other comprehensive loss	(497)	(13)	(861)	(31)

Total comprehensive income	60	280	242	767

Comprehensive income attributable to noncontrolling interests	6	32	45	68

Comprehensive income attributable to Johnson Controls, Inc.	$54	$248	$197	$699

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Operating Activities
Net income attributable to Johnson Controls, Inc.	$529	$261	$1,036	$730
Income from continuing operations attributable to noncontrolling interests	27	26	63	56
Income from discontinued operations attributable to noncontrolling interests	1	6	4	12
Net income	557	293	1,103	798
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	205	247	429	491
Pension and postretirement benefit expense (income)	(1)	7	(15)	16
Pension and postretirement contributions	(28)	(22)	(52)	(47)
Equity in earnings of partially-owned affiliates, net of dividends received	(77)	(71)	(169)	(145)
Deferred income taxes	152	(67)	248	(53)
Gain on divestitures	(200)	—	(200)	(9)
Fair value adjustment of equity investment	—	—	—	(19)
Equity-based compensation	25	23	46	41
Other	4	(8)	(1)	(7)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	(299)	(338)	111	193
Inventories	(81)	(66)	(101)	(161)
Other assets	22	(67)	(107)	(108)
Restructuring reserves	(68)	(62)	(145)	(124)
Accounts payable and accrued liabilities	246	552	(456)	(380)
Accrued income taxes	(97)	309	(491)	(37)
Cash provided by operating activities	360	730	200	449

Investing Activities
Capital expenditures	(294)	(257)	(556)	(602)
Sale of property, plant and equipment	3	28	17	49
Acquisition of businesses, net of cash acquired	(9)	—	(22)	(128)
Business divestitures, net of cash divested	141	—	141	13
Changes in long-term investments	(47)	3	(45)	6
Other	6	4	11	9
Cash used by investing activities	(200)	(222)	(454)	(653)

Financing Activities
Increase in short-term debt - net	267	392	1,165	1,259
Increase in long-term debt	—	—	—	302
Repayment of long-term debt	(131)	(810)	(140)	(816)
Stock repurchases	(210)	—	(810)	(1,199)
Payment of cash dividends	(171)	(146)	(317)	(276)
Proceeds from the exercise of stock options	57	33	162	117
Other	(34)	5	(53)	9
Cash (used) provided by financing activities	(222)	(526)	7	(604)
Effect of exchange rate changes on cash and cash equivalents	39	(20)	(18)	(39)
Cash held for sale	19	2	20	1
Decrease in cash and cash equivalents	(4)	(36)	(245)	(846)
Cash and cash equivalents at beginning of period	168	245	409	1,055
Cash and cash equivalents at end of period	$164	$209	$164	$209
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2014. The results of operations for the three and six month periods ended March 31, 2015 are not necessarily indicative of results for the Company’s 2015 fiscal year because of seasonal and other factors.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended March 31, 2015, September 30, 2014 and March 31, 2014, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three and six month periods ended March 31, 2015 and 2014 was not material. The VIE is named as a co-obligor under a third party debt agreement of $164 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $58 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	March 31, 2015	September 30, 2014	March 31, 2014

Current assets	$269	$218	$296
Noncurrent assets	134	138	137
Total assets	$403	$356	$433

Current liabilities	$200	$189	$195
Noncurrent liabilities	35	37	38
Total liabilities	$235	$226	$233

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fisca1 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $60 million, $59 million and $60 million at March 31, 2015, September 30, 2014 and March 31, 2014, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Restricted Cash

At March 31, 2015, September 30, 2014 and March 31, 2014, the Company held restricted cash of approximately $8 million, $4 million and $22 million, respectively, within cash and cash equivalents. These amounts were collected from customers for payment of maintenance costs under contract, and withdrawals are restricted for this purpose.

Retrospective Changes

At March 31, 2015, the Company determined that its Building Efficiency Global Workplace Solutions (GWS) segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

2.	New Accounting Standards

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

ASU No. 2015-03 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. ASU No. 2015-02 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard will be effective retrospectively for the Company for the quarter ending December 31, 2017; however in April 2015, the FASB proposed a one-year deferral of the standard. If the deferral is approved, the new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

In the first six months of fiscal 2015, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $47 million, $18 million of which was paid in the six months ended March 31, 2015. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $9 million.

In the first six months of fiscal 2015, the Company adjusted the purchase price allocation of the fiscal 2014 acquisition of Air Distribution Technologies Inc. (ADT). The adjustment was made as a result of a true-up to the purchase price in the amount of $4 million, all of which was paid in the six months ended March 31, 2015. Also, in connection with this acquisition, the Company recorded additional goodwill of $21 million in fiscal 2015 related to the purchase price allocations. In fiscal 2014, the Company recorded goodwill of $837 million in the Building Efficiency Other segment as a result of the ADT acquisition. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

In January 2015, the Company signed a definitive agreement to create a joint venture with Hitachi to expand its Building Efficiency product offerings. The formation of the joint venture is expected to close near the end of fiscal 2015, pending regulatory approvals.

On March 31, 2015, the Company announced that it had reached a definitive agreement to sell its GWS business to CBRE Group Inc., subject to regulatory and other approvals. Estimated proceeds are expected to be $1.475 billion and the sale is expected to close near the end of fiscal 2015. At March 31, 2015, the Company determined that the GWS segment met the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

criteria to be classified as a discontinued operation. Refer to Note 4, "Discontinued Operations," of the notes to the consolidated financial statements for further disclosure related to the Company's discontinued operations.

In the three months ended March 31, 2015, the Company completed the sale of its interests in two GWS joint ventures to Brookfield Asset Management, Inc. The selling price, net of cash divested, was $141 million, all of which was received as of March 31, 2015. In connection with the sale, the Company recorded a $200 million gain, $127 million net of tax, within income from discontinued operations, net of tax on the consolidated statements of income and reduced goodwill in assets held for sale by $20 million.

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

4.	Discontinued Operations

In the second quarter of fiscal 2015, the Company completed the sale of its interests in two GWS joint ventures to Brookfield Asset Management, Inc. On March 31, 2015, the Company announced that it had reached a definitive agreement to sell the remainder of the GWS business to CBRE Group Inc., subject to regulatory and other approvals. The agreement includes a 10-year strategic relationship between the Company and CBRE. The Company will be the preferred provider of HVAC equipment, building automation systems and related services to the portfolio of real estate and corporate facilities managed globally by CBRE and GWS. The Company also expects to engage GWS for facility management services. The annual cash flows resulting from these activities with the legacy GWS business are not expected to be significant. The sale is expected to close near the end of fiscal 2015.

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the GWS segment were reflected as held for sale in the consolidated statements of financial position at March 31, 2015 and September 30, 2014.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

The following table summarizes the results of GWS, reclassified as discontinued operations for the three and six month periods ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net sales	$803	$996	$1,845	$2,073

Income from discontinued operations before income taxes	227	36	269	65
Provision for income taxes on discontinued operations	149	9	162	17
Income from discontinued operations attributable to noncontrolling interests, net of tax	1	4	4	7
Income from discontinued operations	$77	$23	$103	$41

For the three and six months ended March 31, 2015, the income from discontinued operations before income taxes included a $200 million gain on divestiture of the Company's interest in two GWS joint ventures. For the three and six months ended March 31, 2015, the income from discontinued operations before income taxes included current year transaction costs of $10 million and $17 million, respectively.

For the three and six months ended March 31, 2015, the effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to a second quarter discrete non-cash tax charge of $67 million related to the change in the Company's assertion over reinvestment of foreign undistributed earnings as well as the tax consequences of the sale of the GWS joint ventures, partially offset by foreign tax rate differentials. For the three and six months ended March 31, 2014, the effective tax rate was less than the U.S. federal statutory rate of 35% primarily due to foreign tax rate differentials.

In the fourth quarter of fiscal 2013, the Company completed its divestiture of its Automotive Experience Electronics' HomeLink® product line to Gentex Corporation. In the second quarter of fiscal 2014, the Company announced that it had reached a definitive agreement to sell the remainder of the Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale closed on July 1, 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the Automotive Experience Electronics segment were reflected as held for sale in the consolidated statements of financial position at March 31, 2014.

There were no amounts related to the Automotive Experience Electronics business classified as discontinued operations for the three or six month periods ended March 31, 2015. The following table summarizes the results of the Automotive Experience Electronics business, classified as discontinued operations for the three and six month periods ended March 31, 2014 (in millions):

	Three Months Ended March 31,	Six Months Ended March 31,
	2014	2014

Net sales	$344	$678

Income from discontinued operations before income taxes	18	54
Provision for income taxes on discontinued operations	188	203
Income from discontinued operations attributable to noncontrolling interests, net of tax	2	5
Loss from discontinued operations	$(172)	$(154)

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

For the three and six months ended March 31, 2014, the effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to a second quarter discrete non-cash tax charge of $180 million related to the repatriation of foreign cash associated with the divestiture of the Electronics business and unbenefited foreign losses.

Assets and Liabilities Held for Sale

The Company has determined that certain of its businesses met the criteria to be classified as held for sale. In April 2015, the Company signed an agreement formally establishing the previously announced automotive interiors joint venture with Yanfeng Automotive Trim Systems. The formation of the joint venture is expected to close in the fourth quarter of fiscal 2015, pending regulatory approvals. At March 31, 2015, the Company determined certain product lines of the Automotive Experience Interiors segment which are not to be contributed to the aforementioned automotive interiors joint venture met the criteria to be classified as held for sale. As a result, a majority of the Automotive Experience Interiors business met the criteria to be classified as held for sale.

The following table summarizes the carrying value of the Interiors and GWS assets and liabilities held for sale (in millions):

	March 31, 2015			September 30, 2014
	Interiors	Global Workplace Solutions	Total	Interiors	Global Workplace Solutions	Total

Cash and cash equivalents	$—	$—	$—	$—	$20	$20
Accounts receivable - net	583	582	1,165	596	723	1,319
Inventories	219	6	225	209	9	218
Other current assets	175	80	255	174	57	231
Property, plant and equipment - net	583	26	609	496	34	530
Goodwill	21	216	237	12	253	265
Other intangible assets - net	3	18	21	4	35	39
Investments in partially-owned affiliates	58	—	58	83	—	83
Other noncurrent assets	36	56	92	35	47	82
Assets held for sale	$1,678	$984	$2,662	$1,609	$1,178	$2,787

Short-term debt	$18	$1	$19	$—	$3	$3
Accounts payable	633	425	1,058	655	591	1,246
Accrued compensation and benefits	42	71	113	24	128	152
Other current liabilities	165	156	321	154	246	400
Liabilities held for sale	$858	$653	$1,511	$833	$968	$1,801

These divestitures could result in a gain or loss on sale to the extent the ultimate selling price or contribution value differs from the carrying value of the net assets recorded for each business. The Interiors businesses classified as held for sale do not meet the criteria to be classified as a discontinued operation at March 31, 2015 primarily due to the Company's anticipated continuing involvement in these operations following a divestiture and the immateriality of certain product lines to the Company.

The Automotive Experience Electronics segment and the headliner and sun visor product lines were classified as held for sale beginning September 30, 2013. The headliner and sun visor product lines and the Automotive Experience Electronics segment were sold during the third and fourth quarters of fiscal 2014, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

The following table summarizes the carrying value of the Electronics and headliner and sun visor assets and liabilities held for sale (in millions):

March 31, 2014

Cash and cash equivalents	$3
Accounts receivable - net	214
Inventories	128
Other current assets	63
Property, plant and equipment - net	174
Goodwill	74
Other intangible assets - net	62
Investments in partially-owned affiliates	31
Other noncurrent assets	67
Assets held for sale	$816

Short-term debt	$5
Accounts payable	248
Accrued compensation and benefits	35
Other current liabilities	32
Pension and postretirement benefits	11
Other noncurrent liabilities	2
Liabilities held for sale	$333

The headliner and sun visor product lines classified as held for sale were immaterial to the Company individually and in the aggregate, and did not constitute a distinguishable business in order to be classified as a discontinued operation.

5.	Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $462 million, $507 million and $461 million at March 31, 2015, September 30, 2014 and March 31, 2014, respectively. Billings in excess of costs and earnings related to these contracts were $397 million, $363 million and $383 million at March 31, 2015, September 30, 2014 and March 31, 2014, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

6.	Inventories

Inventories consisted of the following (in millions):

	March 31, 2015	September 30, 2014	March 31, 2014

Raw materials and supplies	$1,062	$1,129	$1,170
Work-in-process	391	398	402
Finished goods	961	950	944
Inventories	$2,414	$2,477	$2,516

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six month period ended September 30, 2014 and the six month period ended March 31, 2015 were as follows (in millions):

	March 31, 2014	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2014

Building Efficiency
North America Systems and Service	$1,227	$—	$—	$—	$—	$1,227
Global Workplace Solutions	259	—	(253)	—	(6)	—
Asia	380	34	—	—	—	414
Other	1,009	837	—	(47)	(11)	1,788
Automotive Experience
Seating	2,686	—	—	—	(130)	2,556
Interiors	—	—	(12)	—	12	—
Power Solutions	1,161	6	—	—	(25)	1,142
Total	$6,722	$877	$(265)	$(47)	$(160)	$7,127

	September 30, 2014	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	March 31, 2015

Building Efficiency
North America Systems and Service	$1,227	$—	$—	$—	$(2)	$1,225
Asia	414	—	—	—	(12)	402
Other	1,788	21	—	—	(59)	1,750
Automotive Experience
Seating	2,556	—	—	—	(229)	2,327
Interiors	—	9	(9)	—	—	—
Power Solutions	1,142	—	—	—	(58)	1,084
Total	$7,127	$30	$(9)	$—	$(360)	$6,788

At March 31, 2014, accumulated goodwill impairment charges include $430 million related to the Automotive Experience Interiors segment. The six months ended September 30, 2014 GWS business divestiture amount includes $253 million of goodwill transferred to assets held for sale on the consolidated statement of financial position. The six months ended September

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

30, 2014 Automotive Experience Interiors business divestiture amount includes $12 million of goodwill transferred to noncurrent assets held for sale on the consolidated statement of financial position. The six months ended March 31, 2015 Automotive Experience Interiors business divestiture amount includes $9 million of goodwill transferred to noncurrent assets held for sale on the consolidated statement of financial position. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

During the six months ended September 30, 2014, as a result of recent operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Other - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Other - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Other - Latin America reporting unit had no remaining goodwill at September 30, 2014.

The Company's impairment testing in the fourth quarter of fiscal 2014 indicated that the estimated fair value of the Building Efficiency Other - Middle East reporting unit exceeded its corresponding carrying amount including goodwill by approximately 9%. Accordingly, the Company has not recognized any impairment of goodwill associated with this reporting unit, which as of March 31, 2015 had a goodwill balance of $85 million. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

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

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	March 31, 2015			September 30, 2014			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$82	$(58)	$24	$86	$(56)	$30	$91	$(54)	$37
Customer relationships	982	(180)	802	1,017	(161)	856	607	(157)	450
Miscellaneous	296	(107)	189	312	(106)	206	356	(104)	252
Total amortized intangible assets	1,360	(345)	1,015	1,415	(323)	1,092	1,054	(315)	739
Unamortized intangible assets
Trademarks/trade names	543	—	543	547	—	547	317	—	317
Total intangible assets	$1,903	$(345)	$1,558	$1,962	$(323)	$1,639	$1,371	$(315)	$1,056

Amortization of other intangible assets for the three month periods ended March 31, 2015 and 2014 was $22 million and $20 million, respectively. Amortization of other intangible assets for the six month periods ended March 31, 2015 and 2014 was $46 million and $40 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2016, 2017, 2018, 2019 and 2020 will be approximately $88 million, $84 million, $82 million, $75 million and $68 million per year, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the six months ended March 31, 2015 and 2014 were as follows (in millions):

	Six Months Ended March 31,
	2015	2014

Balance at beginning of period	$319	$256
Accruals for warranties issued during the period	136	159
Accruals related to pre-existing warranties (including changes in estimates)	(2)	—
Settlements made (in cash or in kind) during the period	(144)	(132)
Currency translation	(7)	—
Balance at end of period	$302	$283

9.	Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2014, the Company committed to a significant restructuring plan (2014 Plan) and recorded $324 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related primarily to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. Of the restructuring and impairment costs recorded, $130 million related to the Automotive Experience Interiors segment, $126 million related to the Building Efficiency Other segment, $29 million related to the Automotive Experience Seating segment, $16 million related to the Power Solutions segment, $12 million related to the Building Efficiency North America Systems and Service segment, $7 million related to Corporate and $4 million related to the Building Efficiency Asia segment. The restructuring actions are expected to be substantially complete in fiscal 2016.

Additionally, the Company recorded $53 million of restructuring and impairment costs within discontinued operations related to the Automotive Experience Electronics business in fiscal 2014.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

The following table summarizes the changes in the Company’s 2014 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$191	$134	$47	$5	$—	$377
Utilized—cash	(8)	—	—	—	—	(8)
Utilized—noncash	—	(134)	(47)	—	(6)	(187)
Balance at September 30, 2014	$183	$—	$—	$5	$(6)	$182
Utilized—cash	(34)	—	—	(2)	—	(36)
Utilized—noncash	—	—	—	—	(18)	(18)
Balance at March 31, 2015	$149	$—	$—	$3	$(24)	$128

In fiscal 2013, the Company committed to a significant restructuring plan (2013 Plan) and recorded $903 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. Of the restructuring and impairment costs recorded, $560 million related to the Automotive Experience Interiors segment, $152 million related to the Automotive Experience Seating segment, $95 million related to the Building Efficiency Other segment, $38 million related to the Building Efficiency North America Systems and Service segment, $36 million related to the Power Solutions segment, $17 million related to Corporate and $5 million related to the Building Efficiency Asia segment. The restructuring actions are expected to be substantially complete in fiscal 2016.

Additionally, the Company recorded $82 million of restructuring costs within discontinued operations, of which $54 million related to the GWS business and $28 million related to the Automotive Experience Electronics business in fiscal 2013.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

The following table summarizes the changes in the Company’s 2013 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$392	$156	$430	$7	$—	$985
Utilized—cash	(26)	—	—	—	—	(26)
Utilized—noncash	—	(156)	(430)	(4)	4	(586)
Transfer to liabilities held for sale	(31)	—	—	—	—	(31)
Balance at September 30, 2013	$335	$—	$—	$3	$4	$342
Utilized—cash	(144)	—	—	(3)	—	(147)
Utilized—noncash	—	—	—	—	(11)	(11)
Transfer from liabilities held for sale	31	—	—	—	—	31
Transfer to liabilities held for sale	(24)	—	—	—	—	(24)
Balance at September 30, 2014	$198	$—	$—	$—	$(7)	$191
Utilized—cash	(83)	—	—	—	—	(83)
Utilized—noncash	—	—	—	—	(13)	(13)
Balance at March 31, 2015	$115	$—	$—	$—	$(20)	$95

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

In fiscal 2012, the Company committed to a significant restructuring plan (2012 Plan) and recorded $271 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $101 million related to the Automotive Experience Seating segment, $64 million related to the Building Efficiency Other segment, $48 million related to the Automotive Experience Interiors segment, $37 million related to the Power Solutions segment, $12 million related to Corporate, $8 million related to the Building Efficiency North America Systems and Service segment, and $1 million related to the Building Efficiency Asia segment. The restructuring actions are expected to be substantially complete by the end of fiscal 2015.

Additionally, the Company recorded $26 million of restructuring costs within discontinued operations, of which $16 million related to the GWS business and $10 million related to the Automotive Experience Electronics business in fiscal 2012.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

The following table summarizes the changes in the Company’s 2012 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$237	$39	$21	$—	$297
Utilized—cash	(16)	—	(6)	—	(22)
Utilized—noncash	—	(39)	(8)	—	(47)
Balance at September 30, 2012	$221	$—	$7	$—	$228
Utilized—cash	(115)	—	(7)	—	(122)
Utilized—noncash	—	—	—	(2)	(2)
Balance at September 30, 2013	$106	$—	$—	$(2)	$104
Utilized—cash	(72)	—	—	—	(72)
Utilized—noncash	—	—	—	1	1
Balance at September 30, 2014	$34	$—	$—	$(1)	$33
Utilized—cash	(10)	—	—	—	(10)
Utilized—noncash	—	—	—	(3)	(3)
Balance at March 31, 2015	$24	$—	$—	$(4)	$20

The Company's fiscal 2014, 2013 and 2012 restructuring plans included workforce reductions of approximately 20,600 employees (11,000 for the Automotive Experience business, 8,500 for the Building Efficiency business and 1,100 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2015, approximately 15,900 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twenty-eight plant closures (twenty for Automotive Experience, six for Building Efficiency and two for Power Solutions). As of March 31, 2015, seventeen of the twenty-eight plants have been closed.

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

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and six months ended March 31, 2015, the Company's effective tax rate for continuing operations was 22% and 20%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials, partially offset by a tax rate change in Japan. For the three and six months ended March 31, 2014, the Company's effective tax rate for continuing operations was 19% for both periods. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

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

Uncertain Tax Positions

At September 30, 2014, the Company had gross tax effected unrecognized tax benefits of $1,655 million, of which $1,505 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2014 was approximately $106 million (net of tax benefit). The net change in interest and penalties during the six months ended March 31, 2015 and 2014 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

In the U.S., fiscal years 2010 through 2012 are currently under exam by the Internal Revenue Service (IRS) and 2007 through 2009 are currently under IRS appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2012 - 2014
Brazil	2004 - 2008, 2011 - 2012
Canada	2007 - 2012
France	2002 - 2013
Germany	2001 - 2012
Italy	2005 - 2009, 2011
Korea	2008 - 2012
Mexico	2003 - 2004, 2007 - 2013
Slovakia	2012
United Kingdom	2011 - 2012

It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $70 million benefit to tax expense.

Impacts of Tax Legislation

During the six months ended March 31, 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million. Tax legislation was also adopted in various other jurisdictions during the six month period ended March 31, 2015, and these changes did not have a material impact on the Company's consolidated financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

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

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Service cost	$7	$17	$15	$35
Interest cost	31	35	61	69
Expected return on plan assets	(45)	(52)	(90)	(103)
Amortization of prior service cost	—	1	—	1
Net periodic benefit cost (credit)	$(7)	$1	$(14)	$2

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Service cost	$6	$8	$13	$15
Interest cost	12	13	24	27
Expected return on plan assets	(13)	(13)	(26)	(27)
Net periodic benefit cost	$5	$8	$11	$15

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Service cost	$—	$1	$1	$2
Interest cost	3	3	5	6
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service credit	(1)	(1)	(1)	(3)
Net periodic benefit credit	$(1)	$—	$(1)	$(1)

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

12.	Debt and Financing Arrangements

In March 2015, the Company retired $125 million in principal amount, plus accrued interest, of its 7.7% fixed rate notes that matured in March 2015.

In February 2015, the Company entered into a seven-month, $150 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes.

In January 2015, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2016. The Company drew on the full credit facility during the quarter ended March 31, 2015. Proceeds from the revolving credit facility were used for general corporate purposes.

In November 2014 and December 2014, a $35 million and a $100 million committed revolving credit facility, respectively, expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2015 and a new $100 million committed revolving credit facility scheduled to expire in December 2015. As of March 31, 2015, there were no draws on either facility. In December 2014, the Company also terminated a $50 million committed revolving credit facility initially scheduled to mature in September 2015.

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

In March 2014, the Company entered into a nine-month, $150 million, floating rate term loan that matured in December 2014. Proceeds from the term loan were used for general corporate purposes. The loan was repaid during the quarter ended June 30, 2014.

In March 2014, the Company retired $450 million in principal amount, plus accrued interest, of its 1.75% fixed rate notes that matured March 2014.

In February 2014, the Company retired $350 million in principal amount, plus accrued interest, of its floating rate notes that matured February 2014.

In January 2014, the Company entered into a one-year, $150 million, floating rate term loan that matured in January 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ended September 30, 2014.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and six month periods ended March 31, 2015 and 2014 contained the following components (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Interest expense, net of capitalized interest costs	$72	$56	$143	$113
Banking fees and bond cost amortization	6	5	12	9
Interest income	(1)	(2)	(4)	(5)
Net foreign exchange results for financing activities	(8)	(3)	(11)	(6)
Net financing charges	$69	$56	$140	$111

13.	Earnings Per Share

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Income Available to Common Shareholders
Income from continuing operations	$452	$410	$933	$843
Income (loss) from discontinued operations	77	(149)	103	(113)
Basic and diluted income available to common shareholders	$529	$261	$1,036	$730

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	654.4	663.8	657.9	669.0
Effect of dilutive securities:
Stock options and unvested restricted stock	6.8	8.0	6.8	8.0
Diluted weighted average shares outstanding	661.2	671.8	664.7	677.0

Antidilutive Securities
Options to purchase common shares	0.5	0.2	0.4	0.2

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

During the three months ended March 31, 2015 and 2014, the Company declared a dividend of $0.26 and $0.22, respectively, per common share. During the six months ended March 31, 2015 and 2014, the Company declared two quarterly dividends totaling $0.52 and $0.44, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

14.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, December 31	$10,823	$263	$11,086	$11,531	$261	$11,792
Total comprehensive income:
Net income	529	16	545	261	24	285
Foreign currency translation adjustments	(481)	(3)	(484)	(4)	—	(4)
Realized and unrealized gains (losses) on derivatives	6	—	6	(3)	—	(3)
Realized and unrealized losses on marketable common stock	—	—	—	(5)	—	(5)
Pension and postretirement plans	—	—	—	(1)	—	(1)
Other comprehensive loss	(475)	(3)	(478)	(13)	—	(13)
Comprehensive income	54	13	67	248	24	272

Other changes in equity:
Cash dividends—common stock	(170)	—	(170)	(146)	—	(146)
Dividends attributable to noncontrolling interests	—	(8)	(8)	—	(6)	(6)
Repurchases of common stock	(210)	—	(210)	—	—	—
Other, including options exercised	86	(69)	17	53	(6)	47
Ending balance, March 31	$10,583	$199	$10,782	$11,686	$273	$11,959

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

	Six Months Ended March 31, 2015			Six Months Ended March 31, 2014
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$11,311	$251	$11,562	$12,314	$260	$12,574
Total comprehensive income:
Net income	1,036	36	1,072	730	46	776
Foreign currency translation adjustments	(832)	(3)	(835)	(18)	—	(18)
Realized and unrealized losses on derivatives	(4)	—	(4)	(4)	—	(4)
Realized and unrealized losses on marketable common stock	—	—	—	(7)	—	(7)
Pension and postretirement plans	(3)	—	(3)	(2)	—	(2)
Other comprehensive loss	(839)	(3)	(842)	(31)	—	(31)
Comprehensive income	197	33	230	699	46	745

Other changes in equity:
Cash dividends—common stock	(342)	—	(342)	(293)	—	(293)
Dividends attributable to noncontrolling interests	—	(16)	(16)	—	(27)	(27)
Repurchases of common stock	(810)	—	(810)	(1,199)	—	(1,199)
Other, including options exercised	227	(69)	158	165	(6)	159
Ending balance, March 31	$10,583	$199	$10,782	$11,686	$273	$11,959

In November 2013, the Company's Board of Directors authorized a $3 billion increase in the Company's share repurchase program, which brought the total authorized amount under the repurchase program to $3.65 billion. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three month periods ended March 31, 2015, the Company repurchased approximately $210 million of its common shares. For the six month periods ended March 31, 2015 and 2014, the Company repurchased approximately $810 million and $1.2 billion of its common shares, respectively.

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended March 31,
	2015	2014

Beginning balance, December 31	$209	$169
Net income	12	8
Foreign currency translation adjustments	(20)	—
Realized and unrealized gains on derivatives	1	—
Other	—	6
Ending balance, March 31	$202	$183

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

	Six Months Ended March 31,
	2015	2014

Beginning balance, September 30	$194	$157
Net income	31	22
Foreign currency translation adjustments	(20)	—
Realized and unrealized gains on derivatives	1	—
Dividends	(4)	(2)
Other	—	6
Ending balance, March 31	$202	$183

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended March 31,
	2015	2014

Foreign currency translation adjustments
Balance at beginning of period	$(599)	$378
Aggregate adjustment for the period (net of tax effect of $(4) and $0)	(481)	(4)
Balance at end of period	(1,080)	374

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(6)	6
Current period changes in fair value (net of tax effect of $1 and $(2))	4	(2)
Reclassification to income (net of tax effect of $1 and $0) *	2	(1)
Balance at end of period	—	3

Realized and unrealized gains (losses) on marketable common stock
Balance at beginning of period	—	5
Reclassification to income (net of tax effect of $0 and $(2)) **	—	(5)
Balance at end of period	—	—

Pension and postretirement plans
Balance at beginning of period	4	11
Reclassification to income (net of tax effect of $0) ***	(1)	(2)
Other changes (net of tax effect of $0)	1	1
Balance at end of period	4	10

Accumulated other comprehensive income (loss), end of period	$(1,076)	$387

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

	Six Months Ended March 31,
	2015	2014

Foreign currency translation adjustments
Balance at beginning of period	$(248)	$392
Aggregate adjustment for the period (net of tax effect of $(2) and $6)	(832)	(18)
Balance at end of period	(1,080)	374

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	4	7
Current period changes in fair value (net of tax effect of $(4) and $(2))	(5)	(2)
Reclassification to income (net of tax effect of $1 and $0) *	1	(2)
Balance at end of period	—	3

Realized and unrealized gains (losses) on marketable common stock
Balance at beginning of period	—	7
Current period changes in fair value (net of tax effect of $0 and $(2))	—	(1)
Reclassification to income (net of tax effect of $0 and $(2)) **	—	(6)
Balance at end of period	—	—

Pension and postretirement plans
Balance at beginning of period	7	12
Reclassification to income (net of tax effect of $(1) and $(1)) ***	(4)	(3)
Other changes (net of tax effect of $0)	1	1
Balance at end of period	4	10

Accumulated other comprehensive income (loss), end of period	$(1,076)	$387

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

*** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three and six months ended March 31, 2015, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses and income from discontinued operations, net of tax on the consolidated statement of income. For the three and six months ended March 31, 2014, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in cost of sales and income from discontinued operations, net of tax on the consolidated statement of income.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income (AOCI) account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2015, September 30, 2014 and March 31, 2014 the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

The Company uses commodity contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. The maturities of the commodity contracts coincide with the expected purchase of the commodities. The Company had the following outstanding commodity hedge contracts that hedge forecasted purchases:

		Volume Outstanding as of
Commodity	Units	March 31, 2015	September 30, 2014	March 31, 2014

Copper	Pounds	7,805,000	9,536,000	15,950,000
Lead	Metric Tons	10,952	5,200	—
Aluminum	Metric Tons	1,830	—	493
Tin	Metric Tons	1,000	2,070	957

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of March 31, 2015, September 30, 2014 and March 31, 2014, the Company had hedged approximately 4.1 million, 4.4 million and 4.6 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes that matured in March 2014. In the fourth quarter of fiscal 2013, the Company entered into one fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.7% notes that matured in March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% coupon maturing July 2017. There were twelve interest rate swaps outstanding as of March 31, 2015, thirteen interest rate swaps outstanding as of September 30, 2014 and five interest rate swaps outstanding as of March 31, 2014.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31, 2015	September 30, 2014	March 31, 2014	March 31, 2015	September 30, 2014	March 31, 2014
Other current assets
Foreign currency exchange derivatives	$50	$21	$14	$28	$13	$6
Commodity derivatives	—	—	3	—	—	—
Interest rate swaps	2	—	—	—	—	—
Cross-currency interest rate swaps	20	15	11	—	—	—
Other noncurrent assets
Interest rate swaps	2	2	3	—	—	—
Equity swap	—	—	—	205	192	218
Total assets	$74	$38	$31	$233	$205	$224

Other current liabilities
Foreign currency exchange derivatives	$50	$22	$17	$22	$11	$2
Commodity derivatives	7	3	3	—	—	—
Cross-currency interest rate swaps	—	—	1	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	125	125	—	—	—
Long-term debt
Fixed rate debt swapped to floating	853	1,649	803	—	—	—
Other noncurrent liabilities
Interest rate swaps	—	3	—	—	—	—
Total liabilities	$1,711	$1,802	$949	$22	$11	$2

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of March 31, 2015, September 30, 2014 and March 31, 2014, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets			Fair Value of Liabilities
	March 31, 2015	September 30, 2014	March 31, 2014	March 31, 2015	September 30, 2014	March 31, 2014
Gross amount recognized	$307	$243	$255	$1,733	$1,813	$951
Gross amount eligible for offsetting	(25)	(11)	(12)	(25)	(11)	(12)
Net amount	$282	$232	$243	$1,708	$1,802	$939

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three and six months ended March 31, 2015 and 2014 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2015	2014	2015	2014
Foreign currency exchange derivatives	Cost of sales	$(2)	$(1)	$(1)	$1
Commodity derivatives	Cost of sales	(2)	1	(2)	—
Forward treasury locks	Net financing charges	1	1	1	1
Total		$(3)	$1	$(2)	$2

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	March 31, 2015	September 30, 2014	March 31, 2014
Foreign currency exchange derivatives	$1	$—	$(3)
Commodity derivatives	(6)	(2)	—
Forward treasury locks	5	6	6
Total	$—	$4	$3

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2015	2014	2015	2014
Interest rate swaps	Net financing charges	$3	$(2)	$5	$(2)
Fixed rate debt swapped to floating	Net financing charges	(3)	2	(5)	2
Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2015	2014	2015	2014
Foreign currency exchange derivatives	Cost of sales	$(1)	$3	$(3)	$2
Foreign currency exchange derivatives	Net financing charges	2	7	—	10
Equity swap	Selling, general and administrative	8	(18)	27	26
Total		$9	$(8)	$24	$38

The amount of gains recognized in CTA within AOCI on the effective portion of outstanding net investment hedges was $12 million, $9 million and $6 million at March 31, 2015, September 30, 2014 and March 31, 2014, respectively. For the three and six months ended March 31, 2015 and 2014, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2015, September 30, 2014 and March 31, 2014 (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$78	$—	$78	$—
Cross-currency interest rate swap	20	—	20	—
Interest rate swaps	2	—	2	—
Other noncurrent assets
Interest rate swaps	2	—	2	—
Investments in marketable common stock	5	5	—	—
Equity swap	205	205	—	—
Total assets	$312	$210	$102	$—
Other current liabilities
Foreign currency exchange derivatives	$72	$—	$72	$—
Commodity derivatives	7	—	7	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	—	801	—
Long-term debt
Fixed rate debt swapped to floating	853	—	853	—
Total liabilities	$1,733	$—	$1,733	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$34	$—	$34	$—
Cross-currency interest rate swaps	15	—	15	—
Other noncurrent assets
Interest rate swaps	2	—	2	—
Investments in marketable common stock	4	4	—	—
Equity swap	192	192	—	—
Total assets	$247	$196	$51	$—
Other current liabilities
Foreign currency exchange derivatives	$33	$—	$33	$—
Commodity derivatives	3	—	3	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	—	125	—
Long-term debt
Fixed rate debt swapped to floating	1,649	—	1,649	—
Other noncurrent liabilities
Interest rate swaps	3	—	3	—
Total liabilities	$1,813	$—	$1,813	$—

	Fair Value Measurements Using:
	Total as of March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$—	$20	$—
Commodity derivatives	3	—	3	—
Cross-currency interest rate swap	11	—	11	—
Other noncurrent assets
Interest rate swaps	3	—	3	—
Investments in marketable common stock	3	3	—	—
Equity swap	218	218	—	—
Total assets	$258	$221	$37	$—
Other current liabilities
Foreign currency exchange derivatives	$19	$—	$19	$—
Commodity derivatives	3	—	3	—
Cross-currency interest rate swap	1	—	1	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	—	125	—
Long-term debt
Fixed rate debt swapped to floating	803	—	803	—
Total liabilities	$951	$—	$951	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2015, September 30, 2014 and March 31, 2014. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at March 31, 2015, September 30, 2014 and March 31, 2014.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes that matured in March 2014. In the fourth quarter of fiscal 2013, the Company entered into one fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.7% notes that matured in March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% coupon maturing July 2017. There were twelve interest rate swaps outstanding as of March 31, 2015, thirteen interest rate swaps outstanding as of September 30, 2014 and five interest rate swaps outstanding as of March 31, 2014.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2015, September 30, 2014 and March 31, 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There were no unrealized gains or losses recorded in accumulated other comprehensive income on these investments as of March 31, 2015, September 30, 2014 and March 31, 2014. During the six months ended March 31, 2014, the Company sold certain marketable common stock for approximately $25 million. As a result, the Company recorded $8 million of realized gains within selling, general and administrative expenses in the Automotive Experience Seating segment.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.8 billion, $6.8 billion and $5.2 billion at March 31, 2015, September 30, 2014 and March 31, 2014, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

17.	Segment Information

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has six reportable segments for financial reporting purposes. The Company’s six reportable segments are presented in the context of its three primary businesses – Building Efficiency, Automotive Experience and Power Solutions.

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

Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans. General corporate and other overhead expenses are allocated to business segments in determining segment income. As mentioned above, the previously reported GWS segment met the criteria to be classified as a discontinued operation, and general corporate overhead was not allocated to discontinued operations. The Company reported discontinued operations through retrospective

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

application to all periods presented, resulting in general corporate allocation changes between the segments in the prior periods. Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Building Efficiency
North America Systems and Service	$1,019	$1,024	$2,036	$2,015
Asia	422	449	916	959
Other	936	807	1,922	1,610
	2,377	2,280	4,874	4,584
Automotive Experience
Seating	4,141	4,514	8,276	8,793
Interiors	1,092	1,109	2,240	2,251
	5,233	5,623	10,516	11,044
Power Solutions	1,588	1,564	3,432	3,336
Total net sales	$9,198	$9,467	$18,822	$18,964

	Segment Income (Loss)
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Building Efficiency
North America Systems and Service	$107	$100	$186	$166
Asia	49	54	119	129
Other	10	(27)	18	(43)
	166	127	323	252
Automotive Experience
Seating	229	229	430	399
Interiors	21	3	54	23
	250	232	484	422
Power Solutions	264	234	579	540
Total segment income	$680	$593	$1,386	$1,214

Net financing charges	(69)	(56)	(140)	(111)

Income from continuing operations before income taxes	$611	$537	$1,246	$1,103

18.	Commitments and Contingencies

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $22 million, $24 million and $24 million at March 31, 2015, September 30, 2014 and March 31, 2014, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)

parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At March 31, 2015, September 30, 2014 and March 31, 2014, the Company recorded conditional asset retirement obligations of $64 million, $52 million and $58 million, respectively.

The Company is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other casualty matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, it is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Johnson Controls, Inc.

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of income, of comprehensive income (loss), and of cash flows for the three-month and six-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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
April 30, 2015

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

The Building Efficiency business is a global market leader in designing, producing, marketing and installing integrated heating, ventilating and air conditioning (HVAC) systems, building management systems, controls, security and mechanical equipment. In addition, the Building Efficiency business provides technical services and energy management consulting. The Company also provides residential air conditioning and heating systems and industrial refrigeration products.

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

The following information should be read in conjunction with the September 30, 2014 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual

Report on Form 10-K for the year ended September 30, 2014. References in the following discussion and analysis to "Three Months" refer to the three months ended March 31, 2015 compared to the three months ended March 31, 2014, while references to "Year-to-Date" refer to the six months ended March 31, 2015 compared to the six months ended March 31, 2014.

At March 31, 2015, the Company determined that its Building Efficiency Global Workplace Solutions (GWS) segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Outlook

On April 23, 2015, the Company announced that it is providing updated guidance now that the GWS business is being reported as a discontinued operation. Previously, the Company provided full year earnings guidance of $3.55 - $3.70 per diluted share, including the GWS contribution of approximately $0.20 per diluted share. With GWS reported as a discontinued operation, the Company updated its full year earnings guidance from continuing operations to $3.30 - $3.45 per diluted share. The updated guidance assumes a euro / dollar conversion at $1.05 and improved operating efficiencies. The Company also reaffirmed its full fiscal year guidance for segment margin improvements in all three of its businesses. For the third quarter of fiscal 2015, the Company provided earnings guidance from continuing operations of $0.90 to $0.92 per diluted share.

In April 2015, the Company signed an agreement formally establishing the previously announced automotive interiors joint venture with Yanfeng Automotive Trim Systems. The formation of the joint venture is expected to close in the fourth quarter of fiscal 2015, pending regulatory approvals.

In March 2015, the Company signed a definitive agreement to sell its GWS business to CBRE Group, Inc. for $1.475 billion. The transaction is expected to close near the end of fiscal 2015, pending regulatory approvals.

In January 2015, the Company signed a definitive agreement to create a joint venture with Hitachi to expand its Building Efficiency product offerings. The formation of the joint venture is expected to close near the end of fiscal 2015, pending regulatory approvals.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at March 31, 2015 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, minimum pension contributions, debt maturities and any potential acquisitions during the remainder of fiscal 2015 will be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of March 31, 2015. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2015, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined in the Company’s debt financial covenants was $11.7 billion and there was a maximum of $236 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2015, the Company believes the long-term rate of return will approximate 7.50%, 4.40% and 5.75% for U.S. pension, non-U.S. pension and postretirement plans, respectively. As a result of the updated U.S. mortality tables and mortality improvement scales by the Society of Actuaries, the mortality assumptions expected to be used to calculate the Company’s U.S. pension and postretirement liabilities at the end of fiscal 2015 are estimated to result in a mark-to-market charge in the fourth quarter of fiscal 2015 ranging from $150 million to $200 million. During the first six months of fiscal 2015, the Company made approximately $52 million in total pension contributions. In total, the Company expects to contribute approximately $64 million in cash to its defined benefit pension plans in fiscal 2015. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2015.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to significant restructuring plans in fiscal 2014, 2013 and 2012 and recorded $324 million, $903 million and $271 million, respectively, of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The Company currently estimates that upon completion of the restructuring actions, the fiscal 2014, 2013 and 2012 restructuring plans will reduce annual operating costs from continuing operations by approximately $175 million, $350 million and $265 million, respectively, which is primarily the result of lower cost of sales due to reduced employee-related costs and lower depreciation and amortization expense. The Company expects a portion of these savings, net of execution costs, will be achieved over the next year and the full annual benefit of these actions is expected in fiscal 2016. For fiscal 2015, the savings from continuing operations, net of execution costs, are expected to approximate 85% of the expected annual operating cost reduction. The restructuring actions are expected to be substantially complete by the end of fiscal 2015. The respective year’s restructuring plan reserve balances of $128 million, $95 million and $20 million, respectively, at March 31, 2015 are expected to be paid in cash.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Net sales	$9,198	$9,467	-3%	$18,822	$18,964	-1%

The decrease in consolidated net sales for the three months ended March 31, 2015 was due to the unfavorable impact of foreign currency translation ($675 million), partially offset by higher sales in the Building Efficiency business ($200 million), Power Solutions business ($132 million) and Automotive Experience business ($74 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 4% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, incremental sales related to the prior year acquisition of ADT in the Building Efficiency business and higher global battery shipments in the Power Solutions business were partially offset by lower volumes related to prior year business divestitures in Automotive Experience Interiors. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

The decrease in consolidated net sales for the six months ended March 31, 2015 was due to the unfavorable impact of foreign currency translation ($1,051 million), partially offset by higher sales in the Building Efficiency business ($459 million), Power Solutions business ($274 million) and Automotive Experience business ($176 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 5% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, incremental sales related to the prior year acquisition of ADT in the Building Efficiency business and higher global battery shipments in the Power Solutions business were partially offset by lower volumes related to prior year business divestitures in Automotive Experience Interiors. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Cost of sales	$7,625	$7,995	-5%	$15,640	$15,986	-2%
Gross profit	1,573	1,472	7%	3,182	2,978	7%
% of sales	17.1%	15.5%		16.9%	15.7%

Cost of sales decreased as compared to the three month period ended March 31, 2014, and gross profit as a percentage of sales increased by 160 basis points. Gross profit in the Automotive Experience business was favorably impacted by lower purchasing costs and higher volumes globally, partially offset by higher operating costs. Gross profit in the Building Efficiency business was favorably impacted by favorable margin rates and incremental gross profit related to the ADT acquisition. Gross profit in the Power Solutions business was favorably impacted by higher volumes, favorable pricing and product mix including lead acquisition costs and lower operating costs. Foreign currency translation had a favorable impact on cost of sales of approximately $580 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Cost of sales decreased as compared to the six month period ended March 31, 2014, and gross profit as a percentage of sales increased by 120 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, favorable commercial settlements and lower purchasing costs, partially offset by higher operating costs. Gross profit in the Building Efficiency business was favorably impacted by favorable margin rates and incremental gross profit related to the ADT acquisition. Gross profit in the Power Solutions business was favorably impacted by higher volumes and lower operating costs. Foreign currency translation had a favorable impact on cost of sales of approximately $921 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Selling, general and administrative expenses	$975	$952	2%	$1,980	$1,949	2%
% of sales	10.6%	10.1%		10.5%	10.3%

Selling, general and administrative expenses (SG&A) increased as compared to the three month period ended March 31, 2014, and SG&A as a percentage of sales increased 50 basis points. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the prior year acquisition of ADT, and transaction and integration costs. The Power Solutions business SG&A increased primarily due to higher employee related expenses. The Automotive Experience business SG&A decreased primarily due to lower employee related costs and cost reduction initiatives, partially offset by transaction costs. Foreign currency translation had a favorable impact on SG&A of $62 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

SG&A increased as compared to the six month period ended March 31, 2014, and SG&A as a percentage of sales increased 20 basis points. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the prior year acquisition of ADT, and transaction and integration costs. The Automotive Experience business SG&A increased primarily due to a prior year gain on divestiture in the Automotive Experience Interiors segment and transaction costs, partially offset by lower employee related costs and cost reduction initiatives. Foreign currency translation had a favorable impact on SG&A of $85 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Net financing charges	$69	$56	23%	$140	$111	26%

Net financing charges were higher for the three and six month periods ended March 31, 2015 primarily due to higher average borrowing levels.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Equity income	$82	$73	12%	$184	$185	-1%

The increase in equity income for the three months ended March 31, 2015 was primarily due to higher income at certain Automotive Experience and Building Efficiency partially-owned affiliates, partially offset by lower income at certain Power Solutions partially-owned affiliates. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

The decrease in equity income for the six months ended March 31, 2015 was primarily due to a prior year gain on acquisition of a partially-owned affiliate in the Power Solutions business ($19 million) and lower income at certain Power Solutions partially-owned affiliates, partially offset by higher income at certain Automotive Experience partially-owned affiliates. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Income tax provision	$132	$101	31%	$250	$204	23%
Effective tax rate	22%	19%		20%	19%

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

For the three months and six months ended March 31, 2015, the Company's effective tax rate for continuing operations was 22% and 20%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials partially offset by a tax rate change in Japan. For the three and six months ended March 31, 2014, the Company's effective tax rate for continuing operations was 19% for both periods. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials.

During the six months ended March 31, 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million.

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

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million.

Income (Loss) From Discontinued Operations, Net of Tax

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Income (loss) from discontinued operations, net of tax	$78	$(143)	*	$107	$(101)	*

* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Income from continuing operations attributable to noncontrolling interests	$27	$26	4%	$63	$56	13%
Income from discontinued operations attributable to noncontrolling interests	1	6	-83%	4	12	-67%

The increase in income from continuing operations attributable to noncontrolling interests for the three and six months ended March 31, 2015 was primarily due to higher income at certain Power Solutions partially-owned affiliates, partially offset by lower income at certain Building Efficiency partially-owned affiliates.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Net income attributable to Johnson Controls, Inc.	$529	$261	103%	$1,036	$730	42%

The increase in net income attributable to Johnson Controls, Inc. for the three months ended March 31, 2015 was primarily due to: an increase in income from discontinued operations (net of tax), higher gross profit, and an increase in equity income; this was partially offset by an increase in the income tax provision, higher selling, general and administrative expenses, an increase in net financing charges, and the unfavorable impact of foreign currency translation. Diluted earnings per share attributable to Johnson Controls, Inc. for the three months ended March 31, 2015 was $0.80 compared to $0.39 for the three months ended March 31, 2014.

The increase in net income attributable to Johnson Controls, Inc. for the six months ended March 31, 2015 was primarily due to: an increase in income from discontinued operations (net of tax), and higher gross profit; this was partially offset by an increase in the income tax provision, an increase in net financing charges, higher selling, general and administrative expenses, and the unfavorable impact of foreign currency translation. Diluted earnings per share attributable to Johnson Controls, Inc. for the six months ended March 31, 2015 was $1.56 compared to $1.08 for the six months ended March 31, 2014.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency - Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

North America Systems and Service	$1,019	$1,024	0%	$2,036	$2,015	1%
Asia	422	449	-6%	916	959	-4%
Other	936	807	16%	1,922	1,610	19%
	$2,377	$2,280	4%	$4,874	$4,584	6%

Three Months:

•
The decrease in North America Systems and Service was due to the unfavorable impact of foreign currency translation ($9 million), partially offset by higher volumes of equipment, controls systems and service ($4 million).

•
The decrease in Asia was due to the unfavorable impact of foreign currency translation ($26 million), and lower volumes of equipment, controls systems and service ($11 million), partially offset by incremental sales due to business acquisitions ($10 million).

•
The increase in Other was due to incremental sales related to the ADT acquisition ($212 million), and higher volumes in the Middle East ($8 million), Europe ($3 million) and other businesses ($2 million), partially offset by the unfavorable impact of foreign currency translation ($68 million), and lower volumes in Latin America ($22 million) and unitary products ($6 million).

Year-to-Date:

•
The increase in North America Systems and Service was due to higher volumes of equipment, controls systems and service ($37 million), partially offset by the unfavorable impact of foreign currency translation ($16 million).

•
The decrease in Asia was due to the unfavorable impact of foreign currency translation ($45 million), and lower volumes of equipment, controls systems and service ($18 million), partially offset by incremental sales due to business acquisitions ($20 million).

•
The increase in Other was due to due to incremental sales related to the ADT acquisition ($435 million), and higher volumes in Europe ($18 million), the Middle East ($8 million), unitary products ($3 million) and other businesses ($2 million), partially offset by the unfavorable impact of foreign currency translation ($108 million) and lower volumes in Latin America ($46 million).

Building Efficiency - Segment Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

North America Systems and Service	$107	$100	7%	$186	$166	12%
Asia	49	54	-9%	119	129	-8%
Other	10	(27)	*	18	(43)	*
	$166	$127	31%	$323	$252	28%

* Measure not meaningful

Three Months:

•
The increase in North America Systems and Service was due to favorable margin rates ($19 million), partially offset by higher selling, general and administrative expenses ($10 million), and current year transaction and integration costs ($2 million).

•
The decrease in Asia was due to the unfavorable impact of foreign currency translation ($5 million), lower volumes ($3 million), higher selling, general and administrative expenses ($3 million), and current year transaction and integration costs ($2 million), partially offset by favorable margin rates ($7 million) and incremental operating income due to business acquisitions ($1 million).

•
The increase in Other was due to incremental operating income related to the ADT acquisition ($19 million), net unfavorable prior year contract related charges in the Middle East ($18 million), favorable margin rates ($9 million) and higher equity income ($4 million), partially offset by lower volumes ($4 million), higher selling, general and administrative expenses ($3 million), current year transaction and integration costs ($3 million), and the unfavorable impact of foreign currency translation ($3 million).

Year-to-Date:

•
The increase in North America Systems and Service was due to favorable margin rates ($15 million), higher volumes ($9 million) and net unfavorable prior year contract related charges ($9 million), partially offset by higher selling, general and administrative expenses ($7 million), current year transaction and integration costs ($5 million), and the unfavorable impact of foreign currency translation ($1 million).

•
The decrease in Asia was due to higher selling, general and administrative expenses ($10 million), the unfavorable impact of foreign currency translation ($8 million), lower volumes ($4 million), and current year transaction and integration costs ($3 million), partially offset by favorable margin rates ($13 million) and incremental operating income due to business acquisitions ($2 million).

•
The increase in Other was due to incremental operating income related to the ADT acquisition ($36 million), net unfavorable prior year contract related charges in the Middle East ($29 million), lower selling, general and administrative expenses ($6 million), and favorable margin rates ($5 million), partially offset by current year transaction and integration costs ($6 million), the unfavorable impact of foreign currency translation ($5 million) and lower volumes ($4 million).

Automotive Experience - Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Seating	$4,141	$4,514	-8%	$8,276	$8,793	-6%
Interiors	1,092	1,109	-2%	2,240	2,251	0%
	$5,233	$5,623	-7%	$10,516	$11,044	-5%

Three Months:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($379 million) and lower volumes ($18 million), partially offset by incremental sales related to a business acquisition ($21 million), and net favorable pricing and commercial settlements ($3 million).

•
The decrease in Interiors was due to lower volumes related to a prior year business divestiture ($94 million), unfavorable sales mix ($92 million) and the unfavorable impact of foreign currency translation ($85 million), partially offset by higher volumes ($193 million), net favorable pricing and commercial settlements ($52 million), and incremental sales related to business acquisitions ($9 million).

Year-to-Date:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($581 million), partially offset by favorable pricing and commercial settlements ($30 million), incremental sales related to a business acquisition ($21 million) and higher volumes ($13 million).

•
The decrease in Interiors was due to lower volumes related to a prior year business divestiture ($187 million), unfavorable sales mix ($146 million) and the unfavorable impact of foreign currency translation ($123 million), partially offset by higher volumes ($375 million), net favorable pricing and commercial settlements ($52 million), and incremental sales related to business acquisitions ($18 million).

Automotive Experience - Segment Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Seating	$229	$229	0%	$430	$399	8%
Interiors	21	3	*	54	23	*
	$250	$232	8%	$484	$422	15%

* Measure not meaningful

Three Months:

•
Seating was flat due to lower purchasing costs ($17 million), higher equity income ($9 million), favorable mix ($8 million), lower engineering expenses ($7 million), net favorable pricing and commercial settlements ($4 million), incremental operating income related to a business acquisition ($3 million), and lower selling, general and administrative expenses ($2 million), offset by higher operating costs ($35 million), the unfavorable impact of foreign currency translation ($12 million) and lower volumes ($3 million).

•
The increase in Interiors was due to lower operating costs ($19 million), higher volumes ($16 million), lower purchasing costs ($3 million), incremental operating income related to business acquisitions ($3 million), and lower selling, general and administrative expenses ($2 million), partially offset by unfavorable mix ($11 million), current year transaction costs ($11 million), the unfavorable impact of foreign currency translation ($2 million) and net unfavorable pricing and commercial settlements ($1 million).

Year-to-Date:

•
The increase in Seating was due to lower purchasing costs ($26 million), higher equity income ($24 million), net favorable pricing and commercial settlements ($22 million), lower engineering expenses ($14 million), favorable mix ($8 million), incremental operating income related to a business acquisition ($3 million) and higher volumes ($1 million), partially offset by higher operating costs ($56 million) and the unfavorable impact of foreign currency translation ($11 million).

•
The increase in Interiors was due to higher volumes ($46 million), lower operating costs ($33 million), lower purchasing costs ($6 million), incremental operating income related to business acquisitions ($3 million), lower selling, general and administrative expenses ($2 million), and higher equity income ($2 million), partially offset by unfavorable mix ($31 million), current year transaction costs ($17 million), a prior year gain on a business divestiture ($9 million), net unfavorable pricing and commercial settlements ($3 million), and the unfavorable impact of foreign currency translation ($1 million).

Power Solutions

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	2014	Change	2015	2014	Change

Net sales	$1,588	$1,564	2%	$3,432	$3,336	3%
Segment income	264	234	13%	579	540	7%

Three Months:

•
Net sales increased due to higher sales volumes ($101 million), favorable pricing and product mix ($24 million), and the impact of higher lead costs on pricing ($7 million), partially offset by the unfavorable impact of foreign currency translation ($108 million).

•
Segment income increased due to higher volumes ($29 million), favorable pricing and product mix including lead acquisition costs ($12 million), and lower operating costs ($8 million), partially offset by the unfavorable impact of foreign currency translation ($11 million), higher selling, general and administrative expenses ($7 million), and lower equity income ($1 million).

Year-to-Date:

•
Net sales increased due to higher sales volumes ($187 million), favorable pricing and product mix ($71 million), and the impact of higher lead costs on pricing ($16 million), partially offset by the unfavorable impact of foreign currency translation ($178 million).

•
Segment income increased due to higher volumes ($58 million), lower operating costs ($19 million), and favorable pricing and product mix including lead acquisition costs ($7 million), partially offset by the unfavorable impact of foreign currency translation ($19 million), a prior year gain on acquisition of a partially-owned affiliate ($19 million), lower equity income ($5 million), and higher selling, general and administrative expenses ($2 million).

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At March 31, 2015, the unearned backlog was $4.6 billion, or a 4% decrease compared to March 31, 2014. Adjusted for foreign currency, backlog levels were consistent with the second quarter of last year. The Other and Asia segment backlogs decreased compared to prior year levels.

Financial Condition

Working Capital

(in millions)	March 31, 2015	September 30, 2014	Change	March 31, 2014	Change

Current assets	$12,193	$13,107		$13,059
Current liabilities	(11,972)	(11,694)		(12,152)
	221	1,413	-84%	907	-76%

Less: Cash	(164)	(409)		(209)
Add: Short-term debt	1,321	183		1,375
Add: Current portion of long-term debt	815	140		143
Less: Assets held for sale	(1,969)	(2,157)		(816)
Add: Liabilities held for sale	1,511	1,801		333
Working capital (as defined)	$1,735	$971	79%	$1,733	0%

Accounts receivable	$5,384	$5,871	-8%	$7,028	-23%
Inventories	2,414	2,477	-3%	2,516	-4%
Accounts payable	4,640	5,270	-12%	6,042	-23%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The increase in working capital at March 31, 2015 as compared to September 30, 2014, excluding the impact of amounts classified as held for sale, was primarily due to a decrease in accounts payable due to changes in foreign exchange rates and timing of supplier payments, lower accrued compensation and benefits primarily due to timing of incentive compensation payments and lower restructuring reserves due to utilization of restructuring reserves, partially offset by lower accounts receivable due to changes in foreign exchange rates and timing of customer receipts. Compared to March 31, 2014, excluding the impact of amounts classified as held for sale, the slight increase was primarily due to a decrease in accounts payable due to changes in foreign exchange rates and timing of supplier payments, and higher inventory due to higher production levels, partially offset by lower accounts receivable due to changes in foreign exchange rates and timing of customer receipts.

•
The Company’s days sales in accounts receivable at March 31, 2015 were 55, higher than 54 and 52 at the comparable period ended September 30, 2014 and March 31, 2014, respectively. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the three months ended March 31, 2015 were slightly higher than the comparable period ended September 30, 2014 primarily due to lower inventory production. Inventory turns were lower than the comparable period ended March 31, 2014 primarily due to higher inventory production.

•	Days in accounts payable at March 31, 2015 were 67 days, lower than 74 and 69 at the comparable periods ended September 30, 2014 and March 31, 2014, respectively.

Cash Flows

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014

Cash provided by operating activities	$360	$730	$200	$449
Cash used by investing activities	(200)	(222)	(454)	(653)
Cash (used) provided by financing activities	(222)	(526)	7	(604)
Capital expenditures	(294)	(257)	(556)	(602)

•
The decrease in cash provided by operating activities for the three and six months ended March 31, 2015 was primarily due to income tax payments and unfavorable changes in accrued liabilities. The operating cash flow impact from discontinued operations was not significant in any period presented.

•
The decrease in cash used by investing activities for the three months ended March 31, 2015 was primarily due to cash received from a business divestiture, partially offset by higher capital expenditures and changes in long-term investments. The decrease in cash used by investing activities for the six months ended March 31, 2015 was primarily due to cash received from a business divestiture, cash paid for business acquisitions in the prior year and lower capital expenditures, partially offset by changes in long-term investments.

•
The decrease in cash used by financing activities for the three months ended March 31, 2015 was primarily due to higher repayments of debt in the prior year, partially offset by higher stock repurchases. The increase in cash provided by financing activities for the six months ended March 31, 2015 was primarily due to higher repayments of debt in the prior year and higher stock repurchases in the prior year, partially offset by an increase in long-term debt in the prior year.

•
The increase in capital expenditures for the three months ended March 31, 2015 primarily relates to the on-going implementation of a new enterprise resource planning system. The decrease in capital expenditures for the six months ended March 31, 2015 primarily relates to prior year capacity increases and vertical integration efforts in the Power Solutions business, partially offset by the on-going implementation of a new enterprise resource planning system.

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

Capitalization

(in millions)	March 31, 2015	September 30, 2014	Change	March 31, 2014	Change

Short-term debt	$1,321	$183		$1,375
Current portion of long-term debt	815	140		143
Long-term debt	5,448	6,357		4,733
Total debt	7,584	6,680	14%	6,251	21%

Shareholders’ equity attributable to Johnson Controls, Inc.	10,583	11,311	-6%	11,686	-9%

Total capitalization	$18,167	$17,991	1%	$17,937	1%

Total debt as a % of total capitalization	42%	37%		35%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At March 31, 2015, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro. Additionally, at March 31, 2015, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $135 million. As of March 31, 2015, facilities in the amount of 237 million euro are scheduled to expire in fiscal 2015 and facilities in the amount of $135 million are scheduled to expire in fiscal 2016. There were no draws on any of these revolving facilities as of March 31, 2015.

•	In March 2015, the Company retired $125 million in principal amount, plus accrued interest, of its 7.7% fixed rate notes that matured in March 2015.

•
In February 2015, the Company entered into a seven-month, $150 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes.

•
In January 2015, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2016. The Company drew on the full credit facility during the quarter ended March 31, 2015. Proceeds from the revolving credit facility were used for general corporate purposes.

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

•
In March 2014, the Company entered into a nine-month, $150 million, floating rate term loan that matured in December 2014. Proceeds from the term loan were used for general corporate purposes. The loan was repaid during the quarter ended June 30, 2014.

•	In March 2014, the Company retired $450 million in principal amount, plus accrued interest, of its 1.75% fixed rate notes that matured in March 2014.

•	In February 2014, the Company retired $350 million in principal amount, plus accrued interest, of its floating rate notes that matured in February 2014.

•
In January 2014, the Company entered into a one-year, $150 million, floating rate term loan that matured in January 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ended September 30, 2014.

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

•
The Company also selectively makes use of short-term credit lines. The Company estimates that, as of March 31, 2015, it could borrow up to $1.3 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at March 31, 2015 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2015 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of March 31, 2015. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. The Company currently does not intend nor foresee a need to repatriate these funds. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. However, the Company did provide incremental income tax expense on the undistributed earnings of certain non-U.S. subsidiaries that have assets held for sale or are themselves held for sale at March 31, 2015. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund the Company’s domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by operations domestically, the Company could elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of the Company’s earnings. The Company has borrowed funds domestically and continues to have the ability to borrow funds domestically at reasonable interest rates.

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2015, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.7 billion and there was a maximum of $236 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. ASU No. 2015-02 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard will be effective retrospectively for the Company for the quarter ending December 31, 2017; however in April 2015, the FASB proposed a one-year deferral of the standard. If the deferral is approved, the new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three and six months ended March 31, 2015.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $22 million, $24 million and $24 million at March 31, 2015, September 30, 2014 and March 31, 2014, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At March 31, 2015, September 30, 2014 and March 31, 2014, the Company recorded conditional asset retirement obligations of $64 million, $52 million and $58 million, respectively.

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

The Company is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other casualty matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, it is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. In September 2013, the Company’s Board of Directors authorized up to an additional $500 million in stock repurchases of the Company’s outstanding common stock, and in November 2013, the Company's Board of Directors authorized an additional $3.0 billion under the stock repurchase program, both incremental to prior authorizations. Stock repurchases under the stock repurchase program may be made through open market, privately negotiated, or structured transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company spent approximately $1,249 million on repurchases under the stock repurchase program in fiscal 2014. As of March 31, 2015, the Company has spent approximately $810 million on repurchases under the stock repurchase program in fiscal 2015.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended March 31, 2015.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/15 - 1/31/15
Purchases by Company	3,791,021	$45.96	3,791,021	$1,626,377,545
2/1/15 - 2/28/15
Purchases by Company	753,690	$47.51	753,690	$1,590,566,536
3/1/15 - 3/31/15
Purchases by Company	—	$—	—	$1,590,566,536
1/1/15 - 1/31/15
Purchases by Citibank	—	—	—	NA
2/1/15 - 2/28/15
Purchases by Citibank	—	—	—	NA
3/1/15 - 3/31/15
Purchases by Citibank	—	—	—	NA

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 57 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: April 30, 2015	By:	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated April 30, 2015, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.