Form 10-Q
period 2015-06-30
JOHNSON CONTROLS INC
filed 2015-07-31
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2015
Common Stock: $1.00 par value per share	654,069,431

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	June 30, 2015	September 30, 2014	June 30, 2014
Assets

Cash and cash equivalents	$213	$409	$160
Accounts receivable - net	5,597	5,871	6,710
Inventories	2,489	2,477	2,591
Assets held for sale	2,090	2,157	1,575
Other current assets	2,553	2,193	2,411
Current assets	12,942	13,107	13,447

Property, plant and equipment - net	5,922	6,314	6,260
Goodwill	6,850	7,127	7,658
Other intangible assets - net	1,545	1,639	1,669
Investments in partially-owned affiliates	1,339	1,018	966
Noncurrent assets held for sale	710	630	628
Other noncurrent assets	2,660	2,969	2,446
Total assets	$31,968	$32,804	$33,074

Liabilities and Equity

Short-term debt	$987	$183	$930
Current portion of long-term debt	814	140	141
Accounts payable	4,791	5,270	5,567
Accrued compensation and benefits	969	1,124	1,134
Liabilities held for sale	1,610	1,801	994
Other current liabilities	2,962	3,176	3,377
Current liabilities	12,133	11,694	12,143

Long-term debt	5,734	6,357	6,416
Pension and postretirement benefits	776	865	717
Other noncurrent liabilities	2,265	2,132	1,519
Long-term liabilities	8,775	9,354	8,652

Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	220	194	184

Common stock, $1.00 par value	716	707	706
Capital in excess of par value	3,006	2,669	2,644
Retained earnings	10,656	9,956	9,793
Treasury stock, at cost	(2,788)	(1,784)	(1,734)
Accumulated other comprehensive income (loss)	(935)	(237)	406
Shareholders’ equity attributable to Johnson Controls, Inc.	10,655	11,311	11,815
Noncontrolling interests	185	251	280
Total equity	10,840	11,562	12,095
Total liabilities and equity	$31,968	$32,804	$33,074

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales
Products and systems*	$8,681	$8,903	$25,771	$26,066
Services*	927	930	2,659	2,731
	9,608	9,833	28,430	28,797
Cost of sales
Products and systems*	7,256	7,623	21,722	22,406
Services*	646	630	1,820	1,833
	7,902	8,253	23,542	24,239

Gross profit	1,706	1,580	4,888	4,558

Selling, general and administrative expenses	(975)	(943)	(2,955)	(2,901)
Loss on business divestitures - net	—	(95)	—	(86)
Restructuring and impairment costs	—	(162)	—	(162)
Net financing charges	(75)	(67)	(215)	(178)
Equity income	91	88	275	273

Income from continuing operations before income taxes	747	401	1,993	1,504

Income tax provision	215	154	465	358

Net income from continuing operations	532	247	1,528	1,146

Loss from discontinued operations, net of tax (Note 4)	(325)	(48)	(218)	(149)

Net income	207	199	1,310	997

Income from continuing operations attributable to noncontrolling interests	29	17	92	73

Income from discontinued operations attributable to noncontrolling interests	—	6	4	18

Net income attributable to Johnson Controls, Inc.	$178	$176	$1,214	$906

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income from continuing operations	$503	$230	$1,436	$1,073
Loss from discontinued operations	(325)	(54)	(222)	(167)
Net income	$178	$176	$1,214	$906

Basic earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$0.77	$0.35	$2.19	$1.61
Discontinued operations	(0.50)	(0.08)	(0.34)	(0.25)
Net income **	$0.27	$0.26	$1.85	$1.36

Diluted earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$0.76	$0.34	$2.16	$1.59
Discontinued operations	(0.49)	(0.08)	(0.33)	(0.25)
Net income	$0.27	$0.26	$1.83	$1.34

*	Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical services.
**	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net income	$207	$199	$1,310	$997

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	147	18	(708)	—
Realized and unrealized gains (losses) on derivatives	(1)	1	(4)	(3)
Realized and unrealized losses on marketable common stock	—	—	—	(7)
Pension and postretirement plans	—	—	(3)	(2)

Other comprehensive income (loss)	146	19	(715)	(12)

Total comprehensive income	353	218	595	985

Comprehensive income attributable to noncontrolling interests	34	23	79	91

Comprehensive income attributable to Johnson Controls, Inc.	$319	$195	$516	$894

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Operating Activities
Net income attributable to Johnson Controls, Inc.	$178	$176	$1,214	$906
Income from continuing operations attributable to noncontrolling interests	29	17	92	73
Income from discontinued operations attributable to noncontrolling interests	—	6	4	18
Net income	207	199	1,310	997
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	218	240	647	731
Pension and postretirement benefit expense (income)	(1)	9	(16)	25
Pension and postretirement contributions	(25)	(12)	(77)	(59)
Equity in earnings of partially-owned affiliates, net of dividends received	(70)	49	(239)	(96)
Deferred income taxes	400	(7)	648	(60)
Non-cash restructuring and impairment charges	—	88	—	88
Loss (gain) on divestitures - net	—	120	(200)	111
Fair value adjustment of equity investment	—	—	—	(19)
Equity-based compensation	26	20	72	61
Other	1	3	—	(4)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	(167)	10	(56)	203
Inventories	(72)	(152)	(173)	(313)
Other assets	(27)	(45)	(134)	(153)
Restructuring reserves	(37)	76	(182)	(48)
Accounts payable and accrued liabilities	267	191	(189)	(189)
Accrued income taxes	(57)	(75)	(548)	(112)
Cash provided by operating activities	663	714	863	1,163

Investing Activities
Capital expenditures	(264)	(274)	(820)	(876)
Sale of property, plant and equipment	8	12	25	61
Acquisition of businesses, net of cash acquired	—	(1,589)	(22)	(1,717)
Business divestitures, net of cash divested	—	(54)	141	(41)
Changes in long-term investments	1	(3)	(44)	3
Other	7	4	18	13
Cash used by investing activities	(248)	(1,904)	(702)	(2,557)

Financing Activities
Increase (decrease) in short-term debt - net	(305)	(446)	860	813
Increase in long-term debt	299	1,696	299	1,998
Repayment of long-term debt	(45)	(10)	(185)	(826)
Stock repurchases	(190)	—	(1,000)	(1,199)
Payment of cash dividends	(170)	(146)	(487)	(422)
Proceeds from the exercise of stock options	69	56	231	173
Cash paid to acquire a noncontrolling interest	(13)	—	(13)	—
Other	(5)	(6)	(58)	3
Cash (used) provided by financing activities	(360)	1,144	(353)	540
Effect of exchange rate changes on cash and cash equivalents	(6)	24	(24)	(15)
Cash held for sale	—	(27)	20	(26)
Increase (decrease) in cash and cash equivalents	49	(49)	(196)	(895)
Cash and cash equivalents at beginning of period	164	209	409	1,055
Cash and cash equivalents at end of period	$213	$160	$213	$160
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2014. The results of operations for the three and nine month periods ended June 30, 2015 are not necessarily indicative of results for the Company’s 2015 fiscal year because of seasonal and other factors.

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

Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, "Consolidation," the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the Company first determines if the entity is a variable interest entity (VIE). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting rights. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE. If the entity is not considered a VIE, then the Company applies the voting interest model to determine whether or not the Company shall consolidate the partially-owned affiliate.

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended June 30, 2015, September 30, 2014 and June 30, 2014, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three and nine month periods ended June 30, 2015 and 2014 was not material. The VIE is named as a co-obligor under a third party debt agreement of $162 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $59 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	June 30, 2015	September 30, 2014	June 30, 2014

Current assets	$252	$218	$260
Noncurrent assets	131	138	136
Total assets	$383	$356	$396

Current liabilities	$206	$189	$191
Noncurrent liabilities	35	37	37
Total liabilities	$241	$226	$228

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fisca1 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $62 million, $59 million and $58 million at June 30, 2015, September 30, 2014 and June 30, 2014, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Restricted Cash

At June 30, 2015, September 30, 2014 and June 30, 2014, the Company held restricted cash of approximately $2 million, $4 million and $21 million, respectively, within cash and cash equivalents. These amounts were collected from customers for payment of maintenance costs under contract, and withdrawals are restricted for this purpose.

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

In July 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective retrospectively for the Company for the quarter ending December

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements but will impact pension asset disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in July 2015, the FASB approved a one-year deferral of the standard. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

In the first nine months of fiscal 2015, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $47 million, $18 million of which was paid in the nine months ended June 30, 2015. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $9 million.

In the first nine months of fiscal 2015, the Company adjusted the purchase price allocation of the fiscal 2014 acquisition of Air Distribution Technologies Inc. (ADT). The adjustment was made as a result of a true-up to the purchase price in the amount

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

of $4 million, all of which was paid in the nine months ended June 30, 2015. Also, in connection with this acquisition, the Company recorded additional goodwill of $34 million in fiscal 2015 related to the purchase price allocations.

In January 2015, the Company signed a definitive agreement to create a joint venture with Hitachi to expand its Building Efficiency product offerings. The formation of the joint venture is expected to close in the first quarter of fiscal 2016, pending regulatory approvals.

On March 31, 2015, the Company announced that it had reached a definitive agreement to sell its GWS business to CBRE Group Inc., subject to regulatory and other approvals. Estimated proceeds are expected to be $1.475 billion and the sale is expected to close in the fourth quarter of fiscal 2015. At March 31, 2015, the Company determined that the GWS segment met the criteria to be classified as a discontinued operation. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's discontinued operations.

In the three months ended March 31, 2015, the Company completed the sale of its interests in two GWS joint ventures to Brookfield Asset Management, Inc. The selling price, net of cash divested, was $141 million, all of which was received as of the nine months ended June 30, 2015. In connection with the sale, the Company recorded a $200 million gain, $127 million net of tax, within loss from discontinued operations, net of tax, on the consolidated statements of income and reduced goodwill in assets held for sale by $20 million.

In the three months ended June 30, 2014, the Company completed its purchase of ADT for approximately $1.6 billion, net of cash acquired, all of which was paid in the three months ended June 30, 2014. ADT is one of the largest independent providers of air distribution and ventilation products in North America. In the three months ended June 30, 2014, the Company completed a public offering of $1.7 billion aggregate principal amount of fixed rate senior notes to finance the purchase of ADT. In fiscal 2014, the Company recorded goodwill of $837 million in the Building Efficiency Other segment as a result of the ADT acquisition. The Company also recorded approximately $477 million of intangible assets that are subject to amortization, of which approximately $475 million was assigned to customer relationships with useful lives between 18 and 20 years. In addition, the Company recorded approximately $230 million of trade names that are not subject to amortization.

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

In the three months ended June 30, 2014, the Company recorded a $25 million charge within loss from discontinued operations, net of tax on the consolidated statements of income related to the indemnification of certain costs associated with a divested business in 2004.

In the first nine months of fiscal 2014, the Company completed one divestiture for a sales price of $13 million, all of which was received as of June 30, 2014. The divestiture was not material to the Company’s consolidated financial statements. In connection with the divestiture, the Company recorded a gain, net of transaction costs, of $9 million in the Automotive Experience Interiors segment. There was no change in goodwill as a result of this transaction.

In the first nine months of fiscal 2014, the Company adjusted the purchase price allocation of certain fiscal 2013 acquisitions and recorded additional goodwill of $2 million.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

4.	Discontinued Operations

In the second quarter of fiscal 2015, the Company completed the sale of its interests in two GWS joint ventures to Brookfield Asset Management, Inc. On March 31, 2015, the Company announced that it had reached a definitive agreement to sell the remainder of the GWS business to CBRE Group Inc., subject to regulatory and other approvals. The agreement includes a 10-year strategic relationship between the Company and CBRE. The Company will be the preferred provider of HVAC equipment, building automation systems and related services to the portfolio of real estate and corporate facilities managed globally by CBRE and GWS. The Company also expects to engage GWS for facility management services. The annual cash flows resulting from these activities with the legacy GWS business are not expected to be significant. The sale is expected to close in the fourth quarter of fiscal 2015.

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the GWS segment were reflected as held for sale in the consolidated statements of financial position at June 30, 2015 and September 30, 2014.

The following table summarizes the results of GWS, reclassified as discontinued operations for the three and nine month periods ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net sales	$704	$979	$2,549	$3,052

Income from discontinued operations before income taxes	14	24	283	89
Provision for income taxes on discontinued operations	339	13	501	30
Income from discontinued operations attributable to noncontrolling interests, net of tax	—	3	4	10
Income (loss) from discontinued operations	$(325)	$8	$(222)	$49

For the nine months ended June 30, 2015, the income from discontinued operations before income taxes included a $200 million gain on divestiture of the Company's interest in two GWS joint ventures. For the three and nine months ended June 30, 2015, the income from discontinued operations before income taxes included current year transaction costs of $22 million and $39 million, respectively. For the three and nine months ended June 30, 2014, the income from discontinued operations before income taxes included a $25 million charge related to the indemnification of certain costs associated with a divested business in 2004.

For the three months ended June 30, 2015, the effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to a third quarter discrete non-cash tax charge of $335 million related to the change in the Company's assertion over reinvestment of foreign undistributed earnings, partially offset by foreign tax rate differentials. For the nine months ended June 30, 2015, the effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to second and third quarter discrete non-cash tax charges of $67 million and $335 million, respectively, related to the change in the Company's assertion over reinvestment of foreign undistributed earnings as well as the tax consequences of the sale of the GWS joint ventures, partially offset by foreign tax rate differentials. For the three months ended June 30, 2014, the effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to a non-benefited loss related to the indemnification of certain costs associated with a divested business in 2004, partially offset by foreign tax rate differentials. For the nine months ended June 30, 2014, the effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to foreign tax differentials, partially offset by a non-benefited loss related to the indemnification of certain costs associated with a divested business in 2004.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

In the fourth quarter of fiscal 2013, the Company completed its divestiture of its Automotive Experience Electronics' HomeLink® product line to Gentex Corporation. In the second quarter of fiscal 2014, the Company announced that it had reached a definitive agreement to sell the remainder of the Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale closed on July 1, 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the Automotive Experience Electronics segment were reflected as held for sale in the consolidated statements of financial position at June 30, 2014.

There were no amounts related to the Automotive Experience Electronics business classified as discontinued operations for the three or nine month periods ended June 30, 2015. The following table summarizes the results of the Automotive Experience Electronics business, classified as discontinued operations for the three and nine month periods ended June 30, 2014 (in millions):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2014	2014

Net sales	$336	$1,014

Loss from discontinued operations before income taxes	(62)	(8)
Provision (benefit) for income taxes on discontinued operations	(3)	200
Income from discontinued operations attributable to noncontrolling interests, net of tax	3	8
Loss from discontinued operations	$(62)	$(216)

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

Assets and Liabilities Held for Sale

The Company has determined that certain of its businesses met the criteria to be classified as held for sale. In April 2015, the Company signed an agreement formally establishing the previously announced automotive interiors joint venture with Yanfeng Automotive Trim Systems. The formation of the joint venture closed on July 2, 2015. The assets and liabilities to be contributed to the joint venture were classified as held for sale beginning in the third quarter of fiscal 2014. At March 31, 2015, the Company determined certain product lines of the Automotive Experience Interiors segment which will not be contributed to the aforementioned automotive interiors joint venture also met the criteria to be classified as held for sale. As a result, a majority of the Automotive Experience Interiors business met the criteria to be classified as held for sale.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

The following table summarizes the carrying value of the Interiors and GWS assets and liabilities held for sale (in millions):

	June 30,			September 30,			June 30,
	2015			2014			2014
	Interiors	Global Workplace Solutions	Total	Interiors	Global Workplace Solutions	Total	Interiors

Cash and cash equivalents	$—	$—	$—	$—	$20	$20	$—
Accounts receivable - net	563	620	1,183	596	723	1,319	454
Inventories	239	6	245	209	9	218	181
Other current assets	211	71	282	174	57	231	173
Property, plant and equipment - net	624	36	660	496	34	530	498
Goodwill	21	221	242	12	253	265	12
Other intangible assets - net	3	18	21	4	35	39	4
Investments in partially-owned affiliates	44	—	44	83	—	83	83
Other noncurrent assets	25	60	85	35	47	82	31
Assets held for sale	$1,730	$1,032	$2,762	$1,609	$1,178	$2,787	$1,436

Short-term debt	$48	$2	$50	$—	$3	$3	$—
Accounts payable	670	448	1,118	655	591	1,246	554
Accrued compensation and benefits	59	73	132	24	128	152	21
Other current liabilities	164	137	301	154	246	400	177
Liabilities held for sale	$941	$660	$1,601	$833	$968	$1,801	$752

In addition to the above, at June 30, 2015, the Company determined that certain product lines of its Building Efficiency North America Systems and Service segment met the criteria to be classified as held for sale. At June 30, 2015, $38 million of assets and $9 million of liabilities related to these product lines were classified as held for sale.

These divestitures could result in a gain or loss on sale to the extent the ultimate selling price or contribution value differs from the carrying value of the net assets recorded for each business. The Interiors businesses classified as held for sale do not meet the criteria to be classified as a discontinued operation at June 30, 2015 primarily due to the Company's anticipated continuing involvement in these operations following a divestiture and the immateriality of certain product lines to the Company. The Building Efficiency North America Systems and Service businesses classified as held for sale do not meet the criteria to be classified as a discontinued operation at June 30, 2015.

The Automotive Experience Electronics segment and the headliner and sun visor product lines were classified as held for sale beginning September 30, 2013. The headliner and sun visor product lines and the Automotive Experience Electronics segment were sold during the third and fourth quarters of fiscal 2014, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

The following table summarizes the carrying value of the Electronics and headliner and sun visor assets and liabilities held for sale (in millions):

June 30, 2014

Cash and cash equivalents	$30
Accounts receivable - net	185
Inventories	107
Other current assets	57
Property, plant and equipment - net	189
Goodwill	62
Other intangible assets - net	63
Investments in partially-owned affiliates	7
Other noncurrent assets	67
Assets held for sale	$767

Short-term debt	$4
Accounts payable	176
Accrued compensation and benefits	27
Other current liabilities	29
Pension and postretirement benefits	6
Liabilities held for sale	$242

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

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $461 million, $507 million and $517 million at June 30, 2015, September 30, 2014 and June 30, 2014, respectively. Billings in excess of costs and earnings related to these contracts were $359 million, $363 million and $378 million at June 30, 2015, September 30, 2014 and June 30, 2014, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

6.	Inventories

Inventories consisted of the following (in millions):

	June 30, 2015	September 30, 2014	June 30, 2014

Raw materials and supplies	$1,053	$1,129	$1,109
Work-in-process	428	398	441
Finished goods	1,008	950	1,041
Inventories	$2,489	$2,477	$2,591

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three month period ended September 30, 2014 and the nine month period ended June 30, 2015 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other
	June 30,					September 30,
	2014					2014

Building Efficiency
North America Systems and Service	$1,227	$—	$—	$—	$—	$1,227
Global Workplace Solutions	262	—	(253)	—	(9)	—
Asia	382	34	—	—	(2)	414
Other	1,942	(95)	—	(47)	(12)	1,788
Automotive Experience
Seating	2,675	—	—	—	(119)	2,556
Power Solutions	1,170	2	—	—	(30)	1,142
Total	$7,658	$(59)	$(253)	$(47)	$(172)	$7,127

		Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other
	September 30,					June 30,
	2014					2015

Building Efficiency
North America Systems and Service	$1,227	$—	$(13)	$—	$(2)	$1,212
Asia	414	—	—	—	(13)	401
Other	1,788	34	—	—	(45)	1,777
Automotive Experience
Seating	2,556	—	—	—	(186)	2,370
Interiors	—	9	(9)	—	—	—
Power Solutions	1,142	—	—	—	(52)	1,090
Total	$7,127	$43	$(22)	$—	$(298)	$6,850

At June 30, 2014, accumulated goodwill impairment charges include $430 million related to the Automotive Experience Interiors segment. The three months ended September 30, 2014 GWS business divestiture amount includes $253 million of goodwill transferred to assets held for sale on the consolidated statements of financial position. The nine months ended June 30, 2015 Automotive Experience Interiors business divestiture amount includes $9 million of goodwill transferred to noncurrent

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

assets held for sale on the consolidated statements of financial position. The nine months ended June 30, 2015 Building Efficiency North America Systems and Service business divestiture amount includes $13 million of goodwill transferred to assets held for sale on the consolidated statements of financial position. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

During the three months ended September 30, 2014, as a result of recent operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Other - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Other - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Other - Latin America reporting unit had no remaining goodwill at September 30, 2014.

The Company's impairment testing in the fourth quarter of fiscal 2014 indicated that the estimated fair value of the Building Efficiency Other - Middle East reporting unit exceeded its corresponding carrying amount including goodwill by approximately 9%. Accordingly, the Company has not recognized any impairment of goodwill associated with this reporting unit, which as of June 30, 2015 had a goodwill balance of $85 million. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

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

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	June 30, 2015			September 30, 2014			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$83	$(60)	$23	$86	$(56)	$30	$88	$(56)	$32
Customer relationships	986	(195)	791	1,017	(161)	856	1,014	(163)	851
Miscellaneous	304	(116)	188	312	(106)	206	370	(116)	254
Total amortized intangible assets	1,373	(371)	1,002	1,415	(323)	1,092	1,472	(335)	1,137
Unamortized intangible assets
Trademarks/trade names	543	—	543	547	—	547	532	—	532
Total intangible assets	$1,916	$(371)	$1,545	$1,962	$(323)	$1,639	$2,004	$(335)	$1,669

Amortization of other intangible assets for the three month periods ended June 30, 2015 and 2014 was $24 million and $20 million, respectively. Amortization of other intangible assets for the nine month periods ended June 30, 2015 and 2014 was $70 million and $60 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2016, 2017, 2018, 2019 and 2020 will be approximately $89 million, $86 million, $84 million, $77 million and $68 million per year, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the nine months ended June 30, 2015 and 2014 were as follows (in millions):

	Nine Months Ended June 30,
	2015	2014

Balance at beginning of period	$319	$256
Accruals for warranties issued during the period	200	215
Accruals from acquisitions and divestitures	—	1
Accruals related to pre-existing warranties (including changes in estimates)	(7)	(5)
Settlements made (in cash or in kind) during the period	(199)	(181)
Currency translation	(5)	—
Balance at end of period	$308	$286

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
June 30, 2015
(unaudited)

The following table summarizes the changes in the Company’s 2014 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$191	$134	$47	$5	$—	$377
Utilized—cash	(8)	—	—	—	—	(8)
Utilized—noncash	—	(134)	(47)	—	(6)	(187)
Balance at September 30, 2014	$183	$—	$—	$5	$(6)	$182
Utilized—cash	(48)	—	—	(2)	—	(50)
Utilized—noncash	—	—	—	—	(14)	(14)
Balance at June 30, 2015	$135	$—	$—	$3	$(20)	$118

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

The following table summarizes the changes in the Company’s 2013 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$392	$156	$430	$7	$—	$985
Utilized—cash	(26)	—	—	—	—	(26)
Utilized—noncash	—	(156)	(430)	(4)	4	(586)
Transfer to liabilities held for sale	(31)	—	—	—	—	(31)
Balance at September 30, 2013	$335	$—	$—	$3	$4	$342
Utilized—cash	(144)	—	—	(3)	—	(147)
Utilized—noncash	—	—	—	—	(11)	(11)
Transfer from liabilities held for sale	31	—	—	—	—	31
Transfer to liabilities held for sale	(24)	—	—	—	—	(24)
Balance at September 30, 2014	$198	$—	$—	$—	$(7)	$191
Utilized—cash	(98)	—	—	—	—	(98)
Utilized—noncash	—	—	—	—	(11)	(11)
Balance at June 30, 2015	$100	$—	$—	$—	$(18)	$82

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

The $31 million of transfers from liabilities held for sale represent restructuring reserves that were included in liabilities held for sale in the consolidated statements of financial position at September 30, 2013, but were excluded from liabilities held for sale at September 30, 2014 based on transaction negotiations. See Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

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

The following table summarizes the changes in the Company’s 2012 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$237	$39	$21	$—	$297
Utilized—cash	(16)	—	(6)	—	(22)
Utilized—noncash	—	(39)	(8)	—	(47)
Balance at September 30, 2012	$221	$—	$7	$—	$228
Utilized—cash	(115)	—	(7)	—	(122)
Utilized—noncash	—	—	—	(2)	(2)
Balance at September 30, 2013	$106	$—	$—	$(2)	$104
Utilized—cash	(72)	—	—	—	(72)
Utilized—noncash	—	—	—	1	1
Balance at September 30, 2014	$34	$—	$—	$(1)	$33
Utilized—cash	(14)	—	—	—	(14)
Utilized—noncash	—	—	—	(4)	(4)
Balance at June 30, 2015	$20	$—	$—	$(5)	$15

The Company's fiscal 2014, 2013 and 2012 restructuring plans included workforce reductions of approximately 20,600 employees (11,000 for the Automotive Experience business, 8,500 for the Building Efficiency business and 1,100 for the Power Solutions business). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2015, approximately 16,800 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twenty-nine plant closures (twenty-one for Automotive Experience, six for Building Efficiency and two for Power Solutions). As of June 30, 2015, seventeen of the twenty-nine plants have been closed.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

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

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three and nine months ended June 30, 2015, the Company's effective tax rate for continuing operations was 29% and 23%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials, partially offset by a tax rate change in Japan and a change in the Company's assertion over reinvestment of foreign undistributed earnings associated with the Automotive Experience Interiors joint venture transaction. For the three and nine months ended June 30, 2014, the Company's effective tax rate for continuing operations was 38% and 24%, respectively. This was different than the U.S. federal statutory rate of 35% primarily due to the jurisdictional mix of significant restructuring and impairment costs and losses on divestitures, partially offset by global tax planning and foreign tax rate differentials.

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

Uncertain Tax Positions

At September 30, 2014, the Company had gross tax effected unrecognized tax benefits of $1,655 million, of which $1,505 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2014 was approximately $106 million (net of tax benefit). The interest and penalties accrued during the nine months ended June 30, 2015 and 2014 was $8 million and $9 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the first quarter of fiscal 2015, the Company settled tax audits in multiple jurisdictions. The benefit of those settlements was substantially offset by a net tax provision recorded in the quarter where it was more likely than not that the losses would not be realized.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

In the U.S., fiscal years 2010 through 2012 are currently under exam by the Internal Revenue Service (IRS) and 2007 through 2009 are currently under IRS appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2012 - 2014
Brazil	2004 - 2008, 2011 - 2012
Canada	2007 - 2013
France	2002 - 2013
Germany	2001 - 2012
Italy	2005 - 2009, 2011
Korea	2008 - 2012
Mexico	2003 - 2004, 2007 - 2013
United Kingdom	2011 - 2012

It is reasonably possible that certain tax examinations, appellate proceedings and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $75 million benefit to tax expense.

Other Tax Matters

In the third quarter of fiscal 2015, the Company provided income tax expense on the foreign undistributed earnings of certain non-U.S. subsidiaries associated with the Automotive Experience Interiors joint venture transaction, which resulted in a non-cash tax charge of $75 million. For additional information related to the Automotive Experience Interiors joint venture transaction, refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements.

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

In the third quarter of fiscal 2014, the Company recorded $162 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated an $11 million tax benefit, which was negatively impacted by the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets.

Impacts of Tax Legislation

During the nine months ended June 30, 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million in the second quarter of fiscal 2015. Tax legislation was also adopted in various other jurisdictions during the nine month period ended June 30, 2015, and these changes did not have a material impact on the Company's consolidated financial statements.

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2014. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in December 2014 retroactive to the beginning of the Company's 2015 fiscal year.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

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

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Service cost	$9	$17	$24	$52
Interest cost	30	34	91	103
Expected return on plan assets	(46)	(51)	(136)	(154)
Amortization of prior service cost	—	—	—	1
Net periodic benefit cost (credit)	$(7)	$—	$(21)	$2

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Service cost	$7	$8	$20	$23
Interest cost	11	14	35	41
Expected return on plan assets	(13)	(15)	(39)	(42)
Amortization of prior service cost	—	1	—	1
Net periodic benefit cost	$5	$8	$16	$23

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Service cost	$1	$1	$2	$3
Interest cost	2	3	7	9
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of prior service credit	—	(2)	(1)	(5)
Net periodic benefit credit	$—	$(1)	$(1)	$(2)

12.	Debt and Financing Arrangements

In June 2015, the Company entered into a five-year, 37 billion yen floating rate syndicated term loan scheduled to mature in June 2020. Proceeds from the syndicated term loan were used for general corporate purposes.

In May 2015, the Company made a partial repayment of 32 million euro in principal, plus accrued interest, of its 70 million euro floating rate credit facility scheduled to mature in November 2017.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

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

In November 2014 and December 2014, a $35 million and a $100 million committed revolving credit facility, respectively, expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2015 and a new $100 million committed revolving credit facility scheduled to expire in December 2015. As of June 30, 2015, there were no draws on either facility. In December 2014, the Company also terminated a $50 million committed revolving credit facility initially scheduled to mature in September 2015.

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

In June 2014, the Company issued $300 million aggregate principal amount of 1.4% senior unsecured fixed rate notes due in November 2017, $500 million aggregate principal amount of 3.625% senior unsecured fixed rate notes due in June 2024, $450 million aggregate principal amount of 4.625% senior unsecured fixed rate notes due in July 2044 and $450 million aggregate principal amount of 4.95% senior unsecured fixed rate notes due in July 2064. Aggregate net proceeds of $1.7 billion from the issuance was used to finance the acquisition of ADT and for other general corporate purposes. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for further information regarding the ADT acquisition.

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

In December 2013, the Company entered into a five-year, 220 million euro, floating rate credit facility scheduled to mature in December 2018. The Company drew on the full credit facility during the quarter ended December 31, 2013. Proceeds from the facility were used for general corporate purposes.

In December 2013, the Company entered into a nine-month, $500 million, floating rate term loan that matured in September 2014. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ending September 30, 2014.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and nine month periods ended June 30, 2015 and 2014 contained the following components (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Interest expense, net of capitalized interest costs	$72	$63	$215	$176
Banking fees and bond cost amortization	6	5	18	14
Interest income	(3)	(3)	(7)	(8)
Net foreign exchange results for financing activities	—	2	(11)	(4)
Net financing charges	$75	$67	$215	$178

13.	Earnings Per Share

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Income Available to Common Shareholders
Income from continuing operations	$503	$230	$1,436	$1,073
Loss from discontinued operations	(325)	(54)	(222)	(167)
Basic and diluted income available to common shareholders	$178	$176	$1,214	$906

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	654.9	664.4	656.9	667.5
Effect of dilutive securities:
Stock options and unvested restricted stock	6.5	7.9	6.7	7.9
Diluted weighted average shares outstanding	661.4	672.3	663.6	675.4

Antidilutive Securities
Options to purchase common shares	0.4	0.1	0.4	0.2

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

During the three months ended June 30, 2015 and 2014, the Company declared a dividend of $0.26 and $0.22, respectively, per common share. During the nine months ended June 30, 2015 and 2014, the Company declared three quarterly dividends totaling $0.78 and $0.66, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

14.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, March 31	$10,583	$199	$10,782	$11,686	$273	$11,959
Total comprehensive income:
Net income	178	17	195	176	18	194
Foreign currency translation adjustments	144	(1)	143	18	—	18
Realized and unrealized gains (losses) on derivatives	(3)	—	(3)	1	—	1
Other comprehensive income (loss)	141	(1)	140	19	—	19
Comprehensive income	319	16	335	195	18	213

Other changes in equity:
Cash dividends—common stock	(171)	—	(171)	(146)	—	(146)
Dividends attributable to noncontrolling interests	—	(23)	(23)	—	(11)	(11)
Repurchases of common stock	(190)	—	(190)	—	—	—
Other, including options exercised	114	(7)	107	80	—	80
Ending balance, June 30	$10,655	$185	$10,840	$11,815	$280	$12,095

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

	Nine Months Ended June 30, 2015			Nine Months Ended June 30, 2014
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$11,311	$251	$11,562	$12,314	$260	$12,574
Total comprehensive income:
Net income	1,214	53	1,267	906	64	970
Foreign currency translation adjustments	(688)	(4)	(692)	—	—	—
Realized and unrealized losses on derivatives	(7)	—	(7)	(3)	—	(3)
Realized and unrealized losses on marketable common stock	—	—	—	(7)	—	(7)
Pension and postretirement plans	(3)	—	(3)	(2)	—	(2)
Other comprehensive loss	(698)	(4)	(702)	(12)	—	(12)
Comprehensive income	516	49	565	894	64	958

Other changes in equity:
Cash dividends—common stock	(513)	—	(513)	(439)	—	(439)
Dividends attributable to noncontrolling interests	—	(39)	(39)	—	(38)	(38)
Repurchases of common stock	(1,000)	—	(1,000)	(1,199)	—	(1,199)
Other, including options exercised	341	(76)	265	245	(6)	239
Ending balance, June 30	$10,655	$185	$10,840	$11,815	$280	$12,095

In November 2013, the Company's Board of Directors authorized a $3 billion increase in the Company's share repurchase program, which brought the total authorized amount under the repurchase program to $3.65 billion. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three month period ended June 30, 2015, the Company repurchased approximately $190 million of its common shares. For the nine month periods ended June 30, 2015 and 2014, the Company repurchased approximately $1.0 billion and $1.2 billion of its common shares, respectively.

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended June 30,
	2015	2014

Beginning balance, March 31	$202	$183
Net income	12	5
Foreign currency translation adjustments	4	—
Realized and unrealized gains on derivatives	2	—
Dividends	—	(4)
Ending balance, June 30	$220	$184

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

	Nine Months Ended June 30,
	2015	2014

Beginning balance, September 30	$194	$157
Net income	43	27
Foreign currency translation adjustments	(16)	—
Realized and unrealized gains on derivatives	3	—
Dividends	(4)	(6)
Other	—	6
Ending balance, June 30	$220	$184

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended June 30,
	2015	2014

Foreign currency translation adjustments
Balance at beginning of period	$(1,080)	$374
Aggregate adjustment for the period (net of tax effect of $5 and $0)	144	18
Balance at end of period	(936)	392

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	—	3
Current period changes in fair value (net of tax effect of $(1) and $0)	(5)	(1)
Reclassification to income (net of tax effect of $1 and $0) *	2	2
Balance at end of period	(3)	4

Pension and postretirement plans
Balance at beginning of period	4	10
Reclassification to income (net of tax effect of $0 and $(1)) ***	—	(2)
Other changes (net of tax effect of $0)	—	2
Balance at end of period	4	10

Accumulated other comprehensive income (loss), end of period	$(935)	$406

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

	Nine Months Ended June 30,
	2015	2014

Foreign currency translation adjustments
Balance at beginning of period	$(248)	$392
Aggregate adjustment for the period (net of tax effect of $3 and $6)	(688)	—
Balance at end of period	(936)	392

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	4	7
Current period changes in fair value (net of tax effect of $(5) and $(2))	(10)	(3)
Reclassification to income (net of tax effect of $2 and $0) *	3	—
Balance at end of period	(3)	4

Realized and unrealized gains (losses) on marketable common stock
Balance at beginning of period	—	7
Current period changes in fair value (net of tax effect of $0 and $(2))	—	(1)
Reclassification to income (net of tax effect of $0 and $(2)) **	—	(6)
Balance at end of period	—	—

Pension and postretirement plans
Balance at beginning of period	7	12
Reclassification to income (net of tax effect of $(1) and $(2)) ***	(4)	(5)
Other changes (net of tax effect of $0)	1	3
Balance at end of period	4	10

Accumulated other comprehensive income (loss), end of period	$(935)	$406

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

*** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three and nine months ended June 30, 2015, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses and loss from discontinued operations, net of tax on the consolidated statements of income. For the three and nine months ended June 30, 2014, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in cost of sales and loss from discontinued operations, net of tax on the consolidated statements of income.

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
June 30, 2015
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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2015, September 30, 2014 and June 30, 2014 the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

The Company uses commodity hedge contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. The Company had the following outstanding contracts to hedge forecasted commodity purchases:

		Volume Outstanding as of
Commodity	Units	June 30, 2015	September 30, 2014	June 30, 2014

Copper	Pounds	8,479,000	9,536,000	11,230,000
Lead	Metric Tons	10,892	5,200	—
Aluminum	Metric Tons	4,365	—	—
Tin	Metric Tons	2,836	2,070	636

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2015, September 30, 2014 and June 30, 2014, the Company had hedged approximately 4.0 million, 4.4 million and 4.6 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes that matured in March 2014. In the fourth quarter of fiscal 2013, the Company entered into one fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.7% notes that matured in March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% coupon maturing July 2017. There were twelve interest rate swaps outstanding as of June 30, 2015, and thirteen interest rate swaps outstanding as of September 30, 2014 and June 30, 2014.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	June 30,	September 30,	June 30,	June 30,	September 30,	June 30,
	2015	2014	2014	2015	2014	2014
Other current assets
Foreign currency exchange derivatives	$26	$21	$7	$16	$13	$2
Commodity derivatives	—	—	2	—	—	—
Interest rate swaps	1	—	—	—	—	—
Cross-currency interest rate swaps	16	15	5	—	—	—
Other noncurrent assets
Interest rate swaps	3	2	4	—	—	—
Equity swap	—	—	—	196	192	230
Total assets	$46	$38	$18	$212	$205	$232

Other current liabilities
Foreign currency exchange derivatives	$26	$22	$8	$17	$11	$3
Commodity derivatives	11	3	1	—	—	—
Cross-currency interest rate swaps	—	—	2	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	125	125	—	—	—
Long-term debt
Fixed rate debt swapped to floating	853	1,649	1,654	—	—	—
Other noncurrent liabilities
Interest rate swaps	—	3	—	—	—	—
Total liabilities	$1,691	$1,802	$1,790	$17	$11	$3

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of June 30, 2015, September 30, 2014 and June 30, 2014, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets			Fair Value of Liabilities
	June 30,	September 30,	June 30,	June 30,	September 30,	June 30,
	2015	2014	2014	2015	2014	2014
Gross amount recognized	$258	$243	$250	$1,708	$1,813	$1,793
Gross amount eligible for offsetting	(8)	(11)	(6)	(8)	(11)	(6)
Net amount	$250	$232	$244	$1,700	$1,802	$1,787

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three and nine months ended June 30, 2015 and 2014 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2015	2014	2015	2014
Foreign currency exchange derivatives	Cost of sales	$1	$(2)	$—	$(1)
Commodity derivatives	Cost of sales	(4)	—	(6)	—
Forward treasury locks	Net financing charges	—	—	1	1
Total		$(3)	$(2)	$(5)	$—

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	June 30, 2015	September 30, 2014	June 30, 2014
Foreign currency exchange derivatives	$—	$—	$(2)
Commodity derivatives	(8)	(2)	—
Forward treasury locks	5	6	6
Total	$(3)	$4	$4

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2015	2014	2015	2014
Interest rate swaps	Net financing charges	$—	$1	$5	$(1)
Fixed rate debt swapped to floating	Net financing charges	—	(1)	(5)	1
Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2015	2014	2015	2014
Foreign currency exchange derivatives	Cost of sales	$—	$(3)	$(3)	$(1)
Foreign currency exchange derivatives	Net financing charges	(10)	—	(10)	10
Equity swap	Selling, general and administrative	(3)	12	24	38
Total		$(13)	$9	$11	$47

The amount of gains recognized as foreign currency translation adjustments (CTA) within AOCI on the effective portion of outstanding net investment hedges was $10 million, $9 million and $2 million at June 30, 2015, September 30, 2014 and June 30, 2014, respectively. For the three and nine months ended June 30, 2015 and 2014, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2015, September 30, 2014 and June 30, 2014 (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$42	$—	$42	$—
Cross-currency interest rate swap	16	—	16	—
Interest rate swaps	1	—	1	—
Other noncurrent assets
Interest rate swaps	3	—	3	—
Investments in marketable common stock	5	5	—	—
Equity swap	196	196	—	—
Total assets	$263	$201	$62	$—
Other current liabilities
Foreign currency exchange derivatives	$43	$—	$43	$—
Commodity derivatives	11	—	11	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	—	801	—
Long-term debt
Fixed rate debt swapped to floating	853	—	853	—
Total liabilities	$1,708	$—	$1,708	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2015, September 30, 2014 and June 30, 2014. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at June 30, 2015, September 30, 2014 and June 30, 2014.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes that matured in March 2014. In the fourth quarter of fiscal 2013, the Company entered into one fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.7% notes that matured in March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% coupon maturing July 2017. There were twelve interest rate swaps outstanding as of June 30, 2015, and thirteen interest rate swaps outstanding as of September 30, 2014 and June 30, 2014.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the CTA component of AOCI where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2015, September 30, 2014 and June 30, 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There were no unrealized gains or losses recorded in AOCI on these investments as of June 30, 2015, September 30, 2014 and June 30, 2014. During the nine months ended June 30, 2014, the Company sold certain marketable common stock for approximately $25 million. As a result, the Company recorded $8 million of realized gains within selling, general and administrative expenses in the Automotive Experience Seating segment.

Equity swaps – The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.5 billion, $6.8 billion and $7.0 billion at June 30,

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

2015, September 30, 2014 and June 30, 2014, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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

At June 30, 2015, the Company concluded it did not have any significant triggering events requiring assessment of impairment of its long-lived assets.

In the third quarter of fiscal 2014, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced for its Automotive Experience Interiors business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $45 million impairment charge within restructuring and impairment costs on the consolidated statement of income in the third quarter of fiscal 2014 for the Automotive Experience Interiors segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 4, "Discontinued Operations," and Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2014.

18.	Segment Information

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

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

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Building Efficiency
North America Systems and Service	$1,156	$1,126	$3,192	$3,141
Asia	493	521	1,409	1,480
Other	1,084	950	3,006	2,560
	2,733	2,597	7,607	7,181
Automotive Experience
Seating	4,255	4,571	12,531	13,364
Interiors	1,147	1,159	3,387	3,410
	5,402	5,730	15,918	16,774
Power Solutions	1,473	1,506	4,905	4,842
Total net sales	$9,608	$9,833	$28,430	$28,797

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

	Segment Income (Loss)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Building Efficiency
North America Systems and Service	$132	$136	$318	$302
Asia	77	83	196	212
Other	51	26	69	(17)
	260	245	583	497
Automotive Experience
Seating	273	249	703	648
Interiors	55	(56)	109	(33)
	328	193	812	615
Power Solutions	234	192	813	732
Total segment income	$822	$630	$2,208	$1,844

Net financing charges	(75)	(67)	(215)	(178)
Restructuring and impairment costs	—	(162)	—	(162)

Income from continuing operations before income taxes	$747	$401	$1,993	$1,504

19.	Commitments and Contingencies

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million, $24 million and $25 million at June 30, 2015, September 30, 2014 and June 30, 2014, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At June 30, 2015, September 30, 2014 and June 30, 2014, the Company recorded conditional asset retirement obligations of $67 million, $52 million and $54 million, respectively.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

20.    Subsequent Events

On July 24, 2015, the Company announced its intent to pursue a separation of the Automotive Experience business through a spin-off to shareholders. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit markets and equity markets, or changes in market conditions. Completion of the spin-off will be contingent upon customary closing conditions and regulatory approvals, including receipt of legal opinions concerning the tax-free nature of the transaction and final approval from the Company’s Board of Directors.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Johnson Controls, Inc.

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of income, of comprehensive income (loss), and of cash flows for the three-month and nine-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position as of September 30, 2014 and the related consolidated statements of income, of shareholders’ equity attributable to Johnson Controls, Inc., of comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated November 19, 2014 (which included an explanatory paragraph with respect to the exclusion of Air Distribution Technologies, Inc. in the assessment of internal controls over financial reporting), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of financial position as of September 30, 2014, is fairly stated in all material respects in relation to the consolidated statements of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 31, 2015

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

The Company has made statements in this document that are forward-looking and, therefore, are subject to risks and uncertainties. All statements in this document other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls' control, that could cause Johnson Controls' actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the potential impacts of the planned separation of the Automotive Experience business on business operations, assets or results, required regulatory approvals that are material conditions for proposed transactions to close, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial contracts, as well as other factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of Johnson Controls' most recent Annual Report on Form 10-K for the year ended September 30, 2014. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are only made as of the date of this document, and Johnson Controls assumes no obligation, and disclaims any obligation, to update forward-looking statements to reflect events or circumstances occurring after the date of this document.

Overview

Johnson Controls is a global multi-industrial company serving customers in more than 150 countries. The Company creates quality products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advanced batteries for hybrid and electric vehicles; and seating and interior systems for automobiles.

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

The following information should be read in conjunction with the September 30, 2014 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2014. References in the following discussion and analysis to "Three Months" refer to the three months ended June 30, 2015 compared to the three months ended June 30, 2014, while references to "Year-to-Date" refer to the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014.

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

Outlook

On July 24, 2015, the Company announced that it expects fiscal 2015 fourth quarter earnings from continuing operations, excluding any transaction related costs and non-recurring items, to be $1.00 - $1.03 per diluted share. The Company reaffirmed its full fiscal year guidance for segment margin improvements in all three of its businesses and is initiating a comprehensive cost savings program.

On July 24, 2015, the Company also announced its intent to pursue a separation of the Automotive Experience business through a spin-off to shareholders. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit markets and equity markets, or changes in market conditions. Completion of the spin-off will be contingent upon customary closing conditions and regulatory approvals, including receipt of legal opinions concerning the tax-free nature of the transaction and final approval from the Company’s Board of Directors.

In April 2015, the Company signed an agreement formally establishing the previously announced automotive interiors joint venture with Yanfeng Automotive Trim Systems. The formation of the joint venture closed on July 2, 2015.

In March 2015, the Company signed a definitive agreement to sell its GWS business to CBRE Group, Inc. for $1.475 billion. The transaction is expected to close in the fourth quarter of fiscal 2015, pending regulatory approvals.

In January 2015, the Company signed a definitive agreement to create a joint venture with Hitachi to expand its Building Efficiency product offerings. The formation of the joint venture is expected to close in the first quarter of fiscal 2016, pending regulatory approvals.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at June 30, 2015 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, pension contributions, debt maturities and any potential acquisitions during the remainder of fiscal 2015 will be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of June 30, 2015. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2015, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined in the Company’s debt financial covenants was $11.6 billion and there was a maximum of $246 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2015, the Company believes the long-term rate of return will approximate 7.50%, 4.40% and 5.75% for U.S. pension, non-U.S. pension and postretirement plans, respectively. As a result of the updated U.S. mortality tables and mortality improvement scales by the Society of Actuaries, the mortality assumptions expected to be used to calculate the Company’s U.S. pension and postretirement liabilities at the end of fiscal 2015 are estimated to result in a mark-to-market charge in the fourth quarter of fiscal 2015 ranging from $150 million to $200 million. During the first nine months of fiscal 2015, the Company made approximately $77 million in total pension contributions. In total, the Company expects to contribute at least $100 million of minimum contributions and up to $300 million of voluntary contributions in cash to its defined benefit pension plans in fiscal 2015. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2015.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to significant restructuring plans in fiscal 2014, 2013 and 2012 and recorded $324 million, $903 million and $271 million, respectively, of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The Company currently estimates that upon completion of the restructuring actions, the fiscal 2014, 2013 and 2012 restructuring plans will reduce annual operating costs from continuing operations by approximately $175 million, $350 million and $265 million, respectively, which is primarily the result of lower cost of sales due to reduced employee-related costs and lower depreciation and amortization expense. The Company expects a portion of these savings, net of execution costs, will be achieved over the next year and the full annual benefit of these actions is expected in fiscal 2016. For fiscal 2015, the savings from continuing operations, net of execution costs, are expected to approximate 85% of the expected annual operating cost reduction. The restructuring actions are expected to be substantially complete in fiscal 2016. The respective year’s restructuring plan reserve balances of $118 million, $82 million and $15 million, respectively, at June 30, 2015 are expected to be paid in cash.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Net sales	$9,608	$9,833	-2%	$28,430	$28,797	-1%

The decrease in consolidated net sales for the three months ended June 30, 2015 was due to the unfavorable impact of foreign currency translation ($749 million), partially offset by higher sales in the Building Efficiency business ($248 million), Automotive Experience business ($187 million) and Power Solutions business ($89 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 5% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, incremental sales related to the prior year acquisition of ADT in the Building Efficiency business and higher global battery shipments in the Power Solutions business were partially offset by lower volumes related to prior year business divestitures in Automotive Experience Interiors. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

The decrease in consolidated net sales for the nine months ended June 30, 2015 was due to the unfavorable impact of foreign currency translation ($1.8 billion), partially offset by higher sales in the Building Efficiency business ($707 million), Automotive Experience business ($363 million) and Power Solutions business ($363 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 5% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, incremental sales related to the prior year acquisition of ADT in the Building Efficiency business and higher global battery shipments in the Power Solutions business were partially offset by lower volumes related to prior year business divestitures in Automotive Experience Interiors. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Cost of sales	$7,902	$8,253	-4%	$23,542	$24,239	-3%
Gross profit	1,706	1,580	8%	4,888	4,558	7%
% of sales	17.8%	16.1%		17.2%	15.8%

Cost of sales decreased as compared to the three month period ended June 30, 2014, and gross profit as a percentage of sales increased by 170 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, lower purchasing costs and favorable commercial settlements, partially offset by higher operating costs. Gross profit in the Building Efficiency business was favorably impacted by incremental gross profit related to the ADT acquisition, higher volumes and prior year contract related charges in the Middle East. Gross profit in the Power Solutions business was favorably impacted by higher volumes and lower operating costs. Foreign currency translation had a favorable impact on cost of sales of approximately $663 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Cost of sales decreased as compared to the nine month period ended June 30, 2014, and gross profit as a percentage of sales increased by 140 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, lower purchasing costs and favorable commercial settlements, partially offset by higher operating costs. Gross profit in the Building Efficiency business was favorably impacted by incremental gross profit related to the ADT acquisition, favorable margin rates and prior year contract related charges in the Middle East. Gross profit in the Power Solutions business was favorably impacted by higher volumes and lower operating costs. Foreign currency translation had a favorable impact on cost of sales of approximately $1.6 billion. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Selling, general and administrative expenses	$975	$943	3%	$2,955	$2,901	2%
% of sales	10.1%	9.6%		10.4%	10.1%

Selling, general and administrative expenses (SG&A) increased as compared to the three month period ended June 30, 2014, and SG&A as a percentage of sales increased 50 basis points. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the prior year acquisition of ADT and current year transaction and integration costs. The Power Solutions business SG&A increased primarily due to higher employee related expenses. The Automotive Experience business SG&A decreased primarily due to cost reduction initiatives, partially offset by transaction costs. Foreign currency translation had a favorable impact on SG&A of $41 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

SG&A increased as compared to the nine month period ended June 30, 2014, and SG&A as a percentage of sales increased 30 basis points. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the prior year acquisition of ADT and current year transaction and integration costs. The Power Solutions business SG&A increased primarily due to higher employee related expenses. The Automotive Experience business SG&A decreased primarily due to cost reduction initiatives and lower employee related costs, partially offset by transaction costs. Foreign currency translation had a favorable impact on SG&A of $126 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Loss on Business Divestitures - Net

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Loss on business divestitures - net	$—	$95	-100%	$—	$86	-100%

Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information on the loss on business divestitures - net for the three and nine months ended June 30, 2015.

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Restructuring and impairment costs	$—	$162	-100%	$—	$162	-100%

Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Net financing charges	$75	$67	12%	$215	$178	21%

Net financing charges were higher for the three and nine month periods ended June 30, 2015 primarily due to higher average borrowing levels related to the acquisition of ADT and the share repurchase program.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Equity income	$91	$88	3%	$275	$273	1%

The increase in equity income for the three months ended June 30, 2015 was primarily due to higher income at certain Power Solutions partially-owned affiliates. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

The increase in equity income for the nine months ended June 30, 2015 was primarily due to higher income at certain Automotive Experience partially-owned affiliates, partially offset by a prior year gain on acquisition of a partially-owned affiliate in the Power Solutions business ($19 million). Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Income tax provision	$215	$154	40%	$465	$358	30%
Effective tax rate	29%	38%		23%	24%

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

For the three months and nine months ended June 30, 2015, the Company's effective tax rate for continuing operations was 29% and 23%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials, partially offset by a tax rate change in Japan and a change in the Company's assertion over reinvestment of foreign undistributed earnings associated with the Automotive Experience Interiors joint venture transaction. For the three and nine months ended June 30, 2014, the Company's effective tax rate for continuing operations was 38% and 24%, respectively. This was different than the U.S. federal statutory rate of 35% primarily due to the jurisdictional mix of significant restructuring and impairment costs and losses on divestitures, partially offset by global tax planning and foreign tax rate differentials.

In the third quarter of fiscal 2015, the Company provided income tax expense on the foreign undistributed earnings of certain non-U.S. subsidiaries associated with the Automotive Experience Interiors joint venture transaction, which resulted in a non-cash tax charge of $75 million.

In the second quarter of fiscal 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million.

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

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million.

Loss From Discontinued Operations, Net of Tax

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Loss from discontinued operations, net of tax	$(325)	$(48)	*	$(218)	$(149)	46%

* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Income from continuing operations attributable to noncontrolling interests	$29	$17	71%	$92	$73	26%
Income from discontinued operations attributable to noncontrolling interests	—	6	-100%	4	18	-78%

The increase in income from continuing operations attributable to noncontrolling interests for the three and nine months ended June 30, 2015 was primarily due to higher income at certain Power Solutions and Automotive Experience partially-owned affiliates.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Net income attributable to Johnson Controls, Inc.	$178	$176	1%	$1,214	$906	34%

The increase in net income attributable to Johnson Controls, Inc. for the three months ended June 30, 2015 was primarily due to: prior year restructuring and impairment costs, higher gross profit, and a prior year loss on a business divestiture; partially offset by loss from discontinued operations (net of tax), an increase in the income tax provision, higher SG&A and the unfavorable impact of foreign currency translation. Diluted earnings per share attributable to Johnson Controls, Inc. for the three months ended June 30, 2015 was $0.27 compared to $0.26 for the three months ended June 30, 2014.

The increase in net income attributable to Johnson Controls, Inc. for the nine months ended June 30, 2015 was primarily due to:
higher gross profit, prior year restructuring and impairment costs, and prior year loss on business divestitures; partially offset by an increase in the income tax provision, higher SG&A, the unfavorable impact of foreign currency translation and an increase in net financing charges. Diluted earnings per share attributable to Johnson Controls, Inc. for the nine months ended June 30, 2015 was $1.83 compared to $1.34 for the nine months ended June 30, 2014.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency - Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

North America Systems and Service	$1,156	$1,126	3%	$3,192	$3,141	2%
Asia	493	521	-5%	1,409	1,480	-5%
Other	1,084	950	14%	3,006	2,560	17%
	$2,733	$2,597	5%	$7,607	$7,181	6%

Three Months:

•
The increase in North America Systems and Service was due to higher volumes of equipment, controls systems and service ($41 million), partially offset by the unfavorable impact of foreign currency translation ($11 million).

•
The decrease in Asia was due to lower volumes of equipment ($33 million) and the unfavorable impact of foreign currency translation ($21 million), partially offset by higher service volumes ($23 million) and incremental sales due to business acquisitions ($3 million).

•
The increase in Other was due to incremental sales related to the ADT acquisition ($194 million), and higher volumes in the Middle East ($19 million) and other businesses ($19 million), partially offset by the unfavorable impact of foreign currency translation ($80 million), and lower volumes in Latin America ($10 million), Europe ($4 million) and unitary products ($4 million).

Year-to-Date:

•
The increase in North America Systems and Service was due to higher volumes of equipment, controls systems and service ($78 million), partially offset by the unfavorable impact of foreign currency translation ($27 million).

•
The decrease in Asia was due to the unfavorable impact of foreign currency translation ($66 million), and lower volumes of equipment and controls systems ($64 million), partially offset by higher service volumes ($36 million) and incremental sales due to business acquisitions ($23 million).

•
The increase in Other was due to incremental sales related to the ADT acquisition ($629 million), and higher volumes in the Middle East ($27 million), Europe ($14 million) and other businesses ($21 million), partially offset by the unfavorable impact of foreign currency translation ($188 million), and lower volumes in Latin America ($56 million) and unitary products ($1 million).

Building Efficiency - Segment Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

North America Systems and Service	$132	$136	-3%	$318	$302	5%
Asia	77	83	-7%	196	212	-8%
Other	51	26	96%	69	(17)	*
	$260	$245	6%	$583	$497	17%

* Measure not meaningful

Three Months:

•
The decrease in North America Systems and Service was due to higher selling, general and administrative expenses primarily related to sales force additions ($15 million), current year transaction and integration costs ($4 million), and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes ($10 million) and favorable margin rates ($6 million).

•
The decrease in Asia was due to higher selling, general and administrative expenses ($9 million), lower volumes ($3 million), the unfavorable impact of foreign currency translation ($2 million), and current year transaction and integration costs ($1 million), partially offset by favorable margin rates ($7 million) and incremental operating income due to business acquisitions ($2 million).

•
The increase in Other was due to net unfavorable prior year contract related charges in the Middle East ($21 million), prior year acquisition related charges ($20 million), incremental operating income related to the ADT acquisition ($19 million) and higher volumes ($4 million), partially offset by higher selling, general and administrative expenses ($14 million), unfavorable margin rates ($13 million), current year transaction and integration costs ($7 million), the unfavorable impact of foreign currency translation ($4 million) and lower equity income ($1 million).

Year-to-Date:

•
The increase in North America Systems and Service was due to favorable margin rates ($21 million), higher volumes ($19 million) and net unfavorable prior year contract related charges ($9 million), partially offset by higher selling, general and administrative expenses primarily related to sales force additions ($22 million), current year transaction and integration costs ($9 million), and the unfavorable impact of foreign currency translation ($2 million).

•
The decrease in Asia was due to higher selling, general and administrative expenses ($19 million), the unfavorable impact of foreign currency translation ($10 million), lower volumes ($7 million), and current year transaction and integration costs ($4 million), partially offset by favorable margin rates ($20 million) and incremental operating income due to business acquisitions ($4 million).

•
The increase in Other was due to incremental operating income related to the ADT acquisition ($55 million), net unfavorable prior year contract related charges in the Middle East ($50 million) and prior year acquisition related charges ($20 million), partially offset by current year transaction and integration costs ($13 million), the unfavorable impact of foreign currency translation ($9 million), higher selling, general and administrative expenses ($8 million), unfavorable margin rates ($8 million) and lower equity income ($1 million).

Automotive Experience - Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Seating	$4,255	$4,571	-7%	$12,531	$13,364	-6%
Interiors	1,147	1,159	-1%	3,387	3,410	-1%
	$5,402	$5,730	-6%	$15,918	$16,774	-5%

Three Months:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($424 million), partially offset by higher volumes ($71 million), incremental sales related to a business acquisition ($19 million), and net favorable pricing and commercial settlements ($18 million).

•
The decrease in Interiors was due to the unfavorable impact of foreign currency translation ($91 million), lower volumes related to a prior year business divestiture ($61 million), and net unfavorable pricing and commercial settlements ($7 million), partially offset by higher volumes ($130 million), incremental sales related to business acquisitions ($9 million) and favorable sales mix ($8 million).

Year-to-Date:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($1.0 billion), partially offset by higher volumes ($84 million), favorable pricing and commercial settlements ($48 million), and incremental sales related to a business acquisition ($40 million).

•
The decrease in Interiors was due to lower volumes related to a prior year business divestiture ($248 million), the unfavorable impact of foreign currency translation ($214 million) and unfavorable sales mix ($138 million), partially offset by higher volumes ($505 million), net favorable pricing and commercial settlements ($45 million), and incremental sales related to business acquisitions ($27 million).

Automotive Experience - Segment Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Seating	$273	$249	10%	$703	$648	8%
Interiors	55	(56)	*	109	(33)	*
	$328	$193	70%	$812	$615	32%

* Measure not meaningful

Three Months:

•
The increase in Seating was due to net favorable pricing and commercial settlements ($28 million), lower purchasing costs ($23 million), higher volumes ($15 million), lower selling, general and administrative expenses ($10 million), lower engineering expenses ($6 million), incremental operating income related to a business acquisition ($2 million) and higher equity income ($1 million), partially offset by the unfavorable impact of foreign currency translation ($23 million), higher operating costs ($22 million), unfavorable mix ($13 million) and current year transaction costs ($3 million).

•
The increase in Interiors was due to a prior year loss on business divestiture ($95 million), higher volumes ($22 million), lower operating costs ($13 million), lower engineering expenses ($5 million), favorable mix ($4 million) and higher equity income ($1 million), partially offset by current year transaction costs ($11 million), net unfavorable pricing and commercial settlements ($9 million), higher selling, general and administrative expenses ($5 million), and the unfavorable impact of foreign currency translation ($4 million).

Year-to-Date:

•
The increase in Seating was due to net favorable pricing and commercial settlements ($50 million), lower purchasing costs ($49 million), higher equity income ($25 million), lower engineering expenses ($20 million), higher volumes ($16 million), lower selling, general and administrative expenses ($10 million), and incremental operating income related to a business acquisition ($5 million), partially offset by higher operating costs ($78 million), the unfavorable impact of foreign currency translation ($34 million), unfavorable mix ($5 million) and current year transaction costs ($3 million).

•
The increase in Interiors was due to a prior year net loss on business divestitures ($86 million), higher volumes ($68 million), lower operating costs ($46 million), lower purchasing costs ($6 million), lower engineering expenses ($5 million), incremental operating income related to business acquisitions ($3 million) and higher equity income ($3 million), partially offset by current year transaction costs ($28 million), unfavorable mix ($27 million), net unfavorable pricing and commercial settlements ($12 million), the unfavorable impact of foreign currency translation ($5 million), and higher selling, general and administrative expenses ($3 million).

Power Solutions

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Net sales	$1,473	$1,506	-2%	$4,905	$4,842	1%
Segment income	234	192	22%	813	732	11%

Three Months:

•
Net sales decreased due to the unfavorable impact of foreign currency translation ($122 million), partially offset by higher sales volumes ($83 million), and favorable pricing and product mix ($6 million).

•
Segment income increased due to higher volumes ($26 million), lower operating costs ($19 million), favorable pricing and product mix ($11 million), and higher equity income ($7 million), partially offset by the unfavorable impact of foreign currency translation ($11 million), and higher selling, general and administrative expenses ($10 million).

Year-to-Date:

•
Net sales increased due to higher sales volumes ($270 million), and favorable pricing and product mix ($93 million), partially offset by the unfavorable impact of foreign currency translation ($300 million).

•
Segment income increased due to higher volumes ($84 million), lower operating costs ($38 million), favorable pricing and product mix ($18 million), and higher equity income ($2 million), partially offset by the unfavorable impact of foreign currency translation ($30 million), a prior year gain on acquisition of a partially-owned affiliate ($19 million), and higher selling, general and administrative expenses ($12 million).

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At June 30, 2015, unearned backlog was $4.7 billion, consistent with June 30, 2014. Adjusted for foreign currency, backlog was 5% higher compared to the third quarter of last year with improvements in North America, Asia and the Middle East, partially offset by lower backlog in Europe and Latin America.

Financial Condition

Working Capital

	June 30,	September 30,		June 30,
(in millions)	2015	2014	Change	2014	Change

Current assets	$12,942	$13,107		$13,447
Current liabilities	(12,133)	(11,694)		(12,143)
	809	1,413	-43%	1,304	-38%

Less: Cash	(213)	(409)		(160)
Add: Short-term debt	987	183		930
Add: Current portion of long-term debt	814	140		141
Less: Assets held for sale	(2,090)	(2,157)		(1,575)
Add: Liabilities held for sale	1,610	1,801		994
Working capital (as defined)	$1,917	$971	97%	$1,634	17%

Accounts receivable	$5,597	$5,871	-5%	$6,710	-17%
Inventories	2,489	2,477	0%	2,591	-4%
Accounts payable	4,791	5,270	-9%	5,567	-14%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The increase in working capital at June 30, 2015 as compared to September 30, 2014, excluding the impact of amounts classified as held for sale, was primarily due to a decrease in accounts payable due to changes in foreign exchange rates and timing of supplier payments, lower restructuring reserves due to utilization of restructuring reserves, and lower accrued compensation and benefits primarily due to timing of incentive compensation payments, partially offset by lower accounts receivable due to changes in foreign exchange rates and timing of customer receipts. Compared to June 30, 2014, excluding the impact of amounts classified as held for sale, the increase was primarily due to a decrease in accounts payable due to changes in foreign exchange rates and timing of supplier payments, lower restructuring reserves due to utilization of restructuring reserves and lower accrued compensation and benefits, partially offset by lower inventory due to changes in foreign exchange rates and production levels, lower accounts receivable due to changes in foreign exchange rates and timing of customer receipts.

•
The Company’s days sales in accounts receivable at June 30, 2015 and June 30, 2014 were 55, higher than 54 at the period ended September 30, 2014. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the three months ended June 30, 2015 were higher than the comparable period ended September 30, 2014 primarily due to changes in inventory production levels. Inventory turns were consistent with the period ended June 30, 2014.

•	Days in accounts payable at June 30, 2015 were 66 days, lower than 74 and 69 at the comparable periods ended September 30, 2014 and June 30, 2014, respectively.

Cash Flows

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014

Cash provided by operating activities	$663	$714	$863	$1,163
Cash used by investing activities	(248)	(1,904)	(702)	(2,557)
Cash (used) provided by financing activities	(360)	1,144	(353)	540
Capital expenditures	(264)	(274)	(820)	(876)

•
The decrease in cash provided by operating activities for the three months ended June 30, 2015 was primarily due to unfavorable changes in accounts receivable and timing of dividend payments from equity affiliates, partially offset by favorable changes in inventory and accounts payable and accrued liabilities. The decrease in cash provided by operating activities for the nine months ended June 30, 2015 was primarily due to unfavorable changes in accounts receivable, timing of dividend payments from equity affiliates and higher income tax payments, partially offset by favorable changes in inventory. The operating cash flow impact from discontinued operations was not significant in any period presented.

•
The decrease in cash used by investing activities for the three months ended June 30, 2015 was primarily due to cash paid for business acquisitions in the prior year. The decrease in cash used by investing activities for the nine months ended June 30, 2015 was primarily due to cash paid for business acquisitions in the prior year and cash received from a business divestiture in the current year.

•
The increase in cash used by financing activities for the three months ended June 30, 2015 was primarily due to cash received from a long-term debt issuance in the prior year to finance the acquisition of ADT and current stock repurchases. The increase in cash used by financing activities for the nine months ended June 30, 2015 was primarily due to cash received from a long-term debt issuance in the prior year to finance the acquisition of ADT, partially offset by higher long-term debt repayments in the prior year and lower stock repurchases.

•
The decrease in capital expenditures for the three months ended June 30, 2015 primarily relates to a reduction in program spending for new customer launches in the Automotive Experience business, partially offset by capital investments in an enterprise resource planning (ERP) system. The decrease in capital expenditures for the nine months ended June 30, 2015 primarily relates to a reduction in program spending for new customer launches in the Automotive Experience business and timing of project spending in the Building Efficiency business, partially offset by capital investments in an ERP system.

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

At June 30, 2015, the Company concluded it did not have any significant triggering events requiring assessment of impairment of its long-lived assets.

In the third quarter of fiscal 2014, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced for its Automotive Experience Interiors business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $45 million impairment charge within restructuring and impairment costs on the consolidated statement of income in the third quarter of fiscal 2014 for the Automotive Experience Interiors segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 4, "Discontinued Operations," and Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2014.

Capitalization

	June 30,	September 30,		June 30,
(in millions)	2015	2014	Change	2014	Change

Short-term debt	$987	$183		$930
Current portion of long-term debt	814	140		141
Long-term debt	5,734	6,357		6,416
Total debt	7,535	6,680	13%	7,487	1%

Shareholders’ equity attributable to Johnson Controls, Inc.	10,655	11,311	-6%	11,815	-10%

Total capitalization	$18,190	$17,991	1%	$19,302	-6%

Total debt as a % of total capitalization	41%	37%		39%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At June 30, 2015, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro. Additionally, at June 30, 2015, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $135 million. As of June 30, 2015, facilities in the amount of 237 million euro are scheduled to expire in fiscal 2015 and facilities in the amount of $135 million are scheduled to expire in fiscal 2016. There were no draws on any of these revolving facilities as of June 30, 2015.

•
In June 2015, the Company entered into a five-year, 37 billion yen floating rate syndicated term loan scheduled to mature in June 2020. Proceeds from the syndicated term loan were used for general corporate purposes.

•
In May 2015, the Company made a partial repayment of 32 million euro in principal amount, plus accrued interest, of its 70 million euro floating rate credit facility scheduled to mature in November 2017.

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

•
In June 2014, the Company issued $300 million aggregate principal amount of 1.4% senior unsecured fixed rate notes due in November 2017, $500 million aggregate principal amount of 3.625% senior unsecured fixed rate notes due in June 2024, $450 million aggregate principal amount of 4.625% senior unsecured fixed rate notes due in July 2044 and $450 million aggregate principal amount of 4.95% senior unsecured fixed rate notes due in July 2064. Aggregate net proceeds of $1.7 billion from the issuances were used to finance the acquisition of ADT and for other general corporate purposes.

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

•
In December 2013, the Company entered into a five-year, 220 million euro, floating rate credit facility scheduled to mature in December 2018. The Company drew on the full credit facility during the quarter ended December 31, 2013. Proceeds from the facility were used for general corporate purposes.

•
In December 2013, the Company entered into a nine-month, $500 million, floating rate term loan that matured in September 2014. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ending September 30, 2014.

•
The Company also selectively makes use of short-term credit lines. The Company estimates that, as of June 30, 2015, it could borrow up to $1.3 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at June 30, 2015 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2015 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of June 30, 2015. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. The Company currently does not intend nor foresee a need to repatriate these funds. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. However, the Company did provide incremental income tax expense on the undistributed earnings of certain non-U.S. subsidiaries that have assets held for sale or are themselves held for sale at June 30, 2015. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund the Company’s domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by operations domestically, the Company could elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of the Company’s earnings. The Company has borrowed funds domestically and continues to have the ability to borrow funds domestically at reasonable interest rates.

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2015, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.6 billion and there was a maximum of $246 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In July 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements but will impact pension asset disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in July 2015, the FASB approved a one-year deferral of the standard. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2015, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is undertaking the implementation of new enterprise resource planning (ERP) systems, which will occur over a period of several years. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the implementation of the new ERP systems during the three and nine months ended June 30, 2015.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million, $24 million and $25 million at June 30, 2015, September 30, 2014 and June 30, 2014, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At June 30, 2015, September 30, 2014 and June 30, 2014, the Company recorded conditional asset retirement obligations of $67 million, $52 million and $54 million, respectively.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, except for the additional risk factor presented below within the "General Risks."

The proposed separation of our Automotive Experience business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may have a material adverse effect on us whether or not it is completed.

On July 24, 2015, we announced our intent to pursue a separation of our Automotive Experience business through a spin-off to our shareholders. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit markets and equity markets, or changes in market conditions. As independent, publicly traded companies, each business will be smaller and less diversified with a narrower business focus and may be more vulnerable to changing market conditions. Completion of the spin-off will be contingent upon customary closing conditions and regulatory approvals, including receipt of legal opinions concerning the tax-free nature of the transaction and final approval from our Board of Directors.

We will incur significant expenses in connection with the spin-off. In addition, completion of the proposed spin-off will require significant amounts of management’s time and effort which may divert management’s attention from other aspects of our business operations and other initiatives. We may experience negative reactions from the financial markets if we do not complete the spin-off in a reasonable time period.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. In September 2013, the Company’s Board of Directors authorized up to an additional $500 million in stock repurchases of the Company’s outstanding common stock, and in November 2013, the Company's Board of Directors authorized an additional $3.0 billion under the stock repurchase program, both incremental to prior authorizations. Stock repurchases under the stock repurchase program may be made through open market, privately negotiated, or structured transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company spent approximately $1,249 million on repurchases under the stock repurchase program in fiscal 2014. As of June 30, 2015, the Company has spent approximately $1,000 million on repurchases under the stock repurchase program in fiscal 2015.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended June 30, 2015.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
4/1/15 - 4/30/15
Purchases by Company	—	$—	—	$1,590,566,536
5/1/15 - 5/31/15
Purchases by Company	1,145,839	$51.05	1,145,839	$1,532,075,045
6/1/15 - 6/30/15
Purchases by Company	2,494,545	$52.69	2,494,545	$1,400,629,831
4/1/15 - 4/30/15
Purchases by Citibank	—	—	—	NA
5/1/15 - 5/31/15
Purchases by Citibank	—	—	—	NA
6/1/15 - 6/30/15
Purchases by Citibank (1)	—	—	—	NA

(1) In June 2015, Citibank reduced its holding of the Company's stock by 90,000 shares in connection with the Equity Swap Agreement.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 61 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: July 31, 2015	By:	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

3.1
By-Laws of Johnson Controls, Inc., as amended through July 22, 2015 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed July 24, 2015) (Commission File No. 1-5097).

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated July 31, 2015, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.