Form 10-K
period 2015-09-30
JOHNSON CONTROLS INC
filed 2015-11-18
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $33.0 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2015, 647,676,732 shares of the registrant’s Common Stock, par value $1.00 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on January 27, 2016 are incorporated by reference into Part III.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2015

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls, Inc. and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and, therefore, are subject to risks and uncertainties. All statements in this document other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls' control, that could cause Johnson Controls' actual results to differ materially from those expressed or implied by such forward-looking statements. A detailed discussion of risks is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are only made as of the date of this document, unless otherwise specified, and Johnson Controls assumes no obligation, and disclaims any obligation, to update forward-looking statements to reflect events or circumstances occurring after the date of this document.

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

The Company is going through a multi-year portfolio transformation. Included in this transformation are several strategic transactions which occurred during fiscal 2015 including the divestiture of its Global Workplace Solutions (GWS) business and the contribution of its Automotive Experience Interiors business to the newly created joint venture with Yanfeng Automotive Trim Systems. Additionally, the Company intends to pursue the separation of its Automotive Experience business through a spin-off.

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

The Automotive Experience business is one of the world’s largest automotive suppliers, providing innovative seating and interior systems through our design and engineering expertise. The Company’s technologies extend into virtually every area of the interior including seating, door systems, floor consoles and instrument panels. Customers include most of the world’s major automakers.

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

For the purpose of the following discussion of the Company’s businesses, the three Building Efficiency reportable segments and the two Automotive Experience reportable segments are presented together due to their similar customers and the similar nature of their products, production processes and distribution channels.

Products/Systems and Services

Building Efficiency

Building Efficiency is a global leader in delivering integrated control systems, mechanical equipment, products and services designed to improve the comfort, safety and energy efficiency of non-residential buildings and residential properties with operations in 52 countries. Revenues come from technical services, and the replacement and upgrade of HVAC controls and mechanical equipment in the existing buildings market, where the Company’s large base of current customers leads to repeat business, as well as with installing controls and equipment during the construction of new buildings. Customer relationships often span entire building lifecycles.

Building Efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some building controls, products and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. In fiscal 2015, approximately 65% of Building Efficiency’s sales were derived from HVAC products and installed control systems for construction and retrofit markets, including 14% of total sales related to new commercial construction. Approximately 35% of its sales in fiscal 2015 originated from its service offerings. In fiscal 2015, Building Efficiency accounted for 28% of the Company’s consolidated net sales.

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

Automotive Experience

Automotive Experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for OEMs and operates approximately 230 wholly- and majority-owned manufacturing or assembly plants, with operations in 32 countries worldwide. Beginning in the fourth quarter of fiscal 2015, the Automotive Experience Interiors business is predominantly in an unconsolidated partially-owned affiliate. Additionally, the business has other partially-owned affiliates in Asia, Europe, North America and South America.

Automotive Experience products and systems include complete seating systems and interior components, including instrument panels, floor consoles, and door systems. In fiscal 2015, Automotive Experience accounted for 54% of the Company’s consolidated net sales.

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

Power Solutions

Power Solutions services both automotive OEMs and the battery aftermarket by providing energy storage technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing and distributing approximately 146 million lead-acid batteries annually in approximately 61 wholly- and majority-owned manufacturing or assembly plants, distribution centers and sales offices in 22 countries worldwide. Investments in new product and process technology have expanded product offerings to absorbent glass mat (AGM) and enhanced flooded battery (EFB) technologies that power start-stop vehicles, as well as lithium-ion battery technology for certain hybrid and electric vehicles. The business has also invested to develop sustainable lead and poly recycling operations in the North American and European markets. Approximately 74% of unit sales worldwide in fiscal 2015 were to the automotive replacement market, with the remaining sales to the OEM market.

Power Solutions accounted for 18% of the Company’s fiscal 2015 consolidated net sales. Batteries and key components are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.

Competition

Building Efficiency

The Building Efficiency business conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction or project management expertise. Competitors for HVAC equipment and controls in the residential and non-residential marketplace include many regional, national and international providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Schneider Electric SA; Carrier Corporation, a subsidiary of United Technologies Corporation; Trane Incorporated, a subsidiary of Ingersoll-Rand Company Limited; Daikin Industries, Ltd.; Lennox International, Inc.; GC Midea Holding Co, Ltd.; Gree Electric Appliances, Inc. and Greenheck Fan Corporation. In addition to HVAC equipment, Building Efficiency competes in a highly fragmented HVAC services market, which is dominated by local providers. The loss of any individual contract would not have a material adverse effect on the Company.

Automotive Experience

The Automotive Experience business faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs who produce or have the capability to produce certain products the business supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the principal Automotive Experience Seating competitors include Lear Corporation, Faurecia SA and Magna International Inc. The Automotive Experience Interiors business primarily competes with Faurecia SA, Grupo Antolin - Irausa SA and International Automotive Components Group SA.

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

Backlog

The Company’s backlog relating to the Building Efficiency business is applicable to its sales of systems and services. At September 30, 2015, the backlog was $4.5 billion, the majority of which relates to fiscal 2016. The backlog as of September 30, 2014 was $4.8 billion. The decline in backlog year over year was primarily due to declines in the Other and North America Systems and Service segments. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

Raw Materials

Raw materials used by the businesses in connection with their operations, including lead, steel, tin, aluminum, urethane chemicals, copper, sulfuric acid and polypropylene, were readily available during fiscal 2015, and the Company expects such availability to continue. In fiscal 2016, commodity prices could fluctuate throughout the year and could significantly affect the results of operations.

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

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2015 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.

Employees

As of September 30, 2015, the Company employed approximately 139,000 employees, of whom approximately 91,000 were hourly and 48,000 were salaried.

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

Risks Relating to the Proposed Separation of the Automotive Experience Business by Spin-Off

The proposed separation of our Automotive Experience business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may have a material adverse effect on us whether or not it is completed.

On July 24, 2015, we announced our intent to pursue a separation of our Automotive Experience business through a spin-off to our shareholders. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. As independent, publicly traded companies, each business will be smaller and less diversified with a narrower business focus and may be more vulnerable to changing market conditions. Completion of the proposed spin-off will be contingent upon customary closing conditions, including final approval from our Board of Directors.

We will incur significant expenses in connection with the proposed spin-off. In addition, completion of the proposed spin-off will require significant amounts of management’s time and effort which may divert management’s attention from other aspects of our business operations and other initiatives. We may experience negative reactions from the financial markets if we do not complete the proposed spin-off in a reasonable time period.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.

Although we believe that separating our Automotive Experience business from our Building Efficiency and Power Solutions businesses by means of the spin-off will provide financial, operational, managerial and other benefits to us and our shareholders, the spin-off may not provide such results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits of the spin-off or if our costs exceed our estimates, the Company or the business that is spun off could suffer a material adverse effect on its business, financial condition, results of operations and cash flows.

General Risks

General economic, credit and capital market conditions could adversely affect our financial performance, our ability to grow or sustain our businesses and our ability to access the capital markets.

We compete around the world in various geographic regions and product markets. Global economic conditions affect each of our primary businesses. As we discuss in greater detail in the specific risk factors for each of our businesses that appear below, any future financial distress in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our businesses.

The capital and credit markets provide us with liquidity to operate and grow our businesses beyond the liquidity that operating cash flows provide. A worldwide economic downturn and/or disruption of the credit markets could reduce our access to capital necessary for our operations and executing our strategic plan. If our access to capital were to become significantly constrained, or if costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors; then our financial condition, results of operations and cash flows could be adversely affected.

Risks associated with our non-U.S. operations could adversely affect our business, financial condition and results of operations.

We have significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic uncertainty in some of the regions of the world in which we operate, such as Asia, South America, the Middle East, Central Europe and other emerging markets, could result in the disruption of markets and negatively affect cash flows from our operations to cover our capital needs and debt service requirements.

In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. While we employ financial instruments to hedge some of our transactional foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and could adversely impact our financial results and the comparability of results from period to period.

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

The regulation of our international operations could adversely affect our business, results of operations and reputation.

Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and commercial customers, and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the U.S. Foreign Corrupt Practices Act (FCPA), U.K. Bribery Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines that could have a material adverse effect on our business, financial condition, results of operations and reputation.

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

Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites could be considerably higher than the current accrued liability on our consolidated statements of financial position, which could have a material adverse effect on our business and results of operations.

Risks related to our defined benefit retirement plans may adversely impact our results of operations and cash flow.

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect our results of operations and the amounts of contributions we must make to our defined benefit plans in future periods. Because we mark-to-market our defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. Generally accepted accounting principles in the U.S. require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our defined benefit plans are dependent upon, among other factors, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic benefit cost, refer to "Critical Accounting Estimates and Policies" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

We may be unable to realize the expected benefits of our restructuring actions, which could adversely affect our profitability and operations.

To align our resources with our growth strategies, operate more efficiently and control costs, we periodically announce restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. We may undertake additional restructuring actions and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned, and our operations and business may be disrupted.

Negative or unexpected tax consequences could adversely affect our results of operations.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to additional changes in our valuation allowances against deferred tax assets and other tax reserves on our statement of financial position, and the future sale of certain businesses could potentially result in the repatriation of accumulated foreign earnings that could materially and adversely affect our results of operations. Additionally, changes in tax laws in the U.S. or in other countries where we have significant operations could materially affect deferred tax assets and liabilities on our consolidated statements of financial position and income tax provision on our consolidated statements of income.

We are also subject to tax audits by governmental authorities in the U.S. and in non-U.S. jurisdictions. Negative unexpected results from one or more such tax audits could adversely affect our results of operations.

Legal proceedings in which we are, or may be, a party may adversely affect us.

We are currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers, intellectual property matters, third party liability, including product liability claims and employment claims. There exists the possibility that such claims may have an adverse impact on our results of operations that is greater than we anticipate and/or negatively affect our reputation.

A downgrade in the ratings of our debt could restrict our ability to access the debt capital markets and increase our interest costs.

Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets would become restricted. Future tightening in the credit markets and a reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could affect our access to the debt capital markets or the price we pay to issue debt. Historically, we have relied on our ability to issue commercial paper rather than to draw on our credit facility to support our daily operations, which means that a downgrade in our ratings or volatility in the financial markets causing limitations to the debt capital markets could have an adverse effect on our business or our ability to meet our liquidity needs.

Additionally, several of our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded. Further, an increase in the level of our indebtedness may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.

The potential insolvency or financial distress of third parties could adversely impact our business and results of operations.

We are exposed to the risk that third parties to various arrangements who owe us money or goods and services, or who purchase goods and services from us, will not be able to perform their obligations or continue to place orders due to insolvency or financial distress. If third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us. In such events, we may incur losses, or our results of operations, financial condition or liquidity could otherwise be adversely affected.

We may be unable to complete or integrate acquisitions or joint ventures effectively, which may adversely affect our growth, profitability and results of operations.

We expect acquisitions of businesses and assets, as well as joint ventures (or other strategic arrangements), to play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition or joint venture targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or form joint ventures, or manage the timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses or joint ventures into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. If we were to use equity securities to finance a future acquisition, our then-current shareholders would experience dilution. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other factors related to acquisitions and joint ventures may negatively and adversely impact our growth, profitability and results of operations.

Risks associated with joint venture investments may adversely affect our business and financial results.

We have entered into several joint ventures and we may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we may compete against our joint venture partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner’s consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. These risks could result in a material adverse effect on our business and financial results.

We are subject to business continuity risks associated with centralization of certain administrative functions.

We have been regionally centralizing certain administrative functions, primarily in North America, Europe and Asia, to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as invoicing, payments and general management operations, could be interrupted, which could have an adverse impact on our business.

A failure of our information technology (IT) and data security infrastructure could adversely impact our business and operations.

We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business.

We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential matter. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our business success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes as a result of any future leadership transition, corporate initiatives and our proposed separation into two publicly-traded companies could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in fiscal 2013, with our initial disclosure relating to conflict minerals occurring in May 2014 and a subsequent disclosure in May 2015. There are costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Our continued compliance with these disclosure rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices, or that we will be able to satisfy customers who require our products to be conflict free. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Building Efficiency Risks

Failure to comply with regulations due to our contracts with U.S. government entities could adversely affect our business and results of operations.

Our Building Efficiency business contracts with government entities and is subject to specific rules, regulations and approvals applicable to government contractors. We are subject to routine audits by the Defense Contract Audit Agency to assure our compliance with these requirements. Our failure to comply with these or other laws and regulations could result in contract terminations, suspension or debarment from contracting with the U.S. federal government, civil fines and damages and criminal prosecution. In addition, changes in procurement policies, budget considerations, unexpected U.S. developments, such as terrorist attacks, or similar political developments or events abroad that may change the U.S. federal government’s national security defense posture may adversely affect sales to government entities.

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

Any of the following could materially and adversely impact the results of operations of our Building Efficiency business: loss of, changes in, or failure to perform under guaranteed performance contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major component suppliers; the unavailability of raw materials (primarily steel, copper and electronic components) necessary for production of HVAC equipment; price increases of limited-source components, products and services that we are unable to pass on to the market; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; revisions to energy efficiency or refrigerant legislation; and natural or man-made disasters or losses that impact our ability to deliver products and services to our customers.

Automotive Experience Risks

Unfavorable changes in the condition of the global automotive industry may adversely affect our results of operations.

Our financial performance depends, in part, on conditions in the automotive industry. In fiscal 2015, our largest customers globally were automobile manufacturers Ford Motor Company (Ford), Fiat Chrysler Automobiles N.V. (Chrysler), General Motors Corporation (GM), Daimler AG and Toyota Motor Corporation (Toyota). If automakers experience a decline in the number of new vehicle sales, we may experience reductions in orders from these customers, incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, particularly if any of the automakers cannot adequately fund their operations or experience financial distress. In addition, such adverse changes could have a negative impact on our business, financial condition or results of operations.

We are subject to pricing pressure from our automotive customers.

We face significant competitive pressures in our automotive business segments. Because of their purchasing size, our automotive customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those pricing reductions may have an adverse impact on our business and result of operations.

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

Changes in consumer demand may adversely affect our results of operations.

Increases in energy costs or other factors (e.g., climate change concerns) may shift consumer demand away from motor vehicles that typically have higher interior content that we supply, such as light trucks, crossover vehicles, minivans and sport utility vehicles, to smaller vehicles having less interior content. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could reduce our sales and harm our profitability, thereby adversely affecting our results of operations.

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

Power Solutions Risks

An inability to successfully respond to competition and pricing pressure from other companies in the Power Solutions business may adversely impact our business.

Our Power Solutions business competes with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. If we are unable to remain competitive and maintain market share in the regions and markets we serve, our business, financial condition and results of operations may be adversely affected.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters, related to the manufacturing and recycling of lead-acid batteries, which could adversely affect our business, results of operation and reputation.

The Company is subject to numerous federal, state and local environmental laws and regulations governing, among other things, the solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials; as it pertains to lead, the primary material used in the manufacture of lead-acid batteries. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require the Company to manufacture with alternative technologies and materials. Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to comply with such regulations or remediate identified sites could be considerably higher than the current or future accrued liability on our consolidated statements of financial position, which could have a material adverse effect on our business and results of operations, and negatively impact our reputation.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require the Company to make material changes to its operations, resulting in significant increases to the cost of production.

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

Additionally, the prices of other commodities, primarily fuel, acid, resin and tin, may be volatile. If other commodity prices rise, and if we are not able to recover these cost increases through price increases to our customers, such increases will have an adverse effect on our results of operations. Moreover, the implementation of any price increases to our customers could negatively impact the demand for our products.

Decreased demand from our customers in the automotive industry may adversely affect our results of operations.

Our financial performance in the Power Solutions business depends, in part, on conditions in the automotive industry. Sales to OEMs accounted for approximately 26% of the total sales of the Power Solutions business in fiscal 2015. Declines in the North American, European and Asian automotive production levels could reduce our sales and adversely affect our results of operations. In addition, if any OEMs reach a point where they cannot fund their operations, we may incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, which, if significant, would have a material adverse effect on our business and results of operations.

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

At September 30, 2015, the Company conducted its operations in 55 countries throughout the world, with its world headquarters located in Milwaukee, Wisconsin. The Company’s wholly- and majority-owned facilities, which are listed in the table on the following pages by business and location, totaled approximately 97 million square feet of floor space and are owned by the Company except as noted. The facilities primarily consisted of manufacturing, assembly and/or warehouse space. The Company considers its facilities to be suitable and adequate for their current uses. The majority of the facilities are operating at normal levels based on capacity.

Building Efficiency

Alabama	Dothan (3)	Minnesota	Fridley (3)
	Geneva (3)		Plymouth (1),(4)
	Huntsville (2)	Mississippi	Hattiesburg (1)
Arizona	Tucson (3)		Olive Branch
California	Mira Loma (2),(3)	Missouri	Albany
	Sanger (1)		Grandview (4)
	San Jose (1)		St. Louis (1),(4)
	Simi Valley (1),(4)	New Jersey	Hainesport (1),(4)
Florida	Largo (1),(3)	North Carolina	Sanford
	Medley (1),(4)		Tarboro
	Miami (1),(4)	Ohio	Cincinnati (3)
	Tampa (1),(4)		Clayton
Georgia	Roswell (1),(4)		Dayton (4)
Idaho	Nampa	Oklahoma	Norman (3)
Illinois	Elmhurst (1),(4)		Ponca City (1)
	Mount Prospect (4)	Oregon	Portland (1),(4)
Indiana	Lebanon	Pennsylvania	Audubon (1),(4)
	Rochester (3)		East Greenville (1),(3)
Kansas	Lenexa (1),(4)		Waynesboro (3)
	Parson (3)		York (1)
	Wichita (2),(3)	Texas	Carrollton (1),(3)
Kentucky	Lexington (1),(3)		Coppell (1)
	Louisville (2),(3)		El Paso (2)
Maryland	Baltimore (1),(4)		Houston (1),(3)
	Capitol Heights (1),(4)		Irving (4)
	Rossville (1)		Plano (1),(4)
	Sparks (1),(4)		Richardson (1),(4)
Massachusetts	Lynnfield (4)		San Antonio
	Turners Falls (1)	Washington	Fife (1),(4)
Michigan	Grand Rapids (1),(4)	Wisconsin	Milwaukee (2),(4)
Sterling Heights (1),(4)

Building Efficiency (continued)

Austria	Vienna (4)	Italy	Milan (1),(3)
Belgium	Diegem (1),(4)	Japan	Tokyo (1),(4)
Brazil	Curitiba (1),(4)	Macau	Macau (1),(4)
Canada	Ajax (1),(3)	Malaysia	Petaling Jaya (1),(4)
	Markham (2),(4)		Shah Alam
	Nobel (1)	Mexico	Apodaca (1),(3)
	Oakville (1),(4)		Cienega de Flores (1)
	Prescott (1)		Durango
China	Beijing (1),(4)		Juarez (2),(3)
	Qingyuan (2),(3)		Mexicali (1)
	Suzhou (1),(3)		Monterrey (1),(4)
	Wuxi (3)		Ojinaga (1)
Denmark	Hojbjerg (3)		Reynosa (3)
	Hornslet (2),(3)		Santa Catarina (1),(3)
	Viby (3)	Netherlands	Dordrecht (3)
France	Carquefou Cedex (2),(3)		Gorinchem (1),(3)
	Colombes (1),(3)	Russia	Moscow (1),(3)
Germany	Essen (1),(3)	South Africa	Isando (1),(4)
	Hamburg (1),(3)	Thailand	Amphur Kabinburi (1),(3)
	Mannheim (1),(3)		Samut Sakhon (1),(4)
Hong Kong	Hong Kong (1),(3)	Turkey	Manisa (1)
India	Bangalore (1)	United Arab Emirates	Dubai (1)
	Gurgaon (1),(3)	United Kingdom	Bridgnorth (3)
	Mumbai (1),(4)		Whitstable (3)

Automotive Experience

Alabama	Bessemer (1)	Missouri	Eldon (2)
	Clanton		Riverside (1)
	Eastaboga	Ohio	Bryan
	McCalla (1)		Greenfield
Georgia	West Point (1)		Northwood
Illinois	Sycamore		Wauseon
Kentucky	Cadiz	Tennessee	Athens
	Georgetown (2)		Lexington (3)
	Louisville (1)		Murfreesboro
	Shelbyville (1)		Pulaski (1)
	Winchester (1)	Texas	El Paso (1)
Michigan	Auburn Hills (1)		San Antonio (1)
Battle Creek
Cascade (1)
Detroit
Highland Park (1)
Holland (2),(3)
Lansing (2)
Monroe (1)
Plymouth (2),(4)
Romulus (1)
Taylor (1)
Warren (1)
Zeeland (1)

Automotive Experience (continued)

Argentina	Buenos Aires (1)	Germany	Boblingen (1)
	Rosario		Bochum (2)
Australia	Adelaide (1)		Bremen (1)
Austria	Graz (1)		Burscheid (2),(4)
	Mandling		Dautphe
Belgium	Assenede (1)		Espelkamp
Brazil	Pouso Alegre		Grefrath
	Quatro Barras (2)		Grossbottwar (1)
	Santo Andre (1)		Hilchenbach (1)
	Sao Bernardo do Campo		Kaiserslautern
	Sao Jose dos Pinhais (1)		Luneburg
Canada	Milton		Mannweiler (1)
	Mississauga (1)		Markgroningen (2)
	Tillsonburg		Neuenburg (1)
	Whitby (2)		Neuss (1),(4)
China	Guangzhou (2)		Neustadt
	Shanghai (1),(3)		Rastatt (1)
	Shenyang (1)		Remscheid (1)
	Wuhu (2)		Rockenhausen
Czech Republic	Bezdecin (1)		Saarlouis (1)
	Ceska Lipa (4)		Solingen (3)
	Mlada Boleslav (1)		Ueberherrn
	Roudnice		Waghausel
	Rychnov (1)		Wuppertal (1),(3)
	Strakonice		Zwickau (1)
	Straz pod Ralskem	Hungary	Mezolak
	Zatec		Mor
France	Conflans-sur-Lanterne		Papa (1)
	Fesches-le-Chatel (1)	India	Dharwad (1)
	Laroque D'Olmes		Pune (2),(3)
	Rosny	Indonesia	Bekasi (1)
	Strasbourg		Purwakarta (1)

Automotive Experience (continued)

Italy	Grugliasco (1)	Russia	St. Petersburg (2)
	Melfi		Togliatti (1)
	Ogliastro Cilento	Slovakia	Bratislava (1),(4)
	Rocca D'Evandro		Kostany nad Turcom (2)
Japan	Hamamatsu		Lozorno (1)
	Higashiomi		Lucenec
	Yokohama (1),(4)		Namestovo (1)
	Yokosuka (2)		Trencin (1),(4)
Korea	Ansan (1),(4)		Zilina (2)
	Asan	Slovenia	Novo Mesto (1)
Malaysia	Melaka (1)		Slovenj Gradec
	Pekan (1)	South Africa	East London (1)
	Selangor Darul Ehsan		Johannesburg
Mexico	Coahuila (1)		Port Elizabeth (1)
	El Marquez (3)		Pretoria
	Juarez		Swartkops (1)
	Lerma (1)		Uitenhage (1)
	Matamaros (1)		Wynberg (1)
	Monclova	Spain	Abrera
	Puebla (1)		Alagon
	Ramos Arizpe		Almussafes (1)
	Saltillo (2)		Pedrola
	Tlaxcala		Redondela (1)
	Toluca (1)		Valladolid
Poland	Bierun	Sweden	Goteburg (1)
	Siemianowice	Thailand	Chonburi (1)
	Skarbimierz (1)		Rayong
	Swiebodzin	Turkey	Bursa (1)
	Zory		Kocaeli
Portugal	Palmela	United Kingdom	Birmingham
Romania	Bradu		Burton-Upon-Trent
	Craiova (1)		Ellesmere Port (1)
	Jimbolia		Garston (1)
	Mioveni (1)		Liverpool (1),(3)
	Pitesti (1)		Sunderland
	Ploesti		Telford (1)
	Timisoara (1)		Wednesbury

Power Solutions

Arizona	Yuma (3)	Austria	Vienna (1),(3)
Delaware	Middletown (3)	Brazil	Sorocaba (3)
Florida	Tampa (3)	China	Changxing (3)
Georgia	Columbus (1)		Chongqing (3)
Illinois	Geneva (3)		Shanghai (2),(3)
Indiana	Ft. Wayne (3)	Colombia	Yumbo (2),(3)
Iowa	Red Oak (3)	Czech Republic	Ceska Lipa (2),(3)
Kentucky	Florence (2),(3)	France	Rouen
Michigan	Holland (3)		Sarreguemines (3)
Missouri	St. Joseph (2),(3)	Germany	Hannover (3)
North Carolina	Kernersville (3)		Krautscheid (3)
Ohio	Toledo (3)		Zwickau (2),(3)
Oregon	Canby (2),(3)	Korea	Gumi (2),(3)
South Carolina	Florence (3)	Mexico	Celaya
	Oconee (2),(3)		Cienega de Flores (2)
Texas	San Antonio (3)		Escobedo
Wisconsin	Milwaukee (4)		Garcia
San Pedro (1),(4)
Tlalnepantla (1),(4)
Torreon
		Peru	Lima (1),(4)
		Spain	Burgos
Guadalajara (1)
Guadamar del Segura
Ibi (3)
		Sweden	Hultsfred

Corporate

Wisconsin	Milwaukee (2),(4)	China	Dalian (1),(4)
Shanghai (2),(4)
		Mexico	Monterrey (1),(4)
		Singapore	Singapore (1),(4)
		Slovakia	Bratislava (1),(4)

(1)Leased facility
(2)Includes both leased and owned facilities
(3)Includes both administrative and manufacturing facilities
(4)Administrative facility only

In addition to the above listing, which identifies large properties (greater than 25,000 square feet), there are approximately 541 Building Efficiency branch offices and other administrative offices located in major cities throughout the world. These offices are primarily leased facilities and vary in size in proportion to the volume of business in the particular locality.

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

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $23 million and $24 million at September 30, 2015 and 2014, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2015 and 2014, the Company recorded conditional asset retirement obligations of $59 million and $52 million, respectively.

In June 2013, the Company self-reported to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) alleged Foreign Corrupt Practices Act (FCPA) violations related to its Building Efficiency marine business in China dating back to 2007. These allegations were isolated to the Company’s marine business in China which had annual sales ranging from $20 million to $50 million during this period. The Company, under the oversight of its Audit Committee and Board of Directors, proactively initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. In connection with this investigation, the Company has made and continues to evaluate certain enhancements to its FCPA compliance program. The Company continues to fully cooperate with the SEC and the DOJ, including engaging in discussions regarding the resolution of the matter, which are ongoing. The Company does not anticipate any material adverse effect on its business or financial condition as a result of this matter.

An investigation by the European Commission (EC) related to European lead recyclers’ procurement practices is currently underway, with the Company one of several named companies subject to review. On June 24, 2015, the EC initiated proceedings and adopted a statement of objections alleging infringements of competition rules in Europe against the Company and certain other companies. We will continue to cooperate with the EC in their proceedings and do not anticipate any material adverse effect on our business or financial condition. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations may continue for several years and can result in substantial fines depending on the gravity and duration of the violations.

The Company is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other casualty matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably by us, it is management's opinion that none of these will have a material adverse effect on the Company's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 18, 2015 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on January 27, 2016.

    Michael K. Bartschat, 53, was elected a Vice President and named Chief Procurement Officer in July 2014. He previously served as Group Vice President and General Manager, Metals and Mechanisms, Automotive Seating from 2013 to 2014, as

Group Vice President and General Manager, Trim and Fabrics, Automotive Seating from 2011 to 2012 and as Group Vice President, Global Purchasing from 2004 to 2011. Mr. Bartschat joined the Company in 2004.

Beda Bolzenius, 59, was elected a Vice President in November 2005 and has served as President, Automotive Experience since May 2014. He previously served as Vice Chairman - Asia Pacific from 2014 to November 2015, as President, Automotive Seating from 2012 to 2014, and as President of the Automotive Experience business from 2006 to 2012. Dr. Bolzenius joined the Company in 2004.

    Brian J. Cadwallader, 56, was elected a Vice President in January 2014 and named General Counsel and Secretary in October 2014. He previously served as Assistant Secretary in 2014, as Assistant General Counsel from 2011 to 2014 and as Group Vice President and General Counsel, Building Efficiency from 2010 to 2011. Prior to joining the Company in 2010, Mr. Cadwallader served as Associate General Counsel, International Business and Shared Services of International Paper Company (a paper and packaging company) from 2009 to 2010.

Grady L. Crosby, 49, was elected Vice President, Public Affairs and named Chief Diversity Officer in October 2014. He previously served as Vice President and Global General Counsel, Power Solutions from 2013 to 2014, as Vice President and General Counsel, Power Solutions Americas and Global Aftermarket from 2012 to 2013 and as Vice President and General Counsel, Power Solutions Americas from 2011 to 2012. Prior to joining the Company in 2011, Mr. Crosby served as Associate General Counsel of Hanesbrands Inc. (an apparel manufacturer and marketer) from 2005 to 2011.

    Simon Davis, 51, was elected a Vice President in May 2014 and named Chief Human Resources Officer in September 2015. He previously served as Assistant Chief Human Resources Officer from 2014 to September 2015, as Vice President, Talent Strategy & Organizational Excellence from 2011 to 2014 and as Vice President - Human Resources, Power Solutions from 2007 to 2011. Mr. Davis joined the Company in 1997.

     Susan F. Davis, 62, was elected an Executive Vice President in September 2006 and named Executive Vice President - Asia Pacific in September 2015. She previously served as Chief Human Resources Officer from 2014 to September 2015 and as Executive Vice President of Human Resources from 2006 to 2014. Ms. Davis joined the Company in 1983. Ms. Davis is a Director of Quanex Building Products Corporation (building products manufacturer), where she is the Chairwoman of the Compensation and Management Development Committee and serves on the Nominating and Corporate Governance Committee.

     William C. Jackson, 55, was elected a Vice President and named President, Building Efficiency in September 2014. He previously served as Executive Vice President, Corporate Development from 2013 to 2014, as President - Automotive Electronics & Interiors from 2012 to 2014, and as Executive Vice President, Operations and Innovation, from 2011 to 2013. Prior to joining the Company, Mr. Jackson was Vice President and President of Automotive at Sears Holdings Corporation, (an integrated retailer) from 2009 to 2010. Mr. Jackson is a Director of Metaldyne Performance Group, Inc. (metal-forming technology manufacturing company), where he serves on the Compensation Committee.

     R. Bruce McDonald, 55, was elected Vice Chairman in September 2014 and has served as an Executive Vice President since September 2006. He previously served as Chief Financial Officer from 2005 to 2014. Mr. McDonald joined the Company in 2001. Mr. McDonald is a Director of Dana Holding Corporation (provider of high technology driveline, sealing and thermal-management products), where he serves on the Audit Committee and Compensation Committee.

     Kim Metcalf-Kupres, 54, was elected a Vice President and named Chief Marketing Officer in May 2013. She previously served as Vice President, Strategy, Marketing and Sales, Power Solutions from 2007 to 2013. Ms. Metcalf-Kupres joined the Company in 1994.

     Alex A. Molinaroli, 56, was elected Chief Executive Officer and President effective October 2013. He also serves as the Company’s Principal Executive Officer. He was also elected Chairman of the Board of Directors in January 2014 and has served as a Director since October 2013. He previously served as Vice Chairman from January 2013 to October 2013, as a Corporate Vice President from 2004 to 2013 and as President of the Company’s Power Solutions business from 2007 to 2013. Mr. Molinaroli joined the Company in 1983.

     Brian J. Stief, 59, was elected an Executive Vice President and Chief Financial Officer in September 2014. He also serves as the Company’s Principal Financial Officer. He previously served as Vice President and Corporate Controller from 2010 to 2014. Prior to joining the Company in 2010, Mr. Stief was a partner with PricewaterhouseCoopers LLP (an audit and assurance, tax and consulting services provider), which he joined in 1979 and in which he became partner in 1989.

    Suzanne M. Vincent, 45, was elected a Vice President and Corporate Controller in September 2014. She also serves as the Company’s Principal Accounting Officer. She previously served as Vice President, Internal Audit since joining the Company in 2012. Prior to joining the Company, Ms. Vincent was a partner with KPMG LLP (an audit and assurance, tax and consulting services provider), which she joined in 2001 and in which she became an audit partner in 2008.

     Frank A. Voltolina, 55, was elected a Vice President and Corporate Treasurer in July 2003 when he joined the Company.

Joseph A. Walicki, 50, was elected a Vice President and named President, Power Solutions in January 2015. He previously served as the Chief Operating Officer, Power Solutions in 2014, as Vice President and General Manager - North America, Systems, Service & Solutions from 2013 to 2014, and as Vice President and General Manager Systems & Channels North America from 2010 to 2013. Mr. Walicki joined the Company in 1988.

Jeff M. Williams, 54, was elected Vice President - Enterprise Operations and Engineering in January 2015. He previously served as Group Vice President and General Manager Complete Seat & Supply Chain in 2014, as Group Vice President and General Manager Product Group Global Seating from 2012 to 2014, and as Group Vice President and General Manager Customer Group Americas from 2010 to 2012. Mr. Williams joined the Company in 1984.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

All officers are elected for terms that expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are duly-elected and qualified or until their earlier resignation or removal.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol "JCI."

Title of Class	Number of Record Holders as of September 30, 2015
Common Stock, $1.00 par value	35,425

	Common Stock Price Range		Dividends
	2015	2014	2015	2014
First Quarter	$ 38.60 - 50.92	$ 39.42 - 51.90	$0.26	$0.22
Second Quarter	44.32 - 52.00	43.85 - 52.50	0.26	0.22
Third Quarter	49.14 - 54.52	43.16 - 50.71	0.26	0.22
Fourth Quarter	38.48 - 51.85	43.74 - 51.60	0.26	0.22
Year	$ 38.48 - 54.52	$ 39.42 - 52.50	$1.04	$0.88

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. In September 2013, the Company’s Board of Directors authorized up to an additional $500 million in stock repurchases of the Company’s outstanding common stock, and in November 2013, the Company's Board of Directors authorized an additional $3.0 billion under the stock repurchase program, both incremental to prior authorizations. Stock repurchases under the stock repurchase program may be made through open market, privately negotiated, or structured transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company spent $1,362 million on repurchases under the stock repurchase program in fiscal 2015.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended September 30, 2015.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/15 - 7/31/15
Purchases by Company	1,282,989	$44.11	1,282,989	$1,344,041,748
8/1/15 - 8/31/15
Purchases by Company	6,627,266	$46.02	6,627,266	$1,039,079,297
9/1/15 - 9/30/15
Purchases by Company	—	—	—	$1,039,079,297
7/1/15 - 7/31/15
Purchases by Citibank	—	—	—	NA
8/1/15 - 8/31/15
Purchases by Citibank	—	—	—	NA
9/1/15 - 9/30/15
Purchases by Citibank	—	—	—	NA

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

The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index and companies in our Diversified Industrials Peer Group.* This graph assumes the investment of $100 on September 30, 2010 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep10	Sep11	Sep12	Sep13	Sep14	Sep15
Johnson Controls, Inc.	100	88.00	93.66	145.08	156.60	150.50
Diversified Industrials Peer Group	100	93.25	122.28	168.33	184.38	178.47
S&P 500 Comp-Ltd.	100	101.14	131.70	157.16	188.17	187.01

Total Return to Shareholders
Dollars
200
180
160
140
120
100
80
60
40
20
0
Sep10
Sep11
Sep12
Sep13
Sep14
Sep15
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

The following selected financial data reflects the results of operations, financial position data and common share information for the fiscal years ended September 30, 2011 through September 30, 2015 (dollars in millions, except per share data). Certain amounts have been revised to reflect the retrospective application of the classification of the Building Efficiency Global Workplace Solutions (GWS) segment as a discontinued operation for all periods presented.

	Year ended September 30,
	2015	2014	2013	2012	2011
OPERATING RESULTS
Net sales	$37,179	$38,749	$37,145	$36,310	$35,390
Segment income (1)	3,258	2,721	2,511	2,227	2,088
Income from continuing operations attributable to Johnson Controls, Inc. (6)	1,439	1,404	992	1,003	1,317
Net income attributable to Johnson Controls, Inc.	1,563	1,215	1,178	1,184	1,415
Earnings per share from continuing operations (6)
Basic	$2.20	$2.11	$1.45	$1.47	$1.94
Diluted	2.18	2.08	1.44	1.46	1.92
Return on average shareholders’ equity attributable to Johnson Controls, Inc. (2) (6)	13%	12%	8%	9%	12%
Capital expenditures	$1,135	$1,199	$1,377	$1,831	$1,325
Depreciation and amortization	860	955	952	824	731
Number of employees	139,000	168,000	170,000	170,000	162,000

FINANCIAL POSITION
Working capital (3)	$853	$971	$1,062	$2,370	$1,701
Total assets	29,673	32,804	31,518	30,954	29,788
Long-term debt	5,745	6,357	4,560	5,321	4,533
Total debt	6,610	6,680	5,498	6,068	5,146
Shareholders' equity attributable to Johnson Controls, Inc.	10,376	11,311	12,314	11,625	11,154
Total debt to capitalization (4)	39%	37%	31%	34%	32%
Net book value per share (5)	$16.03	$17.00	$17.99	$17.04	$16.40

COMMON SHARE INFORMATION
Dividends per share	$1.04	$0.88	$0.76	$0.72	$0.64
Market prices
High	$54.52	$52.50	$43.49	$35.95	$42.92
Low	38.48	39.42	24.75	23.37	25.91
Weighted average shares (in millions)
Basic	655.2	666.9	683.7	681.5	677.7
Diluted	661.5	674.8	689.2	688.6	689.9
Number of shareholders	35,425	36,687	38,067	40,019	43,340

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

(6)
Income from continuing operations attributable to Johnson Controls, Inc. includes $397 million, $324 million, $903 million and $271 million of significant restructuring and impairment costs in fiscal year 2015, 2014, 2013 and 2012, respectively. It also includes $422 million, $237 million, $(407) million, $494 million and $310 million of net mark-to-market charges (gains) on pension and postretirement plans in fiscal year 2015, 2014, 2013, 2012 and 2011, respectively. The preceding amounts are stated on a pre-tax basis.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company operates in three primary businesses: Building Efficiency, Automotive Experience and Power Solutions. Building Efficiency provides facility systems and services including comfort and energy management for the residential and non-residential buildings markets. Automotive Experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Power Solutions designs and manufactures automotive batteries for the replacement and original equipment markets.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2015. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

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

Outlook

On October 29, 2015, the Company gave a preliminary outlook of its market and financial expectations for fiscal 2016, saying that it expects fiscal 2016 first quarter earnings from continuing operations, excluding transaction, integration, separation and non-recurring items, to be $0.80-$0.83 per diluted share. The Company will provide further detailed fiscal 2016 guidance at an analyst meeting on December 1, 2015, which will be accessible to the public in a manner that the Company will disclose in advance.

On July 24, 2015, the Company announced its intent to pursue a separation of the Automotive Experience business through a spin-off to shareholders. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. Completion of the proposed spin-off will be contingent upon customary closing conditions, including final approval from our Board of Directors.

On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings.

FISCAL YEAR 2015 COMPARED TO FISCAL YEAR 2014

Net Sales

	Year Ended September 30,
(in millions)	2015	2014	Change
Net sales	$37,179	$38,749	-4%

The decrease in consolidated net sales was due to the unfavorable impact of foreign currency translation ($2.5 billion) and lower sales in the Automotive Experience business ($344 million), partially offset by higher sales in the Building Efficiency business ($839 million) and Power Solutions business ($408 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 2% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, incremental sales related to the prior year acquisition of ADT in the Building Efficiency business, higher Building Efficiency volumes in North America and the Middle East markets, and higher global battery shipments and favorable product mix in the Power Solutions business, were partially offset by the deconsolidation of the majority of the Automotive Experience Interiors business on July 2, 2015. The incremental sales related to business acquisitions were $751 million across the Building Efficiency and Automotive Experience segments. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2015	2014	Change
Cost of sales	$30,732	$32,444	-5%
Gross profit	6,447	6,305	2%
% of sales	17.3%	16.3%

The decrease in cost of sales year over year corresponds to the sales decrease described above. Foreign currency translation had a favorable impact on cost of sales of approximately $2.2 billion. Gross profit in the Building Efficiency business was favorably impacted by incremental gross profit related to the ADT acquisition, favorable margin rates, prior year contract related charges in the Middle East and higher market demand in North America. Gross profit in the Power Solutions business was favorably impacted by higher volumes and lower operating costs. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, lower purchasing costs and favorable commercial settlements, partially offset by higher operating costs and unfavorable mix. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on cost of sales of $113 million ($156 million charge in fiscal 2015 compared to a $43 million charge in fiscal 2014) primarily due to unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the current year. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2015	2014	Change
Selling, general and administrative expenses	$3,986	$4,216	-5%
% of sales	10.7%	10.9%

Selling, general and administrative expenses (SG&A) decreased by $230 million year over year, and SG&A as a percentage of sales decreased 20 basis points. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on SG&A of $72 million ($266 million charge in fiscal 2015 compared to a $194 million charge in fiscal 2014) primarily due to unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the current year. The Automotive Experience business SG&A decreased primarily due to gains on business divestitures, a prior year net loss on business divestitures, lower engineering expenses and lower employee related costs, partially offset by transaction, integration and separation costs. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the prior year acquisition of ADT, current year transaction and integration costs, and higher investments. The Power Solutions business SG&A increased primarily due to higher employee related expenses. Foreign currency translation had a favorable impact on SG&A of $189 million. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2015	2014	Change
Restructuring and impairment costs	$397	$324	23%

Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2015	2014	Change
Net financing charges	$288	$244	18%

Net financing charges increased in fiscal 2015 as compared to fiscal 2014 primarily due to higher average borrowing levels related to the acquisition of ADT and the share repurchase program.

Equity Income

	Year Ended September 30,
(in millions)	2015	2014	Change
Equity income	$375	$395	-5%

The decrease in equity income was primarily due to prior year gains on acquisitions of partially-owned affiliates in the Power Solutions business ($19 million) and Building Efficiency business ($19 million), partially offset by higher current year income at certain Automotive Experience partially-owned affiliates. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2015	2014	Change
Income tax provision	$600	$407	47%

The effective rate is below the U.S. statutory rate for fiscal 2015 primarily due to the benefits of continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and adjustments due to tax audit resolutions, partially offset by the tax consequences of business divestitures, and significant restructuring and impairment costs. The effective rate is below the U.S. statutory rate for fiscal 2014 primarily due to the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate partially offset by the tax consequences of business divestitures, significant restructuring and impairment costs, and valuation allowance adjustments. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

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

In the fourth quarter of fiscal 2015, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within Spain, Germany and the United Kingdom would not be realized and it is more likely than not that certain deferred tax assets of Poland and Germany will be realized. The impact of the net valuation allowance provision offset the benefit of valuation allowance releases and, as such, there was no net impact to income tax expense in the three month period ended September 30, 2015.

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

During fiscal 2015, the Company settled a significant number of tax examinations in Germany, Mexico and the U.S., impacting fiscal years 1998 to fiscal 2012. The settlement of unrecognized tax benefits included cash payments for approximately $440 million and the loss of various tax attributes. The reduction for tax positions of prior years is substantially related to foreign exchange rates. In the fourth quarter of fiscal 2015, income tax audit resolutions resulted in a net $99 million benefit to income tax expense.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2015, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Other Tax Matters

During fiscal 2015 and 2014, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to our current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $52 million and $75 million incremental tax expense in fiscal 2015 and 2014, respectively.

In the fourth quarter of fiscal 2015, the Company completed its global automotive interiors joint venture with Yanfeng Automotive Trim Systems. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. In connection with the divestiture of the Interiors business, the Company recorded a pre-tax gain on divestiture of $145 million, $38 million net of tax. The tax impact of the gain is due to the jurisdictional mix of gains and losses on the divestiture, which resulted in non-benefited expenses in certain countries and taxable gains in other countries. In addition, in the third and fourth quarters of fiscal 2015, the Company provided income tax expense for repatriation of foreign cash and other tax reserves associated with the Automotive Experience Interiors joint venture transaction, which resulted in a tax charge of $75 million and $223 million, respectively.

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

Impacts of Tax Legislation and Change in Statutory Tax Rates

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2015. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. It is generally thought that this rule will be extended with the possibility of retroactive application. The “look-through rule” previously expired for the Company on September 30, 2014 but was extended retroactively to the beginning of the Company’s 2015 fiscal year.

In the second quarter of fiscal 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million in the second quarter of fiscal 2015. Tax legislation was also adopted in various other jurisdictions during the fiscal year ended September 30, 2015. These law changes did not have a material impact on the Company's consolidated financial statements.

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million. Tax legislation was also adopted in various other jurisdictions during the fiscal year ended September 30, 2014. These law changes did not have a material impact on the Company's consolidated financial statements.

Income (Loss) From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2015	2014	Change
Income (loss) from discontinued operations, net of tax	$128	$(166)	*
* Measure not meaningful

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2015	2014	Change
Income from continuing operations attributable to noncontrolling interests	$112	$105	7%
Income from discontinued operations attributable to noncontrolling interests	4	23	-83%

The increase in income from continuing operations attributable to noncontrolling interests for fiscal 2015 was primarily due to higher income at a Power Solutions partially-owned affiliate.

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls, Inc.

	Year Ended September 30,
(in millions)	2015	2014	Change
Net income attributable to Johnson Controls, Inc.	$1,563	$1,215	29%

The increase in net income attributable to Johnson Controls, Inc. was primarily due to higher income from continuing and discontinued operations, partially offset by an increase in the income tax provision. Fiscal 2015 diluted earnings per share attributable to Johnson Controls, Inc. was $2.36 compared to $1.80 in fiscal 2014.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales for the Year Ended September 30,			Segment Income for the Year Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
North America Systems and Service	$4,443	$4,336	2%	$513	$448	15%
Asia	1,957	2,069	-5%	283	332	-15%
Other	4,110	3,680	12%	127	37	*
	$10,510	$10,085	4%	$923	$817	13%
 * Measure not meaningful

Net Sales:

•
The increase in North America Systems and Service was due to higher volumes of equipment, controls systems and service ($150 million), partially offset by the unfavorable impact of foreign currency translation ($43 million).

•
The decrease in Asia was due to the unfavorable impact of foreign currency translation ($107 million), and lower volumes of equipment and controls systems ($80 million), partially offset by incremental sales due to business acquisitions ($38 million) and higher service volumes ($37 million).

•
The increase in Other was due to incremental sales related to the ADT acquisition ($629 million), and higher volumes in the Middle East ($73 million) and other businesses ($64 million), partially offset by the unfavorable impact of foreign currency translation ($264 million) and lower volumes in Latin America ($72 million).

Segment Income:

•
The increase in North America Systems and Service was due to higher volumes ($39 million), favorable mix and margin rates ($27 million), net unfavorable prior year contract related charges ($9 million), current year gains on business divestitures net of higher selling, general and administrative expenses ($4 million), and a prior year pension settlement loss ($4 million), partially offset by current year transaction and integration costs ($14 million), and the unfavorable impact of foreign currency translation ($4 million).

•
The decrease in Asia was due to higher selling, general and administrative expenses ($36 million), a prior year gain on acquisition of partially-owned affiliates ($19 million), the unfavorable impact of foreign currency translation ($17 million), lower volumes ($8 million), and current year transaction and integration costs ($6 million), partially offset by favorable margin rates ($31 million) and incremental operating income due to business acquisitions ($6 million).

•
The increase in Other was due to incremental operating income related to the ADT acquisition ($55 million), net unfavorable prior year contract related charges in the Middle East ($50 million), prior year acquisition related costs ($27 million), higher equity income ($9 million), higher volumes ($8 million) and favorable margin rates ($6 million), partially offset by higher selling, general and administrative expenses ($34 million), current year transaction and integration costs ($17 million), and the unfavorable impact of foreign currency translation ($14 million).

Automotive Experience

	Net Sales for the Year Ended September 30,			Segment Income (Loss) for the Year Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Seating	$16,539	$17,531	-6%	$928	$853	9%
Interiors	3,540	4,501	-21%	254	(1)	*
	$20,079	$22,032	-9%	$1,182	$852	39%
* Measure not meaningful

Net Sales:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($1.4 billion), partially offset by higher volumes ($280 million), incremental sales related to a business acquisition ($57 million), and net favorable pricing and commercial settlements ($51 million).

•
The decrease in Interiors was due to the deconsolidation of the majority of the Interiors business on July 2, 2015 ($924 million), lower volumes related to a prior year business divestiture ($248 million), the unfavorable impact of foreign currency translation ($229 million) and unfavorable sales mix ($138 million), partially offset by higher volumes ($506 million), net favorable pricing and commercial settlements ($45 million), and incremental sales related to business acquisitions ($27 million).

Segment Income:

•
The increase in Seating was due to net favorable pricing and commercial settlements ($65 million), lower purchasing costs ($64 million), higher volumes ($56 million), lower selling, general and administrative expenses ($30 million), lower engineering expenses ($29 million), higher equity income ($20 million), a gain on a business divestiture ($10 million), incremental operating income related to a business acquisition ($7 million) and a prior year pension settlement loss ($5 million), partially offset by higher operating costs ($117 million), the unfavorable impact of foreign currency translation ($47 million), unfavorable mix ($31 million) and current year separation costs ($16 million).

•
The increase in Interiors was due to a net gain on a business divestiture ($145 million), a prior year net loss on business divestitures ($86 million), higher volumes ($67 million), lower operating costs ($23 million), lower selling, general and administrative expenses ($16 million), lower purchasing costs ($6 million), lower engineering expenses ($5 million), higher equity income ($3 million), incremental operating income related to business acquisitions ($3 million) and a prior year pension settlement loss ($1 million), partially offset by current year transaction and integration costs ($38 million), unfavorable mix ($27 million), lower operating income related to a current year business divestiture ($19 million), net unfavorable pricing and commercial settlements ($12 million), and the unfavorable impact of foreign currency translation ($4 million).

Power Solutions

	Year Ended September 30,
(in millions)	2015	2014	Change
Net sales	$6,590	$6,632	-1%
Segment income	1,153	1,052	10%

•
Net sales decreased due to the unfavorable impact of foreign currency translation ($450 million), partially offset by higher sales volumes ($291 million), and favorable pricing and product mix ($117 million).

•
Segment income increased due to higher volumes ($90 million), lower operating costs ($79 million), favorable pricing and product mix ($16 million), a prior year pension settlement loss ($5 million) and higher equity income ($2 million), partially offset by the unfavorable impact of foreign currency translation ($52 million), higher selling, general and administrative expenses ($20 million), and a prior year gain on acquisition of a partially-owned affiliate ($19 million).

FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013

Net Sales

	Year Ended September 30,
(in millions)	2014	2013	Change
Net sales	$38,749	$37,145	4%

The increase in consolidated net sales was due to higher sales in the Automotive Experience business ($1.5 billion) and Power Solutions business ($244 million), and the favorable impact of foreign currency translation ($48 million), partially offset by lower sales in the Building Efficiency business ($172 million). Excluding the favorable impact of foreign currency translation, consolidated net sales increased 4% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, and higher global battery shipments and improved pricing in the Power Solutions business were partially offset by lower market demand for Building Efficiency in North America, the Middle East, Latin America and Europe. The incremental sales related to business acquisitions were $622 million across all segments. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2014	2013	Change
Cost of sales	$32,444	$30,999	5%
Gross profit	6,305	6,146	3%
% of sales	16.3%	16.5%

The increase in cost of sales year over year corresponds to the sales growth noted above, with gross profit percentage decreasing by 20 basis points. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, and lower operating and purchasing costs due to improved operational performance, partially offset by net unfavorable pricing and commercial settlements. Gross profit in the Power Solutions business was impacted by favorable pricing and product mix including lead acquisition costs and battery cores, and increased benefits of vertical integration. Gross profit in the Building Efficiency business was unfavorably impacted by lower market demand in North America, the Middle East, Latin America and Europe, and contract related charges in the Middle East, partially offset by strong operating performance in Asia due to cost and pricing initiatives. Foreign currency translation had an unfavorable impact on cost of sales of approximately $51 million. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on cost of sales of $227 million ($43 million charge in fiscal 2014 compared to a $184 million gain in fiscal 2013) primarily due to a decrease in year over year discount rates. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2014	2013	Change
Selling, general and administrative expenses	$4,216	$3,627	16%
% of sales	10.9%	9.8%

Selling, general and administrative expenses (SG&A) increased by $589 million year over year, and SG&A as a percentage of sales increased 110 basis points. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on SG&A of $417 million ($194 million charge in fiscal 2014 compared to a $223 million gain in fiscal 2013) primarily due to a decrease in year over year discount rates. Net pension settlement activity had a net unfavorable year over year impact on SG&A of $84 million ($15 million charge in fiscal 2014 compared to a $69 million gain in fiscal 2013) primarily related to lump-sum buyouts of participants in the U.S. pension plan. The Automotive Experience business SG&A increased primarily due to a net loss on business divestitures and higher employee related expenses, partially offset by lower engineering expenses, prior year distressed supplier costs and the benefits of cost reduction initiatives. The Power Solutions business SG&A increased primarily due to prior year net favorable legal settlements and higher employee related expenses. The Building Efficiency business SG&A decreased primarily due to lower employee related expenses and other cost reduction initiatives, partially offset by transaction-related costs. Foreign currency translation was consistent year over year. Refer to the segment analysis below within Item 7 for a discussion of segment income by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2014	2013	Change
Restructuring and impairment costs	$324	$903	-64%

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

Income Tax Provision

	Year Ended September 30,
(in millions)	2014	2013	Change
Income tax provision	$407	$674	-40%

The effective rate is below the U.S. statutory rate for fiscal 2014 primarily due to the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate partially offset by the tax consequences of business divestitures, significant restructuring and impairment costs, and valuation allowance adjustments. The effective rate is above the U.S. statutory rate for fiscal 2013 primarily due to the tax consequences of significant restructuring and impairment costs, and valuation allowance and uncertain tax position adjustments, partially offset by favorable tax audit resolutions, the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

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

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2014, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Other Tax Matters

During fiscal 2014 and 2013, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to our current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $75 million and $238 million incremental tax expense in fiscal 2014 and 2013, respectively.

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

Impacts of Tax Legislation and Change in Statutory Tax Rates

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2014 but was extended retroactively to the beginning of the Company's 2015 fiscal year. The "look-through rule" provides an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The "look-through rule" previously expired for the Company on September 30, 2012 but was extended in January 2013 retroactive to the beginning of the Company's 2013 fiscal year.

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

Income (Loss) From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2014	2013	Change
Income (loss) from discontinued operations, net of tax	$(166)	$203	*
* Measure not meaningful

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2014	2013	Change
Income from continuing operations attributable to noncontrolling interests	$105	$102	3%
Income from discontinued operations attributable to noncontrolling interests	23	17	35%

The increase in income from continuing operations attributable to noncontrolling interests for fiscal 2014 was primarily due to higher income at certain Automotive Experience partially-owned affiliates, partially offset by lower income at certain Power Solutions partially-owned affiliates and the effects of an increase in ownership percentage in a Power Solutions partially-owned affiliate.

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls, Inc.

	Year Ended September 30,
(in millions)	2014	2013	Change
Net income attributable to Johnson Controls, Inc.	$1,215	$1,178	3%

The increase in net income attributable to Johnson Controls, Inc. was primarily due to lower restructuring and impairment costs, a decrease in the income tax provision and higher gross profit, partially offset by higher selling, general and administrative expenses, and a loss from discontinued operations. Fiscal 2014 diluted earnings per share attributable to Johnson Controls, Inc. was $1.80 compared to $1.71 in fiscal 2013.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales for the Year Ended September 30,			Segment Income for the Year Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
North America Systems and Service	$4,336	$4,492	-3%	$448	$498	-10%
Asia	2,069	2,022	2%	332	270	23%
Other	3,680	3,812	-3%	37	77	-52%
	$10,085	$10,326	-2%	$817	$845	-3%

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

Segment Income:

•
The decrease in North America Systems and Service was due to unfavorable mix and margin rates ($116 million), lower volumes ($26 million), a prior year pension settlement gain ($15 million), net unfavorable current year contract related charges ($9 million), a current year pension settlement loss ($4 million) and the unfavorable impact of foreign currency translation ($3 million), partially offset by lower selling, general and administrative expenses ($123 million).

•
The increase in Asia was due to higher volumes ($29 million), favorable margin rates ($19 million), a gain on acquisition of partially-owned affiliates ($19 million), and lower selling, general and administrative expenses ($2 million), partially offset by the unfavorable impact of foreign currency translation ($7 million).

•
The decrease in Other was due to net unfavorable current year contract related charges in the Middle East ($50 million), lower volumes ($40 million), acquisition related costs ($27 million), lower equity income ($12 million) and a prior year pension settlement gain ($3 million), partially offset by lower selling, general and administrative expenses ($32 million), a prior year loss on business divestiture including transaction costs ($22 million), incremental operating income due to a business acquisition ($20 million), favorable margin rates ($8 million), net unfavorable prior year contract related charges ($7 million) and higher operating income related to a prior year business divestiture ($3 million).

Automotive Experience

	Net Sales for the Year Ended September 30,			Segment Income (Loss) for the Year Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Seating	$17,531	$16,285	8%	$853	$686	24%
Interiors	4,501	4,176	8%	(1)	(19)	95%
	$22,032	$20,461	8%	$852	$667	28%

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

Segment Income:

•
The increase in Seating was due to higher volumes ($185 million), lower operating costs ($130 million), lower purchasing costs ($88 million), higher equity income ($71 million), prior year distressed supplier costs ($21 million), lower engineering expenses ($20 million), incremental operating income due to business acquisitions ($9 million) and the favorable impact of foreign currency translation ($4 million), partially offset by prior year gains on acquisitions of partially-owned affiliates ($106 million), higher selling, general and administrative expenses ($77 million), net unfavorable pricing and commercial settlements ($58 million), unfavorable mix ($51 million), a prior year gain on business divestiture ($29 million), a prior year pension settlement gain ($26 million), lower operating income due to a prior year business divestiture ($9 million) and a current year pension settlement loss ($5 million).

•
The increase in Interiors was due to higher volumes ($69 million), lower operating costs ($50 million), higher equity income ($19 million), lower purchasing costs ($6 million), and lower selling, general and administrative expenses ($1 million), partially offset by a net loss on business divestitures ($86 million), lower operating income due to a business divestiture ($15 million), unfavorable mix ($10 million), net unfavorable pricing and commercial settlements ($8 million), a prior year pension settlement gain ($5 million), higher engineering expenses ($2 million) and a current year pension settlement loss ($1 million).

Power Solutions

	Year Ended September 30,
(in millions)	2014	2013	Change
Net sales	$6,632	$6,358	4%
Segment income	1,052	999	5%

•
Net sales increased due to incremental sales related to a business acquisition ($141 million), higher sales volumes ($74 million), favorable pricing and product mix ($48 million), and the favorable impact of foreign currency translation ($30 million), partially offset by the impact of lower lead costs on pricing ($19 million).

•
Segment income increased due to favorable product mix including lead acquisition costs and battery cores ($81 million), lower operating costs ($54 million), higher volumes ($21 million), a gain on acquisition of a partially-owned affiliate ($19 million), incremental operating income related to a business acquisition ($14 million) and the favorable impact of foreign currency translation ($3 million), partially offset by higher selling, general and administrative expenses ($53 million), prior year favorable legal settlements ($20 million), higher transportation costs ($20 million), a prior year pension settlement gain ($20 million), a prior year change in asset retirement obligations ($17 million), a current year pension settlement loss ($5 million) and lower equity income ($4 million).

GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS

Goodwill at September 30, 2015 was $6.8 billion, $303 million lower than the prior year. The decrease was primarily due to the impact of foreign currency translation.

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

During fiscal 2014, as a result of operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Other - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Other - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Other - Latin America reporting unit has no remaining goodwill at September 30, 2015 and 2014.

During fiscal 2013, based on a combination of factors, including the operating results of the Automotive Experience Interiors business, restrictions on future capital and restructuring funding, and the Company's announced intention to explore strategic options related to this business, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2013. As a result, the Company concluded that the carrying value of the Interiors reporting unit exceeded its fair value as of September 30, 2013. The Company recorded a goodwill impairment charge of $430 million in the fourth quarter of fiscal 2013, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. Other than management's projections of future cash flows, the primary assumptions used in the impairment tests were the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. The impairment charges are non-cash expenses recorded within restructuring and impairment costs on the consolidated statements of income and did not adversely affect the Company's debt position, cash flow, liquidity or compliance with financial covenants.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed during fiscal years 2015, 2014 and 2013, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

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

In the fourth quarter of fiscal 2015, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions and the intention to spin-off the Automotive Experience business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $183 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $139 million related to corporate assets, $27 million related to the Automotive Experience Seating segment, $16 million related to the Building Efficiency Other segment and $1 million related to the Building Efficiency North America Systems and Service segment. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the third and fourth quarters of fiscal 2014, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2014. In addition, in the fourth quarter of fiscal 2014, the Company concluded that it had a triggering event requiring assessment of impairment of long-lived assets held by the Building Efficiency Other - Latin America reporting unit due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $91 million impairment charge within restructuring and impairment costs on the consolidated statements of income, of which $45 million was recorded in the third quarter and $46 million in the fourth quarter of fiscal 2014. Of the total impairment charge, $45 million related to the Automotive Experience Interiors segment, $34 million related to the Building Efficiency Other segment, $7 million related to the Automotive Experience Seating segment and $5 million related to corporate assets. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 3, "Discontinued Operations," and Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second, third and fourth quarters of fiscal 2013, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2013. In addition, in the fourth quarter of fiscal 2013, the Company concluded that it had a triggering event requiring assessment of impairment for the long-lived assets held by the Automotive Experience Interiors segment due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $156 million impairment charge within restructuring and impairment costs on the consolidated statements of income, of which $13 million was recorded in the second quarter, $36 million in the third quarter and $107 million in the fourth quarter of fiscal 2013. Of the total impairment charge, $57 million related to the Automotive Experience Interiors segment, $40 million related to the Building Efficiency Other segment, $22 million related to the Automotive Experience Seating segment, $18 million related to the Power Solutions segment, $12 million related to corporate assets and $7 million related to various segments within the Building Efficiency business. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

Investments in partially-owned affiliates ("affiliates") at September 30, 2015 were $2.1 billion, $1.1 billion higher than the prior year. The increase was primarily due to the Company's contribution of its Automotive Experience Interiors business to the newly created joint venture with Yanfeng Automotive Trim Systems and positive earnings at certain Automotive Experience affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2015	September 30, 2014
(in millions)			Change
Current assets	$11,093	$13,107
Current liabilities	(10,495)	(11,694)
	598	1,413	-58%

Less: Cash	(597)	(409)
Add: Short-term debt	52	183
Add: Current portion of long-term debt	813	140
Less: Assets held for sale	(55)	(2,157)
Add: Liabilities held for sale	42	1,801
Working capital	$853	$971	-12%

Accounts receivable	$5,751	$5,871	-2%
Inventories	2,377	2,477	-4%
Accounts payable	5,174	5,270	-2%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The decrease in working capital at September 30, 2015 as compared to September 30, 2014, was primarily related to lower accounts receivable due to changes in foreign exchange rates, and lower inventory due to changes in foreign exchange rates and production levels, partially offset by a decrease in accounts payable due to changes in foreign exchange rates and timing of supplier payments, and the impact of the Automotive Experience Interiors joint venture formation.

•
The Company’s days sales in accounts receivable at September 30, 2015 were 56, a slight increase from 54 at September 30, 2014. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the year ended September 30, 2015 were slightly higher than the comparable period ended September 30, 2014 primarily due to changes in inventory production levels.

•	Days in accounts payable at September 30, 2015 were 74, consistent with September 30, 2014.

Cash Flows

	Year Ended September 30,
(in millions)	2015	2014
Cash provided by operating activities	$1,600	$2,395
Cash provided (used) by investing activities	470	(2,593)
Cash used by financing activities	(1,821)	(412)
Capital expenditures	(1,135)	(1,199)

•
The decrease in cash provided by operating activities was primarily due to higher income tax payments associated with tax audit settlements and transactions, unfavorable changes in accounts receivable and higher pension contributions, partially offset by favorable changes in inventories.

•	The increase in cash provided by investing activities was primarily due to cash received for the GWS divestitures in the current year and cash paid for the ADT acquisition in the prior year.

•
The increase in cash used by financing activities was primarily due to the prior year long-term debt incurred to finance the acquisition of ADT and higher current year stock repurchases, partially offset by lower debt repayments.

•	The decrease in capital expenditures in the current year is primarily related to a reduction in program spending for new customer launches in the Automotive Experience business.

Capitalization

	September 30, 2015	September 30, 2014
(in millions)			Change
Short-term debt	$52	$183
Current portion of long-term debt	813	140
Long-term debt	5,745	6,357
Total debt	$6,610	$6,680	-1%

Shareholders’ equity attributable to Johnson Controls, Inc.	10,376	11,311	-8%
Total capitalization	$16,986	$17,991	-6%

Total debt as a % of total capitalization	39%	37%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At September 30, 2015 and 2014, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro. Additionally, at September 30, 2015 and 2014, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $135 million and $185 million, respectively. In December 2014, the Company terminated a $50 million committed revolving credit facility initially scheduled to mature in September 2015. As of September 30, 2015, facilities in the amount of 237 million euro and $135 million are scheduled to expire in fiscal 2016. There were no draws on any of these revolving facilities in fiscal 2015.

•	In September 2015, the Company retired, at maturity, $500 million, $150 million and $100 million floating rate term loans plus accrued interest that were entered into during fiscal 2015.

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

•
In January 2015, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2016. The Company drew on the full credit facility during the quarter ended March 31, 2015. Proceeds from the revolving credit facility were used for general corporate purposes. The $90 million was repaid in September 2015.

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

•
In December 2013, the Company entered into a five-year, 220 million euro, floating rate credit facility scheduled to mature in fiscal 2018. The Company drew on the full credit facility during the quarter ended December 31, 2013. Proceeds from the facility were used for general corporate purposes.

•
The Company also selectively makes use of short-term credit lines. The Company estimates that, as of September 30, 2015, it could borrow up to $2.0 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at September 30, 2015 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2016 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of September 30, 2015. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. In general, the Company currently does not foresee a need to repatriate these funds. However, in fiscal 2015, the Company did provide income tax expense related to the repatriation of earnings of certain non-U.S. subsidiaries in connection with the GWS and Automotive Experience Interiors divestitures. In addition, the Company needs to complete the final steps of repatriation of the cash proceeds from these transactions and, as a result, the Company provided deferred taxes of $136 million for the income tax expense that would be triggered upon repatriation of this cash. Except as noted, the Company’s intent is for its foreign earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund the Company’s domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and for the foreseeable future. Should the Company require more capital in the U.S. than is generated by operations domestically, the Company will elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of the Company’s earnings. The Company has borrowed funds domestically and continues to have the ability to borrow funds domestically at reasonable interest rates.

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2015, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.4 billion and there was a maximum of $247 million of liens and pledges outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2015 and recorded $397 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2015 restructuring plan will reduce annual operating costs from continuing operations by approximately $250 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. The Company expects that a portion of these savings, net of execution costs, will be achieved over the next year and the full annual benefit of these actions is expected in fiscal 2017. For fiscal 2015, there were no significant savings realized as the restructuring action took place at the end of the fourth quarter. The restructuring action is expected to be substantially complete in fiscal 2016. The restructuring plan reserve balance of $214 million at September 30, 2015 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to significant restructuring plans in fiscal 2014 and 2013 and recorded $324 million and $903 million, respectively, of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The Company currently estimates that upon completion of the restructuring actions, the fiscal 2014 and 2013 restructuring plans will reduce annual operating costs from continuing operations by approximately $175 million and $350 million, respectively, which is primarily the result of lower cost of sales due to reduced employee-related costs and lower depreciation and amortization expense. The Company expects that the full annual benefit of these actions, net of execution costs, will be achieved in fiscal 2016. For fiscal 2015, the savings from continuing operations, net of execution costs, approximated 92% of the expected annual operating cost reduction. The restructuring actions are expected to be substantially complete in fiscal 2016. The respective year’s restructuring plan reserve balances of $99 million and $68 million, respectively, at September 30, 2015 are expected to be paid in cash.

A summary of the Company’s significant contractual obligations as of September 30, 2015 is as follows (in millions):

	Total	2016	2017-2018	2019-2020	2021 and Beyond
Contractual Obligations
Long-term debt (including capital lease obligations)*	$6,558	$813	$1,127	$1,153	$3,465
Interest on long-term debt (including capital lease obligations)*	3,773	231	396	367	2,779
Operating leases	628	209	241	113	65
Purchase obligations	2,296	1,550	547	180	19
Pension and postretirement contributions	560	114	89	96	261
Cross-currency interest rate swaps*	1	1	—	—	—
Total contractual cash obligations	$13,816	$2,918	$2,400	$1,909	$6,589

* See "Capitalization" for additional information related to the Company's long-term debt. The Company's outstanding cross-currency interest rate swaps in an asset position are not included in the table at September 30, 2015, which indicates the Company was in a net position of receiving cash under such swaps.

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

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2015, 2014 and 2013.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2015, 2014 and 2013.

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

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s discount rate on U.S. pension plans was 4.40% and 4.35% at September 30, 2015 and 2014, respectively. The Company’s discount rate on U.S. postretirement plans was 3.75% and 4.35% at September 30, 2015 and 2014, respectively. The Company’s weighted average discount rate on non-U.S. plans was 3.15% and 3.00% at September 30, 2015 and 2014, respectively.

At September 30, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits for plans that utilize a yield curve approach. This change compared to the previous method will result in different service and interest components of net periodic benefit cost (credit) in future periods. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations or annual net periodic benefit cost (credit) as the change in the service and interest costs is completely offset in the net actuarial (gain) loss reported. The change in the service and interest costs going forward is not expected to be significant. The Company has accounted for this change as a change in accounting estimate.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 44% of the plans’ assets are invested in fixed income securities and 37% in equity securities, with the remainder primarily invested in alternative investments. For the years ending September 30, 2015 and 2014, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 7.50% and 8.00%, respectively. The actual rate of return on U.S. pension plans was below 7.50% in fiscal 2015 and above 8.00% in fiscal 2014. For the years ending September 30, 2015 and 2014, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 4.50% and 4.75%, respectively. The actual rate of return on non-U.S. pension plans approximated 4.50% in fiscal 2015 and was above 4.75% in fiscal 2014. For the years ending September 30, 2015 and 2014, the Company’s weighted average expected long-term return on postretirement plan assets was 5.75% and 5.80%, respectively. The actual rate of return on postretirement plan assets was below 5.75% in fiscal 2015 and approximated 5.80% in fiscal 2014.

Beginning in fiscal 2016, the Company believes the long-term rate of return will approximate 7.50%, 4.50% and 5.50% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2015, total employer contributions to the defined benefit pension plans were $407 million, of which $317 million were voluntary contributions made by the Company. The Company expects to contribute approximately $113 million in cash to its defined benefit pension plans in fiscal 2016. In fiscal 2015, total employer contributions to the postretirement plans were $2 million. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2016.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. At September 30, 2015, the Company had recorded $300 million of warranty reserves, including extended warranties for which deferred revenue is recorded. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. Refer to Note 7, "Product Warranties," of the notes to consolidated financial statements for disclosure of the Company's product warranty liabilities.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which realization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2015, the Company had a valuation allowance of $1,256 million, of which $643 million relates to net operating loss carryforwards primarily in Brazil, China, France, Slovakia, Spain and the United Kingdom for which sustainable taxable income has not been demonstrated; and $613 million for other deferred tax assets.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. At September 30, 2015, the Company had unrecognized tax benefits of $1,235 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU No. 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU No. 2015-16 was early adopted by the Company in the quarter ended September 30, 2015. The adoption of this guidance did not have an impact on the Company's consolidated financial condition or results from operations.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 will be effective prospectively for the Company for disposals that occur during or after the quarter ending December 31, 2015, with early adoption permitted in certain instances. The impact of this guidance for the Company is dependent on any future significant dispositions or disposals, including the intended spin-off the Automotive Experience business.

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

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. At September 30, 2015, all outstanding interest rate swaps qualify for the long-haul method. The Company assesses retrospective and prospective effectiveness and records any measured ineffectiveness in the consolidated statements of income on a monthly basis.

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the accumulated other comprehensive income account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan.

At September 30, 2015 and 2014, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $234 million and $210 million, respectively.

Interest Rates

The Company uses interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, these outstanding swaps qualify and are designated as fair value hedges. The Company had twelve interest rate swaps totaling $1.7 billion outstanding at September 30, 2015 and thirteen interest rates swaps totaling $1.8 billion outstanding at September 30, 2014. A 10% increase in the average cost of the Company’s variable rate debt would have resulted in an unfavorable change in pre-tax interest expense of approximately $6 million and $7 million for the year ended September 30, 2015 and 2014, respectively.

Commodities

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

Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2015 related solely to environmental compliance were not material. Reserves for environmental liabilities totaled $23 million and $24 million at September 30, 2015 and 2014, respectively. A charge to income is recorded when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2015 and 2014, the Company recorded conditional asset retirement obligations of $59 million and $52 million, respectively.

The Company is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other casualty matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, it is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented. Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

QUARTERLY FINANCIAL DATA

Previously reported quarterly amounts have been revised to reflect the retrospective application of the classification of the GWS segment as a discontinued operation. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for additional details.

(in millions, except per share data) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2015
Net sales	$9,624	$9,198	$9,608	$8,749	$37,179
Gross profit	1,609	1,573	1,706	1,559	6,447
Net income (1)	546	557	207	369	1,679
Net income attributable to Johnson Controls, Inc.	507	529	178	349	1,563
Earnings per share
Basic	0.77	0.81	0.27	0.54	2.39
Diluted	0.76	0.80	0.27	0.53	2.36

2014
Net sales	$9,497	$9,467	$9,833	$9,952	$38,749
Gross profit	1,506	1,472	1,580	1,747	6,305
Net income (2)	505	293	199	346	1,343
Net income attributable to Johnson Controls, Inc.	469	261	176	309	1,215
Earnings per share (3)
Basic	0.70	0.39	0.26	0.46	1.82
Diluted	0.69	0.39	0.26	0.46	1.80

(1)
The fiscal 2015 first quarter net income includes $20 million for transaction and integration costs. The fiscal 2015 second quarter net income includes $28 million for transaction and integration costs, and a $200 million gain on divestiture of two GWS joint ventures within discontinued operations. The fiscal 2015 third quarter net income includes $48 million for transaction, integration, and separation costs. The fiscal 2015 fourth quarter net income includes $422 million of net mark-to-market losses on pension and postretirement plans, $397 million of significant restructuring and impairment costs, a $145 million gain on divestiture of the Interiors business, $82 million for transaction, integration and separation costs, and a $940 million gain on the divestiture of GWS within discontinued operations. The preceding amounts are stated on a pre-tax basis.

(2)
The fiscal 2014 third quarter net income includes $162 million of significant restructuring and impairment costs, a $95 million loss on business divestiture, divestitures-related losses of $105 million within discontinued operations, and $20 million for transaction and integration costs. The fiscal 2014 fourth quarter net income includes $274 million of net mark-to-market losses on pension and postretirement plans, $162 million of significant restructuring and impairment costs, $23 million for transaction and integration costs, and a $16 million pension settlement loss. The preceding amounts are stated on a pre-tax basis.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 18, 2015

Johnson Controls, Inc.
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2015	2014	2013
Net sales
Products and systems*	$33,513	$34,978	$33,092
Services*	3,666	3,771	4,053
	37,179	38,749	37,145
Cost of sales
Products and systems*	28,214	29,910	28,189
Services*	2,518	2,534	2,810
	30,732	32,444	30,999

Gross profit	6,447	6,305	6,146

Selling, general and administrative expenses	(3,986)	(4,216)	(3,627)
Restructuring and impairment costs	(397)	(324)	(903)
Net financing charges	(288)	(244)	(247)
Equity income	375	395	399

Income from continuing operations before income taxes	2,151	1,916	1,768

Income tax provision	600	407	674

Income from continuing operations	1,551	1,509	1,094

Income (loss) from discontinued operations, net of tax (Note 3)	128	(166)	203

Net income	1,679	1,343	1,297

Income from continuing operations attributable to noncontrolling interests	112	105	102
Income from discontinued operations attributable to noncontrolling interests	4	23	17

Net income attributable to Johnson Controls, Inc.	$1,563	$1,215	$1,178

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income from continuing operations	$1,439	$1,404	$992
Income (loss) from discontinued operations	124	(189)	186
Net income	$1,563	$1,215	$1,178

Basic earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$2.20	$2.11	$1.45
Discontinued operations	0.19	(0.28)	0.27
Net income **	$2.39	$1.82	$1.72

Diluted earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$2.18	$2.08	$1.44
Discontinued operations	0.19	(0.28)	0.27
Net income **	$2.36	$1.80	$1.71

*	Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical services.

**	Certain items do not sum due to rounding.
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2015	2014	2013

Net income	$1,679	$1,343	$1,297

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(825)	(642)	(20)
Realized and unrealized losses on derivatives	(10)	(3)	(5)
Realized and unrealized gains (losses) on marketable common stock	—	(7)	2
Pension and postretirement plans	(10)	(5)	(16)

Other comprehensive loss	(845)	(657)	(39)

Total comprehensive income	834	686	1,258

Comprehensive income attributable to noncontrolling interests	91	126	120

Comprehensive income attributable to Johnson Controls, Inc.	$743	$560	$1,138

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2015	2014

Assets

Cash and cash equivalents	$597	$409
Accounts receivable, less allowance for doubtful accounts of $82 and $72, respectively	5,751	5,871
Inventories	2,377	2,477
Assets held for sale	55	2,157
Other current assets	2,313	2,193
Current assets	11,093	13,107

Property, plant and equipment - net	5,870	6,314
Goodwill	6,824	7,127
Other intangible assets - net	1,516	1,639
Investments in partially-owned affiliates	2,143	1,018
Noncurrent assets held for sale	—	630
Other noncurrent assets	2,227	2,969
Total assets	$29,673	$32,804

Liabilities and Equity

Short-term debt	$52	$183
Current portion of long-term debt	813	140
Accounts payable	5,174	5,270
Accrued compensation and benefits	1,090	1,124
Liabilities held for sale	42	1,801
Other current liabilities	3,324	3,176
Current liabilities	10,495	11,694

Long-term debt	5,745	6,357
Pension and postretirement benefits	767	865
Other noncurrent liabilities	1,915	2,132
Long-term liabilities	8,427	9,354

Commitments and contingencies (Note 21)

Redeemable noncontrolling interests	212	194

Common stock, $1.00 par value, shares authorized: 1,800,000,000 shares issued: 2015 - 717,039,108; 2014 - 706,761,661	717	707
Capital in excess of par value	3,030	2,669
Retained earnings	10,838	9,956
Treasury stock, at cost (2015 - 69,671,840; 2014 - 41,264,918 shares)	(3,152)	(1,784)
Accumulated other comprehensive loss	(1,057)	(237)
Shareholders’ equity attributable to Johnson Controls, Inc.	10,376	11,311
Noncontrolling interests	163	251
Total equity	10,539	11,562
Total liabilities and equity	$29,673	$32,804

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2015	2014	2013
Operating Activities
Net income attributable to Johnson Controls, Inc.	$1,563	$1,215	$1,178
Income from continuing operations attributable to noncontrolling interests	112	105	102
Income from discontinued operations attributable to noncontrolling interests	4	23	17
Net income	1,679	1,343	1,297
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	860	955	952
Pension and postretirement benefit expense (income)	396	321	(475)
Pension and postretirement contributions	(409)	(161)	(97)
Equity in earnings of partially-owned affiliates, net of dividends received	(144)	(153)	(86)
Deferred income taxes	327	(329)	273
Non-cash restructuring and impairment charges	183	181	586
Loss (gain) on divestitures - net	(1,340)	111	(483)
Fair value adjustment of equity investment	—	(38)	(106)
Equity-based compensation	90	82	64
Other	(1)	(2)	(21)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	(297)	(18)	(182)
Inventories	(99)	(311)	(97)
Other assets	(113)	(192)	(181)
Restructuring reserves	(6)	(31)	234
Accounts payable and accrued liabilities	348	440	686
Accrued income taxes	126	197	322
Cash provided by operating activities	1,600	2,395	2,686

Investing Activities
Capital expenditures	(1,135)	(1,199)	(1,377)
Sale of property, plant and equipment	37	79	116
Acquisition of businesses, net of cash acquired	(22)	(1,733)	(123)
Business divestitures	1,646	225	761
Changes in long-term investments	(44)	19	(10)
Other	(12)	16	53
Cash provided (used) by investing activities	470	(2,593)	(580)

Financing Activities
Increase (decrease) in short-term debt - net	(68)	73	(197)
Increase in long-term debt	299	2,001	114
Repayment of long-term debt	(191)	(833)	(490)
Stock repurchases	(1,362)	(1,249)	(350)
Payment of cash dividends	(657)	(568)	(513)
Proceeds from the exercise of stock options	275	186	254
Cash paid to acquire a noncontrolling interest	(38)	(5)	(64)
Other	(79)	(17)	32
Cash used by financing activities	(1,821)	(412)	(1,214)
Effect of exchange rate changes on cash and cash equivalents	(81)	(20)	(98)
Change in cash held for sale	20	(16)	(4)
Increase (decrease) in cash and cash equivalents	188	(646)	790
Cash and cash equivalents at beginning of period	409	1,055	265
Cash and cash equivalents at end of period	$597	$409	$1,055

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc.

(in millions, except per share data)	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
At September 30, 2012	$11,625	$688	$2,047	$8,611	$(179)	$458
Comprehensive income (loss)	1,138	—	—	1,178	—	(40)
Cash dividends Common ($0.76 per share)	(520)	—	—	(520)	—	—
Redemption value adjustment attributable to redeemable noncontrolling interests	59	—	—	59	—	—
Repurchases of common stock	(350)	—	—	—	(350)	—
Other, including options exercised	362	12	352	—	(2)	—
At September 30, 2013	12,314	700	2,399	9,328	(531)	418
Comprehensive income (loss)	560	—	—	1,215	—	(655)
Cash dividends Common ($0.88 per share)	(586)	—	—	(586)	—	—
Repurchases of common stock	(1,249)	—	—	—	(1,249)	—
Other, including options exercised	272	7	270	(1)	(4)	—
At September 30, 2014	11,311	707	2,669	9,956	(1,784)	(237)
Comprehensive income (loss)	743	—	—	1,563	—	(820)
Cash dividends Common ($1.04 per share)	(681)	—	—	(681)	—	—
Repurchases of common stock	(1,362)	—	—	—	(1,362)	—
Other, including options exercised	365	10	361	—	(6)	—
At September 30, 2015	$10,376	$717	$3,030	$10,838	$(3,152)	$(1,057)

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended September 30, 2015 and 2014, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the years ended September 30, 2015, 2014 and 2013 was not material. The VIE is named as a co-obligor under a third party debt agreement of $160 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $60 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	September 30,
	2015	2014
Current assets	$281	$218
Noncurrent assets	128	138
Total assets	$409	$356

Current liabilities	$232	$189
Noncurrent liabilities	34	37
Total liabilities	$266	$226

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fiscal 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $62 million and $59 million at September 30, 2015 and 2014, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

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

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale, noncurrent assets held for sale and liabilities held for sale in the consolidated statements of financial position. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Receivables

Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is based on historical experience, existing economic conditions and any specific customer collection issues the Company has identified. The Company enters into supply chain financing programs to sell certain accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2015 and 2014, the Company recorded within the consolidated statements of financial position approximately $299 million and $265 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year.

Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2015 and 2014, approximately $60 million and $96 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2015 and 2014, the Company recorded within the consolidated statements of financial position in other current assets approximately $134 million and $151 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.

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

Goodwill and Other Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2015, 2014 and 2013.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2015, 2014 and 2013.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2015, 2014 and 2013.

Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $453 million and $507 million at September 30, 2015 and 2014, respectively. Billings in excess of costs and earnings related to these contracts were $340 million and $363 million at September 30, 2015 and 2014, respectively.

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

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2015, 2014 and 2013 were $733 million, $792 million and $791 million, respectively. A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2015, 2014 and 2013 were $364 million, $352 million and $347 million, respectively.

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

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction losses, net of the impact of foreign currency hedges, included in net income for the years ended September 30, 2015, 2014 and 2013 were $119 million, $8 million and $25 million, respectively.

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

The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (AOCI), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of the Company’s derivative instruments and hedging activities.

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

Retrospective Changes

Certain amounts as of September 30, 2015, 2014 and 2013, as described below, have been revised to conform to the current year’s presentation.

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

New Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU No. 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU No. 2015-16 was early adopted by the Company in the quarter ended September 30, 2015. The adoption of this guidance did not have an impact on the Company's consolidated financial condition or results from operations.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 will be effective prospectively for the Company for disposals that occur during or after the quarter ending December 31, 2015, with early adoption permitted in certain instances. The impact of this guidance for the Company is dependent on any future significant dispositions or disposals, including the intended spin-off the Automotive Experience business.

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

2.ACQUISITIONS AND DIVESTITURES

During fiscal 2015, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $47 million, $18 million of which was paid as of September 30, 2015. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $9 million.

In the fourth quarter of fiscal 2015, the Company completed the sale of its GWS business to CBRE Group, Inc. The selling price, net of cash divested, was $1.4 billion, all of which was received as of September 30, 2015. In connection with the sale, the Company recorded a $940 million gain, $643 million net of tax, within income (loss) from discontinued operations, net of tax, on the consolidated statements of income and reduced goodwill in assets held for sale by $220 million. At March 31, 2015, the Company determined that the GWS segment met the criteria to be classified as a discontinued operation. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's discontinued operations.

In the fourth quarter of fiscal 2015, the Company completed its global automotive interiors joint venture with Yanfeng Automotive Trim Systems. In connection with the divestiture of the Interiors business, the Company recorded a $145 million gain, $38 million net of tax. The pre-tax gain is recorded within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill in assets held for sale by $21 million.

Also during fiscal 2015, the Company completed four additional divestitures for a combined sales price of $119 million, $86 million of which was received as of September 30, 2015. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain of $45 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $16 million in the Building Efficiency North America Systems and Service segment and recorded a gain of $10 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $4 million in the Automotive Experience Seating segment.

In the first nine months of fiscal 2015, the Company adjusted the purchase price allocation of the fiscal 2014 acquisition of Air Distribution Technologies Inc. (ADT). The adjustment was made as a result of a true-up to the purchase price in the amount of $4 million, all of which was paid as of September 30, 2015. Also, in connection with this acquisition, the Company recorded additional goodwill of $34 million in fiscal 2015 related to the final purchase price allocation.

In the second quarter of fiscal 2015, the Company signed a definitive agreement to create a joint venture with certain Hitachi entities to expand its Building Efficiency product offerings. The formation of the joint venture closed on October 1, 2015.

In the second quarter of fiscal 2015, the Company completed the sale of its interests in two GWS joint ventures to Brookfield Asset Management, Inc. The selling price, net of cash divested, was $141 million, all of which was received as of September 30, 2015. In connection with the sale, the Company recorded a $200 million gain, $127 million net of tax, within income (loss) from discontinued operations, net of tax, on the consolidated statements of income and reduced goodwill in assets held for sale by $20 million.

In the third quarter of fiscal 2014, the Company completed its purchase of ADT for approximately $1.6 billion, net of cash acquired, all of which was paid as of June 30, 2014. ADT is one of the largest independent providers of air distribution and ventilation products in North America. In the third quarter of fiscal 2014, the Company completed a public offering of $1.7 billion aggregate principal amount of fixed rate senior notes to finance the purchase of ADT. In fiscal 2014, the Company recorded goodwill of $837 million in the Building Efficiency Other segment as a result of the ADT acquisition. The Company also recorded approximately $477 million of intangible assets that are subject to amortization, of which approximately $475 million was assigned to customer relationships with useful lives between 18 and 20 years. In addition, the Company recorded approximately $230 million of trade names that are not subject to amortization.

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

In the third quarter of fiscal 2014, the Company completed the divestiture of the Automotive Experience Interiors headliner and sun visor product lines. As part of this divestiture, the Company made a cash payment of $54 million to the buyer to fund future operational improvement initiatives. The Company recorded a pre-tax loss on divestiture, including transaction costs, of $95 million within selling, general and administrative expenses on the consolidated statements of income. The tax impact of the divestiture was income tax expense of $38 million due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries. There was no change in goodwill as a result of this transaction.

In the third quarter of fiscal 2014, the Company recorded a $25 million charge within income (loss) from discontinued operations, net of tax, on the consolidated statements of income related to the indemnification of certain costs associated with a divested GWS business in 2004.

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

In the first quarter of fiscal 2014, the Company completed one additional divestiture for a sales price of $13 million, all of which was received as of September 30, 2014. The divestiture was not material to the Company’s consolidated financial statements. In connection with the divestiture, the Company recorded a gain, net of transaction costs, of $9 million in the Automotive Experience Interiors segment within selling, general and administrative expenses on the consolidated statements of income. There was no change in goodwill as a result of this transaction.

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

Also during fiscal 2013, the Company completed two additional divestitures for a combined sales price, net of cash transferred, of $60 million, all of which was received as of September 30, 2013. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain of $29 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $15 million in the Automotive Experience Seating segment, and recorded a loss, net of transaction costs, of $22 million within selling, general and administrative expenses on the consolidated statements of income in the Building Efficiency Other segment.

3.    DISCONTINUED OPERATIONS

In the second quarter of fiscal 2015, the Company completed the sale of its interests in two GWS joint ventures to Brookfield Asset Management, Inc. On March 31, 2015, the Company announced that it had reached a definitive agreement to sell the remainder of the GWS business to CBRE Group Inc., subject to regulatory and other approvals. The sale closed on September 1, 2015. The agreement includes a 10-year strategic relationship between the Company and CBRE. The Company will be the preferred provider of HVAC equipment, building automation systems and related services to the portfolio of real estate and corporate facilities managed globally by CBRE and GWS. The Company also engages GWS for facility management services. The annual cash flows resulting from these activities with the legacy GWS business are not expected to be significant.

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the GWS segment were reflected as held for sale in the consolidated statements of financial position at September 30, 2014.

The following table summarizes the results of GWS, reclassified as discontinued operations for the fiscal years ended September 30, 2015, 2014 and 2013 (in millions):

	Year Ended September 30,
	2015	2014	2013

Net sales	$3,025	$4,079	$4,265

Income from discontinued operations before income taxes	1,203	119	119
Provision for income taxes on discontinued operations	1,075	75	22
Income from discontinued operations attributable to noncontrolling interests, net of tax	4	15	12
Income from discontinued operations, net of tax	$124	$29	$85

For the fiscal year ended September 30, 2015, the income from discontinued operations before income taxes included a $940 million gain on divestiture for the remainder of the GWS business, a $200 million gain on divestiture of the Company's interest in two GWS joint ventures and current year transaction costs of $87 million. For the fiscal year ended September 30, 2014, the income from discontinued operations before income taxes included a $25 million charge related to the indemnification of certain costs associated with a divested GWS business in 2004.

The effective tax rate is different than the U.S. statutory rate for fiscal 2015 primarily due to $680 million tax expense for repatriation of cash and other tax reserves, and the tax consequences of the sale of the GWS joint ventures ($73 million) and the remaining business ($297 million).
The effective tax rate is different than the U.S. statutory rate for fiscal 2014 primarily due to a tax charge of $35 million related to the change in the Company's assertion over reinvestment of foreign undistributed earnings as well as a non-benefited loss related to the indemnification of certain costs associated with a divested business in 2004, partially offset by foreign tax rate differentials.
The effective rate is different than the U.S. statutory rate for fiscal 2013 primarily due foreign tax rate differentials.
In the fourth quarter of fiscal 2013, the Company completed the sale of its Automotive Experience Electronics' HomeLink® product line to Gentex Corporation. In the second quarter of fiscal 2014, the Company announced that it had reached a definitive agreement to sell the remainder of the Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale closed on July 1, 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations.

There were no amounts related to the Automotive Experience Electronics business classified as discontinued operations for the fiscal year ended September 30, 2015. The following table summarizes the results of the Automotive Experience Electronics business, classified as discontinued operations for the fiscal years ended September 30, 2014 and 2013 (in millions):

	Year Ended September 30,
	2014	2013

Net sales	$1,027	$1,320

Income (loss) from discontinued operations before income taxes	(8)	578
Provision for income taxes on discontinued operations	202	472
Income from discontinued operations attributable to noncontrolling interests, net of tax	8	5
Income (loss) from discontinued operations, net of tax	$(218)	$101

For the year ended September 30, 2014, the discontinued operations before income taxes included divestiture-related losses of $80 million comprised of asset and investment impairment charges of $43 million, transaction costs of $27 million and severance obligations of $10 million. For the year ended September 30, 2013, the discontinued operations before income taxes included a $476 million gain on divestiture of the HomeLink® product line net of transaction costs, and $28 million of restructuring costs.

For the year ended September 30, 2014, the Company's effective tax rate for discontinued operations was different than the U.S. federal statutory rate primarily due to a second quarter discrete non-cash tax charge of $180 million related to the repatriation of foreign cash associated with the divestiture of the Electronics business and unbenefited foreign losses. For the year ended September 30, 2013, the Company's effective tax rate for discontinued operations was different than the U.S. federal statutory rate primarily due to the tax consequences of the sale of the HomeLink® product line, the change in our assertion over reinvestment of foreign undistributed earnings and unbenefited foreign losses.

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

At September 30, 2015, $55 million of assets and $42 million of liabilities related to certain product lines of the Automotive Experience Interiors segment which were not contributed to the automotive interiors joint venture were classified as held for sale. This divestiture could result in a gain or loss on sale to the extent the ultimate selling price differs from the carrying value of the net assets recorded. The Interiors businesses classified as held for sale do not meet the criteria to be classified as a discontinued operation at September 30, 2015 primarily due to the Company's continuing involvement in these operations following the divestiture.

The following table summarizes the carrying value of the Interiors and GWS assets and liabilities held for sale at September 30, 2014 (in millions):

	September 30, 2014
		Global Workplace
	Interiors	Solutions	Total

Cash and cash equivalents	$—	$20	$20
Accounts receivable - net	596	723	1,319
Inventories	209	9	218
Other current assets	174	57	231
Property, plant and equipment - net	496	34	530
Goodwill	12	253	265
Other intangible assets - net	4	35	39
Investments in partially-owned affiliates	83	—	83
Other noncurrent assets	35	47	82
Assets held for sale	$1,609	$1,178	$2,787

Short-term debt	$—	$3	$3
Accounts payable	655	591	1,246
Accrued compensation and benefits	24	128	152
Other current liabilities	154	246	400
Liabilities held for sale	$833	$968	$1,801

4.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2015	2014

Raw materials and supplies	$1,084	$1,129
Work-in-process	369	398
Finished goods	924	950
Inventories	$2,377	$2,477

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2015	2014

Buildings and improvements	$3,067	$3,254
Machinery and equipment	8,192	7,944
Construction in progress	1,006	1,151
Land	338	370
Total property, plant and equipment	12,603	12,719
Less: accumulated depreciation	(6,733)	(6,405)
Property, plant and equipment - net	$5,870	$6,314

Interest costs capitalized during the fiscal years ended September 30, 2015, 2014 and 2013 were $25 million, $28 million and $42 million, respectively. Accumulated depreciation related to capital leases at September 30, 2015 and 2014 was $54 million and $29 million, respectively.

The Company is the lessor of properties included in land for $13 million, gross building and improvements for $177 million and accumulated depreciation of $131 million.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the fiscal years ended September 30, 2015 and 2014 were as follows (in millions):

	September 30, 2013	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2014
Building Efficiency
North America Systems and Service	$1,228	$—	$—	$—	$(1)	$1,227
Global Workplace Solutions	257	—	(253)	—	(4)	—
Asia	388	34	—	—	(8)	414
Other	1,003	837	—	(47)	(5)	1,788
Automotive Experience
Seating	2,659	2	—	—	(105)	2,556
Interiors	—	—	(12)	—	12	—
Power Solutions	1,054	106	—	—	(18)	1,142
Total	$6,589	$979	$(265)	$(47)	$(129)	$7,127

	September 30, 2014	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2015
Building Efficiency
North America Systems and Service	$1,227	$—	$(16)	$—	$(3)	$1,208
Asia	414	—	—	—	(25)	389
Other	1,788	34	—	—	(41)	1,781
Automotive Experience
Seating	2,556	—	(4)	—	(188)	2,364
Interiors	—	9	(9)	—	—	—
Power Solutions	1,142	—	—	—	(60)	1,082
Total	$7,127	$43	$(29)	$—	$(317)	$6,824

The fiscal 2014 GWS business divestitures amount includes $253 million of goodwill transferred to assets held for sale on the consolidated statements of financial position. The fiscal 2014 Automotive Experience Interiors business divestitures amount includes $12 million of goodwill transferred to noncurrent assets held for sale on the consolidated statements of financial position. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

During fiscal 2014, as a result of operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Other - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Other - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Other - Latin America reporting unit has no remaining goodwill at September 30, 2015 and 2014.

During fiscal 2013, based on a combination of factors, including the operating results of the Automotive Experience Interiors business, restrictions on future capital and restructuring funding, and the Company's announced intention to explore strategic options related to this business, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2013. As a result, the Company concluded that the carrying value of the Interiors reporting unit exceeded its fair value as of September 30, 2013. The Company recorded a goodwill impairment charge of $430 million in the fourth quarter of fiscal 2013, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. This is the only accumulated goodwill impairment charge recorded by the Company as of September 30, 2013.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. Other than management's projections of future cash flows, the primary assumptions used in the impairment tests were the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. The impairment charges are non-cash expenses recorded within restructuring and impairment costs on the consolidated statements of income and did not adversely affect the Company's debt position, cash flow, liquidity or compliance with financial covenants.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	September 30, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$80	$(59)	$21	$86	$(56)	$30
Customer relationships	975	(206)	769	1,017	(161)	856
Miscellaneous	307	(123)	184	312	(106)	206
Total amortized intangible assets	1,362	(388)	974	1,415	(323)	1,092
Unamortized intangible assets
Trademarks/trade names	542	—	542	547	—	547
Total intangible assets	$1,904	$(388)	$1,516	$1,962	$(323)	$1,639

Amortization of other intangible assets for the fiscal years ended September 30, 2015, 2014 and 2013 was $92 million, $86 million and $75 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2016, 2017, 2018, 2019 and 2020 will be approximately $89 million, $86 million, $84 million, $78 million and $67 million, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the fiscal years ended September 30, 2015 and 2014 were as follows (in millions):

	Year Ended September 30,
	2015	2014
Balance at beginning of period	$319	$256
Accruals for warranties issued during the period	280	279
Accruals from acquisitions and divestitures	—	3
Accruals related to pre-existing warranties (including changes in estimates)	(11)	2
Settlements made (in cash or in kind) during the period	(282)	(218)
Currency translation	(6)	(3)
Balance at end of period	$300	$319

8.    LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $46 million and $55 million at September 30, 2015 and 2014, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2015, 2014 and 2013 was $413 million, $459 million and $470 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2015 were as follows (in millions):

	Capital Leases	Operating Leases
2016	$9	$209
2017	8	146
2018	15	95
2019	5	66
2020	5	47
After 2020	15	65
Total minimum lease payments	57	$628
Interest	(9)
Present value of net minimum lease payments	$48

9.     DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2015	2014
Bank borrowings and commercial paper	$52	$183
Weighted average interest rate on short-term debt outstanding	7.2%	3.8%

The Company has a $2.5 billion committed five-year credit facility scheduled to mature in August 2018. The facility is used to support the Company’s outstanding commercial paper. There were no draws on the committed credit facility during the fiscal years ended September 30, 2015 and 2014. Average outstanding commercial paper for the fiscal year ended September 30, 2015 was $1,537 million, and there was none outstanding at September 30, 2015. Average outstanding commercial paper for the fiscal year ended September 30, 2014 was $1,252 million, and there was none outstanding at September 30, 2014.

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2015	2014
Unsecured notes
7.7% due in 2015 ($125 million par value)	$—	$125
5.5% due in 2016 ($800 million par value)	800	802
7.125% due in 2017 ($150 million par value)	153	156
2.6% due in 2017 ($400 million par value)	404	400
2.355% due in 2017 ($46 million par value)	46	46
1.4% due in 2018 ($300 million par value)	303	298
5.0% due in 2020 ($500 million par value)	499	499
4.25% due 2021 ($500 million par value)	498	498
3.75% due in 2022 ($450 million par value)	448	448
3.625% due in 2024 ($500 million par value)	500	500
6.0% due in 2036 ($400 million par value)	395	395
5.7% due in 2041 ($300 million par value)	299	299
5.25% due in 2042 ($250 million par value)	250	250
4.625% due in 2044 ($450 million par value)	447	447
6.95% due in 2046 ($125 million par value)	125	125
4.95% due in 2064 ($450 million par value)	449	449
Capital lease obligations	48	55
Foreign-denominated debt
Euro	529	663
Japanese Yen	308	—
Other	57	42
Gross long-term debt	6,558	6,497
Less: current portion	813	140
Net long-term debt	$5,745	$6,357

At September 30, 2015, the Company’s euro-denominated long-term debt was at fixed and floating rates with a weighted-average interest rate of 1.5%. At September 30, 2014, the Company’s euro-denominated long-term debt was at fixed and floating rates with a weighted-average interest rate of 2.0%.

The installments of long-term debt maturing in subsequent fiscal years are: 2016 - $813 million; 2017 - $769 million; 2018 - $358 million; 2019 - $248 million; 2020 - $905 million; 2021 and thereafter - $3,465 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2015, 2014 and 2013 was $373 million, $314 million and $300 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

Financing Arrangements

At September 30, 2015 and 2014, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro. Additionally, at September 30, 2015 and 2014, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $135 million and $185 million, respectively. In December 2014, the Company terminated a $50 million committed revolving credit facility initially scheduled to mature in September 2015. As of September 30, 2015, facilities in the amount of 237 million euro and $135 million are scheduled to expire in fiscal 2016. There were no draws on any of these revolving facilities in fiscal 2015.

In September 2015, the Company retired, at maturity, $500 million, $150 million and $100 million floating rate term loans plus accrued interest that were entered into during fiscal 2015.

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

In January 2015, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2016. The Company drew on the full credit facility during the quarter ended March 31, 2015. Proceeds from the revolving credit facility were used for general corporate purposes. The $90 million was repaid in September 2015.

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

In December 2013, the Company entered into a five-year, 220 million euro, floating rate credit facility scheduled to mature in fiscal 2018. The Company drew on the full credit facility during the quarter ended December 31, 2013. Proceeds from the facility were used for general corporate purposes.

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the years ended September 30, 2015, 2014 and 2013 contained the following components (in millions):

	Year Ended September 30,
	2015	2014	2013

Interest expense, net of capitalized interest costs	$288	$254	$255
Banking fees and bond cost amortization	23	18	21
Interest income	(9)	(10)	(19)
Net foreign exchange results for financing activities	(14)	(18)	(10)
Net financing charges	$288	$244	$247

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

The Company has entered into cross-currency interest rate swaps to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At September 30, 2015 and 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

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

		Volume Outstanding as of
Commodity	Units	September 30, 2015	September 30, 2014
Copper	Pounds	14,648,000	9,536,000
Lead	Metric Tons	6,785	5,200
Aluminum	Metric Tons	5,700	—
Tin	Metric Tons	2,080	2,070

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2015 and 2014, the Company had hedged approximately 4.0 million and 4.4 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into one fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes that matured November 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes that matured in September 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes that matured in March 2014. In the fourth quarter of fiscal 2013, the Company entered into one fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.7% notes that matured in March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. There were twelve interest rate swaps outstanding as of September 30, 2015 and thirteen interest rate swaps outstanding as of September 30, 2014.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Other current assets
Foreign currency exchange derivatives	$31	$21	$27	$13
Interest rate swaps	1	—	—	—
Cross-currency interest rate swaps	5	15	—	—
Other noncurrent assets
Interest rate swaps	5	2	—	—
Equity swap	—	—	164	192
Total assets	$42	$38	$191	$205

Other current liabilities
Foreign currency exchange derivatives	$37	$22	$26	$11
Commodity derivatives	7	3	—	—
Cross-currency interest rate swaps	1	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	125	—	—
Long-term debt
Fixed rate debt swapped to floating	855	1,649	—	—
Other noncurrent liabilities
Interest rate swaps	—	3	—	—
Total liabilities	$1,701	$1,802	$26	$11

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of September 30, 2015 and September 30, 2014, no cash collateral was received or pledged under the master netting agreements.
The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross amount recognized	$233	$243	$1,727	$1,813
Gross amount eligible for offsetting	(8)	(11)	(8)	(11)
Net amount	$225	$232	$1,719	$1,802

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the fiscal years ended September 30, 2015 and 2014 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships		Year Ended September 30,
		2015	2014
Foreign currency exchange derivatives	Cost of sales	$1	$(2)
Commodity derivatives	Cost of sales	(11)	1
Forward treasury locks	Net financing charges	1	1
Total		$(9)	$—

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	September 30, 2015	September 30, 2014
Foreign currency exchange derivatives	$(5)	$—
Commodity derivatives	(7)	(2)
Forward treasury locks	5	6
Total	$(7)	$4

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships		Year Ended September 30,
		2015	2014	2013
Interest rate swap	Net financing charges	$7	$5	$(2)
Fixed rate debt swapped to floating	Net financing charges	(7)	(5)	2
Total		$—	$—	$—

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815		Year Ended September 30,
		2015	2014	2013
Foreign currency exchange derivatives	Cost of sales	$(3)	$1	$(8)
Foreign currency exchange derivatives	Net financing charges	(12)	18	25
Foreign currency exchange derivatives	Provision for income taxes	—	—	(5)
Equity swap	Selling, general and administrative	(9)	(1)	65
Total		$(24)	$18	$77

The amount of gains recognized in cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $2 million and $9 million at September 30, 2015 and 2014, respectively. For the years ended September 30, 2015 and 2014, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2015 and 2014 (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$58	$—	$58	$—
Interest rate swaps	1	—	1	—
Cross-currency interest rate swaps	5	—	5	—
Other noncurrent assets
Interest rate swaps	5	—	5	—
Investments in marketable common stock	4	4	—	—
Equity swap	164	164	—	—
Total assets	$237	$168	$69	$—
Other current liabilities
Foreign currency exchange derivatives	$63	$—	$63	$—
Commodity derivatives	7	—	7	—
Cross-currency interest rate swaps	1	—	1	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	—	801	—
Long-term debt
Fixed rate debt swapped to floating	855	—	855	—
Total liabilities	$1,727	$—	$1,727	$—

	Fair Value Measurements Using:
	Total as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$34	$—	$34	$—
Cross-currency interest rate swaps	15	—	15	—
Other noncurrent assets
Interest rate swaps	2	—	2	—
Investments in marketable common stock	4	4	—	—
Equity swap	192	192	—	—
Total assets	$247	$196	$51	$—
Other current liabilities
Foreign currency exchange derivatives	$33	$—	$33	$—
Commodity derivatives	3	—	3	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	—	125	—
Long-term debt
Fixed rate debt swapped to floating	1,649	—	1,649	—
Other noncurrent liabilities
Interest rate swaps	3	—	3	—
Total liabilities	$1,813	$—	$1,813	$—

Valuation Methods

Foreign currency exchange derivatives - The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2015 and 2014. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives - The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at September 30, 2015 and 2014.

Interest rate swaps and related debt - The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate notes. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the second quarter of fiscal 2011, the Company entered into one fixed to floating interest rate swap totaling $100 million to hedge the coupon of its 5.8% notes that matured November 2012, two fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 4.875% notes that matured in September 2013 and five fixed to floating interest rate swaps totaling $450 million to hedge the coupon of its 1.75% notes that matured in March 2014. In the fourth quarter of fiscal 2013, the Company entered into one fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.7% notes that matured in March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% coupon maturing July 2017. There were twelve interest rate swaps outstanding as of September 30, 2015 and thirteen interest rate swaps outstanding as of September 30, 2014.

Cross-currency interest rate swaps - The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the CTA component of AOCI where they offset gains and losses recorded on the Company’s net investment in Japan. At September 30, 2015 and 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

Investments in marketable common stock - The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There were no unrealized gains or losses recorded in AOCI on these investments as of September 30, 2015 and 2014. During fiscal 2014, the Company sold certain marketable common stock for approximately $25 million. As a result, the Company recorded $8 million of realized gains within selling, general and administrative expenses in the Automotive Experience Seating segment.

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

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.4 billion and $6.8 billion at September 30, 2015 and 2014, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

12.    STOCK-BASED COMPENSATION

On January 23, 2013, the shareholders of the Company approved the Johnson Controls, Inc. 2012 Omnibus Incentive Plan (the "2012 Plan"). The types of awards authorized by the 2012 Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based awards. The Compensation Committee of the Company's Board of Directors will determine the types of awards to be granted to individual participants and the terms and conditions of the awards. The 2012 Plan provides that 37 million shares of the Company's common stock are reserved for issuance under the 2012 Plan, and 32 million shares remained available for issuance at September 30, 2015.

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

The Company has four share-based compensation plans, which are described below. The compensation cost charged against income, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $85 million, $81 million and $91 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $34 million, $32 million and $36 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

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

	Year Ended September 30,
	2015	2014	2013
Expected life of option (years)	6.6	6.7	5.0 - 6.7
Risk-free interest rate	1.61% - 1.93%	1.92%	0.62% - 1.33%
Expected volatility of the Company’s stock	36.00%	36.00%	41.00%
Expected dividend yield on the Company’s stock	2.02%	2.17%	2.03%

A summary of stock option activity at September 30, 2015, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2014	$28.83	22,727,917
Granted	50.16	794,978
Exercised	27.28	(10,154,810)
Forfeited or expired	35.70	(328,845)
Outstanding, September 30, 2015	$31.17	13,039,240	5.3	$144
Exercisable, September 30, 2015	$29.41	10,095,826	4.6	$123

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2015, 2014 and 2013 was $15.51, $14.70 and $8.58, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2015, 2014 and 2013 was approximately $227 million, $135 million and $154 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2015, 2014 and 2013 of approximately $275 million, $186 million and $254 million, respectively.

The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718, "Compensation - Stock Compensation." The tax benefit from the exercise of stock options, which is recorded in capital in excess of par value, was $59 million, $34 million and $35 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The Company does not settle stock options granted under share-based payment arrangements for cash.

At September 30, 2015, the Company had approximately $7 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Appreciation Rights (SARs)

SARs vest under the same terms and conditions as stock option awards; however, they are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in the Company’s consolidated statements of financial position as a liability until the date of exercise.

The fair value of each SAR award is estimated using a similar method described for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.

The assumptions used to determine the fair value of the SAR awards at September 30, 2015 were as follows:

Expected life of SAR (years)	0.05 - 5.55
Risk-free interest rate	0.00% - 1.47%
Expected volatility of the Company’s stock	36.00%
Expected dividend yield on the Company’s stock	2.02%

A summary of SAR activity at September 30, 2015, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2014	$27.78	2,643,647
Granted	50.23	37,965
Exercised	27.85	(886,827)
Forfeited or expired	28.66	(54,685)
Outstanding, September 30, 2015	$29.53	1,740,100	5.1	$21
Exercisable, September 30, 2015	$28.82	1,346,610	4.5	$17

In conjunction with the exercise of SARs granted, the Company made payments of $19 million, $21 million and $11 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2015, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2014	$40.52	1,953,816
Granted	50.15	1,226,568
Vested	37.19	(597,440)
Forfeited	47.15	(212,789)
Nonvested, September 30, 2015	$45.75	2,370,155

At September 30, 2015, the Company had approximately $43 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of the status of the Company’s nonvested PSUs at September 30, 2015, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2014	$38.26	695,792
Granted	49.89	362,374
Forfeited	41.60	(133,778)
Nonvested, September 30, 2015	$42.33	924,388

At September 30, 2015, the Company had approximately $28 million of total unrecognized compensation cost related to nonvested PSUs granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

13.    EARNINGS PER SHARE

The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options and unvested restricted stock. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to capital in excess of par value when the award generates a tax deduction. If there would be a shortfall resulting in a charge to capital in excess of par value, such an amount would be a reduction of the proceeds. For unvested restricted stock, assumed proceeds under the treasury stock method would include unamortized compensation cost and windfall tax benefits or shortfalls.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2015	2014	2013
Income Available to Common Shareholders
Income from continuing operations	$1,439	$1,404	$992
Income (loss) from discontinued operations	124	(189)	186
Basic and diluted income available to common shareholders	$1,563	$1,215	$1,178

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	655.2	666.9	683.7
Effect of dilutive securities:
Stock options and unvested restricted stock	6.3	7.9	5.5
Diluted weighted average shares outstanding	661.5	674.8	689.2

Antidilutive Securities
Options to purchase common shares	0.4	0.1	0.8
During the three months ended September 30, 2015 and 2014, the Company declared a dividend of $0.26 and $0.22, respectively, per common share. During the twelve months ended September 30, 2015 and 2014, the Company declared four quarterly dividends totaling $1.04 and $0.88, respectively, per common share. The Company pays all dividends in the month subsequent to the end of each fiscal quarter.

14.    EQUITY AND NONCONTROLLING INTERESTS

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
At September 30, 2012	$11,625	$148	$11,773
Total comprehensive income:
Net income	1,178	71	1,249
Foreign currency translation adjustments	(21)	—	(21)
Realized and unrealized losses on derivatives	(5)	—	(5)
Realized and unrealized gains on marketable common stock	2	—	2
Pension and postretirement plans	(16)	—	(16)
Other comprehensive loss	(40)	—	(40)
Comprehensive income	1,138	71	1,209
Other changes in equity:
Cash dividends - common stock ($0.76 per share)	(520)	—	(520)
Dividends attributable to noncontrolling interests	—	(39)	(39)
Redemption value adjustment attributable to redeemable noncontrolling interests	59	—	59
Repurchases of common stock	(350)	—	(350)
Change in noncontrolling interest share	—	80	80
Other, including options exercised	362	—	362
At September 30, 2013	12,314	260	12,574
Total comprehensive income:
Net income	1,215	90	1,305
Foreign currency translation adjustments	(640)	(2)	(642)
Realized and unrealized losses on derivatives	(3)	—	(3)
Realized and unrealized losses on marketable common stock	(7)	—	(7)
Pension and postretirement plans	(5)	—	(5)
Other comprehensive loss	(655)	(2)	(657)
Comprehensive income	560	88	648
Other changes in equity:
Cash dividends - common stock ($0.88 per share)	(586)	—	(586)
Dividends attributable to noncontrolling interests	—	(59)	(59)
Repurchases of common stock	(1,249)	—	(1,249)
Change in noncontrolling interest share	—	(32)	(32)
Other, including options exercised	272	(6)	266
At September 30, 2014	11,311	251	11,562
Total comprehensive income:
Net income	1,563	65	1,628
Foreign currency translation adjustments	(799)	(3)	(802)
Realized and unrealized losses on derivatives	(11)	—	(11)
Pension and postretirement plans	(10)	—	(10)
Other comprehensive loss	(820)	(3)	(823)
Comprehensive income	743	62	805
Other changes in equity:
Cash dividends - common stock ($1.04 per share)	(681)	—	(681)
Dividends attributable to noncontrolling interests	—	(57)	(57)
Repurchases of common stock	(1,362)	—	(1,362)
Other, including options exercised	365	(93)	272
At September 30, 2015	$10,376	$163	$10,539

In November 2013, the Company's Board of Directors authorized a $3 billion increase in the Company's share repurchase program, which brought the total authorized amount under the repurchase program to $3.65 billion. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During fiscal 2015 and 2014, the Company repurchased approximately $1.4 billion and $1.2 billion of its common shares, respectively.

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
Beginning balance, September 30	$194	$157	$253
Net income	51	38	48
Foreign currency translation adjustments	(23)	—	1
Realized and unrealized gains on derivatives	1	—	—
Change in noncontrolling interest share	—	—	(63)
Dividends	(11)	(7)	(23)
Redemption value adjustment	—	—	(59)
Other	—	6	—
Ending balance, September 30	$212	$194	$157

The following schedules present changes in AOCI attributable to Johnson Controls, Inc. (in millions, net of tax):

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013

Foreign currency translation adjustments
Balance at beginning of period	$(248)	$392	$413
Aggregate adjustment for the period (net of tax effect of $(44), $7 and $19) *	(799)	(640)	(21)
Balance at end of period	(1,047)	(248)	392

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	4	7	12
Current period changes in fair value (net of tax effect of $(4), $(1) and $(2))	(5)	(3)	(2)
Reclassification to income (net of tax effect of $(3), $0 and $(2)) **	(6)	—	(3)
Balance at end of period	(7)	4	7

Realize and unrealized gains (losses) on marketable common stock
Balance at beginning of period	—	7	5
Current period changes in fair value (net of tax effect of $0)	—	(1)	2
Reclassifications to income (net of tax effect of $0, $(2) and $0) ***	—	(6)	—
Balance at end of period	—	—	7

Pension and postretirement plans
Balance at beginning of period	7	12	28
Reclassification to income (net of tax effect of $(3), $(3) and $(9)) ****	(11)	(4)	(18)
Other changes (net of tax effect of $0)	1	(1)	2
Balance at end of period	(3)	7	12

Accumulated other comprehensive income (loss), end of period	$(1,057)	$(237)	$418

* During fiscal 2015, ($19) million of cumulative CTA were recognized as part of the divestiture-related gain recognized within discontinued operations as a result of the divestiture of GWS. During fiscal 2014, $203 million of cumulative CTA were recognized as part of the divestiture-related losses recognized within discontinued operations as a result of the divestiture of the Automotive Experience Electronics business.

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

**** Refer to Note 15, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the year ended
September 30, 2015 the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses and income (loss) from discontinued operations, net of tax on the consolidated statements of income. For the year ended September 30, 2014, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in cost of sales and income (loss) from discontinued operations, net of tax on the consolidated statements of income. For the year ended September 30, 2013 the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses and income (loss) from discontinued operations, net of tax on the consolidated statements of income.

15.    RETIREMENT PLANS

Pension Benefits

The Company has non-contributory defined benefit pension plans covering certain U.S. and non-U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Effective January 1, 2006, certain of the Company’s U.S. pension plans were amended to prohibit new participants from entering the plans. Effective September 30, 2009, active participants continued to accrue benefits under the amended plans until December 31, 2014. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974. Funding for non-U.S. plans observes the local legal and regulatory limits. Also, the Company makes contributions to union-trusteed pension funds for construction and service personnel.

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $2,465 million, $2,464 million and $2,065 million, respectively, as of September 30, 2015 and $3,413 million, $3,363 million and $2,642 million, respectively, as of September 30, 2014.

In fiscal 2015, total employer contributions to the defined benefit pension plans were $407 million, of which $317 million were voluntary contributions made by the Company. The Company expects to contribute approximately $113 million in cash to its defined benefit pension plans in fiscal 2016. Projected benefit payments from the plans as of September 30, 2015 are estimated as follows (in millions):

2016	$269
2017	228
2018	227
2019	236
2020	243
2021-2025	1,295

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

In fiscal 2015, total employer and employee contributions to the postretirement plans were $8 million. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2016. Projected benefit payments from the plans as of September 30, 2015 are estimated as follows (in millions):

2016	$19
2017	19
2018	19
2019	19
2020	19
2021-2025	79

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

Savings and Investment Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $123 million, $132 million and $118 million for the fiscal years ended 2015, 2014 and 2013, respectively.

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

The Company participates in approximately 285 multiemployer benefit plans, primarily related to its Building Efficiency business in the U.S., none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2015, 2014 and 2013 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $45 million, $44 million and $44 million to multiemployer benefit plans in fiscal 2015, 2014 and 2013, respectively.

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

The Company’s plan assets at September 30, 2015 and 2014, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$75	$75	$—	$—

Equity Securities
Large-Cap	500	500	—	—
Small-Cap	235	235	—	—
International - Developed	472	472	—	—

Fixed Income Securities
Government	248	217	31	—
Corporate/Other	753	615	138	—

Real Estate	323	—	—	323

Total	$2,606	$2,114	$169	$323

Non-U.S. Pension

Cash	$98	$98	$—	$—

Equity Securities
Large-Cap	68	68	—	—
International - Developed	104	104	—	—
International - Emerging	16	16	—	—

Fixed Income Securities
Government	441	319	122	—
Corporate/Other	220	192	28	—

Hedge Fund	172	—	172	—

Real Estate	58	7	—	51

Total	$1,177	$804	$322	$51

Postretirement

Cash	$10	$10	$—	$—

Equity Securities
Large-Cap	30	30	—	—
Small-Cap	10	10	—	—
International - Developed	22	22	—	—
International - Emerging	10	10	—	—

Fixed Income Securities
Government	22	22	—	—
Corporate/Other	67	67	—	—

Commodities	12	12	—	—

Real Estate	11	11	—	—

Total	$194	$194	$—	$—

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$25	$25	$—	$—

Equity Securities
Large-Cap	435	435	—	—
Small-Cap	224	224	—	—
International - Developed	443	443	—	—

Fixed Income Securities
Government	220	194	26	—
Corporate/Other	822	675	147	—

Hedge Funds	4	—	—	4

Real Estate	331	—	—	331

Total	$2,504	$1,996	$173	$335

Non-U.S. Pension

Cash	$178	$178	$—	$—

Equity Securities
Large-Cap	68	68	—	—
International - Developed	112	112	—	—
International - Emerging	16	16	—	—

Fixed Income Securities
Government	300	300	—	—
Corporate/Other	346	346	—	—

Hedge Fund	155	—	155	—

Real Estate	26	6	—	20

Total	$1,201	$1,026	$155	$20

Postretirement

Cash	$7	$7	$—	$—

Equity Securities
Large-Cap	36	36	—	—
Small-Cap	10	10	—	—
International - Developed	24	24	—	—
International - Emerging	14	14	—	—

Fixed Income Securities
Government	25	25	—	—
Corporate/Other	73	73	—	—

Commodities	16	16	—	—

Real Estate	14	14	—	—

Total	$219	$219	$—	$—

The following is a description of the valuation methodologies used for assets measured at fair value.

Cash: The fair value of cash is valued at cost.

Equity Securities: The fair value of equity securities is determined by direct quoted market prices. The underlying holdings are direct quoted market prices on regulated financial exchanges.

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

Real Estate: The fair value of Real Estate Investment Trusts (REITs) is recorded as Level 1 as these securities are traded on an open exchange. The fair value of other investments in real estate is deemed Level 3 since these investments do not have a readily determinable fair value and requires the fund managers independently to arrive at fair value by calculating net asset value (NAV) per share. In order to calculate NAV per share, the fund managers value the real estate investments using any one, or a combination of, the following methods: independent third party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the properties are updated every quarter. Due to the fact that the fund managers calculate NAV per share, the Company utilizes a practical expedient for measuring the fair value of its Level 3 real-estate investments, as provided for under ASC 820, "Fair Value Measurement." In applying the practical expedient, the Company is not required to further adjust the NAV provided by the fund manager in order to determine the fair value of its investment as the NAV per share is calculated in a manner consistent with the measurement principles of ASC 946, "Financial Services - Investment Companies," and as of the Company's measurement date. The Company believes this is an appropriate methodology to obtain the fair value of these assets. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third party appraiser.

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

The following sets forth a summary of changes in the fair value of assets measured using significant unobservable inputs (Level 3) (in millions):

	Total	Hedge Funds	Real Estate
U.S. Pension

Asset value as of September 30, 2013	$302	$17	$285

Additions net of redemptions	4	(13)	17
Realized gain	9	—	9
Unrealized gain	20	—	20

Asset value as of September 30, 2014	$335	$4	$331

Additions net of redemptions	(59)	(3)	(56)
Realized gain (loss)	28	(1)	29
Unrealized gain	19	—	19

Asset value as of September 30, 2015	$323	$—	$323

Non-U.S. Pension

Asset value as of September 30, 2013	$98	$89	$9

Additions net of redemptions	10	—	10
Unrealized gain	1	—	1
Transfers out - to Level 2	(89)	(89)	—

Asset value as of September 30, 2014	$20	$—	$20

Additions net of redemptions	34	—	34
Unrealized loss	(3)	—	(3)

Asset value as of September 30, 2015	$51	$—	$51

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2015	2014	2015	2014	2015	2014

Accumulated Benefit Obligation	$2,985	$2,855	$1,388	$1,477	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	2,875	2,902	1,572	1,997	224	245
Service cost	31	70	25	38	3	5
Interest cost	122	138	46	71	9	12
Plan participant contributions	—	—	1	5	6	6
Acquisitions	—	37	—	1	—	7
Divestitures (1)	—	—	(18)	(626)	—	—
Actuarial (gain) loss	203	241	7	250	—	(26)
Amendments made during the year	—	1	—	(1)	—	—
Benefits and settlements paid	(209)	(514)	(65)	(84)	(24)	(26)
Estimated subsidy received	—	—	—	—	1	2
Curtailment	—	—	(5)	(2)	—	—
Other	—	—	43	(3)	(4)	—
Currency translation adjustment	—	—	(159)	(74)	(4)	(1)

Projected benefit obligation at end of year	$3,022	$2,875	$1,447	$1,572	$211	$224

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,504	$2,656	$1,201	$1,656	$219	$226
Actual return on plan assets	(4)	307	48	155	(9)	11
Acquisitions	—	43	—	—	—	—
Divestitures (1)	—	—	(10)	(617)	—	—
Employer and employee contributions	315	12	81	152	8	8
Benefits paid	(201)	(110)	(55)	(53)	(24)	(26)
Settlement payments	(8)	(404)	(10)	(31)	—	—
Other	—	—	39	4	—	—
Currency translation adjustment	—	—	(117)	(65)	—	—

Fair value of plan assets at end of year	$2,606	$2,504	$1,177	$1,201	$194	$219

Funded status	$(416)	$(371)	$(270)	$(371)	$(17)	$(5)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$17	$47	$30	$36	$37	$57
Accrued benefit liability	(433)	(418)	(300)	(407)	(54)	(62)

Net amount recognized	$(416)	$(371)	$(270)	$(371)	$(17)	$(5)

Weighted Average Assumptions (2)
Discount rate (3)	4.40%	4.35%	3.15%	3.25%	3.75%	4.35%
Rate of compensation increase	3.25%	3.25%	3.00%	3.00%	NA	NA

(1)
Fiscal 2014 includes $617 million of plan assets and $626 million of projected benefit obligations transferred to assets and liabilities held for sale on the consolidated statements of financial position for non-U.S. plans. The prepaid benefit cost and accrued benefit liability transferred are $24 million and $33 million, respectively. The plan assets transferred are comprised of $553 million of Level 1 investments and $64 million of Level 2 investments. The Level 1 investments, by asset category, are cash, equity securities, fixed income securities, real estate and commodities in the amounts of $11 million, $110 million, $356 million, $70 million and $6 million, respectively. The Level 2 investments are hedge fund investments. The weighted average discount rate and rate of compensation increase assumptions at September 30, 2014 are 2.30% and 2.10%, respectively.

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

(2)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2015 and 2014.

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

At September 30, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits for plans that utilize a yield curve approach. This change compared to the previous method will result in different service and interest components of net periodic benefit cost (credit) in future periods. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations or annual net periodic benefit cost (credit) as the change in the service and interest costs is completely offset in the net actuarial (gain) loss reported. The change in the service and interest costs going forward is not expected to be significant. The Company has accounted for this change as a change in accounting estimate.

Accumulated Other Comprehensive Income

The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2015 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive loss (income)
Net transition obligation	$1	$—
Net prior service cost (credit)	4	(1)
Total	$5	$(1)

The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below (in millions):

	Pension Benefits	Postretirement Benefits
Amortization of:
Net transition obligation	$—	$—
Net prior service cost (credit)	1	(1)
Total	$1	$(1)

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit cost (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost (Credit):
Service cost	$31	$70	$90	$32	$38	$38	$3	$5	$5
Interest cost	122	138	151	57	71	64	9	12	11
Expected return on plan assets	(181)	(207)	(232)	(71)	(75)	(71)	(12)	(12)	(13)
Net actuarial (gain) loss	387	126	(433)	14	172	48	21	(24)	(20)
Amortization of prior service cost (credit)	—	1	1	(1)	(1)	(1)	(1)	(7)	(17)
Curtailment gain	—	—	—	(15)	(2)	(26)	—	—	—
Settlement (gain) loss	1	15	(69)	—	1	(1)	—	—	—

Net periodic benefit cost (credit)	360	143	(492)	16	204	51	20	(26)	(34)

Net periodic benefit (cost) credit related to discontinued operations	—	—	—	14	(38)	19	—	—	—

Net periodic benefit cost (credit) included in continuing operations	$360	$143	$(492)	$30	$166	$70	$20	$(26)	$(34)

Expense Assumptions:
Discount rate	4.35%	4.90%	4.15%	3.00%	3.60%	3.40%	4.35%	4.90%	4.15%
Expected return on plan assets	7.50%	8.00%	8.00%	4.50%	4.75%	4.55%	5.75%	5.80%	5.80%
Rate of compensation increase	3.25%	3.30%	3.25%	2.60%	2.60%	2.45%	NA	NA	NA

16.    SIGNIFICANT RESTRUCTURING AND IMPAIRMENT COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2015, the Company committed to a significant restructuring plan (2015 Plan) and recorded $397 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $182 million related to the Automotive Experience Seating segment, $166 million related to Corporate, $29 million related to the Building Efficiency Other segment, $11 million related to the Power Solutions segment, $7 million related to the Building Efficiency Asia segment and $2 million related to the Building Efficiency North America Systems and Service segment. The restructuring actions are expected to be substantially complete in fiscal 2016.

The following table summarizes the changes in the Company’s 2015 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original Reserve	$191	$183	$23	$397
Utilized—cash	—	—	—	—
Utilized—noncash	—	(183)	—	(183)
Balance at September 30, 2015	$191	$—	$23	$214

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

The following table summarizes the changes in the Company’s 2014 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$191	$134	$47	$5	$—	$377
Utilized—cash	(8)	—	—	—	—	(8)
Utilized—noncash	—	(134)	(47)	—	(6)	(187)
Balance at September 30, 2014	$183	$—	$—	$5	$(6)	$182
Utilized—cash	(65)	—	—	(5)	—	(70)
Utilized—noncash	—	—	—	—	(13)	(13)
Balance at September 30, 2015	$118	$—	$—	$—	$(19)	$99

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

The following table summarizes the changes in the Company’s 2013 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$392	$156	$430	$7	$—	$985
Utilized—cash	(26)	—	—	—	—	(26)
Utilized—noncash	—	(156)	(430)	(4)	4	(586)
Transfer to liabilities held for sale	(31)	—	—	—	—	(31)
Balance at September 30, 2013	$335	$—	$—	$3	$4	$342
Utilized—cash	(144)	—	—	(3)	—	(147)
Utilized—noncash	—	—	—	—	(11)	(11)
Transfer from liabilities held for sale	31	—	—	—	—	31
Transfer to liabilities held for sale	(24)	—	—	—	—	(24)
Balance at September 30, 2014	$198	$—	$—	$—	$(7)	$191
Utilized—cash	(113)	—	—	—	—	(113)
Utilized—noncash	—	—	—	—	(10)	(10)
Balance at September 30, 2015	$85	$—	$—	$—	$(17)	$68

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

The Company's fiscal 2015, 2014, and 2013 restructuring plans included workforce reductions of approximately 13,900 employees (8,200 for the Automotive Experience business, 4,700 for the Building Efficiency business, 900 for the Power Solutions business and 100 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2015, approximately 8,000 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twenty-three plant closures (eighteen for Automotive Experience and five for Building Efficiency). As of September 30, 2015, five of the twenty-three plants have been closed.

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

In the fourth quarter of fiscal 2015, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions and the intention to spin-off the Automotive Experience business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $183 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $139 million related to corporate assets, $27 million related to the Automotive Experience Seating segment, $16 million related to the Building Efficiency Other segment and $1 million related to the Building Efficiency North America Systems and Service segment. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the third and fourth quarters of fiscal 2014, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2014. In addition, in the fourth quarter of fiscal 2014, the Company concluded that it had a triggering event requiring assessment of impairment of long-lived assets held by the Building Efficiency Other - Latin America reporting unit due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $91 million impairment charge within restructuring and impairment costs on the consolidated statements of income, of which $45 million was recorded in the third quarter and $46 million in the fourth quarter of fiscal 2014. Of the total impairment charge, $45 million related to the Automotive Experience Interiors segment, $34 million related to the Building Efficiency Other segment, $7 million related to the Automotive Experience Seating segment and $5 million related to corporate assets. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 3, "Discontinued Operations," and Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second, third and fourth quarters of fiscal 2013, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2013. In addition, in the fourth quarter of fiscal 2013, the Company concluded that it had a triggering event requiring assessment of impairment for the long-lived assets held by the Automotive Experience Interiors segment due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $156 million impairment charge within restructuring and impairment costs on the consolidated statements of income, of which $13 million was recorded in the second quarter, $36 million in the third quarter and $107 million in the fourth quarter of fiscal 2013. Of the total impairment charge, $57 million related to the Automotive Experience Interiors segment, $40 million related to the Building Efficiency Other segment, $22 million related to the Automotive Experience Seating segment, $18 million related to the Power Solutions segment, $12 million related to corporate assets and $7 million related to various segments within the Building Efficiency business. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At September 30, 2015, 2014 and 2013, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for discussion of the Company’s goodwill impairment testing. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for further information regarding the goodwill impairment charges recorded in the fourth quarter of fiscal 2014 and 2013.

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

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2015	2014	2013
Tax expense at federal statutory rate	$753	$671	$619
State income taxes, net of federal benefit	(23)	7	39
Foreign income tax expense at different rates and foreign losses without tax benefits	(198)	(196)	(299)
U.S. tax on foreign income	(203)	(222)	(56)
Reserve and valuation allowance adjustments	(99)	34	197
U.S. credits and incentives	(12)	(9)	(28)
Business divestitures	354	71	8
Restructuring and impairment costs	52	75	238
Other	(24)	(24)	(44)
Income tax provision	$600	$407	$674

The effective rate is below the U.S. statutory rate for fiscal 2015 primarily due to the benefits of continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and adjustments due to tax audit resolutions, partially offset by the tax consequences of business divestitures, and significant restructuring and impairment costs. The effective rate is below the U.S. statutory rate for fiscal 2014 primarily due to the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate partially offset by the tax consequences of business divestitures, significant restructuring and impairment costs, and valuation allowance adjustments. The effective rate is above the U.S. statutory rate for fiscal 2013 primarily due to the tax consequences of significant restructuring and impairment costs, and valuation allowance and uncertain tax position adjustments, partially offset by favorable tax audit resolutions, the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate.

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

In the fourth quarter of fiscal 2015, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within Spain, Germany, and the United Kingdom would not be realized, and it is more likely than not that certain deferred tax assets of Poland and Germany will be realized. The impact of the net valuation allowance provision offset the benefit of valuation allowance releases and, as such, there was no net impact to income tax expense in the three month period ended September 30, 2015.

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

At September 30, 2015, the Company had gross tax effected unrecognized tax benefits of $1,235 million of which $1,180 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2015 was approximately $41 million (net of tax benefit).

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended September 30,
	2015	2014	2013
Beginning balance, September 30	$1,655	$1,345	$1,465
Additions for tax positions related to the current year	363	329	123
Additions for tax positions of prior years	23	31	84
Reductions for tax positions of prior years	(124)	(36)	(43)
Settlements with taxing authorities	(541)	(9)	(160)
Statute closings	(18)	(5)	(45)
Audit resolutions	(123)	—	(79)
Ending balance, September 30	$1,235	$1,655	$1,345

During fiscal 2015, the Company settled a significant number of tax examinations in Germany, Mexico and the U.S., impacting fiscal years 1998 to fiscal 2012. The settlement of unrecognized tax benefits included cash payments for approximately $440 million and the loss of various tax attributes. The reduction for tax positions of prior years is substantially related to foreign exchange rates. In the fourth quarter of fiscal 2015, income tax audit resolutions resulted in a net $99 million benefit to income tax expense.

In the third quarter of fiscal 2013, tax audit resolutions resulted in a net $79 million benefit to income tax expense.

As a result of foreign law changes during the second quarter of fiscal 2013, the Company increased its total reserve for uncertain tax positions, resulting in income tax expense of $17 million.

In the U.S., it is expected that fiscal years 2013 through 2014 will be examined by the Internal Revenue Service during 2016. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2012 - 2014
Brazil	2004 - 2008, 2011 - 2012
Canada	2008 - 2013
France	2002 - 2013
Germany	2007 - 2012
Italy	2005 - 2009, 2011
Korea	2008 - 2012
Mexico	2010 - 2013
United Kingdom	2011 - 2013

Other Tax Matters

During fiscal 2015, 2014 and 2013, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $52 million, $75 million and $238 million incremental tax expense in fiscal 2015, 2014 and 2013, respectively.

In the fourth quarter of fiscal 2015, the Company completed its global automotive interiors joint venture with Yanfeng Automotive Trim Systems. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. In connection with the divestiture of the Interiors business, the Company recorded a pre-tax gain on divestiture of $145 million, $38 million net of tax. The tax impact of the gain is due to the jurisdictional mix of gains and losses on the divestiture, which resulted in non-benefited expenses in certain countries and taxable gains in other countries. In addition, in the third and fourth quarters of fiscal 2015, the Company provided income tax expense for repatriation of cash and other tax reserves associated with the Automotive Experience Interiors joint venture transaction, which resulted in a tax charge of $75 million and $223 million, respectively.

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

Impacts of Tax Legislation and Change in Statutory Tax Rates

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2015. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. It is generally thought that this rule will be extended with the possibility of retroactive application. The “look-through rule” previously expired for the Company on September 30, 2014 but was extended retroactively to the beginning of the Company’s 2015 fiscal year.

In the second quarter of fiscal 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million in the second quarter of fiscal 2015. Tax legislation was also adopted in various other jurisdictions during the fiscal year ended September 30, 2015. These law changes did not have a material impact on the Company's consolidated financial statements.

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

Continuing Operations

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2015	2014	2013
Current
Federal	$(477)	$109	$67
State	(21)	15	30
Foreign	906	585	340
	408	709	437
Deferred
Federal	201	(175)	204
State	(31)	(6)	14
Foreign	22	(121)	19
	192	(302)	237

Income tax provision	$600	$407	$674

Consolidated domestic income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2015, 2014 and 2013 was income of $1,051 million, $1,370 million and $1,960 million, respectively. Consolidated foreign income (loss) from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2015, 2014 and 2013 was income (loss) of $1,100 million, $546 million and $(192) million, respectively.

Income taxes paid for the fiscal years ended September 30, 2015, 2014 and 2013 were $1,163 million, $782 million and $531 million, respectively.

The Company has not provided additional U.S. income taxes on approximately $8.06 billion of undistributed earnings of consolidated foreign subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings. However, in fiscal 2015, the Company did provide income tax expense related to the repatriation of earnings of certain non-U.S. subsidiaries in connection with the GWS and Automotive Experience Interiors divestitures. In addition, the Company needs to complete the final steps of repatriation of the cash proceeds from these transactions and, as a result, the Company provided deferred taxes of $136 million for the income tax expense that would be triggered upon repatriation of this cash. Refer to

"Capitalization" within the "Liquidity and Capital Resources" section of Item 7 for discussion of domestic and foreign cash projections.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2015	2014
Other current assets	$624	$558
Other noncurrent assets	1,327	1,834
Other current liabilities	(49)	(51)
Other noncurrent liabilities	(420)	(427)

Net deferred tax asset	$1,482	$1,914

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2015	2014
Deferred tax assets
Accrued expenses and reserves	$210	$197
Employee and retiree benefits	270	243
Net operating loss and other credit carryforwards	2,471	3,233
Research and development	64	118
Joint ventures and partnerships	231	—
Other	16	—
	3,262	3,791
Valuation allowances	(1,256)	(1,285)
	2,006	2,506
Deferred tax liabilities
Property, plant and equipment	124	128
Intangible assets	400	275
Joint ventures and partnerships	—	37
Other	—	152
	524	592

Net deferred tax asset	$1,482	$1,914

Note that the above tables exclude the amounts of deferred tax assets and liabilities for fiscal 2014 that have been transferred to assets held for sale and liabilities held for sale within the consolidated statements of financial position.

At September 30, 2015, the Company had available net operating loss carryforwards of approximately $4.8 billion, of which $1.7 billion will expire at various dates between 2016 and 2035, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2015 of $934 million, which will expire at various dates between 2020 and 2024. The valuation allowance, generally, is for loss carryforwards for which realization is uncertain because it is unlikely that the losses will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

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

	Year Ended September 30,
	2015	2014	2013
Net Sales
Building Efficiency
North America Systems and Service	$4,443	$4,336	$4,492
Asia	1,957	2,069	2,022
Other	4,110	3,680	3,812
	10,510	10,085	10,326
Automotive Experience
Seating	16,539	17,531	16,285
Interiors	3,540	4,501	4,176
	20,079	22,032	20,461
Power Solutions	6,590	6,632	6,358

Total net sales	$37,179	$38,749	$37,145

	Year Ended September 30,
	2015	2014	2013
Segment Income (Loss)
Building Efficiency
North America Systems and Service (1)	$513	$448	$498
Asia (2)	283	332	270
Other (3)	127	37	77
	923	817	845
Automotive Experience
Seating (4)	928	853	686
Interiors (5)	254	(1)	(19)
	1,182	852	667
Power Solutions (6)	1,153	1,052	999

Total segment income	$3,258	$2,721	$2,511

Net financing charges	(288)	(244)	(247)
Restructuring and impairment costs	(397)	(324)	(903)
Net mark-to-market adjustments on pension and postretirement plans	(422)	(237)	407

Income from continuing operations before income taxes	$2,151	$1,916	$1,768

	September 30,
	2015	2014	2013
Assets
Building Efficiency
North America Systems and Service	$2,726	$2,758	$2,699
Global Workplace Solutions (7)	—	—	1,286
Asia	1,326	1,341	1,352
Other	5,331	5,459	3,769
	9,383	9,558	9,106
Automotive Experience
Seating	8,611	8,969	9,763
Interiors (7)	1,265	321	1,872
	9,876	9,290	11,635
Power Solutions	6,590	6,888	7,459
Assets held for sale	55	2,787	804
Unallocated	3,769	4,281	2,514

Total	$29,673	$32,804	$31,518

	Year Ended September 30,
	2015	2014	2013
Depreciation/Amortization
Building Efficiency
North America Systems and Service	$43	$42	$36
Asia	23	19	19
Other	131	99	89
	197	160	144
Automotive Experience
Seating	345	328	354
Interiors	21	128	116
	366	456	470
Power Solutions	297	315	272
Discontinued Operations	—	24	66

Total	$860	$955	$952

	Year Ended September 30,
	2015	2014	2013
Capital Expenditures
Building Efficiency
North America Systems and Service	$37	$37	$12
Global Workplace Solutions	16	16	7
Asia	30	26	73
Other	185	160	106
	268	239	198
Automotive Experience
Seating	437	420	467
Interiors	121	181	235
Electronics	—	31	52
	558	632	754
Power Solutions	309	328	425

Total	$1,135	$1,199	$1,377

(1)
Building Efficiency - North America Systems and Service segment income for the years ended September 30, 2015, 2014 and 2013 excludes $2 million, $12 million and $38 million, respectively, of restructuring and impairment costs.

(2)
Building Efficiency - Asia segment income for the years ended September 30, 2015, 2014 and 2013 excludes $7 million,$4 million and $5 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2014 and 2013, Asia segment income includes $21 million and $2 million, respectively, of equity income.

(3)
Building Efficiency - Other segment income for the years ended September 30, 2015, 2014 and 2013 excludes $29 million, $126 million and $95 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2015, 2014 and 2013, Other segment income includes $23 million, $14 million and $26 million, respectively, of equity income.

(4)
Automotive Experience - Seating segment income for the years ended September 30, 2015, 2014 and 2013 excludes $182 million, $29 million and $152 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2015, 2014 and 2013, Seating segment income includes $264 million, $250 million and $287 million, respectively, of equity income.

(5)
Automotive Experience - Interiors segment income for the years ended September 30, 2014 and 2013 excludes $130 million and $560 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2015, 2014 and 2013, Interiors segment income includes $31 million, $35 million and $16 million, respectively, of equity income.

(6)
Power Solutions segment income for the years ended September 30, 2015, 2014 and 2013 excludes $11 million, $16 million and $36 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2015, 2014 and 2013, Power Solutions segment income includes $57 million, $75 million and $68 million, respectively, of equity income.

(7)
Current year and prior year amounts exclude assets held for sale. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

The Company has significant sales to the automotive industry. In fiscal years 2015, 2014 and 2013, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2015	2014	2013
Net Sales
United States	$16,841	$16,596	$15,406
Germany	3,375	3,853	4,411
Mexico	1,933	2,001	2,027
Other European countries	7,320	8,913	7,639
Other foreign	7,710	7,386	7,662

Total	$37,179	$38,749	$37,145

Long-Lived Assets (Year-end)
United States	$2,681	$2,762	$2,551
Germany	680	910	1,057
Mexico	594	567	560
Other European countries	1,006	1,064	1,439
Other foreign	909	1,011	978

Total	$5,870	$6,314	$6,585

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

20.    NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of September 30, 2015 and 2014. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the years ended September 30, 2015, 2014 and 2013.

The following table presents summarized financial data for the Company’s nonconsolidated partially-owned affiliates. The amounts included in the table below represent 100% of the results of operations of such nonconsolidated partially-owned affiliates accounted for under the equity method.

Summarized balance sheet data as of September 30 is as follows (in millions):

	2015	2014
Current assets	$7,083	$4,365
Noncurrent assets	3,294	1,822
Total assets	$10,377	$6,187

Current liabilities	$6,268	$3,318
Noncurrent liabilities	604	570
Noncontrolling interests	20	10
Shareholders’ equity	3,485	2,289
Total liabilities and shareholders’ equity	$10,377	$6,187

Summarized income statement data for the years ended September 30 is as follows (in millions):

	2015	2014	2013
Net sales	$12,922	$10,820	$9,973
Gross profit	1,911	1,638	1,483
Net income	890	790	644
Income attributable to noncontrolling interests	10	3	5
Net income attributable to the entity	880	787	639

21.    COMMITMENTS AND CONTINGENCIES

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $23 million and $24 million at September 30, 2015 and 2014, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At September 30, 2015 and 2014, the Company recorded conditional asset retirement obligations of $59 million and $52 million, respectively.

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

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2015	2014	2013

Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$72	$68	$78
Provision charged to costs and expenses	41	50	68
Reserve adjustments	(15)	(22)	(50)
Accounts charged off	(16)	(19)	(27)
Acquisition of businesses	1	1	1
Divestiture of businesses	—	—	(1)
Currency translation	(1)	(1)	—
Transfers to held for sale	—	(5)	(1)
Balance at end of period	$82	$72	$68

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$1,285	$1,172	$766
Allowance provision for new operating and other loss carryforwards	23	121	165
Allowance provision (benefit) adjustments	(52)	(8)	250
Transfers to held for sale	—	—	(9)
Balance at end of period	$1,256	$1,285	$1,172

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2015, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of September 30, 2015 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

The information required by Part III, Items 10, 11, 13 and 14, and certain of the information required by Item 12, is incorporated herein by reference to the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders (which we refer to as the fiscal 2015 Proxy Statement), dated and to be filed with the SEC on or about December 14, 2015, as follows:

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections entitled "Q: Where can I find Corporate Governance materials for Johnson Controls?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Membership," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the fiscal 2015 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.

ITEM 11	EXECUTIVE COMPENSATION

Incorporated by reference to the sections entitled "Corporate Governance," "Board and Committee Membership," "Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation during Fiscal Year 2015," "Potential Payments and Benefits Upon Termination or Change of Control," and "Johnson Controls Share Ownership" of the fiscal 2015 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section entitled "Johnson Controls Share Ownership" of the fiscal 2015 Proxy Statement.

The following table provides information about the Company's equity compensation plans as of September 30, 2015:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	13,039,240	$31.17	32,116,075
Equity compensation plans not approved by shareholders	—	—	—
Total	13,039,240	$31.17	32,116,075

(c) Includes shares of Common Stock that remain available for grant as follows: 32,016,319 shares under the 2012 Omnibus Plan and 99,756 shares under the 2003 Stock Plan for Outside Directors.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the section entitled "Corporate Governance" of the fiscal 2015 Proxy Statement.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section entitled "Audit Committee Report" of the fiscal 2015 Proxy Statement.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	56

Consolidated Statements of Income for the years ended September 30, 2015, 2014 and 2013	57

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2015, 2014 and 2013	58

Consolidated Statements of Financial Position at September 30, 2015 and 2014	59

Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013	60

Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. for the years ended September 30, 2015, 2014 and 2013	61

Notes to Consolidated Financial Statements	62

(2) Financial Statement Schedule

For the years ended September 30, 2015, 2014 and 2013:

Schedule II - Valuation and Qualifying Accounts	113

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 118 through 121 filed herewith.

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

JOHNSON CONTROLS, INC.

By	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

Date:	November 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 18, 2015, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Alex A. Molinaroli Alex A. Molinaroli Chairman, President and Chief Executive Officer (Principal Executive Officer)	/s/ Brian J. Stief Brian J. Stief Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Suzanne M. Vincent Suzanne M. Vincent Vice President and Corporate Controller (Principal Accounting Officer)	/s/ David P. Abney David P. Abney Director

/s/ Natalie A. Black Natalie A. Black Director	/s/ Julie L. Bushman Julie L. Bushman Director

/s/ Eugenio Clariond Reyes-Retana Eugenio Clariond Reyes-Retana Director	/s/ Raymond L. Conner Raymond L. Conner Director

/s/ Richard Goodman Richard Goodman Director	/s/ Jeffrey A. Joerres Jeffrey A. Joerres Director

/s/ William H. Lacy William H. Lacy Director	/s/ Mark P. Vergnano Mark P. Vergnano Director

Juan Pablo del Valle Perochena Director

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

3.(i)
Restated Articles of Incorporation of Johnson Controls, Inc., as amended through January 23, 2013 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).

3.(ii)
Johnson Controls, Inc. By-Laws, as amended through July 22, 2015 (incorporated by reference to Exhibit 3.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed July 24, 2015) (Commission File No. 1-5097).

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

4.F
Subordinated Indenture, dated March 16, 2009, between Johnson Controls, Inc., and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc.’s Current Report on Form 8-K/A filed March 20, 2009) (Commission File No. 1-5097).

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

4.I
Officers’ Certificate, dated December 2, 2011, establishing the 2.600% Senior Notes due 2016, 3.750% Senior Notes due 2021 and 5.250% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed December 2, 2011) (Commission File No. 1-5097).

4.J
Officers’ Certificate, dated March 9, 2010 creating 5.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 10, 2010) (Commission File No. 1-5097).

4.K
Officers’ Certificate, dated June 13, 2014, establishing the 1.400% Senior Notes due 2017, 3.625% Senior Notes due 2024, 4.625% Senior Notes due 2044 and 4.950% Senior Notes due 2064 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed June 13, 2014) (Commission File No. 1-5097).

4.L
Officers’ Certificate, dated February 4, 2011, establishing the Floating Rate Notes due 2014 (retired; no longer outstanding), 1.75% Senior Notes due 2014 (retired; no longer outstanding), 4.25% Senior Notes due 2021 and 5.70% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 7, 2011). (Commission File No. 1-5097).

Johnson Controls, Inc
Index to Exhibits

Exhibit	Title

10.A
Global Assignment Letter between Dr. Beda Bolzenius and Johnson Controls, Inc. dated as of September 9, 2014 (terminated), (incorporated by reference to Exhibit 10.A to Johnson Controls, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2014) (Commission File No. 1-5097). **

10.B
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
Global Assignment Letter between Susan F. Davis and Johnson Controls, Inc. dated as of June 9, 2014, as amended by the Addendum to Global Assignment Letter between Susan F. Davis and Johnson Controls, Inc., dated as of September 30, 2015, filed herewith (Commission File No. 1-5097).**

10.G
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
Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended effective September 20, 2011 (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.M
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

10.O	Johnson Controls, Inc. Retirement Restoration Plan, as amended and restated effective July 15, 2015, filed herewith (Commission File No. 1-5097) **

10.P
Johnson Controls, Inc. Compensation Summary for Non-Employee Directors as amended and restated effective October 1, 2014 (incorporated by reference to Exhibit 10.Q to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014) (Commission File No. 1-5097).**

10.Q
Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended September 16, 2006, as in effect since October 2, 2006 (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2006) (Commission File No. 1-5097).**

10.R
Johnson Controls, Inc. Long-Term Incentive Performance Plan, as amended and restated effective January 26, 2011 (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 1, 2011) (Commission File No. 1-5097).**

10.S
Johnson Controls, Inc. 2007 Stock Option Plan, amended as of September 20, 2011 (incorporated by reference to Exhibit 10.U to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.T
Form of stock option or stock appreciation right award agreement for Johnson Controls, Inc. 2007 Stock Option Plan effective September 20, 2011 (incorporated by reference to Exhibit 10.V to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011) (Commission File No. 1-5097).**

10.U
Supplemental Agreement to the Employment Contract between Johnson Controls GmbH and Dr. Beda Bolzenius dated August 25, 2008 (incorporated by reference to Exhibit 10.EE to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008) (Commission File No. 1-5097).**

10.V
Johnson Controls, Inc. Executive Compensation Incentive Recoupment Policy effective September 15, 2009, as amended through September 25, 2012 (incorporated by reference to Exhibit 10.X to Johnson Controls, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2012) (Commission File No. 1-5097).**

10.W
Form of employment agreement, including form of change in control agreement, between Johnson Controls, Inc. and all elected officers and named executives, as amended and restated July 28, 2010 (incorporated by reference to Exhibit 10.Y to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010) (Commission File No. 1-5097).**

10. X
Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097).**

10.Y
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan for recipients who have not announced an intention to retire (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).**

10.Z
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan for recipients who have announced an intention to retire (incorporated by reference to Exhibit 10.1(d) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).**

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

10.AA
Form of restricted stock/restricted stock unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(b) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).**

10.BB
Form of restricted stock/restricted stock unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan reflecting pro rata vesting on retirement, filed herewith (Commission File No. 1-5097).**

10.CC
Form of option/stock appreciation right agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097).**

10.DD
Separation Agreement and Release of All Claims between Johnson Controls, Inc. and C. David Myers dated as of September 30, 2014, and amendment thereto, dated October 29, 2014 (incorporated by reference to Exhibit 10.EE to Johnson Controls, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2014) (Commission File No. 1-5097) .**

12	Computation of ratio of earnings to fixed charges for the years ended September 30, 2015, 2014, 2013, 2012 and 2011, filed herewith.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm dated November 18, 2015, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. and (vi) Notes to Consolidated Financial Statements, filed herewith.

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