Form 10-Q
period 2015-12-31
JOHNSON CONTROLS INC
filed 2016-02-01
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2015
Common Stock: $1.00 par value per share	648,235,276

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	December 31, 2015	September 30, 2015	December 31, 2014
Assets

Cash and cash equivalents	$414	$597	$168
Accounts receivable - net	5,745	5,751	5,360
Inventories	2,769	2,377	2,439
Assets held for sale	—	55	2,112
Other current assets	1,993	1,689	1,783
Current assets	10,921	10,469	11,862

Property, plant and equipment - net	6,256	5,870	6,114
Goodwill	6,918	6,824	7,010
Other intangible assets - net	1,583	1,516	1,600
Investments in partially-owned affiliates	2,607	2,143	1,117
Noncurrent assets held for sale	—	—	684
Other noncurrent assets	2,734	2,773	3,219
Total assets	$31,019	$29,595	$31,606

Liabilities and Equity

Short-term debt	$611	$52	$1,075
Current portion of long-term debt	1,242	813	139
Accounts payable	4,936	5,174	4,584
Accrued compensation and benefits	996	1,090	864
Liabilities held for sale	—	42	1,706
Other current liabilities	3,516	3,275	2,945
Current liabilities	11,301	10,446	11,313

Long-term debt	5,301	5,745	6,322
Pension and postretirement benefits	782	767	833
Other noncurrent liabilities	1,982	1,886	1,843
Long-term liabilities	8,065	8,398	8,998

Commitments and contingencies (Note 18)

Redeemable noncontrolling interests	216	212	209

Common stock, $1.00 par value	717	717	711
Capital in excess of par value	3,070	3,030	2,809
Retained earnings	11,100	10,838	10,291
Treasury stock, at cost	(3,163)	(3,152)	(2,387)
Accumulated other comprehensive loss	(1,218)	(1,057)	(601)
Shareholders’ equity attributable to Johnson Controls, Inc.	10,506	10,376	10,823
Noncontrolling interests	931	163	263
Total equity	11,437	10,539	11,086
Total liabilities and equity	$31,019	$29,595	$31,606

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2015	2014
Net sales
Products and systems*	$8,053	$8,723
Services*	876	901
	8,929	9,624
Cost of sales
Products and systems*	6,697	7,406
Services*	599	609
	7,296	8,015

Gross profit	1,633	1,609

Selling, general and administrative expenses	(1,082)	(1,005)
Net financing charges	(68)	(71)
Equity income	136	102

Income from continuing operations before income taxes	619	635

Income tax provision	129	118

Net income from continuing operations	490	517

Income from discontinued operations, net of tax (Note 4)	—	29

Net income	490	546

Income from continuing operations attributable to noncontrolling interests	40	36

Income from discontinued operations attributable to noncontrolling interests	—	3

Net income attributable to Johnson Controls, Inc.	$450	$507

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income from continuing operations	$450	$481
Income from discontinued operations	—	26
Net income	$450	$507

Basic earnings per share attributable to Johnson Controls, Inc.
Continuing operations	$0.69	$0.73
Discontinued operations	—	0.04
Net income	$0.69	$0.77

Diluted earnings per share attributable to Johnson Controls, Inc.
Continuing operations	$0.69	$0.72
Discontinued operations	—	0.04
Net income	$0.69	$0.76

*	Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical services.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended December 31,
	2015	2014

Net income	$490	$546

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(177)	(351)
Realized and unrealized losses on derivatives	(3)	(10)
Pension and postretirement plans	—	(3)

Other comprehensive loss	(180)	(364)

Total comprehensive income	310	182

Comprehensive income attributable to noncontrolling interests	21	39

Comprehensive income attributable to Johnson Controls, Inc.	$289	$143

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2015	2014
Operating Activities
Net income attributable to Johnson Controls, Inc.	$450	$507
Income from continuing operations attributable to noncontrolling interests	40	36
Income from discontinued operations attributable to noncontrolling interests	—	3
Net income	490	546
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	226	224
Pension and postretirement benefit income	(17)	(14)
Pension and postretirement contributions	(19)	(24)
Equity in earnings of partially-owned affiliates, net of dividends received	(110)	(92)
Deferred income taxes	(14)	96
Equity-based compensation	28	21
Other	1	(5)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	199	410
Inventories	(70)	(20)
Other assets	(108)	(129)
Restructuring reserves	(74)	(77)
Accounts payable and accrued liabilities	(394)	(702)
Accrued income taxes	(151)	(394)
Cash used by operating activities	(13)	(160)

Investing Activities
Capital expenditures	(282)	(262)
Sale of property, plant and equipment	9	14
Acquisition of businesses, net of cash acquired	(133)	(13)
Business divestitures	18	—
Changes in long-term investments	—	2
Other	4	5
Cash used by investing activities	(384)	(254)

Financing Activities
Increase in short-term debt - net	521	898
Repayment of long-term debt	(7)	(9)
Stock repurchases	—	(600)
Payment of cash dividends	(168)	(146)
Proceeds from the exercise of stock options	16	105
Dividends paid to noncontrolling interests	(154)	(11)
Other	6	(8)
Cash provided by financing activities	214	229
Effect of exchange rate changes on cash and cash equivalents	—	(57)
Cash held for sale	—	1
Decrease in cash and cash equivalents	(183)	(241)
Cash and cash equivalents at beginning of period	597	409
Cash and cash equivalents at end of period	$414	$168
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2015. The results of operations for the three month period ended December 31, 2015 are not necessarily indicative of results for the Company’s 2016 fiscal year because of seasonal and other factors.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended December 31, 2015, September 30, 2015 and December 31, 2014, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three month periods ended December 31, 2015 and 2014 was not material. The VIE is named as a co-obligor under a third party debt agreement in the amount of $158 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $60 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	December 31, 2015	September 30, 2015	December 31, 2014

Current assets	$242	$281	$184
Noncurrent assets	127	128	136
Total assets	$369	$409	$320

Current liabilities	$197	$232	$155
Noncurrent liabilities	33	34	36
Total liabilities	$230	$266	$191

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fisca1 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $62 million, $62 million and $60 million at December 31, 2015, September 30, 2015 and December 31, 2014, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Retrospective Changes

Certain amounts for the three months ended December 31, 2014 have been revised to conform to the current year’s presentation.
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

Effective October 1, 2015, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Efficiency was comprised of three reportable segments for financial reporting purposes: North America Systems and Service, Asia and Other. As a result of this change, Building Efficiency is now comprised of four reportable segments for financial reporting purposes: Systems and Service North America, Products North America, Asia and Rest of World. Historical information has been revised to reflect the new Building Efficiency reportable segments. Refer to Note 7, “Goodwill and Other Intangible Assets,” and Note 17, “Segment Information,” of the notes to consolidated financial statements for further information.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated statements of financial position. During the quarter ended December 31, 2015, the Company early adopted ASU No. 2015-17 and applied the change retrospectively to all periods presented.

The impact of all adjustments made to the consolidated statements of financial position presented is summarized in the following table (in millions):

	December 31, 2015
	Previous Method	As Reported	Effect of Change
Consolidated Statement of Financial Position
Other current assets	$2,607	$1,993	$(614)
Other noncurrent assets	2,195	2,734	539
Other current liabilities	3,562	3,516	(46)
Other noncurrent liabilities	2,011	1,982	(29)

	September 30, 2015
	Previously Reported	Revised	Effect of Change
Consolidated Statement of Financial Position
Other current assets	$2,313	$1,689	$(624)
Other noncurrent assets	2,227	2,773	546
Other current liabilities	3,324	3,275	(49)
Other noncurrent liabilities	1,915	1,886	(29)

	December 31, 2014
	Previously Reported	Revised	Effect of Change
Consolidated Statement of Financial Position
Other current assets	$2,302	$1,783	$(519)
Other noncurrent assets	2,801	3,219	418
Other current liabilities	3,019	2,945	(74)
Other noncurrent liabilities	1,870	1,843	(27)

2.	New Accounting Standards

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

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

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 was effective for the Company for the quarter ended December 31, 2015. The adoption of this guidance did not have any impact on the Company's consolidated financial statements as there were no dispositions or disposals during the quarter ended December 31, 2015.

3.	Acquisitions

In the first quarter of fiscal 2016, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings. The Company acquired a 60 percent ownership interest in the new entity for approximately $133 million ($563 million purchase price less cash acquired of $430 million). The purchase price, net of cash acquired, was paid as of December 31, 2015. In connection with the acquisition, the Company recorded goodwill of $151 million related to purchase price allocations. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

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

In the first quarter of fiscal 2015, the Company adjusted the purchase price allocation of the fiscal 2014 acquisition of Air Distribution Technologies Inc. (ADT). The adjustment was made as a result of a true-up to the purchase price in the amount of $4 million, all of which was paid in the three months ended December 31, 2014. Also, in connection with this acquisition, the Company recorded additional goodwill of $5 million in the first quarter of fiscal 2015 related to the purchase price allocations.

4.	Discontinued Operations

In the second quarter of fiscal 2015, the Company completed the sale of its interests in two GWS joint ventures to Brookfield Asset Management, Inc. On March 31, 2015, the Company announced that it had reached a definitive agreement to sell the remainder of the GWS business to CBRE Group Inc., subject to regulatory and other approvals.The sale closed on September 1, 2015. The agreement includes a 10-year strategic relationship between the Company and CBRE. The Company will be the preferred provider of HVAC equipment, building automation systems and related services to the portfolio of real estate and

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

corporate facilities managed globally by CBRE and GWS. The Company also engages GWS for facility management services. The annual cash flows resulting from these activities with the legacy GWS business are not expected to be significant.

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the GWS segment were reflected as held for sale in the consolidated statements of financial position at December 31, 2014.

The following table summarizes the results of GWS, reclassified as discontinued operations for the three month period ended December 31, 2014 (in millions):

Three Months Ended December 31,
2014

Net sales	$1,042

Income from discontinued operations before income taxes	42
Provision for income taxes on discontinued operations	13
Income from discontinued operations attributable to noncontrolling interests, net of tax	3
Income from discontinued operations	$26

For the three months ended December 31, 2014, the effective tax rate was less than the U.S. federal statutory rate of 35% primarily due to foreign tax rate differentials. For the three months ended December 31, 2014, the income from discontinued operations before income taxes included transaction costs of $7 million.

Assets and Liabilities Held for Sale

In April 2015, the Company signed an agreement formally establishing the previously announced automotive interiors joint venture with Yanfeng Automotive Trim Systems. The formation of the joint venture closed on July 2, 2015. The assets and liabilities to be contributed to the joint venture met the criteria to be classified as held for sale beginning in the third quarter of fiscal 2014.

At March 31, 2015, the Company determined certain product lines of the Automotive Experience Interiors segment that would not be contributed to the aforementioned automotive interiors joint venture also met the criteria to be classified as held for sale. At September 30, 2015, $55 million of assets and $42 million of liabilities related to certain product lines of the Automotive Experience Interiors segment which were not contributed to the automotive interiors joint venture were classified as held for sale. At December 31, 2015, these product lines no longer met the criteria to be classified as held for sale.

The Interiors businesses classified as held for sale did not meet the criteria to be classified as a discontinued operation primarily due to the Company's continuing involvement in these operations following the divestiture.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

The following table summarizes the carrying value of the Interiors and GWS assets and liabilities held for sale (in millions):

	December 31, 2014
	Interiors	Global Workplace Solutions	Total

Cash and cash equivalents	$—	$19	$19
Accounts receivable - net	509	756	1,265
Inventories	214	6	220
Other current assets	177	57	234
Property, plant and equipment - net	555	38	593
Goodwill	21	245	266
Other intangible assets - net	4	34	38
Investments in partially-owned affiliates	71	—	71
Other noncurrent assets	33	57	90
Assets held for sale	$1,584	$1,212	$2,796

Short-term debt	$—	$6	$6
Accounts payable	555	614	1,169
Accrued compensation and benefits	16	102	118
Other current liabilities	160	253	413
Liabilities held for sale	$731	$975	$1,706

5.	Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $410 million, $453 million and $498 million at December 31, 2015, September 30, 2015 and December 31, 2014, respectively. Billings in excess of costs and earnings related to these contracts were $337 million, $340 million and $339 million at December 31, 2015, September 30, 2015 and December 31, 2014, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

	December 31, 2015	September 30, 2015	December 31, 2014

Raw materials and supplies	$1,204	$1,084	$1,096
Work-in-process	414	369	382
Finished goods	1,151	924	961
Inventories	$2,769	$2,377	$2,439

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

7.	Goodwill and Other Intangible Assets

Effective October 1, 2015, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Historical information has been revised to reflect the new Building Efficiency reportable segments. Refer to Note 17, “Segment Information,” of the notes to consolidated financial statements for further information.

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the ninth month period ended September 30, 2015 and the three month period ended December 31, 2015 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	December 31,				September 30,
	2014				2015

Building Efficiency
Systems and Service North America	$983	$—	$(2)	$(3)	$978
Products North America	1,689	29	(14)	(3)	1,701
Asia	404	—	—	(15)	389
Rest of World	332	—	—	(22)	310
Automotive Experience
Seating	2,482	—	(4)	(114)	2,364
Power Solutions	1,120	—	—	(38)	1,082
Total	$7,010	$29	$(20)	$(195)	$6,824

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				December 31,
	2015				2015

Building Efficiency
Systems and Service North America	$978	$—	$—	$—	$978
Products North America	1,701	—	—	(2)	1,699
Asia	389	151	—	(8)	532
Rest of World	310	—	—	(7)	303
Automotive Experience
Seating	2,364	—	—	(32)	2,332
Power Solutions	1,082	—	—	(8)	1,074
Total	$6,824	$151	$—	$(57)	$6,918

At December 31, 2014, accumulated goodwill impairment charges included $430 million and $47 million related to the Automotive Experience Interiors and Building Efficiency Rest of World - Latin America reporting units, respectively.

At October 1, 2015, the Company assessed goodwill for impairment in the Building Efficiency business due to the change in reportable segments as described in Note 17, “Segment Information,” of the notes to consolidated financial statements. As a result, the Company performed impairment testing for goodwill under the new segments and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at October 1, 2015. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	December 31, 2015			September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$79	$(60)	$19	$80	$(59)	$21	$85	$(57)	$28
Customer relationships	1,004	(221)	783	975	(206)	769	1,000	(172)	828
Miscellaneous	371	(132)	239	307	(123)	184	312	(113)	199
Total amortized intangible assets	1,454	(413)	1,041	1,362	(388)	974	1,397	(342)	1,055
Unamortized intangible assets
Trademarks/trade names	542	—	542	542	—	542	545	—	545
Total intangible assets	$1,996	$(413)	$1,583	$1,904	$(388)	$1,516	$1,942	$(342)	$1,600

Amortization of other intangible assets for the three month periods ended December 31, 2015 and 2014 was $24 million. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2017, 2018, 2019, 2020 and 2021 will be approximately $98 million, $96 million, $81 million, $71 million and $64 million per year, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the three months ended December 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended December 31,
	2015	2014

Balance at beginning of period	$300	$319
Accruals for warranties issued during the period	95	67
Accruals from acquisition and divestitures	35	—
Accruals related to pre-existing warranties (including changes in estimates)	(2)	1
Settlements made (in cash or in kind) during the period	(78)	(69)
Currency translation	(1)	(3)
Balance at end of period	$349	$315

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

9.	Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2015, the Company committed to a significant restructuring plan (2015 Plan) and recorded $397 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $182 million related to the Automotive Experience Seating segment, $166 million related to Corporate, $27 million related to the Building Efficiency Rest of World segment, $11 million related to the Power Solutions segment, $7 million related to the Building Efficiency Asia segment, $2 million related to the Building Efficiency Systems and Service North America segment and $2 million related to the Building Efficiency Products North America segment. The restructuring actions are expected to be substantially complete in fiscal 2016.

The following table summarizes the changes in the Company’s 2015 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$191	$183	$23	$—	$397
Utilized—cash	—	—	—	—	—
Utilized—noncash	—	(183)	—	—	(183)
Balance at September 30, 2015	$191	$—	$23	$—	$214
Utilized—cash	(24)	—	(23)	—	(47)
Utilized—noncash	—	—	—	(3)	(3)
Balance at December 31, 2015	$167	$—	$—	$(3)	$164

In fiscal 2014, the Company committed to a significant restructuring plan (2014 Plan) and recorded $324 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related primarily to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. Of the restructuring and impairment costs recorded, $130 million related to the Automotive Experience Interiors segment, $119 million related to the Building Efficiency Rest of World segment, $29 million related to the Automotive Experience Seating segment, $16 million related to the Power Solutions segment, $12 million related to the Building Efficiency Systems and Service North America segment, $7 million related to the Building Efficiency Products North America segment, $7 million related to Corporate and $4 million related to the Building Efficiency Asia segment. The restructuring actions are expected to be substantially complete in fiscal 2016.

Additionally, the Company recorded $53 million of restructuring and impairment costs within discontinued operations related to the Automotive Experience Electronics business in fiscal 2014.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

The following table summarizes the changes in the Company’s 2014 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$191	$134	$47	$5	$—	$377
Utilized—cash	(8)	—	—	—	—	(8)
Utilized—noncash	—	(134)	(47)	—	(6)	(187)
Balance at September 30, 2014	$183	$—	$—	$5	$(6)	$182
Utilized—cash	(65)	—	—	(5)	—	(70)
Utilized—noncash	—	—	—	—	(13)	(13)
Balance at September 30, 2015	$118	$—	$—	$—	$(19)	$99
Utilized—cash	(12)	—	—	—	—	(12)
Utilized—noncash	—	—	—	—	(3)	(3)
Balance at December 31, 2015	$106	$—	$—	$—	$(22)	$84

In fiscal 2013, the Company committed to a significant restructuring plan (2013 Plan) and recorded $903 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. Of the restructuring and impairment costs recorded, $560 million related to the Automotive Experience Interiors segment, $152 million related to the Automotive Experience Seating segment, $70 million related to the Building Efficiency Rest of World segment, $36 million related to the Power Solutions segment, $35 million related to the Building Efficiency Systems and Service North America segment, $28 million related to the Building Efficiency Products North America segment, $17 million related to Corporate and $5 million related to the Building Efficiency Asia segment. The restructuring actions are expected to be substantially complete in fiscal 2016.

Additionally, the Company recorded $82 million of restructuring costs within discontinued operations, of which $54 million related to the GWS business and $28 million related to the Automotive Experience Electronics business in fiscal 2013.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

The following table summarizes the changes in the Company’s 2013 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$392	$156	$430	$7	$—	$985
Utilized—cash	(26)	—	—	—	—	(26)
Utilized—noncash	—	(156)	(430)	(4)	4	(586)
Transfer to liabilities held for sale	(31)	—	—	—	—	(31)
Balance at September 30, 2013	$335	$—	$—	$3	$4	$342
Utilized—cash	(144)	—	—	(3)	—	(147)
Utilized—noncash	—	—	—	—	(11)	(11)
Transfer from liabilities held for sale	31	—	—	—	—	31
Transfer to liabilities held for sale	(24)	—	—	—	—	(24)
Balance at September 30, 2014	$198	$—	$—	$—	$(7)	$191
Utilized—cash	(113)	—	—	—	—	(113)
Utilized—noncash	—	—	—	—	(10)	(10)
Balance at September 30, 2015	$85	$—	$—	$—	$(17)	$68
Utilized—cash	(12)	—	—	—	—	(12)
Utilized—noncash	—	—	—	—	(1)	(1)
Balance at December 31, 2015	$73	$—	$—	$—	$(18)	$55

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

The Company's fiscal 2015, 2014 and 2013 restructuring plans included workforce reductions of approximately 13,900 employees (8,200 for the Automotive Experience business, 4,700 for the Building Efficiency business, 900 for the Power Solutions business and 100 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2015, approximately 9,400 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included nineteen plant closures (fifteen for Automotive Experience and four for Building Efficiency). As of December 31, 2015, nine of the nineteen plants have been closed.

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

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

year and each interim period thereafter. For the three months ended December 31, 2015, the Company's effective tax rate for continuing operations was 21%. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials, partially offset by the tax impacts of separation costs related to the proposed spin-off of the Automotive Experience business. For the three months ended December 31, 2014, the Company's effective tax rate for continuing operations was 19%. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials.

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

Uncertain Tax Positions

At September 30, 2015, the Company had gross tax effected unrecognized tax benefits of $1,235 million, of which $1,180 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2015 was approximately $41 million (net of tax benefit). The interest and penalties accrued during the three months ended December 31, 2015 and 2014 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

In the U.S., it is expected that fiscal years 2013 through 2014 will be examined by the Internal Revenue Service during 2016. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2010 - 2012
Brazil	2004 - 2008, 2011 - 2012
Canada	2008 - 2013
France	2002 - 2013
Germany	2007 - 2012
Italy	2006, 2011
Korea	2008 - 2012
Mexico	2010 - 2011
Spain	2013
United Kingdom	2011 - 2013

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $50 million benefit to tax expense.

Impacts of Tax Legislation

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2015. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in December 2015 retroactive to the beginning of the Company’s 2016 fiscal year. The retroactive extension was signed into legislation and was made permanent through the Company's 2020 fiscal year.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

During the first quarter of fiscal 2016, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	Pension Benefits
	U.S. Plans Three Months Ended December 31,		Non-U.S. Plans Three Months Ended December 31,
	2015	2014	2015	2014

Service cost	$4	$8	$5	$7
Interest cost	25	30	10	12
Expected return on plan assets	(47)	(45)	(13)	(13)
Net periodic benefit cost (credit)	$(18)	$(7)	$2	$6

	Postretirement Benefits
	Three Months Ended December 31,
	2015	2014

Service cost	$1	$1
Interest cost	1	2
Expected return on plan assets	(3)	(3)
Net periodic benefit credit	$(1)	$—

12.	Debt and Financing Arrangements

In November 2015 and December 2015, a $35 million and a $100 million committed revolving credit facility, respectively, expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2016 and a new $100 million committed revolving credit facility scheduled to expire in December 2016. As of December 31, 2015, there were no draws on either facility.

In December 2015, the Company entered into a nine-month, $125 million, floating rate term loan scheduled to mature in September 2016. Proceeds from the term loan were used for general corporate purposes.

In December 2015, the Company entered into a nine-month, $200 million, floating rate term loan scheduled to mature in September 2016. Proceeds from the term loan were used for general corporate purposes.

In December 2014, the Company entered into a nine-month, $500 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ending September 30, 2015.

In December 2014, the Company entered into a nine-month, $100 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ending September 30, 2015.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three month periods ended December 31, 2015 and 2014 contained the following components (in millions):

	Three Months Ended December 31,
	2015	2014

Interest expense, net of capitalized interest costs	$73	$71
Banking fees and bond cost amortization	8	6
Interest income	(2)	(3)
Net foreign exchange results for financing activities	(11)	(3)
Net financing charges	$68	$71

13.	Earnings Per Share

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2015	2014
Income Available to Common Shareholders
Income from continuing operations	$450	$481
Income from discontinued operations	—	26
Basic and diluted income available to common shareholders	$450	$507

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	647.7	661.4
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	5.1	6.6
Diluted weighted average shares outstanding	652.8	668.0

Antidilutive Securities
Options to purchase common shares	0.2	0.2

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

During the three months ended December 31, 2015 and 2014, the Company declared a dividend of $0.29 and $0.26, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

14.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2014
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$10,376	$163	$10,539	$11,311	$251	$11,562
Total comprehensive income:
Net income	450	20	470	507	20	527
Foreign currency translation adjustments	(160)	(9)	(169)	(351)	—	(351)
Realized and unrealized losses on derivatives	(1)	—	(1)	(10)	—	(10)
Pension and postretirement plans	—	—	—	(3)	—	(3)
Other comprehensive loss	(161)	(9)	(170)	(364)	—	(364)
Comprehensive income	289	11	300	143	20	163

Other changes in equity:
Cash dividends—common stock	(188)	—	(188)	(172)	—	(172)
Dividends attributable to noncontrolling interests	—	(7)	(7)	—	(8)	(8)
Repurchases of common stock	—	—	—	(600)	—	(600)
Change in noncontrolling interest share	—	764	764	—	—	—
Other, including options exercised	29	—	29	141	—	141
Ending balance, December 31	$10,506	$931	$11,437	$10,823	$263	$11,086

As previously disclosed, on October 1, 2015, the Company formed a joint venture with Hitachi. In connection with the acquisition, the Company recorded equity attributable to noncontrolling interests of $764 million.

In November 2013, the Company's Board of Directors authorized a $3 billion increase in the Company's share repurchase program, which brought the total authorized amount under the repurchase program to $3.65 billion. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three month period ended December 31, 2014, the Company repurchased approximately $600 million of its common shares.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended December 31,
	2015	2014

Beginning balance, September 30	$212	$194
Net income	20	19
Foreign currency translation adjustments	(8)	—
Realized and unrealized losses on derivatives	(2)	—
Dividends	(6)	(4)
Ending balance, December 31	$216	$209

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended December 31,
	2015	2014

Foreign currency translation adjustments
Balance at beginning of period	$(1,047)	$(248)
Aggregate adjustment for the period (net of tax effect of $(4) and $2)	(160)	(351)
Balance at end of period	(1,207)	(599)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(7)	4
Current period changes in fair value (net of tax effect of $0 and $(5))	2	(9)
Reclassification to income (net of tax effect of $(1) and $0) *	(3)	(1)
Balance at end of period	(8)	(6)

Pension and postretirement plans
Balance at beginning of period	(3)	7
Reclassification to income (net of tax effect of $0 and $(1)) **	—	(3)
Balance at end of period	(3)	4

Accumulated other comprehensive loss, end of period	$(1,218)	$(601)

* Refer to Note 15, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three months ended December 31, 2014, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in income from discontinued operations, net of tax on the consolidated statements of income.

15.	Derivative Instruments and Hedging Activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

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

The Company has entered into cross-currency interest rate swaps and foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps and debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At December 31, 2015, the Company had three cross-currency interest rate swaps outstanding totaling 15 billion yen and 37 billion yen of foreign denominated debt outstanding designated as net investment hedges in the Company’s net investment in Japan. At September 30, 2015 and December 31, 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. The Company did not have any foreign denominated debt outstanding designated as a net investment hedge at September 30, 2015 or December 31, 2014.

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

		Volume Outstanding as of
Commodity	Units	December 31, 2015	September 30, 2015	December 31, 2014

Copper	Pounds	11,805,000	14,648,000	11,070,000
Lead	Metric Tons	6,720	6,785	10,125
Aluminum	Metric Tons	4,390	5,700	890
Tin	Metric Tons	1,456	2,080	1,485

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2015, September 30, 2015 and December 31, 2014, the Company had hedged approximately 3.8 million, 4.0 million and 4.1 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the fourth quarter of fiscal 2013, the Company entered into one fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.7% notes that matured in March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

hedge the coupon of its 7.125% notes maturing July 2017. There were twelve interest rate swaps outstanding as of December 31, 2015 and September 30, 2015. There were thirteen interest rate swaps outstanding as of December 31, 2014.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31,	September 30,	December 31,	December 31,	September 30,	December 31,
	2015	2015	2014	2015	2015	2014
Other current assets
Foreign currency exchange derivatives	$26	$31	$38	$21	$27	$28
Commodity derivatives	1	—	—	—	—	—
Interest rate swaps	—	1	—	—	—	—
Cross-currency interest rate swaps	1	5	25	—	—	—
Other noncurrent assets
Interest rate swaps	1	5	2	—	—	—
Equity swap	—	—	—	149	164	196
Total assets	$29	$42	$65	$170	$191	$224

Other current liabilities
Foreign currency exchange derivatives	$34	$37	$49	$8	$26	$24
Commodity derivatives	7	7	7	—	—	—
Cross-currency interest rate swaps	1	1	—	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	1,202	801	125	—	—	—
Long-term debt
Foreign currency denominated debt	307	—	—	—	—	—
Fixed rate debt swapped to floating	448	855	1,651	—	—	—
Other noncurrent liabilities
Interest rate swaps	—	—	1	—	—	—
Total liabilities	$1,999	$1,701	$1,833	$8	$26	$24

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of December 31, 2015, September 30, 2015 and December 31, 2014, no cash collateral was received or pledged under the master netting agreements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets			Fair Value of Liabilities
	December 31,	September 30,	December 31,	December 31,	September 30,	December 31,
	2015	2015	2014	2015	2015	2014
Gross amount recognized	$199	$233	$289	$2,007	$1,727	$1,857
Gross amount eligible for offsetting	(9)	(8)	(21)	(9)	(8)	(21)
Net amount	$190	$225	$268	$1,998	$1,719	$1,836

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three months ended December 31, 2015 and 2014 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2015	2014
Foreign currency exchange derivatives	Cost of sales	$—	$1
Commodity derivatives	Cost of sales	(4)	—
Total		$(4)	$1

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	December 31, 2015	September 30, 2015	December 31, 2014
Foreign currency exchange derivatives	$(7)	$(5)	$(7)
Commodity derivatives	(6)	(7)	(5)
Forward treasury locks	5	5	6
Total	$(8)	$(7)	$(6)

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2015	2014
Interest rate swaps	Net financing charges	$(5)	$2
Fixed rate debt swapped to floating	Net financing charges	5	(2)
Total		$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2015	2014
Foreign currency exchange derivatives	Cost of sales	$(1)	$(2)
Foreign currency exchange derivatives	Net financing charges	—	(2)
Equity swap	Selling, general and administrative	(6)	19
Total		$(7)	$15

There were no gains or losses recognized in cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges at December 31, 2015. The amount of gains recognized as CTA within AOCI on the effective portion of outstanding net investment hedges were $2 million and $15 million at September 30, 2015 and December 31, 2014, respectively. For the three months ended December 31, 2015 and 2014, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2015, September 30, 2015 and December 31, 2014 (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$47	$—	$47	$—
Commodity derivatives	1	—	1	—
Cross-currency interest rate swaps	1	—	1	—
Other noncurrent assets
Interest rate swaps	1	—	1	—
Investments in marketable common stock	4	4	—	—
Equity swap	149	149	—	—
Total assets	$203	$153	$50	$—
Other current liabilities
Foreign currency exchange derivatives	$42	$—	$42	$—
Commodity derivatives	7	—	7	—
Cross-currency interest rate swaps	1	—	1	—
Current portion of long-term debt
Fixed rate debt swapped to floating	1,202	—	1,202	—
Long-term debt
Foreign currency denominated debt	307	307	—	—
Fixed rate debt swapped to floating	448	—	448	—
Total liabilities	$2,007	$307	$1,700	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$58	$—	$58	$—
Interest rate swaps	1	—	1	—
Cross-currency interest rate swaps	5	—	5	—
Other noncurrent assets
Interest rate swaps	5	—	5	—
Investments in marketable common stock	4	4	—	—
Equity swap	164	164	—	—
Total assets	$237	$168	$69	$—
Other current liabilities
Foreign currency exchange derivatives	$63	$—	$63	$—
Commodity derivatives	7	—	7	—
Cross-currency interest rate swaps	1	—	1	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	—	801	—
Long-term debt
Fixed rate debt swapped to floating	855	—	855	—
Total liabilities	$1,727	$—	$1,727	$—

	Fair Value Measurements Using:
	Total as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$66	$—	$66	$—
Cross-currency interest rate swaps	25	—	25	—
Other noncurrent assets
Interest rate swaps	2	—	2	—
Investments in marketable common stock	4	4	—	—
Equity swap	196	196	—	—
Total assets	$293	$200	$93	$—
Other current liabilities
Foreign currency exchange derivatives	$73	$—	$73	$—
Commodity derivatives	7	—	7	—
Current portion of long-term debt
Fixed rate debt swapped to floating	125	—	125	—
Long-term debt
Fixed rate debt swapped to floating	1,651	—	1,651	—
Other noncurrent liabilities
Interest rate swaps	1	—	1	—
Total liabilities	$1,857	$—	$1,857	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at December 31, 2015, September 30, 2015 and December 31, 2014. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at December 31, 2015, September 30, 2015 and December 31, 2014.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the fourth quarter of fiscal 2013, the Company entered into one fixed to floating interest rate swap totaling approximately $125 million to hedge the coupon of its 7.7% notes that matured in March 2015 and four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes maturing January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. There were twelve interest rate swaps outstanding as of December 31, 2015 and September 30, 2015. There were thirteen interest rate swaps outstanding as of December 31, 2014.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the CTA component of AOCI where they offset gains and losses recorded on the Company’s net investment in Japan. At December 31, 2015, the Company had three cross-currency interest rate swaps outstanding totaling 15 billion yen. At September 30, 2015 and December 31, 2014, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

Foreign currency denominated debt – The Company has entered into a foreign currency denominated debt obligation to selectively hedge portions of its net investment in Japan. The currency effect of the debt obligation is reflected in the CTA component of AOCI where it offsets gains and losses recorded on the Company’s net investment in Japan. The foreign denominated debt obligation is valued under a market approach using publicized spot prices. At December 31, 2015, the Company had 37 billion yen of foreign denominated debt outstanding designated as net investment hedges in its net investment in Japan. The Company did not have any foreign denominated debt outstanding designated as a net investment hedge at September 30, 2015 or December 31, 2014.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There were no unrealized gains or losses recorded in AOCI on these investments as of December 31, 2015, September 30, 2015 and December 31, 2014.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
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

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.5 billion, $6.7 billion and $6.9 billion at December 31, 2015, September 30, 2015 and December 31, 2014, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

17.	Segment Information

Effective October 1, 2015, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Efficiency was comprised of three reportable segments for financial reporting purposes: North America Systems and Service, Asia and Other. As a result of this change, Building Efficiency is now comprised of four reportable segments for financial reporting purposes: Systems and Service North America, Products North America, Asia and Rest of World. Historical information has been revised to reflect the new Building Efficiency reportable segments.

A summary of the significant Building Efficiency reportable segment changes is as follows:

•
The North America Unitary Products business, Air Distribution Technologies business and refrigeration systems business, as well as heating, ventilating and air conditioning (HVAC) products installed for Navy and Marine customers, previously included in the “Other” segment, are now part of a new reportable segment named “Products North America.”

•	The building controls parts business in North America, previously included in the “North America Systems and Service” segment, is now part of the “Products North America” segment.

•	The remainder of the “Other” segment has been renamed “Rest of World.”

•	Certain reportable segment allocation methodologies have been refined for centralized costs such as engineering and headquarters.

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

•
Systems and Service North America provides products and services to non-residential building and industrial applications in the North American marketplace. The products and services include HVAC and controls systems, energy efficiency solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and control systems.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

•
Products North America designs and produces heating and air conditioning solutions for residential and light commercial applications, and also markets products and refrigeration systems to the replacement and new construction markets in the North American marketplace. Products North America also includes HVAC products installed for Navy and Marine customers globally.

•
Asia provides HVAC, controls and refrigeration systems and technical services to the Asian marketplace. Asia also includes the Johnson Controls-Hitachi Air Conditioning joint venture, which was formed October 1, 2015.

•	Rest of World provides HVAC, controls and refrigeration systems and technical services to markets in Europe, the Middle East and Latin America.

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

Management evaluates the performance of the segments based primarily on segment income, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans. General corporate and other overhead expenses are allocated to segments in determining segment income. As mentioned above, the previously reported GWS segment met the criteria to be classified as a discontinued operation, and general corporate overhead was not allocated to discontinued operations. The Company reported discontinued operations through retrospective application to all periods presented, resulting in general corporate allocation changes between the segments in the prior periods.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended December 31,
	2015	2014
Building Efficiency
Systems and Service North America	$984	$957
Products North America	557	558
Asia	992	501
Rest of World	423	481
	2,956	2,497
Automotive Experience
Seating	4,086	4,135
Interiors	147	1,148
	4,233	5,283
Power Solutions	1,740	1,844
Total net sales	$8,929	$9,624

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

	Segment Income (Loss)
	Three Months Ended December 31,
	2015	2014
Building Efficiency
Systems and Service North America	$93	$64
Products North America	17	44
Asia	62	49
Rest of World	(5)	—
	167	157
Automotive Experience
Seating	166	201
Interiors	12	33
	178	234
Power Solutions	342	315
Total segment income	$687	$706

Net financing charges	(68)	(71)

Income from continuing operations before income taxes	$619	$635

18.	Commitments and Contingencies

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million, $23 million and $23 million at December 31, 2015, September 30, 2015 and December 31, 2014, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At December 31, 2015, September 30, 2015 and December 31, 2014, the Company recorded conditional asset retirement obligations of $58 million, $59 million and $53 million, respectively.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
(unaudited)

19.	Subsequent Events

On January 25, 2016, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") with Tyco International plc ("Tyco"), a wholly owned indirect subsidiary of Tyco ("Merger Sub") and the other party thereto under which the Company will combine with Tyco, a global fire and security provider. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both parties, each outstanding share of the Company’s common stock, other than shares held by the Company, its subsidiaries, Tyco or Merger Sub, will be converted into the right to receive (subject to proration as described below), at the holder’s election, either: (i) one (1) (the "Exchange Ratio") ordinary share of the combined company (the "Share Consideration"); or (ii) an amount in cash equal to $34.88 (the "Cash Consideration"). Elections will be prorated so that the Company's shareholders will receive in the aggregate approximately $3.864 billion of cash in the merger. Holders that do not make an election will be treated as having elected to receive the Share Consideration. The Exchange Ratio takes into account the effects of a Tyco share consolidation contemplated by the Merger Agreement whereby, immediately prior to the merger, every issued and unissued ordinary share of Tyco will be consolidated into 0.955 of a share of Tyco. As a result of the merger, the Company's shareholders will own approximately 56 percent of the equity of the combined company, and Tyco shareholders will own approximately 44 percent of the equity of the combined company.
The transaction is expected to be completed by the end of fiscal year 2016, subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two thirds of the shares of the Company’s common stock entitled to vote on such matter, (ii) the approval by the Tyco shareholders at a special meeting of the Tyco shareholders (the "Tyco Special Meeting") of (A) the issuance of Tyco shares in connection with the merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to "Johnson Controls plc," by at least 75% of the votes cast on these matters at the Tyco Special Meeting, (iii) the expiration or termination of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the merger on the terms set forth in the Merger Agreement.
Under the terms of the Merger Agreement, the combined company will be renamed "Johnson Controls plc," and the shares of the combined company will be listed on the New York Stock Exchange and trade under the symbol "JCI." The Merger Agreement also provides for the combined company to maintain Tyco’s Irish legal domicile and global headquarters in Cork, Ireland and for its primary operational headquarters in North America to be in Milwaukee, Wisconsin.
At the effective time of the merger, the board of directors of the combined company will consist of eleven directors, six of whom will be directors of the Company’s board of directors prior to the closing and five of whom will be directors of the Tyco board of directors prior to the closing, comprised of the Company’s and Tyco’s current Chief Executive Officers and nine other directors to be mutually agreed between the Company and Tyco. One of the six directors from the Company’s board of directors prior to the closing shall be elected independent lead director. As of the effective time of the merger, Alex A. Molinaroli, the Company’s current Chairman, President, and Chief Executive Officer, will be appointed as Chairman and Chief Executive Officer of the combined company, and George R. Oliver, Tyco’s current Chief Executive Officer, will serve as President and Chief Operating Officer of the combined company. Mr. Oliver will succeed Mr. Molinaroli as Chief Executive Officer on the 18-month anniversary of the effective time (or such earlier time that Mr. Molinaroli ceases to be Chief Executive Officer). At that time, Mr. Molinaroli will become the Executive Chair, with the executive functions set forth in his employment agreement, and will serve in such role for 12 months. Following such 12-month period (or such earlier time that Mr. Molinaroli ceases to be Chairman) (the "Second Succession Date"), Mr. Oliver will become Chairman and Chief Executive Officer of the combined company. From the effective time until the date that is 3 months after the Second Succession Date, the appointment, removal or replacement of the Chief Executive Officer, Chairman, Executive Chairman, President or Chief Operating Officer of the combined company other than as described in this paragraph would require the affirmative vote of at least 75% of the non-executive directors of the combined company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Johnson Controls, Inc.

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, of comprehensive income (loss), and of cash flows for the three-month periods ended December 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position as of September 30, 2015 and the related consolidated statements of income, of shareholders’ equity attributable to Johnson Controls, Inc., of comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated November 18, 2015 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of financial position as of September 30, 2015, is fairly stated in all material respects in relation to the consolidated statements of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 1, 2016

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

The Company has made statements in this document that are forward-looking and, therefore, are subject to risks and uncertainties. All statements in this document other than statements of historical fact are statements that are, or could be, deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company's or the combined company's future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" or terms of similar meaning are also generally intended to identify forward-looking statements. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause the Company's or the combined company's actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the Company's and/or Tyco International plc's ("Tyco") ability to obtain necessary shareholder approvals or to satisfy any of the other conditions to the transaction on a timely basis or at all, any delay or inability of the combined company to realize the expected benefits and synergies of the transaction, changes in tax laws, regulations, rates, policies or interpretations, the loss of key senior management, anticipated tax treatment of the combined company, the value of the Tyco shares to be issued in the transaction, significant transaction costs and/or unknown liabilities, potential litigation relating to the proposed transaction, the risk that disruptions from the proposed transaction will harm the Company’s business, competitive responses to the proposed transaction, general economic and business conditions that affect the combined company following the transaction, the planned separation of the Automotive Experience business on business operations, assets or results, required regulatory approvals that are material conditions for proposed transactions to close, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial contracts. Additional risks and factors are discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of the Company's most recent Annual Report on Form 10-K for the year ended September 30, 2015 filed with the United States Securities and Exchange Commission (SEC) on November 18, 2015 and available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are only made as of the date of this document, and the Company assumes no obligation, and disclaims any obligation, to update forward-looking statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2015 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2015. References in the following discussion and analysis to "Three Months" refer to the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Effective October 1, 2015, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Efficiency was comprised of three reportable segments for financial reporting purposes: North America Systems and Service, Asia and Other. As a result of this change, Building Efficiency is now comprised of four reportable segments for financial reporting purposes: Systems and Service North America, Products North America, Asia and Rest of World. Historical information has been revised to reflect the new Building Efficiency reportable segments. Refer to Note 7, “Goodwill and Other Intangible Assets,” and Note 17, “Segment Information,” of the notes to consolidated financial statements for further information.

During the quarter ended December 31, 2015, the Company early adopted Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated statements of financial position. The change has been reported through retrospective application of ASU No. 2015-17 to all periods presented. Refer to Note 1, "Financial Statements," of the notes to consolidated financial statements for further information regarding the impact of the adoption of this guidance on the Company's consolidated statements of financial position.

Outlook

On January 28, 2016, the Company announced that it expects fiscal 2016 second quarter earnings from continuing operations, excluding any transaction, integration and separation costs, and other non-recurring items, to be $0.80 - $0.83 per diluted share. The Company also reaffirmed its full year guidance of $3.70 - $3.90 per diluted share, excluding transaction, integration and separation costs, and other non-recurring items. Estimated separation costs for the proposed spin-off of the Automotive Experience business are $400 million to $600 million in fiscal 2016.

On July 24, 2015, the Company announced its intent to pursue a separation of the Automotive Experience business through a spin-off to shareholders in October 2016. The new publicly traded company will be named Adient. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. Completion of the proposed spin-off will be contingent upon customary closing conditions, including final approval from our Board of Directors.

Merger Transaction

On January 25, 2016, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") with Tyco, a wholly owned indirect subsidiary of Tyco ("Merger Sub") and the other party thereto under which the Company will combine with Tyco, a global fire and security provider. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both parties, each outstanding share of the Company’s common stock, other than shares held by the Company, its subsidiaries, Tyco or Merger Sub, will be converted into the right to receive (subject to proration as described below), at the holder’s election, either: (i) one (1) (the "Exchange Ratio") ordinary share of the combined company (the "Share Consideration"); or (ii) an amount in cash equal to $34.88 (the "Cash Consideration"). Elections will be prorated so that JCI shareholders will receive in the aggregate approximately $3.864 billion of cash in the merger. Holders that do not make an election will be treated as having elected to receive the Share Consideration. The Exchange Ratio takes into account the effects of a Tyco share consolidation contemplated by the Merger Agreement whereby, immediately prior to the merger, every issued and unissued ordinary share of Tyco will be consolidated into 0.955 of a share of Tyco. As a result of the merger, the Company's shareholders will own approximately 56 percent of the equity of the combined company, and Tyco shareholders will own approximately 44 percent of the equity of the combined company.
The transaction is expected to be completed by the end of fiscal year 2016, subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two thirds of the shares of the Company’s common stock entitled to vote on such matter, (ii) the approval by the Tyco shareholders at a special meeting of the Tyco shareholders (the "Tyco Special Meeting") of (A) the issuance of Tyco shares in connection with the merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to "Johnson Controls plc," by at least 75% of the votes cast on these matters at the Tyco Special Meeting, (iii) the expiration or termination of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the merger on the terms set forth in the Merger Agreement.
Under the terms of the Merger Agreement, the combined company will be renamed "Johnson Controls plc," and the shares of the combined company will be listed on the New York Stock Exchange and trade under the symbol "JCI." The Merger Agreement also provides for the combined company to maintain Tyco’s Irish legal domicile and global headquarters in Cork, Ireland and for its primary operational headquarters in North America to be in Milwaukee, Wisconsin.
At the effective time of the merger, the board of directors of the combined company will consist of eleven directors, six of whom will be directors of the Company’s board of directors prior to the closing and five of whom will be directors of the Tyco board of directors prior to the closing, comprised of the Company’s and Tyco’s current Chief Executive Officers and nine other directors to be mutually agreed between the Company and Tyco. One of the six directors from the Company’s board of directors prior to the closing shall be elected independent lead director. As of the effective time of the merger, Alex A. Molinaroli, the Company’s current Chairman, President, and Chief Executive Officer, will be appointed as Chairman and Chief Executive Officer of the combined company, and George R. Oliver, Tyco’s current Chief Executive Officer, will serve as President and Chief Operating Officer of the combined company. Mr. Oliver will succeed Mr. Molinaroli as Chief Executive Officer on the 18-month anniversary of the effective time (or such earlier time that Mr. Molinaroli ceases to be Chief Executive Officer). At that time, Mr. Molinaroli will become the Executive Chair, with the executive functions set forth in his employment agreement, and will serve in such role for 12 months. Following such 12-month period (or such earlier time that Mr. Molinaroli ceases to be Chairman) (the "Second Succession Date"), Mr. Oliver will become Chairman and Chief Executive Officer of the combined company. From the effective time until the date that is three months after the Second Succession Date, the appointment, removal or replacement of the Chief Executive Officer, Chairman, Executive Chairman, President or Chief Operating Officer of the combined company other than as described in this paragraph would require the affirmative vote of at least 75% of the non-executive directors of the combined company.
Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at December 31, 2015 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, pension contributions, debt maturities and any potential acquisitions during the remainder of fiscal 2016 will be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of December 31, 2015. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2015, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined in the Company’s debt financial covenants was $11.7 billion and there was a maximum of $240 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2016, the Company believes the long-term rate of return will approximate 7.50%, 4.50% and 5.50% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first three months of fiscal 2016, the Company made approximately $19 million in total pension contributions. In total, the Company expects to contribute approximately $113 million in cash to its defined benefit pension plans in fiscal 2016. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2016.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2015 and recorded $397 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2015 restructuring plan will reduce annual operating costs from continuing operations by approximately $250 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. The Company expects that a portion of these savings, net of execution costs, will be achieved in fiscal 2016 and the full annual benefit of these actions is expected in fiscal 2017. For fiscal 2016, the savings from continuing operations, net of execution costs, are expected to approximate 50% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2016. The restructuring plan reserve balance of $164 million at December 31, 2015 is expected to be paid in cash.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to significant restructuring plans in fiscal 2014 and 2013 and recorded $324 million and $903 million, respectively, of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The Company currently estimates that upon completion of the restructuring actions, the fiscal 2014 and 2013 restructuring plans will reduce annual operating costs from continuing operations by approximately $175 million and $350 million, respectively, which is primarily the result of lower cost of sales due to reduced employee-related costs and lower depreciation and amortization expense. The Company expects that the full annual benefit of these actions, net of execution costs, will be achieved in fiscal 2016. The restructuring actions are expected to be substantially complete in fiscal 2016. The respective year’s restructuring plan reserve balances of $84 million and $55 million, respectively, at December 31, 2015 are expected to be paid in cash.

Net Sales

	Three Months Ended December 31,
(in millions)	2015	2014	Change

Net sales	$8,929	$9,624	-7%

The decrease in consolidated net sales for the three months ended December 31, 2015 was due to lower sales in the Automotive Experience business ($780 million) and the unfavorable impact of foreign currency translation ($486 million), partially offset by higher sales in the Building Efficiency business ($557 million) and Power Solutions business ($14 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales decreased 2% as compared to the prior year. The deconsolidation of the majority of the Automotive Experience Interiors business on July 2, 2015 was partially offset by the favorable impacts of incremental sales related to the Hitachi joint venture formed on October 1, 2015 in the Building Efficiency business, higher Automotive Experience volumes and higher battery shipments in the Power Solutions business. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2015	2014	Change

Cost of sales	$7,296	$8,015	-9%
Gross profit	1,633	1,609	1%
% of sales	18.3%	16.7%

Cost of sales decreased as compared to the three month period ended December 31, 2014, and gross profit as a percentage of sales increased by 160 basis points. Gross profit in the Building Efficiency business included the incremental gross profit related to the Hitachi joint venture; however, at lower margins than the historical business. Gross profit in the Power Solutions business was favorably impacted by higher volumes and lower lead acquisition costs. Gross profit in the Automotive Experience business was favorably impacted by higher volumes and lower purchasing costs, partially offset by net unfavorable pricing and commercial settlements. Foreign currency translation had a favorable impact on cost of sales of approximately $400 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2015	2014	Change

Selling, general and administrative expenses	$1,082	$1,005	8%
% of sales	12.1%	10.4%
Selling, general and administrative expenses (SG&A) increased 8% as compared to the three month period ended December 31, 2014, and SG&A as a percentage of sales increased 170 basis points. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the Hitachi joint venture. The Power Solutions business SG&A decreased primarily due to lower employee related expenses and cost reduction initiatives. The Automotive Experience business SG&A decreased primarily due to the deconsolidation of the majority of the Automotive Experience Interiors business in the prior year, partially offset by Automotive Experience separation costs of $87 million. Foreign currency translation had a favorable impact on SG&A of $47 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2015	2014	Change

Net financing charges	$68	$71	-4%

Net financing charges were lower for the three month periods ended December 31, 2015 primarily due to favorable foreign exchange results related to financing activities, partially offset by higher interest expense due to slightly higher interest rates.

Equity Income

	Three Months Ended December 31,
(in millions)	2015	2014	Change

Equity income	$136	$102	33%

The increase in equity income for the three months ended December 31, 2015 was primarily due to current year income related to partially owned affiliates of the Hitachi joint venture in the Building Efficiency business and current year income related to the Automotive Experience Interiors joint venture transaction on July 2, 2015. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2015	2014	Change

Income tax provision	$129	$118	9%
Effective tax rate	21%	19%

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

For the three months ended December 31, 2015, the Company's effective tax rate for continuing operations was 21%. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials, partially offset by the tax impacts of separation costs related to the proposed spin-off of the Automotive Experience business. For the three months ended December 31, 2014, the Company's effective tax rate for continuing operations was 19%. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials.

In the first quarter of fiscal 2015, the Company settled tax audits in multiple jurisdictions. The benefit of those settlements was substantially offset by a net tax provision recorded in the quarter where it was more likely than not that the losses would not be realized.

Income From Discontinued Operations, Net of Tax

	Three Months Ended December 31,
(in millions)	2015	2014	Change

Income from discontinued operations, net of tax	$—	$29	*
* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2015	2014	Change

Income from continuing operations attributable to noncontrolling interests	$40	$36	11%
Income from discontinued operations attributable to noncontrolling interests	—	3	*
* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests for the three months ended December 31, 2015, was primarily due to current year income related to the Hitachi joint venture in the Building Efficiency business.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended December 31,
(in millions)	2015	2014	Change

Net income attributable to Johnson Controls, Inc.	$450	$507	-11%

The decrease in net income attributable to Johnson Controls, Inc. for the three months ended December 31, 2015 was primarily related to higher SG&A due to Automotive Experience separation costs, the unfavorable impact of foreign currency translation and lower income from discontinued operations, partially offset by higher gross profit and an increase in equity income. Diluted earnings per share attributable to Johnson Controls, Inc. for the three months ended December 31, 2015 was $0.69 compared to $0.76 for the three months ended December 31, 2014.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales Three Months Ended December 31,			Segment Income (Loss) Three Months Ended December 31,
(in millions)	2015	2014	Change	2015	2014	Change

Systems and Service North America	$984	$957	3%	$93	$64	45%
Products North America	557	558	0%	17	44	-61%
Asia	992	501	98%	62	49	27%
Rest of World	423	481	-12%	(5)	—	*
	$2,956	$2,497	18%	$167	$157	6%
* Measure not meaningful

Net Sales:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($48 million), partially offset by lower volumes related to a prior year business divestiture ($9 million) and the unfavorable impact of foreign currency translation ($12 million).

•	The decrease in Products North America was due to the unfavorable impact of foreign currency translation ($8 million), partially offset by higher volumes of residential products ($7 million).

•
The increase in Asia was due to incremental sales related to the Hitachi joint venture ($537 million) and higher service volumes ($9 million), partially offset by the unfavorable impact of foreign currency translation ($30 million), and lower volumes of equipment and control systems ($25 million).

•
The decrease in Rest of World was due to the unfavorable impact of foreign currency translation ($48 million), and lower volumes in Latin America ($16 million) and Europe ($13 million), partially offset by higher volumes in the Middle East ($19 million).

Segment Income:

•
The increase in Systems and Service North America was due to lower selling, general and administrative expenses ($18 million), higher volumes ($10 million) and favorable margin rates ($4 million), partially offset by the unfavorable impact of foreign currency translation ($2 million) and lower income due to a prior year business divestiture ($1 million).

•
The decrease in Products North America was due to higher selling, general and administrative expenses due to product investments ($26 million), unfavorable margin rates ($3 million), current year transaction costs ($1 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes ($2 million), higher equity income ($1 million) and prior year transaction costs ($1 million).

•
The increase in Asia was due to incremental operating income related to the Hitachi joint venture ($21 million), prior year transaction and integration costs ($6 million), favorable margin rates ($4 million), and lower selling, general and administrative expenses ($1 million), partially offset by current year transaction and integration costs ($12 million), the unfavorable impact of foreign currency translation ($4 million) and lower volumes ($3 million).

•
The decrease in Rest of World was due to higher selling, general and administrative expenses ($6 million), lower volumes ($3 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher equity income ($5 million).

Automotive Experience

	Net Sales Three Months Ended December 31,			Segment Income Three Months Ended December 31,
(in millions)	2015	2014	Change	2015	2014	Change

Seating	$4,086	$4,135	-1%	$166	$201	-17%
Interiors	147	1,148	-87%	12	33	-64%
	$4,233	$5,283	-20%	$178	$234	-24%

Net Sales:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($258 million), and net unfavorable pricing and commercial settlements ($28 million), partially offset by higher volumes ($218 million) and incremental sales related to a prior year business acquisition ($19 million).

•
The decrease in Interiors was due to the deconsolidation of the majority of the Interiors business in the prior year ($989 million), the unfavorable impact of foreign currency translation ($12 million), and net unfavorable pricing and commercial settlements ($5 million), partially offset by higher volumes ($5 million).

Segment Income:

•
The decrease in Seating was due to current year separation costs related to the proposed Automotive Experience spin-off ($87 million), the unfavorable impact of foreign currency translation ($10 million), net unfavorable pricing and commercial settlements ($9 million), and unfavorable mix ($3 million), partially offset by higher volumes ($24 million), lower selling, general and administrative expenses ($20 million), lower engineering expenses ($10 million), lower purchasing costs ($8 million), lower operating costs ($8 million), higher equity income ($2 million) and incremental operating income related to a prior year business acquisition ($2 million).

•
The decrease in Interiors was due to the impact of the July 2, 2015 joint venture transaction and related prior year held for sale depreciation impact ($24 million), net unfavorable pricing and commercial settlements ($5 million), higher operating costs ($3 million), the unfavorable impact of foreign currency translation ($1 million) and current year integration costs ($1 million), partially offset by lower selling, general and administrative expenses ($6 million), prior year transaction costs ($6 million) and higher volumes ($1 million).

Power Solutions

	Three Months Ended December 31,
(in millions)	2015	2014	Change

Net sales	$1,740	$1,844	-6%
Segment income	342	315	9%

•
Net sales decreased due to the unfavorable impact of foreign currency translation ($118 million) and the impact of lower lead costs on pricing ($45 million), partially offset by higher sales volumes ($55 million), and favorable pricing and product mix ($4 million).

•
Segment income increased due to lower selling, general and administrative expenses ($20 million), favorable pricing and product mix ($19 million), and higher volumes ($17 million), partially offset by the unfavorable impact of foreign currency translation ($20 million) and higher operating costs ($9 million).

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At December 31, 2015, unearned backlog was $4.5 billion, a decrease compared to $4.6 billion at December 31, 2014. Adjusted for foreign currency, backlog was consistent as compared to the first quarter of last year.

Financial Condition

Working Capital

	December 31,	September 30,		December 31,
(in millions)	2015	2015	Change	2014	Change

Current assets	$10,921	$10,469		$11,862
Current liabilities	(11,301)	(10,446)		(11,313)
	(380)	23	*	549	*

Less: Cash	(414)	(597)		(168)
Add: Short-term debt	611	52		1,075
Add: Current portion of long-term debt	1,242	813		139
Less: Assets held for sale	—	(55)		(2,112)
Add: Liabilities held for sale	—	42		1,706
Working capital (as defined)	$1,059	$278	*	$1,189	-11%

Accounts receivable	$5,745	$5,751	0%	$5,360	7%
Inventories	2,769	2,377	16%	2,439	14%
Accounts payable	4,936	5,174	-5%	4,584	8%

* Measure not meaningful

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The increase in working capital at December 31, 2015 as compared to September 30, 2015 was primarily due the impact of the Hitachi joint venture, a decrease in accounts payable due to timing of supplier payments, and lower accrued compensation and benefits primarily due to timing of incentive compensation payments, partially offset by a decrease in accounts receivable due to the timing of customer receipts. Compared to December 31, 2014, the decrease in working capital was primarily due the impact of the Automotive Experience Interiors joint venture transaction and changes in foreign exchange rates, partially offset by the impact of the Hitachi joint venture.

•
The Company’s days sales in accounts receivable at December 31, 2015 were 60, higher than 56 at September 30, 2015 and 58 at December 31, 2014. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the three months ended December 31, 2015 were lower than the comparable period ended September 30, 2015 and higher than the comparable period ended December 31, 2014 primarily due to changes in inventory production levels.

•	Days in accounts payable at December 31, 2015 were 67 days, lower than 74 and 70 at the comparable periods ended September 30, 2015 and December 31, 2014, respectively.

Cash Flows

	Three Months Ended December 31,
(in millions)	2015	2014

Cash used by operating activities	$(13)	$(160)
Cash used by investing activities	(384)	(254)
Cash provided by financing activities	214	229
Capital expenditures	(282)	(262)

•
The decrease in cash used by operating activities for the three months ended December 31, 2015 was primarily due to favorable changes in accounts payable and accrued liabilities, and lower income tax payments, partially offset by changes in accounts receivable.

•	The increase in cash used by investing activities for the three months ended December 31, 2015 was primarily due to cash paid for the Hitachi investment in the current year.

•
The decrease in cash provided by financing activities for the three months ended December 31, 2015 was primarily due to higher short-term debt increases in the prior year and an increase in dividends paid to noncontrolling interests related to the Hitachi joint venture in the current year, partially offset by prior year stock repurchases.

•	The increase in capital expenditures for the three months ended December 31, 2015 primarily relates to capital investments in the Power Solutions business.

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

The Company has certain subsidiaries, mainly located in Brazil, China, France, Slovakia, Spain and the United Kingdom, which have generated operating and/or capital losses and, in certain circumstances, have limited loss carryforward periods. In accordance with ASC 740, "Income Taxes," the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.

Capitalization

	December 31,	September 30,		December 31,
(in millions)	2015	2015	Change	2014	Change

Short-term debt	$611	$52		$1,075
Current portion of long-term debt	1,242	813		139
Long-term debt	5,301	5,745		6,322
Total debt	7,154	6,610	8%	7,536	-5%

Shareholders’ equity attributable to Johnson Controls, Inc.	10,506	10,376	1%	10,823	-3%

Total capitalization	$17,660	$16,986	4%	$18,359	-4%

Total debt as a % of total capitalization	41%	39%		41%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At December 31, 2015 and 2014, the Company had committed bilateral euro denominated revolving credit facilities totaling 237 million euro. Additionally, at December 31, 2015 and 2014, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $135 million. As of December 31, 2015, facilities in the amount of 237 million euro are scheduled to expire in fiscal year 2016 and facilities in the amount of $135 million are scheduled to expire in fiscal year 2017. There were no draws on any of these revolving facilities as of December 31, 2015.

•
In December 2015, the Company entered into a nine-month, $125 million, floating rate term loan scheduled to mature in September 2016. Proceeds from the term loan were used for general corporate purposes.

•
In December 2015, the Company entered into a nine-month, $200 million, floating rate term loan scheduled to mature in September 2016. Proceeds from the term loan were used for general corporate purposes.

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

•
In February 2015, the Company entered into a seven-month, $150 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ending September 30, 2015.

•
In January 2015, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2016. The Company drew on the full credit facility during the quarter ended March 31, 2015. Proceeds from the revolving credit facility were used for general corporate purposes. The $90 million was repaid in September 2015.

•
In December 2014, the Company entered into a nine-month, $500 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ending September 30, 2015.

•
In December 2014, the Company entered into a nine-month, $100 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in the quarter ending September 30, 2015.

•
The Company also selectively makes use of short-term credit lines. The Company estimates that, as of December 31, 2015, it could borrow up to $1.9 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at December 31, 2015 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2016 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of December 31, 2015. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2015, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.7 billion and there was a maximum of $240 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated statements of financial position. During the quarter ended December 31, 2015, the Company early adopted ASU No. 2015-17 and applied the change retrospectively to all periods presented. Refer to Note 1, "Financial Statements," of the notes to consolidated financial statements for further information regarding the impact of the adoption of this guidance on the Company's consolidated statements of financial position.

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

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 was effective for the Company for the quarter ended December 31, 2015. The adoption of this guidance did not have any impact on the Company's consolidated financial statements as there were no dispositions or disposals during the quarter ended December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2015, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as ofDecember 31, 2015 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $24 million, $23 million and $23 million at December 31, 2015, September 30, 2015 and December 31, 2014, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions business. At December 31, 2015, September 30, 2015 and December 31, 2014, the Company recorded conditional asset retirement obligations of $58 million, $59 million and $53 million, respectively.

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

An investigation by the European Commission (EC) related to European lead recyclers’ procurement practices is currently underway, with the Company one of several named companies subject to review. On June 24, 2015, the EC initiated proceedings and adopted a statement of objections alleging infringements of competition rules in Europe against the Company and certain other companies. The Company will continue to cooperate with the EC in their proceedings and do not anticipate any material adverse effect on our business or financial condition. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations may continue for several years and can result in substantial fines depending on the gravity and duration of the violations.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, except for the additional risk factors presented below within the "General Risks."

Completion of the merger with Tyco is subject to a number of conditions, and if these conditions are not satisfied or waived (if permissible under applicable law), the merger will not be completed.
The completion of the merger with Tyco is subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two thirds of the Company’s shares entitled to vote on such matter, (ii) the approval by Tyco’s shareholders at a special meeting of the Tyco shareholders (the "Tyco Special Meeting") of (A) the issuance of Tyco shares in connection with the merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to "Johnson Controls plc," by at least 75% of the votes cast on these matters at the Tyco Special Meeting, (iii) the expiration or termination of any waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the merger on the terms set forth in the Merger Agreement. There can be no assurance that the conditions to the completion of the merger will be satisfied or waived (if permissible under applicable law) or that the merger will be completed. Additionally, if the merger is not completed because the Merger Agreement is terminated under certain circumstances, the Company may be required to pay Tyco a termination fee of up to $500 million and/or reimburse Tyco’s expenses of up to $35 million plus up to an additional $65 million of Tyco’s financing expenses (which reimbursement would be deducted from any termination fee owed to Tyco).
The combined company may fail to realize the anticipated benefits of the merger.
The success of the merger will depend on, among other things, the combined company’s ability to combine the Company’s and Tyco’s businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the projected stand-alone cost savings and revenue growth trends identified by each company. It is expected that the combined company will benefit from operational and general and administrative cost synergies resulting from the consolidation of capabilities and branch optimization, as well as greater tax efficiencies from global management and global cash movement. The combined company may also enjoy revenue synergies, including product and service cross-selling, a more diversified and expanded product offering and balance across geographic regions.
However, the combined company must successfully combine the businesses of the Company and Tyco in a manner that permits these cost savings and synergies to be realized. In addition, the combined company must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
Other factors may prevent the combined company from realizing the anticipated benefits of the merger or impact its future performance. These include, among other items, the possibility that the contingent liabilities of either party (including contingent tax liabilities) are larger than expected, the existence of unknown liabilities, adverse consequences and unforeseen increased expenses associated with the merger and possible adverse tax consequences to the combined company pursuant to changes in applicable tax laws or regulations. In addition, the combined company may be subject to additional restrictions resulting from Tyco’s incurrence of debt in connection with the merger.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on the Company and consequently on the combined company. These uncertainties may impair each of the Company’s and Tyco’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause suppliers, customers and others that deal with the parties to seek to change existing business relationships with them. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the combined company’s business following the merger could be negatively impacted. In addition, the Merger Agreement restricts each of the Company and Tyco from making certain acquisitions and expenditures, entering into certain contracts, and taking other specified actions until the merger occurs without the consent of the other party. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended December 31, 2015.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/15 - 10/31/15
Purchases by Company	—	—	—	$1,039,079,297
11/1/15 - 11/30/15
Purchases by Company	—	—	—	$1,039,079,297
12/1/15 - 12/31/15
Purchases by Company	—	—	—	$1,039,079,297
10/1/15 - 10/31/15
Purchases by Citibank	—	—	—	NA
11/1/15 - 11/30/15
Purchases by Citibank	—	—	—	NA
12/1/15 - 12/31/15
Purchases by Citibank (1)	—	—	—	NA

(1) In December 2015, Citibank reduced its holding of the Company's stock by 200,000 shares in connection with the Equity Swap Agreement.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 53 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: February 1, 2016	By:	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of January 24, 2016, by and among Johnson Controls, Inc., Tyco International plc, and certain other parties named therein, including Jagara Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed January 27, 2016) (Commission File No. 1-5097).

10.1	Johnson Controls, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016.

10.2	Johnson Controls, Inc. Retirement Restoration Plan, as amended and restated effective January 1, 2016.

10.3	Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors, as amended and restated effective January 5, 2016.

10.4
Amended and Restated Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed January 27, 2016) (Commission File No. 1-5097).

10.5
Amended and Restated Change of Control Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed January 27, 2016) (Commission File No. 1-5097).

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated February 1, 2016, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.