Form 10-Q
period 2016-03-31
JOHNSON CONTROLS INC
filed 2016-04-29
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2016
Common Stock: $1.00 par value per share	648,370,147

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	March 31, 2016	September 30, 2015	March 31, 2015
Assets

Cash and cash equivalents	$358	$597	$164
Accounts receivable - net	5,987	5,751	5,384
Inventories	2,922	2,377	2,414
Assets held for sale	17	55	1,969
Other current assets	1,774	1,689	1,790
Current assets	11,058	10,469	11,721

Property, plant and equipment - net	6,397	5,870	5,870
Goodwill	7,042	6,824	6,788
Other intangible assets - net	1,576	1,516	1,558
Investments in partially-owned affiliates	2,736	2,143	1,239
Noncurrent assets held for sale	—	—	693
Other noncurrent assets	2,390	2,773	3,091
Total assets	$31,199	$29,595	$30,960

Liabilities and Equity

Short-term debt	$1,236	$52	$1,321
Current portion of long-term debt	647	813	815
Accounts payable	5,360	5,174	4,640
Accrued compensation and benefits	947	1,090	815
Liabilities held for sale	—	42	1,511
Other current liabilities	3,602	3,275	2,807
Current liabilities	11,792	10,446	11,909

Long-term debt	5,143	5,745	5,448
Pension and postretirement benefits	781	767	785
Other noncurrent liabilities	2,364	1,886	1,834
Long-term liabilities	8,288	8,398	8,067

Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	237	212	202

Common stock, $1.00 par value	718	717	713
Capital in excess of par value	3,088	3,030	2,895
Retained earnings	10,380	10,838	10,649
Treasury stock, at cost	(3,163)	(3,152)	(2,598)
Accumulated other comprehensive loss	(1,039)	(1,057)	(1,076)
Shareholders’ equity attributable to Johnson Controls, Inc.	9,984	10,376	10,583
Noncontrolling interests	898	163	199
Total equity	10,882	10,539	10,782
Total liabilities and equity	$31,199	$29,595	$30,960

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales
Products and systems*	$8,161	$8,292	$16,214	$17,015
Services*	870	906	1,746	1,807
	9,031	9,198	17,960	18,822
Cost of sales
Products and systems*	6,707	7,004	13,404	14,410
Services*	595	621	1,194	1,230
	7,302	7,625	14,598	15,640

Gross profit	1,729	1,573	3,362	3,182

Selling, general and administrative expenses	(1,144)	(975)	(2,226)	(1,980)
Restructuring and impairment costs	(229)	—	(229)	—
Net financing charges	(74)	(69)	(142)	(140)
Equity income	117	82	253	184

Income from continuing operations before income taxes	399	611	1,018	1,246

Income tax provision	868	132	997	250

Net income (loss) from continuing operations	(469)	479	21	996

Income from discontinued operations, net of tax (Note 4)	—	78	—	107

Net income (loss)	(469)	557	21	1,103

Income from continuing operations attributable to noncontrolling interests	61	27	101	63

Income from discontinued operations attributable to noncontrolling interests	—	1	—	4

Net income (loss) attributable to Johnson Controls, Inc.	$(530)	$529	$(80)	$1,036

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income (loss) from continuing operations	$(530)	$452	$(80)	$933
Income from discontinued operations	—	77	—	103
Net income (loss)	$(530)	$529	$(80)	$1,036

Basic earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$(0.82)	$0.69	$(0.12)	$1.42
Discontinued operations	—	0.12	—	0.16
Net income (loss) **	$(0.82)	$0.81	$(0.12)	$1.57

Diluted earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$(0.82)	$0.68	$(0.12)	$1.40
Discontinued operations	—	0.12	—	0.15
Net income (loss) **	$(0.82)	$0.80	$(0.12)	$1.56

*	Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical services.
**	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net income (loss)	$(469)	$557	$21	$1,103

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	203	(504)	26	(855)
Realized and unrealized gains (losses) on derivatives	5	7	2	(3)
Pension and postretirement plans	—	—	—	(3)

Other comprehensive income (loss)	208	(497)	28	(861)

Total comprehensive income (loss)	(261)	60	49	242

Comprehensive income attributable to noncontrolling interests	90	6	111	45

Comprehensive income (loss) attributable to Johnson Controls, Inc.	$(351)	$54	$(62)	$197

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Operating Activities
Net income (loss) attributable to Johnson Controls, Inc.	$(530)	$529	$(80)	$1,036
Income from continuing operations attributable to noncontrolling interests	61	27	101	63
Income from discontinued operations attributable to noncontrolling interests	—	1	—	4
Net income (loss)	(469)	557	21	1,103
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	219	205	445	429
Pension and postretirement benefit income	(17)	(1)	(34)	(15)
Pension and postretirement contributions	(34)	(28)	(53)	(52)
Equity in earnings of partially-owned affiliates, net of dividends received	(97)	(77)	(207)	(169)
Deferred income taxes	345	152	331	248
Non-cash restructuring and impairment costs	29	—	29	—
Gain on divestitures	—	(200)	—	(200)
Fair value adjustment of equity investment	(4)	—	(4)	—
Equity-based compensation	23	25	51	46
Other	4	4	5	(1)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	(124)	(299)	75	111
Inventories	(98)	(81)	(168)	(101)
Other assets	242	22	134	(107)
Restructuring reserves	141	(68)	67	(145)
Accounts payable and accrued liabilities	83	246	(311)	(456)
Accrued income taxes	391	(97)	240	(491)
Cash provided by operating activities	634	360	621	200

Investing Activities
Capital expenditures	(261)	(294)	(543)	(556)
Sale of property, plant and equipment	5	3	14	17
Acquisition of businesses, net of cash acquired	—	(9)	(133)	(22)
Business divestitures	22	141	40	141
Changes in long-term investments	—	(47)	—	(45)
Other	1	6	5	11
Cash used by investing activities	(233)	(200)	(617)	(454)

Financing Activities
Increase in short-term debt - net	619	267	1,140	1,165
Repayment of long-term debt	(807)	(131)	(814)	(140)
Stock repurchases	—	(210)	—	(810)
Payment of cash dividends	(188)	(171)	(356)	(317)
Proceeds from the exercise of stock options	4	57	20	162
Dividends paid to noncontrolling interests	(73)	(9)	(227)	(20)
Other	(3)	(25)	3	(33)
Cash provided (used) by financing activities	(448)	(222)	(234)	7
Effect of exchange rate changes on cash and cash equivalents	(9)	39	(9)	(18)
Cash held for sale	—	19	—	20
Decrease in cash and cash equivalents	(56)	(4)	(239)	(245)
Cash and cash equivalents at beginning of period	414	168	597	409
Cash and cash equivalents at end of period	$358	$164	$358	$164
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2015 filed with the SEC on November 18, 2015, portions of which (including Part I, Item 1. Business, and the following items from Part II of the Annual Report: Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis and Item 8. Financial Statements and Supplementary Data) were recast in the Company's Current Report on Form 8-K filed with the SEC on March 3, 2016. The results of operations for the three and six month periods ended March 31, 2016 are not necessarily indicative of results for the Company’s 2016 fiscal year because of seasonal and other factors.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended March 31, 2016, September 30, 2015 and March 31, 2015, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three and six month periods ended March 31, 2016 and 2015 was not material. The VIE is named as a co-obligor under a third party debt agreement in the amount of $154 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

$61 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	March 31, 2016	September 30, 2015	March 31, 2015

Current assets	$308	$281	$269
Noncurrent assets	123	128	134
Total assets	$431	$409	$403

Current liabilities	$225	$232	$200
Noncurrent liabilities	32	34	35
Total liabilities	$257	$266	$235

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fisca1 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $64 million, $62 million and $60 million at March 31, 2016, September 30, 2015 and March 31, 2015, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Retrospective Changes

Effective October 1, 2015, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Efficiency was comprised of three reportable segments for financial reporting purposes: North America Systems and Service, Asia and Other. As a result of this change, Building Efficiency is now comprised of four reportable segments for financial reporting purposes: Systems and Service North America, Products North America, Asia and Rest of World. Historical information has been revised to reflect the new Building Efficiency reportable segments. Refer to Note 7, "Goodwill and Other Intangible Assets," and Note 18, "Segment Information," of the notes to consolidated financial statements for further information.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

The impact of all adjustments made to the March 31, 2015 consolidated statements of financial position presented is summarized in the following table (in millions):

	March 31, 2015
	Previously Reported	Revised	Effect of Change
Consolidated Statement of Financial Position
Other current assets	$2,262	$1,790	$(472)
Other noncurrent assets	2,709	3,091	382
Other current liabilities	2,870	2,807	(63)
Other noncurrent liabilities	1,861	1,834	(27)

2.	New Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 will be effective prospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," and in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08 and ASU No. 2016-10 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 was effective for the Company for the quarter ended December 31, 2015. The adoption of this guidance did not have any impact on the Company's consolidated financial statements as there were no dispositions or disposals during the quarter ended December 31, 2015.

3.	Acquisitions and Divestitures

On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings. The Company acquired a 60 percent ownership interest in the new entity for approximately $133 million ($563 million purchase price less cash acquired of $430 million). The purchase price, net of cash acquired, was paid as of March 31, 2016. In connection with the acquisition, the Company recorded goodwill of $193 million related to purchase price allocations. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

In the first six months of fiscal 2016, the Company completed one acquisition for a purchase price, net of cash acquired, of $3 million, none of which was paid as of March 31, 2016. The acquisition was not material to the Company's consolidated financial statements. In connection with the acquisition, the Company recorded goodwill of $4 million. The purchase price allocation may be subsequently adjusted to reflect the final valuation study. The acquisition increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded a non-cash gain of $4 million in equity income for the Building Efficiency Rest of World segment to adjust the Company's existing equity investment in the partially-owned affiliate to fair value.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

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

In the first six months of fiscal 2015, the Company adjusted the purchase price allocation of the fiscal 2014 acquisition of Air Distribution Technologies Inc. (ADT). The adjustment was made as a result of a true-up to the purchase price in the amount of $4 million, all of which was paid in the six months ended March 31, 2015. Also, in connection with this acquisition, the Company recorded additional goodwill of $21 million in fiscal 2015 related to the purchase price allocations. In fiscal 2014, the Company recorded goodwill of $837 million in the Building Efficiency Products North America segment as a result of the ADT acquisition.

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

4.	Discontinued Operations

On March 31, 2015, the Company announced that it had reached a definitive agreement to sell the remainder of the GWS business to CBRE Group Inc., subject to regulatory and other approvals. The sale closed on September 1, 2015. The agreement includes a 10-year strategic relationship between the Company and CBRE. The Company will be the preferred provider of HVAC equipment, building automation systems and related services to the portfolio of real estate and corporate facilities managed globally by CBRE and GWS. The Company also engages GWS for facility management services. The annual cash flows resulting from these activities with the legacy GWS business are not currently significant nor are they expected to become significant in the future.

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the GWS segment were reflected as held for sale in the consolidated statements of financial position at March 31, 2015.

The following table summarizes the results of GWS, reclassified as discontinued operations for the three and six month periods ended March 31, 2015 (in millions):

	Three Months Ended March 31,	Six Months Ended March 31,
	2015	2015

Net sales	$803	$1,845

Income from discontinued operations before income taxes	227	269
Provision for income taxes on discontinued operations	149	162
Income from discontinued operations attributable to noncontrolling interests, net of tax	1	4
Income from discontinued operations	$77	$103

For the three and six months ended March 31, 2015, the income from discontinued operations before income taxes included a $200 million gain on divestiture of the Company's interest in two GWS joint ventures. For the three and six months ended March 31, 2015, the income from discontinued operations before income taxes included transaction costs of $10 million and $17 million, respectively.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

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

Assets and Liabilities Held for Sale

At March 31, 2016, $17 million of certain corporate assets were classified as held for sale.

In April 2015, the Company signed an agreement formally establishing the previously announced automotive interiors joint venture with Yanfeng Automotive Trim Systems. The formation of the joint venture closed on July 2, 2015. The assets and liabilities to be contributed to the joint venture met the criteria to be classified as held for sale beginning in the third quarter of fiscal 2014.

At March 31, 2015, the Company determined certain product lines of the Automotive Experience Interiors segment that would not be contributed to the aforementioned automotive interiors joint venture also met the criteria to be classified as held for sale. At September 30, 2015, $55 million of assets and $42 million of liabilities related to certain product lines of the Automotive Experience Interiors segment which were not contributed to the automotive interiors joint venture were classified as held for sale. At March 31, 2016, these product lines no longer met the criteria to be classified as held for sale.

The Interiors businesses classified as held for sale did not meet the criteria to be classified as a discontinued operation primarily due to the Company's continuing involvement in these operations following the divestiture.

The following table summarizes the carrying value of the Interiors and GWS assets and liabilities held for sale (in millions):

	March 31, 2015
	Interiors	Global Workplace Solutions	Total

Accounts receivable - net	$583	$582	$1,165
Inventories	219	6	225
Other current assets	175	80	255
Property, plant and equipment - net	583	26	609
Goodwill	21	216	237
Other intangible assets - net	3	18	21
Investments in partially-owned affiliates	58	—	58
Other noncurrent assets	36	56	92
Assets held for sale	$1,678	$984	$2,662

Short-term debt	$18	$1	$19
Accounts payable	633	425	1,058
Accrued compensation and benefits	42	71	113
Other current liabilities	165	156	321
Liabilities held for sale	$858	$653	$1,511

5.	Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $411 million, $453 million and $462 million at March 31, 2016, September 30, 2015 and March 31, 2015, respectively. Billings in excess of costs and earnings related to these contracts were $335 million, $340 million and $397 million at March 31, 2016, September 30, 2015 and March 31, 2015, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

	March 31, 2016	September 30, 2015	March 31, 2015

Raw materials and supplies	$1,241	$1,084	$1,062
Work-in-process	439	369	391
Finished goods	1,242	924	961
Inventories	$2,922	$2,377	$2,414

7.	Goodwill and Other Intangible Assets

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

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six month period ended September 30, 2015 and the six month period ended March 31, 2016 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	March 31,				September 30,
	2015				2015

Building Efficiency
Systems and Service North America	$982	$—	$(2)	$(2)	$978
Products North America	1,697	13	(14)	5	1,701
Asia	402	—	—	(13)	389
Rest of World	296	—	—	14	310
Automotive Experience
Seating	2,327	—	(4)	41	2,364
Power Solutions	1,084	—	—	(2)	1,082
Total	$6,788	$13	$(20)	$43	$6,824

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				March 31,
	2015				2016

Building Efficiency
Systems and Service North America	$978	$—	$—	$—	$978
Products North America	1,701	—	—	—	1,701
Asia	389	193	—	(12)	570
Rest of World	310	4	—	2	316
Automotive Experience
Seating	2,364	—	—	26	2,390
Power Solutions	1,082	—	—	5	1,087
Total	$6,824	$197	$—	$21	$7,042

At March 31, 2015, accumulated goodwill impairment charges included $430 million and $47 million related to the Automotive Experience Interiors and Building Efficiency Rest of World - Latin America reporting units, respectively.

At October 1, 2015, the Company assessed goodwill for impairment in the Building Efficiency business due to the change in reportable segments as described in Note 18, "Segment Information," of the notes to consolidated financial statements. As a result, the Company performed impairment testing for goodwill under the new segments and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at October 1, 2015. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	March 31, 2016			September 30, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$47	$(28)	$19	$80	$(59)	$21	$82	$(58)	$24
Customer relationships	1,013	(238)	775	975	(206)	769	982	(180)	802
Miscellaneous	383	(144)	239	307	(123)	184	296	(107)	189
Total amortized intangible assets	1,443	(410)	1,033	1,362	(388)	974	1,360	(345)	1,015
Unamortized intangible assets
Trademarks/trade names	543	—	543	542	—	542	543	—	543
Total intangible assets	$1,986	$(410)	$1,576	$1,904	$(388)	$1,516	$1,903	$(345)	$1,558

Amortization of other intangible assets for the three month periods ended March 31, 2016 and 2015 was $24 million and $22 million, respectively. Amortization of other intangible assets for the six month periods ended March 31, 2016 and 2015 was $48 million and $46 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2017, 2018, 2019, 2020 and 2021 will be approximately $101 million, $99 million, $84 million, $75 million and $64 million per year, respectively.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the six months ended March 31, 2016 and 2015 were as follows (in millions):

	Six Months Ended March 31,
	2016	2015

Balance at beginning of period	$300	$319
Accruals for warranties issued during the period	157	136
Accruals from acquisition and divestitures	37	—
Accruals related to pre-existing warranties (including changes in estimates)	8	(2)
Settlements made (in cash or in kind) during the period	(152)	(144)
Currency translation	2	(7)
Balance at end of period	$352	$302

9.	Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $229 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience and Building Efficiency businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $169 million related to the Automotive Experience Seating segment, $26 million related to the Building Efficiency Asia segment, $16 million related to the Building Efficiency Rest of World segment, $9 million related to the Building Efficiency Products North America segment, $7 million related to Corporate and $2 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in fiscal 2017.

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$194	$29	$6	$—	$229
Utilized—cash	(3)	—	(1)	—	(4)
Utilized—noncash	—	(29)	—	2	(27)
Balance at March 31, 2016	$191	$—	$5	$2	$198

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

In fiscal 2015, the Company committed to a significant restructuring plan (2015 Plan) and recorded $397 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $182 million related to the Automotive Experience Seating segment, $166 million related to Corporate, $13 million related to the Building Efficiency Rest of World segment, $11 million related to the Power Solutions segment, $11 million related to the Building Efficiency Asia segment, $11 million related to the Building Efficiency Products North America segment and $3 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in fiscal 2016.

The following table summarizes the changes in the Company’s 2015 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$191	$183	$23	$—	$397
Utilized—cash	—	—	—	—	—
Utilized—noncash	—	(183)	—	—	(183)
Balance at September 30, 2015	$191	$—	$23	$—	$214
Utilized—cash	(37)	—	(23)	—	(60)
Utilized—noncash	—	—	—	2	2
Balance at March 31, 2016	$154	$—	$—	$2	$156

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
March 31, 2016
(unaudited)

The following table summarizes the changes in the Company’s 2014 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$191	$134	$47	$5	$—	$377
Utilized—cash	(8)	—	—	—	—	(8)
Utilized—noncash	—	(134)	(47)	—	(6)	(187)
Balance at September 30, 2014	$183	$—	$—	$5	$(6)	$182
Utilized—cash	(65)	—	—	(5)	—	(70)
Utilized—noncash	—	—	—	—	(13)	(13)
Balance at September 30, 2015	$118	$—	$—	$—	$(19)	$99
Utilized—cash	(31)	—	—	—	—	(31)
Utilized—noncash	—	—	—	—	(2)	(2)
Balance at March 31, 2016	$87	$—	$—	$—	$(21)	$66

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
March 31, 2016
(unaudited)

The following table summarizes the changes in the Company’s 2013 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$392	$156	$430	$7	$—	$985
Utilized—cash	(26)	—	—	—	—	(26)
Utilized—noncash	—	(156)	(430)	(4)	4	(586)
Transfer to liabilities held for sale	(31)	—	—	—	—	(31)
Balance at September 30, 2013	$335	$—	$—	$3	$4	$342
Utilized—cash	(144)	—	—	(3)	—	(147)
Utilized—noncash	—	—	—	—	(11)	(11)
Transfer from liabilities held for sale	31	—	—	—	—	31
Transfer to liabilities held for sale	(24)	—	—	—	—	(24)
Balance at September 30, 2014	$198	$—	$—	$—	$(7)	$191
Utilized—cash	(113)	—	—	—	—	(113)
Utilized—noncash	—	—	—	—	(10)	(10)
Balance at September 30, 2015	$85	$—	$—	$—	$(17)	$68
Utilized—cash	(33)	—	—	—	—	(33)
Utilized—noncash	—	—	—	—	(1)	(1)
Balance at March 31, 2016	$52	$—	$—	$—	$(18)	$34

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

The Company's fiscal 2016, 2015, 2014 and 2013 restructuring plans included workforce reductions of approximately 17,100 employees (10,000 for the Automotive Experience business, 6,100 for the Building Efficiency business, 900 for the Power Solutions business and 100 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2016, approximately 10,400 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twenty-six plant closures (eighteen for Automotive Experience and eight for Building Efficiency). As of March 31, 2016, ten of the twenty-six plants have been closed.

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

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

year and each interim period thereafter. For the three and six months ended March 31, 2016, the Company's effective tax rate for continuing operations was 218% and 98%, respectively. The effective rate was higher than the U.S. federal statutory rate of 35% primarily due to the Company’s change in assertion over permanently reinvested earnings as a result of the proposed spin-off of the Automotive Experience business ($780 million), the jurisdictional mix of significant restructuring and impairment costs, and the tax impacts of separation costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. For the three and six months ended March 31, 2015, the Company's effective tax rate for continuing operations was 22% and 20%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials, partially offset by a tax law change in Japan.

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

Uncertain Tax Positions

At September 30, 2015, the Company had gross tax effected unrecognized tax benefits of $1,235 million, of which $1,180 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2015 was approximately $41 million (net of tax benefit). The interest and penalties accrued during the six months ended March 31, 2016 and 2015 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the first quarter of fiscal 2015, the Company settled tax audits in multiple jurisdictions. The benefit of those settlements was substantially offset by a net tax provision recorded in the quarter where it was more likely than not that the losses would not be realized.

In the U.S., fiscal years 2013 through 2014 are currently under exam by the Internal Revenue Service. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2010 - 2012
Brazil	2004 - 2008, 2011 - 2012
Canada	2008 - 2013
France	2002 - 2013
Germany	2007 - 2012
Italy	2006, 2011
Korea	2008 - 2014
Mexico	2011
Spain	2013
United Kingdom	2011 - 2013

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

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

During the six months ended March 31, 2016 and March 31, 2015, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Other Tax Matters

In the second quarter of fiscal 2016, the Company provided income tax expense on the foreign undistributed earnings of certain non-U.S. subsidiaries associated with the proposed spin-off of the Automotive Experience business, which resulted in a non-cash tax charge of $780 million.

In the second quarter of fiscal 2016, the Company recorded $229 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $17 million tax benefit, which was negatively impacted by the geographic mix, the Company’s current tax position in these jurisdictions and the underlying tax basis in the impaired assets.

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Service cost	$4	$7	$8	$15
Interest cost	25	31	50	61
Expected return on plan assets	(46)	(45)	(93)	(90)
Net periodic benefit credit	$(17)	$(7)	$(35)	$(14)

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Service cost	$4	$6	$9	$13
Interest cost	10	12	20	24
Expected return on plan assets	(13)	(13)	(26)	(26)
Net periodic benefit cost	$1	$5	$3	$11

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Service cost	$—	$—	$1	$1
Interest cost	2	3	3	5
Expected return on plan assets	(2)	(3)	(5)	(6)
Amortization of prior service credit	(1)	(1)	(1)	(1)
Net periodic benefit credit	$(1)	$(1)	$(2)	$(1)

12.	Debt and Financing Arrangements

In March 2016, the Company entered into a new credit agreement intended to replace its existing credit agreement upon the consummation of the expected merger between the Company and Tyco. The new credit agreement provides for a $2.0 billion revolving credit facility that matures in August 2020, which will become available only upon the consummation of the merger and the satisfaction of certain other closing conditions.

In February 2016, the Company entered into a nine-month, $100 million floating rate term loan scheduled to mature in November 2016. Proceeds from the term loan were used for general corporate purposes.

In February 2016, the Company terminated a 37 million euro committed revolving credit facility scheduled to mature in September 2016, and subsequently entered into a nine-month, 100 million euro, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

In January 2016, the Company entered into a ten-month, $200 million, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

In January 2016, the Company entered into a ten-month, $125 million, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

In January 2016, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2017. The Company drew on the full credit facility during the quarter ended March 31, 2016. Proceeds from the revolving credit facility were used for general corporate purposes.

In January 2016, the Company retired $800 million in principal amount, plus accrued interest, of its 5.5% fixed rate notes that matured in January 2016.

In November 2015 and December 2015, a $35 million and a $100 million committed revolving credit facility, respectively, expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2016 and a new $100 million committed revolving credit facility scheduled to expire in December 2016. As of March 31, 2016, there were no draws on either facility.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

In February 2015, the Company entered into a seven-month, $150 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in September 2015.

In January 2015, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2016. The Company drew on the full credit facility during the quarter ended March 31, 2015. Proceeds from the revolving credit facility were used for general corporate purposes. The $90 million was repaid in September 2015.

In December 2014, the Company entered into a nine-month, $500 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in September 2015.

In December 2014, the Company entered into a nine-month, $100 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in September 2015.

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and six month periods ended March 31, 2016 and 2015 contained the following components (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Interest expense, net of capitalized interest costs	$69	$72	$142	$143
Banking fees and bond cost amortization	5	6	13	12
Interest income	(3)	(1)	(5)	(4)
Net foreign exchange results for financing activities	3	(8)	(8)	(11)
Net financing charges	$74	$69	$142	$140

13.	Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls, Inc. by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options, unvested restricted stock and unvested performance share awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to capital in excess of par value when the award generates a tax deduction. If there would be a shortfall resulting in a charge to capital in excess of par value, such an amount would be a reduction of the proceeds. For unvested restricted stock and unvested performance share awards, assumed proceeds under the treasury stock method would include unamortized compensation cost and windfall tax benefits or shortfalls.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Income (Loss) Available to Common Shareholders
Income (loss) from continuing operations	$(530)	$452	$(80)	$933
Income from discontinued operations	—	77	—	103
Basic and diluted income (loss) available to common shareholders	$(530)	$529	$(80)	$1,036

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	648.2	654.4	648.0	657.9
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	—	6.8	—	6.8
Diluted weighted average shares outstanding	648.2	661.2	648.0	664.7

Antidilutive Securities
Options to purchase common shares	—	0.5	—	0.4

For the three and six months ended March 31, 2016, the total number of potential dilutive shares due to stock options, unvested restricted stock and unvested performance share awards was 3.9 million and 4.5 million, respectively. However, these items were not included in the computation of diluted loss per share for the three and six months ended March 31, 2016, since to do so would decrease the loss per share.

During the three months ended March 31, 2016 and 2015, the Company declared a dividend of $0.29 and $0.26, respectively, per common share. During the six months ended March 31, 2016 and 2015, the Company declared two quarterly dividends totaling $0.58 and $0.52, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

14.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, December 31	$10,506	$931	$11,437	$10,823	$263	$11,086
Total comprehensive income (loss):
Net income (loss)	(530)	50	(480)	529	16	545
Foreign currency translation adjustments	175	18	193	(481)	(3)	(484)
Realized and unrealized gains on derivatives	4	1	5	6	—	6
Other comprehensive income (loss)	179	19	198	(475)	(3)	(478)
Comprehensive income (loss)	(351)	69	(282)	54	13	67

Other changes in equity:
Cash dividends—common stock	(189)	—	(189)	(170)	—	(170)
Dividends attributable to noncontrolling interests	—	(29)	(29)	—	(8)	(8)
Repurchases of common stock	—	—	—	(210)	—	(210)
Change in noncontrolling interest share	—	(73)	(73)	—	(69)	(69)
Other, including options exercised	18	—	18	86	—	86
Ending balance, March 31	$9,984	$898	$10,882	$10,583	$199	$10,782

	Six Months Ended March 31, 2016			Six Months Ended March 31, 2015
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$10,376	$163	$10,539	$11,311	$251	$11,562
Total comprehensive income (loss):
Net income (loss)	(80)	70	(10)	1,036	36	1,072
Foreign currency translation adjustments	15	9	24	(832)	(3)	(835)
Realized and unrealized gains (losses) on derivatives	3	1	4	(4)	—	(4)
Pension and postretirement plans	—	—	—	(3)	—	(3)
Other comprehensive income (loss)	18	10	28	(839)	(3)	(842)
Comprehensive income (loss)	(62)	80	18	197	33	230

Other changes in equity:
Cash dividends—common stock	(377)	—	(377)	(342)	—	(342)
Dividends attributable to noncontrolling interests	—	(36)	(36)	—	(16)	(16)
Repurchases of common stock	—	—	—	(810)	—	(810)
Change in noncontrolling interest share	—	691	691	—	(69)	(69)
Other, including options exercised	47	—	47	227	—	227
Ending balance, March 31	$9,984	$898	$10,882	$10,583	$199	$10,782

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

As previously disclosed, on October 1, 2015, the Company formed a joint venture with Hitachi. In connection with the acquisition, the Company recorded equity attributable to noncontrolling interests of $691 million.

In November 2013, the Company's Board of Directors authorized a $3 billion increase in the Company's share repurchase program, which brought the total authorized amount under the repurchase program to $3.65 billion. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three and six month periods ended March 31, 2015, the Company repurchased approximately $210 million and $810 million of its common shares, respectively.

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended March 31,
	2016	2015

Beginning balance, December 31	$216	$209
Net income	11	12
Foreign currency translation adjustments	10	(20)
Realized and unrealized gains on derivatives	—	1
Ending balance, March 31	$237	$202

	Six Months Ended March 31,
	2016	2015

Beginning balance, September 30	$212	$194
Net income	31	31
Foreign currency translation adjustments	2	(20)
Realized and unrealized gains (losses) on derivatives	(2)	1
Dividends	(6)	(4)
Ending balance, March 31	$237	$202

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended March 31,
	2016	2015

Foreign currency translation adjustments
Balance at beginning of period	$(1,207)	$(599)
Aggregate adjustment for the period (net of tax effect of $5 and $(4))	175	(481)
Balance at end of period	(1,032)	(1,080)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(8)	(6)
Current period changes in fair value (net of tax effect of $1 and $1)	5	4
Reclassification to income (net of tax effect of $0 and $1) *	(1)	2
Balance at end of period	(4)	—

Pension and postretirement plans
Balance at beginning of period	(3)	4
Reclassification to income (net of tax effect of $0) **	(1)	(1)
Other changes (net of tax effect of $0)	1	1
Balance at end of period	(3)	4

Accumulated other comprehensive loss, end of period	$(1,039)	$(1,076)

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

	Six Months Ended March 31,
	2016	2015

Foreign currency translation adjustments
Balance at beginning of period	$(1,047)	$(248)
Aggregate adjustment for the period (net of tax effect of $1 and $(2))	15	(832)
Balance at end of period	(1,032)	(1,080)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(7)	4
Current period changes in fair value (net of tax effect of $1 and $(4))	1	(5)
Reclassification to income (net of tax effect of $1 and $1) *	2	1
Balance at end of period	(4)	—

Pension and postretirement plans
Balance at beginning of period	(3)	7
Reclassification to income (net of tax effect of $0 and $(1)) **	(1)	(4)
Other changes (net of tax effect of $0)	1	1
Balance at end of period	(3)	4

Accumulated other comprehensive loss, end of period	$(1,039)	$(1,076)

* Refer to Note 15, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three and six months ended March 31, 2016, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses on the consolidated statements of income. For the three and six months ended March 31, 2015, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses and income from discontinued operations, net of tax on the consolidated statements of income.

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

The Company has entered into cross-currency interest rate swaps and foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps and

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2016, the Company had two cross-currency interest rate swaps outstanding totaling 10 billion yen and 37 billion yen of foreign denominated debt outstanding designated as net investment hedges in the Company’s net investment in Japan. At September 30, 2015 and March 31, 2015, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. The Company did not have any foreign denominated debt outstanding designated as a net investment hedge at September 30, 2015 or March 31, 2015.

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

		Volume Outstanding as of
Commodity	Units	March 31, 2016	September 30, 2015	March 31, 2015

Copper	Pounds	7,155,000	14,648,000	7,805,000
Lead	Metric Tons	4,595	6,785	10,952
Aluminum	Metric Tons	2,785	5,700	1,830
Tin	Metric Tons	688	2,080	1,000

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of March 31, 2016, September 30, 2015 and March 31, 2015, the Company had hedged approximately 3.8 million, 4.0 million and 4.1 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes that matured in January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. There were eight interest rate swaps outstanding as of March 31, 2016. There were twelve interest rate swaps outstanding as of September 30, 2015 and March 31, 2015.

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
March 31, 2016
(unaudited)

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31,	September 30,	March 31,	March 31,	September 30,	March 31,
	2016	2015	2015	2016	2015	2015
Other current assets
Foreign currency exchange derivatives	$21	$31	$50	$—	$27	$28
Commodity derivatives	1	—	—	—	—	—
Interest rate swaps	—	1	2	—	—	—
Cross-currency interest rate swaps	—	5	20	—	—	—
Other noncurrent assets
Interest rate swaps	3	5	2	—	—	—
Equity swap	—	—	—	147	164	205
Total assets	$25	$42	$74	$147	$191	$233

Other current liabilities
Foreign currency exchange derivatives	$30	$37	$50	$30	$26	$22
Commodity derivatives	3	7	7	—	—	—
Cross-currency interest rate swaps	7	1	—	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	403	801	801	—	—	—
Long-term debt
Foreign currency denominated debt	329	—	—	—	—	—
Fixed rate debt swapped to floating	450	855	853	—	—	—
Total liabilities	$1,222	$1,701	$1,711	$30	$26	$22

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of March 31, 2016, September 30, 2015 and March 31, 2015, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets			Fair Value of Liabilities
	March 31,	September 30,	March 31,	March 31,	September 30,	March 31,
	2016	2015	2015	2016	2015	2015
Gross amount recognized	$172	$233	$307	$1,252	$1,727	$1,733
Gross amount eligible for offsetting	(10)	(8)	(25)	(10)	(8)	(25)
Net amount	$162	$225	$282	$1,242	$1,719	$1,708

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three and six months ended March 31, 2016 and 2015 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2016	2015	2016	2015
Foreign currency exchange derivatives	Cost of sales	$5	$(2)	$5	$(1)
Commodity derivatives	Cost of sales	(5)	(2)	(9)	(2)
Forward treasury locks	Net financing charges	1	1	1	1
Total		$1	$(3)	$(3)	$(2)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	March 31, 2016	September 30, 2015	March 31, 2015
Foreign currency exchange derivatives	$(6)	$(5)	$1
Commodity derivatives	(2)	(7)	(6)
Forward treasury locks	4	5	5
Total	$(4)	$(7)	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2016	2015	2016	2015
Interest rate swaps	Net financing charges	$2	$3	$(3)	$5
Fixed rate debt swapped to floating	Net financing charges	(2)	(3)	3	(5)
Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2016	2015	2016	2015
Foreign currency exchange derivatives	Cost of sales	$—	$(1)	$(1)	$(3)
Foreign currency exchange derivatives	Net financing charges	(14)	2	(14)	—
Equity swap	Selling, general and administrative	(2)	8	(8)	27
Total		$(16)	$9	$(23)	$24

The amount of losses recognized as cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $17 million at March 31, 2016. The amount of gains recognized as CTA within AOCI on the effective portion of outstanding net investment hedges were $2 million and $12 million at September 30, 2015 and March 31, 2015, respectively. For the three and six months ended March 31, 2016 and 2015, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2016, September 30, 2015 and March 31, 2015 (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$21	$—	$21	$—
Commodity derivatives	1	—	1	—
Other noncurrent assets
Interest rate swaps	3	—	3	—
Investments in marketable common stock	4	4	—	—
Equity swap	147	147	—	—
Total assets	$176	$151	$25	$—
Other current liabilities
Foreign currency exchange derivatives	$60	$—	$60	$—
Commodity derivatives	3	—	3	—
Cross-currency interest rate swaps	7	—	7	—
Current portion of long-term debt
Fixed rate debt swapped to floating	403	—	403	—
Long-term debt
Foreign currency denominated debt	329	329	—	—
Fixed rate debt swapped to floating	450	—	450	—
Total liabilities	$1,252	$329	$923	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$58	$—	$58	$—
Interest rate swaps	1	—	1	—
Cross-currency interest rate swaps	5	—	5	—
Other noncurrent assets
Interest rate swaps	5	—	5	—
Investments in marketable common stock	4	4	—	—
Equity swap	164	164	—	—
Total assets	$237	$168	$69	$—
Other current liabilities
Foreign currency exchange derivatives	$63	$—	$63	$—
Commodity derivatives	7	—	7	—
Cross-currency interest rate swaps	1	—	1	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	—	801	—
Long-term debt
Fixed rate debt swapped to floating	855	—	855	—
Total liabilities	$1,727	$—	$1,727	$—

	Fair Value Measurements Using:
	Total as of March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$78	$—	$78	$—
Cross-currency interest rate swaps	20	—	20	—
Interest rate swaps	2	—	2	—
Other noncurrent assets
Interest rate swaps	2	—	2	—
Investments in marketable common stock	5	5	—	—
Equity swap	205	205	—	—
Total assets	$312	$210	$102	$—
Other current liabilities
Foreign currency exchange derivatives	$72	$—	$72	$—
Commodity derivatives	7	—	7	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	—	801	—
Long-term debt
Fixed rate debt swapped to floating	853	—	853	—
Total liabilities	$1,733	$—	$1,733	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at March 31, 2016, September 30, 2015 and March 31, 2015. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at March 31, 2016, September 30, 2015 and March 31, 2015.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes that matured in January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. There were eight interest rate swaps outstanding as of March 31, 2016. There were twelve interest rate swaps outstanding as of September 30, 2015 and March 31, 2015.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the CTA component of AOCI where they offset gains and losses recorded on the Company’s net investment in Japan. At March 31, 2016, the Company had two cross-currency interest rate swaps outstanding totaling 10 billion yen. At September 30, 2015 and March 31, 2015, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

Foreign currency denominated debt – The Company has entered into a foreign currency denominated debt obligation to selectively hedge portions of its net investment in Japan. The currency effect of the debt obligation is reflected in the CTA component of AOCI where it offsets gains and losses recorded on the Company’s net investment in Japan. The foreign denominated debt obligation is valued under a market approach using publicized spot prices. At March 31, 2016, the Company had 37 billion yen of foreign denominated debt outstanding designated as net investment hedges in its net investment in Japan. The Company did not have any foreign denominated debt outstanding designated as a net investment hedge at September 30, 2015 or March 31, 2015.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There were no unrealized gains or losses recorded in AOCI on these investments as of March 31, 2016, September 30, 2015 and March 31, 2015.

Equity swaps – The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.0 billion, $6.7 billion and $6.8 billion at March 31, 2016, September 30, 2015 and March 31, 2015, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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

In the second quarter of fiscal 2016, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced for its Automotive Experience and Building Efficiency businesses and at Corporate. As a result, the Company reviewed the long-lived assets for impairment and recorded a $29 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $9 million related to the Automotive Experience Seating segment, $8 million related to the Building Efficiency Products North America segment, $5 million related to Corporate assets, $4 million related to the Building Efficiency Asia segment and $3 million related to the Building Efficiency Rest of World segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at March 31, 2016.

At March 31, 2015, the Company concluded it did not have any significant triggering events requiring assessment of impairment of its long-lived assets.

18.	Segment Information

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

A summary of the significant Building Efficiency reportable segment changes is as follows:

•
The North America Unitary Products business, Air Distribution Technologies business and refrigeration systems business, as well as heating, ventilating and air conditioning (HVAC) products installed for Navy and Marine customers, previously included in the "Other" segment, are now part of a new reportable segment named "Products North America."

•	The building controls parts business in North America, previously included in the "North America Systems and Service" segment, is now part of the "Products North America" segment.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

•	The remainder of the "Other" segment has been renamed "Rest of World."

•	Certain reportable segment allocation methodologies have been refined for centralized costs such as engineering and headquarters.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Building Efficiency
Systems and Service North America	$1,034	$959	$2,018	$1,916
Products North America	546	545	1,103	1,103
Asia	1,162	428	2,154	929
Rest of World	408	445	831	926
	3,150	2,377	6,106	4,874
Automotive Experience
Seating	4,177	4,141	8,263	8,276
Interiors	121	1,092	268	2,240
	4,298	5,233	8,531	10,516
Power Solutions	1,583	1,588	3,323	3,432
Total net sales	$9,031	$9,198	$17,960	$18,822

	Segment Income (Loss)
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Building Efficiency
Systems and Service North America	$88	$84	$181	$148
Products North America	27	49	44	93
Asia	102	26	164	75
Rest of World	4	7	(1)	7
	221	166	388	323
Automotive Experience
Seating	184	229	350	430
Interiors	33	21	45	54
	217	250	395	484
Power Solutions	264	264	606	579
Total segment income	$702	$680	$1,389	$1,386

Restructuring and impairment costs	(229)	—	(229)	—
Net financing charges	(74)	(69)	(142)	(140)

Income from continuing operations before income taxes	$399	$611	$1,018	$1,246

19.	Commitments and Contingencies

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $25 million, $23 million and $22 million at March 31, 2016, September 30, 2015 and March 31, 2015, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Building Efficiency businesses. At March 31, 2016, September 30, 2015 and March 31, 2015, the Company recorded conditional asset retirement obligations of $76 million, $59 million and $64 million, respectively.

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

On January 25, 2016, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") with Tyco International plc ("Tyco"), an indirect wholly owned subsidiary of Tyco ("Merger Sub") and the other party thereto under which the Company will combine with Tyco, a global fire and security provider. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both parties, each outstanding share of the Company’s common stock, other than shares held by the Company, its subsidiaries, Tyco or Merger Sub, will be converted into the right to receive (subject to proration as described below), at the holder’s election, either: (i) one (1) (the "Exchange Ratio") ordinary share of the combined company (the "Share Consideration"); or (ii) an amount in cash equal to $34.88 (the "Cash Consideration"). Elections will be prorated so that Company shareholders will receive in the aggregate approximately $3.864 billion of cash in the merger. Holders that do not make an election will be treated as having elected to receive the Share Consideration. The Exchange Ratio takes into account the effects of a Tyco share consolidation contemplated by the Merger Agreement whereby, immediately prior to the merger, every issued and unissued ordinary share of Tyco will be consolidated into 0.955 of a share of Tyco. As a result of the merger, the Company's shareholders will own approximately 56 percent of the equity of the combined company, and Tyco shareholders will own approximately 44 percent of the equity of the combined company.
The merger is expected to be consummated on or around the end of the Company’s 2016 fiscal year, subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two thirds of the shares of the Company’s common stock entitled to vote on such matter, (ii) the approval by the Tyco shareholders at a special meeting of the Tyco shareholders (the "Tyco Special Meeting") of (A) the issuance of Tyco shares in connection with the merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to "Johnson Controls plc," by at least 75% of the votes cast on these matters at the Tyco Special Meeting, (iii) the expiration or termination of any waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the merger on the terms set forth in the Merger Agreement.
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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)

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

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of income, of comprehensive income (loss), and of cash flows for the three-month and six-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position as of September 30, 2015, and the related consolidated statements of income, of shareholders’ equity attributable to Johnson Controls, Inc., of comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated November 18, 2015, except with respect to our opinion on the consolidated financial statements as it relates to the change in the composition of reportable segments and the effects of the change in the classification of deferred taxes both of which are discussed in Note 1, as to which the date is March 3, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of September 30, 2015, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
April 29, 2016

PricewaterhouseCoopers LLP, 100 East Wisconsin Avenue, Milwaukee, WI 53202
T: (414) 212- 1600, F: (414) 212- 1880, www.pwc.com/us

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls, Inc. and its consolidated subsidiaries.

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

The Company is going through a multi-year portfolio transformation. Included in this transformation are several strategic transactions which occurred during fiscal 2015 including the divestiture of its Global Workplace Solutions (GWS) business and the contribution of its Automotive Experience Interiors business to the newly created joint venture with Yanfeng Automotive Trim Systems. Additionally, the Company intends to pursue the separation of its Automotive Experience business through a spin-off. On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings. On

January 25, 2016, the Company announced that it had entered into a definitive merger agreement with Tyco, a global fire and security provider.

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

The following information should be read in conjunction with the September 30, 2015 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2015 filed with the SEC on November 18, 2015, portions of which (including Part I, Item 1. Business, and the following items from Part II of the Annual Report: Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis and Item 8. Financial Statements and Supplementary Data) were recast in the Company's Current Report on Form 8-K filed with the SEC on March 3, 2016. References in the following discussion and analysis to "Three Months" refer to the three months ended March 31, 2016 compared to the three months ended March 31, 2015, while references to "Year-to-Date" refer to the six months ended March 31, 2016 compared to the six months ended March 31, 2015.

Effective October 1, 2015, the Company reorganized the reportable segments within its Building Efficiency business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Efficiency was comprised of three reportable segments for financial reporting purposes: North America Systems and Service, Asia and Other. As a result of this change, Building Efficiency is now comprised of four reportable segments for financial reporting purposes: Systems and Service North America, Products North America, Asia and Rest of World. Historical information has been revised to reflect the new Building Efficiency reportable segments. Refer to Note 7, "Goodwill and Other Intangible Assets," and Note 18, "Segment Information," of the notes to consolidated financial statements for further information.

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

Merger Transaction

On January 25, 2016, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") with Tyco, an indirect wholly owned subsidiary of Tyco ("Merger Sub") and the other party thereto under which the Company will combine with Tyco, a global fire and security provider. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both parties, each outstanding share of the Company’s common stock, other than shares held by the Company, its subsidiaries, Tyco or Merger Sub, will be converted into the right to receive (subject to proration as described below), at the holder’s election, either: (i) one (1) (the "Exchange Ratio") ordinary share of the combined company (the "Share Consideration"); or (ii) an amount in cash equal to $34.88 (the "Cash Consideration"). Elections will be prorated so that Company shareholders will receive in the aggregate approximately $3.864 billion of cash in the merger. Holders that do not make an election will be treated as having elected to receive the Share Consideration. The Exchange Ratio takes into account the effects of a Tyco share consolidation contemplated by the Merger Agreement whereby, immediately prior to the merger, every issued and unissued ordinary share of Tyco will be consolidated into 0.955 of a share of Tyco. As a result of the merger, the Company's shareholders will own approximately 56 percent of the equity of the combined company, and Tyco shareholders will own approximately 44 percent of the equity of the combined company.

The merger is expected to be consummated on or around the end of the Company’s 2016 fiscal year, subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two thirds of the shares of the Company’s common stock entitled to vote on such matter, (ii) the approval by the Tyco shareholders at a special meeting of the Tyco shareholders (the "Tyco Special Meeting") of (A) the issuance of Tyco shares in connection with the merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to "Johnson Controls plc," by at least 75% of the votes cast on these matters at the Tyco Special Meeting, (iii) the expiration or termination of any waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the merger on the terms set forth in the Merger Agreement.
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
Outlook

On April 21, 2016, the Company announced that it expects fiscal 2016 third quarter earnings from continuing operations, excluding any transaction, integration and separation costs, and other non-recurring items, to be $1.01 - $1.04 per diluted share. The Company also raised its full year guidance to $3.85 - $4.00 per diluted share, excluding transaction, integration and separation costs, and other non-recurring items, as a result of stronger operational performance and a reduction of the Company's annual effective tax rate from 19% to 17%. Separation costs for the proposed spin-off of the Automotive Experience business are estimated to be $400 million to $600 million in fiscal 2016. The Company also confirmed it expects to resume its previously authorized share repurchase program with plans to repurchase $500 million before the end of the fiscal year.

On July 24, 2015, the Company announced its intent to pursue a separation of the Automotive Experience business through a spin-off to shareholders. The new publicly traded company will be named Adient. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. Completion of the proposed spin-off will be contingent upon customary closing conditions, including final approval from the Board of Directors. It is currently expected that the spin-off will be completed in the beginning of the Company’s 2017 fiscal year, consistent with the timeline previously announced by the Company. However, there can be no assurance that the spin-off will occur within this timeframe, or at all, and the separation may be accomplished at a different time or in a different manner. The merger agreement with Tyco imposes certain restrictions on the conduct of the Company prior to the closing of the merger, which may require the Company to obtain Tyco’s consent (such consent not to be unreasonably withheld, conditioned or delayed) prior to taking specified actions in furtherance of the spin-off.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at March 31, 2016 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, pension contributions, debt maturities and any potential acquisitions during the remainder of fiscal 2016 will be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of March 31, 2016. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

In March 2016, the Company entered into a new credit agreement intended to replace its existing credit agreement upon the consummation of the expected merger between the Company and Tyco. The new credit agreement provides for a $2.0 billion revolving credit facility that matures in August 2020, which will become available only upon the consummation of the merger and the satisfaction of certain other closing conditions.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2016, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined in the Company’s debt financial covenants was $11.0 billion and there was a maximum of $250 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2016, the Company believes the long-term rate of return will approximate 7.50%, 4.50% and 5.50% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first six months of fiscal 2016, the Company made approximately $53 million in total pension contributions. In total, the Company expects to contribute approximately $113 million in cash to its defined benefit pension plans in fiscal 2016. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2016.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $229 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Automotive Experience and Building Efficiency businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs from continuing operations by approximately $170 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. The Company expects the annual benefit of these actions will be substantially realized by the end of fiscal 2018. For fiscal 2016, the Company expects that there will be no significant savings, net of execution costs, realized for this plan. The restructuring action is expected to be substantially complete in fiscal 2017. The restructuring plan reserve balance of $198 million at March 31, 2016 is expected to be paid in cash.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2015 and recorded $397 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2015 restructuring plan will reduce annual operating costs from continuing operations by approximately $250 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. The Company expects that a portion of these savings, net of execution costs, will be achieved in fiscal 2016 and the full annual benefit of these actions is expected in fiscal 2017. For fiscal 2016, the savings from continuing operations, net of execution costs, are expected to approximate 50% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2016. The restructuring plan reserve balance of $156 million at March 31, 2016 is expected to be paid in cash.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to significant restructuring plans in fiscal 2014 and 2013 and recorded $324 million and $903 million, respectively, of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The Company currently estimates that upon completion of the restructuring actions, the fiscal 2014 and 2013 restructuring plans will reduce annual operating costs from continuing operations by approximately $175 million and $350 million, respectively, which is primarily the result of lower cost of sales due to reduced employee-related costs and lower depreciation and amortization expense. The Company expects that the full annual benefit of these actions, net of execution costs, will be achieved in fiscal 2016. The restructuring actions are expected to be substantially complete in fiscal 2016. The respective year’s restructuring plan reserve balances of $66 million and $34 million, respectively, at March 31, 2016 are expected to be paid in cash.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Net sales	$9,031	$9,198	-2%	$17,960	$18,822	-5%

The decrease in consolidated net sales for the three months ended March 31, 2016 was due to lower sales in the Automotive Experience business ($830 million) and the unfavorable impact of foreign currency translation ($195 million), partially offset by higher sales in the Building Efficiency business ($815 million) and Power Solutions business ($43 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased less than 1% as compared to the prior year. Incremental sales in the period related to the Johnson Controls - Hitachi (JCH) joint venture formed on October 1, 2015 in the Building Efficiency business and higher organic volumes across the business were partially offset by the deconsolidation of the majority of the Automotive Experience Interiors business on July 2, 2015. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

The decrease in consolidated net sales for the six months ended March 31, 2016 was due to lower sales in the Automotive Experience business ($1,610 million) and the unfavorable impact of foreign currency translation ($681 million), partially offset by higher sales in the Building Efficiency business ($1,372 million) and Power Solutions business ($57 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales decreased 1% as compared to the prior year. The deconsolidation of the majority of the Automotive Experience Interiors business on July 2, 2015 was partially offset by the incremental sales related to the to the JCH joint venture formed on October 1, 2015 in the Building Efficiency business and higher organic volumes across the business. Refer to the segment analysis below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Cost of sales	$7,302	$7,625	-4%	$14,598	$15,640	-7%
Gross profit	1,729	1,573	10%	3,362	3,182	6%
% of sales	19.1%	17.1%		18.7%	16.9%

Cost of sales decreased as compared to the three month period ended March 31, 2015, and gross profit as a percentage of sales increased by 200 basis points. Gross profit in the Building Efficiency business included the incremental gross profit related to the JCH joint venture and higher volumes. Gross profit in the Power Solutions business was favorably impacted by higher volumes, and favorable pricing and product mix, partially offset by higher operating costs. Gross profit in the Automotive Experience business was favorably impacted by higher volumes, restructuring savings and operational efficiencies. Foreign currency translation had a favorable impact on cost of sales of approximately $164 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Cost of sales decreased as compared to the six month period ended March 31, 2015, and gross profit as a percentage of sales increased by 180 basis points. Gross profit in the Building Efficiency business included the incremental gross profit related to the JCH joint venture and higher volumes. Gross profit in the Power Solutions business was favorably impacted by higher volumes, and favorable pricing and product mix, partially offset by higher operating costs. Gross profit in the Automotive Experience business was favorably impacted by higher volumes, restructuring savings and operational efficiencies. Foreign currency translation had a favorable impact on cost of sales of approximately $568 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Selling, general and administrative expenses	$1,144	$975	17%	$2,226	$1,980	12%
% of sales	12.7%	10.6%		12.4%	10.5%

Selling, general and administrative expenses (SG&A) increased 17% as compared to the three month period ended March 31, 2015, and SG&A as a percentage of sales increased 210 basis points. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the JCH joint venture, and product and sales force investments in North America. The Automotive Experience business SG&A decreased primarily due to the deconsolidation of the majority of the Automotive Experience Interiors business in the prior year and restructuring savings, partially offset by Automotive Experience separation costs of $107 million. The Power Solutions business SG&A decreased primarily due to lower employee related expenses and cost reduction initiatives. Foreign currency translation had a favorable impact on SG&A of $18 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

SG&A increased 12% as compared to the six month period ended March 31, 2015, and SG&A as a percentage of sales increased 190 basis points. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the JCH joint venture, and product and sales force investments in North America. The Automotive Experience business SG&A decreased primarily due to the deconsolidation of the majority of the Automotive Experience Interiors business in the prior year and restructuring savings, partially offset by Automotive Experience separation costs of $194 million. The Power Solutions business SG&A decreased primarily due to lower employee related expenses and cost reduction initiatives. Foreign currency translation had a favorable impact on SG&A of $65 million. Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Net financing charges	$74	$69	7%	$142	$140	1%

Net financing charges were higher for the three and six month periods ended March 31, 2016 primarily due to unfavorable foreign exchange results related to financing activities, partially offset by lower interest expense due to lower average borrowing levels.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Equity income	$117	$82	43%	$253	$184	38%

The increase in equity income for the three months ended March 31, 2016 was primarily due to current year income related to partially owned affiliates of the JCH joint venture in the Building Efficiency business and current year income related to the Automotive Experience Interiors joint venture formed on July 2, 2015, partially offset by the unfavorable impact of foreign currency translation ($3 million). The increase in equity income for the six months ended March 31, 2016 was primarily due to current year income related to partially owned affiliates of the JCH joint venture in the Building Efficiency business and current year income related to the Automotive Experience Interiors joint venture formed on July 2, 2015, partially offset by the unfavorable impact of foreign currency translation ($7 million). Refer to the segment analysis below within Item 2 for a discussion of segment income by segment.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Income tax provision	$868	$132	*	$997	$250	*
Effective tax rate	218%	22%		98%	20%

* Measure not meaningful

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

For the three and six months ended March 31, 2016, the Company's effective tax rate for continuing operations was 218% and 98%, respectively. The effective rate was higher than the U.S. federal statutory rate of 35% primarily due to the Company's change in assertion over permanently reinvested earnings as a result of the proposed spin-off of the Automotive Experience business ($780 million), the jurisdictional mix of significant restructuring and impairment costs, and the tax impacts of separation costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. For the three and six months ended March 31, 2015, the Company's effective tax rate for continuing operations was 22% and 20%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials partially offset by a tax law change in Japan. Global tax planning initiatives for all periods presented related primarily to foreign tax credit planning, global financing structures and alignment of the Company's global business functions in a tax efficient manner.

The three and six months ended March 31, 2016 effective tax rate increased as compared to the three and six months ended March 31, 2015 effective tax rate primarily due to the discrete tax items described below, partially offset by global tax planning initiatives associated with the proposed spin-off of the Automotive Experience business and related foreign tax credit planning.

In the second quarter of fiscal 2016, the Company provided income tax expense on the foreign undistributed earnings of certain non-U.S. subsidiaries associated with the proposed spin-off of the Automotive Experience business, which resulted in a non-cash tax charge of $780 million.

In the second quarter of fiscal 2016, the Company recorded $229 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $17 million tax benefit, which was negatively impacted by the geographic mix, the Company’s current tax position in these jurisdictions and the underlying tax basis in the impaired assets.

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

Income From Discontinued Operations, Net of Tax

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Income from discontinued operations, net of tax	$—	$78	*	$—	$107	*

* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Income from continuing operations attributable to noncontrolling interests	$61	$27	*	$101	$63	60%
Income from discontinued operations attributable to noncontrolling interests	—	1	*	—	4	*

* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests for the three and six months ended March 31, 2016, was primarily due to current year income related to the JCH joint venture in the Building Efficiency business.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income (Loss) Attributable to Johnson Controls, Inc.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Net income (loss) attributable to Johnson Controls, Inc.	$(530)	$529	*	$(80)	$1,036	*

* Measure not meaningful

The decrease in net income to a loss attributable to Johnson Controls, Inc. for the three and six months ended March 31, 2016 was primarily related to an increase in the income tax provision, current year restructuring and impairment costs, higher SG&A due to Automotive Experience separation costs, lower income from discontinued operations and the unfavorable impact of foreign currency translation, partially offset by higher gross profit and an increase in equity income. Diluted earnings (loss) per share attributable to Johnson Controls, Inc. for the three months ended March 31, 2016 was ($0.82) compared to $0.80 for the three months ended March 31, 2015. Diluted earnings (loss) per share attributable to Johnson Controls, Inc. for the six months ended March 31, 2016 was ($0.12) compared to $1.56 for the six months ended March 31, 2015.

Comprehensive Income (Loss) Attributable to Johnson Controls, Inc.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Comprehensive income (loss) attributable to Johnson Controls, Inc.	$(351)	$54	*	$(62)	$197	*

* Measure not meaningful

The decrease in comprehensive income to a loss attributable to Johnson Controls, Inc. for the three months ended March 31, 2016 was primarily due to lower net income attributable to Johnson Controls, Inc. ($1,059 million), partially offset by an increase in other comprehensive income (loss) attributable to Johnson Controls, Inc. of $654 million primarily related to favorable foreign currency translation adjustments. These year-over-year favorable foreign currency translation adjustments were primarily driven by the strengthening of the Brazilian real, Chinese yuan, euro and Japanese yen currencies against the U.S. dollar in the current year and the weakening of the Brazilian real, British pound and euro currencies against the U.S. dollar in the prior year.

The decrease in comprehensive income to a loss attributable to Johnson Controls, Inc. for the six months ended March 31, 2016 was primarily due to lower net income attributable to Johnson Controls, Inc. ($1,116 million), partially offset by an increase in other comprehensive income (loss) attributable to Johnson Controls, Inc. of $857 million primarily related to favorable foreign currency translation adjustments. These year-over-year favorable foreign currency translation adjustments were primarily driven by the weakening of the Brazilian real, British pound, Canadian dollar, Colombian peso and euro currencies against the U.S. dollar in the prior year.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency - Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Systems and Service North America	$1,034	$959	8%	$2,018	$1,916	5%
Products North America	546	545	0%	1,103	1,103	0%
Asia	1,162	428	*	2,154	929	*
Rest of World	408	445	-8%	831	926	-10%
	$3,150	$2,377	33%	$6,106	$4,874	25%
* Measure not meaningful

Three Months:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($90 million), partially offset by lower volumes related to a prior year business divestiture ($8 million) and the unfavorable impact of foreign currency translation ($7 million). The increase in volumes was primarily attributable to favorable market share changes.

•	The increase in Products North America was due to higher volumes of residential products ($3 million), partially offset by the unfavorable impact of foreign currency translation ($2 million).

•
The increase in Asia was due to incremental sales related to the JCH joint venture ($737 million) and higher service volumes ($20 million), partially offset by the unfavorable impact of foreign currency translation ($14 million), and lower volumes of equipment and control systems ($9 million).

•
The decrease in Rest of World was due to the unfavorable impact of foreign currency translation ($19 million), and lower volumes in Latin America ($12 million) and Europe ($10 million), partially offset by higher volumes in the Middle East ($4 million). The net decrease in volumes was primarily attributable to unfavorable local economic conditions and the discontinuance of certain products.

Year-to-Date:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($138 million), partially offset by the unfavorable impact of foreign currency translation ($19 million) and lower volumes related to a prior year business divestiture ($17 million). The increase in volumes was primarily attributable to favorable market share changes.

•	Products North America was level with the prior year due to higher volumes of residential products ($10 million), offset by the unfavorable impact of foreign currency translation ($10 million).

•
The increase in Asia was due to incremental sales related to the JCH joint venture ($1,274 million) and higher service volumes ($29 million), partially offset by the unfavorable impact of foreign currency translation ($44 million), and lower volumes of equipment and control systems ($34 million).

•
The decrease in Rest of World was due to the unfavorable impact of foreign currency translation ($67 million), and lower volumes in Latin America ($28 million) and Europe ($23 million), partially offset by higher volumes in the Middle East($23 million). The net decrease in volumes was primarily attributable to unfavorable local economic conditions and the discontinuance of certain products.

Building Efficiency - Segment Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Systems and Service North America	$88	$84	5%	$181	$148	22%
Products North America	27	49	-45%	44	93	-53%
Asia	102	26	*	164	75	*
Rest of World	4	7	-43%	(1)	7	*
	$221	$166	33%	$388	$323	20%
* Measure not meaningful

Three Months:

•
The increase in Systems and Service North America was due to higher volumes ($22 million), partially offset by unfavorable margin rates ($7 million), current year transaction costs ($6 million), higher selling, general and administrative expenses ($3 million), lower income due to a prior year business divestiture ($1 million) and the unfavorable impact of foreign currency translation ($1 million).

•
The decrease in Products North America was due to higher selling, general and administrative expenses due to global product expansion and related sales force investments ($25 million), and current year transaction costs ($3 million), partially offset by favorable margin rates ($4 million), higher volumes ($1 million) and prior year transaction costs ($1 million).

•
The increase in Asia was due primarily to incremental operating income related to the JCH joint venture exclusive of global investments in related products and technologies ($85 million), prior year transaction and integration costs ($6 million), higher volumes ($3 million), and lower selling, general and administrative expenses ($2 million), partially offset by current year transaction and integration costs ($12 million), unfavorable margin rates ($6 million) and the unfavorable impact of foreign currency translation ($2 million).

•
The decrease in Rest of World was due to lower volumes ($5 million), current year transaction costs ($3 million), and higher selling, general and administrative expenses ($1 million), partially offset by a gain on acquisition of a partially-owned affiliate ($4 million) and higher equity income ($2 million).

Year-to-Date:

•
The increase in Systems and Service North America was due to higher volumes ($32 million), and lower selling, general and administrative expenses as a result of restructuring actions ($15 million), partially offset by current year transaction costs ($6 million), unfavorable margin rates ($3 million), the unfavorable impact of foreign currency translation ($3 million) and lower income due to a prior year business divestiture ($2 million).

•
The decrease in Products North America was due to higher selling, general and administrative expenses due to global product expansion and related sales force investments ($51 million), current year transaction costs ($4 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes ($3 million), prior year transaction costs ($2 million), higher equity income ($1 million) and favorable margin rates ($1 million).

•
The increase in Asia was due primarily to incremental operating income related to the JCH joint venture exclusive of global investments in related products and technologies ($106 million), prior year transaction and integration costs ($12 million), and lower selling, general and administrative expenses ($3 million), partially offset by current year transaction and integration costs ($24 million), the unfavorable impact of foreign currency translation ($6 million) and unfavorable margin rates ($2 million).

•
The decrease in Rest of World was due to lower volumes ($8 million), higher selling, general and administrative expenses ($7 million), current year transaction costs ($3 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher equity income ($7 million) and a gain on acquisition of a partially-owned affiliate ($4 million).

Automotive Experience - Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Seating	$4,177	$4,141	1%	$8,263	$8,276	0%
Interiors	121	1,092	-89%	268	2,240	-88%
	$4,298	$5,233	-18%	$8,531	$10,516	-19%

Three Months:

•
The increase in Seating was due to higher volumes ($161 million), partially offset by the unfavorable impact of foreign currency translation ($107 million), and net unfavorable pricing and commercial settlements ($18 million). The higher volumes were attributable to growth in North America and Asia, partially offset by softness in Europe and South America due to changes in automotive production levels.

•
The decrease in Interiors was due to the deconsolidation of the majority of the Interiors business in the prior year ($948 million) and lower volumes primarily due to plant wind downs ($25 million), partially offset by the favorable impact of foreign currency translation ($2 million).

Year-to-Date:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($365 million), and net unfavorable pricing and commercial settlements ($46 million), partially offset by higher volumes ($379 million) and incremental sales related to a prior year business acquisition ($19 million). The higher volumes were attributable to growth in North America and Asia, partially offset by softness in Europe and South America due to changes in automotive production levels.

•
The decrease in Interiors was due to the deconsolidation of the majority of the Interiors business in the prior year ($1,937 million), lower volumes primarily due to plant wind downs ($20 million), the unfavorable impact of foreign currency translation ($10 million), and net unfavorable pricing and commercial settlements ($5 million).

Automotive Experience - Segment Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Seating	$184	$229	-20%	$350	$430	-19%
Interiors	33	21	57%	45	54	-17%
	$217	$250	-13%	$395	$484	-18%

Three Months:

•
The decrease in Seating was due to current year separation costs related to the proposed Automotive Experience spin-off ($107 million), unfavorable mix due to lower volumes at higher margin platforms ($14 million) and the unfavorable impact of foreign currency translation ($5 million), partially offset by lower operating costs as a result of restructuring actions and operational efficiencies ($20 million), higher volumes ($15 million), net favorable pricing and commercial settlements ($13 million), lower selling, general and administrative expenses as a result of restructuring actions and other cost reduction initiatives ($12 million), lower purchasing costs resulting from supplier price concessions ($12 million), higher equity income ($6 million) and lower engineering expenses ($3 million).

•
The increase in Interiors was due to favorable settlements related to prior year business divestitures ($22 million), prior year transaction costs ($11 million), lower selling, general and administrative expenses ($6 million), and lower operating costs ($4 million), partially offset by the impact of the July 2, 2015 joint venture transaction and related prior year held for sale depreciation impact ($30 million), and lower volumes ($1 million).

Year-to-Date:

•
The decrease in Seating was due to current year separation costs related to the proposed Automotive Experience spin-off ($194 million), unfavorable mix due to lower volumes at higher margin platforms ($17 million) and the unfavorable impact of foreign currency translation ($15 million), partially offset by higher volumes ($39 million), lower selling, general and administrative expenses ($32 million) and lower operating costs ($28 million) as a result of restructuring actions and other cost reduction initiatives, lower purchasing costs resulting from supplier price concessions ($20 million), lower engineering expenses ($13 million), higher equity income ($8 million), net favorable pricing and commercial settlements ($4 million), and incremental operating income related to a prior year business acquisition ($2 million).

•
The decrease in Interiors was due to the impact of the July 2, 2015 joint venture transaction and related prior year held for sale depreciation impact ($54 million), net unfavorable pricing and commercial settlements ($5 million), the unfavorable impact of foreign currency translation ($1 million) and current year integration costs ($1 million), partially offset by favorable settlements related to prior year business divestitures ($22 million), prior year transaction costs ($17 million), lower selling, general and administrative expenses ($12 million), and lower operating costs ($1 million).

Power Solutions

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	2015	Change	2016	2015	Change

Net sales	$1,583	$1,588	0%	$3,323	$3,432	-3%
Segment income	264	264	0%	606	579	5%

Three Months:

•
Net sales decreased due to the unfavorable impact of foreign currency translation ($48 million) and the impact of lower lead costs on pricing ($40 million), partially offset by higher sales volumes ($52 million), and favorable pricing and product mix ($31 million). The increase in volumes was driven by higher absorbent glass mat (AGM) battery volumes and growth in China. Additionally, higher AGM volumes contributed to favorable product mix.

•
Segment income was level with the prior year due to higher volumes ($14 million), favorable pricing and product mix ($14 million), lower selling, general and administrative expenses due to lower employee related expenses and cost reduction initiatives ($9 million), and higher equity income ($1 million), offset by higher operating costs to satisfy supply for increased customer demand and launch costs associated with the addition of new capacity in China ($30 million), and the unfavorable impact of foreign currency translation ($8 million).

Year-to-Date:

•
Net sales decreased due to the unfavorable impact of foreign currency translation ($166 million) and the impact of lower lead costs on pricing ($85 million), partially offset by higher sales volumes ($107 million), and favorable pricing and product mix ($35 million). The increase in volumes was driven by higher AGM battery volumes and growth in China. Additionally, higher AGM volumes contributed to favorable product mix.

•
Segment income increased due to favorable pricing and product mix ($33 million), higher volumes ($31 million), lower selling, general and administrative expenses due to lower employee related expenses and cost reduction initiatives ($29 million), and higher equity income ($1 million), partially offset by higher operating costs to satisfy supply for increased customer demand and launch costs associated with the addition of new capacity in China ($39 million), and the unfavorable impact of foreign currency translation ($28 million).

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At March 31, 2016, unearned backlog was $4.7 billion, an increase compared to $4.6 billion at March 31, 2015. Adjusted for foreign currency, backlog was 2% higher compared to the second quarter of last year. Compared to prior year levels, Asia and Systems and Service North America segment backlogs increased, while Rest of World segment backlog decreased.

Financial Condition

Working Capital

	March 31,	September 30,		March 31,
(in millions)	2016	2015	Change	2015	Change

Current assets	$11,058	$10,469		$11,721
Current liabilities	(11,792)	(10,446)		(11,909)
	(734)	23	*	(188)	*

Less: Cash	(358)	(597)		(164)
Add: Short-term debt	1,236	52		1,321
Add: Current portion of long-term debt	647	813		815
Less: Assets held for sale	(17)	(55)		(1,969)
Add: Liabilities held for sale	—	42		1,511
Working capital (as defined)	$774	$278	*	$1,326	-42%

Accounts receivable	$5,987	$5,751	4%	$5,384	11%
Inventories	2,922	2,377	23%	2,414	21%
Accounts payable	5,360	5,174	4%	4,640	16%

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

•
The increase in working capital at March 31, 2016 as compared to September 30, 2015 was primarily due the impact of the JCH joint venture, timing of tax payments and lower accrued compensation and benefits primarily due to timing of incentive compensation payments. Compared to March 31, 2015, the decrease in working capital was primarily due an increase in accounts payable due to timing of supplier payments, partially offset by the impact of the JCH joint venture and an increase in account receivable due to timing of customer receipts.

•
The Company’s days sales in accounts receivable at March 31, 2016 were 56, equal to 56 at September 30, 2015 and higher than 55 at March 31, 2015. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the three months ended March 31, 2016 were slightly lower than the comparable periods ended September 30, 2015 and March 31, 2015, primarily due to changes in inventory production levels.

•	Days in accounts payable at March 31, 2016 were 68 days, lower than 74 days at the comparable period ended September 30, 2015, and higher than 67 days at the comparable period ended March 31, 2015.

Cash Flows

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015

Cash provided by operating activities	$634	$360	$621	$200
Cash used by investing activities	(233)	(200)	(617)	(454)
Cash provided (used) by financing activities	(448)	(222)	(234)	7
Capital expenditures	(261)	(294)	(543)	(556)

•
The increase in cash provided by operating activities for the three months ended March 31, 2016 was primarily due to higher income tax payments in the prior year and favorable changes in accounts receivable, partially offset by unfavorable changes in accounts payable and accrued liabilities. The increase in cash provided by operating activities for the six months ended March 31, 2016 was primarily due to higher income tax payments in the prior year, and favorable changes in accounts payable and accrued liabilities.

•
The increase in cash used by investing activities for the three months ended March 31, 2016 was primarily due to cash received from business divestitures in the prior year, partially offset by changes in long-term investments in the prior year and lower capital expenditures. The increase in cash used by investing activities for the six months ended March 31, 2016 was primarily due to cash paid for the JCH joint venture in the current year, partially offset by cash received from business divestitures in the prior year.

•
The increase in cash used by financing activities for the three and six months ended March 31, 2016 was primarily due to an increase in repayments of debt in the current year and an increase in dividends paid to noncontrolling interests related to the JCH joint venture in the current year, partially offset by prior year stock repurchases and short-term debt increases in the current year.

•
The decrease in capital expenditures for the three and six months ended March 31, 2016 primarily relates to lower capital investments in the Automotive Experience business, partially offset by higher capital investments in the Power Solutions business.

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

In the second quarter of fiscal 2016, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced for its Automotive Experience and Building Efficiency businesses, and at Corporate. As a result, the Company reviewed the long-lived assets for impairment and recorded a $29 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $9 million related to the Automotive Experience Seating segment, $8 million related to the Building Efficiency Products North America segment, $5 million related to Corporate assets, $4 million related to the Building Efficiency Asia segment and $3 million related to the Building Efficiency Rest of World segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at March 31, 2016.

At March 31, 2015, the Company concluded it did not have any significant triggering events requiring assessment of impairment of its long-lived assets.

Capitalization

	March 31,	September 30,		March 31,
(in millions)	2016	2015	Change	2015	Change

Short-term debt	$1,236	$52		$1,321
Current portion of long-term debt	647	813		815
Long-term debt	5,143	5,745		5,448
Total debt	7,026	6,610	6%	7,584	-7%

Shareholders’ equity attributable to Johnson Controls, Inc.	9,984	10,376	-4%	10,583	-6%

Total capitalization	$17,010	$16,986	0%	$18,167	-6%

Total debt as a % of total capitalization	41%	39%		42%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At March 31, 2016 and 2015, the Company had committed bilateral euro denominated revolving credit facilities totaling 200 million euro. Additionally, at March 31, 2016 and 2015, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $225 million. As of March 31, 2016, facilities in the amount of 200 million euro are scheduled to expire in fiscal year 2016 and facilities in the amount of $225 million are scheduled to expire in fiscal year 2017. There were draws of $90 million on these revolving facilities as of March 31, 2016.

•
In February 2016, the Company entered into a nine-month, $100 million, floating rate term loan scheduled to mature in November 2016. Proceeds from the term loan were used for general corporate purposes.

•
In February 2016, the Company terminated a 37 million euro committed revolving credit facility scheduled to mature in September 2016, and subsequently entered into a nine-month, 100 million euro, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

•	In January 2016, the Company entered into a ten-month, $200 million, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

•	In January 2016, the Company entered into a ten-month, $125 million, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

•
In January 2016, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2017. The Company drew on the full credit facility during the quarter ended March 31, 2016. Proceeds from the revolving credit facility were used for general corporate purposes.

•	In January 2016, the Company retired $800 million in principal amount, plus accrued interest, of its 5.5% fixed rate notes that matured in January 2016.

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

•
In February 2015, the Company entered into a seven-month, $150 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in September 2015.

•
In January 2015, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2016. The Company drew on the full credit facility during the quarter ended March 31, 2015. Proceeds from the revolving credit facility were used for general corporate purposes. The $90 million was repaid in September 2015.

•
In December 2014, the Company entered into a nine-month, $500 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in September 2015.

•
In December 2014, the Company entered into a nine-month, $100 million, floating rate term loan scheduled to mature in September 2015. Proceeds from the term loan were used for general corporate purposes. The loan was repaid in September 2015.

•
The Company also selectively makes use of short-term credit lines. The Company estimates that, as of March 31, 2016, it could borrow up to $1.6 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at March 31, 2016 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2016 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of March 31, 2016. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
In March 2016, the Company entered into a new credit agreement intended to replace its existing credit agreement upon the consummation of the expected merger between the Company and Tyco. The new credit agreement provides for a $2.0 billion revolving credit facility that matures in August 2020, which will become available only upon the consummation of the merger and the satisfaction of certain other closing conditions.

•
The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. The Company currently does not intend nor foresee a need to repatriate these funds. However, in fiscal 2016, the Company did provide income tax expense related to a change in the Company's assertion over permanently reinvested earnings as a result of the proposed spin-off of the Automotive Experience business. Except as noted, the Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund the Company’s domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by operations domestically, the Company could elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of the Company’s earnings. The Company has borrowed funds domestically and continues to have the ability to borrow funds domestically at reasonable interest rates.

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2016, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $11.0 billion and there was a maximum of $250 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 will be effective prospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," and in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08 and ASU No. 2016-10 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 was effective for the Company for the quarter ended December 31, 2015. The adoption of this guidance did not have any impact on the Company's consolidated financial statements as there were no dispositions or disposals during the quarter ended December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as ofMarch 31, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $25 million, $23 million and $22 million at March 31, 2016, September 30, 2015 and March 31, 2015, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Building Efficiency businesses. At March 31, 2016, September 30, 2015 and March 31, 2015, the Company recorded conditional asset retirement obligations of $76 million, $59 million and $64 million, respectively.

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

On March 1, 2016, a putative class action lawsuit, Wandel v. Tyco International plc, et al., Docket No. C-000010-16, was filed in the Superior Court of New Jersey naming Tyco, the individual members of its board of directors, the Company and Merger Sub as defendants. The complaint alleges that Tyco’s directors breached their fiduciary duties and exercised their powers as directors in a manner oppressive to the public shareholders of Tyco in violation of Irish law by, among other things, failing to take steps to maximize shareholder value and failing to protect against purported conflicts of interest. The complaint further alleges that Tyco, the Company and Merger Sub aided and abetted Tyco’s directors in the breach of their fiduciary duties. The complaint seeks, among other things, to enjoin the merger. We believe that the allegations in the complaint with respect to the Company are without merit.

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

ITEM 1A. RISK FACTORS

Due to the Company's proposed combination with Tyco, there have been material changes to the risk factors presented in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. For a complete discussion of the Company's risk factors, refer to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2015 and the following risk factors relating to the proposed merger with Tyco:

Risk Relating to the Proposed Merger with Tyco

Completion of the merger with Tyco is subject to a number of conditions, and if these conditions are not satisfied or waived (if permissible under applicable law), the merger will not be completed.
Consummation of the merger of the Company with Tyco is subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two thirds of the Company’s shares entitled to vote on such matter, (ii) the approval by Tyco’s shareholders at a special meeting of the Tyco shareholders (the "Tyco Special Meeting") of (A) the issuance of Tyco shares in connection with the merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to "Johnson Controls plc," by at least 75% of the votes cast on these matters at the Tyco Special Meeting, (iii) the expiration or termination of any waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the merger on the terms set forth in the Merger Agreement. There can be no assurance that the conditions to the completion of the merger will be satisfied or waived (if permissible under applicable law) or that the merger will be completed. Additionally, if the merger is not completed because the Merger Agreement is terminated under certain circumstances, the Company may be required to pay Tyco a termination fee of up to $500 million and/or reimburse Tyco’s expenses of up to $35 million plus up to an additional $65 million of Tyco’s financing expenses (which reimbursement would be deducted from any termination fee owed to Tyco).
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
Changes to laws and regulations may jeopardize or delay the merger.
Each of the Company board of directors and the Tyco board of directors may, subject to certain limitations, make a change of recommendation in response to an effect that occurs after the date of the Merger Agreement, including any change in or issuance of, or proposed change in or issuance of, applicable law (whether or not yet approved or effective), if such board of directors has concluded in good faith (after consultation with its financial advisors and outside legal counsel) that the effect would reasonably be expected to materially adversely affect the expected benefits of the merger to the company’s shareholders from a financial point of view and that failure to change such recommendation would be inconsistent with the directors’ fiduciary duties. In the event of such a change of recommendation, the other party may terminate the Merger Agreement. In addition, either party may terminate the Merger Agreement in response to any such effect that is a change in or issuance of, or proposed change in or issuance of, applicable law, subject to certain limitations. Accordingly, any changes in applicable laws or regulations could jeopardize or delay the merger and/or have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and/or share price.
Company shareholders cannot be sure of the value of the consideration they will receive in the merger.
The exact value of the per share merger consideration to be received by the Company’s shareholders will depend in part on the price per share of Tyco ordinary shares at the closing of the merger. This price will not be known at the time of the Company’s special meeting. The market price of Tyco ordinary shares is subject to general price fluctuations in the market for publicly traded equity securities and has experienced volatility in the past. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the businesses, operations and prospects of Tyco, and an evolving regulatory landscape. Market assessments of the benefits of the merger and the likelihood that the merger will be consummated, as well as general and industry specific market and economic conditions, may also impact the market price of Tyco ordinary shares. Many of these factors are beyond the Company’s and Tyco’s control. Shareholders should obtain current market price quotations for Tyco ordinary shares, but the price at the effective time of the merger may be greater than, the same as or less than such price quotations.
Company shareholders may receive a form of consideration different from what they elect.
Company shareholders will be entitled to elect to receive, for each share of Company common stock held at the effective time of the merger, either: (i) one (1) ordinary share of the combined company (also referred to as the "Share Consideration"); or (ii) an amount in cash equal to $34.88 (also referred to as the "Cash Consideration"). Elections by Company shareholders for the Share Consideration and the Cash Consideration will be subject to proration procedures set forth in the Merger Agreement, such that Company shareholders will receive in the aggregate approximately $3.864 billion in cash. Depending on the elections made by other Company shareholders, each Company shareholder who elects to receive the Share Consideration for all of their shares of Company common stock in the merger may receive a portion of their merger consideration in cash, and each Company shareholder who elects to receive the Cash Consideration for all of their shares of Company common stock in the merger may receive a portion of their merger consideration in shares. A Company shareholder who elects to receive a combination of the Cash Consideration and the Share Consideration for their shares of Company common stock in the merger may receive the Cash Consideration and the Share Consideration in a proportion different from that which such shareholder elected. This could result in, among other things, tax consequences that differ from those that would have resulted if such Company shareholder had received the form of consideration that the shareholder had elected.

The Merger Agreement contains provisions that restrict the ability of the Company board of directors to pursue alternatives to the merger and to change its recommendation that Company shareholders vote for the approval of the Merger Agreement. In specified circumstances, the Company could be required to pay an indirect wholly owned subsidiary of Tyco a termination fee of up to $500 million.

Under the Merger Agreement, the Company is generally prohibited from soliciting, initiating or knowingly encouraging, negotiating or furnishing information with regard to, any inquiry, proposal or offer for a competing proposal with any person. In addition, the Company may not terminate the Merger Agreement to enter into any agreement with respect to a superior proposal. If the Company board of directors (after consultation with the Company’s financial advisors and legal counsel) effects a change of recommendation in response to a superior proposal and the Tyco board of directors confirms (after consultation with Tyco’s financial advisors and legal counsel) that it does not intend to change its recommendation, Tyco may be entitled to terminate the Merger Agreement and the Company may be required to pay an indirect wholly owned subsidiary of Tyco a termination fee of $375 million. If the Company receives a competing proposal, the Company’s shareholders subsequently vote down the transaction and the Company consummates a competing proposal or enters into a definitive agreement providing for a competing proposal within 12 months, the Company may be required to pay an indirect wholly owned subsidiary of Tyco a termination fee of $375 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to the Company and its shareholders than the merger. If the Company board of directors effects a change of recommendation other than in response to a superior proposal and the Tyco board of directors confirms that it does not intend to change its recommendation, the Company may be required to pay an indirect wholly owned subsidiary of Tyco a termination fee of either $375 million or (if the change is in response to a change in or issuance of, or proposed change in or issuance of, applicable law) $500 million if the Merger Agreement is terminated by the Company or Tyco. In addition, if the Company terminates the agreement in response to a change in or issuance of, or proposed change in or issuance of, applicable law and the Tyco board confirms that the merger continues to be in the best interests of Tyco and the Tyco shareholders, the Company may be required to pay an indirect wholly owned subsidiary of Tyco a termination fee of $500 million. Additionally, the Company may be required to reimburse up to $35 million of Tyco’s expenses plus up to an additional $65 million of Tyco’s financing costs upon termination of the Merger Agreement by Tyco or the Company due to the failure of the Company shareholders to approve the Merger Agreement at the Company’s special meeting.

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
Other factors may prevent the combined company from realizing the anticipated benefits of the merger or impact its future performance. These include, among other items, the possibility that the contingent liabilities of either party (including contingent tax liabilities) are larger than expected, the existence of unknown liabilities, adverse consequences and unforeseen increased expenses associated with the merger and possible adverse tax consequences to the combined company pursuant to changes in applicable tax laws, regulations or other administrative guidance (including potential adverse tax consequences that could result if recently proposed Treasury regulations concerning the treatment of related-party debt or recently introduced anti-inversion legislative proposals were to be enacted in their current form). In addition, the combined company may be subject to additional restrictions resulting from Tyco’s incurrence of debt in connection with the merger.

The market price for the combined company ordinary shares following the closing of the merger may be affected by factors different from those that historically have affected or currently affect Company common stock and Tyco ordinary shares.
Upon consummation of the merger, holders of shares of Company common stock (other than the Company, Tyco or Merger Sub, subsidiaries of the Company and holders of shares that are converted into the right to receive the Cash Consideration) and holders of Tyco ordinary shares will both hold combined company ordinary shares. Tyco’s businesses differ from those of the Company, and vice versa, and accordingly the results of operations of the combined company will be affected by some factors that are different from those currently affecting the results of operations of the Company and those currently affecting the results of operations of Tyco.
Company shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management.
Company shareholders currently have the right to vote in the election of the Company’s board of directors and on other matters affecting the Company. Upon the consummation of the merger, each Company shareholder will become a shareholder of the combined company with a percentage ownership of the combined company that is smaller than the shareholder’s prior percentage ownership of the Company. After consummation of the merger, Company shareholders are expected to own approximately 56% of the issued and outstanding ordinary shares of the combined company. Because of this, Company shareholders will have less influence on the management and policies of the combined company than they now have on the management and policies of the Company. In addition, former Company shareholders will own only approximately 56% of the shares of Adient following the spin-off of Adient.
Company shareholders will receive ordinary shares of the combined company as a result of the merger, which have rights different from shares of Company common stock.
Upon consummation of the merger, the rights of former Company shareholders who receive Tyco ordinary shares, which will become the ordinary shares of the combined company, will be governed by the Tyco memorandum and articles of association, which, subject to the amendments contemplated by the Merger Agreement, will become the memorandum and articles of association of the combined company, and by Irish law. The rights associated with shares of Company common stock are different from the rights associated with Tyco ordinary shares. Material differences between the rights of shareholders of the Company and the rights of shareholders of Tyco include differences with respect to, among other things, distributions, dividends, share repurchases and redemptions, the election of directors, the removal of directors, the fiduciary and statutory duties of directors, conflicts of interests of directors, the indemnification of directors and officers, limitations on director liability, the convening of annual meetings of shareholders and special shareholder meetings, notice provisions for meetings, the quorum for shareholder meetings, the adjournment of shareholder meetings, the exercise of voting rights, shareholder action by written consent, shareholder suits, shareholder approval of certain transactions, rights of dissenting shareholders, anti-takeover measures and provisions relating to the ability to amend the governing documents.
Failure to consummate the merger could negatively impact the Company and its future operations.
If the merger is not consummated for any reason, the Company may be subjected to a number of material risks. The price of Company common stock may decline to the extent that the current market price reflects a market assumption that the merger will be consummated. In addition, some costs related to the merger must be paid by the Company whether or not the merger is consummated. Furthermore, the Company may experience negative reactions from its shareholders, customers and employees.
Legal proceedings in connection with the merger, the outcomes of which are uncertain, could delay or prevent the completion of the merger.
In connection with the merger, a putative class action lawsuit has been filed by a purported Tyco shareholder alleging claims against Tyco, the individual members of its board of directors, the Company and Merger Sub. The complaint seeks, among other things, to enjoin the merger. The outcome of such litigation is uncertain.  If the case is not resolved, the lawsuit could prevent or delay the completion of the merger and result in additional costs to the Company. Additional plaintiffs may file additional lawsuits against Tyco, the Company and/or the directors and officers of either company in connection with the merger. Such additional legal proceedings could also prevent or delay the completion of the merger and result in additional costs to the Company.
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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended March 31, 2016.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/16 - 1/31/16
Purchases by Company	—	—	—	$1,039,079,297
2/1/16 - 2/29/16
Purchases by Company	—	—	—	$1,039,079,297
3/1/16 - 3/31/16
Purchases by Company	—	—	—	$1,039,079,297
1/1/16 - 1/31/16
Purchases by Citibank	—	—	—	NA
2/1/16 - 2/29/16
Purchases by Citibank	—	—	—	NA
3/1/16 - 3/31/16
Purchases by Citibank	—	—	—	NA

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 66 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: April 29, 2016	By:	/s/ Brian J. Stief
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

4.1
Amendment No. 1 to Credit Agreement, dated as of March 10, 2016, among Johnson Controls, Inc., the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 16, 2016) (Commission File No. 1-5097).

4.2
Credit Agreement, dated as of March 10, 2016, among Johnson Controls, Inc., the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 16, 2016) (Commission File No. 1-5097).

10.1
Amended and Restated Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed January 27, 2016) (Commission File No. 1-5097) (Commission File No. 1-5097).

10.2
Amended and Restated Change of Control Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed January 27, 2016) (Commission File No. 1-5097).

10.3	Amendment to the Amended and Restated Change of Control Executive Employment Agreement, dated as of April 1, 2016, by and between Johnson Controls, Inc. and Alex Molinaroli.

10.4	Global Assignment Letter between Johnson Controls, Inc. and Trent Nevill dated as of April 1, 2016.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated April 29, 2016, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.