Form 10-Q
period 2016-06-30
JOHNSON CONTROLS INC
filed 2016-07-29
CIK 53669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2016
Common Stock: $1.00 par value per share	637,745,892

JOHNSON CONTROLS, INC.
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls, Inc. Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	June 30, 2016	September 30, 2015	June 30, 2015
Assets

Cash and cash equivalents	$467	$597	$213
Accounts receivable - net	6,170	5,751	5,597
Inventories	2,972	2,377	2,489
Assets held for sale	17	55	2,090
Other current assets	2,221	1,689	2,070
Current assets	11,847	10,469	12,459

Property, plant and equipment - net	6,374	5,870	5,922
Goodwill	7,093	6,824	6,850
Other intangible assets - net	1,568	1,516	1,545
Investments in partially-owned affiliates	2,665	2,143	1,339
Noncurrent assets held for sale	—	—	710
Other noncurrent assets	2,332	2,773	3,061
Total assets	$31,879	$29,595	$31,886

Liabilities and Equity

Short-term debt	$2,189	$52	$987
Current portion of long-term debt	670	813	814
Accounts payable	5,455	5,174	4,791
Accrued compensation and benefits	1,093	1,090	969
Liabilities held for sale	—	42	1,610
Other current liabilities	3,479	3,275	2,895
Current liabilities	12,886	10,446	12,066

Long-term debt	5,139	5,745	5,734
Pension and postretirement benefits	727	767	776
Other noncurrent liabilities	2,353	1,886	2,250
Long-term liabilities	8,219	8,398	8,760

Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	251	212	220

Common stock, $1.00 par value	718	717	716
Capital in excess of par value	3,119	3,030	3,006
Retained earnings	10,575	10,838	10,656
Treasury stock, at cost	(3,639)	(3,152)	(2,788)
Accumulated other comprehensive loss	(1,174)	(1,057)	(935)
Shareholders’ equity attributable to Johnson Controls, Inc.	9,599	10,376	10,655
Noncontrolling interests	924	163	185
Total equity	10,523	10,539	10,840
Total liabilities and equity	$31,879	$29,595	$31,886

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales
Products and systems*	$8,558	$8,681	$24,772	$25,771
Services*	958	927	2,704	2,659
	9,516	9,608	27,476	28,430
Cost of sales
Products and systems*	6,965	7,256	20,369	21,722
Services*	664	646	1,858	1,820
	7,629	7,902	22,227	23,542

Gross profit	1,887	1,706	5,249	4,888

Selling, general and administrative expenses	(1,185)	(975)	(3,411)	(2,955)
Restructuring and impairment costs	(102)	—	(331)	—
Net financing charges	(69)	(75)	(211)	(215)
Equity income	134	91	387	275

Income from continuing operations before income taxes	665	747	1,683	1,993

Income tax provision	206	215	1,203	465

Net income from continuing operations	459	532	480	1,528

Loss from discontinued operations, net of tax	—	(325)	—	(218)

Net income	459	207	480	1,310

Income from continuing operations attributable to noncontrolling interests	76	29	177	92

Income from discontinued operations attributable to noncontrolling interests	—	—	—	4

Net income attributable to Johnson Controls, Inc.	$383	$178	$303	$1,214

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income from continuing operations	$383	$503	$303	$1,436
Loss from discontinued operations (Note 4)	—	(325)	—	(222)
Net income	$383	$178	$303	$1,214

Basic earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$0.59	$0.77	$0.47	$2.19
Discontinued operations	—	(0.50)	—	(0.34)
Net income	$0.59	$0.27	$0.47	$1.85

Diluted earnings (loss) per share attributable to Johnson Controls, Inc.
Continuing operations	$0.59	$0.76	$0.47	$2.16
Discontinued operations	—	(0.49)	—	(0.33)
Net income	$0.59	$0.27	$0.47	$1.83

*	Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical services.

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc. Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Net income	$459	$207	$480	$1,310

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(141)	147	(115)	(708)
Realized and unrealized gains (losses) on derivatives	4	(1)	6	(4)
Pension and postretirement plans	—	—	—	(3)

Other comprehensive income (loss)	(137)	146	(109)	(715)

Total comprehensive income	322	353	371	595

Comprehensive income attributable to noncontrolling interests	74	34	185	79

Comprehensive income attributable to Johnson Controls, Inc.	$248	$319	$186	$516

The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Operating Activities
Net income attributable to Johnson Controls, Inc.	$383	$178	$303	$1,214
Income from continuing operations attributable to noncontrolling interests	76	29	177	92
Income from discontinued operations attributable to noncontrolling interests	—	—	—	4
Net income	459	207	480	1,310
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	235	218	680	647
Pension and postretirement benefit income	(13)	(1)	(47)	(16)
Pension and postretirement contributions	(41)	(25)	(94)	(77)
Equity in earnings of partially-owned affiliates, net of dividends received	5	(70)	(202)	(239)
Deferred income taxes	5	400	336	648
Non-cash restructuring and impairment costs	51	—	80	—
Gain on divestitures	(14)	—	(14)	(200)
Fair value adjustment of equity investment	—	—	(4)	—
Equity-based compensation	25	26	76	72
Other	(9)	1	(4)	—
Changes in assets and liabilities, excluding acquisitions and divestitures:
Receivables	(188)	(167)	(113)	(56)
Inventories	(65)	(72)	(233)	(173)
Other assets	(181)	(27)	(47)	(134)
Restructuring reserves	1	(37)	68	(182)
Accounts payable and accrued liabilities	268	267	(43)	(189)
Accrued income taxes	(463)	(57)	(223)	(548)
Cash provided by operating activities	75	663	696	863

Investing Activities
Capital expenditures	(279)	(264)	(822)	(820)
Sale of property, plant and equipment	14	8	28	25
Acquisition of businesses, net of cash acquired	—	—	(133)	(22)
Business divestitures, net of cash divested	14	—	54	141
Changes in long-term investments	—	1	—	(44)
Other	(3)	7	2	18
Cash used by investing activities	(254)	(248)	(871)	(702)

Financing Activities
Increase (decrease) in short-term debt - net	945	(305)	2,085	860
Increase in long-term debt	—	299	—	299
Repayment of long-term debt	(10)	(45)	(824)	(185)
Stock repurchases	(475)	(190)	(475)	(1,000)
Payment of cash dividends	(188)	(170)	(544)	(487)
Proceeds from the exercise of stock options	14	69	34	231
Cash paid to acquire a noncontrolling interest	—	(13)	(2)	(13)
Dividends paid to noncontrolling interests	(13)	(23)	(240)	(43)
Other	1	18	6	(15)
Cash provided (used) by financing activities	274	(360)	40	(353)
Effect of exchange rate changes on cash and cash equivalents	14	(6)	5	(24)
Cash held for sale	—	—	—	20
Increase (decrease) in cash and cash equivalents	109	49	(130)	(196)
Cash and cash equivalents at beginning of period	358	164	597	409
Cash and cash equivalents at end of period	$467	$213	$467	$213
The accompanying notes are an integral part of the financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Johnson Controls, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2015 filed with the SEC on November 18, 2015, portions of which (including Part I, Item 1. Business, and the following items from Part II of the Annual Report: Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis and Item 8. Financial Statements and Supplementary Data) were recast in the Company's Current Report on Form 8-K filed with the SEC on March 3, 2016. The results of operations for the three and nine month periods ended June 30, 2016 are not necessarily indicative of results for the Company’s 2016 fiscal year because of seasonal and other factors.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended June 30, 2016, September 30, 2015 and June 30, 2015, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three and nine month periods ended June 30, 2016 and 2015 was not material. The VIE is named as a co-obligor under a third party debt agreement in the amount of $147 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

$62 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	June 30, 2016	September 30, 2015	June 30, 2015

Current assets	$265	$281	$252
Noncurrent assets	123	128	131
Total assets	$388	$409	$383

Current liabilities	$200	$232	$206
Noncurrent liabilities	31	34	35
Total liabilities	$231	$266	$241

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fisca1 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $65 million, $62 million and $62 million at June 30, 2016, September 30, 2015 and June 30, 2015, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

The impact of all adjustments made to the June 30, 2015 consolidated statements of financial position presented is summarized in the following table (in millions):

	June 30, 2015
	Previously Reported	Revised	Effect of Change
Consolidated Statement of Financial Position
Other current assets	$2,553	$2,070	$(483)
Other noncurrent assets	2,660	3,061	401
Other current liabilities	2,962	2,895	(67)
Other noncurrent liabilities	2,265	2,250	(15)

2.	New Accounting Standards

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU No. 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. ASU No. 2016-13 will be effective for the Company for the quarter ended December 31, 2020, with early adoption permitted for the quarter ended December 31, 2019. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 will be effective for the Company for the quarter ending December 31, 2018, and early adoption is not permitted, with certain exceptions. The changes are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective prospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

3.	Acquisitions and Divestitures

On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings. The Company acquired a 60 percent ownership interest in the new entity for approximately $133 million ($563 million purchase price less cash acquired of $430 million). The purchase price, net of cash acquired, was paid in the nine months ended June 30, 2016. In connection with the acquisition, the Company recorded goodwill of $260 million related to purchase price allocations. The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

In the first nine months of fiscal 2016, the Company completed one acquisition for a purchase price, net of cash acquired, of $3 million, none of which was paid as of June 30, 2016. The acquisition was not material to the Company's consolidated financial statements. In connection with the acquisition, the Company recorded goodwill of $5 million. The purchase price allocation may be subsequently adjusted to reflect the final valuation study. The acquisition increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded a non-cash gain of $4 million in equity income for the Building Efficiency Rest of World segment to adjust the Company's existing equity investment in the partially-owned affiliate to fair value.

In the three months ended June 30, 2016, the Company completed a divestiture for a sales price of $16 million, $14 million of which was received as of June 30, 2016. The divestiture was not material to the Company's consolidated financial statements. In connection with the divestiture, the Company recorded a gain of $14 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $3 million in the Building Efficiency Systems and Service North America segment.

In the first nine months of fiscal 2016, the Company received $40 million in cash proceeds related to prior year business divestitures.

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

In the first nine months of fiscal 2015, the Company adjusted the purchase price allocation of the fiscal 2014 acquisition of Air Distribution Technologies Inc. (ADTi). The adjustment was made as a result of a true-up to the purchase price in the amount of $4 million, all of which was paid in the nine months ended June 30, 2015. Also, in connection with this acquisition, the Company recorded additional goodwill of $34 million in fiscal 2015 related to the purchase price allocations. In fiscal 2014, the Company recorded goodwill of $837 million in the Building Efficiency Products North America segment as a result of the ADTi acquisition.

In the three months ended March 31, 2015, the Company completed the sale of its interests in two Global Workplace Solutions (GWS) joint ventures to Brookfield Asset Management, Inc. The selling price, net of cash divested, was $141 million, all of which was received as of the nine months ended June 30, 2015. In connection with the sale, the Company recorded a $200 million gain, $127 million net of tax, within income from discontinued operations, net of tax on the consolidated statements of income and reduced goodwill in assets held for sale by $20 million.

4.	Discontinued Operations

On March 31, 2015, the Company announced that it had reached a definitive agreement to sell the remainder of the GWS business to CBRE Group Inc. (CBRE), subject to regulatory and other approvals. The sale closed on September 1, 2015. The agreement includes a 10-year strategic relationship between the Company and CBRE. The Company is the preferred provider of HVAC equipment, building automation systems and related services to the portfolio of real estate and corporate facilities managed globally by CBRE and GWS. The Company also engages GWS for facility management services. The annual cash flows resulting from these activities with the legacy GWS business are not currently significant nor are they expected to become significant in the future.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation. The Company did not allocate any general corporate overhead to discontinued operations. The assets and liabilities of the GWS segment were reflected as held for sale in the consolidated statements of financial position at June 30, 2015.

The following table summarizes the results of GWS, reclassified as discontinued operations for the three and nine month periods ended June 30, 2015 (in millions):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2015	2015

Net sales	$704	$2,549

Income from discontinued operations before income taxes	14	283
Provision for income taxes on discontinued operations	339	501
Income from discontinued operations attributable to noncontrolling interests, net of tax	—	4
Loss from discontinued operations	$(325)	$(222)

For the nine months ended June 30, 2015, the income from discontinued operations before income taxes included a $200 million gain on divestiture of the Company's interest in two GWS joint ventures. For the three and nine months ended June 30, 2015, the income from discontinued operations before income taxes included transaction costs of $22 million and $39 million, respectively.

For the three months ended June 30, 2015, the effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to a third quarter discrete non-cash tax charge of $335 million related to the change in the Company's assertion over reinvestment of foreign undistributed earnings, partially offset by foreign tax rate differentials. For the nine months ended June 30, 2015, the effective tax rate was greater than the U.S. federal statutory rate of 35% primarily due to a second and third quarter discrete non-cash tax charge of $67 million and $335 million, respectively, related to the change in the Company's assertion over reinvestment of foreign undistributed earnings as well as the tax consequences of the sale of the GWS joint ventures, partially offset by foreign tax rate differentials.

Assets and Liabilities Held for Sale

At June 30, 2016, $17 million of certain corporate assets were classified as held for sale.

In April 2015, the Company signed an agreement formally establishing the previously announced automotive interiors joint venture with Yanfeng Automotive Trim Systems. The formation of the joint venture closed on July 2, 2015. The assets and liabilities to be contributed to the joint venture met the criteria to be classified as held for sale beginning in the third quarter of fiscal 2014.

At March 31, 2015, the Company determined certain product lines of the Automotive Experience Interiors segment that would not be contributed to the aforementioned automotive interiors joint venture also met the criteria to be classified as held for sale. At September 30, 2015, $55 million of assets and $42 million of liabilities related to certain product lines of the Automotive Experience Interiors segment which were not contributed to the automotive interiors joint venture were classified as held for sale. At June 30, 2016, these product lines no longer met the criteria to be classified as held for sale.

The Interiors businesses classified as held for sale did not meet the criteria to be classified as a discontinued operation primarily due to the Company's continuing involvement in these operations following the divestiture.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

The following table summarizes the carrying value of the Interiors and GWS assets and liabilities held for sale (in millions):

	June 30, 2015
	Interiors	Global Workplace Solutions	Total

Accounts receivable - net	$563	$620	$1,183
Inventories	239	6	245
Other current assets	211	71	282
Property, plant and equipment - net	624	36	660
Goodwill	21	221	242
Other intangible assets - net	3	18	21
Investments in partially-owned affiliates	44	—	44
Other noncurrent assets	25	60	85
Assets held for sale	$1,730	$1,032	$2,762

Short-term debt	$48	$2	$50
Accounts payable	670	448	1,118
Accrued compensation and benefits	59	73	132
Other current liabilities	164	137	301
Liabilities held for sale	$941	$660	$1,601

In addition to the above, at June 30, 2015, the Company determined that certain product lines of its Building Efficiency North America Systems and Service and Products North America segments met the criteria to be classified as held for sale. At June 30, 2015, $38 million of assets and $9 million of liabilities related to these product lines were classified as held for sale. The Company completed the divestitures of these product lines in the fourth quarter of fiscal 2015.

5.	Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $370 million, $453 million and $461 million at June 30, 2016, September 30, 2015 and June 30, 2015, respectively. Billings in excess of costs and earnings related to these contracts were $311 million, $340 million and $359 million at June 30, 2016, September 30, 2015 and June 30, 2015, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

	June 30, 2016	September 30, 2015	June 30, 2015

Raw materials and supplies	$1,212	$1,084	$1,053
Work-in-process	460	369	428
Finished goods	1,300	924	1,008
Inventories	$2,972	$2,377	$2,489

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
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

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three month period ended September 30, 2015 and the nine month period ended June 30, 2016 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	June 30,				September 30,
	2015				2015

Building Efficiency
Systems and Service North America	$980	$—	$—	$(2)	$978
Products North America	1,703	—	(3)	1	1,701
Asia	401	—	—	(12)	389
Rest of World	306	—	—	4	310
Automotive Experience
Seating	2,370	—	(4)	(2)	2,364
Power Solutions	1,090	—	—	(8)	1,082
Total	$6,850	$—	$(7)	$(19)	$6,824

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				June 30,
	2015				2016

Building Efficiency
Systems and Service North America	$978	$—	$(3)	$—	$975
Products North America	1,701	—	—	—	1,701
Asia	389	260	—	—	649
Rest of World	310	5	—	(3)	312
Automotive Experience
Seating	2,364	—	—	10	2,374
Power Solutions	1,082	—	—	—	1,082
Total	$6,824	$265	$(3)	$7	$7,093

At June 30, 2015, accumulated goodwill impairment charges included $430 million and $47 million related to the Automotive Experience Interiors and Building Efficiency Rest of World - Latin America reporting units, respectively.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	June 30, 2016			September 30, 2015			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$47	$(28)	$19	$80	$(59)	$21	$83	$(60)	$23
Customer relationships	1,015	(251)	764	975	(206)	769	986	(195)	791
Miscellaneous	398	(156)	242	307	(123)	184	304	(116)	188
Total amortized intangible assets	1,460	(435)	1,025	1,362	(388)	974	1,373	(371)	1,002
Unamortized intangible assets
Trademarks/trade names	543	—	543	542	—	542	543	—	543
Total intangible assets	$2,003	$(435)	$1,568	$1,904	$(388)	$1,516	$1,916	$(371)	$1,545

Amortization of other intangible assets for the three month periods ended June 30, 2016 and 2015 was $26 million and $24 million, respectively. Amortization of other intangible assets for the nine month periods ended June 30, 2016 and 2015 was $74 million and $70 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2017, 2018, 2019, 2020 and 2021 will be approximately $104 million, $102 million, $86 million, $77 million and $67 million per year, respectively.

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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the nine months ended June 30, 2016 and 2015 were as follows (in millions):

	Nine Months Ended June 30,
	2016	2015

Balance at beginning of period	$300	$319
Accruals for warranties issued during the period	237	200
Accruals from acquisition and divestitures	53	—
Accruals related to pre-existing warranties (including changes in estimates)	(3)	(7)
Settlements made (in cash or in kind) during the period	(223)	(199)
Currency translation	2	(5)
Balance at end of period	$366	$308

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

9.	Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $331 million of restructuring and impairment costs in the consolidated statements of income, of which $229 million was recorded in the second quarter and $102 million was recorded in the third quarter of fiscal 2016. This is the total amount incurred to date for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience and Building Efficiency businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and immaterial changes in estimates to prior year plans. Of the restructuring and impairment costs recorded, $196 million related to the Automotive Experience Seating segment, $65 million related to Corporate, $26 million related to the Building Efficiency Asia segment, $17 million related to the Automotive Experience Interiors segment, $16 million related to the Building Efficiency Rest of World segment, $9 million related to the Building Efficiency Products North America segment, and $2 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in fiscal 2017.

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$194	$29	$6	$—	$229
Utilized—cash	(3)	—	(1)	—	(4)
Utilized—noncash	—	(29)	—	2	(27)
Balance at March 31, 2016	$191	$—	$5	$2	$198
Additional restructuring costs	35	51	16	—	102
Utilized—cash	(5)	—	—	—	(5)
Utilized—noncash	—	(51)	—	(2)	(53)
Balance at June 30, 2016	$221	$—	$21	$—	$242

In fiscal 2015, the Company committed to a significant restructuring plan (2015 Plan) and recorded $397 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $182 million related to the Automotive Experience Seating segment, $166 million related to Corporate, $13 million related to the Building Efficiency Rest of World segment, $11 million related to the Power Solutions segment, $11 million related to the Building Efficiency Asia segment, $11 million related to the Building Efficiency Products North America segment and $3 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in 2016.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

The following table summarizes the changes in the Company’s 2015 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$191	$183	$23	$—	$397
Utilized—cash	—	—	—	—	—
Utilized—noncash	—	(183)	—	—	(183)
Balance at September 30, 2015	$191	$—	$23	$—	$214
Utilized—cash	(49)	—	(23)	—	(72)
Utilized—noncash	—	—	—	—	—
Balance at June 30, 2016	$142	$—	$—	$—	$142

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

The following table summarizes the changes in the Company’s 2014 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$191	$134	$47	$5	$—	$377
Utilized—cash	(8)	—	—	—	—	(8)
Utilized—noncash	—	(134)	(47)	—	(6)	(187)
Balance at September 30, 2014	$183	$—	$—	$5	$(6)	$182
Utilized—cash	(65)	—	—	(5)	—	(70)
Utilized—noncash	—	—	—	—	(13)	(13)
Balance at September 30, 2015	$118	$—	$—	$—	$(19)	$99
Utilized—cash	(53)	—	—	—	—	(53)
Utilized—noncash	—	—	—	—	(2)	(2)
Balance at June 30, 2016	$65	$—	$—	$—	$(21)	$44

In fiscal 2013, the Company committed to a significant restructuring plan (2013 Plan) and recorded $903 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

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

The following table summarizes the changes in the Company’s 2013 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$392	$156	$430	$7	$—	$985
Utilized—cash	(26)	—	—	—	—	(26)
Utilized—noncash	—	(156)	(430)	(4)	4	(586)
Transfer to liabilities held for sale	(31)	—	—	—	—	(31)
Balance at September 30, 2013	$335	$—	$—	$3	$4	$342
Utilized—cash	(144)	—	—	(3)	—	(147)
Utilized—noncash	—	—	—	—	(11)	(11)
Transfer from liabilities held for sale	31	—	—	—	—	31
Transfer to liabilities held for sale	(24)	—	—	—	—	(24)
Balance at September 30, 2014	$198	$—	$—	$—	$(7)	$191
Utilized—cash	(113)	—	—	—	—	(113)
Utilized—noncash	—	—	—	—	(10)	(10)
Balance at September 30, 2015	$85	$—	$—	$—	$(17)	$68
Utilized—cash	(39)	—	—	—	—	(39)
Utilized—noncash	—	—	—	—	(1)	(1)
Balance at June 30, 2016	$46	$—	$—	$—	$(18)	$28

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

The Company's fiscal 2016, 2015, 2014 and 2013 restructuring plans included workforce reductions of approximately 17,800 employees (10,700 for the Automotive Experience business, 6,100 for the Building Efficiency business, 900 for the Power Solutions business and 100 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2016, approximately 11,200 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twenty-seven plant closures (twenty for Automotive Experience and seven for Building Efficiency). As of June 30, 2016, eleven of the twenty-seven plants have been closed.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
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

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. For the three months ended June 30, 2016, the Company's effective tax rate for continuing operations was 31% and was lower than the U.S. federal statutory rate of 35% primarily due to the benefits of continuing global tax planning initiatives and foreign tax rate differentials, partially offset by the jurisdictional mix of significant restructuring and impairment costs, the tax impacts of separation costs and a non-cash tax charge related to changes in entity tax status associated with the proposed spin-off of the Automotive Experience business ($85 million). For the nine months ended June 30, 2016, the Company's effective tax rate for continuing operations was 71% and was higher than the U.S. federal statutory rate of 35% primarily due to the Company’s change in assertion over permanently reinvested earnings as a result of the proposed spin-off of the Automotive Experience business ($780 million), a non-cash tax charge related to changes in entity tax status associated with the proposed spin-off of the Automotive Experience business ($85 million), the jurisdictional mix of significant restructuring and impairment costs, and the tax impacts of separation costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. For the three and nine months ended June 30, 2015, the Company's effective tax rate for continuing operations was 29% and 23%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials, partially offset by a tax law change in Japan and a change in the Company's assertion over reinvestment of foreign undistributed earnings associated with the Automotive Experience Interiors joint venture transaction.

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

Uncertain Tax Positions

At September 30, 2015, the Company had gross tax effected unrecognized tax benefits of $1,235 million, of which $1,180 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2015 was approximately $41 million (net of tax benefit). The interest and penalties accrued during the nine months ended June 30, 2016 and 2015 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the first quarter of fiscal 2015, the Company settled tax audits in multiple jurisdictions. The benefit of those settlements was substantially offset by a net tax provision recorded in the quarter where it was more likely than not that the losses would not be realized.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

In the U.S., fiscal years 2013 through 2014 are currently under exam by the Internal Revenue Service. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2010 - 2012
Brazil	2004 - 2008, 2011 - 2012
France	2011 - 2015
Germany	2007 - 2012
Italy	2006, 2011
Korea	2015
Mexico	2012 - 2013, 2015
Spain	2011 - 2014
United Kingdom	2011 - 2013

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, the impact of which could be up to a $100 million benefit to tax expense.

Impacts of Tax Legislation

The United States Department of the Treasury has proposed new regulations under Section 385 of the Internal Revenue Code which may result in certain types of intercompany debt being characterized as equity. The impact of these regulations, if enacted, may impact the Company’s tax expense. The Company is currently assessing the impact of these proposed regulations on its consolidated financial statements.

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

During the nine months ended June 30, 2016 and 2015, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Other Tax Matters

In the third quarter of fiscal 2016, the Company recorded a non-cash tax charge of $85 million related to changes in entity tax status associated with the proposed spin-off of the Automotive Experience business.

In the third quarter of fiscal 2016, the Company recorded $102 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $23 million tax benefit, which was negatively impacted by the geographic mix and the Company’s current tax position in these jurisdictions.

In the second quarter of fiscal 2016, the Company provided income tax expense on the foreign undistributed earnings of certain non-U.S. subsidiaries associated with the proposed spin-off of the Automotive Experience business, which resulted in a non-cash tax charge of $780 million.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

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

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Service cost	$4	$9	$12	$24
Interest cost	26	30	76	91
Expected return on plan assets	(47)	(46)	(140)	(136)
Net periodic benefit credit	$(17)	$(7)	$(52)	$(21)

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Service cost	$8	$7	$17	$20
Interest cost	11	11	31	35
Expected return on plan assets	(15)	(13)	(41)	(39)
Net periodic benefit cost	$4	$5	$7	$16

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Service cost	$1	$1	$2	$2
Interest cost	2	2	5	7
Expected return on plan assets	(3)	(3)	(8)	(9)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit credit	$—	$—	$(2)	$(1)

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

12.	Debt and Financing Arrangements

In April 2016, the Company entered into a five-month, $500 million floating rate term loan scheduled to mature in September 2016. Proceeds from the term loan were used for general corporate purposes.

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

In November 2015 and December 2015, a $35 million and a $100 million committed revolving credit facility, respectively, expired. The Company entered into a new $35 million committed revolving credit facility scheduled to expire in November 2016 and a new $100 million committed revolving credit facility scheduled to expire in December 2016. As of June 30, 2016, there were no draws on either facility.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and nine month periods ended June 30, 2016 and 2015 contained the following components (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Interest expense, net of capitalized interest costs	$69	$72	$211	$215
Banking fees and bond cost amortization	8	6	21	18
Interest income	(4)	(3)	(9)	(7)
Net foreign exchange results for financing activities	(4)	—	(12)	(11)
Net financing charges	$69	$75	$211	$215

13.	Earnings Per Share

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Income Available to Common Shareholders
Income from continuing operations	$383	$503	$303	$1,436
Loss from discontinued operations	—	(325)	—	(222)
Basic and diluted income available to common shareholders	$383	$178	$303	$1,214

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	644.9	654.9	647.0	656.9
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	4.8	6.5	4.5	6.7
Diluted weighted average shares outstanding	649.7	661.4	651.5	663.6

Antidilutive Securities
Options to purchase common shares	0.1	0.4	0.2	0.4

During the three months ended June 30, 2016 and 2015, the Company declared a dividend of $0.29 and $0.26, respectively, per common share. During the nine months ended June 30, 2016 and 2015, the Company declared three quarterly dividends totaling $0.87 and $0.78, respectively, per common share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

14.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, March 31	$9,984	$898	$10,882	$10,583	$199	$10,782
Total comprehensive income:
Net income	383	59	442	178	17	195
Foreign currency translation adjustments	(141)	3	(138)	144	(1)	143
Realized and unrealized gains (losses) on derivatives	6	(2)	4	(3)	—	(3)
Other comprehensive income (loss)	(135)	1	(134)	141	(1)	140
Comprehensive income	248	60	308	319	16	335

Other changes in equity:
Cash dividends—common stock	(189)	—	(189)	(171)	—	(171)
Dividends attributable to noncontrolling interests	—	(35)	(35)	—	(23)	(23)
Repurchases of common stock	(475)	—	(475)	(190)	—	(190)
Change in noncontrolling interest share	—	1	1	—	(7)	(7)
Other, including options exercised	31	—	31	114	—	114
Ending balance, June 30	$9,599	$924	$10,523	$10,655	$185	$10,840

	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2015
	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$10,376	$163	$10,539	$11,311	$251	$11,562
Total comprehensive income:
Net income	303	129	432	1,214	53	1,267
Foreign currency translation adjustments	(126)	12	(114)	(688)	(4)	(692)
Realized and unrealized gains (losses) on derivatives	9	(1)	8	(7)	—	(7)
Pension and postretirement plans	—	—	—	(3)	—	(3)
Other comprehensive income (loss)	(117)	11	(106)	(698)	(4)	(702)
Comprehensive income	186	140	326	516	49	565

Other changes in equity:
Cash dividends—common stock	(566)	—	(566)	(513)	—	(513)
Dividends attributable to noncontrolling interests	—	(71)	(71)	—	(39)	(39)
Repurchases of common stock	(475)	—	(475)	(1,000)	—	(1,000)
Change in noncontrolling interest share	—	692	692	—	(76)	(76)
Other, including options exercised	78	—	78	341	—	341
Ending balance, June 30	$9,599	$924	$10,523	$10,655	$185	$10,840

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

As previously disclosed, on October 1, 2015, the Company formed a joint venture with Hitachi. In connection with the acquisition, the Company recorded equity attributable to noncontrolling interests of $691 million.

In November 2013, the Company's Board of Directors authorized a $3 billion increase in the Company's share repurchase program, which brought the total authorized amount under the repurchase program to $3.65 billion. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three month periods ended June 30, 2016 and 2015, the Company repurchased approximately $475 million and $190 million of its common shares, respectively. For the nine month periods ended June 30, 2016 and 2015, the Company repurchased approximately $475 million and $1.0 billion of its common shares, respectively.

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended June 30,
	2016	2015

Beginning balance, March 31	$237	$202
Net income	17	12
Foreign currency translation adjustments	(3)	4
Realized and unrealized gains on derivatives	—	2
Ending balance, June 30	$251	$220

	Nine Months Ended June 30,
	2016	2015

Beginning balance, September 30	$212	$194
Net income	48	43
Foreign currency translation adjustments	(1)	(16)
Realized and unrealized gains (losses) on derivatives	(2)	3
Dividends	(6)	(4)
Ending balance, June 30	$251	$220

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls, Inc. (in millions, net of tax):

	Three Months Ended June 30,
	2016	2015

Foreign currency translation adjustments
Balance at beginning of period	$(1,032)	$(1,080)
Aggregate adjustment for the period (net of tax effect of $(5) and $5)	(141)	144
Balance at end of period	(1,173)	(936)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(4)	—
Current period changes in fair value (net of tax effect of $3 and $(1))	10	(5)
Reclassification to income (net of tax effect of $(2) and $1) *	(4)	2
Balance at end of period	2	(3)

Pension and postretirement plans
Balance at beginning of period	(3)	4
Reclassification to income (net of tax effect of $0) **	—	—
Balance at end of period	(3)	4

Accumulated other comprehensive loss, end of period	$(1,174)	$(935)

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

	Nine Months Ended June 30,
	2016	2015

Foreign currency translation adjustments
Balance at beginning of period	$(1,047)	$(248)
Aggregate adjustment for the period (net of tax effect of $(4) and $3)	(126)	(688)
Balance at end of period	(1,173)	(936)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(7)	4
Current period changes in fair value (net of tax effect of $4 and $(5))	11	(10)
Reclassification to income (net of tax effect of $(1) and $2) *	(2)	3
Balance at end of period	2	(3)

Pension and postretirement plans
Balance at beginning of period	(3)	7
Reclassification to income (net of tax effect of $0 and $(1)) **	(1)	(4)
Other changes (net of tax effect of $0)	1	1
Balance at end of period	(3)	4

Accumulated other comprehensive loss, end of period	$(1,174)	$(935)

* Refer to Note 15, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three and nine months ended June 30, 2016, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses on the consolidated statements of income. For the three and nine months ended June 30, 2015, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses and loss from discontinued operations, net of tax on the consolidated statements of income.

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

The Company has entered into cross-currency interest rate swaps and foreign currency denominated debt obligations to selectively hedge portions of its net investment in Japan. The currency effects of the cross-currency interest rate swaps and

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2016, the Company had a 5 billion yen cross-currency interest rate swap outstanding and 37 billion yen of foreign denominated debt outstanding designated as net investment hedges in the Company’s net investment in Japan. At September 30, 2015 and June 30, 2015, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. The Company did not have any foreign denominated debt outstanding designated as a net investment hedge at September 30, 2015 or June 30, 2015.

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

		Volume Outstanding as of
Commodity	Units	June 30, 2016	September 30, 2015	June 30, 2015

Copper	Pounds	5,436,000	14,648,000	8,479,000
Lead	Metric Tons	8,475	6,785	10,892
Aluminum	Metric Tons	1,240	5,700	4,365
Tin	Metric Tons	423	2,080	2,836

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2016, September 30, 2015 and June 30, 2015, the Company had hedged approximately 3.8 million, 4.0 million and 4.0 million shares of its common stock, respectively.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes that matured in January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. There were eight interest rate swaps outstanding as of June 30, 2016. There were twelve interest rate swaps outstanding as of September 30, 2015 and June 30, 2015.

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
June 30, 2016
(unaudited)

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815			Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	June 30,	September 30,	June 30,	June 30,	September 30,	June 30,
	2016	2015	2015	2016	2015	2015
Other current assets
Foreign currency exchange derivatives	$17	$31	$26	$4	$27	$16
Commodity derivatives	2	—	—	—	—	—
Interest rate swaps	—	1	1	—	—	—
Cross-currency interest rate swaps	—	5	16	—	—	—
Other noncurrent assets
Interest rate swaps	3	5	3	—	—	—
Equity swap	—	—	—	167	164	196
Total assets	$22	$42	$46	$171	$191	$212

Other current liabilities
Foreign currency exchange derivatives	$28	$37	$26	$9	$26	$17
Commodity derivatives	1	7	11	—	—	—
Cross-currency interest rate swaps	8	1	—	—	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	404	801	801	—	—	—
Long-term debt
Foreign currency denominated debt	360	—	—	—	—	—
Fixed rate debt swapped to floating	450	855	853	—	—	—
Total liabilities	$1,251	$1,701	$1,691	$9	$26	$17

The Company enters into International Swaps and Derivatives Associations (ISDA) master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of June 30, 2016, September 30, 2015 and June 30, 2015, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets			Fair Value of Liabilities
	June 30,	September 30,	June 30,	June 30,	September 30,	June 30,
	2016	2015	2015	2016	2015	2015
Gross amount recognized	$193	$233	$258	$1,260	$1,727	$1,708
Gross amount eligible for offsetting	(18)	(8)	(8)	(18)	(8)	(8)
Net amount	$175	$225	$250	$1,242	$1,719	$1,700

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

The following tables present the location and amount of the effective portion of gains and losses gross of tax on derivative instruments and related hedge items reclassified from AOCI into the Company’s consolidated statements of income for the three and nine months ended June 30, 2016 and 2015 and amounts recorded in AOCI net of tax in the consolidated statements of financial position (in millions):

		Amount of Gain (Loss) Reclassified from AOCI into Income
Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2016	2015	2016	2015
Foreign currency exchange derivatives	Cost of sales	$8	$1	$13	$—
Commodity derivatives	Cost of sales	(2)	(4)	(11)	(6)
Forward treasury locks	Net financing charges	—	—	1	1
Total		$6	$(3)	$3	$(5)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	June 30, 2016	September 30, 2015	June 30, 2015
Foreign currency exchange derivatives	$(2)	$(5)	$—
Commodity derivatives	—	(7)	(8)
Forward treasury locks	4	5	5
Total	$2	$(7)	$(3)

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2016	2015	2016	2015
Interest rate swaps	Net financing charges	$—	$—	$(3)	$5
Fixed rate debt swapped to floating	Net financing charges	—	—	3	(5)
Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2016	2015	2016	2015
Foreign currency exchange derivatives	Cost of sales	$5	$—	$4	$(3)
Foreign currency exchange derivatives	Net financing charges	(23)	(10)	(37)	(10)
Foreign currency exchange derivatives	Income tax provision	5	—	5	—
Equity swap	Selling, general and administrative	20	(3)	12	24
Total		$7	$(13)	$(16)	$11

The amount of losses recognized as cumulative translation adjustment (CTA) within AOCI on the effective portion of outstanding net investment hedges was $37 million at June 30, 2016. The amount of gains recognized as CTA within AOCI on the effective portion of outstanding net investment hedges were $2 million and $10 million at September 30, 2015 and June 30, 2015, respectively. For the three and nine months ended June 30, 2016 and 2015, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2016, September 30, 2015 and June 30, 2015 (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$21	$—	$21	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Interest rate swaps	3	—	3	—
Investments in marketable common stock	4	4	—	—
Equity swap	167	167	—	—
Total assets	$197	$171	$26	$—
Other current liabilities
Foreign currency exchange derivatives	$37	$—	$37	$—
Commodity derivatives	1	—	1	—
Cross-currency interest rate swap	8	—	8	—
Current portion of long-term debt
Fixed rate debt swapped to floating	404	—	404	—
Long-term debt
Foreign currency denominated debt	360	360	—	—
Fixed rate debt swapped to floating	450	—	450	—
Total liabilities	$1,260	$360	$900	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$58	$—	$58	$—
Interest rate swaps	1	—	1	—
Cross-currency interest rate swaps	5	—	5	—
Other noncurrent assets
Interest rate swaps	5	—	5	—
Investments in marketable common stock	4	4	—	—
Equity swap	164	164	—	—
Total assets	$237	$168	$69	$—
Other current liabilities
Foreign currency exchange derivatives	$63	$—	$63	$—
Commodity derivatives	7	—	7	—
Cross-currency interest rate swaps	1	—	1	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	—	801	—
Long-term debt
Fixed rate debt swapped to floating	855	—	855	—
Total liabilities	$1,727	$—	$1,727	$—

	Fair Value Measurements Using:
	Total as of June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$42	$—	$42	$—
Cross-currency interest rate swaps	16	—	16	—
Interest rate swaps	1	—	1	—
Other noncurrent assets
Interest rate swaps	3	—	3	—
Investments in marketable common stock	5	5	—	—
Equity swap	196	196	—	—
Total assets	$263	$201	$62	$—
Other current liabilities
Foreign currency exchange derivatives	$43	$—	$43	$—
Commodity derivatives	11	—	11	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	—	801	—
Long-term debt
Fixed rate debt swapped to floating	853	—	853	—
Total liabilities	$1,708	$—	$1,708	$—

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

Valuation Methods

Foreign currency exchange derivatives – The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at June 30, 2016, September 30, 2015 and June 30, 2015. The fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Commodity derivatives – The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum. The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at June 30, 2016, September 30, 2015 and June 30, 2015.

Interest rate swaps and related debt – The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes that matured in January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. There were eight interest rate swaps outstanding as of June 30, 2016. There were twelve interest rate swaps outstanding as of September 30, 2015 and June 30, 2015.

Cross-currency interest rate swaps – The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency rate risk associated with certain of its investments in Japan. The cross-currency interest rate swaps are valued using observable market data. Changes in the market value of the swaps are reflected in the CTA component of AOCI where they offset gains and losses recorded on the Company’s net investment in Japan. At June 30, 2016, the Company had one cross-currency interest rate swap outstanding totaling 5 billion yen. At September 30, 2015 and June 30, 2015, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen.

Foreign currency denominated debt – The Company has entered into a foreign currency denominated debt obligation to selectively hedge portions of its net investment in Japan. The currency effect of the debt obligation is reflected in the CTA component of AOCI where it offsets gains and losses recorded on the Company’s net investment in Japan. The foreign denominated debt obligation is valued under a market approach using publicized spot prices. At June 30, 2016, the Company had 37 billion yen of foreign denominated debt outstanding designated as net investment hedges in its net investment in Japan. The Company did not have any foreign denominated debt outstanding designated as a net investment hedge at September 30, 2015 or June 30, 2015.

Investments in marketable common stock – The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There were no unrealized gains or losses recorded in AOCI on these investments as of June 30, 2016, September 30, 2015 and June 30, 2015.

Equity swaps – The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. The equity swaps are valued under a market approach as the

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

fair value of the swaps is equal to the Company’s stock price at the reporting period date. Changes in fair value of the equity swaps are reflected in the consolidated statements of income within selling, general and administrative expenses.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $6.2 billion, $6.7 billion and $6.5 billion at June 30, 2016, September 30, 2015 and June 30, 2015, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

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

In the second and third quarters of fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $80 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $29 million was recorded in the second quarter and $51 million was recorded in the third quarter. Of the total impairment charges, $55 million related to Corporate assets, $9 million related to the Automotive Experience Seating segment, $8 million related to the Building Efficiency Products North America segment, $4 million related to the Building Efficiency Asia segment, $3 million related to the Building Efficiency Rest of World segment and $1 million related to the Automotive Experience Interiors segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2016.

For the nine months ended June 30, 2015, the Company concluded it did not have any significant triggering events requiring assessment of impairment of its long-lived assets.

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

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

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Building Efficiency
Systems and Service North America	$1,113	$1,086	$3,131	$3,002
Products North America	690	670	1,793	1,773
Asia	1,361	500	3,515	1,429
Rest of World	471	477	1,302	1,403
	3,635	2,733	9,741	7,607
Automotive Experience
Seating	4,251	4,255	12,514	12,531
Interiors	111	1,147	379	3,387
	4,362	5,402	12,893	15,918
Power Solutions	1,519	1,473	4,842	4,905
Total net sales	$9,516	$9,608	$27,476	$28,430

	Segment Income
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Building Efficiency
Systems and Service North America	$122	$100	$303	$248
Products North America	75	91	119	184
Asia	157	52	321	127
Rest of World	15	17	14	24
	369	260	757	583
Automotive Experience
Seating	188	273	538	703
Interiors	18	55	63	109
	206	328	601	812
Power Solutions	261	234	867	813
Total segment income	$836	$822	$2,225	$2,208

Restructuring and impairment costs	(102)	—	(331)	—
Net financing charges	(69)	(75)	(211)	(215)

Income from continuing operations before income taxes	$665	$747	$1,683	$1,993

19.	Commitments and Contingencies

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $28 million, $23 million and $24 million at June 30, 2016, September 30, 2015 and June 30, 2015, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Building Efficiency businesses. At June 30, 2016, September 30, 2015 and June 30, 2015, the Company recorded conditional asset retirement obligations of $78 million, $59 million and $67 million, respectively.

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

On January 25, 2016, the Company announced that it had entered into a definitive merger agreement (as amended on July 1, 2016, the "Merger Agreement") with Tyco International plc ("Tyco"), an indirect wholly owned subsidiary of Tyco ("Merger Sub") and the other party thereto under which the Company will combine with Tyco, a global fire and security provider. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both parties, each outstanding share of the Company’s common stock, other than shares held by the Company, its subsidiaries, Tyco or Merger Sub, will be converted into the right to receive (subject to proration as described below), at the holder’s election, either: (i) one (1) (the "Exchange Ratio") ordinary share of the combined company (the "Share Consideration"); or (ii) an amount in cash equal to $34.88 (the "Cash Consideration"). Elections will be prorated so that Company shareholders will receive in the aggregate approximately $3.864 billion of cash in the merger. Holders that do not make an election will be treated as having elected to receive the Share Consideration. The Exchange Ratio takes into account the effects of a Tyco share consolidation contemplated by the Merger Agreement whereby, immediately prior to the merger, every issued and unissued ordinary share of Tyco will be consolidated into 0.955 of a share of Tyco. As a result of the merger, the Company's shareholders will own approximately 56 percent of the equity of the combined company, and Tyco shareholders will own approximately 44 percent of the equity of the combined company.
The merger is expected to be consummated on September 2, 2016, subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two thirds of the shares of the Company’s common stock entitled to vote on such matter, (ii) the approval by the Tyco shareholders at a special meeting of the Tyco shareholders (the "Tyco Special Meeting") of (A) the issuance of Tyco shares in connection with the merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to "Johnson Controls International plc," by at least 75% of the votes cast on these matters at the Tyco Special Meeting, (iii) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (for which early termination was granted on March 10, 2016), the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the merger on the terms set forth in the Merger Agreement. As of July 29, 2016, all such antitrust approvals have been obtained.
Under the terms of the Merger Agreement, the combined company will be renamed "Johnson Controls International plc," and the shares of the combined company will be listed on the New York Stock Exchange and trade under the symbol "JCI." The Merger Agreement also provides for the combined company to maintain Tyco’s Irish legal domicile and global headquarters in Cork, Ireland and for its primary operational headquarters in North America to be in Milwaukee, Wisconsin.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

At the effective time of the merger, the board of directors of the combined company will consist of eleven directors, six of whom will be directors of the Company’s board of directors prior to the closing and five of whom will be directors of the Tyco board of directors prior to the closing, comprised of the Company’s and Tyco’s current Chief Executive Officers and nine other directors mutually agreed between the Company and Tyco. One of the six directors from the Company’s board of directors prior to the closing shall be elected independent lead director. As of the effective time of the merger, Alex A. Molinaroli, the Company’s current Chairman, President, and Chief Executive Officer, will be appointed as Chairman and Chief Executive Officer of the combined company, and George R. Oliver, Tyco’s current Chief Executive Officer, will serve as President and Chief Operating Officer of the combined company. Mr. Oliver will succeed Mr. Molinaroli as Chief Executive Officer on the 18-month anniversary of the effective time (or such earlier time that Mr. Molinaroli ceases to be Chief Executive Officer). At that time, Mr. Molinaroli will become the Executive Chair, with the executive functions set forth in his employment agreement, and will serve in such role for 12 months. Following such 12-month period (or such earlier time that Mr. Molinaroli ceases to be Chairman) (the "Second Succession Date"), Mr. Oliver will become Chairman and Chief Executive Officer of the combined company. From the effective time until the date that is 3 months after the Second Succession Date, the appointment, removal or replacement of the Chief Executive Officer, Chairman, Executive Chairman, President or Chief Operating Officer of the combined company other than as described in this paragraph would require the affirmative vote of at least 75% of the non-executive directors of the combined company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Johnson Controls, Inc.

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls, Inc. and its subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of income, of comprehensive income (loss), and of cash flows for the three-month and nine-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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
July 29, 2016

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, the Company acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. The Company entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning and refrigeration equipment and services. In 2014, the Company acquired Air Distribution Technologies, Inc. (ADTi), one of the largest independent providers of air distribution and ventilation products in North America.

The Company is going through a multi-year portfolio transformation. Included in this transformation are several strategic transactions including the divestiture of its Global Workplace Solutions (GWS) business and the contribution of its Automotive Experience Interiors business to the newly created joint venture with Yanfeng Automotive Trim Systems as well as the Company's announcement that it intends to pursue the separation of its Automotive Experience business through a spin-off, all of which occurred during fiscal 2015. On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings. On January 25, 2016, the Company announced that it had entered into a definitive merger agreement with Tyco, a global fire and security provider.

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

The following information should be read in conjunction with the September 30, 2015 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2015 filed with the SEC on November 18, 2015, portions of which (including Part I, Item 1. Business, and the following items from Part II of the Annual Report: Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis and Item 8. Financial Statements and Supplementary Data) were recast in the Company's Current Report on Form 8-K filed with the SEC on March 3, 2016. References in the following discussion and analysis to "Three Months"(or similar language) refer to the three months ended June 30, 2016 compared to the three months ended June 30, 2015, while references to "Year-to-Date" (or similar language) refer to the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015.

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

Merger Transaction

On January 25, 2016, the Company announced that it had entered into a definitive merger agreement (as amended on July 1, 2016, the "Merger Agreement") with Tyco, an indirect wholly owned subsidiary of Tyco ("Merger Sub") and the other party thereto under which the Company will combine with Tyco, a global fire and security provider. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both parties, each outstanding share of the Company’s common stock, other than shares held by the Company, its subsidiaries, Tyco or Merger Sub, will be converted into the right to receive (subject to proration as described below), at the holder’s election, either: (i) one (1) (the "Exchange Ratio") ordinary share of the combined company (the "Share Consideration"); or (ii) an amount in cash equal to $34.88 (the "Cash Consideration"). Elections will be prorated so that Company shareholders will receive in the aggregate approximately $3.864 billion of cash in the merger. Holders that do not make an election will be treated as having elected to receive the Share Consideration. The Exchange Ratio takes into account the effects of a Tyco share consolidation contemplated by the Merger Agreement whereby, immediately prior to the merger, every issued and unissued ordinary share of Tyco will be consolidated into 0.955 of a share of Tyco. As a result of the merger, the Company's shareholders will own approximately 56 percent of the equity of the combined company, and Tyco shareholders will own approximately 44 percent of the equity of the combined company.

The merger is expected to be consummated on September 2, 2016, subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two thirds of the shares of the Company’s common stock entitled to vote on such matter, (ii) the approval by the Tyco shareholders at a special meeting of the Tyco shareholders (the "Tyco Special Meeting") of (A) the issuance of Tyco shares in connection with the merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to "Johnson Controls International plc," by at least 75% of the votes cast on these matters at the Tyco Special Meeting, (iii) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (for which early termination was granted on March 10, 2016), the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the merger on the terms set forth in the Merger Agreement. As of July 29, 2016, all such antitrust approvals have been obtained.
Under the terms of the Merger Agreement, the combined company will be renamed "Johnson Controls International plc," and the shares of the combined company will be listed on the New York Stock Exchange and trade under the symbol "JCI." The Merger Agreement also provides for the combined company to maintain Tyco’s Irish legal domicile and global headquarters in Cork, Ireland and for its primary operational headquarters in North America to be in Milwaukee, Wisconsin.
At the effective time of the merger, the board of directors of the combined company will consist of eleven directors, six of whom will be directors of the Company’s board of directors prior to the closing and five of whom will be directors of the Tyco board of directors prior to the closing, comprised of the Company’s and Tyco’s current Chief Executive Officers and nine other directors mutually agreed between the Company and Tyco. One of the six directors from the Company’s board of directors prior to the closing shall be elected independent lead director. As of the effective time of the merger, Alex A. Molinaroli, the Company’s current Chairman, President, and Chief Executive Officer, will be appointed as Chairman and Chief Executive Officer of the combined company, and George R. Oliver, Tyco’s current Chief Executive Officer, will serve as President and Chief Operating Officer of the combined company. Mr. Oliver will succeed Mr. Molinaroli as Chief Executive Officer on the 18-month anniversary of the effective time (or such earlier time that Mr. Molinaroli ceases to be Chief Executive Officer). At that time, Mr. Molinaroli will become the Executive Chair, with the executive functions set forth in his employment agreement, and will serve in such role for 12 months. Following such 12-month period (or such earlier time that Mr. Molinaroli ceases to be Chairman) (the "Second Succession Date"), Mr. Oliver will become Chairman and Chief Executive Officer of the combined company. From the effective time until the date that is 3 months after the Second Succession Date, the appointment, removal or replacement of the Chief Executive Officer, Chairman, Executive Chairman, President or Chief Operating Officer of the combined company other than as described in this paragraph would require the affirmative vote of at least 75% of the non-executive directors of the combined company.
Outlook

On July 21, 2016, the Company announced that it tightened its full year guidance for earnings from continuing operations from $3.85 - $4.00 to $3.95 - $3.98 per diluted share, reflecting continued strong operational performance. The Company also announced that it expects fiscal 2016 fourth quarter earnings from continuing operations to be $1.17 - $1.20 per diluted share. Quarterly and fiscal year guidance excludes the impact of the Tyco merger as well as transaction, integration and separation costs, year-end pension/postretirement mark-to-market adjustments and other non-recurring items. The Company excludes non-recurring and unusual items because these costs are not considered to be directly related to the operating performance of the Company. Management believes this non-GAAP measure is useful to investors in understanding the ongoing operations and business trends of the Company. A reconciliation of the differences between earnings per share as reported and earnings per share excluding non-recurring/unusual items provided on a forward-looking basis is not available due to the high variability of the net mark-to-market adjustments related to pension and postretirement plans and unpredictability of the non-recurring and unusual items.

As a result of the pending Tyco merger and Adient spin-off, there will likely be restructuring charges and tax charges (benefits) associated with these transactions in the fourth quarter; such amounts cannot be reasonably estimated at this time.

On July 20, 2016, the Company announced that the Company's board of directors authorized a regular quarterly cash dividend of $0.29 per common share. In connection with the pending Tyco merger, this quarterly dividend will be accelerated and payable on August 19, 2016 to shareholders of record at the close of business on August 5, 2016.

On June 9, 2016, the Company announced the formation of joint ventures with Binzhou Bohai Piston Co., Ltd., an auto parts affiliate of Beijing Automotive Industry Group Co., Ltd. (BAIC Group), to build its fourth Chinese automotive battery manufacturing plant. This partnership gives the Company further access to, and influence within, the expanding Chinese automotive battery market. Construction is expected to begin in 2017, with production slated to begin in 2019. Once up and running, the plant is expected to have annual production capacity of 7.5 million batteries.

On July 24, 2015, the Company announced its intent to pursue a separation of the Automotive Experience business through a spin-off to shareholders. The new publicly traded company will be named Adient. The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. Completion of the proposed spin-off will be contingent upon customary closing conditions, including final approval from the Board of Directors. It is currently expected that the spin-off will be completed by the end of October 2016. However, there can be no assurance that the spin-off will occur within this timeframe, or at all, and the separation may be accomplished at a different time or in a different manner. The merger agreement with Tyco imposes certain restrictions on the conduct of the Company prior to the closing of the merger, which may require the Company to obtain Tyco’s consent (such consent not to be unreasonably withheld, conditioned or delayed) prior to taking specified actions in furtherance of the spin-off.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at June 30, 2016 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, share repurchases, pension contributions, debt maturities and any potential acquisitions during the remainder of fiscal 2016 will be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. The Company continues to adjust its commercial paper maturities and issuance levels given market reactions to industry events and changes in the Company’s credit rating. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of June 30, 2016. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

Upon completion of the proposed Adient spin-off, Adient Global Holdings Ltd. ("AGH"), a wholly owned subsidiary of the Company that will become a wholly owned subsidiary of Adient in connection with the spin-off, anticipates having approximately $3.5 billion of outstanding indebtedness under a $1.5 billion Term Loan A facility and a $1.5 billion revolving credit facility and as a result of the issuance of $2.0 billion aggregate principal of unsecured, unsubordinated notes AGH expects to offer in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds of the notes will be deposited into escrow and are expected to be released in connection with the distribution. The Company expects AGH to use the proceeds of such indebtedness to fund approximately $3.0 billion in cash transfers to the Company, a portion of which will be made in the fourth quarter of fiscal 2016 and the remainder of which will be made closer to the time of the distribution, and for Adient’s general corporate purposes.

The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2016, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined in the Company’s debt financial covenants was $10.7 billion and there was a maximum of $245 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2016, the Company believes the long-term rate of return will approximate 7.50%, 4.50% and 5.50% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first nine months of fiscal 2016, the Company made approximately $94 million in total pension contributions. In total, the Company expects to contribute approximately $140 million in cash to its defined benefit pension plans in fiscal 2016. The Company does not expect to make any significant contributions to its postretirement plans in fiscal 2016.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $331 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Automotive Experience and Building Efficiency businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and immaterial changes in estimates to prior year plans. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs from continuing operations by approximately $185 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. The Company expects the annual benefit of these actions will be substantially realized by the end of fiscal 2018. For fiscal 2016, the Company expects that there will be no significant savings, net of execution costs, realized for this plan. The restructuring action is expected to be substantially complete in fiscal 2017. The restructuring plan reserve balance of $242 million at June 30, 2016 is expected to be paid in cash.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2015 and recorded $397 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2015 restructuring plan will reduce annual operating costs from continuing operations by approximately $250 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. The Company expects that a portion of these savings, net of execution costs, will be achieved in fiscal 2016 and the full annual benefit of these actions is expected in fiscal 2017. For fiscal 2016, the savings from continuing operations, net of execution costs, are expected to approximate 50% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2016. The restructuring plan reserve balance of $142 million at June 30, 2016 is expected to be paid in cash.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to significant restructuring plans in fiscal 2014 and 2013 and recorded $324 million and $903 million, respectively, of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The Company currently estimates that upon completion of the restructuring actions, the fiscal 2014 and 2013 restructuring plans will reduce annual operating costs from continuing operations by approximately $175 million and $350 million, respectively, which is primarily the result of lower cost of sales due to reduced employee-related costs and lower depreciation and amortization expense. The Company expects that the full annual benefit of these actions, net of execution costs, will be achieved in fiscal 2016. The restructuring actions are expected to be substantially complete in fiscal 2016. The respective year’s restructuring plan reserve balances of $44 million and $28 million, respectively, at June 30, 2016 are expected to be paid in cash.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Net sales	$9,516	$9,608	-1%	$27,476	$28,430	-3%

The decrease in consolidated net sales for the three months ended June 30, 2016 was due to lower sales in the Automotive Experience business ($1,013 million) and the unfavorable impact of foreign currency translation ($63 million), partially offset by higher sales in the Building Efficiency business ($924 million) and the Power Solutions business ($60 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales were level as compared to the prior year. Incremental sales in the period related to the Johnson Controls - Hitachi (JCH) joint venture formed on October 1, 2015 in the Building Efficiency business and higher organic volumes across the business were offset by the deconsolidation of the majority of the Automotive Experience Interiors business on July 2, 2015. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

The decrease in consolidated net sales for the nine months ended June 30, 2016 was due to lower sales in the Automotive Experience business ($2,623 million) and the unfavorable impact of foreign currency translation ($744 million), partially offset by higher sales in the Building Efficiency business ($2,296 million) and the Power Solutions business ($117 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales decreased less than 1% as compared to the prior year. The deconsolidation of the majority of the Automotive Experience Interiors business on July 2, 2015 was partially offset by incremental sales related to the JCH joint venture formed on October 1, 2015 in the Building Efficiency business and higher organic volumes across the business. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Cost of sales	$7,629	$7,902	-3%	$22,227	$23,542	-6%
Gross profit	1,887	1,706	11%	5,249	4,888	7%
% of sales	19.8%	17.8%		19.1%	17.2%

Cost of sales for the three month period ended June 30, 2016 decreased as compared to the three month period ended June 30, 2015, and gross profit as a percentage of sales increased by 200 basis points. Gross profit in the Building Efficiency business included the incremental gross profit related to the JCH joint venture and higher volumes. Gross profit in the Power Solutions business was favorably impacted by higher volumes, favorable pricing and product mix, and lower operating costs. Gross profit in the Automotive Experience business was favorably impacted by restructuring savings and operational efficiencies, partially offset by net unfavorable pricing and commercial settlements. Foreign currency translation had a favorable impact on cost of sales of approximately $54 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment income by segment.

Cost of sales for the nine month period ended June 30, 2016 decreased as compared to the nine month period ended June 30, 2015, and gross profit as a percentage of sales increased by 190 basis points. Gross profit in the Building Efficiency business included the incremental gross profit related to the JCH joint venture and higher volumes. Gross profit in the Power Solutions business was favorably impacted by higher volumes, and favorable pricing and product mix. Gross profit in the Automotive Experience business was favorably impacted by higher volumes, restructuring savings and operational efficiencies. Foreign currency translation had a favorable impact on cost of sales of approximately $622 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment income by segment.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Selling, general and administrative expenses	$1,185	$975	22%	$3,411	$2,955	15%
% of sales	12.5%	10.1%		12.4%	10.4%

Selling, general and administrative expenses (SG&A) for the three month period ended June 30, 2016 increased 22% as compared to the three month period ended June 30, 2015. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the JCH joint venture, and product and sales force investments in North America. The Automotive Experience business SG&A increased primarily due to Automotive Experience separation costs of $138 million, partially offset by the deconsolidation of the majority of the Automotive Experience Interiors business in the prior year, restructuring savings and cost reduction initiatives. The Power Solutions business SG&A decreased primarily due to lower employee related expenses and cost reduction initiatives. Foreign currency translation had a favorable impact on SG&A of $4 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment income by segment.

SG&A for the nine month period ended June 30, 2016 increased 15% as compared to the nine month period ended June 30, 2015. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the JCH joint venture, and product and sales force investments in North America. The Automotive Experience business SG&A increased primarily due to Automotive Experience separation costs of $332 million, partially offset by the deconsolidation of the majority of the Automotive Experience Interiors business in the prior year, restructuring savings and cost reduction initiatives. The Power Solutions business SG&A decreased primarily due to lower employee related expenses and cost reduction initiatives. Foreign currency translation had a favorable impact on SG&A of $69 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment income by segment.

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Restructuring and impairment costs	$102	$—	*	$331	$—	*

* Measure not meaningful

Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Net financing charges	$69	$75	-8%	$211	$215	-2%

Net financing charges were lower for the three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015, primarily due to favorable foreign exchange results related to financing activities and lower average borrowing rates. Net financing charges were lower for the nine month period ended June 30, 2016 as compared to the nine month period ended June 30, 2015, primarily due to lower average borrowing rates.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Equity income	$134	$91	47%	$387	$275	41%

The increase in equity income for the three months ended June 30, 2016 was primarily due to current year income related to partially owned affiliates of the JCH joint venture in the Building Efficiency business, current year income related to the Automotive Experience Interiors joint venture formed on July 2, 2015 and higher income at certain Automotive Experience Seating partially-owned affiliates, partially offset by the unfavorable impact of foreign currency translation ($3 million). The increase in equity income for the nine months ended June 30, 2016 was primarily due to current year income related to partially owned affiliates of the JCH joint venture in the Building Efficiency business, current year income related to the Automotive Experience Interiors joint venture formed on July 2, 2015 and higher income at certain Automotive Experience Seating partially-owned affiliates, partially offset by the unfavorable impact of foreign currency translation ($10 million). Refer to the "Segment Analysis" below within Item 2 for a discussion of segment income by segment.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Income tax provision	$206	$215	-4%	$1,203	$465	*
Effective tax rate	31%	29%		71%	23%

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

For the three months ended June 30, 2016, the Company's effective tax rate for continuing operations was 31% and was lower than the U.S. federal statutory rate of 35% primarily due to the benefits of continuing global tax planning and foreign tax rate differentials, partially offset by the jurisdictional mix of significant restructuring and impairment costs, the tax impacts of separation costs and a non-cash tax charge related to changes in entity tax status associated with the proposed spin-off of the Automotive Experience business ($85 million). For the nine months ended June 30, 2016, the Company's effective tax rate for continuing operations was 71% and was higher than the U.S. federal statutory rate of 35% primarily due to the Company’s change in assertion over permanently reinvested earnings as a result of the proposed spin-off of the Automotive Experience business ($780 million), a non-cash tax charge related to changes in entity tax status associated with the proposed spin-off of the Automotive Experience business ($85 million), the jurisdictional mix of significant restructuring and impairment costs, and the tax impacts of separation costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. For the three and nine months ended June 30, 2015, the Company's effective tax rate for continuing operations was 29% and 23%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and foreign tax rate differentials partially offset by a tax law change in Japan and a change in the Company's assertion over reinvestment of foreign undistributed earnings associated with the Automotive Experience Interiors joint venture transaction. Global tax planning initiatives for all periods presented related primarily to foreign tax credit planning, global financing structures and alignment of the Company's global business functions in a tax efficient manner.

The three and nine months ended June 30, 2016 effective tax rate increased as compared to the three and nine months ended June 30, 2015 effective tax rate primarily due to the discrete tax items described below, partially offset by global tax planning initiatives associated with the proposed spin-off of the Automotive Experience business and related foreign tax credit planning.

In the third quarter of fiscal 2016, the Company recorded a non-cash tax charge of $85 million related to changes in entity tax status associated with the proposed spin-off of the Automotive Experience business.

In the third quarter of fiscal 2016, the Company recorded $102 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $23 million tax benefit, which was negatively impacted by the geographic mix and the Company’s current tax position in these jurisdictions.

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

During the second quarter of fiscal 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million.

In the first quarter of fiscal 2015, the Company settled tax audits in multiple jurisdictions. The benefit of those settlements was substantially offset by a net tax provision recorded in the quarter where it was more likely than not that the losses would not be realized.

Loss From Discontinued Operations, Net of Tax

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Loss from discontinued operations, net of tax	$—	$(325)	*	$—	$(218)	*

* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Income from continuing operations attributable to noncontrolling interests	$76	$29	*	$177	$92	92%
Income from discontinued operations attributable to noncontrolling interests	—	—	0%	—	4	*
* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests for the three and nine months ended June 30, 2016, was primarily due to current year income related to the JCH joint venture in the Building Efficiency business.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls, Inc.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Net income attributable to Johnson Controls, Inc.	$383	$178	*	$303	$1,214	-75%

* Measure not meaningful

The increase in net income attributable to Johnson Controls, Inc. for the three months ended June 30, 2016 was primarily related to a prior year loss from discontinued operations and higher gross profit in the current period, partially offset by higher SG&A due to Automotive Experience separation costs, and current year restructuring and impairment costs. Diluted earnings per share attributable to Johnson Controls, Inc. for the three months ended June 30, 2016 was $0.59 compared to $0.27 for the three months ended June 30, 2015.

The decrease in net income attributable to Johnson Controls, Inc. for the nine months ended June 30, 2016 was primarily related to an increase in the income tax provision, higher SG&A primarily due to Automotive Experience separation costs, current year restructuring and impairment costs, and the unfavorable impact of foreign currency translation, partially offset by higher gross profit, a prior year loss from discontinued operations and an increase in equity income. Diluted earnings per share attributable to Johnson Controls, Inc. for the nine months ended June 30, 2016 was $0.47 compared to $1.83 for the nine months ended June 30, 2015.

Comprehensive Income Attributable to Johnson Controls, Inc.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Comprehensive income attributable to Johnson Controls, Inc.	$248	$319	-22%	$186	$516	-64%

The decrease in comprehensive income attributable to Johnson Controls, Inc. for the three months ended June 30, 2016 was primarily due to a decrease in other comprehensive income (loss) attributable to Johnson Controls, Inc. of ($276 million) resulting primarily from unfavorable foreign currency translation adjustments, partially offset by higher net income attributable to Johnson Controls, Inc. ($205 million). These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the Chinese yuan currency against the U.S. dollar in the current year, and the strengthening of the euro currency against the U.S. dollar in the prior year.

The decrease in comprehensive income attributable to Johnson Controls, Inc. for the nine months ended June 30, 2016 was primarily due to lower net income attributable to Johnson Controls, Inc. ($911 million), partially offset by a decrease in other comprehensive loss attributable to Johnson Controls, Inc. of $581 million resulting primarily from favorable foreign currency translation adjustments. These year-over-year favorable foreign currency translation adjustments were primarily driven by the weakening of the Brazilian real, Canadian dollar, Colombian peso, euro and Japanese yen currencies against the U.S. dollar in the prior year.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment income, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency - Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Systems and Service North America	$1,113	$1,086	2%	$3,131	$3,002	4%
Products North America	690	670	3%	1,793	1,773	1%
Asia	1,361	500	*	3,515	1,429	*
Rest of World	471	477	-1%	1,302	1,403	-7%
	$3,635	$2,733	33%	$9,741	$7,607	28%
* Measure not meaningful

Three Months:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($44 million), partially offset by lower volumes related to business divestitures ($13 million) and the unfavorable impact of foreign currency translation ($4 million). The increase in volumes was primarily attributable to market share gains.

•
The increase in Products North America was due to higher volumes of residential products ($21 million), partially offset by the unfavorable impact of foreign currency translation ($1 million). The increase in volumes was primarily driven by new product offerings.

•
The increase in Asia was due to incremental sales related to the JCH joint venture ($826 million), higher volumes of equipment and control systems ($30 million), and higher service volumes ($15 million), partially offset by the unfavorable impact of foreign currency translation ($10 million). The increase in volumes was primarily due to favorable local market conditions.

•
The decrease in Rest of World was due to lower volumes in the Middle East ($18 million) and the unfavorable impact of foreign currency translation ($7 million), partially offset by higher volumes in Europe ($13 million), incremental sales related to a business acquisition ($4 million) and higher volumes in Latin America ($2 million).

Year-to-Date:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($182 million), partially offset by lower volumes related to business divestitures ($30 million) and the unfavorable impact of foreign currency translation ($23 million). The increase in volumes was primarily attributable to market share gains.

•
The increase in Products North America was due to higher volumes of residential products ($31 million), partially offset by the unfavorable impact of foreign currency translation ($11 million). The increase in volumes was primarily driven by new product offerings.

•
The increase in Asia was due to incremental sales related to the JCH joint venture ($2,100 million) and higher service volumes ($44 million), partially offset by the unfavorable impact of foreign currency translation ($54 million), and lower volumes of equipment and control systems ($4 million).

•
The decrease in Rest of World was due to the unfavorable impact of foreign currency translation ($74 million) and lower volumes in Latin America ($26 million) and Europe ($10 million), partially offset by higher volumes in the Middle East($5 million) and incremental sales related to a business acquisition ($4 million). The net decrease in volumes was primarily attributable to unfavorable local market conditions and the discontinuance of certain products.

Building Efficiency - Segment Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Systems and Service North America	$122	$100	22%	$303	$248	22%
Products North America	75	91	-18%	119	184	-35%
Asia	157	52	*	321	127	*
Rest of World	15	17	-12%	14	24	-42%
	$369	$260	42%	$757	$583	30%
* Measure not meaningful

Three Months:

•
The increase in Systems and Service North America was due to a gain on business divestiture ($14 million), higher volumes ($10 million), lower selling, general and administrative expenses ($6 million), and favorable margin rates ($2 million), partially offset by current year transaction costs ($8 million), lower income due to a prior year business divestiture ($1 million) and the unfavorable impact of foreign currency translation ($1 million).

•
The decrease in Products North America was due to higher selling, general and administrative expenses due to global product and related sales force investments ($18 million), unfavorable margin rates ($4 million) and current year transaction costs ($4 million), partially offset by higher volumes ($7 million) and prior year transaction costs ($3 million).

•
The increase in Asia was due primarily to incremental operating income related to the JCH joint venture exclusive of global investments in related products and technologies ($111 million), higher volumes ($12 million), prior year transaction and integration costs ($8 million), and favorable margin rates ($3 million), partially offset by current year transaction and integration costs ($14 million), higher selling, general and administrative expenses ($12 million), and the unfavorable impact of foreign currency translation ($3 million).

•
The decrease in Rest of World was due to current year transaction costs ($2 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by prior year transaction costs ($1 million).

Year-to-Date:

•
The increase in Systems and Service North America was due to higher volumes ($42 million), lower selling, general and administrative expenses as a result of restructuring actions ($21 million), and a gain on business divestiture ($14 million), partially offset by current year transaction costs ($14 million), the unfavorable impact of foreign currency translation ($4 million), lower income due to a prior year business divestiture ($3 million) and unfavorable margin rates ($1 million).

•
The decrease in Products North America was due to higher selling, general and administrative expenses due to global product and related sales force investments ($69 million), current year transaction costs ($8 million), unfavorable margin rates ($3 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes ($10 million), prior year transaction costs ($5 million) and higher equity income ($1 million).

•
The increase in Asia was due primarily to incremental operating income related to the JCH joint venture exclusive of global investments in related products and technologies ($217 million), prior year transaction and integration costs ($20 million), higher volumes ($12 million) and favorable margin rates ($1 million), partially offset by current year transaction and integration costs ($38 million), higher selling, general and administrative expenses ($9 million), and the unfavorable impact of foreign currency translation ($9 million).

•
The decrease in Rest of World was due to lower volumes ($8 million), higher selling, general and administrative expenses ($7 million), current year transaction costs ($5 million) and the unfavorable impact of foreign currency translation ($2 million), partially offset by higher equity income ($7 million), a gain on acquisition of a partially-owned affiliate ($4 million) and prior year transaction costs ($1 million).

Automotive Experience - Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Seating	$4,251	$4,255	0%	$12,514	$12,531	0%
Interiors	111	1,147	-90%	379	3,387	-89%
	$4,362	$5,402	-19%	$12,893	$15,918	-19%

Three Months:

•
The decrease in Seating was due to net unfavorable pricing and commercial settlements ($62 million), and the unfavorable impact of foreign currency translation ($27 million), partially offset by higher volumes ($85 million). The higher volumes were attributable to growth in Asia and Europe due to changes in automotive production levels, partially offset by expiring programs in North America.

•	The decrease in Interiors was due to the deconsolidation of the majority of the Interiors business in the prior year ($1,002 million) and lower volumes primarily due to plant wind downs ($34 million).

Year-to-Date:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($392 million), and net unfavorable pricing and commercial settlements ($108 million), partially offset by higher volumes ($464 million) and incremental sales related to a prior year business acquisition ($19 million). The higher volumes were attributable to growth in Asia and Europe, partially offset by softness in the Americas due to changes in automotive production levels and expiring programs in North America.

•
The decrease in Interiors was due to the deconsolidation of the majority of the Interiors business in the prior year ($2,939 million), lower volumes primarily due to plant wind downs ($54 million), the unfavorable impact of foreign currency translation ($10 million), and net unfavorable pricing and commercial settlements ($5 million).

Automotive Experience - Segment Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Seating	$188	$273	-31%	$538	$703	-23%
Interiors	18	55	-67%	63	109	-42%
	$206	$328	-37%	$601	$812	-26%

Three Months:

•
The decrease in Seating was due to current year separation costs related to the proposed Automotive Experience spin-off ($138 million), net unfavorable pricing and commercial settlements ($23 million), unfavorable mix due to lower volumes at higher margin platforms ($8 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by lower operating costs as a result of restructuring actions and operational efficiencies ($28 million), lower selling, general and administrative expenses as a result of a favorable legal settlement and other cost reduction initiatives ($15 million), higher volumes ($11 million), lower engineering expenses ($10 million), lower purchasing costs resulting from supplier price concessions ($9 million), higher equity income ($9 million) and prior year transaction costs ($3 million).

•
The decrease in Interiors was due to the impact of the July 2, 2015 joint venture transaction and related prior year held for sale depreciation impact ($55 million), and lower volumes ($6 million), partially offset by prior year transaction costs ($11 million), lower selling, general and administrative expenses as a result of cost reduction initiatives ($10 million), and lower operating costs ($3 million).

Year-to-Date:

•
The decrease in Seating was due to current year separation costs related to the proposed Automotive Experience spin-off ($332 million), unfavorable mix due to lower volumes at higher margin platforms ($25 million), net unfavorable pricing and commercial settlements ($19 million), and the unfavorable impact of foreign currency translation ($16 million), partially offset by lower operating costs as a result of restructuring actions and other cost reduction initiatives ($56 million), higher volumes ($50 million), lower selling, general and administrative expenses as a result of a favorable legal settlement and cost reduction initiatives ($47 million), lower purchasing costs resulting from supplier price concessions ($29 million), lower engineering expenses ($23 million), higher equity income ($17 million), prior year transactions costs ($3 million) and incremental operating income related to a prior year business acquisition ($2 million).

•
The decrease in Interiors was due to the impact of the July 2, 2015 joint venture transaction and related prior year held for sale depreciation impact ($109 million), lower volumes ($6 million), net unfavorable pricing and commercial settlements ($5 million), the unfavorable impact of foreign currency translation ($1 million) and current year integration costs ($1 million), partially offset by prior year transaction costs ($28 million), favorable settlements related to prior year business divestitures ($22 million), lower selling, general and administrative expenses as a result of cost reduction initiatives ($22 million), and lower operating costs ($4 million).

Power Solutions

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Net sales	$1,519	$1,473	3%	$4,842	$4,905	-1%
Segment income	261	234	12%	867	813	7%

Three Months:

•
Net sales increased due to favorable pricing and product mix ($44 million), and higher sales volumes ($29 million), partially offset by the unfavorable impact of foreign currency translation ($14 million) and the impact of lower lead costs on pricing ($13 million). The increase in volumes was driven by start-stop battery volumes and growth in China. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment income increased due to higher volumes ($10 million), lower operating costs primarily due to favorable transportation costs ($10 million), lower selling, general and administrative expenses due to lower employee related expenses and cost reduction initiatives ($9 million), and favorable pricing and product mix ($5 million), partially offset by lower equity income ($4 million), the unfavorable impact of foreign currency translation ($2 million) and transaction costs ($1 million).

Year-to-Date:

•
Net sales decreased due to the unfavorable impact of foreign currency translation ($180 million) and the impact of lower lead costs on pricing ($98 million), partially offset by higher sales volumes ($136 million), and favorable pricing and product mix ($79 million). The increase in volumes was driven by higher start-stop battery volumes and growth in China. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment income increased due to higher volumes ($41 million), lower selling, general and administrative expenses due to lower employee related expenses and cost reduction initiatives ($38 million), favorable pricing and product mix ($38 million), partially offset by the unfavorable impact of foreign currency translation ($30 million), higher operating costs primarily driven by efforts to satisfy supply from increased customer demand and launch new capacity in China ($29 million), lower equity income ($3 million) and transaction costs ($1 million).

Backlog

Building Efficiency’s backlog relates to its control systems and service activity. At June 30, 2016, unearned backlog was $4.8 billion, an increase compared to $4.7 billion at June 30, 2015. Adjusted for foreign currency, backlog was 2% higher compared to the third quarter of last year.

Financial Condition

Working Capital

	June 30,	September 30,		June 30,
(in millions)	2016	2015	Change	2015	Change

Current assets	$11,847	$10,469		$12,459
Current liabilities	(12,886)	(10,446)		(12,066)
	(1,039)	23	*	393	*

Less: Cash	(467)	(597)		(213)
Add: Short-term debt	2,189	52		987
Add: Current portion of long-term debt	670	813		814
Less: Assets held for sale	(17)	(55)		(2,090)
Add: Liabilities held for sale	—	42		1,610
Working capital (as defined)	$1,336	$278	*	$1,501	-11%

Accounts receivable	$6,170	$5,751	7%	$5,597	10%
Inventories	2,972	2,377	25%	2,489	19%
Accounts payable	5,455	5,174	5%	4,791	14%

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

•
The increase in working capital at June 30, 2016 as compared to September 30, 2015 was primarily due to the impact of the JCH joint venture, timing of tax payments, an increase in accounts receivable due to timing of customer receipts and an increase in inventory due to changes in production levels. Compared to June 30, 2015, the decrease in working capital was primarily due an increase in accounts payable due to timing of supplier payments and an increase in restructuring reserves, partially offset by the impact of the JCH joint venture, timing of tax payments and an increase in account receivable due to timing of customer receipts.

•
The Company’s days sales in accounts receivable at June 30, 2016 were 57, higher than 56 days and 55 days at September 30, 2015 and June 30, 2015, respectively. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•
The Company’s inventory turns for the three months ended June 30, 2016 were slightly lower than the comparable periods ended September 30, 2015 and June 30, 2015, primarily due to changes in inventory production levels.

•	Days in accounts payable at June 30, 2016 were 68 days, lower than 74 days at the comparable period ended September 30, 2015, and higher than 66 days at the comparable period ended June 30, 2015.

Cash Flows

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015

Cash provided by operating activities	$75	$663	$696	$863
Cash used by investing activities	(254)	(248)	(871)	(702)
Cash provided (used) by financing activities	274	(360)	40	(353)
Capital expenditures	(279)	(264)	(822)	(820)

•
The decrease in cash provided by operating activities for the three months ended June 30, 2016 was primarily due to higher income tax payments, current year separation costs and unfavorable changes in other assets, partially offset by favorable changes in timing of dividend payments from equity affiliates. The decrease in cash provided by operating activities for the nine months ended June 30, 2016 was primarily due to current year separation costs, higher income tax payments, and unfavorable changes in accounts receivable and inventory, partially offset by favorable changes in accounts payable and accrued liabilities, and timing of dividend payments from equity affiliates.

•
The increase in cash used by investing activities for the three months ended June 30, 2016 was primarily due to an increase in capital expenditures, partially offset by cash received from a business divestiture in the current year. The increase in cash used by investing activities for the nine months ended June 30, 2016 was primarily due to cash paid for the JCH joint venture in the current year and cash received from business divestitures in the prior year.

•
The increase in cash provided by financing activities for the three months ended June 30, 2016 was primarily due to increase in short-term debt in the current year, partially offset by long-term borrowings in the prior year and higher stock repurchases in the current year. The increase in cash provided by financing activities for the nine months ended June 30, 2016 was primarily due to increase in short-term debt and lower stock repurchases in the current year, partially offset by higher repayments of long-term debt and an increase in dividends paid to noncontrolling interests related to the JCH joint venture.

•
The increase in capital expenditures for the three and nine months ended June 30, 2016 primarily relates to higher capital investments in the Building Efficiency and Power Solutions businesses, offset by lower capital investments in the Automotive Experience business.

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

In the second and third quarters of fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $80 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $29 million was recorded in the second quarter and $51 million was recorded in the third quarter. Of the total impairment charges, $55 million related to Corporate assets, $9 million related to the Automotive Experience Seating segment, $8 million related to the Building Efficiency Products North America segment, $4 million related to the Building Efficiency Asia segment, $3 million related to the Building Efficiency Rest of World segment and $1 million related to the Automotive Experience Interiors segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The Company concluded it did not have any other significant triggering events requiring assessment of impairment of its long-lived assets at June 30, 2016.

For the nine months ended June 30, 2015, the Company concluded it did not have any significant triggering events requiring assessment of impairment of its long-lived assets.

Capitalization

	June 30,	September 30,		June 30,
(in millions)	2016	2015	Change	2015	Change

Short-term debt	$2,189	$52		$987
Current portion of long-term debt	670	813		814
Long-term debt	5,139	5,745		5,734
Total debt	7,998	6,610	21%	7,535	6%

Shareholders’ equity attributable to Johnson Controls, Inc.	9,599	10,376	-7%	10,655	-10%

Total capitalization	$17,597	$16,986	4%	$18,190	-3%

Total debt as a % of total capitalization	45%	39%		41%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
At June 30, 2016, the Company had committed bilateral euro denominated revolving credit facilities totaling 200 million euro, which are scheduled to expire in fiscal year 2016. Additionally, at June 30, 2016, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $225 million, which are scheduled to expire in fiscal year 2017. There were draws of $90 million on these revolving facilities as of June 30, 2016.

•	In April 2016, the Company entered into a five-month, $500 million floating rate term loan scheduled to mature in September 2016. Proceeds from the term loan were used for general corporate purposes.

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

•
The Company also selectively makes use of short-term credit lines. The Company estimates that, as of June 30, 2016, it could borrow up to $1.5 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at June 30, 2016 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2016 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility, which matures in August 2018. There were no draws on the revolving credit facility as of June 30, 2016. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenants require a minimum consolidated shareholders’ equity attributable to Johnson Controls, Inc. of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls, Inc. for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls, Inc. is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2016, consolidated shareholders’ equity attributable to Johnson Controls, Inc. as defined per the Company’s debt financial covenants was $10.7 billion and there was a maximum of $245 million of liens outstanding. The Company expects to remain in compliance with all covenants and other requirements set forth in its credit agreements and indentures for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

New Accounting Standards

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU No. 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. ASU No. 2016-13 will be effective for the Company for the quarter ended December 31, 2020, with early adoption permitted for the quarter ended December 31, 2019. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 will be effective for the Company for the quarter ending December 31, 2018, and early adoption is not permitted, with certain exceptions. The changes are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective prospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2016, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as ofJune 30, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. Reserves for environmental liabilities totaled $28 million, $23 million and $24 million at June 30, 2016, September 30, 2015 and June 30, 2015, respectively. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Building Efficiency businesses. At June 30, 2016, September 30, 2015 and June 30, 2015, the Company recorded conditional asset retirement obligations of $78 million, $59 million and $67 million, respectively.

On July 11, 2016, the Company and the Securities and Exchange Commission (SEC) resolved alleged Foreign Corrupt Practices Act (FCPA) violations related to the Company’s Building Efficiency marine business in China dating back to 2007, which the Company had self-reported to the SEC and the Department of Justice (DOJ) in June 2013. These allegations were isolated to the Company’s marine business in China, which had annual sales ranging from $20 million to $50 million during this period. The Company, under Audit Committee and Board of Directors oversight, proactively initiated an investigation of the matter. Pursuant to the SEC’s Order resolving this matter, the Company agreed to pay $14 million to the SEC in July 2016 (characterized as disgorgement of profits, civil penalties and interest) and also agreed to make certain reports to the SEC over a one-year period with regard to its FCPA compliance program. The Company neither admitted nor denied the findings in the SEC’s Order. On July 11, 2016, the DOJ made public a letter stating that the DOJ had closed its investigation of the matter. The Company does not anticipate any material adverse effect on its business or financial condition as a result of this matter, including the SEC’s Order.

An investigation by the European Commission (EC) related to European lead recyclers’ procurement practices is currently underway, with the Company one of several named companies subject to review. On June 24, 2015, the EC initiated proceedings and adopted a statement of objections alleging infringements of competition rules in Europe against the Company and certain other companies. The Company will continue to cooperate with the EC in their proceedings and does not anticipate any material adverse effect on its business or financial condition as a result of this matter. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations may continue for several years and can result in substantial fines depending on the gravity and duration of the violations.

On March 1, 2016, a putative class action lawsuit, Wandel v. Tyco International plc, et al., Docket No. C-000010-16, was filed in the Superior Court of New Jersey naming Tyco, the individual members of its board of directors, the Company and Merger Sub as defendants. The complaint alleges that Tyco’s directors breached their fiduciary duties and exercised their powers as directors in a manner oppressive to the public shareholders of Tyco in violation of Irish law by, among other things, failing to take steps to maximize shareholder value and failing to protect against purported conflicts of interest. The complaint further alleges that Tyco, the Company and Merger Sub aided and abetted Tyco’s directors in the breach of their fiduciary duties. The complaint seeks, among other things, to enjoin the expected merger between the Company and Tyco. The Company has been dismissed as a party to this lawsuit without prejudice for lack of service.

On May 20, 2016, a putative class action lawsuit, Laufer v. Johnson Controls, Inc., et al., Docket No. 2016CV003859, was filed in the Circuit Court of Wisconsin, Milwaukee County, naming the Company, the individual members of its board of directors, Tyco and Merger Sub as defendants. The complaint alleges that the Company’s directors breached their fiduciary duties in connection with the expected merger between the Company and Tyco by, among other things, failing to take steps to maximize shareholder value, seeking to benefit themselves improperly and failing to disclose material information in the joint proxy statement/prospectus relating to the merger. The complaint further alleges that Tyco aided and abetted the Company’s directors in the breach of their fiduciary duties. The complaint seeks, among other things, to enjoin the merger. The Company believes that the claims asserted by the complaint are not valid.

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
Consummation of the merger of the Company with Tyco is subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two thirds of the Company’s shares entitled to vote on such matter, (ii) the approval by Tyco’s shareholders at a special meeting of the Tyco shareholders (the "Tyco Special Meeting") of (A) the issuance of Tyco shares in connection with the merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to "Johnson Controls International plc," by at least 75% of the votes cast on these matters at the Tyco Special Meeting, (iii) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (for which early termination was granted on March 10, 2016), the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the merger on the terms set forth in the Merger Agreement. There can be no assurance that the conditions to the completion of the merger will be satisfied or waived (if permissible under applicable law) or that the merger will be completed. Additionally, if the merger is not completed because the Merger Agreement is terminated under certain circumstances, the Company may be required to pay Tyco a termination fee of up to $500 million and/or reimburse Tyco’s expenses of up to $35 million plus up to an additional $65 million of Tyco’s financing expenses (which reimbursement would be deducted from any termination fee owed to Tyco).
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
In connection with the merger, two putative class action lawsuits have been filed, one by a purported Tyco shareholder alleging claims against Tyco, the individual members of its board of directors, the Company and Merger Sub, and another by a purported

Company shareholder alleging claims against the Company, the individual members of its board of directors, Tyco and Merger Sub. Each complaint seeks, among other things, to enjoin the merger. The outcome of such litigation is uncertain. If these cases are not resolved, these lawsuits could prevent or delay the completion of the merger and result in additional costs to the Company, including any costs associated with the indemnification of directors. Additional plaintiffs may file additional lawsuits against Tyco, the Company and/or the directors and officers of either company in connection with the merger. Such additional legal proceedings could also prevent or delay the completion of the merger and result in additional costs to the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock, which supersedes any prior programs. In September 2013, the Company’s Board of Directors authorized up to an additional $500 million in stock repurchases of the Company’s outstanding common stock, and in November 2013, the Company's Board of Directors authorized an additional $3.0 billion under the stock repurchase program, both incremental to prior authorizations. Stock repurchases under the stock repurchase program may be made through open market, privately negotiated, or structured transactions or otherwise at times and in such amounts as Company management deems appropriate. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of June 30, 2016, the Company has repurchased approximately $475 million of its shares during fiscal 2016.

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. The net effect of the change in fair value of the Equity Swap Agreement and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended June 30, 2016.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
4/1/16 - 4/30/16
Purchases by Company	553,000	$42.01	553,000	$1,015,847,437
5/1/16 - 5/31/16
Purchases by Company	4,772,003	$41.37	4,772,003	$818,409,424
6/1/16 - 6/30/16
Purchases by Company	5,782,599	$44.02	5,782,599	$563,863,234
4/1/16 - 4/30/16
Purchases by Citibank	—	—	—	NA
5/1/16 - 5/31/16
Purchases by Citibank	—	—	—	NA
6/1/16 - 6/30/16
Purchases by Citibank	—	—	—	NA

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 69 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS, INC.

Date: July 29, 2016	By:	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS, INC.
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Separation and Release of All Claims, dated April 25, 2016, by and between Johnson Controls, Inc. and Dr. Beda Bolzenius.

10.2	Separation Agreement, dated May 2, 2016, by and between Johnson Controls GmbH and Dr. Beda Bolzenius.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated July 29, 2016, relating to Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.